Form 10-K
period 1993-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1994-03-18
CIK 712537

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 1993 commission file number 0-11242

                  FIRST COMMONWEALTH FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                25-1428528
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

   22 NORTH SIXTH STREET INDIANA, PA                     15701
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (412) 349-7220

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

COMMON STOCK, $5 PAR VALUE                  NEW YORK STOCK EXCHANGE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes XX No    .

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

    TITLE OF CLASS                         OUTSTANDING AT March 17, 1994

Common Stock, $5 Par Value                        18,642,024 Shares

The aggregate market value of the voting common stock, par value $5 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 17, 1994), was approximately $323,905,167.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 1994 are incorporated by reference into Part III.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                  First Commonwealth Financial Corporation

                                 FORM 10-K

                                   INDEX

PART I                                                        PAGE

ITEM 1.   Business

          Description of business..........................     2
          Competition......................................     3
          Supervision and regulation.......................     4

ITEM 2.   Properties.......................................     6

ITEM 3.   Legal Proceedings................................     6

ITEM 4.   Submission of Matters to a Vote of Security
           Holders.........................................     6


PART II

ITEM 5.   Market for Registrant's Common Stock and Related
           Security Holder Matters.........................     7

ITEM 6.   Selected Financial Data..........................     8

ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............     9

ITEM 8.   Financial Statements and Supplementary Data......    21


ITEM 9.   Disagreements on Accounting and Financial
           Disclosures.....................................    46


PART III

ITEM 10.   Directors and Executive Officers of the
            Registrant.....................................    46

ITEM 11.   Management Renumeration and Transactions........    47

ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................    47

ITEM 13.   Certain Relationships and Related Transactions..    47


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................    47
            Signatures.....................................    49

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. After its incorporation it became affiliated as a result of statutory mergers with the following: On April 29, 1983 it affiliated with National Bank of the Commonwealth ("NBOC"), a national bank in Indiana, Indiana County; on March 19, 1984 with Deposit Bank ("Deposit"), a Pennsylvania-chartered bank and trust company in DuBois, Clearfield County; on August 16, 1985 with Dale, a national bank in Dale (Johnstown), Cambria County; and on December 14, 1985 with the First National Bank of Leechburg ("Leechburg"), a national bank in Leechburg, Armstrong County; December 31, 1986 with CNB CORP, Inc. ("CNB"), a one-bank holding company and its wholly-owned subsidiary, Citizens National Bank in Windber ("Citizens"). CNB was then combined with the corporation. Immediately thereafter, and on the same day, Citizens was combined with Dale and the resulting entity was named Cenwest National Bank ("Cenwest"). On May 31, 1990 the Corporation affiliated with Peoples Bank and Trust Company ("PBT"), a Pennsylvania-chartered bank and trust company in Jennerstown, Somerset County. On April 30, 1992 the Corporation affiliated with Central Bank ("Central"), a Pennsylvania-chartered bank in Hollidaysburg, Blair County. On December 31, 1993 the Corporation affiliated with Peoples Bank of Western Pennsylvania ("BPWPA"), a Pennsylvania-chartered commercial bank in New Castle, Lawrence County. NBOC, Deposit, Cenwest, Leechburg, Peoples, Central and PBWPA (the "Subsidiary Banks") are now wholly owned subsidiaries of the Corporation with their principal; places of business in central western Pennsylvania. Commonwealth Systems Corporation ("CSC") was incorporated as a Pennsylvania business corporation in 1984 by the Corporation to function as its data processing subsidiary and it has its principal place of business in Indiana, Pennsylvania. Before August 1984, it had operated as the data processing department of NBOC. First Commonwealth Trust Company ("FCTC") was incorporated on January 18, 1991 as a Pennsylvania chartered trust company to render general trust services.
The trust departments of Subsidiary Banks were combined to form FCTC, and the corporate headquarters are located in Indiana, Pennsylvania. The Corporation and its subsidiaries employed approximately 906 persons (full-time equivalents) at December 31, 1993.

Through the Subsidiary Banks, the Corporation traces its banking origins to 1880. The Subsidiary Banks conduct their business through 69 community banking offices in 51 communities in the counties of Armstrong (3 offices), Beaver (1), Bedford (3), Blair (8), Cambria (11), Centre (2), Clearfield
(6), Elk (3), Huntingdon (1), Indiana (9), Jefferson (4), Lawrence (6), Somerset (7) and Westmoreland (5).

The Subsidiary Banks engage in a general banking business and offer a full range of financial services. They offer such general retail banking services as demand, savings and time deposits; mortgage, consumer installment and commercial loans; and credit card loans through MasterCard and VISA.

The Subsidiary Banks operate a network of 49 automated teller machines ("ATMs") which permit their customers to conduct routine banking transactions 24 hours a day. Of the ATMS, 29 are located on the premises of their main or branch offices and 20 are in remote locations. All the ATMs are part of the MAC network which consist of nearly 13,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 16 states, of which 14 are east of Mississippi River. The Subsidiary Banks' MAC customers may use the HONOR Network, which has 8,900 ATM's located primarily in the southeast quadrant of the United States. The ATM's operated by the Subsidiary Banks are also part of the Cirrus network which is national in scope. Cirrus comprised of more than 93,700 ATMs located in the United States, Canada and 20 other countries and territories,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES which services over 232 million card holders. Such networks allow the Subsidiary Bank's customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

FCTC has six branch offices in the service areas of the Subsidiary Banks and offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

On June 1, 1989 Commonwealth Trust Credit Life Insurance Company began operations. The Corporation owns 50% of the voting common stock of the new company. The Commonwealth Trust is authorized to engage in credit life and/or disability reinsurance activities.

The Corporation does not engage in any significant business activities other than holding the stock of its subsidiaries. The Corporation does not at present have any plans to expand or modify its business or that of its subsidiaries, other than as described herein. Nevertheless, it will be receptive to and may actively seek out merges and acquisitions in the event opportunities which management considers advantageous to the development of the Corporation's business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

Each of the Subsidiary Banks and FCTC faces intense competition, both from within and without its service area, in all aspects of its business. The Subsidiary Banks compete for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within their service areas. With respect to loans to larger businesses the Subsidiary Banks also complete with much larger banks located outside of their service areas. They also compete, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions.
In recent years they have encountered significant competition for deposits from money market funds located throughout the United States. Such funds pay dividends to their shareholders (which are the equivalent are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by the Subsidiary Banks. The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made. In addition to savings and loan associations and credit unions, the Subsidiary Banks also compete for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumer throughout their service areas. The Subsidiary Banks believe that the principal means by which they compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of their offices and ATMs, the sophistication and quality of their services and the prices (primarily interest rates) of their services.

CSC is the data processing subsidiary of the Corporation. It provides on-line general ledger accounting services and bookkeeping services for deposit and loan accounts to the Corporation, the Subsidiary Banks and two other bank customer located in Pennsylvania. It competes, principally with data processing subsidiaries of other, mostly larger, banks, on the basis of the price and quality of its services and the speed with which such services are delivered.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Supervision and Regulation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("the Bank Holding Company Act") and is registered such with the Federal Reserve Board. As a registered bank holding company, it is required to file with the Federal Reserve Board an annual report and other information. The Federal Reserve Board is also empowered to make examinations and inspections of the Corporation and its subsidiaries.

The Bank Holding Company Act and Regulation Y of the Federal Reserve Board require every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares or substantially all of the assets of a bank or merger or consolidate with another bank holding company. The Federal Reserve Board may not approve acquisitions by FCFC of such percentage of voting shares or substantially all the assets of any bank located in any state other than Pennsylvania unless the laws of such state specifically authorize such an acquisition.

The Bank Holding Company Act generally prohibits a bank holding company from engaging in a non-banking business or acquiring direct or indirect ownership or control of more that 5% of the outstanding voting shares of any non-banking corporation subject to certain exceptions, the principal exception being where the business activity in question is determined by the Federal Reserve Board to be closely related to banking or to managing or controlling banks to be a proper incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of such banking related subsidiaries of bank holding companies.

Under the Federal Reserve Act, subsidiary banks of a bank holding company are subject to certain restrictions on extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof, or acceptance of such stock or securities as collateral for loans to any one borrower. A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the furnishing of property or services.

Under the Pennsylvania Banking Code, there is no limit on the number of Pennsylvania banks that may be owned or controlled by a Pennsylvania bank holding company.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("the Act") was signed into law on December 19, 1991 and contains a number of provisions that directly and indirectly affect banks and bank holding companies such as the Corporation and the Subsidiary Banks. For example the Act increased from $5 billion to $30 billion the amount the FDIC can borrow from the Treasury Department to cover bank failures, the loans plus interest to be repaid through increased deposit insurance premiums on banks over the next 15 years; the FDIC was instructed to change the way it assesses banks for deposit insurance by moving away from an across-the-board rate to risk-based rates, with banks engaged in risky practices paying higher deposit insurance premiums than those engaged in conservative operations; the bank regulatory agencies are required to establish within one year a system whereby five capital levels would be set for all banks and savings institutions, ranging from well capitalized to critically undercapitalized, with increased regulatory oversight and restrictions automatically occurring as the capital level falls from one level to the next lower level; the scope of deposit insurance is narrowed with the elimination of the "too big to fail" doctrine, under which the FDIC has protected deposits even in excess of $100,000, but all deposits could still be covered if the FDIC, the Federal Reserve Board and the Treasury, in consultation with the President, determined that a serious adverse economic impact would result from a denial

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES of insurance coverage, in which case a special premium would be assessed to pay for the extended coverage; the regulators must adopt, effective December 1, 1993, a new set of noncapital measures of banks safety, such as underwriting standards and minimum earning levels; the Federal Reserve Board's ability to keep banks alive with extended loans from its discount window is restricted starting two years after enactment of the law; and the Act also requires annual, on-site federal bank examinations of most institutions, places limits on real estate lending by banks, and tightens auditing requirements. While FCFC and the Subsidiary Banks, in common with all banks, will bear the costs of increased regulatory supervision resulting from the Act, FCFC, because of its capital position, will benefit from a movement to risk-based deposit insurance premiums and a fewer restrictions and oversight for well capitalized banks.

Subsidiary Banks and FCTC

Of the Subsidiary Banks, NBOC, Cenwest, and Leechburg are subject to the supervision of and are regularly examined by the Comptroller of the Currency. In addition, because they are members of the Federal Reserve System, they are subject to the supervision of and examination by that System. Deposit, PBT and PBWPA are Pennsylvania-chartered banks and not members of the Federal Reserve System, are subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"), and subject to certain regulations of the Federal Reserve Board. Central is a member of the Federal Reserve System. Central is subject to supervision of and are regularly examined by the system. In addition, since they are a Pennsylvania-chartered bank, they are subject to the supervision of the Pennsylvania Department of Banking. All the Subsidiary Banks are members of the FDIC and, as such, are subject to examination by the FDIC. FCTC is subject to the supervision of and is to be regularly examined by the Pennsylvania Department of Banking.

The areas of operation subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosure, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends, establishment of branches and other aspects of operations. Under the Pennsylvania Banking Code, a state or national bank located in Pennsylvania may establish branches in the county in which its principal office is located, in the contiguous and bicontiguous counties.

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits it. On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction. As of December 31, 1993 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, of which the following 18 are east of the Mississippi River; Connecticut, Delaware, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Massachussets, New Hampshire, New Jersey, New York, Ohio, Rhode Island, Tennessee, Vermont and West Virginia.

It is difficult to determine the precise effects that reciprocal regional interstate banking will have on the Corporation, but the law has increased, and as reciprocity becomes effective will increase further, the number of potential buyers for Pennsylvania banks and bank holding companies. The law also will permit Pennsylvania bank holding companies that desire to expand

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES outside Pennsylvania to acquire banks and bank holding companies located in jurisdictions with which Pennsylvania has reciprocity.

Effects of Governmental Policies

The business and earnings of the Corporation is effected not only be general economic conditions, but also by the monetary and fiscal policies of the United State Government and its agencies, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United State government securities, changes in the discount rate on borrowings by member banks from the Federal Reserve System, and changes in reserve requirements against member bank deposits. These instruments, together with fiscal and economic policies of various governmental entities, influence overall growth of bank loans, investments and deposits and may also effect interest rates charged on loans, received on investments or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of bank holding companies and their subsidiary banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and Pennsylvania economies and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand or the effect of such changes on the business and earnings the Corporation or its subsidiaries.

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana county Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s. The Corporation, NBOC and CSC occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and which contains a renewal option. Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines. The building is now in excellent condition and provides ample space for the Corporation, NBOC and CSC's operations. The Subsidiary Banks have 69 banking facilities of which 23 are leased and 46 owned in fee, free of all liens and encumbrances. All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities. Management believes all such facilities to be in good repair and well suited to their uses. Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS

The information appearing in NOTE 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this filing is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

First Commonwealth Financial Corporation (the "Corporation") has been listed on the New York Stock Exchange (NYSE) since June 10, 1992 under the symbol "FCF". The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation. Prices per share and dividends per share have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994.

During the second quarter of 1992 the Board of Directors of the Corporation began the practice of declaring dividends at the end of a quarter instead of at the beginning of a quarter. The payable dates remained in the period following the end of the quarter. This resulted in dividends being declared twice in the second quarter of 1992, but only one dividend was paid. The approximate number of holders of record of the Corporation's common stock is 5,500.


                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1993
First Quarter           $14.625          $12.375          $.125
Second Quarter          $14.875          $13.250          $.125
Third Quarter           $16.000          $13.313          $.125
Fourth Quarter          $17.625          $14.875          $.135


                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1992
First Quarter           $10.500          $10.000          $.105
Second Quarter          $12.250          $10.250          $.210
Third Quarter           $14.875          $12.000          $.105
Fourth Quarter          $15.688          $13.688          $.125

The prices contained in the table for the common stock for the periods prior to June 10, 1992 are limited to transactions known to management, including recent inquiries made of local brokers, and are not necessarily indicative of the actual range of prices at which such stock was traded during the periods indicated.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6. Selected Financial Data    (Dollar Amounts in Thousands, except per
share data)

The following selected financial data is not covered by the auditor's report and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the consolidated financial statements and related notes. All amounts have been restated to reflect the pooling of interests.

                                                             Years Ended December 31,
                                             1993         1992         1991         1990         1989
Interest Income
  Interest and fees on loans .........      $86,121      $84,612      $81,357      $83,993      $79,422
  Interest and dividends on
    investment securities.............       44,906       44,311       38,844       32,865       30,322
  Interest on money market
    investments.......................          691        2,494        5,600        7,906        8,014
      Total interest income...........      131,718      131,417      125,801      124,764      117,758
Interest Expense
  Interest on deposits................       54,041       59,906       65,484       66,060       64,059
  Interest on short-term borrowings...        3,496        1,723        1,569        3,001        3,291
  Interest on long-term debt..........          456          454          456          535          621
      Total interest expense..........       57,993       62,083       67,509       69,596       67,971

  Net interest income.................       73,725       69,334       58,292       55,168       49,787
  Provision for possible loan losses..        2,197        3,219        4,946        3,933        2,310
  Net interest income after provision
    for possible loan losses..........       71,528       66,115       53,346       51,235       47,477

  Net securities gains (losses).......        2,333          679          677         (269)        (998)
  Other operating income..............        9,792        8,695        6,852        6,650        5,622
  Other operating expenses............       51,244       47,825       39,866       38,655       36,478
      Income before taxes and cumulative
       effect of change of accounting
       method.........................       32,409       27,664       21,009       18,961       15,623
   Applicable income taxes............        9,719        7,076        5,025        4,475        2,749
      Net income before cumulative
       effect of change in accounting
       method.........................       22,690       20,588       15,984       14,486       12,874
   Cumulative effect of change in
     accounting method................          500          -0-          -0-          -0-          -0-
      Net income......................      $23,190      $20,588      $15,984      $14,486      $12,874

Per Share Data(a)
  Net income before cumulative effect
   of change in accounting method.....   $     1.22   $     1.14   $     0.94   $     0.85   $     0.76
  Cumulative effect of change in
   accounting method..................   $     0.02   $     0.00   $     0.00   $     0.00   $     0.00
  Net income..........................   $     1.24   $     1.14   $     0.94   $     0.85   $     0.76
  Dividends declared..................   $     0.51   $     0.55   $     0.38   $     0.33   $     0.30
  Average shares outstanding..........   18,642,024   18,107,266   17,024,494   17,024,494   17,024,494

At End of Period
  Total assets........................   $1,955,269   $1,787,548   $1,479,592   $1,346,028   $1,267,444
  Securities..........................      847,035      664,046      537,894      419,948      354,564
  Loans and leases, net of unearned
    income............................    1,006,176      964,527      801,533      763,250      727,023
  Reserve for possible loan losses....       14,544       14,267        9,426        8,323        7,721
  Deposits............................    1,575,624    1,544,823    1,279,988    1,149,863    1,088,910
  Long-term debt......................        7,363        8,130        6,524        5,718        5,979
  Shareholders' equity................      186,453      170,403      140,992      130,762      122,957

Key Ratios
  Return on average assets............        1.25%        1.24%        1.14%        1.12%        1.10%
  Return on average equity............       12.91%       12.91%       11.75%       11.59%       10.82%
  Net loans to deposit ratio..........       62.94%       61.51%       61.88%       65.65%       66.06%
  Dividend payout ratio...............       39.30%       45.11%       38.55%       36.88%       38.70%
  Average shareholders' equity as
    percentage of average assets......        9.65%        9.60%        9.69%        9.66%       10.17%

(a) Average number of shares outstanding has been restated to reflect pooling of interests. Restatements also reflect two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation (the "Corporation") including its subsidiaries for the years ended December 31, 1993, 1992 and 1991 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

Effective December 31, 1993, the Corporation acquired all of the outstanding common stock of Peoples Bank of Western Pennsylvania, a state-chartered bank, headquartered in New Castle, Pennsylvania. The merger was accounted for as a pooling of interests and accordingly, all financial statements have been restated as though the merger had occurred at the beginning of the earliest period presented.

Effective April 30, 1992, the Corporation acquired all of the outstanding common stock of Central Bank ("Central"), a state-chartered bank headquartered in Hollidaysburg, Pennsylvania. The merger was accounted for as a purchase transaction, whereby the results of operations of Central from the date of acquisition were included in the financial statements.


Results of Operations

Net income in 1993 was $23.2 million, an increase of $2.6 million over the 1992 level of $20.6 million and compared to $16.0 million which was reported in 1991. Earnings per share before the cumulative effect of the change of accounting method increased $0.08 per share in 1993 to $1.22. This compared to $1.14 in 1992 and $0.94 in 1991. The cumulative effect of change in the method of accounting for income taxes added $0.02 per share to result in $1.24 earnings per share for 1993. Per share data has been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994. Return on average assets was 1.25% during the 1993 period compared to 1.24% for 1992. Return on average equity was 12.91% for both the 1993 and 1992 periods. During 1991 return on average assets was 1.14% and return on average equity was 11.75%.

The following is an analysis of the impact of changes in net income on earnings per share:

                                            1993              1992
                                             vs.               vs.
                                            1992              1991

Net income per share, prior year           $1.14             $0.94

Increase (decrease) from changes in:
  Net interest income                       0.07              0.30
  Provision for possible loan losses        0.06              0.10
  Security transactions                     0.09              0.00
  Other income                              0.04              0.05
  Salaries and employee benefits           (0.08)            (0.06)
  Occupancy and equipment costs            (0.03)            (0.01)
  Settlement of lender liability claim      0.08             (0.08)
  Other expenses                           (0.03)            (0.06)
  Provision for Federal income taxes       (0.13)            (0.08)
Subtotal                                    1.21              1.10
Inclusion of acquisition during year        0.01              0.04
Cumulative effect of change in accounting
  method                                    0.02              0.00
Net income per share                       $1.24             $1.14

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $73.7 million in 1993 compared to $69.3 million in 1992 and $58.3 million in 1991. The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis
                                                     Average Balance Sheets and Net Interest Analysis
                                                                (Dollar Amounts in Thousands)

                                             1993                             1992                             1991
                                 Average    Income/   Yield or    Average    Income/   Yield or    Average    Income/   Yield or
                                 Balance    Expense   Rate(a)     Balance    Expense   Rate(a)     Balance    Expense   Rate(a)
Assets
Interest-earning assets:
  Time deposits with
    banks                     $    10,294  $    483    4.69%    $   29,902  $  1,844    6.17%    $   50,100  $  3,990    7.96%
  Investment securities           762,562    44,906    6.10        622,869    44,311    7.45        477,168    38,844    8.59
  Federal funds sold                6,832       208    3.04         18,265       650    3.56         28,151     1,610    5.72
  Loans (b) (c), net of
    unearned income               986,596    86,121    8.88        902,486    84,612    9.59        770,795    81,357   10.78
   Total interest-
      earning assets            1,766,284   131,718    7.63      1,573,522   131,417    8.61      1,326,214   125,801    9.78

Noninterest-earning assets:
  Cash                            45,496                            41,104                           36,083
  Reserve for loan losses        (14,683)                          (13,113)                          (8,723)
  Other assets                    64,766                            59,726                           49,554
   Total noninterest-
      earning assets              95,579                            87,717                           76,914
    Total Assets              $1,861,863                        $1,661,239                       $1,403,128

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing
    demand deposits            $  169,423     3,050    1.80%    $  143,478     3,799    2.65%    $  104,632     4,006    3.83%
  Savings deposits                421,626     9,681    2.30        396,733    12,150    3.06        317,904    13,312    4.19
  Time deposits                   816,920    41,310    5.06        763,264    43,957    5.76        681,662    48,166    7.07
  Short-term borrowings            95,925     3,496    3.64         38,459     1,723    4.48         25,610     1,569    6.13
  Long-term debt                    7,985       456    5.71          7,803       454    5.82          6,338       456    7.19
    Total interest-
      bearing liabilities       1,511,879    57,993    3.84      1,349,737    62,083    4.60      1,136,146    67,509    5.94

Noninterest-bearing
 liabilities and capital:
  Noninterest-bearing
    demand deposits               157,653                          139,831                          119,143
  Other liabilities                12,660                           12,196                           11,832
  Shareholders' equity            179,671                          159,475                          136,007
    Total noninterest-
      bearing funding sources     349,984                          311,502                          266,982
      Total Liabilities and
        Shareholders' Equity   $1,861,863                       $1,661,239                       $1,403,128

 Net Interest Income and
    Net Yield On Interest-
    earning Assets                          $73,725    4.35%                 $69,334    4.66%                $ 58,292    4.69%

(a) Yields on interest-earning assets have been computed on a tax equivalent basis using the
    35% Federal income tax statutory rate in 1993, and 34% in 1992 and 1991.
(b) Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c) Loan income includes net loan fees.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Both interest income and interest expense increased as volumes increased. Average interest earning assets increased $192.8 million in 1993 to $1,766,284 which is 94.9% of average total assets. Included in the 1993 growth was $41.8 million in investments, primarily mortgage-backed securities, and these purchases were funded with borrowings from the Federal Home Loan Bank and other banks. This leveraging strategy added approximately $1.0 million to net interest income during 1993. Excluding the earning assets resulting from the Central acquisition, average earning assets grew $111.2 million in 1992. Average earning assets were 94.7% of average total assets during 1992, compared to 94.5% during 1991. Average interest-bearing liabilities increased $162.1 million during 1993, which included $41.8 million related to the previously mentioned leveraging strategy. The remainder of the increase occurred primarily through deposit growth. Average interest-bearing liabilities grew $213.6 million during 1992 which included $90.7 million in addition to the Central acquisition.

Both asset yields and the cost of funds declined in 1993 and 1992 as the interest rates were generally lower during those periods when compared to previous years. Asset yields, on a tax-equivalent basis, decreased 98 basis points (0.98%) during 1993 and 117 basis points (1.17%) during 1992. The cost of funds declined 76 basis points (0.76%) during 1993 and 134 basis points (1.34%) during 1992. Earning asset yields declined in 1993 faster than liability costs primarily because of lower mortgage rates. Mortgage borrowers have been refinancing loans during the low interest rate environment reducing loan yields. Additionally, mortgage loan refinancing on a national scale had accelerated the repayments of mortgage backed securities in excess of projections. Reinvestment of the proceeds at the then current rates lowered the investment portfolio yields. This trend should stabilize if interest rates remain constant or rise. Deposit customers tended to extend maturities which locked in rates as deposit rates fell, thereby preventing the cost of funds to decline as fast as asset yields. Net interest margin, on a tax-equivalent basis, was 4.35% during 1993 compared to 4.66% in 1992 and 4.69% during 1991. The Corporation's use of computer modeling to manage interest rate risk is further described in the "Interest Sensitivity" section of this discussion herein. The following table shows the effect of changes in volumes and rates on interest income and interest expense.

                                    Analysis of Year-to-Year Changes in Net Interest Income
                                               (Dollar Amounts in Thousands)

                                       1993 Change from 1992                    1992 Change from 1991
                                 Total     Change Due    Change Due       Total     Change Due    Change Due
                                 Change    to Volume      to Rate         Change    to Volume      to Rate
Interest-earning assets:
    Time deposits with banks    $(1,361)    $(1,209)     $   (152)       $(2,146)    $(1,608)     $   (538)
    Securities                      595      10,407        (9,812)         5,467      12,516        (7,049)
    Federal funds sold             (442)       (407)          (35)          (960)       (565)         (395)
    Loans                         1,509       8,066        (6,557)         3,255      14,196       (10,941)
      Total interest income         301      16,857       (16,556)         5,616      24,539       (18,923)
Interest-bearing liabilities:
    Deposits                     (5,865)      4,807       (10,672)        (5,578)     11,817       (17,395)
    Short-term borrowings         1,773       2,575          (802)           154         787          (633)
    Long-term debt                    2          11            (9)            (2)        105          (107)
Total interest expense           (4,090)      7,393       (11,483)        (5,426)     12,709       (18,135)
      Net interest income       $ 4,391     $ 9,464      $ (5,073)       $11,042     $11,830      $   (788)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The provision for possible loan losses is an amount added to the reserve against which loan losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the reserve in relation to the risks inherent within the loan portfolio. The provision for possible loan losses was $2.2 million in 1993 and $3.2 million and $4.9 million in 1992 and 1991, respectively. Net charge-offs against the reserve for possible loan losses were $1.9 million, or 0.19% of average total loans in 1993. This is compared to $2.9 million in 1992. Charge-offs were $510 thousand less during 1993 while recoveries of previously charged off loans increased $449 thousand. Net charge-offs were $3.8 million in 1991. Net charge-offs were 0.32% and 0.50% of average total loans during 1992 and 1991, respectively. For an analysis of credit quality, see the "Credit Review" section of this discussion.

The following table presents an analysis of the consolidated reserve for possible loan losses for the five years ended December 31, 1993 (dollars in thousands):

                                                    Summary of Loan Loss Experience

                                           1993        1992      1991      1990      1989
Loans outstanding at end of year         $1,006,176  $964,527  $801,533  $763,250  $727,023

Average loans outstanding                $  986,596  $902,486  $770,795  $746,898  $706,858

Reserve for possible loan losses:
Balance, beginning of year               $   14,267  $  9,426  $  8,323  $  7,721  $  7,294
Addition as result of acquisition               -0-     4,501       -0-       -0-       -0-

Loans charged off:
  Commercial, financial and agricultural        731       816     1,981     1,883     1,226
  Loans to individuals                        1,662     1,840     1,849     2,055     1,006
  Real estate                                 1,011     1,281       803       367       358
  Lease financing receivables                    80        57        35       205         9
    Total loans charged off                   3,484     3,994     4,668     4,510     2,599

Recoveries of loans previously charged off:
  Commercial, financial and agricultural        559       360       153       447       369
  Loans to individuals                          552       388       595       506       124
  Real estate                                   453       364        74       148       222
  Lease financing receivables                   -0-         3         3        78         1
    Total recoveries                          1,564     1,115       825     1,179       716
    Net loans charged off                     1,920     2,879     3,843     3,331     1,883
Provision charged to expense                  2,197     3,219     4,946     3,933     2,310

Balance, end of year                        $14,544   $14,267   $ 9,426   $ 8,323   $ 7,721

Ratios:
  Net charge-offs as a percentage
    of average loans outstanding              0.19%     0.32%     0.50%     0.45%     0.27%
  Reserve for possible loan losses
    as a percentage of average loans
    outstanding                               1.47%     1.58%     1.22%     1.11%     1.09%

Total other operating income increased $2.7 million in 1993 to $12.1 million. Net security gains increased $1.7 million to $2.3 million during 1993 compared to $679 thousand during 1992 and $677 thousand in 1991. Security transactions during 1993 and 1992 were primarily the sale of U.S. Treasury securities maturing within a year. Proceeds were reinvested in U.S. Treasury securities and U.S. Government agency securities with maturities of 2-3 years to continue to lock in yields while interest rates were falling. Additionally, during 1993 marketable equity securities with a book value of $1.6 million were sold for a $1.0 million gain. During 1991

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

the Corporation also sold low and marginal quality securities which improved the marketability and liquidity of the portfolio. Gross gains of $2.3 million and gross losses of $17 thousand were recognized during 1993. Gross gains of $803 thousand and $1.5 million were recognized during 1992 and 1991, respectively, while gross losses of $124 thousand and $779 thousand were recognized in the corresponding periods.

Trust income increased $227 thousand during 1993 to $2.2 million as estate fees decreased $67 thousand, and core revenues increased. Trust income increased $664 thousand during 1992 as the 1991 restructuring of the subsidiary banks' trust departments into a single trust company began to produce benefits. Management of the trust company allows an opportunity to focus on growth, since the specialized areas and back-office operations were centralized. Service charges on deposits increased $320 thousand in 1993 and $1.0 million in 1992 primarily as a result of average total deposits increasing. Additionally, new fee schedules established during the fourth quarter of 1991 provided higher revenues during 1992.

Total other operating expenses increased $3.4 million to $51.2 million in 1993 and compared to $47.8 million and $39.9 million in 1992 and 1991, respectively. Results for the 1992 period did not reflect any of Central's results until the merger date of April 30, 1992. Operating expenses related to Central in the first four months of 1993 were $2.2 million.

Employee costs experienced an increase of $2.4 million to $25.4 million. Of this increase $946 thousand was a result of including Central for the full year of 1993. Total employee costs were $23.0 million and $20.2 million in 1992 and 1991, respectively. Salary levels are generally maintained through attrition management programs. Employee costs as a percentage of average assets was 1.36% in 1993, reduced from 1.38% in 1992 and 1.44% in 1991.

Net occupancy expense and furniture and equipment increased over the three year period primarily as the costs of maintaining branch operations, including utilities, repairs and depreciation continued to increase. Additionally, equipment depreciation increased as computer equipment that was previously being leased was purchased and is being depreciated over a shorter life than the original lease. Additionally, the process of automating loan documentation and the branch network increased depreciation costs but is expected to improve platform productivity and reduce loan documentation risks. The deposit insurance assessment from the Federal Deposit Insurance Corporation ("FDIC") increased as a result of deposit increases. This assessment is not scheduled to increase again in 1994, but the possibility of future increases cannot be eliminated. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has established a risk-based assessment system which went into effect January 1, 1993. This system designates an assessment rate for each insured institution based on a combination of its capital and supervisory condition. Because of the Corporation's strong capital position and supervisory condition, only future rate changes will cause a significant change in the related expense. A lender liability claim for which a subsidiary of the Corporation was a defendant, was settled out of court in October 1992 in the amount of $1.4 million. Other operating expenses increased $1.3 million in 1993 over the 1992 related period to $15.0 million. The inclusion of Central for the entire period of 1993 increased this category $829 thousand. An increase in the amortization of core deposit intangibles as a result of the implementation of FAS No. 109 was $715 thousand. One of the subsidiary banks agreed to a settlement of a PA shares tax claim resulting in a refund of $298 thousand. The 1992 increase was primarily a result of including Central for eight months. Cost increases occurred in the process of the collection of loans or the disposition of real estate acquired in lieu of loan repayment but was partially responsible for the increased recovery of previously charged off loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Federal income tax expense was $9.7 million during 1993 representing an increase of $2.6 million over the 1992 total of $7.1 million. Taxable income increased nearly $7.0 million during 1993. On August 10, 1993 President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("the Act"). The Act made several changes that will affect financial institutions such as the Corporation and its subsidiaries. While it is difficult to determine the short and long-range effects of the Act on the Corporation and whether it will be able to change its operations and make adaptations to maintain net income levels that would otherwise have prevailed if the Act had not passed, it should be noted that the primary focus of the Act was to raise taxes. One provision of the Act increased the tax rate for corporate taxable income in excess of $10 million to 35 percent from 34 percent. This provision was retroactively applied to taxable income earned after January 1, 1993. The tax rate change increased the Corporation's Federal income tax expense by $259 thousand.

Liquidity

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from deposits (primary source) and the maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased and borrowings from the Federal Reserve Bank. Additionally, six of the seven banking subsidiaries are members of the Federal Home Loan Bank and may borrow up to ten percent of their total assets at any one time. The sale of earning assets may also provide an additional source of liquidity.

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Deposits increased $30.8 million in 1993 primarily in core customer deposit relationships. Non-core deposits, which are time deposits in denominations of $100 thousand or more represented only 6.1% of total deposits at December 31, 1993. Time deposits of $100 thousand or more at December 31, 1993, 1992 and 1991 had remaining maturities as follows:

                                                     Maturity Distribution of
                                                 Large Certificates of Deposit
                                                  (Dollar Amounts in Thousands)

                                           1993               1992               1991
                                     Amount  Percent    Amount  Percent    Amount   Percent
Remaining Maturity:
3 months or less                    $19,734    21%     $ 25,289    25%     $ 53,945    51%
Over 3 months through 6 months       12,543    13        15,906    15        24,726    23
Over 6 months through 12 months      16,542    17        11,140    11        13,196    12
Over 12 months                       47,006    49        49,731    49        14,784    14
    Total                           $95,825   100%     $102,066   100%     $106,651   100%

Net loans increased $41.4 million during 1993 as consumer loans and real estate secured loans were the primary categories of increased volume reflecting a strengthening of loan demand.

An additional source of liquidity are certain marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

part of the implementation of tax management strategies. As of December 31, 1993, securities available for sale had an amortized cost of $462.8 million and a market value of $465.2 million. Gross unrealized gains were $3.7 million and gross unrealized losses were $1.3 million. Below is a schedule of loans by classification for the five years ended December 31, 1993 and a schedule of the maturity distribution of investment securities at December 31, 1993.

                                                          Loans by Classification
                                                       (Dollar Amounts in Thousands)

                                   1993               1992               1991               1990               1989
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent

Commercial, financial,
  agricultural and
  other                     $  153,039   15%   $196,979     20%   $255,525     31%   $221,575     28%   $204,933     27%
Real estate                    643,321   62     573,076     58     394,002     47     384,347     48     358,000     48
Loans to individuals           239,904   23     220,085     22     177,390     21     179,610     23     184,152     24
Net leases                       1,411  -0-       4,628    -0-       3,802      1       5,622      1       6,285      1
  Gross loans and
   leases                    1,037,675  100%    994,768    100%    830,719    100%    791,154    100%    753,370    100%
  Unearned income              (31,499)         (30,241)           (29,186)           (27,904)           (26,347)
  Total loans, and leases
   net of unearned income   $1,006,176         $964,527           $801,533           $763,250           $727,023

                                                  Maturity Distribution of Investment Securities
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other        Book      Average
                                            and Corporations         Subdivisions     Securities      Value      Yield*

Within 1 year                                   $    -0-                $14,322        $ 3,289     $ 17,611      7.58%
After 1 but within 5 years                        94,612                 22,105          9,953      126,670      5.73
After 5 but within 10 years                       81,550                 27,058          1,566      110,174      5.93
After 10 years                                   116,758                  9,880            718      127,356      5.95
     Total                                      $292,920                $73,365        $15,526     $381,811      5.95

*Yields are calculated on a tax-equivalent basis

Interest Sensitivity

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances. While no single number can accurately describe the impact of changes in interest rates on net interest income, interest rate sensitivity positions, or "gaps" when measured over a variety of time periods may be helpful.

An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period. If interest-sensitive assets ("ISA") exceeds interest-sensitive liabilities ("ISL") during a prescribed time period, a positive gap results.
Conversely, when ISL exceeds ISA during a time period, a negative gap results.

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes. In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings and when interest rates rise, a negative gap should tend to affect earnings negatively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 1993 and 1992 (Dollar Amounts in Thousands):


                                                    1993
                                    0-90 Days   0-180 Days   0-365 Days

Loans                               $ 384,639    $ 458,967   $  593,225
Investments                           162,510      210,823      276,518
Other interest-earning assets           1,974        2,172        2,469
     Total interest-sensitive
       assets                         549,123      671,962      872,212

Certificates of deposit               160,487      278,868      404,764
Other deposits                        503,288      503,288      503,288
Short-term borrowings                 155,518      165,096      168,803

     Total interest-sensitive
       liabilities                    819,293      947,252    1,076,855
     Gap                            $(270,170)   $(275,290)  $ (204,643)

ISA/ISL                                  0.67         0.71         0.81
Gap/Total assets                       13.82%       14.08%       10.47%

                                                    1992
                                    0-90 Days   0-180 Days   0-365 Days

Loans                               $ 395,097    $ 463,995   $  615,796
Investments                            72,879      114,000      185,784
Other interest-earning assets          34,403       37,692       46,859
     Total interest-sensitive
       assets                         502,379      615,687      848,439

Certificates of deposit               156,655      288,295      389,704
Other deposits                        583,307      583,807      584,648
Short-term borrowings                  44,801       50,135       51,492

     Total interest-sensitive
       liabilities                    784,763      922,237    1,025,844
     Gap                            $(282,384)   $(306,550)  $ (177,405)

ISA/ISL                                  0.64         0.67         0.83
Gap/Total assets                       15.80%       17.15%        9.92%

Final loan maturities and rate sensitivity of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 1993 are as follows (Dollar Amounts in Thousands):

                               Within One   One to     After
                                  Year      5 Years   5 Years    Total

Commercial and industrial      $ 92,566    $19,544  $  14,403   $126,513
Financial institutions              -0-        162        -0-        162
Real estate-construction          7,199      1,147      1,372      9,718
Real estate-commercial           99,684     40,003     81,119    220,806
Other                             9,276      6,050     11,219     26,545
      Totals                   $208,725    $66,906   $108,113   $383,744

Loans at fixed interest rates               43,902     49,367
Loans at variable interest rates            23,004     58,746
      Totals                               $66,906   $108,113

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The Corporation has not experienced the kind of earnings volatility indicated from the gap analysis. This is because assets and liabilities with similar contractual repricing characteristics may not reprice at the same time or to the same degree.

Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest margin, management simulates the potential effects of changing interest rates through computer modeling. The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or a lag in a deposit rate increase. The repricing strategies for loans would be inversely related.

The analysis at December 31, 1993, indicated that a 200 basis point movement in interest rates in either direction would not have a significant impact on the Corporation's anticipated net interest income over the next twelve months.

Credit Review

Maintaining a high quality loan portfolio is of great importance to the Corporation. The Corporation manages the risk characteristics of the loan portfolio through the use of prudent lending policies and procedures and monitors risk through a periodic review process provided by external auditors, internal auditors, regulatory authorities and our loan review staff. These reviews include the analysis of credit quality, diversification of industry, compliance to policies and procedures, and an analysis of current economic conditions.

In the management of its credit portfolio, the Corporation emphasizes the importance of the collectibility of loans and leases as well as asset and earnings diversification. The Corporation immediately recognizes as a loss, all credits judged to be uncollectible and has established a reserve for possible credit losses that may exist in the portfolio at a point in time, but have not been specifically identified.

Since all identified losses are immediately charged off, no portion of the reserve is restricted to any individual credit or groups of credits, and the entire reserve is available to absorb any and all credit losses. However, for analytical purposes, the following table sets forth an allocation of the reserve for possible loan losses at December 31 according to the categories indicated:

                                          Allocation of the Reserve for Possible Loan Losses
                                                    (Dollar Amounts in Thousands)
                                           1993       1992       1991      1990       1989
Commercial, industrial, financial,
  agricultural and other                 $ 2,177    $ 5,109    $ 4,226   $ 2,074    $ 2,536
Real estate                                7,176      4,627      2,597     2,725      2,285
Loans to individuals                       1,879      1,806      1,182     1,765      1,672
Lease financing receivables                   32         39         21        28         25
Unallocated                                3,277      2,686      1,400     1,731      1,203
    Total                                $14,541    $14,267     $9,426    $8,323     $7,721
Reserve as percentage
  of average total loans                   1.47%      1.58%      1.22%     1.11%      1.09%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Other than those described below, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. The following table identifies nonperforming loans at December 31. A loan is placed in a nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

                                         Nonperforming Loans and Effect on Interest
                                                          Income Due to Nonaccrual
                                                       (Dollar Amounts in Thousands)

                                               1993       1992       1991       1990       1989
Loans on nonaccrual basis                    $ 8,166     $ 8,223    $ 5,458    $ 5,392    $ 6,281
Past due loans                                 6,011       4,881      4,561      3,065      4,536
Renegotiated loans                             1,186       1,002      1,086      3,185        221
   Total nonperforming loans                 $15,363     $14,106    $11,105    $11,642    $11,038
Nonperforming loans as a percentage of
  total loans                                   1.53%      1.46%      1.38%      1.53%      1.52%

Gross income that would have been
  recorded at original rates                    $706       $936       $521       $687       $425

Interest that was reflected in income             76        106         41        166         57
Net reduction to interest income due to
   nonaccrual                                   $630       $830       $480       $521       $368

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

The level of nonperforming loans has increased in recent years, principally as nonaccrual loans increased. These loans are primarily secured by residential and commercial real estate and no significant loss is expected. Management believes that the reserve for possible loan losses and nonperforming loans remained safely within acceptable levels during 1993.

Capital Resources

Equity capital increased $16.0 million in 1993. Dividends declared decreased equity by $8.9 million. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of additional advances, increased equity capital by $464 thousand. The market value adjustment to securities available for sale added $1.6 million to capital while the tax benefit of dividends paid to the ESOP increased equity by $84 thousand and amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $159 thousand.

A capital base can be considered adequate when it enables the Corporation to intermediate funds responsibly and provide related services while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber. In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The Federal Reserve Board has issued risk-based capital adequacy guidelines which went into effect in stages through 1992. The risk-based capital standard is designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization's total capital be common and certain other "core" equity capital ("Tier I Capital"); (2) assets and off-balance sheet items must be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system.

The table below presents the Corporation's capital position at December 31,
1993:
                                                       Percent
                                          Amount     of Adjusted
                                     (in thousands)     Assets

Tier I  Capital                         $169,546        16.29
Risk-Based Requirement                    41,642         4.00

Total Capital                            182,989        17.58
Risk-Based Requirement                    83,285         8.00

Minimum Leverage Capital                 169,546         8.88
Minimum Leverage Requirement              76,384         4.00


Inflation and Changing Prices

Management is aware of the impact inflation has on interest rates and therefore the impact it can have on a bank's performance. The ability of a financial institution to cope with inflation can only be determined by analysis and monitoring of its asset and liability structure. The Corporation monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance. However, it must be remembered that the asset and liability structure of a financial institution is substantially different from an industrial corporation in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in general price levels. Examples of monetary items include cash, loans and deposits.
Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes. Examples of nonmonetary items are premises and equipment.

Inflation can have a more direct impact on categories of noninterest expenses such as salaries and wages, supplies and employee benefit costs. These expenses are very closely monitored by management for both the effects of inflation and increases relating to such items as staffing levels, usage of supplies and occupancy costs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollar Amounts in Thousands)

                                                     December 31,
                                                  1993           1992

Assets
  Cash and due from banks on demand...........$   51,044     $   63,337
  Interest-bearing deposits with banks........     2,569         18,196
  Federal funds sold..........................       -0-         30,555
  Securities available for sale...............   465,224            -0-
  Investment securities, market value
    $383,943 in 1993 and $674,066 in 1992.....   381,811        664,046

  Loans....................................... 1,037,675        994,768
    Unearned income...........................   (31,499)       (30,241)
    Reserve for possible loan losses..........   (14,544)       (14,267)
         Net loans............................   991,632        950,260

  Property and equipment......................    21,911         21,107
  Other real estate owned.....................     4,929          4,044
  Other assets................................    36,149         36,003
         Total assets.........................$1,955,269     $1,787,548

Liabilities
  Deposits (All Domestic):
    Noninterest-bearing.......................$  167,306     $  167,486
    Interest-bearing.......................... 1,408,318      1,377,337
         Total deposits....................... 1,575,624      1,544,823

  Short-term borrowings.......................   171,497         52,676
  Other liabilities...........................    14,332         11,516
  Long-term debt..............................     7,363          8,130
         Total liabilities.................... 1,768,816      1,617,145

Shareholders' Equity
  Preferred stock, $1 par value per
    share, 3,000,000 shares authorized
    and unissued..............................       -0-            -0-
  Common stock, $5 par value per share,
    25,000,000 shares authorized, 9,321,012
    issued and outstanding....................    46,605         46,605
  Additional paid-in capital..................    35,296         35,455
  Retained earnings...........................   107,417         93,256
  Unrealized gain on securities available
    for sale..................................     1,584            -0-
                                                 190,902        175,316
  Deferred compensation.......................    (4,449)        (4,913)
         Total shareholders' equity...........   186,453        170,403
               Total liabilities and
                shareholders' equity..........$1,955,269     $1,787,548

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
(Dollar Amounts in Thousands, except per share data)

                                                      Years Ended December 31,

                                                1993             1992             1991
INTEREST INCOME
  Interest and fees on loans................   $86,121          $84,612          $81,357
  Interest and dividends on investments:
    Taxable interest........................    41,323           39,922           34,494
    Interest exempt from Federal
      income taxes..........................     2,955            4,118            4,184
    Dividends...............................       628              271              166
  Interest on Federal funds sold............       208              650            1,610
  Interest on bank deposits.................       483            1,844            3,990

      Total interest income.................   131,718          131,417          125,801

INTEREST EXPENSE
  Interest on deposits.....................     54,041           59,906           65,484
  Interest on short-term borrowings........      3,496            1,723            1,569
  Interest on long-term debt...............        456              454              456

      Total interest expense...............     57,993           62,083           67,509

NET INTEREST INCOME........................     73,725           69,334           58,292
  Provision for possible loan losses.......      2,197            3,219            4,946

NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES.....................     71,528           66,115           53,346

OTHER INCOME
  Net securities gains.....................      2,333              679              677
  Trust income.............................      2,194            1,967            1,303
  Service charges on deposit accounts......      4,720            4,400            3,397
  Other income.............................      2,878            2,328            2,152

      Total other income...................     12,125            9,374            7,529

OTHER EXPENSES
  Salaries and employee benefits...........     25,397           22,968           20,154
  Net occupancy expense....................      3,595            3,235            2,796
  Furniture and equipment expense..........      3,710            3,246            2,762
  FDIC expense.............................      3,521            3,222            2,474
  Settlement of lender liability claim.....        -0-            1,400              -0-
  Other operating expenses.................     15,021           13,754           11,680

      Total other expenses.................     51,244           47,825           39,866

INCOME BEFORE TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  METHOD...................................     32,409           27,664           21,009
    Applicable income taxes................      9,719            7,076            5,025

NET INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING METHOD...........     22,690           20,588           15,984
Cumulative effect of change in
   accounting method.......................        500              -0-              -0-

NET INCOME.................................    $23,190          $20,588          $15,984

Average Shares Outstanding.................  18,642,024       18,107,266       17,024,494

PER SHARE DATA:
  NET INCOME BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING METHOD.........      $1.22            $1.14            $0.94
  CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING METHOD......................      $0.02            $0.00            $0.00
  NET INCOME...............................      $1.24            $1.14            $0.94

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

                                                                        Years Ended December 31,
                                                                1993             1992             1991
Operating Activities
  Net income............................................       $23,190          $20,588          $15,984
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for possible loan losses.................         2,197            3,219            4,946
     Depreciation and amortization......................         4,701            3,547            2,954
     Net gains on sales of assets.......................        (2,617)            (273)            (904)
  Changes net of acquisition:
     Decrease (increase) in interest receivable.........           145            2,712             (209)
     Increase in interest payable.......................          (896)          (2,336)              (3)
     Increase (decrease) in income taxes payable........           308             (567)             354
     Provision for deferred taxes.......................        (1,189)            (406)            (478)
     Other - net........................................          (719)          (2,363)            (663)

        Net cash provided by operating activities.......        25,120           24,121           21,981

Investing Activities
  Proceeds from investment securities transactions:
     Sales..............................................        95,658           16,840           65,362
     Maturities and redemptions.........................       329,606          170,301          119,994
  Proceeds from sales of loans and other assets.........        14,661           17,866              245
  Acquisition of affiliate..............................           -0-           (3,950)             -0-
  Changes net of acquisition:
     Net decrease in time deposits with banks...........        15,627           39,945            3,583
     Purchases of investment securities.................      (603,637)        (263,036)        (301,778)
     Net increase in loans..............................       (57,044)         (22,614)         (42,239)
     Purchases of premises and equipment................        (3,425)          (3,728)          (1,936)
        Net cash used by investing activities...........      (208,554)         (48,376)        (156,769)

Financing Activities
  Proceeds from issuance of long-term debt..............           202            2,500              -0-
  Repayments of long-term debt..........................          (505)            (179)             -0-
  Tax benefit of ESOP dividend..........................            84              119               97
  Discount on dividend reinvestment plan purchases......          (159)            (124)             (80)
  Dividends paid........................................        (8,571)          (6,860)          (5,899)
  Dividends paid by subsidiary prior to merger..........          (169)            (285)            (263)
  Changes net of acquisition:
     Net increase in deposits...........................        30,883           65,441          130,020
     Net increase (decrease) in Federal funds purchased.        45,955          (10,550)           3,150
     Net increase (decrease) in other short-term
        borrowings......................................        72,866           15,482          (11,112)

        Net cash provided by financing activities.......       140,586           65,544          115,913

        Net increase (decrease) in cash and cash
          equivalents...................................       (42,848)          41,289          (18,875)

Cash and cash equivalents acquired with acquisition.....           -0-            6,300              -0-

Cash and cash equivalents at January 1..................        93,892           46,303           65,178

Cash and cash equivalents at December 31................       $51,044          $93,892          $46,303

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)


                                                                              Unrealized
                                                                              Gain (Loss)
                                                                                  on
                                                      Additional              Securities                      Total
                                            Common     Paid-in    Retained     Available      Deferred    Shareholders'
                                             Stock     Capital    Earnings     For Sale     Compensation     Equity
Balance at December 31, 1990..........      $42,561    $22,719     $ 71,918     $(1,615)      $(4,821)     $130,762
Net income............................          -0-        -0-       15,984         -0-           -0-        15,984
Cash dividends declared...............          -0-        -0-       (5,899)        -0-           -0-        (5,899)
Cash dividends declared by
  subsidiary prior to merger..........          -0-        -0-         (263)        -0-           -0-          (263)
Decrease in unrealized loss on
  marketable equity securities........          -0-        -0-          -0-       1,197           -0-         1,197
Tax benefit on ESOP dividends.........          -0-        -0-           97         -0-           -0-            97
Increase in deferred compensation.....          -0-        -0-          -0-         -0-          (806)         (806)
Discount on dividend reinvestment
  plan purchases......................          -0-        (80)         -0-         -0-           -0-           (80)

Balance at December 31, 1991..........       42,561     22,639       81,837        (418)       (5,627)      140,992

Net income............................          -0-        -0-       20,588         -0-           -0-        20,588
Cash dividends declared...............          -0-        -0-       (9,003)        -0-           -0-        (9,003)
Cash dividends declared by
  subsidiary prior to merger..........          -0-        -0-         (285)        -0-           -0-          (285)
Decrease in unrealized loss on
  marketable equity securities........          -0-        -0-          -0-         418           -0-           418
Tax benefit on ESOP dividends.........          -0-        -0-          119         -0-           -0-           119
Decrease in deferred compensation.....          -0-        -0-          -0-         -0-           714           714
Discount on dividend reinvestment
  plan purchases......................          -0-       (124)         -0-         -0-           -0-          (124)
Acquisition of subsidiary.............        4,044     12,940          -0-         -0-           -0-        16,984

Balance at December 31, 1992..........       46,605     35,455       93,256         -0-        (4,913)      170,403

Net income............................          -0-        -0-       23,190         -0-           -0-        23,190
Cash dividends declared...............          -0-        -0-       (8,944)        -0-           -0-        (8,944)
Cash dividends declared by
  subsidiary prior to merger..........          -0-        -0-         (169)        -0-           -0-          (169)
Increase in unrealized gain on
  securities available for sale, net
  of tax effect.......................          -0-        -0-          -0-       1,584           -0-         1,584
Tax benefit on ESOP dividends.........          -0-        -0-           84         -0-           -0-            84
Decrease in deferred compensation.....          -0-        -0-          -0-         -0-           464           464
Discount on dividend reinvestment
  plan purchases......................          -0-       (159)         -0-         -0-           -0-          (159)

Balance at December 31, 1993..........      $46,605     $35,296    $107,417      $1,584       $(4,449)     $186,453

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991

NOTE 1--Statement of Accounting Policies

General

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation (the "Corporation") and its subsidiaries contained in this report. Such policies conform to generally accepted accounting principles and to general practice within the banking industry.

The Corporation and its subsidiaries are on the accrual basis of accounting except for certain trust related revenues which are recorded on a cash basis. Recording income from such activities on a cash basis does not materially affect net income.

Certain items of the consolidated statements for the years ended December 31, 1992 and 1991 have been reclassified to conform with the December 31, 1993 presentation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Investments of 20 to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

Securities

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 ("FAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: (a) securities held-to-maturity, (b) trading securities and (c) securities available-for-sale.

Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

The Corporation adopted FAS No. 115 effective December 31, 1993 and classified securities as either held-to-maturity or available-for-sale. The Corporation does not engage in trading activities (see NOTES 4 and 5).

Prior to the implementation of FAS No. 115, investment securities consisted of debt and equity securities. Debt securities were stated at cost adjusted for amortization of premium and accretion of discount. These securities were principally purchased with the intent of holding them until maturity. Marketable equity securities were carried at the lower of aggregate cost or market value. Net gain or loss on the sale of investment securities was determined by using the specific identification method.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Loans

Loans are carried at the principal amount outstanding. Unearned income on installment loans is taken into income on a declining basis which results in an approximately level rate of return over the life of the loan. Interest is accrued as earned on nondiscounted loans. When a loan becomes past due and doubt exists as to the ultimate collection of principal and interest, the accrual of income is discontinued and is only recognized at the time payment is received.

Renegotiated loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

Loan Fees

Loan origination and commitment fees, net of associated direct costs, are deferred and the net amount is amortized as an adjustment to the related loan yield on the interest method, generally over the contractual life of the related loans or commitments.

Other Real Estate Owned

Real estate, other than bank premises, is recorded at the lower of cost or market at the time of acquisition. Expenses related to holding the property, net of rental income, are generally charged against earnings in the current period. Other real estate also includes properties that have in substance been foreclosed. In-substance foreclosed properties are those properties where the borrower has little or no remaining equity in the property considering its fair market value; where repayment can only be expected to come from the operation or sale of the property; and where the borrower has effectively abandoned control of the property or it is doubtful that the borrower will be able to rebuild equity in the property. In-substance foreclosed properties included in other real estate owned were $111 and $1,514 at December 31, 1993 and 1992, respectively.

Reserve for Possible Loan Losses

The reserve for possible loan losses represents management's estimate of an amount adequate to provide for losses which may be incurred on loans currently held. Management determines the adequacy of the reserve based on historical patterns of loan charge-offs and recoveries, the relationship of the reserve to outstanding loans, industry experience, current economic trends and other factors relevant to the collectibility of loans currently in the portfolio.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset. Charges for maintenance and repairs are expensed as incurred. Where a lease is involved, amortization is charged over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("FAS No. 109"), Accounting for Income Taxes (see NOTE 14). Under the asset and liability method utilized by FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

Effective January 1, 1993, the Corporation adopted FAS No. 109 and has reported the cumulative effect of that change in method of accounting for income taxes in the 1993 consolidated statement of income.

Cash Flow Statement

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

Supplemental Disclosures

Cash paid during the year for:


                             1993            1992            1991

Interest                   $59,119         $64,546         $67,518
Income taxes               $ 9,245         $ 8,175         $ 5,187

Noncash Investing and Financing Activities

The Corporation borrowed $250 in 1993 and $1,520 in 1991 and concurrently loaned these amounts to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on identical terms. The loan has been recorded as long-term debt on the Corporation's books and the offset was recorded as a reduction in common shareholders' equity. Loan payments in the amount of $714 were made by the ESOP in each of the three years ending in 1993, thereby reducing the outstanding amount related to deferred compensation to $4,449 at December 31, 1993.

Earnings Per Common Share

Earnings per share have been calculated on the weighted average number of common shares outstanding during each year, restated to reflect pooling of interests. Additionally, average number of shares has been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994 (see NOTE 22).

Fair Values of Financial Instruments

The financial statements include various estimated fair values at December 31, 1993, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107"). Such information, which pertains to the Corporation's

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation. It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and the methodologies in absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

The following methods and assumptions were used by the Corporation in estimating financial instrument fair values:

Cash and short-term instruments: The balance sheet carrying amounts for cash and short-term instruments approximate the estimated fair values of such assets.

Securities: Fair values for investment securities and securities available for sale are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of nonmarketable equity securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, is considered a reasonable estimate of fair value.

Loans receivable: Fair values of variable rate loans subject to frequent repricing and which entail no significant credit risk are based on the carrying values. The estimated fair values of other loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest is considered a reasonable estimate of fair value.

Off-balance-sheet instruments: Many of the Corporation's off-balance-sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon, therefore the commitment amounts do not necessarily represent future cash requirements. Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of such cash flows, fair values were not estimated for these instruments.

Deposit liabilities: For deposits which are payable on demand at the reporting date, representing all deposits other than time deposits, management estimates that the carrying value of such deposits is a reasonable estimate of fair value. The carrying amounts of variable rate time deposit accounts and certificates of deposit approximate their fair values at the report date. Fair values of fixed rate time deposits are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities. The carrying amount of accrued interest approximates its fair value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Short-term borrowings: The carrying amounts of short-term borrowings such as Federal funds purchased, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and treasury, tax and loan notes approximate their fair values.

Long-term debt: The carrying amounts of variable rate debt approximate their fair values at the report date. Fair values of fixed rate debt are estimated by discounting the future cash flows using the Corporation's estimated incremental borrowing rate for similar types of borrowing arrangements.

NOTE 2--Business Combination

Effective December 31, 1993 the Corporation acquired all of the outstanding common shares of Peoples Bank of Western Pennsylvania, a state-chartered bank headquartered in New Castle, Pennsylvania. Each of the 375,000 outstanding shares of common stock were exchanged for two shares of the Corporation's common stock. The merger was accounted for as a pooling of interests, and accordingly, all financial statements were restated as though the merger had occurred at the beginning of the earliest period presented.

Effective April 30, 1992, the Corporation acquired all of the outstanding common shares of Central Bank ("Central"), a state-chartered bank headquartered in Hollidaysburg, Pennsylvania, for 808,765 shares of the Corporation's common stock and $3,950 in cash. The acquisition was accounted for as a purchase transaction, whereby the identifiable tangible and intangible assets and liabilities of Central have been recorded at their fair values at the acquisition date. Goodwill of $4,858 and core deposit intangibles of $2,873 acquired in the transaction are being amortized on a straight-line basis over respective periods of fifteen and ten years. Under the purchase method of accounting, the results of operations of Central from the date of acquisition were included in the financial statements.

NOTE 3--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction
accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained
in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. The subsidiary banks maintained with the Federal Reserve Bank average balances of $3,355 during 1993 and $3,971 during 1992.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 4--Investment Securities

Below is an analysis of the book values and approximate fair values of debt securities at December 31:

                                                          1993                                       1992

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities       $    -0-    $  -0-    $    -0-   $    -0-  $ 62,958   $ 1,562   $  (16)   $ 64,504

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities    207,349       923       (805)    207,467   380,749     6,143     (612)    386,280

  Other                          85,570       425       (121)     85,874    89,362     1,170     (126)     90,406

Obligations of States and
  Political Subdivisions         73,366     1,646       (349)     74,663    72,642     1,639     (209)     74,072

Debt Securities Issued By
  Foreign Governments               745         4         -0-        749       350       -0-       (2)        348

Corporate Securities             10,722       442        (73)     11,091    21,768       285     (152)     21,901

Other Mortgage Backed
  Securities                      4,059        40        -0-       4,099    22,522       221      (92)     22,651
     Total Debt Securities     $381,811    $3,480    $(1,348)   $383,943  $650,351   $11,020  $(1,209)   $660,162

Mortgage backed securities include mortgage backed obligations of the U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from 5 to 34 years and have an anticipated average life to maturity ranging from less than one year to 10 years.

The amortized cost and estimated market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                       Estimated
                                        Amortized       Market
                                          Cost           Value

Due within 1 year                       $ 20,174       $ 20,326
Due after 1 but within 5 years           111,271        112,482
Due after 5 but within 10 years           30,439         30,662
Due after 10 years                         8,519          8,907
                                         170,403        172,377
Mortgage backed securities               211,408        211,566
     Total debt securities              $381,811       $383,943

Proceeds from the sales of investment securities were $16,840 and $65,362 in 1992 and 1991, respectively. Gross gains of $803 and $1,456 were recognized during 1992 and 1991, respectively, while gross losses of $124 and $779 were recognized in the corresponding periods.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 4-Investment Securities (Continued)

Marketable equity securities included in investment securities at December 31, 1992 with a cost basis of $6,219 had gross unrealized gains of $331 and gross unrealized losses of $122. The Corporation also held nonmarketable equity securities in the amount of $7,476 at December 31, 1992, primarily Federal Home Loan Bank stock and Federal Reserve Bank stock. At December 31, 1993 equity securities have been classified as securities available for sale.

Investment securities with a book value of $249,160 and $181,787 were pledged at December 31, 1993 and 1992, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 5--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 1993:

                                     Gross      Gross      Approx.
                          Amortized Unrealized Unrealized   Fair
                            Cost      Gains      Losses     Value

U.S. Treasury Securities   $103,253   $  862    $  (125)  $103,990

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed
    Securities              285,854    2,507       (978)   287,383

  Other                      49,726      323       (133)    49,916

Obligations of States and
  Political Subdivisions         97      -0-        -0-         97

Corporate Securities          4,688       50        -0-      4,738

Other Mortgage Backed
  Securities                  6,327       25         (9)     6,343

     Total Debt Securities  449,945    3,767     (1,245)   452,467

Equity Securities            12,841       -0-       (84)    12,757
     Total Securities
      Available for Sale   $462,786    $3,767   $(1,329)  $465,224


Mortgage backed securities include mortgage backed obligations of the U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from 5 to 34 years and have an anticipated average life to maturity ranging from less than one year to 10 years.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 5--Securities Available for Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.


                                                       Estimated
                                        Amortized         Fair
                                          Cost           Value

Due within 1 year                       $  4,960       $  5,083
Due after 1 but within 5 years           141,804        142,652
Due after 5 but within 10 years            8,815          8,804
Due after 10 years                         2,185          2,202
                                         157,764        158,741
Mortgage backed securities               292,181        293,726
     Total debt securities              $449,945       $452,467

Proceeds from the sales of investment securities during 1993 were $95,658. Gross gains of $2,350 and gross losses of $17 were realized on those sales.

NOTE 6--Loans (all domestic)

Loans at year end were divided among these general categories:


                                                December 31,
                                            1993           1992

Commercial, financial,
  agricultural and other                $  153,039       $196,979
Real estate loans:
     Construction and land
       development                           9,718         11,676
     1-4 Family dwellings                  412,799        373,174
     Other real estate loans               220,804        188,226
Loans to individuals for household,
  family and other personal
  expenditures                             239,904        220,085
Leases, net of unearned income               1,411          4,628
          Subtotal                       1,037,675        994,768
Unearned income                            (31,499)       (30,241)
          Total loans and leases        $1,006,176       $964,527


Management's estimate of the fair value of loans was $1,035,850 and $991,491 at December 31, 1993 and 1992, respectively.

Most of the Corporation's business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 1993, there were no significant concentrations of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 7--Reserve for Possible Loan Losses

Description of changes:


                                        1993       1992      1991

Reserve balance at January 1          $14,267    $ 9,426    $8,323

Additions:
     Recoveries of previously
       charged off loans                1,564      1,115       825
     Provision charged to operating
       expense                          2,197      3,219     4,946
     From acquisition                     -0-      4,501       -0-
Deductions:
     Loans charged off                  3,484      3,994     4,668
Reserve balance at December 31        $14,544    $14,267    $9,426

For Federal tax purposes, the reserve for possible loan losses was $1,911 in 1993 and $2,222 in 1992.

NOTE 8--Financial Instruments with Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amount of those instruments reflects the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not issue any other instruments with significant off-balance-sheet risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the notional amount of those instruments at December 31, 1993 and 1992.

                                                1993         1992

Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit               $182,013     $153,319
   Standby letters of credit                  $ 17,900     $ 11,858
   Commercial letters of credit               $     65     $     10


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 8--Financial Instruments with Off-Balance-Sheet Risk (Continued)

evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and commercial letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 9--Premises and Equipment

Premises and equipment are described as follows:


                                             1993            1992

Land                                       $ 3,615         $ 2,977
Buildings and improvements                  22,200          21,084
Leasehold improvements                       3,312           3,254
Furniture and equipment                     20,377          19,221

          Subtotal                          49,504          46,536
Less accumulated depreciation and
  amortization                              27,593          25,429

          Total premises and
            equipment                      $21,911         $21,107

Depreciation and amortization related to premises and equipment was $3,008 in 1993, $2,637 and $1,901, in 1992 and 1991, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 10--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:


                                       1993         1992

N.O.W. and Super N.O.W. accounts    $  169,897   $  168,130
Savings and MMDA accounts              426,640      411,380
Time deposits                          811,781      797,827
   Total interest-bearing deposits  $1,408,318   $1,377,337

Included in time deposits at December 31 were certificates of deposit in denominations of $100 or more maturing as follows:


                                      1993          1992

3 months or less                     $19,734      $ 25,289
3 to 6 months                         12,543        15,906
6 to 12 months                        16,542        11,140
Over 12 months                        47,006        49,731
    Total                            $95,825      $102,066

Interest expense related to $100 or greater certificates of deposit amounted to $5,426 in 1993, $7,389 in 1992, and $7,566 in 1991.

Management's estimated fair value of deposits was $1,590,502 and $1,565,065 at December 31, 1993 and 1992, respectively.

NOTE 11--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

                                 1993                         1992
                      Ending   Average  Average    Ending   Average  Average
                      Balance  Balance    Rate     Balance  Balance    Rate
Federal funds
  purchased          $ 46,155 $ 22,782   3.10%     $   -0-  $ 2,505   6.75%
Borrowings from
  FHLB                 62,276   22,673   3.32          -0-      -0-    -0-
Securities sold
  under agreements
  to repurchase        43,498   41,714   4.28       34,272   25,595   4.69
Treasury, tax and
  loan note option     19,568    8,756   2.91       18,404   10,359   3.41

          Total      $171,497  $95,925   3.64      $52,676  $38,459   4.48

Maximum total at
 any month-end       $171,497                      $67,056

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 11--Short-term Borrowings (Continued)

Interest expense on short-term borrowings for the years ended December 31 is detailed below:


                                            1993    1992    1991

Federal funds purchased                    $  705  $  169  $   58
Borrowings from FHLB                          753     -0-     -0-
Securities sold under agreements to
  repurchase                                1,783   1,201   1,089
Treasury, tax and loan note option            255     353     422
          Total interest on
            short-term borrowings          $3,496  $1,723  $1,569

NOTE 12--Long-Term Debt

Long-term debt at December 31, 1993 follows:


                                              Amount         Rate

Bank subordinated notes due September, 1997   $  716        8.38%
ESOP loan due September, 1997                  2,678 80% of Prime
Bank loan due December, 1997                   2,000        Prime
ESOP loan due March, 2001                      1,770        Prime
Mortgage note due October, 2003                  199        6.26%

        Total long-term debt                  $7,363

All subordinated notes are unsecured and equally subordinated in right of payment to depositors and other creditors. The notes are redeemable at 102% of principal until maturity, at the bank's option. The subordinated notes do not provide for sinking fund obligations. Scheduled loan payments and subordinated note maturities are summarized below:


                  1994    1995    1996    1997    1998  Thereafter

Loan payments    $1,419  $1,483  $1,484  $1,307   $272    $682
Note maturities    -0-     -0-     -0-      716    -0-     -0-

     Total       $1,419  $1,483  $1,484  $2,023   $272    $682

Management estimated the fair value of long-term debt at December 31, 1993 to be $7,433 and $8,207 at December 31, 1992.

NOTE 13--Common Share Commitments

At December 31, 1993 the Corporation had 25,000,000 common shares authorized and 18,642,024 shares outstanding after reflecting the two-for-one stock split effected in the form of a 100% stock dividend (see NOTE 22). The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in
NOTE 15.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 14--Federal Income Taxes

As discussed in Note 1, effective January 1, 1993 the Corporation adopted FAS No. 109. As permitted under FAS No. 109, prior years' financial statements have not been restated. The adoption of this statement resulted in a cumulative benefit of $500 in 1993. This benefit was primarily due to lower tax rates in the year that FAS No. 109 was adopted than tax rates were in the years of purchase business combinations.

The income tax provision consists of:


                                       1993      1992      1991

Current tax provision for income
  before securities transactions      $9,591    $7,229    $5,273
Securities transactions                  817       231       230
           Total current tax
              provision               10,408     7,460     5,503

Deferred tax provision (credit) on:
  Loan loss provision                   (327)      (72)     (404)
  Bond discount                          (53)     (130)      (62)
  Leasing income                        (432)     (236)      (44)
  Purchase accounting valuations        (209)      -0-       -0-
  Depreciation                           (15)      110        31
  Loan origination fees and costs        185        47       172
  Other                                  162      (103)     (171)
           Total deferred tax benefit   (689)     (384)     (478)
           Total tax provision        $9,719    $7,076    $5,025

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at January 1, 1993 and December 31, 1993 were as follows:


                                             December     January
                                                31,          1,

Reserve for possible loan losses             $4,422       $4,095
Accumulated accretion of bond discount         (278)        (331)
Lease financing deduction                      (149)        (581)
Purchase accounting valuations, other
  than excess purchase price                 (2,191)      (2,400)
Accumulated depreciation                       (348)        (363)
Unrealized gain on securities
  available for sale                           (851)         -0-
Loan origination fees and costs                (192)          (7)
Other - net                                     325          487
  Deferred tax asset balance                 $  738       $  900

Management does not feel a need to establish a valuation allowance against the deferred tax asset because of the Corporation's ability to recover previously paid taxes through carrybacks.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 14--Federal Income Taxes (Continued)

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes. The differences are as follows:

                                  1993            1992            1991

                                  % of            % of            % of
                                  Pretax          Pretax          Pretax
                          Amount  Income  Amount  Income  Amount  Income
Tax at statutory rate     $11,343 35.0    $9,406  34.0    $7,143   34.0
Increase (decrease)
  resulting from:
    Effect of
       nontaxable
       interest           (1,979) (6.1)   (2,406) (8.7)   (2,346) (11.2)
    Other                    355   1.1        76   0.3       228    1.1
        Total tax
          provision      $ 9,719  30.0    $7,076  25.6    $5,025   23.9

NOTE 15--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan. Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants. These contributions are used to purchase the Corporation's common shares. Contributions to the plan were $622 in 1993, $680 in 1992 and $518 in 1991.

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 5% of compensation to the plan which is matched by the employer's contribution equal to 60% of the employee's contribution. The 401(k) plan expense was $1,158 in 1993, $984 in 1992, $875 in 1991.

Statement of Financial Accounting Standards No. 106 ("FAS No. 106"), Employers' Accounting for Postretirement Benefits Other than Pensions established standards for accounting for postretirement benefits, primarily health care benefits. FAS No. 106 was effective for all fiscal years beginning after December 15, 1992. Since the Corporation generally does not offer these benefits, the impact on net income is not considered material.

Employees of Central were covered by a noncontributory defined benefit plan, which covered substantially all of its employees. The plan was fully funded, and no contributions were made during the past three years. The net periodic cost was $16 during 1992. The plan was terminated during 1993 and Central employees were included in the Corporation's employee stock ownership plan and 401(k) plan. The plan termination resulted in a gain of $186 thousand recorded during 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 16--Deferred Compensation

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms. The combined balances of the ESOP related loans were $4,449 at December 31, 1993.

The loans have been recorded as long-term debt on the Corporation's consolidated balance sheets. A like amount of deferred compensation was recorded as a reduction of common shareholders' equity. Deferred compensation, included as a component of shareholders' equity, represents the Corporation's prepayment of future compensation expense. As the Corporation makes annual contributions to the ESOP, these contributions, plus dividends accumulated on the Corporation's common stock held by the ESOP, will be used to repay the loan to the Corporation. As the loan is repaid, common stock is allocated to the ESOP participants and deferred compensation is reduced by the amount of the principal payment on the loan. Interest on this loan was $245 in 1993 and $286 in 1992 and $382 in 1991. Dividends on common shares held in the ESOP used for debt service were $417 in 1993, $351 in 1992 and $289 in 1991.

NOTE 17--Commitments and Contingent Liabilities

During 1990, a subsidiary bank was named as a defendant in a forgery claim where the bank allegedly allowed checks bearing forged endorsements to be negotiated. Management feels that its maximum exposure is not significant and that it has adequate defenses for the claim. This action is being vigorously defended and, in the opinion of management, should be resolved in the bank's favor.

There are no material legal proceedings to which the Corporation or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have any material adverse effect on the consolidated financial position of the Corporation and its subsidiaries.

The Corporation leases various premises and assorted equipment under noncancelable agreements. Total future minimum rental commitments at December 31, 1993 were as follows:


              1994  1995  1996  1997  1998  Thereafter  Total

Premises      $451  $352  $255  $212  $148    $805     $2,223
Equipment      171    36    17     1   -0-     -0-        225

    Total     $622  $388  $272  $213  $148    $805     $2,448

Under the terms of various lease agreements, increases in utilities and taxes may be passed on to the lessee. Such adjustments are not reflected in the above table. Additionally, various lease renewal options are available and are not included in the minimum lease commitments until such options are exercised. Total lease expense amounted to $1,034 in 1993, $1,326 in 1992 and $1,248 in 1991.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 18--Related Party Transactions

Some of the Corporation's or its subsidiaries' directors, executive officers, principal shareholders and their related interests, had transactions with the subsidiary banks in the ordinary course of business during 1993. All loans and commitments to loans in such transactions were made on substantially the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectibility nor do they present other unfavorable features. It is anticipated that further such extensions of credit will be made in the future.

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 1993.

Balances December 31, 1992              $34,840
Advances                                  7,599
Repayments                              (17,307)
Other                                       102
Balances December 31, 1993              $25,234

Three loans to two directors, or their related interests were placed on a nonaccrual status during 1992 due to cash flow deficiencies. The original loans were made on substantially the same terms as those prevailing at the time for comparable transactions. One loan to a director has been in compliance with the terms of the loan and has been removed from a nonaccrual status. The original amount of this loan was $616 and the balance at December 31, 1993 was $500. The remaining two loans to one director remained on a nonaccrual status during 1993. The original balances of these loans were $1,969 and the recorded balance of these loans at December 31, 1993 was reduced to $987. In the opinion of management, adequate amounts have been provided in the reserve for possible loan losses for these loans.

NOTE 19--Dividend Restrictions

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all national banks by the Comptroller of the Currency and on all state chartered banks by the Pennsylvania Department of Banking.

During 1993, dividends from subsidiary banks were restricted not to exceed $44,908. These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

NOTE 20--Jointly-Owned Company

Investment in Commonwealth Trust Credit Life Insurance Company
("Commonwealth Trust"), a jointly-owned credit life reinsurance company in which the Corporation has a 50% interest in the voting common stock, is carried at cost, adjusted for the Corporation's proportionate share of the earnings. Dividends, if any, reduce the basis of the investment.

Commonwealth Trust has been in operation since June of 1989.  The
Corporation's net investment in Commonwealth Trust at December 31, 1993 was $1,162 and income from its investment was $221 during 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1993, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets


                                                 December 31,
                                              1993         1992

Assets
Cash                                        $  2,571     $  2,625
Investment in subsidiaries                   187,054      171,568
Investment in jointly-owned company            1,162          941
Premises and equipment                         1,181          890
Dividends receivable from subsidiaries         3,679        3,095
Receivable from subsidiaries                     440          842
Other assets                                     279          397

     Total assets                           $196,366     $180,358


Liabilities and Shareholders' Equity
Accrued expenses and other liabilities      $    947     $    399
Dividends payable                              2,517        2,143
Loans payable                                  6,449        7,413
Shareholders' equity, exclusive of
  deferred compensation                      190,902      175,316
Deferred compensation                         (4,449)      (4,913)
      Total liabilities and
       shareholders' equity                 $196,366     $180,358


Statements of Income


                                      Years Ended December 31,

                                     1993       1992       1991

Dividends from subsidiaries        $13,490    $11,082    $11,085
Operating expenses                  (5,598)    (4,893)    (4,378)

Income before taxes and equity
  in undistributed earnings of
  subsidiaries                       7,892      6,189      6,707
Applicable income tax benefits       1,782      1,433      1,250
Income before equity in
  undistributed earnings of
  subsidiaries                       9,674      7,622      7,957
Equity in undistributed
  earnings of subsidiaries          13,516     12,966      8,027

    Net income                     $23,190    $20,588    $15,984

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1991, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

                                           Years Ended December 31,

                                         1993        1992        1991

Operating Activities
  Net income                          $ 23,190    $ 20,588    $ 15,984
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and
        amortization                     1,190         865         723
      Decrease (increase) in
        prepaid income taxes              (262)       (298)        911
      Undistributed equity in
        subsidiaries                   (13,516)    (12,966)     (8,027)
      Other - net                          (11)       (165)       (618)

       Net cash provided by
         operating activities           10,591       8,024       8,973

Investing Activities
  Purchases of premises and
    equipment                             (499)       (106)       (300)
  Acquisition and additional
    investment in subsidiary            (1,000)     (3,950)        -0-
       Net cash used by
         investing activities           (1,499)     (4,056)       (300)

Financing Activities
  Proceeds from issuance of
    long-term debt                         -0-       2,500         -0-
  Repayment of long-term
    debt                                  (500)        -0-         -0-
  Tax benefit of ESOP dividend              84         119          97
  Discount on dividend reinvestment
    plan purchases                        (159)       (124)        (80)
  Cash dividends paid                   (8,571)     (6,860)     (5,899)
     Net cash used by
         financing activities           (9,146)     (4,365)     (5,882)

Net increase (decrease) in cash            (54)       (397)      2,791
Cash at beginning of year                2,625       3,022         231

Cash at end of year                     $2,571      $2,625      $3,022

     Supplemental schedule of noncash investing and financing activities

The Corporation borrowed $250 in 1993 and $1,520 in 1991 and concurrently loaned these amounts to the ESOP on identical terms. The loans were recorded as long-term debt and the offset was recorded as a reduction of the common shareholders' equity. Loan payments in the amount of $714 were made during each of the three years ended 1993 thereby reducing the outstanding amount related to deferred compensation to $4,449 at December 31, 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1991, 1992 and 1991
(Dollar Amounts in Thousands)

NOTE 22--Subsequent Event

On January 18, 1994, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend in the amount of 9,321,012 shares payable on February 10, 1994. Accordingly, the average number of shares and all per share amounts have been restated to reflect the stock split on a retroactive basis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

AUDITOR'S REPORT

Report of Jarrett Stokes & Co.
Independent Certified Public Accountants


Board of Directors and Shareholders of
First Commonwealth Financial Corporation
Indiana, Pennsylvania



We have audited the accompanying consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in NOTE 1 to the consolidated financial statements, the Corporation changed its method of accounting for income taxes and investments.



                                                        JARRETT STOKES & CO.

Indiana, Pennsylvania
March 2, 1994

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended December 31, 1993 and 1992 are as follows. All amounts have been restated to reflect pooling of interests.

                                                               1993

                                               First     Second    Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter
Interest income..............................  $33,014   $33,098   $32,623   $32,983
Interest expense.............................   14,572    14,562    14,351    14,508

     Net interest income.....................   18,442    18,536    18,272    18,475
Provision for possible loan losses...........      593       519       484       601

Net interest income after provision for
  possible loan losses.......................   17,849    18,017    17,788    17,874
Other operating income.......................    2,999     2,914     2,578     3,634
Other operating expenses.....................   12,649    12,967    12,676    12,952

     Income before taxes and cumulative
       effect of change in accounting method.    8,199     7,964     7,690     8,556
Applicable income taxes......................    2,360     2,292     2,474     2,593

     Net income before cumulative effect of
       change in accounting method...........    5,839     5,672     5,216     5,963
Cumulative effect of change in accounting
  method.....................................      500       -0-       -0-       -0-

     Net income..............................   $6,339    $5,672    $5,216    $5,963

Earnings per share before cumulative effect
  of change in accounting method(a)..........   $ 0.31    $ 0.30    $ 0.28    $ 0.32

Earnings per share(a)........................   $ 0.33    $ 0.30    $ 0.28    $ 0.32

                                                               1992

                                               First     Second    Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter
Interest income..............................  $30,733   $33,188   $33,937   $33,559
Interest expense.............................   15,275    16,042    15,741    15,025

     Net interest income.....................   15,458    17,146    18,196    18,534
Provision for possible loan losses...........      977       847       601       794

Net interest income after provision for
  possible loan losses.......................   14,481    16,299    17,595    17,740
Other operating income.......................    2,267     2,684     2,213     2,210
Other operating expenses.....................   10,701    11,578    13,106    12,440

     Income before taxes.....................    6,047     7,405     6,702     7,510
Applicable income taxes......................    1,458     1,837     1,801     1,980

     Net income..............................   $4,589    $5,568    $4,901    $5,530

Earnings per share(a)........................   $ 0.27    $ 0.31    $ 0.26    $ 0.30

(a) Average number of shares outstanding has been restated to reflect two-for -one stock split effected in the form of a 100% stock dividend declared January 18, 1994.

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE
         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 1994 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name                      Age      Positions Held During the Past Five Years

E. James Trimarchi        71       Chairman of the Board, President and
                                   Chief Executive Officer of the
                                   Corporation, Chairman of the Board of
                                   FCTC and Chairman of the Board of CSC;
                                   Director of NBOC, Central, PBWPA and
                                   CTCLIC

Joseph E. O'Dell          48       Senior Executive Vice President,
                                   Chief Operating Officer and Assistant
                                   Secretary/Treasurer of the Corporation,
                                   Director of Cenwest and FCTC, Vice
                                   Chairman of the Board of CSC

Gerard M. Thomchick       38       Executive Vice President of the
                                   Corporation, President, Chief Executive
                                   Officer and Director of CTCLIC; Director of Deposit, Central and FCTC

David R. Tomb, Jr.        62       Vice President, Secretary and Treasurer
                                   of the Corporation; Director of
                                   Leechburg, CSC, NBOC and CTCLIC

John J. Dolan             37       Senior Vice President, Comptroller and
                                   Chief Financial Officer of the
                                   Corporation, Chief Financial
                                   Officer/Comptroller of CTCLIC,
                                   Treasurer and Assistant Secretary of
                                   FCTC, Director of Peoples

George E. Dash            43       Senior Vice President/Sales and
                                   Marketing, Director of Central

Johnston A. Glass         44       President and Chief Executive Officer of
                                   NBOC, Director of the Corporation

William Miksich           58       President and Chief Executive Officer of
                                   Deposit Bank

Each of the officers identified above has held the position indicated above or other executive positions with the same entity (or a subsidiary thereof) for at least the past five years.

Executive officers of the Corporation serve at the pleasure of the Board of Directors of the Corporation and for a term of office extending through the election and qualification of their successors.

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 11 - MANAGEMENT RENUMERATION
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 1994 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 1994 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 1994 is incorporated herein by reference in response to this item.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

  (A)     Documents Filed as Part of this Report

          1)  Financial Statements
              All financial statements of the registrant as set forth under
              Item 8 of this Report on Form 10-K.

          2)  Financial Statement Schedules

              Schedule
              Number       Description                                 Page

                I          Indebtedness to Related Parties              N/A
               II          Guarantees of Securities of Other Issuers    N/A


                                                       Page Number or
              Exhibit                                  Incorporated by
          3)  Number      Description                    Reference to

               3.1       Articles of Incorporation     Exhibit 2 to Form 8-A
                                                       filed May 8, 1992

               3.2       By-Laws of Registrant         Exhibit 3.2 to Form
                                                       S-4 filed October 15,
                                                       1993

              10.1       Employment Contract           Exhibit 10.1 to Form
                         Ronald C. Geiser              S-14 Registration
                                                       Statement dated
                                                       July 19, 1985.

              10.2       Employment Contract           Exhibit 10.2 to Form
                         Sumner E. Brumbaugh           S-4 Filed October 15,
                                                       1993

              21.1       Subsidiaries of the
                         Registrant

              23.1       Consent of Jarrett.Stokes & Co.
                         Certified Public Accountants

              24.1       Power of Attorney


  (B)     Report of Form 8-K
          Not applicable.

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 18th day of March 1994.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)




                     /S/DAVID R. TOMB, JR.
                     David R. Tomb, Jr., Vice President Secretary/Treasurer