Form 10-Q
period 1994-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1994-05-16
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C  20549


For the Quarter ended March 31, 1994      Commission file number 0-11242


                 FIRST COMMONWEALTH FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                             25-1428528
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)


22 NORTH SIXTH STREET INDIANA, PA                       15701
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (412) 349-7220


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


             CLASS                          OUTSTANDING AT May 12, 1994
Common Stock, $1 Par Value                       18,642,024 Shares

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .  9



                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                               March 31,      December 31,
                                                  1994            1993

ASSETS
     Cash and due from banks..............    $   50,976       $   51,044
     Interest-bearing bank deposits.......           595            2,569
     Federal funds sold ..................         1,430                0
     Securities available for sale........       462,195          465,224

     Investment securities (Market Value
       $367,603 in 1994 and
       $383,943 in 1993)..................       373,567          381,811

     Loans (all domestic).................     1,062,440        1,037,675
       Less unearned income...............        30,712           31,499
       Less reserve for possible loan losses      14,886           14,544
          Net loans.......................     1,016,842          991,632

     Property and equipment...............        22,189           21,911
     Other real estate owned..............         2,758            4,929
     Other assets.........................        42,081           36,149

          TOTAL ASSETS....................    $1,972,633       $1,955,269


LIABILITIES
     Deposits (all domestic):
       Noninterest-bearing................    $  167,170       $  167,306
       Interest-bearing...................     1,423,545        1,408,318
          Total deposits..................     1,590,715        1,575,624

     Short-term borrowings................       174,471          171,497
     Other liabilities....................        16,448           14,332
     Long-term debt.......................         7,911            7,363

          Total liabilities...............     1,789,545        1,768,816

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $5 par value per share,
       25,000,000 shares authorized and
       18,642,024 and 9,321,012 shares
       issued and outstanding in 1994 and
       1993, respectively.................        93,210           46,605
     Additional paid-in capital...........           -0-           35,296
     Retained earnings....................        98,579          107,417
     Unrealized gain (loss) on securities
       available for sale.................        (3,701)           1,584
                                                 188,088          190,902
     Deferred compensation................        (5,000)          (4,449)
       Total shareholders' equity.........       183,088          186,453

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $1,972,633       $1,955,269



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                                      For the 3 Months
                                                      Ended March 31,
                                                   1994              1993

Interest Income
  Interest and fees on loans........              $21,021           $21,695
  Interest and dividends on investments:
    Taxable interest................               10,214            10,057
    Interest exempt from federal
     income taxes...................                  871               810
    Dividends.......................                  226               151
  Interest on federal funds sold....                    8               103
  Interest on bank deposits.........                   20               199
     Total Interest Income..........               32,360            33,015

Interest Expense
  Interest on deposits..............               12,759            13,794
  Interest on short-term borrowings.                1,522               663
  Interest on long-term debt........                  106               115
     Total Interest Expense.........               14,387            14,572

Net interest income.................               17,973            18,443
  Provision for possible loan losses                  539               593

Net interest income after provision
  for possible loan losses..........               17,434            17,850

Other Income
  Securities gains..................                  213               657
  Trust income......................                  630               603
  Service charges on deposits.......                1,146             1,184
  Other income......................                  830               542
     Total Other Income.............                2,819             2,986

Other Expenses
  Salaries and employee benefits....                6,649             6,322
  Net occupancy expense.............                  971               936
  Furniture and equipment expense...                  865               784
  FDIC expense......................                  889               884
  Other operating expenses..........                3,558             3,711
     Total Other Expenses...........               12,932            12,637

Income before taxes and cumulative
  effect of change in accounting
  method............................                7,321             8,199
  Applicable income taxes...........                2,191             2,360
Income before cumulative effect of
  change in accounting method.......                5,130             5,839
Cumulative effect of change in method
  of accounting for income taxes....                  -0-               500
Net Income..........................              $ 5,130           $ 6,339

Average Shares Outstanding..........           18,642,024        18,642,024

Per Share Data:

Net income before effect of change
  in accounting method..............                $0.28             $0.32
Cumulative effect of change in
  method of accounting for income
  taxes.............................                $0.00             $0.02
Net income..........................                $0.28             $0.34

Cash dividends per share............                $0.14             $0.125

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                                       Unrealized
                                                                       Gain (loss)
                                              Additional              on Securities                  Total
                                     Common    Paid-in     Retained     Available    Deferred     Shareholders'
                                     Stock     Capital     Earnings     For Sale     Compensation     Equity
Balance at December 31, 1992....    $46,605    $35,455      $93,256      $  -0-       $(4,913)       $170,403

  Net income....................        -0-        -0-        6,339         -0-           -0-           6,339

  Cash dividends declared.......        -0-        -0-       (2,143)        -0-           -0-          (2,143)

  Cash dividends declared by
    subsidiary prior to merger..        -0-        -0-          (56)        -0-           -0-             (56)

  Decrease in deferred compensation     -0-        -0-          -0-         -0-           179             179

  Discount on dividend reinvestment
    plan purchases..............        -0-        (40)         -0-         -0-           -0-             (40)

Balance at March 31, 1993.......    $46,605    $35,415      $97,396      $  -0-       $(4,734)       $174,682





Balance at December 31, 1993....    $46,605    $35,296     $107,417     $ 1,584       $(4,449)       $186,453

  Net income....................        -0-        -0-        5,130         -0-           -0-           5,130

  Cash dividends declared.......        -0-        -0-       (2,610)        -0-           -0-          (2,610)

  Transfer to reflect 2-for-1
    stock split effected in
    the form of a 100% stock
    dividend....................     46,605    (35,258)     (11,347)        -0-           -0-             -0-

  Change in unrealized gain
    (loss) on securities
    available for sale, net
    of tax effect...............        -0-        -0-          -0-      (5,285)          -0-          (5,285)

  Increase in deferred compensation     -0-        -0-          -0-         -0-          (551)           (551)

  Discount on dividend reinvestment
    plan purchases..............        -0-        (38)         (11)        -0-           -0-             (49)

Balance at March 31, 1994.......    $93,210    $   -0-      $98,579     $(3,701)      $(5,000)       $183,088


The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 3 Months
                                                          Ended March 31,
                                                         1994         1993

Operating Activities
  Net income.......................................    $ 5,130      $ 6,339
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............        539          593
     Depreciation and amortization.................      1,239        1,081
     Net gains on sales of assets..................       (277)        (670)
     Increase in interest receivable...............     (1,125)        (913)
     Decrease in interest payable..................       (126)        (169)
     Increase in income taxes payable..............      1,907        2,473
     Provision for deferred taxes..................        478         (594)
     Other(net)....................................       (442)      (2,281)

       Net cash provided by operating activities...      7,323        5,859

Investing Activities
  Proceeds from investment securities transactions:
     Sales.........................................     43,329       39,402
     Maturities and redemptions....................     57,181       70,151
  Proceeds from sales of loans and other assets....      3,306        3,089
  Net decrease in time deposits with banks.........      1,974        2,378
  Purchases of investment securities...............    (97,368)    (176,707)
  Net increase in loans............................    (28,286)     (28,039)
  Purchase of premises and equipment...............     (1,624)        (806)
    Net cash used by investing activities..........    (21,488)     (90,532)

Financing Activities
  Repayments of long-term debt.....................         (3)          (2)
  Discount on dividend reinvestment plan purchases.        (49)         (40)
  Dividends paid...................................     (2,516)      (2,143)
  Dividends paid by subsidiary prior to merger.....        -0-          (56)
  Net increase (decrease) in deposits..............     15,121       (8,068)
  Net increase in federal funds purchased..........      7,837       21,410
  Net increase (decrease) in other short-term
    borrowings.....................................     (4,863)      20,491

       Net cash provided by financing activities...     15,527       31,592

        Net increase (decrease) in cash and
         cash equivalents..........................      1,362      (53,081)

Cash and cash equivalents at January 1.............     51,044       93,892

Cash and cash equivalents at March 31..............    $52,406      $40,811

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1994
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1994 and the results of operations for the three month periods ended March 31, 1994 and 1993, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1994 and 1993. The results of the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Reserve For Possible Loan Losses (in thousands)

                                                 1994        1993

Reserve balance January 1..................    $14,544     $14,267
Additions:
    Provision charged to operating expenses        539         593
    Recoveries of previously charged off
      loans................................        405         454
Deductions:
    Loans charged off......................        602         912

Reserve balance March 31...................    $14,886     $14,402

NOTE 3   Cash Flow Disclosures (dollar amounts in thousands)

Cash paid during the first three months of the year for interest and income taxes were as follows:

                                       1994          1993

                Interest              $14,513       $14,811
                Income Taxes          $   -0-       $   -0-

During 1994 the Corporation borrowed $730 and concurrently loaned this amount to the ESOP Trust on identical terms. ESOP loan payments of $179 were made by the ESOP Trust during the respective 1994 and 1993 periods, thereby resulting in outstanding amounts related to deferred compensation of $5,000 at March 31, 1994 and $4,734 at March 31, 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         March 31, 1994
                           (Unaudited)

NOTE 4   Change of Accounting Method

The Corporation adopted Statement of Financial Accounting Standards No. 109 ("FAS No. 109"), "Accounting for Income Taxes", effective January 1, 1993. FAS No. 109 is an asset and liability approach for financial accounting and reporting for income taxes. The effect of adopting FAS No. 109 resulted in a cumulative benefit of $500 thousand in the first quarter of 1993.

NOTE 5   Proposed Business Combination

On March 25, 1994, the Corporation entered into a definitive agreement to merge United National Bancorporation and its subsidiaries ("United") into the Corporation. Under the terms of the Agreement and Plan of Reorganization, the holders of shares of United common stock will receive two shares of the Corporation's common stock for each share of United common stock. The transaction is expected to be accounted for as a pooling of interests.

United was organized as a Pennsylvania business corporation established in 1982 for the purposes of operating as a bank holding company. United is headquartered in Chambersburg, Pennsylvania with two active Subsidiaries. Unitas National Bank, a national banking association, headquartered in Chambersburg, Pennsylvania and Unitas Mortgage Corporation, having its principal place of business in Carlisle, Pennsylvania, and is engaged in the origination of mortgages for the secondary market. Total assets of United were $148 million serviced through eleven community offices. The proposed transaction requires the approval of the shareholders of United and approval of the appropriate regulatory agencies.

On April 21, 1994 the Corporation entered into a definitive agreement to merge Reliable Financial Corporation ("Reliable") into the Corporation. Under the terms of the Agreement and Plan of Reorganization, the holders of shares of Reliable common stock will receive 1.6 shares of the Corporation's common stock for each share of Reliable common stock. The transaction is expected to be accounted for as a pooling of interests.

Reliable is a holding company which was established in 1991 for the purpose of owning 100% of the outstanding common stock of Reliable Savings Bank, PaSA. Reliable Savings Bank, PaSA is a Pennsylvania-chartered savings and loan association, headquartered in Bridgeville, Pennsylvania with total assets of $146 million serviced through three community offices. Reliable shares are traded on the NASDQ National Market System under the
symbol "RESB".   The proposed transaction requires the approval
of the shareholders of Reliable and approval of the appropriate regulatory agencies.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Effective December 31, 1993, the Corporation acquired Peoples Bank of Western Pennsylvania ("PBWPA"), a Pennsylvania-chartered bank. The merger was accounted for as a pooling of interests and accordingly, all financial statements have been restated as though the merger had occurred at the beginning of the earliest period presented.

Average number of shares has been restated for the 1993 periods to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994.

First Three Months of 1994 as Compared to the First Three Months of 1993

Net income in the three months of 1994 was $5.1 million, a decrease of $709 thousand from the 1993 period before the change in the method of accounting for income taxes which added $500 to the 1993 amount. Earnings per share was $0.28 during the three months of 1994 compared to $0.34 during the 1993 period.
Earnings per share during the 1993 period was $0.32 before the effect of change in the method of accounting for income taxes. Return on average assets was 1.06% and return on average equity was 10.99% during the 1994 period, compared to 1.44% and 14.76%, respectively during the same period of 1993. Included in the 1993 period results was the change in accounting method which added 11 basis points (0.11%) to the return on average assets and 116 basis points (1.16%) to the return on average equity for 1993.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1994 period was $18.0 million compared to $18.4 million during the same time period in 1993. Interest income, on a tax-equivalent basis, decreased 90 basis points (0.90%) as a percentage of average earning assets to 7.19% in 1994, from 8.09% in the 1993 period. This represented a decline in all categories of interest earning assets, reflecting lower rates in general. Mortgage borrowers had been refinancing loans during the lower rate environment existing in 1993 resulting in a decline in yields that carried forward into 1994. Mortgage loan refinancings on a national scale had accelerated the repayments of mortgage backed securities. As proceeds were reinvested in securities yielding lower rates, portfolio yields declined. The recent rise in interest rates should stabilize prepayments of the portfolio. The cost of funds was 3.65% and 4.06% in the three months of 1994 and 1993, respectively as deposit costs, the predominant category of interest-bearing liabilities, decreased only 37 basis points (0.37%) to 3.28%. This was expected as deposit customers tended to extend

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

First Three Months of 1994 as Compared to the First Three Months of 1993 (Continued)

maturities over the previous 18 months as interest rates declined, thereby preventing the cost of funds to decline as fast as asset yields. Although interest yields and costs of funds have continued to decline during the first quarter of 1994, the decline has slowed. Net interest income on a tax-equivalent basis was 4.06% of earning assets during 1994, compared to 4.61% in the 1993 related period.

Average earning assets were 95.1% of average total assets in the 1994 period and 94.9% during the 1993 time frame. Average interest-bearing liabilities increased as a percentage of average total assets to 81.5% in the three months of 1994 and 81.3% during the 1993 period.

Provision for possible loan losses was $539 thousand in 1994, compared to $593 thousand in the three month period of 1993. Net charge-offs against the reserve for possible loan losses were $197 thousand in the 1994 period and can be compared to $458 thousand during the 1993 period. Nonperforming loans were 1.50% of loans at March 31, 1994 compared to 1.52% of loans at March 31, 1993. Nonperforming loans include loans past due 90 days or more, loans on a nonaccrual basis and renegotiated loans.

Other operating income decreased $167 thousand in 1994 to $2.8 million. Net security gains decreased $444 thousand. During the 1994 period, U.S. Treasury securities and U.S. Government agency securities totaling $43.1 million with remaining maturities of one year or less were sold and reinvested in similar securities with maturities of 3-5 years. These securities were classified as "securities available for sale" in accordance with Financial Accounting Standards Board Statement No. 115. Other income increased $288 thousand in the 1994 period primarily as the gain on the sale of loans and other assets increased. Income from the credit life reinsurance joint venture increased as did service charges on club accounts. Increased consumer loan volumes will tend to improve the income from credit life reinsurance. Fees related to club accounts should tend to level out since customer promotions occurred during the previous two quarters.

Noninterest expense was $12.9 million in the three months of 1994 which reflected an increase of $295 thousand over the 1993 period. Employee costs were $6.6 million in 1994, an increase of
$327 thousand over the 1993 related period.   Employee costs
(annualized) as a percentage of average assets was 1.38% in the 1994 period, reduced from 1.43% (annualized) in the 1993 period. Furniture and equipment expense increased primarily as a result of increased depreciation on computer equipment acquired to

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)


First Three Months of 1994 as Compared to the First Three Months of 1993 (Continued)

automate new customer loan and deposit processes. Other operating expenses decreased $153 thousand to $3.6 million in the three months of 1994 when compared to the 1993 related period as loan collection costs and professional fees decreased. Loan collection costs should continue to be favorable throughout the remainder of the year. Professional fees are expected to increase as pending acquisitions progress.

Federal income tax expense was $2.2 million during the three months of 1994 compared to $2.4 million during the 1993 related period. Income before taxes decreased $878 thousand in the 1994 period as compared to the same time period of 1993. Taxable income decreased only $519 thousand as tax-free income reduced $359 thousand.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to meet normal cash flow requirements of both borrowers and depositors efficiently. In the ordinary course of business, funds are generated from deposits (primary source), and maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight federal funds purchased and borrowings from the Federal Reserve Bank. Additionally, each of the subsidiary banks are members of the Federal Home Loan Bank and may borrow up to ten percent of their total assets at any one time.

Net loans increased $25.2 million in the three months of 1994 as all major categories of loans increased. Total deposits increased $15.1 million, mostly as time deposits increased. Time deposits in denominations of $100 thousand or more remained stable, indicating that the growth is primarily from core customer relationships. Investment securities held to maturity declined $8.2 million through maturities and repayments. Federal funds sold increased $1.4 million and interest-bearing bank deposits declined $2.0 million while short-term borrowings increased $3.0 million.

An additional source of liquidity are certain marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of March 31, 1994 securities available for sale had an amortized cost of $467.9 million and an approximate market value of $462.2 million. Securities available for sale decreased $3.0 million in 1994, primarily as the market values declined with rising interest rates.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Interest Sensitivity

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances. While no single number can accurately describe the impact of changes in interest rates on net interest income, interest rate sensitivity positions, or "gaps", when measured over a variety of time periods, may be helpful.

An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period. If interest-sensitive assets ("ISA") exceeds interest-sensitive liabilities ("ISL") during a prescribed time period, a positive gap results. Conversely, when ISL exceeds ISA during a time period, a negative gap results.

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period. A negative gap tends to indicate that earnings will be affected inversely to interest rates changes. In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, N.O.W. accounts and short-term borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 1994 and December 31, 1993.

                                   March 31, 1994                   December 31, 1993
                             0-90       0-180      0-365       0-90       0-180      0-365
                             DAYS       DAYS       DAYS        DAYS       DAYS       DAYS
Interest-sensitive
  assets                  $ 542,219  $ 649,561  $  865,416   $ 549,123  $ 671,962  $ 872,212
Interest-sensitive
  liabilities               819,396    918,560   1,040,865     819,293    947,252  1,076,855
Gap                       $(277,177) $(268,999) $ (175,449)  $(270,170) $(275,290) $(204,643)

ISA/ISL                        0.66       0.71        0.83        0.67       0.71       0.81
Gap/Total assets              14.05%     13.64%       8.89%      13.82%     14.08%     10.47%

The Corporation has not experienced the kind of earnings volatility indicated from the gap analysis. This is because assets and liabilities with similar contractual repricing characteristics may not reprice at the same time or to the same degree.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Interest Sensitivity (continued)

Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling. The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or a lag in a deposit rate increase. The repricing strategies for loans would be inversely related.

The analysis at March 31, 1994, indicated that a 200 basis point movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame. Rising interest rates should tend to have a favorable impact, while declining rates will tend to affect net interest income negatively.

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments. Renegotiated loans are those which terms had been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and are in compliance with the restructured terms.

                                                 At March 31,
                                             1994           1993
                                            (amounts in thousands)

Nonperforming Loans:
Loans in nonaccural status                  $    8,689     $  7,294
Past due loans                                   6,176        3,537
Renegotiated loans                                 604        4,206
     Total nonperforming loans              $   15,469     $ 15,037

Other real estate owned (including
  in-substance foreclosures)                $    2,758     $  4,929

Loans outstanding at end of period          $1,031,728     $989,102

Average loans outstanding (year-to-date)    $1,016,546     $975,764

Nonperforming loans as percent
  of total loans                                  1.50%        1.52%

Provision for possible loan losses          $      539     $    593

Net charge-offs                             $      197     $    458

Net charge-offs as percent of
  average loans                                   0.02%        0.05%

Provision for possible loan losses as
  percent of net charge-offs                     273.6%       129.5%

Reserve for possible loan losses as
  percent of average loans outstanding          1.46%        1.48%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES

Equity capital decreased $3.4 million in 1994. Earnings retention was $2.5 million, representing an earnings retention rate of 49.1%. The retained net income remains in permanent capital to fund future growth and expansion. Stock purchased by the Employee Stock Ownership Plan (the "ESOP"), subject to the debt of the Corporation, reduced equity by $730 thousand while the loan repayment by the ESOP of debt guaranteed by the Corporation increased equity by $179 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $49 thousand. The market value adjustment to securities available for sale reduced equity by $5.3 million resulting from market values declining as interest rates increased.

A capital base can be considered adequate when it enables the Corporation to intermediate funds responsibly and provide related services, while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber. In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets.

The Federal Reserve Board issued risk-based capital adequacy guidelines which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization's total capital be common and other "core" equity capital ("Tier I Capital"); (2) assets and off-balance-sheet items must be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of March 31, 1994, the Corporation had a Tier I Capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio of 15.96% and 17.25%, respectively and a minimum leverage ratio of 8.77%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.  CHANGES IN SECURITIES

             Effective April 23, 1994 Article 5 of the
             Corporation's Articles of Incorporation has been amended to authorize the creation of an additional 75,000,000 shares of Common Stock, and change the Common Stock of the Corporation by changing each issued and outstanding share of Common Stock, par value of $5 per share, into one share of Common Stock, par value of $1 per share. Revised Articles of Incorporation are included herein as Exhibit 3(i).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             (a) On April 23, 1994 the Corporation held its regularly scheduled annual meeting of shareholders. Represented by proxy, or in person was 13,229,728 shares of the 18,642,024 shares outstanding.

             (b) The following directors were re-elected for terms to expire in 1997:

                  E. H. Brubaker
                  A. B. Hallstrom
                  Thomas J. Hanford
                  H. H. Heilman, Jr.
                  Charles J. Szesczyk
                  John I. Whally, Jr.

             (c) The shareholders voted 12,708,099 shares in the affirmative, 367,922 in the negative and 153,707 shares abstained to amend Article 5 of the Corporation's Article of Incorporation to authorize the creation of an additional 75,000,000 shares of Common Stock, and to change the Common Stock of the Corporation by changing each issued and outstanding share of Common Stock, par value $5 per share, into one share of Common Stock, par value of $1 per share.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   PART II - OTHER INFORMATION
                           (Continued)


ITEM 5.  OTHER INFORMATION.

             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a)  Exhibits:

             Exhibit
             Number     Exhibit                              Page

              3 (i)     Amended Articles of Incorporation     18


             b)  Reports on Form 8-K

                 (i)  Form 8-K dated March 14, 1994 reporting
                      that the Corporation entered into a letter of intent to acquire Reliable Financial
                      Corporation.

                 (ii) Form 8-K dated April 21, 1994 reporting
                      that the Corporation entered into a
                      definitive agreement to acquire Reliable
                      Financial Corporation.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  MAY 12, 1994         /S/ E. James Trimarchi
                             E. James Trimarchi, Chairman of the
                             Board, President and Chief Executive
                             Officer


DATED:  MAY 12, 1994         /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

17