Form 10-Q
period 1994-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1994-08-12
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C  20549


For the Quarter ended June 30, 1994       Commission file number 0-11242


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


       CLASS                             OUTSTANDING AT August 12, 1994
Common Stock, $1 Par Value                       18,642,024 Shares

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . 10



                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 20

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (Unaudited)
                     (Dollars in thousands)

                                                June 30,      December 31,
                                                  1994            1993

ASSETS
     Cash and due from banks..............    $   50,766       $   51,044
     Interest-bearing bank deposits.......           397            2,569
     Securities available for sale........       442,248          465,224

     Investment securities (Market Value
       $348,822 in 1994 and
       $383,943 in 1993)..................       363,677          381,811

     Loans (all domestic).................     1,105,676        1,037,675
       Less unearned income...............        32,976           31,499
       Less reserve for possible loan losses      15,063           14,544
          Net loans.......................     1,057,637          991,632

     Property and equipment...............        22,248           21,911
     Other real estate owned..............         2,319            4,929
     Other assets.........................        41,705           36,149

          TOTAL ASSETS....................    $1,980,997       $1,955,269


LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits (all domestic):
       Noninterest-bearing................    $  172,687       $  167,306
       Interest-bearing...................     1,448,328        1,408,318
          Total deposits..................     1,621,015        1,575,624

     Short-term borrowings................       157,020          171,497
     Other liabilities....................        13,892           14,332
     Long-term debt.......................         7,639            7,363

          Total liabilities...............     1,799,566        1,768,816

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized and
       18,642,024 and 9,321,012 shares
       issued and outstanding in 1994 and
       1993, respectively.................        18,642           46,605
     Additional paid-in capital...........        74,556           35,296
     Retained earnings....................       101,492          107,417
     Unrealized gain (loss) on securities
       available for sale.................        (8,527)           1,584
                                                 186,163          190,902
     Deferred compensation................        (4,732)          (4,449)
       Total shareholders' equity.........       181,431          186,453

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $1,980,997       $1,955,269



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                          For the 3 Months   For the 6 Months
                                           Ended June 30,     Ended June 30,
                                           1994      1993      1994      1993

Interest Income
  Interest and fees on loans........     $22,291   $21,669   $43,312   $43,364
  Interest and dividends on investments:
    Taxable interest................      10,278    10,431    20,492    20,488
    Interest exempt from federal
     income taxes...................         884       667     1,755     1,477
    Dividends.......................         205       138       431       289
  Interest on federal funds sold....           4        34        12       137
  Interest on bank deposits.........           7       156        27       355
     Total Interest Income..........      33,669    33,095    66,029    66,110

Interest Expense
  Interest on deposits..............      12,784    13,561    25,543    27,355
  Interest on short-term borrowings.       1,712       884     3,234     1,547
  Interest on long-term debt........         130       113       236       228
     Total Interest Expense.........      14,626    14,558    29,013    29,130

Net interest income.................      19,043    18,537    37,016    36,980
  Provision for possible loan losses         573       519     1,112     1,112

Net interest income after provision
  for possible loan losses..........      18,470    18,018    35,904    35,868

Other Income
  Security gains....................          26       396       239     1,053
  Trust income......................         513       563     1,143     1,166
  Service charges on deposits.......       1,228     1,141     2,374     2,325
  Other income......................         662       803     1,492     1,345
     Total Other Income.............       2,429     2,903     5,248     5,889

Other Expenses
  Salaries and employee benefits....       6,363     6,334    13,012    12,656
  Net occupancy expense.............         924       926     1,895     1,862
  Furniture and equipment expense...         873       882     1,738     1,666
  FDIC expense......................         889       883     1,778     1,767
  Other operating expenses..........       3,775     3,932     7,333     7,643
     Total Other Expenses...........      12,824    12,957    25,756    25,594

Income before taxes and cumulative
  effect of change in accounting
  method............................       8,075     7,964    15,396    16,163
  Applicable income taxes...........       2,499     2,292     4,690     4,652
Net income before cumulative effect of
  change of accounting method.......       5,576     5,672    10,706    11,511
Cumulative effect of change in method
  of accounting for income taxes....         -0-       -0-       -0-       500
Net Income..........................     $ 5,576   $ 5,672   $10,706   $12,011

Per Share Data:

  Net income before effect of change
    of accounting method............       $0.30     $0.30    $0.57     $0.62
  Cumulative effect of change in
    accounting method...............        0.00      0.00     0.00      0.02
  Net income........................        0.30      0.30     0.57      0.64
  Cash dividends per share..........        0.14      0.125    0.28      0.25

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                                       Unrealized
                                                                       Gain (loss)
                                              Additional              on Securities                  Total
                                     Common    Paid-in     Retained     Available    Deferred     Shareholders'
                                     Stock     Capital     Earnings     For Sale     Compensation     Equity
Balance at December 31, 1992....    $46,605    $35,455     $ 93,256      $  -0-       $(4,913)       $170,403

  Net income....................        -0-        -0-       12,011         -0-           -0-          12,011

  Cash dividends declared.......        -0-        -0-       (4,397)        -0-           -0-          (4,397)

  Decrease in deferred compensation     -0-        -0-          -0-         -0-           357             357

  Discount on dividend reinvestment
    plan purchases..............        -0-        (82)         -0-         -0-           -0-             (82)

Balance at June 30, 1993........    $46,605    $35,373     $100,870      $  -0-       $(4,556)       $178,292





Balance at December 31, 1993....    $46,605    $35,296     $107,417     $ 1,584       $(4,449)       $186,453

  Net income....................        -0-        -0-       10,706         -0-           -0-          10,706

  Cash dividends declared.......        -0-        -0-       (5,220)        -0-           -0-          (5,220)

  Transfer to reflect 2-for-1
    stock split effected in
    the form of a 100% stock
    dividend....................     46,605    (35,258)     (11,347)        -0-           -0-             -0-

  Transfer to reflect change in
    par value of common stock
    from $5 per share to $1
    per share...................    (74,568)    74,568          -0-         -0-           -0-             -0-

  Increase in unrealized gain
    (loss) on securities
    available for sale, net of
    tax effect..................        -0-        -0-          -0-     (10,111)          -0-         (10,111)

  Net increase in deferred
    compensation................        -0-        -0-          -0-         -0-          (283)           (283)

  Discount on dividend reinvestment
    plan purchases..............        -0-        (50)         (64)        -0-           -0-            (114)

Balance at June 30, 1994........    $18,642    $74,556     $101,492     $(8,527)      $(4,732)       $181,431


The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 6 Months
                                                          Ended June 30,
                                                         1994         1993

Operating Activities
  Net income.......................................    $10,706      $12,011
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      1,112        1,112
     Depreciation and amortization.................      2,356        2,258
     Net gains on sales of assets..................       (306)      (1,203)
     Increase in interest receivable...............       (442)        (223)
     Decrease in interest payable..................       (262)        (780)
     Increase in income taxes payable..............         58        1,024
     Provision for deferred taxes..................        (17)        (978)
     Other - net...................................       1,637        (843)

       Net cash provided by operating activities...      14,842      12,378

Investing Activities
  Investment securities transactions:
     Proceeds from sales...........................       7,009      46,130
     Proceeds from maturities and redemptions......      63,940     177,493
     Purchases.....................................     (52,768)   (305,009)
  Transactions with securities available for sale:
     Proceeds from sales...........................      36,539         -0-
     Proceeds from maturities and redemptions......      43,233         -0-
     Purchases.....................................     (72,197)        -0-
  Proceeds from sales of loans and other assets....       5,128       5,435
  Net decrease in time deposits with banks.........       2,172       9,000
  Net increase in loans............................     (71,286)    (24,331)
  Purchase of premises and equipment...............      (2,616)     (1,220)
    Net cash used by investing activities..........     (40,846)    (92,502)

Financing Activities
  Repayments of long-term debt.....................          (7)        -0-
  Discount on dividend reinvestment plan purchases.        (113)        (82)
  Dividends paid...................................      (5,127)     (4,285)
  Dividends paid by subsidiary prior to merger.....         -0-        (114)
  Net increase in deposits.........................      45,450      18,738
  Net increase in federal funds purchased..........      (5,505)     12,325
  Net increase in other short-term borrowings......      (8,972)     34,598

       Net cash provided by financing activities...      25,726      61,180

        Net decrease in cash and cash equivalents..        (278)    (18,944)

Cash and cash equivalents at January 1.............      51,044      91,451

Cash and cash equivalents at June 30...............     $50,766     $72,507

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1994
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1994 and the results of operations for the three and six month periods ended June 30, 1994 and 1993, and statements of cash flows and changes in shareholders' equity for the three and six month periods ended June 30, 1994 and 1993. The results of the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Reserve For Possible Loan Losses (in thousands)

                                                 1994        1993

Reserve balance January 1..................    $14,544     $14,267
Additions:
    Provision charged to operating expenses      1,112       1,112
    Recoveries of previously charged off
      loans................................        632         773
Deductions:
    Loans charged off......................      1,225       1,667

Reserve balance March 31...................    $15,063     $14,485

NOTE 3   Cash Flow Disclosures (dollar amounts in thousands)

Cash paid during the first three months of the year for interest and income taxes were as follows:

                                       1994          1993

                Interest              $29,275       $30,056
                Income Taxes            4,649         3,740

During 1994 the Corporation borrowed $730 and concurrently loaned this amount to the ESOP Trust on identical terms. ESOP loan payments of $447 and $357 were made by the ESOP Trust during the respective 1994 and 1993 periods, thereby resulting in outstanding amounts related to deferred compensation of $4,732 at June 30, 1994 and $4,556 at June 30, 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          June 30, 1994
                           (Unaudited)

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

United was organized as a Pennsylvania business corporation in 1982 for the purposes of operating as a bank holding company. United is headquartered in Chambersburg, Pennsylvania with two active Subsidiaries. Unitas National Bank, a national banking association, headquartered in Chambersburg, Pennsylvania and Unitas Mortgage Corporation, having its principal place of business in Carlisle, Pennsylvania, and is engaged in the origination of mortgages for the secondary market. Total assets of United were $148 million serviced through twelve community offices. The proposed transaction requires the approval of the shareholders of United and approval of the appropriate regulatory agencies.

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

Reliable is a holding company which was established in 1991 for the purpose of owning 100% of the outstanding common stock of Reliable Savings Bank, PaSA. Reliable Savings Bank, PaSA is a Pennsylvania-chartered savings and loan association, headquartered in Bridgeville, Pennsylvania with total assets of $151 million serviced through three community offices. Reliable shares are traded on the NASDAQ National Market System under the
symbol "RESB".   The proposed transaction requires the approval
of the shareholders of Reliable and approval of the appropriate regulatory agencies.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          June 30, 1994
                           (Unaudited)

NOTE 6   Earnings per Common Share

Earnings per share have been calculated on the weighted average number of common shares outstanding during each period, restated to reflect pooling of interests. Additionally, average number of shares has been restated to reflect the two-for-one stock split effected in the form of a 100% stock distribution on the corporation's common stock declared on January 18, 1994. The weighted average number of shares outstanding for each period presented was 18,642,024.

NOTE 7   Reclassifications

Certain items of the Consolidated Statements of Income for the three and six months ended June 30, 1993 have been reclassified to conform with the June 30, 1994 presentations. None of these reclassifications affected net income.

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

First Six Months of 1994 as Compared to the First Six Months of
1993

Net income in the six months of 1994 was $10.7 million, a decrease of $805 thousand from the 1993 period before the change in the method of accounting for income taxes which added $500 thousand to the 1993 amount. Earnings per share was $0.57 during the six months of 1994 compared to $0.64 during the 1993 period. Earnings per share during the 1993 period was $0.62 before the effect of change in the method of accounting for income taxes. Return on average assets was 1.10% and return on average equity was 11.54% during the 1994 period, compared to 1.33% and 13.75%, respectively during the same period of 1993. The change in accounting method during 1993 added 6 basis points (0.06%) to the return on average assets and 57 basis points (0.57%) to the return on average equity for the 1993 period.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $37.0 million for both the 1994 time period and the related 1993 period. Interest income, on a tax-equivalent basis, decreased 64 basis points (0.64%) as a percentage of average earning assets to 7.28% in 1994, from 7.92% in the 1993 period. Although yields have improved since the first quarter of 1994, they have declined when compared to the six months of 1993, reflecting interest rates rising during 1994 following declines throughout 1993. Mortgage borrowers refinanced loans during the lower rate environment during the year in 1993 resulting in a decline in yields that carried forward into 1994. Mortgage loan refinancings on a national scale had accelerated the repayments of mortgage backed securities. As proceeds were reinvested in securities yielding lower rates, portfolio yields declined. The recent rise in interest rates has stabilized prepayments of the portfolio and portfolio yields. The cost of funds was 3.65% and 3.97% in the six months of 1994 and 1993, respectively, as deposit costs, the predominant category, decreased only 33 basis points (0.33%) to 3.24%. This was expected as deposit customers tended to extend maturities over the previous two years as interest rates declined, thereby preventing the cost of funds from declining as fast as asset yields. Although interest yields and costs of funds

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

First Six Months of 1994 as Compared to the First Six Months of
1993 (Continued)

were lower during the first six months of 1994 when compared to the first six months of 1993, the cost of funds has remained stable during the 1994 period. Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets) was 4.15% of earning assets during 1994, compared to 4.52% in the 1993 related period.

Average earning assets were 95.0% of average total assets in the 1994 period and 94.8% during the 1993 time frame. Average interest-bearing liabilities increased as a percentage of average total assets to 81.5% in the six months of 1994 and 81.3% during the 1993 period.

Provision for possible loan losses was $1.1 million for the six month periods of 1994 and 1993. Net charge-offs against the reserve for possible loan losses were $593 thousand in the 1994 period and can be compared to $894 thousand during the 1993 period. Below is an analysis of the consolidated reserve for possible loan losses for the six month periods ended June 30, 1994.

                                              1994          1993

Balance January 1,                          $14,544       $14,267
Loans charged off:
  Commercial, financial and agricultural        362           204
  Real estate-construction                      -0-           -0-
  Real estate-commercial                         19           349
  Real estate-residential                        81           209
  Loans to individuals                          760           826
  Lease financing receivables                     3            79
     Total loans charged off                  1,225         1,667

Recoveries of previously charged off loans:
  Commercial, financial and agricultural        101           311
  Real estate-construction                      -0-           -0-
  Real estate-commercial                        233           224
  Real estate-residential                        24             6
  Loans to individuals                          265           232
  Lease financing receivables                     9           -0-
     Total recoveries                           632           773
     Net charge offs                            593           894

Provision charged to operations               1,112         1,112

Balance June 30,                            $15,063       $14,485

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

First Six Months of 1994 as Compared to the First Six Months of
1993 (Continued)

Other operating income decreased $641 thousand in 1994 to $5.2 million. Net security gains decreased $814 thousand. U.S. Treasury securities and U.S. Government agency securities totaling $43.3 million with maturities within one year were sold and reinvested in similar securities with maturities of 3-5 years. Of these securities $7.0 million were classified as "securities held to maturity" but were called and sold within three months of the call date in accordance with Financial Accounting Standards Board Statement No. 115 and $36.1 million were classified as "securities available for sale". Other income increased $147 thousand in the 1994 period primarily as the gain on the sale of loans increased and income from club account service charges increased. Fees related to club accounts should tend to level out since customer promotions began during the fourth quarter of 1993.

Noninterest expense was $25.8 million in the six months of 1994 which reflected an increase of $162 thousand over the 1993 period. Employee costs were $13.0 million in 1994, an increase
of $356 thousand over the 1993 related period.   Employee costs
(annualized) as a percentage of average assets was 1.33% in the 1994 period, reduced from 1.40% (annualized) in the 1993 period. Furniture and equipment expense increased primarily as a result of increased depreciation on computer equipment acquired to automate new customer loan and deposit processes. Other operating expenses decreased $310 thousand to $7.3 million in the six months of 1994 when compared to the 1993 related period as loan collection costs and professional fees decreased. The amortization of core deposit intangibles decreased $164 thousand during the 1994 period as the intangibles related to the Deposit Bank merger that occurred in 1984 became fully amortized and will result in a $51 thousand savings per month for the remainder of 1994. Loan collection costs should continue to be favorable throughout the remainder of the year. Professional fees are expected to increase as pending acquisitions progress.

Federal income tax expense was $4.7 million during the six months of 1994 and 1993. Income before taxes decreased $767 thousand in the 1994 period as compared to the same time period of 1993. Taxable income decreased only $134 thousand as tax-free income reduced $633 thousand.

Three Months ended June 30, 1994 as Compared to the Three Months
Ended June 30, 1993

Net income was $5.6 million for the second quarter of 1994, which compared to $5.7 million in the same quarter of 1993. Earnings per share was $0.30 during both the 1994 quarter and the related quarter of 1993. Net interest income increased $506 thousand to $19.0 million in the second quarter of 1994 when compared to the related 1993 quarter.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 1994 as Compared to the Three Months
Ended June 30, 1993 (Continued)

Interest income increased $574 thousand as average earning assets increased $117 million but yields declined 40 basis points (0.40%). Yields on variable rate loans and investments improved as interest rates began to rise in 1994. Refinancings of the fixed rate instruments declined to normal levels during the 1994 quarter as a result of the recent rise in interest rates. The yield on average interest earning assets was 7.36% in the 1994 quarter, and compared to 7.76% in the related 1993 quarter. Interest expense increased $68 thousand in the 1994 quarter as average interest-bearing liabilities increased $102 million and the cost of these funds decreased 23 basis points (0.23%). The cost of funds decreased from 3.88% in the 1993 quarter to 3.65% in the second quarter of 1994. The decline in deposit rates were across the board.

Provision for possible loan losses was $573 thousand in the 1993 quarter or $54 thousand more than the 1993 period. Net loans charged off in the second quarter of 1994 were $396 thousand and can be compared to $436 thousand in the related 1993 quarter.

Noninterest income decreased $474 thousand in the second quarter of 1994 to $2.4 million. Net security gains decreased $370 thousand while other income decreased $141 thousand in the 1994 quarter when compared to the second quarter of 1993. The 1993 period included a $90 thousand gain on the termination of the Central Bank pension plan.

Noninterest expense was $12.8 million in the three month period ended June 30, 1994 compared to $13.0 million in the 1993 related period, reflecting a decrease of $133 thousand. Salaries and employee benefits increased only $29 thousand to $6.4 million in the second quarter of 1994. Net occupancy expense and furniture and equipment expense remained stable in the 1994 quarter when compared to the 1993 related period. Other operating expenses decreased $157 thousand which primarily reflects the reduction of core deposit amortization by $144 thousand in the 1994 period. Loan collection costs and professional fees also decreased during the 1994 quarter. Various expense items increased during the quarter but none appeared significant.

Federal income taxes increased $207 thousand primarily as a result of higher taxable income. Income before taxes increased $111 thousand in the second quarter of 1994 compared to the same period of 1993 while income exempt from federal income taxes decreased $247 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Liquidity

Liquidity is a measure of the Corporation's ability to meet normal cash flow requirements of both borrowers and depositors efficiently. In the ordinary course of business, funds are generated from deposits (primary source) and maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight federal funds purchased and borrowings from the Federal Reserve Bank. Additionally, each of the subsidiary banks are members of the Federal Home Loan Bank and may borrow up to ten percent of their total assets at any one time.

Net loans increased $66.0 million in the first six months of 1994 as all major categories of loans increased. Consumer demand resulted in $50.3 million of growth in consumer mortgages and loans to individuals for personal and household purposes. Total deposits grew $45.4 million as all deposits increased. Time deposits in denominations of $100 thousand or more increased only $4.9 million indicating that the growth is primarily from core customer relationships. Investment securities held to maturity declined $18.1 million while interest-bearing bank deposits declined $2.2 million and short-term borrowings decreased $14.5 million since December 31, 1993.

An additional source of liquidity is certain marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 1994 securities available for sale had an amortized cost of $455.4 million and an approximate market value of $442.2 million. As interest rates rose since the end of 1994, the market value securities available for sale declined $10.1 million. This is not of major concern to management since the average life of the entire portfolio is just over five years.

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

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period. A negative gap tends to indicate that earnings will be affected inversely to interest rates changes. In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 1994 and December 31, 1993.

                                          June 30, 1994
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 394,162   $ 76,524   $147,259   $  617,945
Investments..............   118,083     38,290     48,804      205,177
Other interest-earning
 assets..................       -0-        198         99          297

  Total interest-sensitive
   assets................   512,245    115,012    196,162      823,419

Certificates of deposits.   122,411     98,008    108,182      328,601
Other deposits...........   619,481        -0-        -0-      619,481
Borrowings...............   132,927      7,592      9,667      150,186
  Total interest-sensitive
   liabilities...........   874,819    105,600    117,849    1,098,268
  GAP....................  (362,574)     9,412     78,313     (274,849)

ISA/ISL..................      0.59       1.09       1.66         0.75
Gap/Total assets.........     18.30%      0.48%      3.95%       13.87%


                                       December 31, 1993
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 384,639   $ 74,328   $134,258   $  593,225
Investments..............   162,510     48,313     65,695      276,518
Other interest-earning
 assets..................     1,974        198        297        2,469

  Total interest-sensitive
   assets................   549,123    122,839    200,250      872,212

Certificates of deposits.   160,487    118,381    125,896      404,764
Other deposits...........   503,288        -0-        -0-      503,288
Borrowings...............   155,518      9,578      3,707      168,803
  Total interest-sensitive
   liabilities...........   819,293    127,959    129,603    1,076,855
  GAP....................  (270,170)    (5,120)    70,647     (204,643)

ISA/ISL..................      0.67       0.96       1.55         0.81
Gap/Total assets.........     13.82%      0.26%      3.61%       10.47%

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

The analysis at June 30, 1994, indicated that a 200 basis point (2.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

Credit Quality Risk

The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments but were well secured and in the process of collection. Renegotiated loans are those which terms had been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and are in compliance with the restructured terms.

                                                 At June 30,
                                             1994           1993
                                            (amounts in thousands)

Nonperforming Loans:
  Loans in nonaccural basis                 $    8,370     $  7,138
  Past due loans                                 6,187        5,741
  Renegotiated loans                               598        1,503
     Total nonperforming loans              $   15,155     $ 14,382

Other real estate owned (including
  in-substance foreclosures)                $    2,319     $  3,890

Loans outstanding at end of period          $1,072,700     $982,640

Average loans outstanding (year-to-date)    $1,034,981     $983,231

Nonperforming loans as percent
  of total loans                                  1.41%        1.46%

Provision for possible loan losses          $    1,112     $  1,112

Net charge-offs                             $      593     $    894

Net charge-offs as percent of
  average loans                                   0.06%        0.09%

Provision for possible loan losses as
  percent of net charge-offs                    187.52%      124.38%

Reserve for possible loan losses as
  percent of average loans outstanding            1.46%        1.47%

Reserve for possible loan losses as
  percent of nonperforming loans                 99.39%      100.72%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Credit Quality Risk (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of June 30, 1994, there were no significant concentrations of credit.

Although the ratio of the reserve for possible loan losses as a percentage of nonperforming loans is lower than the Corporation's peers, other factors should be considered such as historical loan losses, and nonperforming loan levels. These were favorable when compared to peer group levels over the past five years. Management believes that the reserve for possible loan losses and nonperforming loans remain safely within acceptable levels during 1994.

The Corporation will be required to adopt Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. This statement addresses the accounting by creditors, such as banks, for the impairment of certain loans. It requires that impaired loans that are within the scope of this statement be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of this statement is not anticipated to have a material effect on the Corporation's financial position, liquidity or results of operations.

Capital Resources

Equity capital decreased $5.0 million in 1994. Earnings retention was $5.5 million, representing an earnings retention rate of 51.2%. The retained net income remains in permanent capital to fund future growth and expansion. Stock purchased by the Employee Stock Ownership Plan (the "ESOP"), subject to the debt of the Corporation, reduced equity by $730 thousand while the loan repayment by the ESOP of debt guaranteed by the Corporation increased equity by $447 thousand while amounts paid to fund the discount on reinvested dividends reduced equity by $114 thousand. The market value adjustment to securities available for sale reduced equity by $10.1 million resulting from market values declining as interest rates increased.

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

Capital Resources (Continued)

The Federal Reserve Board has issued risk-based capital adequacy guidelines which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization's total capital be common and other "core" equity capital ("Tier I Capital"); (2) assets and off-balance-sheet items be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of June 30, 1994, the Corporation had a Tier I Capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio of 15.95% and 17.24%, respectively and a minimum leverage ratio of 8.89%.

Pending Acquisitions

On March 25, 1994 the Corporation entered into a definitive agreement to merge with United National Bancorporation ("United"), a bank holding company headquartered in Chambersburg, Pennsylvania. Under the terms of the Agreement and Plan of Reorganization with United, the holders of 769,147 shares of United common stock will receive 2 shares of the Corporation's common stock for each share of United common stock. On April 21, 1994 the Corporation entered into a definitive agreement to merge with Reliable Financial Corporation ("Reliable), a savings and loan holding company headquartered in Bridgeville, Pennsylvania. Under the terms of the Agreement and Plan of Reorganization with Reliable, the holders of 1,410,194 shares of Reliable common stock will receive 1.6 shares of the Corporation's common stock for each share of Reliable common stock.

The proposed merger with United is a separate and independent transaction from the proposed Reliable merger. The consummation of either merger is not a condition precedent to the consummation of the other merger.

While the future impact on the Corporation's financial condition, results of operations and liquidity are not certain, and except for the acquisition costs, the transactions are not expected to be dilutive to earnings, nor have a significant impact on the financial condition of the Corporation. The proposed mergers are not expected to have a material impact on the liquidity or capital position of the Corporation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.  CHANGES IN SECURITIES

             Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             Not applicable.

ITEM 5.  OTHER INFORMATION.

             Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             None

             Form 8-K dated July 12, 1994 reporting a change in the Corporation's certifying accountant.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  August 11, 1994      /S/ E. James Trimarchi
                             E. James Trimarchi, Chairman of the
                             Board, President and Chief Executive
                             Officer


DATED:  August 11, 1994      /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

21