Form 10-Q
period 1994-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1994-11-14
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C  20549


For the Quarter ended September 30, 1994     Commission file number 0-11242


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


       CLASS                             OUTSTANDING AT November 1, 1994
Common Stock, $1 Par Value                       22,436,587 Shares

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
             CONSOLIDATED BALANCE SHEETS (Unaudited)
                     (Dollars in thousands)

                                             September 30,    December 31,
                                                  1994            1993

ASSETS
     Cash and due from banks..............    $   66,156       $   55,767
     Interest-bearing bank deposits.......         9,352           20,534
     Federal funds sold...................         4,750            1,600
     Securities available for sale........       468,041          465,224

     Investment securities (Market Value
       $364,531 in 1994 and
       $451,421 in 1993)..................       380,603          443,942

     Loans (all domestic).................     1,377,060        1,248,934
       Less unearned income...............        43,024           37,825
       Less reserve for possible loan losses      17,324           16,483
          Net loans.......................     1,316,712        1,194,626

     Property and equipment...............        27,868           27,000
     Other real estate owned..............         2,903            5,590
     Other assets.........................        48,931           38,553

          TOTAL ASSETS....................    $2,325,316       $2,252,836


LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits (all domestic):
       Noninterest-bearing................    $  202,374       $  181,024
       Interest-bearing...................     1,691,841        1,641,061
          Total deposits..................     1,894,215        1,822,085

     Short-term borrowings................       176,405          176,184
     Other liabilities....................        20,426           18,294
     Long-term debt.......................         7,368            7,363

          Total liabilities...............     2,098,414        2,023,926

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized and
       22,436,586 and 22,516,705 shares
       issued and outstanding in 1994 and
       1993, respectively.................        22,437           22,517
     Additional paid-in capital...........        78,015           79,094
     Retained earnings....................       140,927          131,380
     Unrealized gain (loss) on securities
       available for sale.................       (10,013)           1,584
     Treasury stock (98,208 shares at
       December 31, 1993).................           -0-           (1,216)
     Deferred compensation................        (4,464)          (4,449)
       Total shareholders' equity.........       226,902          228,910

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,325,316       $2,252,836



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter      For the 9 Months
                                      Ended September 30,  Ended September 30,
                                        1994       1993     1994       1993

Interest Income
  Interest and fees on loans........   $28,226   $26,058   $80,486   $79,391
  Interest and dividends on investments:
    Taxable interest................    11,137    10,602    33,133    32,239
    Interest exempt from federal
     income taxes...................       835     1,070     2,644     2,707
    Dividends.......................       255       219       787       624
  Interest on federal funds sold....        80        75       114       248
  Interest on bank deposits.........       142       268       427     1,104
     Total Interest Income..........    40,675    38,292   117,591   116,313

Interest Expense
  Interest on deposits..............    15,473    15,652    45,021    47,712
  Interest on short-term borrowings.     1,834       849     5,124     2,459
  Interest on long-term debt........       137       113       373       341
     Total Interest Expense.........    17,444    16,614    50,518    50,512

Net interest income.................    23,231    21,678    67,073    65,801
  Provision for possible loan losses       766       659     2,176     2,021

Net interest income after provision
  for possible loan losses..........    22,465    21,019    64,897    63,780

Other Income
  Security gains (losses)...........       (71)      666     1,728     2,417
  Trust income......................       537       589     1,725     1,821
  Service charges on deposits.......     1,383     1,450     3,988     3,875
  Other income......................       763       573     2,454     2,437
     Total Other Income.............     2,612     3,278     9,895    10,550

Other Expenses
  Salaries and employee benefits....     7,485     7,272    22,555    21,764
  Net occupancy expense.............     1,034     1,039     3,255     3,181
  Furniture and equipment expense...       951       888     2,910     2,734
  FDIC expense......................     1,046     1,014     3,105     3,029
  Other operating expenses..........     5,221     4,473    14,212    13,572
     Total Other Expenses...........    15,737    14,686    46,037    44,280

Income before taxes and cumulative
  effect of change in accounting
  method............................     9,340     9,611    28,755    30,050
  Applicable income taxes...........     2,999     3,172     9,415     9,362
Net income before cumulative effect of
  change of accounting method.......     6,341     6,439    19,340    20,688
Cumulative effect of change in
  accounting method.................       -0-       -0-       -0-       500
Net Income..........................   $ 6,341   $ 6,439   $19,340   $21,188

Per Share Data:

  Net income before effect of change
    in accounting method............    $0.28     $0.29    $0.86     $0.92
  Cumulative effect of change in
    accounting method...............     0.00      0.00     0.00      0.02
  Net income........................     0.28      0.29     0.86      0.94
  Cash dividends per share..........     0.140     0.125    0.420     0.375

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                             Unrealized
                                                             Gain (loss)
                                        Additional          on Securities                        Total
                                Common  Paid-in    Retained   Available   Deferred     Treasury  Shareholders'
                                Stock    Capital   Earnings   For Sale    Compensation Stock         Equity
Balance at December 31, 1992....$22,517   $79,253  $114,277   $    -0-      $(4,913)   $  (447)    $210,687

  Net income....................    -0-       -0-    21,188        -0-          -0-        -0-       21,188

  Cash dividends declared.......    -0-       -0-    (8,071)       -0-          -0-        -0-       (8,071)

  Increase in unrealized loss on
    equity securities...........    -0-       -0-       -0-        -0-          -0-        -0-          -0-

  Tax benefit on ESOP dividends.    -0-       -0-       -0-        -0-          -0-        -0-          -0-

  Decrease in deferred
    compensation................    -0-       -0-       -0-        -0-          535        -0-          535

  Discount on dividend reinvestment
    plan purchases..............    -0-      (123)      -0-        -0-          -0-        -0-         (123)

  Treasury stock acquired.......    -0-       -0-       -0-        -0-          -0-       (973)        (973)

  Treasury stock reissued.......    -0-       -0-       (91)       -0-          -0-        204          113

Balance at September 30, 1993...$22,517   $79,130  $127,303   $    -0-      $(4,378)   $(1,216)    $223,356





Balance at December 31, 1993....$22,517   $79,094  $131,380     $1,584      $(4,449)   $(1,216)    $228,910

  Net income....................    -0-       -0-    19,340        -0-          -0-        -0-       19,340

  Cash dividends declared.......    -0-       -0-    (9,688)       -0-          -0-        -0-       (9,688)

  Change in unrealized gain (loss)
    on securities available for
    sale, net of tax effect....     -0-       -0-       -0-    (11,597)         -0-        -0-      (11,597)

  Tax benefit on ESOP dividends.    -0-       -0-       -0-        -0-          -0-        -0-          -0-

  Decrease in deferred
    Compensation................    -0-       -0-       -0-        -0-          (15)       -0-          (15)

  Discount on dividend reinvestment
    plan purchases..............    -0-      (161)      -0-        -0-          -0-        -0-         (161)

  Treasury stock reissued.......    -0-       -0-      (105)       -0-          -0-        218          113

  Treasury stock cancelled in
    merger......................    (80)     (918)      -0-        -0-          -0-        998          -0-

Balance at September 30, 1994...$22,437   $78,015  $140,927   $(10,013)     $(4,464)   $   -0-     $226,902


The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 9 Months
                                                        Ended September 30,
                                                         1994         1993

Operating Activities
  Net income.......................................    $19,340      $21,188
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      2,176        2,021
     Depreciation and amortization.................      3,897        3,855
     Net gains on sales of assets..................     (1,777)      (2,386)
     Increase in interest receivable...............     (1,449)        (529)
     Increase (decrease) in interest payable.......        930         (369)
     Increase in income taxes payable..............      1,084          103
     Provision for deferred taxes..................        (77)        (739)
     Other - net...................................     (2,236)      (1,111)

       Net cash provided by operating activities...     21,888       22,033

Investing Activities
  Investment securities transactions:
     Proceeds from sales...........................      7,476       87,020
     Proceeds from maturities and redemptions......     88,917      254,080
     Purchases.....................................    (64,364)    (489,738)
  Transactions with securities available for sale:
     Proceeds from sales...........................     46,962          -0-
     Proceeds from maturities and redemptions......     57,077          -0-
     Purchases.....................................    (91,701)         -0-
  Proceeds from sales of loans and other assets....      8,342       16,822
  Net decrease in time deposits with banks.........     11,182       30,812
  Net increase in loans............................   (131,186)     (49,030)
  Purchase of premises and equipment...............     (4,370)      (3,137)
    Net cash used by investing activities..........    (71,665)    (153,171)

Financing Activities
  Repayments of long-term debt.....................        (11)         -0-
  Proceeds from issuance of long-term debt.........        -0-          202
  Discount on dividend reinvestment plan purchases.       (161)        (123)
  Dividends paid...................................     (7,736)      (6,428)
  Dividends paid by subsidiary prior to merger.....     (1,328)      (1,516)
  Net increase in deposits.........................     72,218       33,548
  Net increase (decrease) in federal funds
    purchased......................................     (5,505)      24,610
  Net increase in other short-term borrowings......      5,726       37,859
  Proceeds from sale of treasury stock.............        113          113
  Purchase of treasury stock.......................        -0-         (973)

       Net cash provided by financing activities...     63,316       87,292

        Net increase decrease) in cash and cash
          equivalents..............................     13,539      (43,846)

Cash and cash equivalents at January 1.............     57,367       98,422

Cash and cash equivalents at September 30..........    $70,906     $ 54,576

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1994
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1994 and the results of operations for the three and nine month periods ended
September 30, 1994 and 1993, and statements of cash flows and changes in shareholders' equity for the three and nine month periods ended September 30, 1994 and 1993. The results of the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Reserve For Possible Loan Losses (in thousands)

                                                 1994        1993

Reserve balance January 1..................    $16,483     $15,828
Additions:
    Provision charged to operating expenses      2,176       2,021
    Recoveries of previously charged off
      loans................................        863       1,283
Deductions:
    Loans charged off......................      2,198       2,628

Reserve balance September 30...............    $17,324     $16,504

NOTE 3   Cash Flow Disclosures (dollar amounts in thousands)

Cash paid during the first nine months of the year for interest and income taxes were as follows:

                                       1994          1993

                Interest              $49,587       $50,881
                Income Taxes          $14,295       $ 9,998

During 1994 the Corporation borrowed $730 and concurrently loaned this amount to the ESOP Trust on identical terms. ESOP loan payments of $714 and $535 were made by the ESOP Trust during the respective 1994 and 1993 periods, thereby resulting in outstanding amounts related to deferred compensation of $4,464 at September 30, 1994 and $4,378 at September 30, 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       September 30, 1994
                           (Unaudited)

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

NOTE 5   Business Combinations

On September 27, 1994, the registrant acquired United National Bancorporation ("United") and its wholly-owned subsidiaries Unitas National Bank ("Unitas Bank") and Unitas Mortgage Corporation ("Unitas Mortgage"). United was a Pennsylvania-chartered bank holding company headquartered in Chambersburg, Pennsylvania. Unitas Bank is a nationally chartered, federally insured commercial bank also headquartered in Chambersburg, Pennsylvania. Unitas Mortgage, headquartered in Carlisle, Pennsylvania engages in the origination of mortgages for sale in the secondary mortgage market.

The merger was consummated pursuant to the Agreement and Plan of Reorganization dated March 25, 1994 between the registrant and United, which was approved by the shareholders of Reliable at a special meeting held September 29, 1994. Each issued and outstanding share of United common stock was converted into 2 shares of the registrant's common stock. The aggregate number of shares of the registrant's common stock issued in the merger was 1,538,294.

On September 29, 1994 the registrant acquired Reliable Financial Corporation ("Reliable") and its wholly-owned subsidiary Reliable Savings Bank, PaSA ("Reliable Savings Bank"). Reliable was a savings and loan holding company with its principal office in Bridgeville, Pennsylvania. Reliable Savings Bank is a Pennsylvania-chartered, federally insured savings association.

The merger was consummated pursuant to the Agreement and Plan of Reorganization dated April 21, 1994 between the registrant and Reliable, which was approved by the shareholders of Reliable at a special meeting held September 29, 1994. Each issued and outstanding share of Reliable common stock was converted into 1.6 shares of the registrant's common stock. The aggregate number of shares of the registrant's common stock issued in the merger was approximately 2,256,269.

Both transactions were accounted for as poolings of interests and accordingly, all financial statements were restated as though the companies had been combined as of the beginning of the beginning of each period presented.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                       September 30, 1994
                           (Unaudited)

NOTE 6   Earnings per Common Share

Earnings per share have been calculated on the weighted average number of common shares outstanding during each period, restated to reflect pooling of interests. Additionally, average number of shares has been restated to reflect the two-for-one stock split effected in the form of a 100% stock distribution on the corporation's common stock declared on January 18, 1994. The weighted average number of shares outstanding for each period presented was 22,430,784 and 22,418,497 for the nine months ended September 30, 1994 and 1993, respectively, and 22,436,628 and 22,418,497 for the three months ended September 30, 1994 and 1993 respectively.

NOTE 7   Reclassifications

Certain items of the Consolidated Statements of Income for the three and nine months ended September 30, 1993 have been reclassified to conform with the September 30, 1994 presentations. None of these reclassifications affected net income.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Effective December 31, 1993, the Corporation acquired Peoples Bank of Western Pennsylvania ("PBWPA"). The Corporation acquired United National Bancorporation and its subsidiaries ("United") and Reliable Financial Corporation and its subsidiaries ("Reliable") effective September 27, 1994 and September 29, 1994, respectively. The mergers were accounted for as poolings of interests and accordingly, all financial statements have been restated as though the mergers had occurred at the beginning of the earliest period presented.

Average number of shares has been restated for the 1993 periods to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994.

First Nine Months of 1994 as Compared to the First Nine Months of
1993

Net income in the nine months of 1994 was $19.3 million, a decrease of $1.3 million from the 1993 period before the change in the method of accounting for income taxes. The cumulative effect of the change in the method of accounting for income taxes added $500 thousand to the 1993 amount. Merger related costs reduced earnings in 1994 by $1.2 million. Earnings per share was $0.86 during the nine months of 1994 compared to $0.94 during the 1993 period. Earnings per share during the 1993 period was $0.92 before the effect of change in the method of accounting for income taxes. Return on average assets was 1.14% and return on average equity was 11.29% during the 1994 period, compared to 1.33% and 12.94%, respectively during the same period of 1993. The change in accounting method during 1993 added 2 basis points (0.02%) to the return on average assets and 29 basis points (0.29%) to the return on average equity for the 1993 period.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1994 period was $67.1 million compared to $65.8 million during the same time period of 1993. Interest income, on a tax-equivalent basis, decreased 42 basis points (0.42%) as a percentage of average earning assets to 7.40% in 1994, from 7.82% in the 1993 period. Although yields have improved each quarter of 1994, they have declined when compared to the nine months of 1993, reflecting interest rates rising during 1994 following declines throughout 1993. Mortgage borrowers refinanced loans during the lower rate environment during the year in 1993 resulting in a decline in yields that carried forward into 1994. Mortgage loan refinancings on a national scale had accelerated the repayments of mortgage backed securities. As proceeds were reinvested in securities yielding lower rates, portfolio yields declined. The recent rise in interest rates has stabilized prepayments of the portfolio and portfolio yields. The cost of funds was 3.66% and 3.90% in the nine months of 1994 and 1993, respectively, as deposit costs, the predominant category, decreased only 28 basis points (0.28%) to 3.25%. This was

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

First Nine Months of 1994 as Compared to the First Nine Months of
1993 (Continued)

expected as deposit customers tended to extend maturities over the previous two years as interest rates declined, thereby preventing the cost of funds from declining as fast as asset yields. Although interest yields and costs of funds were lower during the first nine months of 1994 when compared to the first nine months of 1993, the cost of funds has remained stable during the 1994 period. Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets) was 4.28% of earning assets during 1994, compared to 4.50% in the 1993 related period.

Average earning assets were 95.1% of average total assets in the 1994 period and 95.0% during the 1993 time frame. Average interest-bearing liabilities increased as a percentage of average total assets to 81.1% in the nine months of 1994 and during the 1993 period.

Provision for possible loan losses was $2.2 million for the nine month period of 1994 compared to $2.0 million during the 1993 period. Net charge-offs against the reserve for possible loan losses were $1.3 million in the 1994 period and the 1993 period. Below is an analysis of the consolidated reserve for possible loan losses for the nine month periods ended September 30, 1994 and 1993.

                                              1994          1993

Balance January 1,                          $16,483       $15,828
Loans charged off:
  Commercial, financial and agricultural        790           379
  Real estate-construction                      -0-           -0-
  Real estate-commercial                         23           520
  Real estate-residential                       172           304
  Loans to individuals                        1,184         1,327
  Lease financing receivables                    29            98
     Total loans charged off                  2,198         2,628

Recoveries of previously charged off loans:
  Commercial, financial and agricultural        171           458
  Real estate-construction                      -0-           -0-
  Real estate-commercial                        241           267
  Real estate-residential                        43           132
  Loans to individuals                          398           419
  Lease financing receivables                    10             7
     Total recoveries                           863         1,283
     Net charge offs                          1,335         1,345

Provision charged to operations               2,176         2,021

Balance September 30,                       $17,324       $16,504

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

First Nine Months of 1994 as Compared to the First Nine Months of
1993 (Continued)

Other operating income decreased $656 thousand in 1994 to $9.9 million. Net security gains decreased $688 thousand, primarily U.S. Treasury Securities and U.S. Government Agency Securities totaling $52.7 million were sold and reinvested in similar securities with maturities of 3-5 years. Of these securities $45.3 million were classified as "securities available for sale" and $7.4 million were classified as "securities held to maturity" but were called and sold within three months of the call date or have had a significant deterioration in the issuer's creditworthiness, which allowed them to be sold in accordance with Financial Accounting Standards Board Statement No. 115. Trust income declined $97 thousand in the 1994 period primarily as a result of higher nonrecurring income during the 1993 period. Service charges on deposits increased $112 thousand in the 1994 period primarily as deposits increased.

Noninterest expense was $46.0 million in the nine months of 1994 which reflected an increase of $1.8 million over the 1993 period. Merger related costs added $1.2 million to the 1994 period. Employee costs were $22.6 million in 1994, an increase of $792
thousand over the 1993 related period.   Employee costs
(annualized) as a percentage of average assets was 1.33% in the 1994 period, reduced from 1.36% (annualized) in the 1993 period. Furniture and equipment expense increased $176 thousand as a result of increased depreciation on computer equipment acquired to automate new customer loan and deposit processes. Other operating expenses, excluding merger costs decreased $492 thousand in the nine months of 1994 when compared to the 1993 related period as loan collection costs and professional fees decreased. The amortization of core deposit intangibles decreased $324 thousand during the 1994 period as the intangibles related to the Deposit Bank merger in 1984 became fully amortized and will result in a $51 thousand savings per month for the remainder of 1994. Loan collection costs should continue to be favorable throughout the remainder of the year. The loss on the disposition of real estate and repossessed assets increased $130 thousand.

Income tax expense was $9.4 million during the nine months of 1994 and 1993. Income before taxes decreased $1.3 million in the 1994 period when compared to the same time period of 1993.
Taxable income decreased only $654 thousand since merger costs were nondeductible and tax-free income decreased.

Three Months ended September 30, 1994 as Compared to the Three
Months Ended September 30, 1993

Net income was $6.3 million for the third quarter of 1994, which compared to $6.4 million in the same quarter of 1993. Merger related expenses were $774 thousand in the 1994 quarter.
Earnings per share was $0.28 during the 1994 quarter and $0.29 during the related quarter of 1993. Net interest income

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 1994 as Compared to the Three
Months Ended September 30, 1993 (Continued)

increased $155 thousand to $23.2 million in the third quarter of 1994 when compared to the related 1993 quarter.

Interest income increased $2.4 million as average earning assets increased $116 million. Yields increased 4 basis points (0.04%) as yields on variable rate loans and investments improved as interest rates began to rise in 1994. Refinancings of the fixed rate instruments declined to normal levels during the 1994 quarter as a result of the recent rise in interest rates. The yield on average interest earning assets was 7.52% in the 1994 quarter, and compared to 7.48% in the related 1993 quarter. Interest expense increased $829 thousand in the 1994 quarter as average interest-bearing liabilities increased $101 million and the cost of these funds decreased 3 basis points (0.03%). The cost of funds decreased from 3.75% in the 1993 quarter to 3.72% in the third quarter of 1994. The decline in deposit rates occurred in most categories except money market accounts and short-term certificates of deposit.

Provision for possible loan losses was $767 thousand in the 1994 quarter or $107 thousand more than the 1993 period. Net loans charged off in the third quarter of 1994 were $682 thousand and can be compared to $364 thousand in the related 1993 quarter. The third quarter of 1993 includes a significant recovery not included in the 1994 period. Any additional increase during the 1994 period does not appear to indicate a trend.

Noninterest income decreased $766 thousand in the third quarter of 1994 to $2.6 million. Net security gains decreased $736 thousand while other income increased $190 thousand in the 1994 quarter when compared to the third quarter of 1993. The 1994 period included an increase of $74 thousand income from credit life insurance activities.

Noninterest expense was $15.7 million in the three month period ended September 30, 1994 compared to $14.7 million in the 1993 related period, reflecting a increase of $1.1 million. Merger related costs for the 1994 quarter were $774 thousand. Salaries and employee benefits increased $214 thousand to $6.4 million in the third quarter of 1994. Net occupancy expense and furniture and equipment expense remained stable in the 1994 quarter when compared to the 1993 related period. Other operating expenses decreased $252 thousand excluding merger costs. Core deposit amortization decreased by $160 thousand in the 1994 period.

Income taxes decreased $173 thousand primarily because the 1993 period included a retroactive tax rate adjustment in the amount of $188 thousand due to the enactment of the Omnibus Budget
Reconciliation Act of 1993.

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

Net loans increased $122.0 million in the first nine months of 1994 as all major categories of loans increased. Consumer demand resulted in $92.4 million of growth in consumer mortgages and loans to individuals for personal and household purposes. Total deposits grew $72.1 million as all deposit categories increased. The growth is primarily from core customer deposit relationships. Investment securities held to maturity declined $63.3 million while interest-bearing bank deposits declined $11.1 million and Federal funds sold increased nearly $3.2 million since
December 31, 1993.

An additional source of liquidity is certain marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 1994 securities available for sale had an amortized cost of $483.6 million and an approximate market value of $468.0 million. As interest rates rose since the end of 1993, the market value securities available for sale declined $11.6 million. This is not of major concern to management since the average life of the entire portfolio is just over five years.

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

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 1994 and December 31, 1993.

                                      September 30, 1994
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 430,581   $ 93,289   $177,238   $  701,108
Investments..............    43,109     18,041     51,660      112,810
Other interest-earning
 assets..................    83,268      6,301      8,801       98,370

  Total interest-sensitive
   assets................   556,958    117,631    237,699      912,288

Certificates of deposits.   155,760    119,211    126,070      401,041
Other deposits...........   727,219        -0-        -0-      727,219
Borrowings...............   159,283      1,750      7,814      168,847
  Total interest-sensitive
   liabilities........... 1,042,262    120,961    133,884    1,297,107
  GAP....................  (485,304)    (3,330)   103,815     (384,819)

Gap/Total assets.........     20.83%      0.14%      4.46%       16.51%
ISA/ISL..................      0.53       0.97       1.78         0.70


                                       December 31, 1993
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 419,308   $ 86,025   $151,115   $  656,448
Investments..............   188,531     57,063     80,883      326,477
Other interest-earning
 assets..................     3,607        198        297        4,102

  Total interest-sensitive
   assets................   611,446    143,286    232,295      987,027

Certificates of deposits.   183,780    133,953    138,774      456,507
Other deposits...........   584,845     13,994     16,092      614,931
Borrowings...............   160,205      9,578      3,707      173,490
  Total interest-sensitive
   liabilities...........   928,830    157,525    158,573    1,244,928
  GAP....................  (317,384)   (14,239)    73,722     (257,901)

Gap/Total assets.........     14.09%      0.63%      3.27%       11.45%
ISA/ISL..................      0.66       0.91       1.46         0.79

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

The analysis at September 30, 1994, indicated that a 200 basis point (2.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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

                                              At September 30,
                                             1994           1993
                                            (amounts in thousands)

Nonperforming Loans:
  Loans in nonaccural basis                 $    9,400   $   10,716
  Past due loans                                 8,421        6,327
  Renegotiated loans                               753          760
     Total nonperforming loans              $   18,581   $   17,803

Other real estate owned (including
  in-substance foreclosures)                $    2,903   $    4,155

Loans outstanding at end of period          $1,334,035   $1,197,791

Average loans outstanding (year-to-date)    $1,260,655   $1,182,859

Nonperforming loans as percent
  of total loans                                  1.39%        1.49%

Provision for possible loan losses          $    2,176     $  2,021

Net charge-offs                             $    1,335     $  1,345

Net charge-offs as percent of
  average loans                                   0.11%        0.11%

Provision for possible loan losses as
  percent of net charge-offs                    163.00%      150.26%

Reserve for possible loan losses as
  percent of average loans outstanding            1.37%        1.40%

Reserve for possible loan losses as
  percent of nonperforming loans                 93.24%       92.70%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Credit Quality Risk (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of September 30, 1994, there were no significant concentrations of credit.

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

Capital Resources

Equity capital decreased $2.0 million in 1994. Earnings retention was $9.7 million, representing an earnings retention rate of 49.9%. The retained net income remains in permanent capital to fund future growth and expansion. Stock purchased by the Employee Stock Ownership Plan (the "ESOP"), subject to the debt of the Corporation, reduced equity by $730 thousand while the loan repayment by the ESOP of debt guaranteed by the Corporation increased equity by $715 thousand while amounts paid to fund the discount on reinvested dividends reduced equity by $160 thousand. The market value adjustment to securities available for sale reduced equity by $10.0 million resulting from market values declining as interest rates increased.

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

Capital Resources (Continued)

The Federal Reserve Board has issued risk-based capital adequacy guidelines which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization's total capital be common and other "core" equity capital ("Tier I Capital"); (2) assets and off-balance-sheet items be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of September 30, 1994, the Corporation had a Tier I Capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio of 17.69% and 18.97%, respectively and a minimum leverage ratio of 10.13%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.  CHANGES IN SECURITIES

             Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             Not applicable.

ITEM 5.  OTHER INFORMATION.

             The Corporation acquired United National
         Bancorporation and Reliable Financial Corporation on September 27, 1994 and September 29, 1994, respectively. In connection with pooling-of-interests accounting,
         Section 201.01 of the Commission's Codification of Financial Reporting Policies provides that the publication of at least 30 days of post-merger combined operations can take the form of a Form 10-Q filing. Accordingly, the combined operations of the Corporation, including these two subsidiaries, for the month of October 1994 generated interest income of $13.8 million, net interest income of $7.7 million and net income of $4.4 million. All results are unaudited and should not be construed as being indicative of the expected results for the remainder of 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         (b)  Reports on Form 8-K
              (1) Form 8-K dated July 12, 1994, reporting a change in the Corporation's certifying accountant.

              (2) Form 8-K dated September 27, 1994 reporting the acquisitions by the Corporation of United National Bancorporation and its subsidiaries and Reliable Financial Corporation and its subsidiary. Filing includes financial statements of businesses acquired and pro forma financial statements.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  November 14, 1994    /S/ E. James Trimarchi
                             E. James Trimarchi, Chairman of the
                             Board, President and Chief Executive
                             Officer


DATED:  November 14, 1994    /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer