Form 10-K
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1995-03-23
CIK 712537

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 1994 commission file number 0-11242

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

COMMON STOCK, $1 PAR VALUE                  NEW YORK STOCK EXCHANGE

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

    TITLE OF CLASS                         OUTSTANDING AT March 21, 1995

Common Stock, $1 Par Value                        22,360,828 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 21, 1995), was approximately $321,436,903.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 1995 are incorporated by reference into Part III.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                  First Commonwealth Financial Corporation

                                 FORM 10-K

                                   INDEX

PART I                                                        PAGE

ITEM 1.   Business

          Description of business..........................     2
          Competition......................................     4
          Supervision and regulation.......................     4

ITEM 2.   Properties.......................................     7

ITEM 3.   Legal Proceedings................................     7

ITEM 4.   Submission of Matters to a Vote of Security
           Holders.........................................     7


PART II

ITEM 5.   Market for Registrant's Common Stock and Related
           Security Holder Matters.........................     8

ITEM 6.   Selected Financial Data..........................     9

ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............    10

ITEM 8.   Financial Statements and Supplementary Data......    25


ITEM 9.   Disagreements on Accounting and Financial
           Disclosures.....................................    51


PART III

ITEM 10.   Directors and Executive Officers of the
            Registrant.....................................    51

ITEM 11.   Management Renumeration and Transactions........    52

ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................    52

ITEM 13.   Certain Relationships and Related Transactions..    52


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................    53
            Signatures.....................................    54

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. After its incorporation it became affiliated as a result of statutory mergers with the following: On April 29, 1983 it affiliated with National Bank of the Commonwealth ("NBOC"), a national bank in Indiana, Indiana County; on March 19, 1984 with Deposit Bank ("Deposit"), a Pennsylvania-chartered bank and trust company in DuBois, Clearfield County; on August 16, 1985 with Dale, a national bank in Dale (Johnstown), Cambria County; and on December 14, 1985 with the First National Bank of Leechburg ("Leechburg"), a national bank in Leechburg, Armstrong County; December 31, 1986 with CNB CORP, Inc. ("CNB"), a one-bank holding company and its wholly-owned subsidiary, Citizens National Bank in Windber ("Citizens"). CNB was then combined with the Corporation. Immediately thereafter, and on the same day, Citizens was combined with Dale and the resulting entity was named Cenwest National Bank ("Cenwest"). On May 31, 1990 the Corporation affiliated with Peoples Bank and Trust Company ("PBT"), a Pennsylvania-chartered bank and trust company in Jennerstown, Somerset County. On April 30, 1992 the Corporation affiliated with Central Bank ("Central"), a Pennsylvania-chartered bank in Hollidaysburg, Blair County. On December 31, 1993 the Corporation affiliated with Peoples Bank of Western Pennsylvania ("BPWPA"), a Pennsylvania-chartered commercial bank in New Castle, Lawrence County. On September 27, 1994 the Corporation affiliated with United National Bancorporation, ("United"), a bank holding company, and its wholly-owned subsidiaries. Unitas National Bank ("Unitas Bank") and Unitas Mortgage Corporation ("Unitas Mortgage") were the only active subsidiaries of United. Unitas Bank is a national bank headquartered in Chambersburg, Franklin County, Pennsylvania. Unitas Mortgage engages in the origination of mortgages for sale in the secondary mortgage market and is headquartered in Carlisle, Pennsylvania. Upon merger, United was combined with the Corporation and its subsidiaries became subsidiaries of the Corporation. On September 29, 1994 the Corporation affiliated with Reliable Financial Corporation ("RFC"), a savings and loan holding company and its wholly-owned subsidiary, Reliable Savings Bank, PaSA ("RSB"), a state-chartered, federally insured savings bank headquartered in Bridgeville, Pennsylvania. As a result of the merger, RFC became a wholly-owned subsidiary of the Corporation, with its principal places of business in Allegheny and Washington Counties in western Pennsylvania. NBOC, Deposit, Cenwest, Leechburg, Peoples, Central, PBWPA and Unitas Bank (the "Subsidiary Banks") are now wholly owned subsidiaries of the Corporation with their principal places of business in central and western Pennsylvania. Commonwealth Systems Corporation ("CSC") was incorporated as a Pennsylvania business corporation in 1984 by the Corporation to function as its data processing subsidiary and it has its principal place of business in Indiana, Pennsylvania. Before August 1984, it had operated as the data processing department of NBOC. First Commonwealth Trust Company ("FCTC") was incorporated on January 18, 1991 as a Pennsylvania chartered trust company to render general trust services. The trust departments of Subsidiary Banks were combined to form FCTC, and the corporate headquarters are located in Indiana, Pennsylvania. The Corporation and its subsidiaries employed approximately 1,050 persons (full-time equivalents) at December 31, 1994.

Through the Subsidiary Banks, the Corporation traces its banking origins to 1866. The Subsidiary Banks conduct their business through 82 community banking offices in 52 communities in the counties of Adams (1 office), Allegheny (2), Armstrong (3), Beaver (1), Bedford (4), Blair (7), Cambria
(11), Centre (4), Clearfield (5), Elk (3), Franklin (2), Huntingdon (7), Indiana (9), Jefferson (5), Lawrence (6), Somerset (6), Washington (1) and Westmoreland (5).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The Subsidiary Banks engage in a general banking business and offer a full range of financial services. They offer such general retail banking services as demand, savings and time deposits; mortgage, consumer installment and commercial loans; and credit card loans through MasterCard and VISA. RSB is a full service savings association. Although approximately 90% of its loan portfolio consists of loans secured by mortgages on 1-4 family residences, it offers various loan services, including secured and unsecured, commercial and consumer loans, construction and commercial mortgages and lease financing. RSB also offers a full range of deposit products.

The Subsidiary Banks currently offer a Retirement Advantage Certificate of Deposit, a product which is licensed by American Deposit Corp., (U.S. Patent pending) which offers competitive interest rates and the interest on which is tax deferred to the depositor for Federal income tax purposes. Before the "maturity date", during the accumulation period, deposits plus accrued interest are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to an aggregate amount of $100,000. After the Maturity Date, during the withdrawal phase, FDIC insurance covers the maturity balance less the amounts withdrawn to date. At the maturity date, the depositor, at his option, may withdraw any amount not to exceed two-thirds of the balance at that time. Beginning one month after the maturity date, the depositor will receive monthly payments to be paid over the remaining life (lives) of the account owner(s). This product is expected to provide a stable, long-term and lower cost source of funds.

The Subsidiary Banks and RSB (Banks) operate a network of 57 automated teller machines ("ATMs") which permit their customers to conduct routine banking transactions 24 hours a day. Of the ATMS, 37 are located on the premises of their main or branch offices and 20 are in remote locations.
All the ATMs are part of the MAC network which consist of nearly 13,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 16 states, of which 14 are east of Mississippi River.
The Banks' MAC customers may use the HONOR Network, which has 9,800 ATM's located primarily in the southeast quadrant of the United States. The ATM's operated by the Banks are also part of the global MasterCard/Cirrus network which is comprised of more than 168,900 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders. Such networks allow the Bank's customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

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

FCTC has six branch offices in the service areas of the Banks and offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

On June 1, 1989 Commonwealth Trust Credit Life Insurance Company began operations. The Corporation owns 50% of the voting common stock of the new company. The Commonwealth Trust provides reinsurance for credit life and credit and health insurance activities sold by the subsidiaries of the two unrelated holding companies under a joint venture arrangement whereby the net income derived from such reinsurance inures proportionally to the benefit of the holding company selling the underlying insurance to its banks' customers. Commonwealth Trust has been profitable since its formation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The Corporation does not engage in any significant business activities other than holding the stock of its subsidiaries. The Corporation does not at present have any plans to expand or modify its business or that of its subsidiaries, other than as described herein. Nevertheless, it will be receptive to and may actively seek out mergers and acquisitions in the event opportunities which management considers advantageous to the development of the Corporation's business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

Each of the Banks, FCTC and Unitas Mortgages faces intense competition, both from within and without its service area, in all aspects of its business. The Subsidiary Banks compete for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within their service areas. With respect to loans to larger businesses the Banks also complete with much larger banks located outside of their service areas. They also compete, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions. In recent years they have encountered significant competition for deposits from money market funds and institutions that offer annuities located throughout the United States. Money market funds pay dividends to their shareholders (which are the equivalent are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by the Subsidiary Banks. Annuities accumulate interest on the amounts deposited over predetermined time period. The depositor is then entitled to withdraw his funds for a fixed period of time or until death. The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made. In addition to savings and loan associations and credit unions, the Banks also compete for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumer throughout their service areas. The Banks believe that the principal means by which they compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of their offices and ATMs, the sophistication and quality of their services and the prices (primarily interest rates) of their services. Additionally, the Banks intend to remain competitive by offering financial services that target specific customer needs, such as the Retirement Advantage CD.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Supervision and Regulation (Continued)

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

Upon the acquisition of RFC, the Corporation also became a savings and loan holding company subject to regulation and supervision of the Office of Thrift Supervision ("OTS") under the Savings and Loan Holding Company Act, and by the Pennsylvania Department of Banking under the Pennsylvania Savings Association Code of 1967, as amended. While the regulation and supervision of multiple regulators increase the Corporation's cost of compliance with federal and state banking laws and regulations, it is not excepted to have a significant adverse effect on its operations or financial condition.

RFC is a unitary savings and loan holding company. Its only subsidiary, RSB is a Qualified Thrift Lender ("QTL") because more than 65% of its portfolio assets (as defined by law) are invested in residential mortgages, and certain mortgage backed and housing related assets such as Federal Home Loan Bank stock and stock issued by the Federal National Mortgage Association.
As a unitary savings and loan holding company, RFC and any subsidiary it might create are not restricted to the statutorily prescribed list of permissible activities found in the Savings and Loan Holding Company Act and in certain regulations of the predecessor of the OTS, and the Savings and Loan Holding Company Act imposes no limits on their direct or indirect non-savings institutions operations.

If RFC were to acquire a second savings association and operate it as a separate subsidiary, it would become a multiple savings and loan holding company and its activities would be confined to a statutorily prescribed list of activities regarded as closely related. If RSB were to lose its QTL status, thereafter RFC would be regulated and supervised by the OTS as a bank holding company, as described above for the Corporation, with each savings institution subsidiary being treated as a bank for this purpose.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Subsidiary Banks and RSB

Of the Subsidiary Banks, NBOC, Cenwest, Leechburg, and Unitas Bank are subject to the supervision of and are regularly examined by the Comptroller of the Currency. In addition, because they are members of the Federal Reserve System, they are subject to the supervision of and examination by that System. Deposit, PBT, Central and PBWPA are Pennsylvania-chartered banks and not members of the Federal Reserve System, are subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"), and subject to certain regulations of the Federal Reserve Board. In addition, since they are a Pennsylvania-chartered bank, they are subject to the supervision of the Pennsylvania Department of Banking. RSB is a Pennsylvania-chartered savings association and is subject to the supervision of and is regularly examined by the Pennsylvania Department of Banking and the OTS. All the Subsidiary Banks are members of the FDIC. RSB is a member of the Savings and Loan Insurance Fund of the FDIC. As such, all are subject to examination by the FDIC.

The areas of operation subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosure, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends. Community Reinvestment Act evaluations, mandatory external audits, establishment of branches and other aspects of operations. Under the Pennsylvania Banking Code, a state or national bank or a savings association located in Pennsylvania may establish branches anywhere in the state.

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisition. On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction. As of December 31, 1994 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, of which the following 18 are east of the Mississippi River: Connecticut, Delaware, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Rhode Island, Tennessee, Vermont and West Virginia. A similar law is applicable to savings associations and savings and loan holding companies.

It is difficult to determine the precise effects that reciprocal regional interstate banking will have on the Corporation, but the law has increased, and as reciprocity becomes effective will increase further, the number of potential buyers for Pennsylvania banks and bank holding companies. The law also will permit Pennsylvania bank holding companies and Pennsylvania savings and loan holding companies that desire to expand outside Pennsylvania to acquire banks, savings institutions and bank holding companies located in jurisdictions with which Pennsylvania has reciprocity.

Effects of Governmental Policies

The business and earnings of the Corporation is effected not only be general economic conditions, but also by the monetary and fiscal policies of the United State Government and its agencies, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Effects of Governmental Policies (Continued)

policy used by the Federal Reserve Board to implement these objectives are open market operations in United State government securities, changes in the discount rate on borrowings by member banks and savings institutions from the Federal Reserve System and changes in reserve requirements against bank and savings institution deposits. These instruments, together with fiscal and economic policies of various governmental entities, influence overall growth of bank loans, investments and deposits and may also effect interest rates charged on loans, received on investments or paid for deposits.

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

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana county Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s. The Corporation, NBOC and CSC occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and which contains a renewal option. Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines. The building is now in excellent condition and provides ample space for the Corporation, NBOC and CSC's operations. The Banks have 82 banking facilities of which 22 are leased and 60 owned in fee, free of all liens and encumbrances. All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities. Management believes all such facilities to be in good repair and well suited to their uses. Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

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

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange (NYSE) under the symbol "FCF". The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation. Prices per share and dividends per share have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994.


                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1994
First Quarter           $20.250          $16.750          $0.140
Second Quarter          $18.500          $15.500          $0.140
Third Quarter           $19.000          $15.000          $0.140
Fourth Quarter          $15.375          $13.500          $0.160

                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1993
First Quarter           $14.625          $12.375          $0.125
Second Quarter          $14.875          $13.250          $0.125
Third Quarter           $16.000          $13.313          $0.125
Fourth Quarter          $17.625          $14.875          $0.135


The approximate number of holders of record of the Corporation's common stock is 8,300.

8

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6. Selected Financial Data (Dollar Amounts in Thousands, except per share data)

The following selected financial data is not covered by the auditor's report and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the consolidated financial statements and related notes. All amounts have been restated to reflect the poolings of interests.

                                                             Years Ended December 31,
                                             1994         1993         1992         1991         1990

Interest income.......................      $159,644     $154,990     $155,606     $150,627     $149,055
Interest expense......................        69,102       67,164       73,295       82,205       85,114

  Net interest income.................        90,542       87,826       82,311       68,422       63,941
Provision for possible loan losses....         2,896        2,920        3,744        5,451        4,298
  Net interest income after provision
    for possible loan losses..........        87,646       84,906       78,567       62,971       59,643

Securities gains (losses).............        5,536        3,528          955          711         (315)
Other operating income................        10,635       10,960        9,362        7,465        7,233
Other operating expenses..............        60,855       59,405       54,957       46,147       44,148
      Income before taxes and cumulative
       effect of change in accounting
       method.........................        42,962       39,989       33,927       25,000       22,413
Applicable income taxes...............        14,226       12,444        9,393        6,305        5,815
      Income before cumulative effect
       of change in accounting method.        28,736       27,545       24,534       18,695       16,598
Cumulative effect of change in
  accounting method...................           -0-          865          -0-          -0-          -0-
Net income............................      $ 28,736     $ 28,410     $ 24,534     $ 18,695     $ 16,598

Per Share Data(a)
  Net income before cumulative effect
   of change in accounting method.....         $1.28        $1.23        $1.12        $0.89        $0.79
  Cumulative effect of change in
   accounting method..................          0.00         0.04         0.00         0.00         0.00
  Net income..........................         $1.28        $1.27        $1.12        $0.89        $0.79

  Dividends declared..................         $0.58        $0.51        $0.55        $0.38        $0.33

  Average shares outstanding..........    22,432,062   22,416,360   21,983,845   20,899,175   20,899,175

At End of Period
  Total assets........................     2,334,921    2,252,836    2,077,824    1,746,365    1,599,282
  Investment securities...............       813,687      909,166      703,227      559,127      444,435
  Loans and leases, net of unearned
    income............................     1,377,794    1,211,109    1,165,494    1,009,595      972,927
  Reserve for possible loan losses....        17,337       16,483       15,828       10,681        9,278
  Deposits............................     1,881,060    1,822,085    1,788,226    1,519,044    1,377,871
  Long-term debt......................         7,596        7,363        8,130        6,524        5,718
  Shareholders' equity................       225,135      228,910      210,687      178,984      152,676

Key Ratios
  Return on average assets............         1.26%        1.32%        1.26%        1.12%        1.08%
  Return on average equity............        12.55%       12.86%       12.30%       11.82%       11.42%
  Net loans to deposit ratio..........        72.32%       65.56%       64.29%       65.78%       69.94%
  Dividends per share as a percent of
    net income per share..............        45.31%       40.16%       49.11%       42.70%       41.77%
  Average equity to average assets
    ratio.............................        10.01%       10.23%       10.26%        9.52%        9.43%

(a) Average number of shares outstanding has been restated to reflect poolings of interests. Restatements also reflect two-for-one stock split on January 18, 1994 effected in the form of a 100% stock dividend.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation (the "Corporation") including its subsidiaries for the years ended December 31, 1994, 1993 and 1992 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

The Corporation acquired United National Bancorporation and its subsidiaries ("United") and Reliable Financial Corporation and its subsidiary ("Reliable") effective September 27, 1994 and September 29, 1994, respectively. Effective December 31, 1993, the Corporation acquired Peoples Bank of Western Pennsylvania ("PBWPA"). The mergers were accounted for as poolings of interests and accordingly, all financial statements have been restated as though the mergers had occurred at the beginning of the earliest period presented.

Effective April 30, 1992, the Corporation acquired all of the outstanding common stock of Central Bank ("Central"). The merger was accounted for as a purchase transaction, whereby the results of operations of Central from the date of acquisition were included in the financial statements.

Results of Operations

Net income in 1994 was $28.7 million, an increase of $326 thousand over the 1993 level of $28.4 million and compared to $24.5 million reported in 1992. Earnings per share before the cumulative effect of the change in accounting method increased $0.05 per share in 1994 to $1.28. Merger costs in 1994 reduced earnings by $0.07. Earnings per share from operations was $1.23 in 1993 and $1.12 in 1992. The cumulative effect of change in the method of accounting for income taxes added $0.04 per share in 1993. Per share data has been restated to reflect the two-for-one stock split effected in the form of an 100% stock dividend declared on January 18, 1994. Return on average assets was 1.26% and return on average equity was 12.55% during 1994, compared to 1.32% and 12.86%, respectively, for 1993. Return on average assets was 1.26% during 1992 while return on average equity was 12.30%.

The following is an analysis of the impact of changes in net income on earnings per share:

                                            1994              1993
                                             vs.               vs.
                                            1993              1992

Net income per share, prior year           $1.27             $1.12

Increase (decrease) from changes in:
  Net interest income                       0.12              0.17
  Provision for possible loan losses        0.00              0.04
  Security transactions                     0.09              0.11
  Other income                             (0.02)             0.07
  Salaries and employee benefits           (0.03)            (0.12)
  Occupancy and equipment costs             0.01             (0.03)
  Settlement of lender liability claim      0.00              0.06
  Merger expenses                          (0.07)            (0.01)
  Other expenses                            0.03             (0.05)
  Provision for income taxes               (0.08)            (0.13)
Subtotal                                    1.32              1.23
Cumulative effect of change in accounting
  method                                   (0.04)             0.04
Net income per share                       $1.28             $1.27

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $90.5 million in 1994 compared to $87.8 million in 1993 and $82.3 million in 1992. The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 1994.

11

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

                                                     Average Balance Sheets and Net Interest Analysis
                                                                (Dollar Amounts in Thousands)

                                             1994                             1993                             1992
                                 Average    Income/   Yield or    Average    Income/   Yield or    Average    Income/   Yield or
                                 Balance    Expense   Rate(a)     Balance    Expense   Rate(a)     Balance    Expense   Rate(a)
Assets
Interest-earning assets:
  Time deposits with
    banks                     $   14,677   $    600     4.09%   $   37,905  $  1,275    3.36%    $   57,546  $  3,002    5.22%
  Investment securities          870,656     48,645     5.80       818,319    47,988    6.07        672,129    46,146    7.19
  Federal funds sold               4,138        186     4.49         8,865       268    3.02         22,179       795    3.58
  Loans (b) (c), net of
    unearned income            1,283,866    110,213     8.66     1,187,236   105,459    9.01      1,094,197   105,663    9.84
   Total interest-
      earning assets           2,173,337    159,644     7.48     2,052,325   154,990    7.71      1,846,051   155,606    8.65

Noninterest-earning assets:
  Cash                            54,542                            48,794                           45,583
  Reserve for loan losses        (17,120)                          (16,399)                         (14,692)
  Other assets                    77,498                            74,596                           67,729
   Total noninterest-
      earning assets             114,920                           106,991                           98,620
    Total Assets              $2,288,257                        $2,159,316                       $1,944,671

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing
    demand deposits           $  226,824      3,764     1.66%  $  226,902      4,686    2.07%    $  196,948     5,676    2.88%
  Savings deposits               503,327     11,520     2.29      493,323     11,908    2.41        453,096    14,259    3.15
  Time deposits                  948,804     45,901     4.84      922,456     46,473    5.04        879,730    51,152    5.81
  Short-term borrowings          168,929      7,394     4.38       99,943      3,641    3.64         39,185     1,753    4.47
  Long-term debt                   7,744        523     6.75        7,985        456    5.71          7,803       455    5.83
    Total interest-
      bearing liabilities      1,855,628     69,102     3.72    1,750,609     67,164    3.84      1,576,762    73,295    4.65

Noninterest-bearing
 liabilities and capital:
  Noninterest-bearing
    demand deposits              185,058                          170,293                           152,152
  Other liabilities               18,576                           17,428                            16,317
  Shareholders' equity           228,995                          220,986                           199,440
    Total noninterest-
      bearing funding sources    432,629                          408,707                           367,909
      Total Liabilities and
        Shareholders' Equity  $2,288,257                       $2,159,316                        $1,944,671

 Net Interest Income and
    Net Yield On Interest-
    earning Assets                         $ 90,542     4.30%               $ 87,826    4.43%                 $82,311    4.68%

(a) Yields on interest-earning assets have been computed on a tax equivalent basis using the
    35% Federal income tax statutory rate in 1994 and 1993, and 34% in 1992.
(b) Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c) Loan income includes net loan fees.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis








Both interest income and interest expense increased as volumes increased. Average interest earning assets increased $121.0 million in 1994 to $2.2 billion. Average loans increased $96.6 million and were supported by deposit growth and increased short-term borrowings. Average interest-bearing liabilities increased $105.0 million during 1994 while average interest-bearing liabilities grew $173.8 million during 1993. The growth in 1993 included $41.8 million related to a leveraging strategy whereby adjustable rate investments, primarily mortgage-backed securities, were funded with borrowings from the Federal Home Loan Bank and other banks.
This leverage strategy added approximately $1.0 million to net interest income in 1993. The leveraged transaction for 1994 averaged $52.1 million and the related addition to net interest income was approximately $593 thousand.

Both asset yields and the cost of funds declined in 1994 and 1993. Asset yields, on a tax-equivalent basis, decreased 23 basis points (0.23%) during 1994 and 94 basis points (0.94%) during 1993. Earning asset yields declined in 1994 faster than liability costs primarily because of lower consumer loan rates. Although yields have improved each quarter of 1994, they have declined when compared to the year ended December 31, 1993. Mortgage borrowers and other borrowers refinanced loans during the low interest rate environment during 1993 fixing lower yields that carried forward into 1994. As interest rates increased, so did yields but the yields have not increased to previous levels.

Additionally, mortgage loan refinancing on a national scale had accelerated the repayments of mortgage backed securities ("MBS") during 1993 and the first quarter of 1994. Portfolio yields declined as proceeds were reinvested in securities at the then prevailing market rates. The rise in interest rates since March of 1994 has stabilized prepayments of the portfolio and corresponding portfolio yields. The primary risk of owning MBS relates to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment speeds. As interest rates increase, prepayment speeds generally decline, resulting in a longer average life of a MBS. Conversely as interest rates decline, prepayment speeds increase, resulting in a shorter average life of a MBS. Using computer simulation models, the Corporation tests the average life and yield volatility of all MBSs under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits. The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. Government and Agency securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis











During 1993 deposit customers tended to extend maturities which locked in rates as deposit rates fell, thereby preventing the cost of funds to decline as fast as asset yields during 1993 and early 1994. This should tend to level deposit costs if interest rates continue to rise. Net interest margin, on a tax-equivalent basis, was 4.30% during 1994 compared to 4.43% in 1993 and 4.68% during 1992. The Corporation's use of computer modeling to manage interest rate risk is further described in the "Interest Sensitivity" section of this discussion herein. The following table shows the effect of changes in volumes and rates on interest income and interest expense.

                                    Analysis of Year-to-Year Changes in Net Interest Income
                                               (Dollar Amounts in Thousands)

                                       1994 Change from 1993                    1993 Change from 1992
                                 Total     Change Due    Change Due       Total     Change Due    Change Due
                                 Change    to Volume      to Rate         Change    to Volume      to Rate

Interest-earning assets:
    Time deposits with banks     $ (675)    $  (780)      $   105        $(1,727)    $(1,025)      $  (702)
    Securities                      657       3,177        (2,520)         1,842      10,511        (8,669)
    Federal funds sold              (82)       (143)           61           (527)       (477)          (50)
    Loans                         4,754       8,706        (3,952)          (204)      9,155        (9,359)
      Total interest income       4,654      10,960        (6,306)          (616)     18,164       (18,780)
Interest-bearing liabilities:
    Deposits                     (1,882)      1,567        (3,449)        (8,020)      4,612       (12,632)
    Short-term borrowings         3,753       2,511         1,242          1,888       2,716          (828)
    Long-term debt                   67         (14)           81              1          11           (10)
      Total interest expense      1,938       4,064        (2,126)        (6,131)      7,339       (13,470)
      Net interest income        $2,716     $ 6,896       $(4,180)       $ 5,515     $10,825       $(5,310)

The provision for possible loan losses is an amount added to the reserve against which loan losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the reserve in relation to the risks inherent within the loan portfolio. The provision for possible loan losses was $2.9 million in 1994 and 1993 compared to $3.7 million in 1992. Net charge-offs against the reserve for possible loan losses were $2.0 million, or 0.16% of average total loans in 1994. This compared to $2.3 million in 1993 and $3.1 million in 1992. Net charge-offs were 0.19% and 0.28% of average total loans in 1993 and 1992, respectively. For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The following table presents an analysis of the consolidated reserve for possible loan losses for the five years ended December 31, 1994 (dollars in thousands):

                                                    Summary of Loan Loss Experience

                                           1994       1993       1992       1991      1990
Loans outstanding at end of year        $1,377,794 $1,211,109 $1,165,494 $1,009,595 $972,927

Average loans outstanding               $1,283,866 $1,187,236 $1,094,197 $  977,620 $953,232

Reserve for possible loan losses:
Balance, beginning of year              $   16,483 $   15,828 $   10,681 $    9,277 $  8,463
Addition as result of acquisition              -0-       -0-       4,501        -0-      -0-

Loans charged off:
  Commercial, financial and agricultural     1,246        774        860      2,007    1,953
  Loans to individuals                       1,676      1,825      1,906      1,889    2,108
  Real estate-construction                     -0-        -0-        -0-        -0-      -0-
  Real estate-commercial                        23        791        706        447      232
  Real estate-residential                      179        357        650        424      138
  Lease financing receivables                   52        106        127        117      263
    Total loans charged off                  3,176      3,853      4,249      4,884    4,694

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       254        563        371        153      449
  Loans to individuals                         563        565        397        600      516
  Real estate-construction                     -0-        -0-        -0-        -0-      -0-
  Real estate-commercial                       249        276        317         27       16
  Real estate-residential                       61        177         47         47      136
  Lease financing receivables                    7          7         19         10       93
    Total recoveries                         1,134      1,588      1,151        837    1,210
    Net loans charged off                    2,042      2,265      3,098      4,047    3,484
Provision charged to expense                 2,896      2,920      3,744      5,451    4,298

Balance, end of year                    $   17,337 $   16,483 $   15,828 $   10,681 $  9,277

Ratios:
  Net charge-offs as a percentage
    of average loans outstanding             0.16%      0.19%      0.28%      0.41%    0.37%
  Reserve for possible loan losses
    as a percentage of average loans
    outstanding                              1.35%      1.39%      1.45%      1.09%    0.97%

Total other operating income increased $1.7 million in 1994 to $16.2 million. Net securities gains increased $2.0 million to $5.5 million during 1994 compared to $3.5 million in 1993 and $955 thousand in 1992. During 1994 $7.5 million of securities classified as "held-to-maturity" were sold at a net gain of $16 thousand. All but one security were called and were sold within three months of the call date. The remaining security was sold because of a significant deterioration of the issuer's creditworthiness. Also during 1994, the Corporation sold 115,000 shares of Federal Home Loan Mortgage Corporation common stock, primarily in the third and fourth quarter, with a book value of $970 thousand for a gain of $5.3 million in anticipation of a market value decline if interest rates continued to rise. During 1993 marketable equity securities with a book value of $1.6 million were sold for a $1.0 million gain. The remaining securities transactions during 1994 along with those of 1993 and 1992 were primarily the sales of U.S. Treasury securities, U.S. Government agency securities maturing within a year and proceeds were reinvested in U.S. Government agency securities with maturities of 2-4 years. Trust income decreased $106 thousand during 1994 to $2.2 million as market values of assets managed declined, reflecting the turbulent bond and stock markets, thereby reducing the billing basis for many of the trust accounts. Trust income during 1993 increased $227 thousand as core revenues increased and income from estates decreased. Service charges on deposits increased over the reporting periods primarily as average total deposits increased. It should be noted that the 1992 period only reflects the results of Central after April 30, 1992, the date of the merger, since the transaction was accounted for as a purchase transaction.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Total other operating expenses increased $1.5 million to $60.9 million in 1994 and compared to $59.4 million and $55.0 million in 1993 and 1992, respectively. Merger costs during 1994 were $1.7 million. Results for the 1992 period reflected only eight months of Central's results after the merger date.

Employee costs experienced an increase of only $666 thousand to $30.0 million. Total employee costs were $29.4 million and $26.2 million in 1993 and 1992, respectively. Salary levels are generally maintained through attrition management programs. Employee costs as a percentage of average assets was 1.31% in 1994, reduced from 1.36% in 1993 and was 1.35% in 1992.

Net occupancy expense and furniture and equipment expense remained stable over the three year period as the process of automating loan documentation and the branch network progressed. Newer equipment reduced the costs of maintenance and repairs but these costs were offset by higher depreciation expense. This upgrade is expected to improve platform productivity and reduce loan documentation risks.

The deposit insurance assessment from the Federal Deposit Insurance Corporation ("FDIC") increased as a result of deposit increases. The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA") has established a risk-based assessment system which went into effect January 1, 1993. This system designates an assessment rate for each insured institution based on a combination of its capital and supervisory condition. Because of the Corporation's bank subsidiaries strong capital positions and supervisory conditions, only future rate changes or major changes in deposit levels will cause a significant change in the related expense. This assessment rate is not scheduled to increase in 1995, but the prospects of a decline is being discussed by the FDIC. If a rate decrease occurs, it would probably not occur until after mid-year of 1995.

Other operating expenses increased $837 thousand in 1994 over the 1993 related period to $18.6 million. This really reflects a decrease of $863 thousand after adjusting the 1994 total for the $1.7 million of merger costs deducted. The amortization of core deposit intangibles decreased $484 thousand as the intangibles related to the Deposit Bank merger which occurred in 1984 became fully amortized. Loan collection and professional fees that were not merger related experienced decreases. The 1993 period increased in relationship to the 1992 period primarily because of two factors. The inclusion of Central for the entire period of 1993 increased this category $829 thousand and an increase in the amortization of core deposit intangibles as a result of the implementation of FAS No. 109, was $715 thousand. FAS No. 109 requires that a deferred tax liability or asset be recognized for differences between assigned values and the tax bases of the assets (except goodwill) and liabilities recognized for business combinations accounted for as purchase transactions. For purchase business combinations consummated prior to the beginning of the year for which FAS No. 109 was first applied, remaining balances of the differences between assigned values and the tax bases of these assets and liabilities must be adjusted from their net-of-tax amounts to their pretax amounts. This "gross-up" action, in effect creates a larger balance of the temporary difference that must be amortized over its expected life. Other cost increases occurred in 1993 in the process of the collection of loans or the disposition of real estate acquired in lieu of loan repayment but these costs were partially responsible for the increased recovery of previously charged off loans. The 1992 period included a nonrecurring out of court lending liability claim settlement in the amount of $1.4 million for which a subsidiary of the Corporation was a defendant.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis








Income tax expense was $14.2 million during 1994 representing an increase of $1.8 million over the 1993 total of $12.4 million and compared to $9.4 million in 1992. Taxable income increased $5.3 million during 1994 while taxable income increased $8.3 million in 1993. The increase in 1993 of the Federal income tax rate for corporate taxable income in excess of $10 million to 35 percent from 34 percent increased the Corporation's Federal income tax expense by $259 thousand in 1993. The Corporation's effective tax rate increased to 33.1% in 1994 from 31.1% in 1993 and 27.7% in 1992. The most significant factor for the increase in the 1994 effective rate was related to the nondeductibility of merger expenses for income tax purposes.

Liquidity

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from deposits (primary source) and the maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank. Additionally, all of the banking subsidiaries are members of the Federal Home Loan Bank and may borrow up to ten percent of their total assets at any one time. The sale of earning assets may also provide an additional source of liquidity.

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Deposits increased $59.0 million in 1994 primarily in core customer deposit relationships. Non-core deposits, which are time deposits in denominations of $100 thousand or more represented only 6.8% of total deposits at December 31, 1994. Certificates of deposits of $100 thousand or more at December 31, 1994, 1993 and 1992 had remaining maturities as follows:

                                                     Maturity Distribution of
                                                 Large Certificates of Deposit
                                                  (Dollar Amounts in Thousands)

                                           1994               1993               1992
                                     Amount  Percent    Amount  Percent    Amount   Percent
Remaining Maturity:
3 months or less                    $ 37,968   30%     $ 21,229    20%     $ 29,296    27%
Over 3 months through 6 months        10,191    8        16,078    16        16,963    15
Over 6 months through 12 months       17,885   14        17,996    17        11,798    11
Over 12 months                        61,841   48        48,645    47        51,552    47
    Total                           $127,885  100%     $103,948   100%     $109,609   100%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Loans increased $166.7 million during 1994 as all categories increased, but consumer loans and real estate secured loans were the primary categories of increased volume reflecting a strengthening of consumer loan demand. Below is a schedule of loans by classification for the five years ended December 31, 1994.

                                                          Loans by Classification
                                                       (Dollar Amounts in Thousands)

                                   1994               1993               1992               1991               1990
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
Commercial, financial,
  agricultural and
  other                   $  180,373     13%  $  179,227    14%  $  216,183    18%  $  274,799    26%  $  241,924    24%
Real estate-construction      23,131      2       12,980     1       17,007     1       14,696     1       14,210     2
Real estate-commercial       268,417     19      238,864    19      204,853    17      121,578    12      114,935    11
Real estate-residential      587,734     41      511,889    41      484,218    40      405,078    39      403,652    40
Loans to individuals         332,167     23      279,357    23      259,419    22      212,323    20      215,448    21
Net leases                    30,498      2       26,617     2       23,521     2       19,121     2       19,737     2
  Gross loans and
   leases                  1,422,320    100%   1,248,934   100%   1,205,201   100%   1,047,595   100%   1,009,906   100%
Unearned income              (44,526)            (37,825)           (39,707)           (38,000)           (36,979)
  Total loans, and leases
   net of unearned income $1,377,794          $1,211,109         $1,165,494         $1,009,595         $  972,927

An additional source of liquidity are certain marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of December 31, 1994, securities available for sale had an amortized cost of $468.9 million and a market value of $443.2 million. Gross unrealized gains were $200 thousand and gross unrealized losses were $25.9 million. The decline in the market values reflects the steep interest rate rise during 1994 which has affected the entire bond market of which some analysts are calling the worst bond market in history. This market depreciation is not of major concern since the Corporation does not anticipate a need to liquidate the investments until maturity. Below is a schedule of the maturity distribution of securities held to maturity and securities available for sale at December 31, 1994.

                                                   Maturity Distribution of Securities Held to Maturity
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other        Book      Average
                                            and Corporations         Subdivisions     Securities      Value      Yield*
Within 1 year                                   $  2,255                $13,552        $ 1,821      $ 17,628     6.85%
After 1 but within 5 years                       111,281                 15,853         11,526       138,660     5.78
After 5 but within 10 years                       72,752                 37,017          1,321       111,090     6.32
After 10 years                                    99,725                  3,236            159       103,120     5.93
     Total                                      $286,013                $69,658        $14,827      $370,498     6.04%

                                              Maturity Distribution of Securities Available for Sale
                                                               At Amortized Cost
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $ 21,399                $   128        $ 5,635      $ 27,162     5.26%
After 1 but within 5 years                       160,815                    -0-          2,481       163,296     5.12
After 5 but within 10 years                       91,429                    -0-          4,025        95,454     5.80
After 10 years                                   169,707                    -0-         13,257       182,964     6.31
     Total                                      $443,350                $   128        $25,398      $468,876     5.73%

*Yields are calculated on a tax-equivalent basis

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 1994 and 1993 (Dollar Amounts in Thousands):

                                                      1994
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  423,116    $ 95,292       $182,799      $  701,207
Investments                              20,298      24,414         55,647         100,359
Other interest-earning assets            92,845       6,696          6,707         106,248
     Total interest-sensitive
       assets                           536,259     126,402        245,153         907,814

Certificates of deposit                 166,557     114,482        125,588         406,627
Other deposits                          687,882         -0-            -0-         687,882
Short-term borrowings                   174,728      16,554          4,074         195,356

     Total interest-sensitive
       liabilities                    1,029,167     131,036        129,662       1,289,865
     Gap                             $ (492,908)   $ (4,634)      $115,491      $ (382,051)

ISA/ISL                                   0.52        0.96           1.89            0.70
Gap/Total assets                         21.11%       0.20%          4.95%          16.36%

                                                            1993
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days

Loans                                $  419,308    $ 90,940       $156,029      $  666,277
Investments                             188,531      52,148         75,969         316,648
Other interest-earning assets             3,607         198            297           4,102
     Total interest-sensitive
       assets                           611,446     143,286        232,295         987,027

Certificates of deposit                 183,780     140,082        144,903         468,765
Other deposits                          584,845       7,865          9,963         602,673
Short-term borrowings                   160,205       9,578          3,707         173,490
     Total interest-sensitive
       liabilities                      928,830     157,525        158,573       1,244,928
     Gap                             $ (317,384)   $(14,239)      $ 73,722      $ (257,901)

ISA/ISL                                   0.66        0.91           1.46            0.79
Gap/Total assets                         14.09%       0.63%          3.27%          11.45%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Final loan maturities and rate sensitivity of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 1994 were as follows (Dollar Amounts in Thousands):

                               Within One   One to     After
                                  Year      5 Years   5 Years   Total

Commercial and industrial       $ 71,664   $ 45,667  $ 30,691  $148,022
Financial institutions               -0-         80       -0-        80
Real estate-construction          16,083      4,887     2,161    23,131
Real estate-commercial            33,022     98,469   136,926   268,417
Other                              7,951      9,650    14,409    32,010
      Totals                    $128,720   $158,753  $184,187  $471,660

Loans at fixed interest rates                94,107    80,906
Loans at variable interest rates             64,646   103,281
      Totals                               $158,753  $184,187

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

The analysis at December 31, 1994, indicated that a 300 basis point movement in interest rates in either direction would not have a significant impact on the Corporation's anticipated net interest income over the next twelve months.

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

The Corporation's written lending policy requires certain underwriting standards to be met prior to funding any loan, including requirements for credit analysis, collateral value coverage, documentation, and terms. The principal factor used to determine potential borrowers' creditworthiness is business cash flows or consumer income available to service debt payments. Secondary sources of repayment, including collateral or guarantees, are frequently obtained. The Corporation's subsidiary banks generally lend within the market served by the bank.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The lending policy provides limits for individual and bank committees lending authorities. In addition to the bank loan approval process, requests for borrowing relationships which will exceed one million dollars must also be approved by the Corporation's Credit Committee. This Committee consists of a minimum of three members of the Corporation's board of directors.

Commercial and industrial loans are generally granted to small and middle market customers for operating, expansion or asset acquisition purposes. Operating cash flows of the business enterprise are identified as the principal source of repayment, with business assets held as collateral. Collateral margins and loan terms are based upon the purpose and structure of the transaction as set forth in loan policy.

Commercial real estate loans are granted for the acquisition or improvement of real property. Generally, commercial real estate loans do not exceed 75% of the appraised value of property pledged to secure the transaction. Repayment of such loans are expected from the operations of the subject real estate and are carefully analyzed prior to approval.

Real estate construction loans are granted for the purposes of constructing improvements to real property, both commercial and residential. On-site inspections are conducted by qualified individuals prior to periodic permanent project financing, which is generally committed prior to the commencement of construction financing.

Real estate loans secured by 1-4 family residential housing properties are granted subject to statutory limits in effect for each bank regarding the maximum percentage of appraised value of the mortgaged property.
Residential loan terms are normally established in compliance with secondary market requirements. Residential mortgage portfolio interest rate risk is controlled by secondary market sales, variable interest rate loans and balloon maturities.

Loans to individuals represent financing extended to consumers for personal or household purposes, including automobile financing, education, home improvement, and personal expenditures. These loans are granted in the form of installment, credit card, or revolving credit transactions. Consumer creditworthiness is evaluated on the basis of ability to repay, stability of income sources, and past credit history.

Since all identified losses are immediately charged off, no portion of the reserve is restricted to any individual credit or groups of credits, and the entire reserve is available to absorb any and all credit losses. However, for analytical purposes, the following table sets forth an allocation of the reserve for possible loan losses at December 31 according to the categories indicated:

                                          Allocation of the Reserve for Possible Loan Losses
                                                    (Dollar Amounts in Thousands)
                                           1994       1993       1992      1991       1990
Commercial, industrial, financial,
  agricultural and other                 $ 2,443    $ 2,541    $ 5,488   $ 4,579    $ 2,424
Real estate-construction                     215        146         98       124         71
Real estate-commercial                     3,328      3,389      1,750     1,405      1,293
Real estate-residential                    4,532      4,151      3,186     1,481      1,559
Loans to individuals                       2,417      1,978      1,991     1,343      1,893
Lease financing receivables                  243        552        182       139        129
Unallocated                                4,159      3,726      3,133     1,610      1,908
    Total                                $17,337    $16,483    $15,828   $10,681     $9,277
Reserve as percentage
  of average total loans                   1.35%      1.39%      1.45%     1.09%      0.97%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Other than those described below, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. The following table identifies nonperforming loans at December 31. A loan is placed in a nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

                                                Nonperforming Assets and Effect on Interest
                                                          Income Due to Nonaccrual
                                                       (Dollar Amounts in Thousands)

                                               1994        1993       1992       1991       1990
Loans on nonaccrual basis                    $ 9,575     $ 9,672    $ 9,328    $ 6,089    $ 5,691
Past due loans                                 6,936       9,106      7,578      6,266      3,926
Renegotiated loans                               733       1,413      1,229      1,086      3,185
   Total nonperforming loans                 $17,244     $20,191    $18,135    $13,441    $12,802

Nonperforming loans as a percentage of
  total loans                                  1.25%       1.67%      1.56%      1.33%      1.32%

Reserve as percentage of nonperforming
  loans                                      100.54%      81.64%     87.28%     79.47%     72.47%

Other real estate owned                      $ 2,269      $5,590     $4,894     $2,599     $1,471

Gross income that would have been
  recorded at original rates                 $ 1,085     $   929    $ 1,080    $   579    $   711

Interest that was reflected in income            164         204        139         41        166

Net reduction to interest income due to
   nonaccrual                                $   921     $   725    $   941    $   538    $   545

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

Although the ratio of the reserve for possible loan losses as a percentage of nonperforming loans is lower than the Corporation's peers, other factors should be considered such as historical loan losses and nonperforming loan levels. These were favorable when compared to peer group levels over the past five years. Management believes that the reserve for possible loan losses and nonperforming loans remained safely within acceptable levels during 1994.

In May 1993, the Financial Accounting Standards Board issued Statement
No. 114 "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114") which was amended in October 1994 by Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("FAS No. 118") which addresses the disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, FAS No. 118 requires the disclosure of how the creditor recognizes interest income related to these impaired loans. The Corporation is required to adopt FAS No. 114 as amended by FAS No. 118 in its fiscal year beginning January 1, 1995. While management has not definitely concluded as to the effect of implementation, it is not expected to have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Capital Resources

Equity capital decreased $3.8 million in 1994. Dividends declared decreased equity by $13.3 million. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of additional advances, decreased equity capital by $747 thousand. The market value adjustment to securities available for sale deducted $18.4 million from capital while the tax benefit of dividends paid to the ESOP increased equity by $81 thousand and amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $212 thousand.

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

The table below presents the Corporation's capital position at December 31,
1994:
                                                       Percent
                                          Amount     of Adjusted
                                     (in thousands)     Assets

Tier I  Capital                         $226,799        17.1
Risk-Based Requirement                    53,166         4.0

Total Capital                            243,758        18.3
Risk-Based Requirement                   106,331         8.0

Minimum Leverage Capital                 226,799         9.8
Minimum Leverage Requirement              92,410         4.0


Inflation and Changing Prices

Management is aware of the impact inflation has on interest rates and therefore the impact it can have on a bank's performance. The ability of a financial institution to cope with inflation can only be determined by analysis and monitoring of its asset and liability structure. The Corporation monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance. However, it must be remembered that the asset and liability structure of a financial institution is substantially different from an industrial corporation in that virtually

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Inflation and Changing Prices (Continued)

all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in general price levels. Examples of monetary items include cash, loans and deposits. Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes. Examples of nonmonetary items are premises and equipment.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollar Amounts in Thousands)

                                                     December 31,
                                                  1994           1993

Assets
  Cash and due from banks on demand...........$   66,055     $   55,767
  Interest-bearing deposits with banks........    13,686         20,534
  Federal funds sold..........................       -0-          1,600
  Securities available for sale...............   443,189        465,224
  Securities held to maturity, market value
    $348,074 in 1994 and $450,451 in 1993.....   370,498        443,942

  Loans....................................... 1,422,320      1,248,934
    Unearned income...........................   (44,526)       (37,825)
    Reserve for possible loan losses..........   (17,337)       (16,483)
         Net loans............................ 1,360,457      1,194,626

  Property and equipment......................    29,196         27,000
  Other real estate owned.....................     2,269          5,590
  Other assets................................    49,571         38,553
         Total assets.........................$2,334,921     $2,252,836

Liabilities
  Deposits (All Domestic):
    Noninterest-bearing.......................$  199,172     $  181,024
    Interest-bearing.......................... 1,681,888      1,641,061
         Total deposits....................... 1,881,060      1,822,085

  Short-term borrowings.......................   201,706        176,184
  Other liabilities...........................    19,424         18,294
  Long-term debt..............................     7,596          7,363
         Total liabilities.................... 2,109,786      2,023,926

Shareholders' Equity
  Preferred stock, $1 par value per
    share, 3,000,000 shares authorized
    and unissued..............................       -0-            -0-
  Common stock, $1 par value per share,
    100,000,000 shares authorized, 22,436,628
    shares issued and 22,430,728 outstanding
    in 1994; 22,516,705 shares issued and
    22,418,497 shares outstanding in 1993......   22,437         22,517
  Additional paid-in capital..................    77,964         79,094
  Retained earnings...........................   146,814        131,380
  Unrealized gain (loss) on securities
    available for sale, net of taxes..........   (16,802)         1,584
  Treasury Stock (5,900 and 98,208 shares at
    December 31, 1994 and 1993, respectively
    at cost)..................................       (82)        (1,216)
  Unearned ESOP shares........................    (5,196)        (4,449)
         Total shareholders' equity...........   225,135        228,910
               Total liabilities and
                shareholders' equity..........$2,334,921     $2,252,836

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
(Dollar Amounts in Thousands, except per share data)

                                                      Years Ended December 31,

                                                1994             1993             1992
INTEREST INCOME
  Interest and fees on loans................  $110,213         $105,459         $105,663
  Interest and dividends on investments:
    Taxable interest........................    44,187           44,068           41,462
    Interest exempt from Federal
      income taxes..........................     3,430            3,068            4,171
    Dividends...............................     1,028              852              513
  Interest on Federal funds sold............       186              268              795
  Interest on bank deposits.................       600            1,275            3,002

      Total interest income.................   159,644          154,990          155,606

INTEREST EXPENSE
  Interest on deposits.....................     61,185           63,067           71,087
  Interest on short-term borrowings........      7,394            3,641            1,753
  Interest on long-term debt...............        523              456              455

      Total interest expense...............     69,102           67,164           73,295

Net interest income........................     90,542           87,826           82,311
  Provision for possible loan losses.......      2,896            2,920            3,744

Net interest income after provision for
  possible loan losses.....................     87,646           84,906           78,567

OTHER INCOME
  Net securities gains.....................      5,536            3,528              955
  Trust income.............................      2,226            2,332            2,105
  Service charges on deposit accounts......      5,382            5,208            4,766
  Other income.............................      3,027            3,420            2,491

      Total other income...................     16,171           14,488           10,317

OTHER EXPENSES
  Salaries and employee benefits...........     30,035           29,369           26,214
  Net occupancy expense....................      4,238            4,165            3,755
  Furniture and equipment expense..........      3,859            4,085            3,579
  FDIC expense.............................      4,151            4,051            3,787
  Other operating expenses.................     18,572           17,735           17,622

      Total other expenses.................     60,855           59,405           54,957

Income before taxes and cumulative
  effect of change in accounting
  method...................................     42,962           39,989           33,927
    Applicable income taxes................     14,226           12,444            9,393

Net income before cumulative effect
  of change in accounting method...........     28,736           27,545           24,534
Cumulative effect of change in
   accounting method.......................        -0-              865              -0-

Net income.................................    $28,736          $28,410          $24,534

Average Shares Outstanding.................  22,432,062       22,416,360       21,983,845

Per share data:
  Net income before cumulative effect
    of change in accounting method.........      $1.28            $1.23            $1.12
  Cumulative effect of change in
    accounting method......................       0.00             0.04             0.00
  Net income...............................      $1.28            $1.27            $1.12

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

                                                                        Years Ended December 31,
                                                                1994             1993             1992
Operating Activities
  Net income............................................       $28,736          $28,410          $24,534
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for possible loan losses.................         2,896            2,920            3,744
     Depreciation and amortization......................         5,126            5,086            3,906
     Net gains on sales of assets.......................        (5,555)          (4,050)            (549)
     Decrease (increase) in interest receivable.........        (1,123)              (2)           2,527
     Increase (decrease) in interest payable............           631             (986)          (2,640)
     Increase (decrease) in income taxes payable........           135              945             (669)
     Change in deferred taxes...........................           849           (1,181)            (226)
     Other - net........................................        (3,917)            (697)          (3,370)

        Net cash provided by operating activities.......        27,778           30,445           27,257

Investing Activities
  Transactions with securities held to maturity:
     Sales..............................................         7,476           99,479           19,280
     Maturities and redemptions.........................       104,915          341,171          175,873
     Purchases of investment securities.................       (70,246)        (640,777)        (290,820)
  Transactions with securities available for sale:
     Sales..............................................        51,427              -0-              -0-
     Maturities and redemptions.........................        73,296              -0-              -0-
     Purchases of investment securities.................       (94,197)             -0-              -0-
  Proceeds from sales of loans and other assets.........        13,488           20,406           17,866
  Acquisition of affiliate, net of cash received........           -0-              -0-            2,350
  Net decrease in time deposits with banks..............         6,848           34,653           27,896
  Net increase in loans.................................      (178,299)         (66,864)         (15,392)
  Purchases of premises and equipment...................        (5,578)          (4,099)          (4,596)
        Net cash used by investing activities...........       (90,870)        (216,031)         (67,543)

Financing Activities
  Proceeds from issuance of long-term debt..............           -0-              202            2,500
  Repayments of long-term debt..........................          (515)            (505)            (179)
  Tax benefit of ESOP dividend..........................            81               84              119
  Discount on dividend reinvestment plan purchases......          (212)            (159)            (124)
  Dividends paid........................................       (10,878)          (8,571)          (7,191)
  Dividends paid by pooled subsidiaries prior to merger.        (1,328)          (2,351)          (1,158)
  Proceeds of issuance of stock by pooled company.......           -0-              -0-           13,672
  Acquisition of treasury stock.........................           (82)            (973)            (447)
  Reissuance of treasury stock by pooled company........           113              113              -0-
  Net increase in deposits..............................        59,079           33,940           69,789
  Net increase (decrease) in Federal funds purchased....        20,220           45,955          (10,550)
  Net increase in other short-term borrowings...........         5,302           74,355           18,680

        Net cash provided by financing activities.......        71,780          142,090           85,111

        Net increase (decrease) in cash and cash
          equivalents...................................         8,688          (43,496)          44,825

Cash and cash equivalents at January 1..................        57,367          100,863           56,038

Cash and cash equivalents at December 31................       $66,055         $ 57,367         $100,863

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)

                                                                           Unrealized
                                                                           Gain (Loss)
                                                                               on
                                                     Additional            Securities    Unearned                  Total
                                            Common    Paid-in    Retained   Available      ESOP      Treasury  Shareholders'
                                             Stock    Capital    Earnings   For Sale      Shares      Stock        Equity
Balance at December 31, 1991...........     $20,899   $64,011    $100,119   $   (418)    $(5,627)    $   -0-     $178,984
 Net income............................         -0-       -0-      24,534        -0-         -0-         -0-       24,534
 Cash dividends declared...............         -0-       -0-      (9,003)       -0-         -0-         -0-       (9,003)
 Cash dividends declared by pooled
  subsidiaries prior to merger.........         -0-       -0-      (1,492)       -0-         -0-         -0-       (1,492)
 Decrease in unrealized loss on
  equity securities....................         -0-       -0-         -0-        418         -0-         -0-          418
 Tax benefit on ESOP dividends.........         -0-       -0-         119        -0-         -0-         -0-          119
 Decrease in unearned ESOP shares......         -0-       -0-         -0-        -0-         714         -0-          714
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (124)        -0-        -0-         -0-         -0-         (124)
 Treasury stock acquired by pooled
  subsidiary...........................         -0-       -0-         -0-        -0-         -0-        (447)        (447)
 Stock issued to acquire subsidiary....       1,618    15,366         -0-        -0-         -0-         -0-       16,984

Balance at December 31, 1992...........      22,517    79,253     114,277        -0-      (4,913)       (447)     210,687

 Net income............................         -0-       -0-      28,410        -0-         -0-         -0-       28,410
 Cash dividends declared...............         -0-       -0-      (8,944)       -0-         -0-         -0-       (8,944)
 Cash dividends declared by pooled
  subsidiaries prior to merger.........         -0-       -0-      (2,356)       -0-         -0-         -0-       (2,356)
 Increase in unrealized gain on
  securities available for sale, net
  of tax effect........................         -0-       -0-         -0-      1,584         -0-         -0-        1,584
 Tax benefit on ESOP dividends.........         -0-       -0-          84        -0-         -0-         -0-           84
 Decrease in unearned ESOP shares......         -0-       -0-         -0-        -0-         464         -0-          464
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (159)        -0-        -0-         -0-         -0-         (159)
 Treasury stock acquired by pooled
  subsidiary...........................         -0-       -0-         -0-        -0-         -0-        (973)        (973)
 Treasury stock reissued by pooled
  subsidiary...........................         -0-       -0-         (91)       -0-         -0-         204          113

Balance at December 31, 1993...........      22,517    79,094     131,380      1,584      (4,449)     (1,216)     228,910

 Net income............................         -0-       -0-      28,736        -0-         -0-         -0-       28,736
 Cash dividends declared...............         -0-       -0-     (11,950)       -0-         -0-         -0-      (11,950)
 Cash dividends declared by pooled
  subsidiaries prior to merger.........         -0-       -0-      (1,328)       -0-         -0-         -0-       (1,328)
 Change in market value of securities
  available for sale, net of tax
   effect..............................         -0-       -0-         -0-    (18,386)        -0-         -0-      (18,386)
 Tax benefit on ESOP dividends.........         -0-       -0-          81        -0-         -0-         -0-           81
 Increase in unearned ESOP shares......         -0-       -0-         -0-        -0-        (747)        -0-         (747)
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (212)        -0-        -0-         -0-         -0-         (212)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-         (82)         (82)
 Treasury stock reissued by pooled
  subsidiary...........................         -0-       -0-        (105)       -0-         -0-         218          113
 Treasury stock cancelled in merger....         (80)     (918)        -0-        -0-         -0-         998           -0-

Balance at December 31, 1994...........     $22,437   $77,964    $146,814   $(16,802)    $(5,196)    $   (82)    $225,135

The accompanying notes are an integral part of these consolidated financial statements.

28

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992

NOTE 1--Statement of Accounting Policies

General

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation (the "Corporation") and its subsidiaries contained in this report. Such policies conform to generally accepted accounting principles and to general practice for financial institutions.

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

Securities

Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

The Corporation had securities classified as either held-to-maturity or available-for-sale. The Corporation does not engage in trading activities. Net gain or loss on the sale of securities was determined by using the specific identification method.

Prior to the implementation of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS No. 115"), effective December 31, 1993, investment securities were stated at cost adjusted for amortization of premium and accretion of discount. Marketable equity securities were carried at the lower of aggregate cost or market value.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Loans (Continued)

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

Other Real Estate Owned

Real estate, other than bank premises, is recorded at the lower of cost or fair value less selling costs at the time of acquisition. Expenses related to holding the property, net of rental income, are generally charged against earnings in the current period. Other real estate also includes properties that have in substance been foreclosed. At December 31, 1994 and 1993 these properties did not represent a significant amount.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Cash Flow Statement

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

Supplemental Disclosures

Cash paid during the year for:


                             1994            1993            1992

Interest                   $68,576         $68,379         $76,062
Income taxes               $13,234         $11,334         $10,402

Noncash Investing and Financing Activities

The Corporation borrowed $1,730 in 1994 and $250 in 1993 and concurrently loaned these amounts to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on identical terms. The loan has been recorded as long-term debt on the Corporation's books and the offset was recorded as a reduction in common shareholders' equity. Loan payments in the amount of $983 in 1994 and $714 in each of the two years ending in 1993 were made by the ESOP thereby reducing the outstanding amount related to unearned ESOP shares to $5,196 at December 31, 1994.

Earnings Per Common Share

Earnings per share have been calculated on the weighted average number of common shares outstanding during each year, restated to reflect poolings of interests. Additionally, average number of shares has been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994.

NOTE 2--Business Combination

Effective September 29, 1994 the Corporation acquired all of the outstanding common shares of Reliable Financial Corporation ("Reliable"), a savings and loan holding company headquartered in Bridgeville, Pennsylvania. Each of the 1,410,194 outstanding shares were exchanged for 1.6 shares of the Corporation's common stock. Effective September 27, 1994 the Corporation acquired all of the outstanding common shares of United National Bancorporation ("United"), a bank holding company headquartered in Chambersburg, Pennsylvania. Each of the 769,147 outstanding shares were exchanged for two shares of the Corporation's common stock. The mergers were accounted for as poolings of interests, and accordingly, all financial statements were restated as though the mergers had occurred at the beginning of the earliest period presented.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 2--Business Combination (Continued)

The following table reconciles net interest income and net income as previously reported and as restated for the mergers. Results of the six month period ended June 30, 1994 were unaudited.

                                                 Six Months
                                               Ended June 30,    Years Ended December 31,
                                                   1994            1993           1992
Net interest income as previously reported:
  Corporation                                     $37,016         $73,725        $69,334
  United                                            3,858           7,878          6,769
  Reliable                                          2,968           6,223          6,208
Net interest income as restated                   $43,842         $87,826        $82,311

Net income as previously reported:
  Corporation                                     $10,706         $23,190        $20,588
  United                                              736           1,820          1,418
  Reliable                                          1,557           3,400          2,528
Net income as restated                            $12,999         $28,410        $24,534

Effective December 31, 1993 the Corporation acquired all of the outstanding common shares of Peoples Bank of Western Pennsylvania, a state chartered bank headquartered in New Castle, Pennsylvania. Each of the 375,000 outstanding shares of common stock were exchanged for two shares of the Corporation's common stock. The merger was accounted for as a pooling of interests, and accordingly, all financial statements were restated as though the merger had occurred at the beginning of the earliest period presented.

Effective April 30, 1992, the Corporation acquired all of the outstanding common shares of Central Bank ("Central"), a state chartered bank headquartered in Hollidaysburg, Pennsylvania, for 808,765 shares of the Corporation's common stock and $3,950 in cash. The acquisition was accounted for as a purchase transaction, whereby the identifiable tangible and intangible assets and liabilities of Central have been recorded at their fair values at the acquisition date. Goodwill of $4,858 and core deposit intangibles of $2,873 acquired in the transaction are being amortized on a straight-line basis over respective periods of fifteen and ten years. Under the purchase method of accounting, the results of operations of Central from the date of acquisition were included in the financial statements.

NOTE 3--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction
accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained
in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. The subsidiary banks maintained with the Federal Reserve Bank average balances of $6,359 during 1994 and $4,485 during 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 1994 and 1993:

                                                      1994                                       1993

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities       $116,618    $  31    $ (5,094)   $111,555   $103,253   $  862    $  (125)   $103,990

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities    265,365      123     (16,581)    248,907    285,854    2,507       (978)    287,383

  Other                          61,367       40      (3,398)     58,009     49,726      323       (133)     49,916

Obligations of States and
  Political Subdivisions            128      -0-         -0-         128         97      -0-        -0-          97

Corporate Securities              3,228        5         (15)      3,218      4,688       50        -0-       4,738

Other Mortgage Backed
  Securities                      7,348        1         (60)      7,289      6,327       25        (9)       6,343
     Total Debt Securities      454,054      200     (25,148)    429,106    449,945    3,767    (1,245)     452,467

Equities                         14,822      -0-        (739)     14,083     12,841      -0-       (84)      12,757


     Total Securities
       Available for Sale      $468,876     $200    $(25,887)   $443,189   $462,786   $3,767   $(1,329)    $465,224

Mortgage backed securities include mortgage backed obligations of the U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from 1.5 to 32 years and have an anticipated average life to maturity ranging from less than one year to 20 years.

The amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                       Estimated
                                        Amortized         Fair
                                          Cost           Value

Due within 1 year                       $ 21,780       $ 21,473
Due after 1 but within 5 years           148,687        141,034
Due after 5 but within 10 years           10,375          9,915
Due after 10 years                           499            488
                                         181,341        172,910
Mortgage backed securities               272,713        256,196
     Total debt securities              $454,054       $429,106

Proceeds from the sales of securities available for sale were $51,427 during 1994. Gross gains of $5,610 and gross losses of $90 were realized on those sales.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 5--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31:

                                                          1994                                       1993

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities       $  4,934     $-0-     $    (41)  $  4,893  $ 13,135   $   50    $   -0-     $ 13,185

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities    181,032       36      (13,206)   167,862   226,794      994       (805)     226,983

  Other                         100,047       19       (6,056)    94,010   101,927      668       (146)     102,449

Obligations of States and
  Political Subdivisions         69,658      368       (3,231)    66,795    76,831    1,706       (348)      78,189

Debt Securities Issued By
  Foreign Governments               743      -0-           (4)       739       995       23        -0-        1,018

Corporate Securities              6,277        8         (128)     6,157    12,021      476        (74)      12,423

Other Mortgage Backed
  Securities                      7,807      -0-         (189)     7,618     9,791      169        -0-        9,960
     Total Debt Securities     $370,498     $431     $(22,855)  $348,074  $441,494   $4,086    $(1,373)    $444,207

Mortgage backed securities include mortgage backed obligations of the U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from 1.5 to 32 years and have an anticipated average life to maturity ranging from less than one year to 20 years.

The amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                       Estimated
                                        Amortized       Market
                                          Cost           Value

Due within 1 year                       $ 17,628       $ 17,560
Due after 1 but within 5 years           120,891        114,574
Due after 5 but within 10 years           39,899         37,394
Due after 10 years                         3,241          3,067
                                         181,659        172,595
Mortgage backed securities               188,839        175,479
     Total debt securities              $370,498       $348,074

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 5--Securities Held to Maturity (Continued)

Proceeds from the sales of securities held to maturity were $7,476 in 1994. Gross gains of $42 and gross losses of $26 were recognized during 1994.
Most of these securities were called and sold within three months of the call date. One security was sold because of a significant deterioration of the issuer's creditworthiness. Proceeds from the sale of securities held to maturity were $99,479 and $19,280 during 1993 and 1992, respectively. Gross gains of $3,545 and $1,099 and gross losses of $17 and $144 were realized on those sales during 1993 and 1992, respectively.

At December 31, 1993 securities held to maturity included marketable equity securities with a cost basis of $970 and an unrealized gain of $3,796 along with nonmarketable equity securities in the amount of $1,478. Nonmarketable equity securities were primarily Federal Home Loan Bank stock and Federal Reserve Bank stock. These equities had not been classified as securities available for sale since they were holdings of Reliable and United prior to the merger and neither entity had implemented FAS No. 115 until after December 31, 1993.

Securities held to maturity and available for sale with a book value of $336,273 and $263,809 were pledged at December 31, 1994 and 1993, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 6--Loans (all domestic)

Loans at year end were divided among these general categories:


                                                December 31,
                                            1994           1993

Commercial, financial,
  agricultural and other                 $  180,373     $  179,227
Real estate loans:
     Construction and land
       development                           23,131         12,980
     1-4 Family dwellings                   587,734        511,889
     Other real estate loans                268,417        238,864
Loans to individuals for household,
  family and other personal
  expenditures                              332,167        279,357
Leases, net of unearned income               30,498         26,617
          Subtotal                        1,422,320      1,248,934
Unearned income                             (44,526)       (37,825)
          Total loans and leases         $1,377,794     $1,211,109


Most of the Corporation's business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 1994 and 1993, there were no significant concentrations of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 7--Reserve for Possible Loan Losses

Description of changes:


                                        1994       1993      1992

Reserve balance at January 1          $16,483    $15,828    $10,681

Additions:
     Recoveries of previously
       charged off loans                1,134      1,588      1,151
     Provision charged to operating
       expense                          2,896      2,920      3,744
     From acquisition                     -0-        -0-      4,501
Deductions:
     Loans charged off                  3,176      3,853      4,249
Reserve balance at December 31        $17,337    $16,483    $15,828

In May 1993, the Financial Accounting Standards Board issued Statement
No. 114 "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114") which was amended in October 1994 by Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("FAS No. 118") which addresses the disclosure of certain loans where it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, FAS No. 118 requires the disclosure of how the creditor recognizes interest income related to these impaired loans. The Corporation is required to adopt FAS No. 114, as amended by FAS No. 118, in its fiscal year beginning January 1, 1995. While management has not definitely concluded as to the effect of implementation, it is not expected to have a material impact on the Corporation's financial condition nor results of operations.

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

As of December 31, 1994 the Corporation does not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 8--Financial Instruments with Off-Balance-Sheet Risk (Continued)

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the notional amount of those instruments at December 31, 1994 and 1993.

                                                1994         1993

Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit               $212,751     $191,184
   Standby letters of credit                  $ 18,505     $ 18,398
   Commercial letters of credit               $     65     $     65

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

NOTE 9--Premises and Equipment

Premises and equipment are described as follows:


                                             1994            1993

Land                                       $ 4,453        $ 4,155
Buildings and improvements                  28,818         26,013
Leasehold improvements                       4,429          4,341
Furniture and equipment                     24,988         23,677
          Subtotal                          62,688         58,186
Less accumulated depreciation and
  amortization                              33,492         31,186

          Total premises and
            equipment                      $29,196        $27,000

Depreciation and amortization related to premises and equipment was $3,499 in 1994, $3,393 and $2,996, in 1993 and 1992, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 10--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:


                                        1994         1993

NOW and Super NOW accounts           $  223,915   $  225,610
Savings and MMDA accounts               463,906      495,591
Time deposits                           994,067      919,860
   Total interest-bearing deposits   $1,681,888   $1,641,061

Included in time deposits at December 31 were certificates of deposit in denominations of $100 or more maturing as follows:


                                       1994         1993

3 months or less                     $ 37,968     $ 21,229
3 to 6 months                          10,191       16,078
6 to 12 months                         17,885       17,996
Over 12 months                         61,841       48,645
    Total                            $127,885     $103,948

Interest expense related to $100 or greater certificates of deposit amounted to $6,148 in 1994, $5,750 in 1993, and $7,842 in 1992.

NOTE 11--Short-term Borrowings

Short-term borrowings at December 31 were as follows:


                                 1994                         1993
                      Ending   Average  Average    Ending   Average  Average
                      Balance  Balance    Rate     Balance  Balance    Rate

Federal funds
  purchased          $ 66,175 $ 54,222   4.39%     $ 46,155 $ 23,085  3.10%
Borrowings from
  FHLB                 66,944   57,488   4.60        62,276   22,674  3.32
Securities sold
  under agreements
  to repurchase        61,564   49,359   4.18        48,185   45,428  4.22
Treasury, tax and
  loan note option      7,023    7,860   3.88        19,568    8,756  2.91

          Total      $201,706 $168,929   4.38%     $176,184  $99,943  3.64%

Maximum total at
 any month-end       $201,706                      $176,184

38

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands, except per share data)

NOTE 11--Short-term Borrowings (Continued)

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

                                            1994    1993    1992

Federal funds purchased                    $2,381  $  715  $  169
Borrowings from FHLB                        2,646     753     -0-
Securities sold under agreements to
  repurchase                                2,062   1,918   1,231
Treasury, tax and loan note option            305     255     353
          Total interest on
            short-term borrowings          $7,394  $3,641  $1,753

NOTE 12--Long-Term Debt

Long-term debt at December 31, 1994 follows:

                                              Amount         Rate

Bank subordinated notes due September, 1997   $  716        8.38%
ESOP loan due September, 1997                  1,964     80% of Prime
Bank loan due December, 1997                   1,500        Prime
ESOP loan due March, 2001                      2,232        Prime
ESOP loan due March, 2004                      1,000        Prime
Mortgage note due October, 2003                  184        6.26%

        Total long-term debt                  $7,596

All subordinated notes are unsecured and equally subordinated in right of payment to depositors and other creditors. The notes are redeemable at 102% of principal until maturity, at the bank's option. The subordinated notes do not provide for sinking fund obligations. Scheduled loan payments and subordinated note maturities are summarized below:

                  1995    1996    1997    1998    1999  Thereafter

Loan payments    $1,588  $1,589  $1,518   $520    $521    $1,144
Note maturities     -0-     -0-     716    -0-     -0-       -0-

     Total       $1,588  $1,589  $2,234   $520    $521    $1,144

NOTE 13--Common Share Commitments

At December 31, 1994 the Corporation had 100,000,000 common shares authorized and 22,430,728 shares outstanding after reflecting the two-for-one stock split effected in the form of a 100% stock dividend declared January 18, 1994 and poolings of interests which occurred during 1994. Outstanding shares were also reduced by treasury stock acquired. The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in
NOTE 15.

Treasury stock was acquired and consists of 5,900 of the Corporation's shares at December 31, 1994. The Corporation purchased these shares at an average price per share of $13.88. The Corporation intends to continue to acquire treasury shares, so long as favorable market conditions exist, until a total of 117,422 shares has been acquired. These treasury shares are expected to be reissued upon exercise of various stock option plans assumed by the Corporation in the merger transactions with Reliable and United.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 14--Income Taxes

As discussed in NOTE 1, effective January 1, 1993 the Corporation adopted FAS No. 109. As permitted under FAS No. 109, prior years' financial statements have not been restated. The adoption of this statement resulted in a cumulative benefit of $865 in 1993. This benefit was primarily due to lower tax rates in the year that FAS No. 109 was adopted compared to the tax rates in the prior years when the timing differences were recognized.

The income tax provision consists of:


                                       1994      1993      1992

Current tax provision for income
  exclusive of securities
  transactions:
    Federal                           $10,599  $11,228    $8,994
    State                                 455      224       259
Securities transactions                 2,323    1,308       344
       Total current tax
              provision                13,377   12,760     9,597

Deferred tax provision (credit)           849     (316)     (204)
       Total tax provision            $14,226  $12,444    $9,393

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 1994 and 1993 were as follows:

                                        1994         1993

Deferred tax assets:
  Reserve for possible loan losses     $ 4,909     $ 4,521
  Alternative minimum tax
    carryforward                           591       1,181
  Unrealized loss on securities
    available for sale                   9,047         -0-
  Other                                    352         362

Deferred tax liabilities:
  Accumulated accretion
    of bond discount                      (277)       (278)
  Unrealized gain on securities
    available for sale                     -0-        (851)
  Lease financing deduction             (3,429)     (2,354)
  Loan origination fees and costs         (154)       (572)
  Accumulated depreciation                (397)       (303)
  Basis difference in assets acquired   (2,065)     (2,191)
  Other                                   (167)       (154)

Net deferred tax asset (liability)     $ 8,410     $  (639)

Management does not feel a need to establish a valuation allowance against the deferred tax asset because of the Corporation's ability to recover these future deductions through carrybacks.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 14--Income Taxes (Continued)

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes. The differences are as follows:

                                  1994            1993            1992

                                  % of            % of            % of
                                  Pretax          Pretax          Pretax
                          Amount  Income  Amount  Income  Amount  Income
Tax at statutory rate     $15,037  35.0   $13,997  35.0   $11,535  34.0
Increase (decrease)
  resulting from:
    Effect of
       nontaxable
       interest           (1,643)  (3.8)   (1,922) (4.8)   (2,472) (7.3)
    Merger expenses          590    1.4        59   0.1       -0-   -0-
    State income taxes       566    1.3       204   0.5       230   0.7
    Other                   (324)  (0.8)      106   0.3       100   0.3
        Total tax
          provision      $14,226   33.1   $12,444  31.1   $ 9,393  27.7

The Corporation has not recognized a deferred tax liability for differences resulting from the bad debt reserve for tax purposes prior to December 31, 1987 of Reliable, its savings bank subsidiary. Should amounts previously claimed as bad debt deductions for Reliable be used for any purpose other than to absorb bad debts or if the separate savings bank subsidiary is eliminated (which is not currently anticipated), a tax liability of approximately $1,369 would be incurred, using tax rates in effect as of December 31, 1994.

NOTE 15--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP"). Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired 110,225 shares and 15,454 shares of the Corporation's common stock in 1994 and 1993, respectively, at a corresponding cost of $1,730 and $250, which the Corporation borrowed and concurrently loaned these amounts to the ESOP. These amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt and the offset as a reduction of the common shareholders' equity (see NOTE 16). Contributions to the plan were $1,070 in 1994, $622 in 1993 and $680 in 1992.

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 5% of compensation to the plan which is matched by the employer's contribution equal to 60% of the employee's contribution. The 401(k) plan expense was $1,137 in 1994, $1,181 in 1993 and $1,007 in 1992.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 15--Retirement Plans (Continued)

Employees of United were covered by a noncontributory defined benefit plan which covered substantially all of its employees. During 1994 $92 was accrued to fund the plan. No contributions were made during 1993 and 1992. The net periodic cost was $49 during 1994. The plan is expected to be terminated during 1995 and the employees will be included in the Corporation's employee stock ownership plan and 401(k) plan. At December 31, 1994 there were sufficient assets to cover the entire benefit liability.

Employees of Central were covered by a noncontributory defined benefit plan, which covered substantially all of its employees. The plan was fully funded, and no contributions were made during the past three years. The net periodic cost was $16 during 1992. The plan was terminated during 1993 and Central employees were included in the Corporation's employee stock ownership plan and 401(k) plan. The plan termination resulted in a gain of $186 recorded during 1993.

NOTE 16--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms. The combined balances of the ESOP related loans were $5,196 at December 31, 1994.

The loans have been recorded as long-term debt on the Corporation's consolidated balance sheets. A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity. Unearned ESOP shares, included as a component of shareholders' equity, represents the Corporation's prepayment of future compensation expense. Repayment of the loans will occur over a ten year period from contributions to the ESOP by the Corporation and dividends on ESOP shares. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the loan is reduced. At December 31, 1994 a total of 89,513 shares were allocated to participants resulting in 395,902 shares remaining in suspense. Interest on this loan was $312 in 1994 and $245 in 1993 and $286 in 1992. Dividends on common shares held in the ESOP used for debt service were $478 in 1994, $417 in 1993 and $351 in 1992.

NOTE 17--Commitments and Contingent Liabilities

During 1990, a subsidiary bank was named as a defendant in a forgery claim where the bank allegedly allowed checks bearing forged endorsements to be negotiated. During 1994 this matter was decided in the bank's favor.

There are no material legal proceedings to which the Corporation or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have any material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 18--Related Party Transactions

Some of the Corporation's or its subsidiaries' directors, executive officers, principal shareholders and their related interests, had transactions with the subsidiary banks in the ordinary course of business during 1994. All loans and commitments to loans in such transactions were made on substantially the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectibility nor do they present other unfavorable features. It is anticipated that further such extensions of credit will be made in the future.

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 1994.

Balances December 31, 1993              $27,650
Advances                                 12,530
Repayments                              (11,477)
Other                                    (4,358)
Balances December 31, 1994              $24,345

Two loans to a director, were past due at December 31, 1994 and were carried on a nonaccrual status during 1994 due to cash flow deficiencies. The original loans were made on substantially the same terms as those prevailing at the time for comparable transactions. The original balances of these loans were $1,969 and the recorded balance of these loans at December 31, 1994 was reduced to $921. In the opinion of management, adequate amounts have been provided in the reserve for possible loan losses for these loans.

NOTE 19--Dividend Restrictions

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators. During 1994, dividends from subsidiary banks were restricted not to exceed $63,699. These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

NOTE 20--Jointly-Owned Company

Investment in Commonwealth Trust Credit Life Insurance Company
("Commonwealth Trust"), a jointly-owned credit life reinsurance company in which the Corporation has a 50% interest in the voting common stock, is carried at cost, adjusted for the Corporation's proportionate share of the earnings. Dividends, if any, reduce the basis of the investment.

Commonwealth Trust has been in operation since June of 1989.  The
Corporation's net investment in Commonwealth Trust at December 31, 1994 was $1,446 and income from its investment was $285 during 1994.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets


                                                 December 31,
                                              1994         1993

Assets
Cash                                        $  2,120     $  2,571
Investment in subsidiaries                   224,522      229,511
Investment in jointly-owned company            1,446        1,162
Premises and equipment                         2,283        1,181
Dividends receivable from subsidiaries         4,638        3,679
Receivable from related parties                  275          440
Other assets                                   1,575          279

     Total assets                           $236,859     $238,823


Liabilities and Shareholders' Equity
Accrued expenses and other liabilities      $  1,439     $    947
Dividends payable                              3,589        2,517
Loans payable                                  6,696        6,449
Shareholders' equity                         225,135      228,910
     Total liabilities and
      shareholders' equity                  $236,859     $238,823


Statements of Income


                                      Years Ended December 31,

                                     1994       1993       1992

Dividends from subsidiaries        $17,260    $13,490    $11,082
Operating expenses                  (7,561)    (5,598)    (4,893)

Income before taxes and equity
  in undistributed earnings of
  subsidiaries                       9,699      7,892      6,189
Applicable income tax benefits       2,673      1,782      1,433
Income before equity in
  undistributed earnings of
  subsidiaries                      12,372      9,674      7,622
Equity in undistributed
  earnings of subsidiaries          16,364     18,736     16,912

    Net income                     $28,736    $28,410    $24,534

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

                                           Years Ended December 31,

                                         1994        1993        1992

Operating Activities
  Net income                          $ 28,736    $ 28,410    $ 24,534
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and
        amortization                     1,001       1,190         865
      Increase in prepaid
        income taxes                      (112)       (262)       (298)
      Undistributed equity in
        subsidiaries                   (16,364)    (18,736)    (16,912)
      Other - net                         (935)        (11)       (165)

       Net cash provided by
         operating activities           12,326      10,591       8,024

Investing Activities
  Purchases of premises and
    equipment                           (1,372)       (499)       (106)
  Acquisition and additional
    investment in subsidiary,
      net of cash received                 186      (1,000)     (3,950)
       Net cash used by
         investing activities           (1,186)     (1,499)     (4,056)

Financing Activities
  Proceeds from issuance of
    long-term debt                         -0-         -0-       2,500
  Repayment of long-term
    debt                                  (500)       (500)        -0-
  Tax benefit of ESOP dividend              81          84         119
  Discount on dividend reinvestment
    plan purchases                        (212)       (159)       (124)
  Treasury stock acquired                  (82)        -0-         -0-
  Cash dividends paid                  (10,878)     (8,571)     (6,860)
     Net cash used by
         financing activities          (11,591)     (9,146)     (4,365)

Net decrease in cash                      (451)        (54)       (397)
Cash at beginning of year                2,571       2,625       3,022

Cash at end of year                   $  2,120    $  2,571    $  2,625

Supplemental schedule of noncash investing and financing activities

The Corporation borrowed $1,730 in 1994 and $250 in 1993 and concurrently loaned these amounts to the ESOP on identical terms. The loans were recorded as long-term debt and the offset was recorded as a reduction of the common shareholders' equity. Loan payments in the amount of $983 in 1994 and $714 in each of the two years ending in 1993 were made by the ESOP thereby reducing the outstanding amount related to unearned ESOP shares to $5,196 at December 31, 1994.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 22--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 1994 and 1993, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107"). Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.
It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

Securities: Fair values for securities held to maturity and securities available for sale are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of nonmarketable equity securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, is considered a reasonable estimate of fair value.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1994, 1993 and 1992
(Dollar Amounts in Thousands)

NOTE 22--Fair Values of Financial Instruments (Continued)

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

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1994 and 1993.

                                            1994                 1993
                                              Estimated            Estimated
                                     Carrying   Fair      Carrying   Fair
                                      Amount    Value      Amount    Value

Financial assets
  Cash and due from banks          $   66,055 $  66,055 $   55,767 $  55,767
  Interest-bearing deposits with
    banks                              13,686    13,686     20,534    20,534
  Federal funds sold                      -0-       -0-      1,600     1,600
  Securities available for sale       443,189   443,189    465,224   465,224
  Investments held to maturity        370,498   348,074    443,942   450,451
  Loans, net of reserve             1,360,457 1,377,391  1,194,626 1,245,460

Financial liabilities
  Deposits                          1,881,060 1,868,375  1,822,085 1,838,183
  Short-term borrowings               201,706   201,706    176,184   176,184
  Long-term debt                        7,596     7,619      7,363     7,433

47

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
First Commonwealth Financial Corporation


We have audited the consolidated balance sheet of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1993 and for each of the two years in the period ended December 31, 1993, were audited by other auditors whose report dated March 2, 1994, expressed an unqualified opinion on those statements prior to restatement for the transactions accounted for as poolings of interests as described in Note 2 to the financial statements.

The consolidated financial statements as of December 31, 1993 and for each of the two years in the period then ended have been restated to reflect the poolings of interests with Reliable Financial Corporation and United National Bancorporation as described in Note 2 to the consolidated financial statements. These 1993 and 1992 financial statements were audited and reported on separately by other auditors, whose reports expressed unqualified opinions on such financial statements. We have audited the combination of the accompanying consolidated financial statements for 1993 and 1992 after restatement for the 1994 poolings of interests. In our opinion, such consolidated statements have been properly combined on the basis described in Note 2.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 14, the Corporation changed its method of accounting for investments and income taxes during 1993.



                                                     GRANT THORNTON LLP

Pittsburgh, Pennsylvania
January 26, 1995

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of
First Commonwealth Financial Corporation
Indiana, Pennsylvania


We have audited the consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1993 prior to restatement for the transactions accounted for as poolings of interests. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and cash flows for each of the two years in the period ended December 31, 1993 prior to restatement for the transactions accounted for as poolings of interests, in conformity with generally accepted accounting principles.

As discussed in NOTE 1 to the consolidated financial statements, the Corporation changed its method of accounting for income taxes and investments.



                                                     JARRETT STOKES & KELLY

Indiana, Pennsylvania
March 2, 1994

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended
December 31, 1994 and 1993 are as follows. All amounts have been restated to reflect poolings of interests.

                                                                1994

                                               First     Second    Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter

Interest income..............................  $37,825   $39,091   $40,675   $42,053
Interest expense.............................   16,417    16,657    17,444    18,584

     Net interest income.....................   21,408    22,434    23,231    23,469
Provision for possible loan losses...........      688       722       766       720

Net interest income after provision for
  possible loan losses.......................   20,720    21,712    22,465    22,749

Securities gains (losses)....................      466     1,333       (71)    3,808
Other operating income.......................    2,867     2,617     2,683     2,468
Other operating expenses.....................   14,991    15,309    15,737    14,818

     Income before taxes and cumulative
       effect of change in accounting method.    9,062    10,353     9,340    14,207
Applicable income taxes......................    2,863     3,553     2,999     4,811

     Net income before cumulative effect of
       change in accounting method...........  $ 6,199   $ 6,800   $ 6,341   $ 9,396

Earnings per share(a)........................  $  0.28   $  0.30   $  0.28   $  0.42

                                                                1993

                                               First     Second    Third     Fourth
                                               Quarter   Quarter   Quarter   Quarter

Interest income..............................  $38,811   $39,210   $38,292   $38,677
Interest expense.............................   16,998    16,900    16,614    16,652

     Net interest income.....................   21,813    22,310    21,678    22,025
Provision for possible loan losses...........      718       644       659       899

Net interest income after provision for
  possible loan losses.......................   21,095    21,666    21,019    21,126

Securities gains.............................    1,140       611       666     1,111
Other operating income.......................    2,761     2,760     2,612     2,827
Other operating expenses.....................   14,544    15,050    14,686    15,125

     Income before taxes and cumulative
       effect of change in accounting method.   10,452     9,987     9,611     9,939
Applicable income taxes......................    3,210     2,980     3,172     3,082

     Net income before cumulative effect of
       change in accounting method...........  $ 7,242   $ 7,007   $ 6,439   $ 6,857

Earnings per share(a)........................  $  0.32   $  0.31   $  0.29   $  0.32

(a) Average number of shares outstanding has been restated to reflect two-for-one stock split effected in the form of a 100% stock dividend declared January 18, 1994.

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE
         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 1994 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name                      Age      Positions Held During the Past Five Years

E. James Trimarchi        72       Chairman of the Board, Chairman of the
                                   Board of FCTC and Chairman of the Board
                                   of CSC; Director of NBOC, Unitas Bank,
                                   RFC, RSB and CTCLIC, Former President and
                                   Chief Executive Officer of the
                                   Corporation

Joseph E. O'Dell          49       President and Chief Executive Officer of
                                   the Corporation, Assistant Secretary/
                                   Treasurer of the Corporation, Director
                                   of Unitas Bank, RFC, RSB and FCTC, Vice
                                   Chairman of the Board of CSC; Former
                                   Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation

Gerard M. Thomchick       39       Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   Director of CTCLIC; Director of Deposit,
                                   Central and FCTC

David R. Tomb, Jr.        63       Vice President, Secretary and Treasurer
                                   of the Corporation; Director of NBOC
                                   Leechburg, CSC, PBWPA and CTCLIC

John J. Dolan             38       Senior Vice President, Comptroller and
                                   Chief Financial Officer of the
                                   Corporation, Chief Financial
                                   Officer/Comptroller of CTCLIC,
                                   Treasurer and Assistant Secretary of
                                   FCTC, Director of PBT

George E. Dash            44       Senior Vice President/Sales and
                                   Marketing, Director of Central

Johnston A. Glass         45       President and Chief Executive Officer of
                                   NBOC, Director of the Corporation

William Miksich           59       President, Chief Executive Officer and
                                   Director of Deposit Bank

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

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 11 - MANAGEMENT RENUMERATION
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 1995 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 1995 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 1995 is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION

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

          2)  Financial Statement Schedules

              Schedule
              Number       Description                                 Page

                I          Indebtedness to Related Parties              N/A
               II          Guarantees of Securities of Other Issuers    N/A


                                                      Page Number or
              Exhibit                                 Incorporated by
          3)  Number      Description                   Reference to

               3.1     Articles of Incorporation  Exhibit 3(i) to the
                                                  Corporation's quarterly
                                                  report on Form 10Q for the
                                                  quarter ended March 31,
                                                  1994

               3.2     By-Laws of Registrant      Exhibit 3.2 to Form S-4
                                                  filed October 15, 1993

              10.1     Employment Contract        Exhibit 10.2 to Form S-4
                       Sumner E. Brumbaugh        Filed October 15, 1993

              10.2     Employment Contract        Exhibit 10.3 to Form S-4
                       Robert F. Koslow           filed October 15, 1993

              10.3     Employment Contract        Exhibit 10.4 to Form S-4
                       Stephen Grippi             filed August 29, 1994

              21.1     Subsidiaries of the
                       Registrant

              23.1     Consent of Grant Thornton LLP
                       Certified Public Accountants

              23.2     Consent of Jarrett Stokes & Kelly
                       Certified Public Accountants

              24.1     Power of Attorney

  (B)     Report of Form 8-K
          (1) From 8-K dated October 20, 1994 reporting the Corporation's intent to buy back shares of its common stock to be used to cover outstanding stock options.

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 22nd day of March 1995.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)




                     /S/JOSEPH E. O'DELL
                     Joseph E. O'Dell, President and Chief Executive Officer

54