Form 10-Q
period 1995-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1995-05-10
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C  20549


For the Quarter ended March 31, 1995      Commission file number 0-11242


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


             CLASS                             OUTSTANDING AT May 8, 1995
Common Stock, $1 Par Value                         22,339,196 Shares

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                      PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .  8



                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 16

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (Dollars in thousands)

                                               March 31,      December 31,
                                                  1995            1994

ASSETS
     Cash and due from banks..............    $   58,823       $   66,055
     Interest-bearing bank deposits.......         5,059           13,686
     Federal funds sold ..................         1,600              -0-
     Securities available for sale........       447,178          443,189

     Securities held to maturity
       $351,857 in 1995 and
       $348,074 in 1994)..................       365,273          370,498

     Loans (all domestic).................     1,445,879        1,422,320
       Less unearned income...............        46,227           44,526
       Less reserve for possible loan losses      17,327           17,337
          Net loans.......................     1,382,325        1,360,457

     Property and equipment...............        29,251           29,196
     Other real estate owned..............         2,497            2,269
     Other assets.........................        49,392           49,571

          TOTAL ASSETS....................    $2,341,398       $2,334,921


LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits (all domestic):
       Noninterest-bearing................    $  188,644       $  199,172
       Interest-bearing...................     1,687,614        1,681,888
          Total deposits..................     1,876,258        1,881,060

     Short-term borrowings................       201,011          201,706
     Other liabilities....................        23,445           19,424
     Long-term debt.......................         7,824            7,596

          Total liabilities...............     2,108,538        2,109,786

Shareholders' Equity:
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized
       22,436,628, issued; 22,353,728 and
       22,430,728 shares outstanding in
       1995 and 1994, respectively........        22,437           22,437
     Additional paid-in capital...........        77,886           77,964
     Retained earnings....................       149,528          146,814
     Unrealized gain (loss) on securities
       available for sale.................       (10,407)         (16,802)
     Treasury stock (82,900 shares at
       March 31, 1995 and 5,900 at
       December 31, 1994).................        (1,155)             (82)
     Unearned ESOP shares.................        (5,429)          (5,196)

       Total shareholders' equity.........       232,860          225,135

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,341,398       $2,334,921



The accompanying notes are an integral part of these consolidated financial statements.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands except per share data)

                                                      For the 3 Months
                                                      Ended March 31,
                                                   1995              1994

Interest Income
  Interest and fees on loans........              $30,713           $25,552
  Interest and dividends on investments:
    Taxable interest................               11,009            10,936
    Interest exempt from federal
     income taxes...................                  755               898
    Dividends.......................                  238               273
  Interest on federal funds sold....                   33                20
  Interest on bank deposits.........                  170               146
     Total Interest Income..........               42,918            37,825

Interest Expense
  Interest on deposits..............               16,838            14,753
  Interest on short-term borrowings.                2,947             1,558
  Interest on long-term debt........                  163               106
     Total Interest Expense.........               19,948            16,417

Net interest income.................               22,970            21,408
  Provision for possible loan losses                  793               688

Net interest income after provision
  for possible loan losses..........               22,177            20,720

Other Income
  Securities gains..................                   24               466
  Trust income......................                  558               653
  Service charges on deposits.......                1,314             1,257
  Other income......................                  645               957
     Total Other Income.............                2,541             3,333

Other Expenses
  Salaries and employee benefits....                7,902             7,665
  Net occupancy expense.............                1,107             1,138
  Furniture and equipment expense...                1,000               971
  FDIC expense......................                1,065             1,029
  Other operating expenses..........                4,343             4,188
     Total Other Expenses...........               15,417            14,991

Income before taxes.................                9,301             9,062
  Applicable income taxes...........                3,011             2,863
Net Income..........................              $ 6,290           $ 6,199

Average Shares Outstanding..........           21,982,714        22,418,900

Per Share Data:

Net income..........................                $0.29             $0.28
Cash dividends per share............                $0.16             $0.14

The accompanying notes are an integral part of these consolidated financial statements.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                           (Dollars in thousands)

                                                              Unrealized
                                                              Gain (loss)
                                          Additional          on Securities  Unearned              Total
                                  Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                  Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1993....  $22,517  $79,094   $131,380  $  1,584     $(4,449)  $(1,216)    $228,910

  Net income....................      -0-      -0-      6,199       -0-         -0-       -0-        6,199

  Cash dividends declared.......      -0-      -0-     (2,610)      -0-         -0-       -0-       (2,610)

  Cash dividends declared by
    pooled subsidiaries prior to
    merger......................      -0-      -0-       (663)      -0-         -0-       -0-         (663)

  Change in unrealized gain (loss)
    on securities available for
    sale, net of tax effect.....      -0-      -0-        -0-    (5,366)        -0-       -0-       (5,366)

  Increase in unearned ESOP shares    -0-      -0-        -0-       -0-        (551)      -0-         (551)

  Discount on dividend reinvestment
    plan purchases..............      -0-      (48)       -0-       -0-         -0-       -0-          (48)

  Treasury stock reissued by
    pooled subsidiary...........      -0-      -0-       (105)      -0-         -0-       218          113

Balance at March 31, 1994.......  $22,517  $79,046   $134,201  $ (3,782)    $(5,000)  $  (998)    $225,984





Balance at December 31, 1994....  $22,437  $77,964   $146,814  $(16,802)    $(5,196)  $   (82)    $225,135

  Net income....................      -0-      -0-      6,290       -0-         -0-       -0-        6,290

  Cash dividends declared.......      -0-      -0-     (3,576)      -0-         -0-       -0-       (3,576)

  Change in unrealized gain (loss)
    on securities available for
    sale, net of tax effect.....      -0-      -0-        -0-     6,395         -0-       -0-        6,395

  Increase in unearned ESOP shares    -0-      -0-        -0-       -0-        (233)      -0-         (233)

  Discount on dividend reinvestment
    plan purchases..............      -0-      (78)       -0-       -0-         -0-       -0-          (78)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (1,073)      (1,073)

Balance at March 31, 1995.......  $22,437  $77,886   $149,528  $(10,407)    $(5,429)  $(1,155)    $232,860



The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Dollars in thousands)

                                                         For the 3 Months
                                                          Ended March 31,
                                                         1995         1994

Operating Activities
  Net income.......................................    $ 6,290      $ 6,199
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............        793          688
     Depreciation and amortization.................      1,258        1,374
     Net gains on sales of assets..................        (25)        (532)
     Increase in interest receivable...............       (695)      (1,284)
     Increase in interest payable..................      1,284          152
     Increase in income taxes payable..............      2,542        1,471
     Provision for deferred taxes..................        296          822
     Other(net)....................................     (3,102)      (2,900)

       Net cash provided by operating activities...      8,641        5,990

Investing Activities
Proceeds from investment securities transactions:
  Transactions with securities held to maturity:
     Sales.........................................        -0-        6,457
     Maturities and redemptions....................      7,365       33,269
     Purchases.....................................     (2,131)     (29,577)
  Transactions with securities available for sale:
     Sales.........................................      2,641       37,135
     Maturities and redemptions....................     10,385       24,753
     Purchases.....................................     (7,166)     (70,557)
  Proceeds from sales of loans and other assets....      3,251        5,543
  Net decrease in time deposits with banks.........      8,627        2,993
  Net increase in loans............................    (26,095)     (27,196)
  Purchase of premises and equipment...............       (926)      (1,221)
    Net cash used by investing activities..........     (4,049)     (18,401)

Financing Activities
  Repayments of long-term debt.....................         (4)          (4)
  Discount on dividend reinvestment plan purchases.        (78)         (48)
  Dividends paid...................................     (3,589)      (2,516)
  Dividends paid by pooled subsidiaries prior to
    merger.........................................        -0-         (100)
  Net increase (decrease) in deposits..............     (4,784)      13,479
  Net increase in federal funds purchased..........     21,865        7,837
  Net decrease in other short-term borrowings......    (22,561)      (6,203)
  Treasury stock acquired..........................     (1,073)         -0-
  Reissuance of treasury stock by pooled company...        -0-          113

       Net cash provided (used) by financing
        activities.................................    (10,224)      12,558

        Net increase (decrease) in cash and
         cash equivalents..........................     (5,632)         147

Cash and cash equivalents at January 1.............     66,055       57,367

Cash and cash equivalents at March 31..............    $60,423      $57,514

The accompanying notes are an integral part of these consolidated financial statements.

   FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1995
                                (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1995 and the results of operations for the three month periods ended March 31, 1995 and 1994, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1995 and 1994. The results of the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

Cash paid during the first three months of the year for interest and income taxes were as follows:
                                           1995       1994

                Interest                  $18,664    $16,265
                Income Taxes              $   148    $   913

The Corporation borrowed $500 and $730 in the first three months of 1995 and 1994, respectively, and concurrently loaned these amounts to the ESOP Trust on identical terms. ESOP loan payments of $267 and $179 were made by the ESOP Trust during the respective 1995 and 1994 periods, thereby resulting in outstanding amounts related to unearned ESOP shares of $5,429 at March 31, 1995 and $5,000 at March 31, 1994.

                                           1995       1994

Loans transferred to Other real estate
  owned and Repossessed assets            $1,033     $   584
Change in Market value adjustment to
  securities available for sale
  pursuant to FAS 115                     $9,838     $(8,253)

NOTE 3   Business Combination

Effective September 29, 1994 the Corporation acquired all of the outstanding common shares of Reliable Financial Corporation ("Reliable"), a savings and loan holding company headquartered in Bridgeville, Pennsylvania. Each of the 1,410,194 outstanding shares were exchanged for 1.6 shares of the Corporation's common stock. Effective September 27, 1994 the Corporation acquired all of the outstanding common shares of United National Bancorporation ("United"), a bank holding company headquartered in Chambersburg, Pennsylvania. Each of the 769,147 outstanding shares were exchanged for two shares of the Corporation's common stock. The mergers were accounted for as poolings of interests, and accordingly, all financial statements were restated as though the mergers had occurred at the beginning of the earliest period presented.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Corporation acquired United National Bancorporation and its subsidiaries ("United") and Reliable Financial Corporation and its subsidiary ("Reliable") effective September 29, 1994 and September 27, 1994, respectively. The mergers were accounted for as poolings of interests and accordingly, all financial statements have been restated as though the mergers had occurred at the beginning of the earliest period presented.

First Three Months of 1995 as Compared to the First Three Months of 1994

Net income in the three months of 1995 was $6.3 million, an increase of $91 thousand over the 1994 period. Earnings per share was $0.29 during the three months of 1995 compared to $0.28 during the 1994 period. Return on average assets was 1.09% and return on average equity was 11.09% during the 1995 period, compared to 1.11% and 10.84%, respectively during the same period of 1994.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1995 period was $23.0 million compared to $21.4 million during the same time period in 1994. Interest income, on a tax-equivalent basis, increased 71 basis points (0.71%) as a percentage of average earning assets to 7.98% in 1995, from 7.27% in the 1994 period. Yields have improved each quarter since the quarter ended March 31, 1994, reflecting higher interest rates over that time period. The rise in interest rates stabilized prepayments of the mortgage backed securities portfolio as well as portfolio yields. Since a majority of the cash flows provided by maturities and repayments of securities were redeployed into loan growth, improved investment portfolio yields resulted from adjustable rate instruments repricing. The cost of funds was 4.25% and 3.63% in the three months of 1995 and 1994, respectively, as deposit costs, the predominant category, increased 36 basis points (0.36%) to 3.65%. The increase in rates on short-term deposits were partially offset by a stable cost of longer term deposits. As deposit customers tended to extend maturities when interest rates declined in the recent past, the cost of these deposits did not rise as fast as interest rates. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 4.33% of earning assets during 1995, compared to 4.18% in the 1994 related period.

Average earning assets were 94.9% of average total assets in the 1995 period and 95.3% during the 1994 time frame. Average interest-bearing liabilities increased as a percentage of average total assets to 81.5% in the three months of 1995 and 81.3% during the related 1994 period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

First Three Months of 1995 as Compared to the First Three Months of 1994 (Continued)

Provision for possible loan losses was $793 thousand for the three month period of 1995 compared to $688 thousand during the 1994 period. Net charge-offs against the reserve for possible loan losses were $803 thousand in the 1995 period and $228 thousand in the 1994 period. Management does not feel that the additional charge-offs during the 1995 period indicate a trend. See "Credit Review" section for an analysis of the quality of the loan portfolio. Below is an analysis of the consolidated reserve for possible loan losses for the three month periods ended
March 31, 1995 and 1994.

                                    1995              1994

Balance January 1,                 $17,337           $16,483
Loans charged off:
  Commercial, financial and
   agricultural                        289               112
  Real estate-construction             -0-               -0-
  Real estate-commercial               139                18
  Real estate-residential               80                61
  Loans to individuals                 549               453
  Lease financing receivables            5                 6

      Total loans charged off        1,062               650

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                         50                59
  Real estate-construction             -0-               -0-
  Real estate-commercial                13               211
  Real estate-residential                8                 4
  Loans to individuals                 101               141
  Lease financing receivables           87                 7

      Total recoveries                 259               422

      Net charge offs                  803               228

Provision charged to operations        793               688

Balance March 31,                  $17,327           $16,943

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

First Three Months of 1995 as Compared to the First Three Months of 1994 (Continued)

Other operating income decreased $792 thousand in 1995 to $2.5 million. Net security gains decreased $442 thousand.
Securities, primarily US Treasury Securities and US Government Agency Securities, totalling $2.6 million were sold and reinvested in similar securities with maturities of 3-5 years. All of these securities were classified as "securities available for sale". Trust income declined $95 thousand in the 1995 period primarily as a result of higher nonrecurring income, such as estate fees, during the 1994 period. Service charges on deposits increased $57 thousand in the 1995 period primarily because deposits increased. Other income declined $312 thousand in the 1995 period when compared to the 1994 total of $957 thousand.
The largest component of the decline was a reduction of gains on the sales of other real estate owned and loans.

Noninterest expense was $15.4 million in the three months of 1995 which reflected an increase of $426 thousand over the 1994 period. Total noninterest expense was 2.68% of average assets during the 1995 period compared to 2.70% for the 1994 related time frame. Employee costs were $7.9 million in 1995, an increase of $237 thousand over the 1994 related period.
Employee costs (annualized) as a percentage of average assets was 1.37% in the 1995 period, reduced from 1.38% (annualized) in the 1994 period. Net occupancy expense and furniture and equipment expense remained fairly constant from the 1994 period to the 1995 period. Other operating expenses increased $155 thousand in the three months of 1995 when compared to the 1994 related period. The amortization of core deposit intangibles decreased $135 thousand during the 1995 period as the intangibles related to the Deposit Bank merger in 1984 became fully amortized during 1994. No single expense category contributed significantly to the remaining increase.

Income tax expense was $3.0 million during the three months of 1995 and $2.9 million during the 1994 period. Income before taxes increased $239 thousand in the 1995 period when compared to the same time period of 1994. The Corporation's effective tax rate was 32.4% for the 1995 period and compared to 31.6% for the 1994 period, reflecting a decrease in tax-free income.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to meet normal cash flow requirements of both borrowers and depositors efficiently. In the ordinary course of business, funds are generated from deposits (primary source), and maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight federal funds purchased and borrowings from the Federal Reserve Bank. Additionally, each of the subsidiary banks are members of the Federal Home Loan Bank and may borrow up to ten percent of their total assets at any one time.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Net loans increased $21.9 million in the first three months of 1995 as consumer demand resulted in a growth in consumer mortgages and loans to individuals for personal and household purposes. Total deposits grew $4.8 million as time deposit categories increased and demand deposits decreased. The growth is primarily from core customer deposit relationships. Investment securities held to maturity declined $5.2 million while interest-bearing bank deposits declined $8.6 million and Federal funds sold increased $1.6 million since December 31, 1994.

An additional source of liquidity are certain marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax strategies. As of March 31, 1995 securities available for sale had an amortized cost of $463.2 million and an approximate market value of $447.2 million. As long-term interest rates stabilized since the end of 1994, the market value of securities available for sale improved $9.8 million. The difference between the market value and amortized cost of the securities available for sale is not of major concern to management since the average life of the entire portfolio is just over five years.

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

An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period. If interest-sensitive assets ("ISA") exceeds interest-sensitive liabilities ("ISL") during the prescribed time period, a positive gap results. Conversely, when ISL exceeds ISA during a time period, a negative gap results.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 1995 and December 31, 1994.

                                        March 31, 1995
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 426,136   $ 93,779   $164,350   $  684,265
Investments..............    23,317     20,345     71,179      114,841
Other interest-earning
 assets..................    89,394      4,490      9,319      103,203

  Total interest-sensitive
   assets................   538,847    118,614    244,848      902,309

Certificates of deposits.   164,879    119,457    188,010      472,346
Other deposits...........   656,887        -0-        -0-      656,887
Borrowings...............   185,852      3,900     10,793      200,545
  Total interest-sensitive
   liabilities........... 1,007,618    123,357    198,803    1,329,778
  GAP....................  (468,771)    (4,743)    46,045     (427,469)

ISA/ISL..................      0.53       0.96       1.23         0.68
Gap/Total assets.........     20.02%      0.20%      1.97%       18.26%

                                       December 31, 1994
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 423,116   $ 95,292   $182,799   $  701,207
Investments..............    20,298     24,414     55,647      100,359
Other interest-earning
 assets..................    92,845      6,696      6,707      106,248

  Total interest-sensitive
   assets................   536,259    126,402    245,153      907,814

Certificates of deposits.   166,557    114,482    125,588      406,627
Other deposits...........   687,882        -0-        -0-      687,882
Borrowings...............   174,728     16,554      4,074      195,356
  Total interest-sensitive
   liabilities........... 1,029,167    131,036    129,662    1,289,865
  GAP....................  (492,908)    (4,634)   115,491     (382,051)

ISA/ISL..................      0.52       0.96       1.89         0.70
Gap/Total assets.........     21.11%      0.20%      4.95%       16.36%

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

The analysis at March 31, 1995, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

CREDIT REVIEW

The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments but were well secured and in the process of collection. Renegotiated loans are those which terms had been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and are in compliance with the restructured terms. Loans on a nonaccrual basis include impaired loans (see description below).
                                                  At March 31,
                                               1995           1994
                                            (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    9,461     $   12,931
Past due loans                                   7,076          6,444
Renegotiated loans                                 709            604
     Total nonperforming loans              $   17,246     $   19,979

Other real estate owned                     $    2,497     $    3,365

Loans outstanding at end of period          $1,339,652     $1,234,908

Average loans outstanding (year-to-date)    $1,390,093     $1,220,631

Nonperforming loans as percent of
  total loans                                     1.29%          1.62%

Provision for possible loan losses          $      793     $      688

Net charge-offs                             $      803     $      228

Net charge-offs as percent of
  average loans                                   0.06%          0.02%

Provision for possible loan losses as
  percent of net charge-offs                     98.75%        301.75

Reserve for possible loan losses as
  percent of average loans outstanding            1.25%          1.39%

Reserve for possible loan losses as
  percent of nonperforming loans                100.47%         84.80%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan prepayment terms. Additionally, the portfolio is well diversified and as of March 31, 1995, there were no significant concentrations of credit.

Although the ratio of the reserve for possible loan losses as a percentage of nonperforming loans is lower than the Corporation's peers, other factors should be considered such as historical loan losses, and nonperforming loan levels. These were favorable when compared to peer group levels over the past five years. Management believes that the reserve for possible loan losses and nonperforming loans remain safely within acceptable levels during 1995.

The Corporation adopted Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures", ("FAS No. 118") effective January 1, 1995. These statements address the accounting by creditors, such as banks, for the impairment of certain loans. It requires that impaired loans that are within the scope of this statement be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of FAS No. 118 did not have a material impact on the Corporation's financial condition or results of operations.

As of March 31, 1995, the Corporation had a recorded investment in impaired loans of $6.6 million with an average balance also of $6.6 million. An allocation of the reserve for possible loan losses in the amount of $997 thousand relates to $3.9 million of the impaired loans. Impaired loans totalling $2.7 million have no reserve allocation, in accordance with FAS No. 118.


Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Corporation expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of expected discounted cash flows, income is recorded on a cash basis. Income recorded on impaired loans during the first three months of 1995 was $7 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES

Equity capital increased $7.7 million in 1995. Earnings retention was $2.7 million, representing an earnings retention rate of 43.1%. The retained net income remains in permanent capital to fund future growth and expansion. Stock purchased by the Employee Stock Ownership Plan (the "ESOP"), subject to the debt of the Corporation, reduced equity by $500 thousand while the loan repayment by the ESOP of debt guaranteed by the Corporation increased equity by $267 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $78 thousand. The market value adjustment to securities available for sale increased equity by $6.4 million resulting from a rebound in market values as longer term interest rates decreased in the first quarter of 1995. Treasury stock in the amount of $1.1 million, acquired to satisfy outstanding stock option commitments, reduced equity by a like amount.

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

The Federal Reserve Board issued risk-based capital adequacy guidelines which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization's total capital be common and other "core" equity capital ("Tier I Capital"); (2) assets and off-balance-sheet items must be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 4-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of March 31, 1995, the Corporation had a Tier I Capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio of 16.94% and 18.21%, respectively and a minimum leverage ratio of 9.84%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.  CHANGES IN SECURITIES

             Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             Not applicable.

ITEM 5.  OTHER INFORMATION.

         Resignation of Director

             Effective March 14, 1995 John I. Whalley resigned from the Board of Directors of the Corporation. The resignation was for personal reasons and not the result of a disagreement with the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             Not applicable.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  MAY 9, 1995          /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  MAY 9, 1995          /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer