Form 10-Q
period 1995-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1995-08-14
CIK 712537

                                         FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C  20549


For the Quarter ended June 30, 1995      Commission file number 0-11242


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


           CLASS                             OUTSTANDING AT August 9, 1995
Common Stock, $1 Par Value                          22,379,348 Shares

                 FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                              PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .  8



                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

          FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (Dollars in thousands)

                                                June 30,      December 31,
                                                  1995            1994

ASSETS
     Cash and due from banks..............    $   63,841       $   66,055
     Interest-bearing bank deposits.......         6,843           13,686
     Federal funds sold ..................        28,225              -0-
     Securities available for sale........       375,773          443,189

     Securities held to maturity (market
       value $353,493 in 1995 and
       $348,074 in 1994)..................       356,025          370,498

     Loans (all domestic).................     1,465,162        1,422,320
       Less unearned income...............        47,455           44,526
       Less reserve for possible loan losses      17,317           17,337
          Net loans.......................     1,400,390        1,360,457

     Property and equipment...............        29,236           29,196
     Other real estate owned..............         2,519            2,269
     Other assets.........................        44,096           49,571

          TOTAL ASSETS....................    $2,306,948       $2,334,921


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  189,138       $  199,172
       Interest-bearing...................     1,728,195        1,681,888
          Total deposits..................     1,917,333        1,881,060

     Short-term borrowings................       117,933          201,706
     Other liabilities....................        21,765           19,424
     Long-term debt.......................         7,552            7,596

          Total liabilities...............     2,064,583        2,109,786

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized
       22,436,628, issued; 22,376,686 and
       22,430,728 shares outstanding in
       1995 and 1994, respectively........        22,437           22,437
     Additional paid-in capital...........        77,412           77,964
     Retained earnings....................       151,943          146,814
     Unrealized gain (loss) on securities
       available for sale.................        (3,423)         (16,802)
     Treasury stock (59,942 shares at
       June 30, 1995 and 5,900 at
       December 31, 1994).................          (843)             (82)
     Unearned ESOP shares.................        (5,161)          (5,196)

       Total shareholders' equity.........       242,365          225,135

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,306,948       $2,334,921



The accompanying notes are an integral part of these consolidated financial statements.

           FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands except per share data)

                                       For the Quarter     For the 6 Months
                                        Ended June 30,      Ended June 30,
                                       1995      1994       1995      1994

Interest Income
  Interest and fees on loans.......  $31,799    $26,708    $62,512   $52,260
  Interest and dividends on investments:
    Taxable interest...............   10,831     11,033     21,840    21,996
    Interest exempt from federal
     income taxes..................      704        938      1,459     1,809
    Dividends......................      244        259        482       532
  Interest on federal funds sold...      137         14        170        34
  Interest on bank deposits........      104        139        274       285
     Total Interest Income.........   43,819     39,091     86,737    76,916

Interest Expense
  Interest on deposits.............   18,155     14,795     34,993    29,548
  Interest on short-term borrowings    2,345      1,732      5,292     3,290
  Interest on long-term debt.......      165        130        328       236
     Total Interest Expense........   20,665     16,657     40,613    33,074

Net interest income................   23,154     22,434     46,124    43,842
  Provision for possible loan losses     837        722      1,630     1,410

Net interest income after provision
  for possible loan losses.........   22,317     21,712     44,494    42,432

Other Income
  Security gains (losses)..........     (628)     1,333       (604)    1,799
  Trust income.....................      566        535      1,124     1,188
  Service charges on deposits......    1,410      1,348      2,724     2,605
  Other income.....................      933        734      1,578     1,691
     Total Other Income............    2,281      3,950      4,822     7,283

Other Expenses
  Salaries and employee benefits...    7,978      7,405     15,880    15,070
  Net occupancy expense............    1,066      1,083      2,173     2,221
  Furniture and equipment expense..    1,016        988      2,016     1,959
  FDIC expense.....................    1,065      1,030      2,130     2,059
  Other operating expenses.........    4,580      4,803      8,923     8,991
     Total Other Expenses..........   15,705     15,309     31,122    30,300

Income before taxes................    8,893     10,353     18,194    19,415
  Applicable income taxes..........    2,898      3,553      5,909     6,416
Net Income.........................  $ 5,995    $ 6,800    $12,285   $12,999

Average Shares Outstanding.........21,979,014 22,436,628 21,980,854 22,427,813

Per Share Data:

  Net income.......................  $  0.27    $  0.30    $  0.56   $  0.58
  Cash dividends per share.........  $  0.16    $  0.14    $  0.32   $  0.28

The accompanying notes are an integral part of these consolidated financial statements.

           FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                            (Dollars in thousands)

                                                              Unrealized
                                                              Gain (loss)
                                          Additional          on Securities  Unearned              Total
                                  Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                  Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1993....  $22,517  $79,094   $131,380   $  1,584    $(4,449)  $(1,216)    $228,910

  Net income....................      -0-      -0-     12,999        -0-        -0-       -0-       12,999

  Cash dividends declared.......      -0-      -0-     (5,220)       -0-        -0-       -0-       (5,220)

  Cash dividends declared by
    pooled subsidiaries prior to
    merger......................      -0-      -0-     (1,328)       -0-        -0-       -0-       (1,328)

  Change in unrealized gain (loss)
    on securities available for
    sale, net of tax effect.....      -0-      -0-        -0-    (10,336)       -0-       -0-      (10,336)

  Increase in unearned ESOP shares    -0-      -0-        -0-        -0-       (283)      -0-         (283)

  Discount on dividend reinvestment
    plan purchases..............      -0-     (114)       -0-        -0-        -0-       -0-         (114)

  Treasury stock reissued by
    pooled subsidiary...........      -0-      -0-       (105)       -0-        -0-       218          113

Balance at June 30, 1994........  $22,517  $78,980   $137,726   $ (8,752)   $(4,732)  $  (998)    $224,741





Balance at December 31, 1994....  $22,437  $77,964   $146,814   $(16,802)   $(5,196)  $   (82)    $225,135

  Net income....................      -0-      -0-     12,285        -0-        -0-       -0-       12,285

  Cash dividends declared.......      -0-      -0-     (7,156)       -0-        -0-       -0-       (7,156)

  Change in unrealized gain (loss)
    on securities available for
    sale, net of tax effect.....      -0-      -0-        -0-     13,379        -0-       -0-       13,379

  Decrease in unearned ESOP shares    -0-      -0-        -0-        -0-         35       -0-           35

  Discount on dividend reinvestment
    plan purchases..............      -0-     (155)       -0-        -0-        -0-       -0-         (155)

  Treasury stock acquired.......      -0-      -0-        -0-        -0-        -0-    (1,459)      (1,459)

  Treasury stock reissued.......      -0-     (397)       -0-        -0-        -0-       698          301

Balance at June 30, 1995........  $22,437  $77,412   $151,943   $ (3,423)   $(5,161)  $  (843)    $242,365


The accompanying notes are an integral part of these consolidated financial statements.

          FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Dollars in thousands)

                                                         For the 6 Months
                                                           Ended June 30,
                                                         1995         1994

Operating Activities
  Net income.......................................    $12,285      $12,999
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible loan losses.............      1,630        1,410
    Depreciation and amortization..................      2,501        2,585
    Net losses (gains) on sales of assets..........        499       (1,870)
    Decrease (increase) in interest receivable.....        547         (525)
    Increase in interest payable...................      2,720          253
    Decrease in income taxes payable...............        (14)        (374)
    Change in deferred taxes.......................       (242)        (211)
    Other - net....................................     (3,347)         354

      Net cash provided by operating activities....     16,579       14,621

Investing Activities
 Investment securities transactions:
     Proceeds from sales...........................        -0-        7,009
     Proceeds from maturities and redemptions......     21,636       72,264
     Purchases.....................................     (7,138)     (60,865)
 Transactions with securities available for sale:
     Proceeds from sales...........................     76,170       39,858
     Proceeds from maturities and redemptions......     26,302       45,481
     Purchases.....................................    (15,105)     (78,812)
 Proceeds from sales of loans and other assets.....      8,499        8,076
 Net decrease (increase) in time deposits with banks     6,843        4,553
 Net decrease (increase) in loans..................    (49,977)     (74,159)
 Purchase of premises and equipment................     (1,847)      (2,066)
   Net cash used by investing activities...........     65,383      (38,661)

Financing Activities
  Repayments of long-term debt.....................         (8)          (7)
  Discount on dividend reinvestment plan purchases.       (155)        (113)
  Dividends paid...................................     (7,166)      (5,127)
  Dividends paid by subsidiary prior to merger.....        -0-       (1,324)
  Net increase in deposits.........................     36,308       48,473
  Net decrease in federal funds purchased..........    (47,200)      (5,505)
  Net decrease in other short-term borrowings......    (36,573)     (12,986)
  Purchase of treasury stock.......................     (1,459)         -0-
  Proceeds from sale of treasury stock.............        302          113

       Net cash provided by financing activities...    (55,951)      23,524

       Net increase (decrease) in cash and
         cash equivalents..........................     26,011         (516)

Cash and cash equivalents at January 1.............     66,055       57,367

Cash and cash equivalents at June 30...............   $ 92,066      $56,851

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six month periods ended June 30, 1995 and 1994, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1995 and 1994. The results of the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

Cash paid during the first three months of the year for interest
and income taxes were as follows:           1995       1994

                Interest                  $37,893    $32,821
                Income Taxes              $ 6,051    $ 5,863

The Corporation borrowed $500 and $730 in the first six months of
1995 and 1994, respectively, and concurrently loaned these
amounts to the ESOP Trust on identical terms.  ESOP loan payments of $535 and $447 were made by the ESOP Trust during the
respective 1995 and 1994 periods, thereby resulting in
outstanding amounts related to unearned ESOP shares of $5,161 at
June 30, 1995 and $4,732 at June 30, 1994.
                                           1995       1994

Loans transferred to Other real estate
  owned and Repossessed assets            $1,844     $   867
Change in Market value adjustment to
  securities available for sale
  pursuant to FAS 115                    $20,582    $(15,555)

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

First Six Months of 1995 as Compared to the First Six Months of
1994

Net income in the six months of 1995 was $12.3 million, a decrease of $714 thousand from the 1994 period. Earnings per share was $0.56 during the six months of 1995 compared to $0.58 during the 1994 period. Return on average assets was 1.06% and return on average equity was 10.56% during the 1995 period, compared to 1.16% and 11.39%, respectively during the same period of 1994. The primary reason for the decrease resulted from incurring net securities gains during the 1994 period of $1.8 million compared to a net loss of $604 thousand during the 1995 period. Excluding securities transactions, net income would have increased 7% and net income per share would have increased 9% indicating that core earnings increased.

The securities losses during 1995 resulted from the sale of $76.2 million of securities, primarily U.S. Treasury securities, classified as "available for sale" having an average yield of 4.91% and an average remaining life of about 17 months. The proceeds were used to pay off short-term borrowings costing 6.00%. This transaction is expected to result in a net improvement in net interest income over the remaining life in excess of the net loss on the sale. Since the short-term borrowings were variable rate, the exact benefit is not determinable until after the securities would have matured, but at current interest rates the net benefit is expected to exceed $250 thousand. The sale occurred in June, so the benefits were only minor during the reporting period. The securities gains experienced during the 1994 period were primarily marketable equity securities which represented $1.5 million of the net gain. Additionally, during the 1994 period U.S. Treasury securities and U.S. Government agency securities with short-term maturities were sold and reinvested in similar securities with maturities of 3-5 years. All of the "held to maturity" securities sold during 1994 were within the exception parameters specified in FAS 115.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1995 period was $46.1 million compared to $43.8 million during the same time period in 1994. Interest income, on a tax-equivalent basis, increased 67 basis points (0.67%) as a percentage of average earning assets to 8.01% in 1995 from 7.34% in the 1994 period. Yields have improved each quarter since the

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

First Six Months of 1995 as Compared to the First Six Months of
1994 (Continued)

quarter ended March 31, 1994, reflecting higher interest rates over that time period. The rise in interest rates stabilized prepayments of the mortgage backed securities portfolio and portfolio yields. Since a majority of the cash flows provided by maturities and repayments of securities were redeployed into loan growth, the improved investment portfolio yields resulted primarily from adjustable rate instruments repricing. The cost of funds was 4.32% and 3.63% in the six months of 1995 and 1994, respectively, as deposit costs, the predominant category of interest-bearing liabilities, increased 50 basis points (0.50%) to 3.74%. The increase in rates on short-term deposits were partially offset by a stable cost of longer term deposits. As deposit customers tended to extend maturities when interest rates declined in the recent past, the cost of these deposits did not rise as fast as interest rates. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 4.31% of earning assets during 1995, compared to 4.24% in the 1994 related period.

The sale of the investment securities and repayment of the short-term debt described above is expected to further improve net interest income and net interest margin for the remainder of 1995.

Average earning assets were 95.1% of average total assets in the 1995 period and 95.2% during the 1994 time frame. Average interest-bearing liabilities increased as a percentage of average total assets to 81.2% in the six months period of 1995 and the related 1994 period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

First Six Months of 1995 as Compared to the First Six Months of
1994 (Continued)

Provision for possible loan losses was $1.6 million for the six month period of 1995 compared to $1.4 million in the 1994 period. Net charge-offs against the reserve for possible loan losses were $1.7 million in the 1995 period and $655 thousand in the 1994 period. Management does not feel that the additional charge-offs during the 1995 period indicate a trend. See "Credit Review" section for an analysis of the quality of the loan portfolio. Below is an analysis of the consolidated reserve for possible loan losses for the six month periods ended June 30, 1995 and 1994.

                                    1995              1994

Balance January 1,                 $17,337           $16,483
Loans charged off:
  Commercial, financial and
   agricultural                        725               369
  Real estate-construction             -0-               -0-
  Real estate-commercial               155                19
  Real estate-residential              180                81
  Loans to individuals               1,030               823
  Lease financing receivables           26                15

      Total loans charged off        2,116             1,307

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                         84               103
  Real estate-construction             -0-               -0-
  Real estate-commercial                16               233
  Real estate-residential               31                24
  Loans to individuals                 244               282
  Lease financing receivables           91                10

      Total recoveries                 466               652

      Net charge offs                1,650               655

Provision charged to operations      1,630             1,410

Balance June 30,                   $17,317           $17,238

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

First Six Months of 1995 as Compared to the First Six Months of
1994 (Continued)

Other operating income decreased $2.5 million in 1995 to $4.8 million. Net securities gains decreased $2.4 million as a result of the above mentioned sale of securities available for sale. Trust income declined $64 thousand in the 1995 period primarily as a result of higher nonrecurring income, such as estate fees, during the 1994 period. Service charges on deposits increased $119 thousand in the 1995 period primarily as deposits increased. Other income declined $113 thousand in the 1995 period when compared to the 1994 total of $1.7 million for the six months of 1994. The largest component of the decline was a reduction of gains on the sales of other real estate owned and loans.

Noninterest expense was $31.1 million in the six months of 1995 which reflected an increase of $396 thousand over the 1994 period. Employee costs were $15.9 million in 1995, an increase
of $810 thousand over the 1994 related period.   Employee costs
(annualized) as a percentage of average assets was 1.37% in the 1995 period compared to 1.34% (annualized) in the 1994 period. Net occupancy expense and furniture and equipment expense remained fairly constant from the 1994 period to the 1995 period. Other operating expenses decreased $68 thousand in the six months of 1995 when compared to the 1994 related period. Professional fees were reduced by $450 thousand during the 1995 period because of the 1994 period contained some merger related expenses. No single expense category contributed significantly to increases during the 1995 period.

Income tax expense was $6.0 million during the six months of 1995 and $6.4 million during the 1994 period. Income before taxes decreased $1.2 million in the 1995 period when compared to the same time period of 1994. The Corporation's effective tax rate was 32.5% for the 1995 period and compared to 33.0% for the 1994 period.

Three Months ended June 30, 1995 as Compared to the Three Months
Ended June 30, 1994

Net income was $6.0 million for the second quarter of 1995, which was compared to $6.8 million in the same quarter of 1994. Professional fees were $408 thousand less in the 1995 period when compared to the 1994 quarter, primarily due to merger related costs during the 1994 period. Net securities losses were $628 thousand during the 1995 period compared to $1.3 million net securities gains during the 1994 related period. Earnings per share was $0.27 during the 1995 quarter and $0.30 during the related quarter of 1994.

Net interest income increased $720 thousand to $23.2 million in the second quarter of 1995 when compared to the related 1994 quarter. Interest income increased $4.7 million as average earning assets increased $60.5 million. Yields increased 63 basis points (0.63%) as yields on investments and variable rate loans improved. The yield on average interest earning assets was 8.03% in the 1995 quarter, and compared to 7.40% in the related

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 1995 as Compared to the Three Months
Ended June 30, 1994 (Continued)

1994 quarter. Interest expense increased $4.0 million in the 1995 quarter as average interest-bearing liabilities increased $45.6 million and the cost of funds increased 76 basis points (0.76%). The cost of funds increased from 3.63% in the 1994 quarter to 4.39% in the second quarter of 1995. The increase in deposit rates occurred primarily in the short-term certificates of deposit. Average earning assets grew faster than average interest-bearing liabilities thereby stabilizing the net interest margin. Net interest margin was 4.30% for the 1995 quarter compared to 4.31% during the 1994 period.

Provision for possible loan losses was $837 thousand in the 1995 quarter or $115 thousand more than the 1994 period. Net loans charged off in the second quarter of 1995 were $847 thousand and can be compared to $427 thousand in the related 1994 quarter. The increase in net charge offs is not a major concern of management since loan quality continues to remain strong.

Noninterest income decreased $1.7 million in the second quarter of 1995 to $2.3 million. Net security gains decreased $2.0 million while other income increased $199 thousand in the 1995 quarter when compared to the second quarter of 1994. The 1995 period included an increase of $98 thousand income from credit life insurance activities.

Noninterest expense was $15.7 million in the three month period ended June 30, 1995 compared to $15.3 million in the 1994 period, reflecting an increase of $396 thousand. Salaries and employee benefits increased $573 thousand to $8.0 million in the second quarter of 1995. Net occupancy expense and furniture and equipment expense remained stable in the 1995 quarter when compared to the 1994 related period. Other operating expenses decreased $223 thousand primarily as merger related professional fees declined. Income taxes decreased $655 thousand primarily because the taxable income was reduced.

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

LIQUIDITY (Continued)

Net loans increased $39.9 million in the first six months of 1995. Consumer demand resulted in $36.4 million of growth in consumer mortgages and loans to individuals for personal and household purposes. Total deposits grew $36.3 million as all deposit categories increased. The growth is primarily from core customer deposit relationships. Investment securities classified as "held to maturity" declined $14.5 million while interest-bearing bank deposits declined $6.8 million and Federal funds sold increased $28.2 million since December 31, 1994.

An additional source of liquidity are certain marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax strategies. As of June 30, 1995 securities available for sale had an amortized cost of $381.0 million and an approximate value of $375.8 million. As long-term interest rates stabilized since the end of 1994, the market value of securities available for sale improved. The difference between the market value and amortized cost of the securities available for sale is not of major concern to management since the average life of the entire portfolio is just over five years.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 1995 and December 31, 1994.

                                         June 30, 1995
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 430,456   $ 92,479   $168,243   $  691,178
Investments..............    22,375     25,525     51,186       99,086
Other interest-earning
 assets..................   132,535      4,773     10,914      148,222

  Total interest-sensitive
   assets................   585,366    122,777    230,343      938,486

Certificates of deposits.   155,652    126,671    271,211      553,534
Other deposits...........   666,628        -0-        -0-      666,628
Borrowings...............   112,931      4,575     12,059      129,565
  Total interest-sensitive
   liabilities...........   935,211    131,246    283,270    1,349,727
  GAP....................  (349,845)    (8,469)   (52,927)    (411,241)

ISA/ISL..................      0.63       0.94       0.81         0.70
Gap/Total assets.........     15.16%      0.37%      2.29%       17.83%

                                       December 31, 1994
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 423,116   $ 95,292   $182,799   $  701,207
Investments..............    20,298     24,414     55,647      100,359
Other interest-earning
 assets..................    92,845      6,696      6,707      106,248

  Total interest-sensitive
   assets................   536,259    126,402    245,153      907,814

Certificates of deposits.   166,557    114,482    125,588      406,627
Other deposits...........   687,882        -0-        -0-      687,882
Borrowings...............   174,728     16,554      4,074      195,356
  Total interest-sensitive
   liabilities........... 1,029,167    131,036    129,662    1,289,865
  GAP....................  (492,908)    (4,634)   115,491     (382,051)

ISA/ISL..................      0.52       0.96       1.89         0.70
Gap/Total assets.........     21.11%      0.20%      4.95%       16.36%

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

The analysis at June 30, 1995, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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
                                                   At June 30,
                                               1995           1994
                                            (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    7,522     $   12,708
Past due loans                                   5,251          6,358
Renegotiated loans                                 626            900
     Total nonperforming loans              $   13,399     $   19,966

Other real estate owned                     $    2,519     $    2,960

Loans outstanding at end of period          $1,417,707     $1,377,794

Average loans outstanding (year-to-date)    $1,399,246     $1,238,996

Nonperforming loans as percent of
  total loans                                     0.95%          1.45%

Provision for possible loan losses          $    1,630     $    1,410

Net charge-offs                             $    1,650     $      655

Net charge-offs as percent of
  average loans                                   0.12%          0.05%

Provision for possible loan losses as
  percent of net charge-offs                     98.79%        215.27

Reserve for possible loan losses as
  percent of average loans outstanding            1.24%          1.39%

Reserve for possible loan losses as
  percent of nonperforming loans                129.24%         86.34%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan prepayment terms. Additionally, the portfolio is well diversified and as of June 30, 1995, there were no significant concentrations of credit.

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

As of June 30, 1995, the Corporation had a recorded investment in impaired loans of $5.5 million with an average balance of $6.2 million for the six month period. An allocation of the reserve for possible loan losses in the amount of $778 thousand relates to $3.5 million of the impaired loans. Impaired loans totalling $2.0 million have no reserve allocation, in accordance with FAS No. 118.

Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Corporation expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of expected discounted cash flows, income is recorded on a cash basis. Income recorded on impaired loans during the first six months of 1995 was $12 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES

Equity capital increased $17.2 million in 1995. Earnings retention was $5.1 million, representing an earnings retention rate of 41.8%. The retained net income remains in permanent capital to fund future growth and expansion. Stock purchased by the Employee Stock Ownership Plan (the "ESOP"), subject to the debt of the Corporation, reduced equity by $500 thousand while the loan repayments by the ESOP of debt guaranteed by the Corporation increased equity by $535 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $155 thousand. The market value adjustment to securities available for sale increased equity by $13.4 million resulting from a rebound in market values as longer term interest rates decreased in the first six months of 1995. Treasury stock in the amount of $1.5 million, acquired to satisfy outstanding stock option commitments, reduced equity by a like amount, while reissuance of Treasury stock to satisfy exercised options added $301 thousand.

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

The Federal Reserve Board issued risk-based capital adequacy guidelines which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization's total capital be common and other "core" equity capital ("Tier I Capital"); (2) assets and off-balance-sheet items must be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 3-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of June 30, 1995, the Corporation had a Tier I Capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio of 16.93% and 18.20%, respectively and a minimum leverage ratio of 9.97%.

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

             Not applicable.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  AUGUST 10, 1995      /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  AUGUST 10, 1995      /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

19