Form 10-Q
period 1995-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1995-11-08
CIK 712537

                                         FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1995


                                            OR


(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                       For the transition period from       to


Commission File Number                        0-11242


                    First Commonwealth Financial Corporation
                  (Exact name of registrant as specified in its charter)


        Pennsylvania                                        25-1428528
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


      22 North Sixth Street                            Indiana, PA  15701
(Address of principal executive offices)                         (Zip Code)


                             412-349-7220
         (Registrant's telephone number, including area code)


                                  N/A
(Former name, former address and former fiscal year, if changed since last report.)


Indicate a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of November 6, 1995 was 22,371,626.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

          FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (Dollars in thousands)

                                              September 30,   December 31,
                                                  1995            1994

ASSETS
     Cash and due from banks..............    $   63,794       $   66,055
     Interest-bearing bank deposits.......         5,456           13,686
     Federal funds sold ..................        18,375              -0-
     Securities available for sale........       386,053          443,189

     Securities held to maturity (market
       value $351,738 in 1995 and
       $348,074 in 1994)..................       355,721          370,498

     Loans (all domestic).................     1,491,398        1,422,320
       Less unearned income...............        46,314           44,526
       Less reserve for possible loan losses      17,551           17,337
          Net loans.......................     1,427,533        1,360,457

     Property and equipment...............        28,940           29,196
     Other real estate owned..............         2,235            2,269
     Other assets.........................        47,953           49,571

          TOTAL ASSETS....................    $2,336,060       $2,334,921


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  191,134       $  199,172
       Interest-bearing...................     1,758,447        1,681,888
          Total deposits..................     1,949,581        1,881,060

     Short-term borrowings................       105,897          201,706
     Other liabilities....................        27,522           19,424
     Long-term debt.......................         5,609            7,596

          Total liabilities...............     2,088,609        2,109,786

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 issued; 22,373,548 and
       22,430,728 shares outstanding in
       1995 and 1994, respectively........        22,437           22,437
     Additional paid-in capital...........        77,302           77,964
     Retained earnings....................       155,818          146,814
     Unrealized gain (loss) on securities
       available for sale.................        (2,314)         (16,802)
     Treasury stock (63,080 shares at
       September 30, 1995 and 5,900 at
       December 31, 1994).................          (899)             (82)
     Unearned ESOP shares.................        (4,893)          (5,196)

       Total shareholders' equity.........       247,451          225,135

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,336,060       $2,334,921



The accompanying notes are an integral part of these consolidated financial statements.

           FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands except per share data)

                                       For the Quarter      For the 9 Months
                                     Ended September 30,   Ended September 30,
                                       1995      1994       1995      1994

Interest Income
  Interest and fees on loans.......  $32,733    $28,226    $95,245   $80,486
  Interest and dividends on investments:
    Taxable interest...............    9,938     11,137     31,778    33,133
    Interest exempt from federal
     income taxes..................      665        835      2,124     2,644
    Dividends......................      246        255        728       787
  Interest on federal funds sold...      554         80        724       114
  Interest on bank deposits........      108        142        382       427
     Total Interest Income.........   44,244     40,675    130,981   117,591

Interest Expense
  Interest on deposits.............   19,140     15,473     54,133    45,021
  Interest on short-term borrowings    1,314      1,834      6,606     5,124
  Interest on long-term debt.......      140        137        468       373
     Total Interest Expense........   20,594     17,444     61,207    50,518

Net interest income................   23,650     23,231     69,774    67,073
  Provision for possible loan losses     815        766      2,445     2,176

Net interest income after provision
  for possible loan losses.........   22,835     22,465     67,329    64,897

Other Income
  Security gains (losses)..........      -0-        (71)      (604)    1,728
  Trust income.....................      545        537      1,669     1,725
  Service charges on deposits......    1,459      1,383      4,183     3,988
  Other income.....................      726        763      2,304     2,454
     Total Other Income............    2,730      2,612      7,552     9,895

Other Expenses
  Salaries and employee benefits...    7,994      7,485     23,874    22,555
  Net occupancy expense............    1,090      1,034      3,263     3,255
  Furniture and equipment expense..    1,023        951      3,039     2,910
  FDIC expense.....................      (17)     1,046      2,113     3,105
  Other operating expenses.........    4,291      5,221     13,214    14,212
     Total Other Expenses..........   14,381     15,737     45,503    46,037

Income before taxes................   11,184      9,340     29,378    28,755
  Applicable income taxes..........    3,729      2,999      9,638     9,415
Net Income.........................  $ 7,455    $ 6,341    $19,740   $19,340

Average Shares Outstanding.........22,020,631 22,436,628 21,994,259 22,430,784

Per Share Data:

  Net income.......................  $  0.34    $  0.28    $  0.90   $  0.86
  Cash dividends per share.........  $  0.16    $  0.14    $  0.48   $  0.42

The accompanying notes are an integral part of these consolidated financial statements.

           FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                            (Dollars in thousands)

                                                              Unrealized
                                                              Gain (loss)
                                          Additional          on Securities  Unearned              Total
                                  Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                  Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1993....  $22,517  $79,094   $131,380    $1,584     $(4,449)  $(1,216)    $228,910

  Net income....................      -0-      -0-     19,340       -0-         -0-       -0-       19,340

  Cash dividends declared.......      -0-      -0-     (8,360)      -0-         -0-       -0-       (8,360)

  Cash dividends declared by
    pooled subsidiaries prior to
    merger......................      -0-      -0-     (1,328)      -0-         -0-       -0-       (1,328)

  Change in unrealized gain (loss)
    on securities available for
    sale, net of tax effect.....      -0-      -0-        -0-   (11,597)        -0-       -0-      (11,597)

  Increase in unearned ESOP shares    -0-      -0-        -0-       -0-         (15)      -0-          (15)

  Discount on dividend reinvestment
    plan purchases..............      -0-     (161)       -0-       -0-         -0-       -0-         (161)

  Treasury stock reissued by
    pooled subsidiary...........      -0-      -0-       (105)      -0-         -0-       218          113

  Treasury stock cancelled in
    merger......................      (80)    (918)       -0-       -0-         -0-       998          -0-

Balance at September 30, 1994...  $22,437  $78,015   $140,927  $(10,013)    $(4,464)  $   -0-     $226,902





Balance at December 31, 1994....  $22,437  $77,964   $146,814  $(16,802)    $(5,196)   $  (82)    $225,135

  Net income....................      -0-      -0-     19,740       -0-         -0-       -0-       19,740

  Cash dividends declared.......      -0-      -0-    (10,736)      -0-         -0-       -0-      (10,736)

  Change in unrealized gain (loss)
    on securities available for
    sale, net of tax effect.....      -0-      -0-        -0-    14,488         -0-       -0-       14,488

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         303       -0-          303

  Discount on dividend reinvestment
    plan purchases..............      -0-     (242)       -0-       -0-         -0-       -0-         (242)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (1,552)      (1,552)

  Treasury stock reissued.......      -0-     (420)       -0-       -0-         -0-       735          315

Balance at September 30, 1995...  $22,437  $77,302   $155,818  $ (2,314)    $(4,893)  $  (899)    $247,451


The accompanying notes are an integral part of these consolidated financial statements.

          FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Dollars in thousands)

                                                        For the 9 Months
                                                       Ended September 30,
                                                         1995        1994

Operating Activities
  Net income.......................................    $19,740     $19,340
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible loan losses.............      2,445       2,176
    Depreciation and amortization..................      3,793       3,897
    Net losses (gains) on sales of assets..........        468      (1,777)
    Increase in interest receivable................       (655)     (1,449)
    Increase in interest payable...................      3,836         930
    Increase (decrease) in income taxes payable....       (446)      1,084
    Change in deferred taxes.......................       (375)       (77)
    Other - net....................................     (1,941)     (4,906)

      Net cash provided by operating activities....     26,865      19,218

Investing Activities
 Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-        7,476
     Proceeds from maturities and redemptions......     31,935       88,917
     Purchases.....................................    (17,118)     (64,364)
 Transactions with securities available for sale:
     Proceeds from sales...........................     76,330       46,962
     Proceeds from maturities and redemptions......     39,865       57,077
     Purchases.....................................    (37,414)     (91,701)
 Proceeds from sales of loans and other assets.....     16,623       11,632
 Net decrease in time deposits with banks..........      8,231       11,182
 Net increase in loans.............................    (85,388)    (132,951)
 Purchase of premises and equipment................     (2,670)      (3,225)
   Net cash provided (used) by investing activities     30,394      (68,995)

Financing Activities
  Repayments of long-term debt.....................     (1,684)         (11)
  Discount on dividend reinvestment plan purchases.       (242)        (161)
  Dividends paid...................................    (10,746)      (7,736)
  Dividends paid by subsidiary prior to merger.....        -0-       (1,328)
  Net increase in deposits.........................     68,574       72,218
  Net decrease in federal funds purchased..........    (56,700)      (5,505)
  Net increase (decrease) in other short-term
    borrowings.....................................    (39,110)       5,726
  Purchase of treasury stock.......................     (1,552)         113
  Proceeds from sale of treasury stock.............        315          -0-

       Net cash provided by financing activities...    (41,145)      63,316

       Net increase in cash and cash equivalents...     16,114       13,539

Cash and cash equivalents at January 1.............     66,055       57,367

Cash and cash equivalents at September 30..........   $ 82,169      $70,906

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine month periods ended
September 30, 1995 and 1994, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1995 and 1994. The results of the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

Cash paid during the first nine months of the year for interest
and income taxes were as follows:           1995       1994

                Interest                  $57,371    $49,587
                Income Taxes              $10,298    $14,295

The Corporation borrowed $500 and $730 in the first nine months of 1995 and 1994, respectively, and concurrently loaned these amounts to the ESOP Trust on identical terms. ESOP loan payments of $803 and $714 were made by the ESOP Trust during the respective 1995 and 1994 periods, thereby resulting in outstanding amounts related to unearned ESOP shares of $4,893 at September 30, 1995 and $4,464 at September 30, 1994.
                                           1995         1994

Loans transferred to Other real estate
  owned and Repossessed assets           $ 2,354     $  1,943
Change in Market value adjustment to
  securities available for sale
  pursuant to FAS 115                    $22,290     $(17,834)

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

First Nine Months of 1995 as Compared to the First Nine Months of
1994

Net income in the nine months of 1995 was $19.7 million, an increase of $400 thousand from the 1994 period. Earnings per share was $0.90 during the nine months of 1995 compared to $0.86 during the 1994 period. Return on average assets was 1.14% and return on average equity was 11.07% during the 1995 period, compared to 1.14% and 11.29%, respectively during the same period of 1994. During September 1995, the FDIC rebated deposit insurance premiums collected in excess of the regulatory cap. This rebate increased pre-tax earnings of the Corporation by $1.1 million for the 1995 period. During the 1994 period net securities gains were $1.8 million compared to a net loss of $604 thousand during the 1995 period. The 1994 period also included $1.2 million merger costs. The FDIC insurance savings is expected to be ongoing.

The securities losses during 1995 resulted from the sale of $76.2 million of securities, primarily U.S. Treasury securities, classified as "available for sale" having an average yield of 4.91% and an average remaining life of about 17 months. The proceeds were used to pay off short-term borrowings costing 6.00% (subsequently would have been reduced to 5.75%). This transaction is expected to result in a net improvement in net interest income over the original remaining maturity in excess of the net loss on the sale. Since the short-term borrowings were variable rate, the exact benefit is not determinable until after the securities would have matured, but at current interest rates the net benefit is expected to exceed $250 thousand. The sale occurred in June resulting in a pre-tax benefit of approximately $191 thousand during the reporting period. The securities gains experienced during the 1994 period were primarily marketable equity securities, which represented $1.5 million of the net gain. Additionally, during the 1994 period U.S. Treasury securities and U.S. Government agency securities with short-term maturities were sold and reinvested in similar securities with maturities of 3-5 years. All of the "held to maturity" securities sold during 1994 were within the exception parameters specified in FAS 115.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

First Nine Months of 1995 as Compared to the First Nine Months of
1994 (Continued)

Since the FDIC Bank Insurance Fund has reached its regulatory cap the assessment rate has been reduced for banks to $0.04 per $100 of deposits compared to $0.23 per $100 of deposits previously assessed. This reduction is expected to result in an additional pre-tax savings during the final quarter of 1995 of approximately $800 thousand. However, the Savings and Loan Insurance Fund is still underfunded and there could be an additional one-time pretax assessment against the thrift deposits of the Corporation during the fourth quarter of approximately $1.0 million. The recurring assessment on these funds is expected to be subsequently reduced.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1995 period was $69.8 million compared to $67.1 million during the same time period in 1994. Interest income, on a tax-equivalent basis, increased 64 basis points (0.64%) as a percentage of average earning assets to 8.04% in 1995 from 7.40% in the 1994 period. Yields have improved each quarter since the first quarter of 1994, reflecting higher interest rates over that time period. The rise in interest rates stabilized prepayments of the mortgage backed securities portfolio and portfolio yields. Since a majority of the cash flows provided by maturities and repayments of securities were redeployed into loan growth, the improved investment portfolio yields resulted primarily from adjustable rate instruments repricing. The cost of funds was 4.35% and 3.66% in the nine months of 1995 and 1994, respectively, as deposit costs, the predominant category of interest-bearing liabilities, increased 55 basis points (0.55%) to 3.80%. The increase in rates on short-term deposits were partially offset by a stable cost of longer term deposits. As deposit customers tended to extend maturities when interest rates declined in the recent past, the cost of these deposits did not rise as fast as interest rates. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 4.33% of earning assets during 1995, compared to 4.28% in the 1994 related period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

First Nine Months of 1995 as Compared to the First Nine Months of
1994 (Continued)

Provision for possible loan losses was $2.4 million for the nine month period of 1995 compared to $2.2 million in the 1994 period. Net charge-offs against the reserve for possible loan losses were $2.2 million in the 1995 period and $1.3 million in the 1994 period. Management does not feel that the additional charge-offs during the 1995 period indicate a trend. See "Credit Review" section for an analysis of the quality of the loan portfolio. Below is an analysis of the consolidated reserve for possible loan losses for the nine month periods ended September 30, 1995 and 1994.

                                    1995              1994

Balance January 1,                 $17,337           $16,483
Loans charged off:
  Commercial, financial and
   agricultural                        831               790
  Real estate-construction             -0-               -0-
  Real estate-commercial               184                23
  Real estate-residential              289               172
  Loans to individuals               1,553             1,184
  Lease financing receivables           40                29

      Total loans charged off        2,897             2,198

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        114               171
  Real estate-construction             -0-               -0-
  Real estate-commercial                28               241
  Real estate-residential               44                43
  Loans to individuals                 386               398
  Lease financing receivables           94                10

      Total recoveries                 666               863

      Net charge offs                2,231             1,335

Provision charged to operations      2,445             2,176

Balance September 30,              $17,551           $17,324

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

First Nine Months of 1995 as Compared to the First Nine Months of
1994 (Continued)

Other operating income decreased $2.3 million in 1995 to $7.6 million. Net securities gains decreased $2.3 million as a result of the above mentioned sale of securities. Trust income declined $56 thousand in the 1995 period primarily as a result of higher nonrecurring income, such as estate fees, during the 1994 period. Service charges on deposits increased $195 thousand in the 1995 period primarily as deposits increased.

Noninterest expense was $45.5 million in the nine months of 1995 which reflected a decrease of $534 thousand from the 1994 period. Employee costs were $23.9 million in 1995, an increase of $1.3
million over the 1994 related period.   Employee costs
(annualized) as a percentage of average assets was 1.37% in the 1995 period compared to 1.33% (annualized) in the 1994 period. The reduction in the FDIC expense reflects the above mentioned rate changes. Other operating expenses decreased $998 thousand in the nine months of 1995 when compared to the 1994 related period. Professional fees were reduced by $1.3 million during the 1995 period primarily because the 1994 period contained merger related expenses. No single expense category resulted in significant increases during the 1995 period.

Income tax expense was $9.6 million during the nine months of 1995 and $9.4 million during the 1994 period. Income before taxes increased $623 thousand in the 1995 period when compared to the same time period of 1994. The Corporation's effective tax rate was 32.8% for the 1995 period and compared to 32.7% for the 1994 period.

Three Months ended September 30, 1995 as Compared to the Three
Months Ended September 30, 1994

Net income was $7.5 million for the third quarter of 1995, which was compared to $6.3 million in the same quarter of 1994. Professional fees were $875 thousand less in the 1995 period when compared to the 1994 quarter, primarily due to merger related costs during the 1994 period. Additionally, FDIC expense was nearly $1.1 million less in the 1995 period because of the rate reduction. Earnings per share was $0.34 during the 1995 quarter and $0.28 during the related quarter of 1994.

Net interest income increased $419 thousand to $23.7 million in the third quarter of 1995 when compared to the related 1994 quarter. Interest income increased $3.6 million as average earning assets increased $13.1 million. Yields increased 56 basis points (0.56%) as yields on investments and variable rate loans improved. The yield on average interest earning assets was 8.08% in the 1995 quarter, and compared to 7.52% in the related

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Three Months ended September 30, 1995 as Compared to the Three
Months Ended September 30, 1994 (Continued)

1994 quarter. Interest expense increased $3.2 million in the 1995 quarter while average interest-bearing liabilities decreased $6.4 million and the cost of funds increased 69 basis points (0.69%). The cost of funds increased from 3.72% in the 1994 quarter to 4.41% in the third quarter of 1995. The increase in deposit rates occurred primarily in the short-term certificates of deposit. Net interest margin was 4.36% for the 1995 quarter compared to 4.35% during the 1994 period.

Provision for possible loan losses was $815 thousand in the 1995 quarter or $49 thousand more than the 1994 period. Net loans charged off in the third quarter of 1995 were $581 thousand and can be compared to $682 thousand in the related 1994 quarter. The loan quality continues to remain strong.

Noninterest income increased $118 thousand in the third quarter of 1995 to $2.7 million. Net security losses were $71 thousand during the 1994 period while the 1995 period had no securities gains nor losses.

Noninterest expense was $14.4 million in the three month period ended September 30, 1995 compared to $15.7 million in the 1994 period, reflecting a decrease of $1.4 million. Salaries and employee benefits increased $509 thousand to $8.0 million in the third quarter of 1995. Net occupancy expense and furniture and equipment expense remained stable in the 1995 quarter when compared to the 1994 related period. FDIC expense and other operating expenses decreased primarily as a result of the FDIC rate decrease and the reduction in merger related professional fees. Income taxes increased $730 thousand primarily because the taxable income increased.

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

LIQUIDITY (Continued)

Net loans increased $67.1 million in the first nine months of 1995. Consumer demand resulted in $47.3 million of growth in consumer mortgages and loans to individuals for personal and household purposes. Total deposits grew $68.5 million as all deposit categories increased. The growth is primarily from core customer deposit relationships. Investment securities classified as "held to maturity" declined $14.8 million while interest-bearing bank deposits declined $8.2 million and Federal funds sold increased $18.4 million since December 31, 1994.

An additional source of liquidity are certain marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax strategies. As of September 30, 1995 securities available for sale had an amortized cost of $389.5 million and an approximate value of $386.1 million. As long-term interest rates stabilized since the end of 1994, the market value of securities available for sale improved. The difference between the market value and amortized cost of the securities available for sale is not of major concern to management since the average life of the entire portfolio is just over five years.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 1995 and December 31, 1994.

                                      September 30, 1995
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 442,147   $ 94,672   $175,856   $  712,675
Investments..............    24,969     30,655     48,955      104,579
Other interest-earning
 assets..................   116,623      6,311      8,794      131,728

  Total interest-sensitive
   assets................   583,739    131,638    233,605      948,982

Certificates of deposits.   158,477    171,094    268,356      597,927
Other deposits...........   674,086        -0-        -0-      674,086
Borrowings...............    88,409     10,587     12,407      111,403
  Total interest-sensitive
   liabilities...........   920,972    181,681    280,763    1,383,416
  GAP....................  (337,233)   (50,043)   (47,158)    (434,434)

ISA/ISL..................      0.63       0.72       0.83         0.69
Gap/Total assets.........     14.44%      2.14%      2.02%       18.60%

                                        December 31, 1994
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 423,116   $ 95,292   $182,799   $  701,207
Investments..............    20,298     24,414     55,647      100,359
Other interest-earning
 assets..................    92,845      6,696      6,707      106,248

  Total interest-sensitive
   assets................   536,259    126,402    245,153      907,814

Certificates of deposits.   166,557    114,482    125,588      406,627
Other deposits...........   687,882        -0-        -0-      687,882
Borrowings...............   174,728     16,554      4,074      195,356
  Total interest-sensitive
   liabilities........... 1,029,167    131,036    129,662    1,289,865
  GAP....................  (492,908)    (4,634)   115,491     (382,051)

ISA/ISL..................      0.52       0.96       1.89         0.70
Gap/Total assets.........     21.11%      0.20%      4.95%       16.36%

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

The analysis at September 30, 1995, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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
                                                At September 30,
                                               1995           1994
                                            (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    6,876     $    9,407
Past due loans                                   8,578          8,421
Renegotiated loans                                 294            753
     Total nonperforming loans              $   15,748     $   18,581

Other real estate owned                     $    2,235     $    2,903

Loans outstanding at end of period          $1,445,084     $1,334,035

Average loans outstanding (year-to-date)    $1,406,998     $1,260,655

Nonperforming loans as percent of
  total loans                                     1.09%          1.39%

Provision for possible loan losses          $    2,445     $    2,176

Net charge-offs                             $    2,231     $    1,335

Net charge-offs as percent of
  average loans                                   0.16%          0.11%

Provision for possible loan losses as
  percent of net charge-offs                    109.59%        163.00%

Reserve for possible loan losses as
  percent of average loans outstanding            1.25%          1.37%

Reserve for possible loan losses as
  percent of nonperforming loans                111.45%         93.24%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan prepayment terms. Additionally, the portfolio is well diversified and as of September 30, 1995, there were no significant concentrations of credit.

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

As of September 30, 1995, the Corporation had a recorded investment in impaired loans of $5.1 million with an average balance of $5.8 million for the nine month period. An allocation of the reserve for possible loan losses in the amount of $803 thousand relates to $3.4 million of the impaired loans. Impaired loans totalling $1.8 million have no reserve allocation, in accordance with FAS No. 118.

Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Corporation expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of expected discounted cash flows, income is recorded on a cash basis. Income recorded on impaired loans during the first nine months of 1995 was $18 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Equity capital increased $22.3 million in 1995. Earnings retention was $9.0 million, representing an earnings retention rate of 45.6%. The retained net income remains in permanent capital to fund future growth and expansion. Stock purchased by the Employee Stock Ownership Plan (the "ESOP"), subject to the debt of the Corporation, reduced equity by $500 thousand while the loan repayments by the ESOP of debt guaranteed by the Corporation increased equity by $803 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $242 thousand. The market value adjustment to securities available for sale increased equity by $14.5 million resulting from a rebound in market values as longer term interest rates decreased in the first nine months of 1995. Treasury stock in the amount of $1.6 million, acquired to satisfy outstanding stock option commitments, reduced equity by a like amount, while reissuance of Treasury stock to satisfy exercised options added $315 thousand.

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

The Federal Reserve Board issued risk-based capital adequacy guidelines which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization's total capital be common and other "core" equity capital ("Tier I Capital"); (2) assets and off-balance-sheet items must be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 3-5 percent for all but the most highly rated banks, as determined by a regulatory rating system. As of September 30, 1995, the Corporation had a Tier I Capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio of 16.88% and 18.14%, respectively and a minimum leverage ratio of 10.27%.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              Form 8-K dated August 23, 1995 reporting the
              Corporation's intent to merge eight of its commercial bank subsidiaries into one.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  NOVEMBER 7, 1995     /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  NOVEMBER 7, 1995     /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

19