Form 10-K
period 1995-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1996-03-29
CIK 712537

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 1995 commission file number 0-11242

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

    TITLE OF CLASS                         OUTSTANDING AT March 20, 1996

Common Stock, $1 Par Value                        22,266,560 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 20, 1996), was approximately $420,281,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 20, 1996 are incorporated by reference into Part III.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                  First Commonwealth Financial Corporation

                                 FORM 10-K

                                   INDEX

PART I                                                        PAGE

ITEM 1.   Business

          Description of business..........................     2
          Competition......................................     4
          Supervision and regulation.......................     4

ITEM 2.   Properties.......................................     7

ITEM 3.   Legal Proceedings................................     7

ITEM 4.   Submission of Matters to a Vote of Security
           Holders.........................................     7


PART II

ITEM 5.   Market for Registrant's Common Stock and Related
           Security Holder Matters.........................     8

ITEM 6.   Selected Financial Data..........................     9

ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............    10

ITEM 8.   Financial Statements and Supplementary Data......    26


ITEM 9.   Disagreements on Accounting and Financial
           Disclosures.....................................    53


PART III

ITEM 10.   Directors and Executive Officers of the
            Registrant.....................................    53

ITEM 11.   Management Renumeration and Transactions........    54

ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................    54

ITEM 13.   Certain Relationships and Related Transactions..    54


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................    55
            Signatures.....................................    57

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. After its incorporation it became affiliated as a result of statutory mergers with the following: On April 29, 1983 it affiliated with National Bank of the Commonwealth ("NBOC"), a national bank in Indiana, Indiana County; on March 19, 1984 with Deposit Bank ("Deposit"), a Pennsylvania-chartered bank and trust company in DuBois, Clearfield County; on August 16, 1985 with Dale, a national bank in Dale (Johnstown), Cambria County; and on December 14, 1985 with the First National Bank of Leechburg ("Leechburg"), a national bank in Leechburg, Armstrong County; December 31, 1986 with CNB CORP, Inc. ("CNB"), a one-bank holding company and its wholly-owned subsidiary, Citizens National Bank in Windber ("Citizens"). CNB was then combined with the Corporation. Immediately thereafter, and on the same day, Citizens was combined with Dale and the resulting entity was named Cenwest National Bank ("Cenwest"). On May 31, 1990 the Corporation affiliated with Peoples Bank and Trust Company ("PBT"), a Pennsylvania-chartered bank and trust company in Jennerstown, Somerset County. On April 30, 1992 the Corporation affiliated with Central Bank ("Central"), a Pennsylvania-chartered bank in Hollidaysburg, Blair County. On December 31, 1993 the Corporation affiliated with Peoples Bank of Western Pennsylvania ("PBWPA"), a Pennsylvania-chartered commercial bank in New Castle, Lawrence County. On September 27, 1994 the Corporation affiliated with United National Bancorporation, ("United"), a bank holding company, and its wholly-owned subsidiaries. Unitas National Bank ("Unitas Bank") a national bank headquartered in Chambersburg, Franklin County, Pennsylvania and Unitas Mortgage Corporation ("Unitas Mortgage") were the only active subsidiaries of United. Unitas Mortgage engaged in the origination of mortgages for sale in the secondary mortgage market and is headquartered in Carlisle, Pennsylvania. Upon merger, United was combined with the Corporation and its subsidiaries became subsidiaries of the Corporation. On September 29, 1994 the Corporation affiliated with Reliable Financial Corporation ("RFC"), a savings and loan holding company and its wholly-owned subsidiary, Reliable Savings Bank, PaSA ("RSB"), a state-chartered, federally insured savings bank headquartered in Bridgeville, Pennsylvania. As a result of the merger, RFC became a wholly-owned subsidiary of the Corporation, with its principal places of business in Allegheny and Washington Counties in western Pennsylvania.

Effective at the close of business November 13, 1995 seven wholly-owned subsidiary banks of the Corporation including NBOC, Cenwest, Leechburg, PBT, Central, PBWPA and Unitas Bank merged into Deposit, also a wholly-owned subsidiary, under the Deposit charter. The name of the surviving bank was immediately changed to First Commonwealth Bank ("FCB"); and the principal place of business was moved to Indiana, Indiana County, Pennsylvania. The subsidiary banks continue to operate in their local communities in central and western Pennsylvania, as divisions of First Commonwealth Bank, doing business under the following names: NBOC Bank, Deposit Bank, Cenwest Bank, First Bank of Leechburg, Peoples Bank, Central Bank, Peoples Bank of Western Pennsylvania and Unitas Bank.

Commonwealth Systems Corporation ("CSC") was incorporated as a Pennsylvania business corporation in 1984 by the Corporation to function as its data processing subsidiary and it has its principal place of business in Indiana, Pennsylvania. Before August 1984, it had operated as the data processing department of NBOC. First Commonwealth Trust Company ("FCTC") was incorporated on January 18, 1991 as a Pennsylvania chartered trust company to render general trust services. The trust departments of Subsidiary Banks were combined to form FCTC, and the corporate headquarters are located in Indiana, Pennsylvania. The Corporation and its subsidiaries employed approximately 1,060 persons (full-time equivalents) at December 31, 1995.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Through FCB, the Corporation traces its banking origins to 1866. FCB and RSB conduct their business through 81 community banking offices in 52 communities in the counties of Adams (1 office), Allegheny (2), Armstrong
(3), Beaver (1), Bedford (4), Blair (7), Cambria (11), Centre (4), Clearfield (6), Elk (3), Franklin (2), Huntingdon (7), Indiana (8), Jefferson (4), Lawrence (6), Somerset (6), Washington (1) and Westmoreland
(5).

FCB engages in general banking business and offers a full range of financial services. FCB offers such general retail banking services as demand, savings and time deposits; mortgage, consumer installment and commercial loans; and credit card loans through MasterCard and VISA. RSB is a full service savings association. Although approximately 80% of its loan portfolio consists of loans secured by mortgages on 1-4 family residences, it offers various loan services, including secured and unsecured, commercial and consumer loans, construction and commercial mortgages and lease financing. RSB also offers a full range of deposit products.

FCB and RSB (Banks) operate a network of 59 automated teller machines ("ATMs") which permit their customers to conduct routine banking transactions 24 hours a day. Of the ATMS, 41 are located on the premises of their main or branch offices and 18 are in remote locations. All the ATMs are part of the MAC network which consist of over 19,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 16 states, of which 14 are east of Mississippi River. The Banks' MAC customers may use the HONOR Network, which has 9,800 ATM's located primarily in the southeast quadrant of the United States. The ATM's operated by the Banks are also part of the global MasterCard/Cirrus network which is comprised of more than 168,900 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders. Such networks allow the Bank's customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

In addition to funds access through the use of ATMs, the MAC debit card offered to the Banks deposit customers may be used at 150,000 point of sale terminals on the MAC system as well as being used on the global MasterCard system for the purchase of goods and services. The MAC debit card provides customers with the almost universal acceptability of a credit card combined with the convenience of direct debit to the customers checking account.

CSC is the data processing subsidiary of the Corporation. It provides on-line general ledger accounting services and bookkeeping services for deposit and loan accounts to the Corporation, the Subsidiary Banks and two other bank customer located in Pennsylvania. CSC also acts as a centralized purchasing agent for the purchase of computer hardware and software products by the Corporation and subsidiaries as well as providing technical support for the installation and use of these products. It competes, principally with data processing subsidiaries of other, mostly larger, banks, on the basis of the price and quality of its services and the speed with which such services are delivered.

FCTC has four branch offices in the service areas of the Banks and offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

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

Competition

The Banks, FCTC and Unitas Mortgage face intense competition, both from within and without their service areas, in all aspects of business. The Banks compete for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within their service areas. With respect to loans to larger businesses the Banks also complete with much larger banks located outside of their service areas. They also compete, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions. In recent years they have encountered significant competition for deposits from money market funds and institutions that offer annuities located throughout the United States. Money market funds pay dividends to their shareholders (which are the equivalent are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by the Subsidiary Banks. Annuities accumulate interest on the amounts deposited over a predetermined time period. The depositor is then entitled to withdraw his funds for a fixed period of time or until death. The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made. In addition to savings and loan associations and credit unions, the Banks also compete for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout their service areas. The Banks believe that the principal means by which they compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of their offices and ATMs, the sophistication and quality of their services and the prices (primarily interest rates) of their services. Additionally, the Banks intend to remain competitive by offering financial services that target specific customer needs. Examples of such specialized products include the "Sentry CD Watch" which provides certificate of deposit rates of competitors to members of the Banks' "Senior Accent" club, available to customers age 50 or better, and introduction of the "Too Good To Be True" mortgage product, available to first time home buyers. Specific customer needs are also met through an enhanced customer delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the Banks' branch offices.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Supervision and Regulation (Continued)

The Bank Holding Company Act and Regulation Y of the Federal Reserve Board require every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares or substantially all of the assets of a bank or merge or consolidate with another bank holding company. The Federal Reserve Board may not approve acquisitions by FCFC of such percentage of voting shares or substantially all the assets of any bank located in any state other than Pennsylvania unless the laws of such state specifically authorize such an acquisition.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth Bank and Reliable Savings Bank

FCB is a Pennsylvania-chartered bank and is not a member of the Federal Reserve System. FCB is subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"), and subject to certain regulations of the Federal Reserve Board. RSB is a Pennsylvania-chartered savings association and is subject to the supervision of and is regularly examined by the Pennsylvania Department of Banking and the OTS. FCB is a member of the FDIC while RSB is a member of the Savings and Loan Insurance Fund of the FDIC. As such, both FCB and RSB are subject to examination by the FDIC.

The areas of operation subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosures, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends. Community Reinvestment Act evaluations, mandatory external audits, establishment of branches and other aspects of operations. Under the Pennsylvania Banking Code, a state or national bank or a savings association located in Pennsylvania may establish branches anywhere in the state.

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisition. On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction. As of December 31, 1995 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, of which the following 18 are east of the Mississippi River: Connecticut, Delaware, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Rhode Island, Tennessee, Vermont and West Virginia. A similar law is applicable to savings associations and savings and loan holding companies.

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

Effects of Governmental Policies

The business and earnings of the Corporation are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States Government and its agencies, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Effects of Governmental Policies (Continued)

policy used by the Federal Reserve Board to implement these objectives are open market operations in United States government securities, changes in the discount rate on borrowings by member banks and savings institutions from the Federal Reserve System and changes in reserve requirements against bank and savings institution deposits. These instruments, together with fiscal and economic policies of various governmental entities, influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans, received on investments or paid for deposits.

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

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana county Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s. The Corporation, NBOC and CSC occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and which contains a renewal option. Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines. In order to support future expansion needs and centralization of various functional areas such as loan processing, marketing, and accounting, the Corporation also owns two additional structures, free of all liens and encumbrances. These facilities currently provide office space for the Corporation, CSC, FCTC and FCB. The Banks have 81 banking facilities of which 27 are leased and 54 are owned in fee, free of all liens and encumbrances. All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities. Management believes all such facilities to be in good repair and well suited to their uses. Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

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

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF". The approximate number of holders of record of the Corporation's common stock is 8,300. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1995
First Quarter           $14.750          $13.250          $0.160
Second Quarter          $15.875          $13.875          $0.160
Third Quarter           $16.375          $14.500          $0.160
Fourth Quarter          $17.875          $15.750          $0.180

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

                                                             Years Ended December 31,
                                              1995         1994         1993         1992         1991

Interest income.......................      $175,701     $159,644     $154,990     $155,606     $150,627
Interest expense......................        82,418       69,102       67,164       73,295       82,205

  Net interest income.................        93,283       90,542       87,826       82,311       68,422
Provision for possible loan losses....         4,125        2,896        2,920        3,744        5,451
  Net interest income after provision
    for possible loan losses..........        89,158       87,646       84,906       78,567       62,971

Securities gains (losses).............          (603)       5,536        3,528          955          711
Other operating income................        11,007       10,635       10,960        9,362        7,465
Other operating expenses..............        62,062       60,855       59,405       54,957       46,147
      Income before taxes and cumulative
       effect of change in accounting
       method.........................        37,500       42,962       39,989       33,927       25,000
Applicable income taxes...............        11,974       14,226       12,444        9,393        6,305
      Income before cumulative effect
       of change in accounting method.        25,526       28,736       27,545       24,534       18,695
Cumulative effect of change in
  accounting method...................           -0-          -0-          865          -0-          -0-
Net income............................      $  5,526     $ 28,736     $ 28,410     $ 24,534     $ 18,695

Per Share Data
  Net income before cumulative effect
   of change in accounting method.....         $1.16        $1.28        $1.23        $1.12        $0.89
  Cumulative effect of change in
   accounting method..................          0.00         0.00         0.04         0.00         0.00
  Net income..........................         $1.16        $1.28        $1.27        $1.12        $0.89

  Dividends declared..................         $0.66        $0.58        $0.51        $0.55        $0.38

  Average shares outstanding..........    22,005,427   22,432,062   22,416,360   21,983,845   20,899,175

At End of Period
  Total assets........................    $2,364,307   $2,334,921   $2,252,836   $2,077,824   $1,746,365
  Investment securities...............       748,702      813,687      909,166      703,227      559,127
  Loans and leases, net of unearned
    income............................     1,487,542    1,377,794    1,211,109    1,165,494    1,009,595
  Reserve for possible loan losses....        18,152       17,337       16,483       15,828       10,681
  Deposits............................     1,962,760    1,881,060    1,822,085    1,788,226    1,519,044
  Long-term debt......................         5,261        7,596        7,363        8,130        6,524
  Shareholders' equity................       252,276      225,135      228,910      210,687      178,984

Key Ratios
  Return on average assets............         1.10%       1.26%        1.32%        1.26%        1.12%
  Return on average equity............        10.55%      12.55%       12.86%       12.30%       11.82%
  Net loans to deposit ratio..........        74.86%      72.32%       65.56%       64.29%       65.78%
  Dividends per share as a percent of
    net income per share..............        56.90%      45.31%       40.16%       49.11%       42.70%
  Average equity to average assets
    ratio.............................        10.39%      10.01%       10.23%       10.26%        9.52%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation (the "Corporation") including its subsidiaries for the years ended December 31, 1995, 1994 and 1993 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

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

Results of Operations

Net income in 1995 was $25.5 million, a decrease of $3.2 million from the 1994 level of $28.7 million and compared to $28.4 million reported in 1993. Earnings per share decreased $0.12 per share in 1995 to $1.16. Earnings per share before the cumulative effect of the change in accounting method increased $0.05 per share in 1994 to $1.28 from $1.23 reported in 1993. The impact of net securities transactions decreased earnings per share $0.27 in 1995 while changes in net interest income increased earnings by $0.20 per share. Merger costs in 1994 reduced earnings by $0.07 per share. Included in the salary and benefits costs in 1995 were early retirement costs and other benefit adjustments resulting in a $0.05 per share adjustment. Return on average assets was 1.10% and return on average equity was 10.55% during 1995 compared to 1.26% and 12.55%, respectively for 1994. Return on average assets was 1.32% during 1993 while return on average equity was 12.86%.

The following is an analysis of the impact of changes in net income on earnings per share:

                                            1995              1994
                                             vs.               vs.
                                            1994              1993

Net income per share, prior year           $1.28             $1.27

Increase (decrease) from changes in:
  Net interest income                       0.20              0.12
  Provision for possible loan losses       (0.06)             0.00
  Security transactions                    (0.27)             0.09
  Other income                              0.02             (0.02)
  Salaries and employee benefits           (0.16)            (0.03)
  Occupancy and equipment costs            (0.02)             0.01
  Merger expenses                           0.07             (0.07)
  FDIC expense                              0.08              0.00
  Other expenses                           (0.07)             0.03
  Provision for income taxes                0.09             (0.08)
Subtotal                                    1.16              1.32
Cumulative effect of change in accounting
  method                                    0.00             (0.04)
Net income per share                       $1.16             $1.28

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $93.3 million in 1995 compared to $90.5 million in 1994 and $87.8 million in 1993. The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 1995.

11

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis
                                                     Average Balance Sheets and Net Interest Analysis
                                                                (Dollar Amounts in Thousands)

                                             1995                             1994                             1993
                                 Average    Income/   Yield or    Average    Income/   Yield or    Average    Income/   Yield or
                                 Balance    Expense   Rate(a)     Balance    Expense   Rate(a)     Balance    Expense   Rate(a)
Assets
Interest-earning assets:
  Time deposits with banks    $    8,552    $    486    5.69%  $   14,677    $    600    4.09%  $   37,905   $  1,275     3.36%
  Investment securities          769,006      45,600    6.12      870,656      48,645    5.80      818,319     47,988     6.07
  Federal funds sold              17,712       1,033    5.83        4,138         186    4.49        8,865        268     3.02
  Loans (b) (c), net of
    unearned income            1,421,004     128,582    9.11    1,283,866     110,213    8.66    1,187,236    105,459     9.01
   Total interest-
      earning assets           2,216,274     175,701    8.04    2,173,337     159,644    7.48    2,052,325    154,990     7.71

Noninterest-earning assets:
  Cash                            53,752                           54,542                           48,794
  Reserve for loan losses        (17,584)                         (17,120)                         (16,399)
  Other assets                    77,843                           77,498                           74,596
   Total noninterest-
      earning assets             114,011                          114,920                          106,991
    Total Assets              $2,330,285                       $2,288,257                       $2,159,316

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing
    demand deposits           $  208,330       3,108    1.49%  $  226,824       3,764    1.66%  $  226,902      4,686     2.07%
  Savings deposits               464,021      11,858    2.56      503,327      11,520    2.29      493,323     11,908     2.41
  Time deposits                1,060,070      58,855    5.55      948,804      45,901    4.84      922,456     46,473     5.04
  Short-term borrowings          141,474       8,013    5.66      168,929       7,394    4.38       99,943      3,641     3.64
  Long-term debt                   7,010         584    8.33        7,744         523    6.75        7,985        456     5.71
    Total interest-
      bearing liabilities      1,880,905      82,418    4.38    1,855,628      69,102    3.72    1,750,609     67,164     3.84

Noninterest-bearing
 liabilities and capital:
  Noninterest-bearing
    demand deposits              185,889                          185,058                          170,293
  Other liabilities               21,429                           18,576                           17,428
  Shareholders' equity           242,062                          228,995                          220,986
    Total noninterest-
      bearing funding sources    449,380                          432,629                          408,707
      Total Liabilities and
        Shareholders' Equity  $2,330,285                       $2,288,257                       $2,159,316

 Net Interest Income and
    Net Yield On Interest-
    earning Assets                          $ 93,283    4.32%                $ 90,542    4.30%               $ 87,826     4.43%

(a) Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b) Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c) Loan income includes net loan fees.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Both interest income and interest expense increased as volumes increased. Average interest-earning assets increased $42.9 million in 1995. Average loans increased $137.1 million in 1995 and were supported by deposit growth and maturities of investment securities.

During 1995 average investment securities decreased $101.7 million, primarily as a result of the sale of $74.0 million of U.S. Treasury securities, the proceeds of which were used to pay off short-term borrowings. The investment securities sold had an average yield of 4.91% while the short-term borrowings had an average cost over the remainder of the year of 5.74%. This transaction increased net interest income by $342 thousand in 1995. The sale of U.S. Treasury securities during 1995 also had a favorable impact on total investment yields during the year as the securities sold had a lower yield compared to other securities in the portfolio.

Both asset yields and the cost of funds increased in 1995. Asset yields, on a tax-equivalent basis, increased 56 basis points (0.56%) during 1995 while the cost of funds increased 66 basis points (0.66%). Conversely, during 1994 both asset yields and cost of funds decreased. Asset yields decreased 23 basis points (0.23%) in 1994 while the cost of funds decreased 12 basis points (0.12%). During 1995 loan yields increased 45 basis points (0.45%) when compared to the year ended December 31, 1994, but may have reached their peak. After improving each quarter of 1994 and 1995, loan yields declined during the fourth quarter of 1995. Loan yields may decline further as the portfolio is impacted by declining interest rates and innovative loan product offerings which bear lower introductory interest rates. These loan products are designed to initiate relationships in the early stages of a customer's financial life cycle so they may be developed thereafter with more traditional banking products and services. Any initial earnings reduction related to the new products are expected to produce long-term profitable relationships and loan yields.

Prepayments of mortgage backed securities ("MBS") remained steady during 1995 and have not been significantly impacted by declining interest rates. The primary risk of owning MBS relates to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment speeds. As interest rates increase, prepayment speeds generally decline, resulting in a longer average life of a MBS. Conversely as interest rates decline, prepayment speeds increase, resulting in a shorter average life of a MBS. Using computer simulation models, the Corporation tests the average life and yield volatility of all MBSs under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits. The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. Government and Agency securities.

Average interest-bearing deposits increased $53.5 million during 1995 as a result of declines of $57.8 million in interest-bearing demand deposits and savings accounts combined with increases of $111.3 million in time deposits. Time deposits increased primarily in the 12 to 23 month maturity range. Since renewal rates were higher than the expiring rates for most of 1995, these deposits experienced a rate increase of 189 basis points (1.89%) compared to 1994. Deposit costs increased 57 basis points (0.57%) during 1995 while deposit costs declined 20 basis points (0.20%) during 1994. Although the cost of funds increased more rapidly than earning asset yields during 1995, loan growth throughout the year maintained the margin. Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets), was 4.32% during 1995 compared to 4.30% in 1994 and 4.43% in 1993. The Corporation's use of computer modeling to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion herein.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The following table shows the effect of changes in volumes and rates on interest income and interest expense.
                                    Analysis of Year-to-Year Changes in Net Interest Income
                                               (Dollar Amounts in Thousands)

                                       1995 Change from 1994                    1994 Change from 1993
                                 Total     Change Due    Change Due       Total     Change Due    Change Due
                                 Change    to Volume      to Rate         Change    to Volume      to Rate
Interest-earning assets:
    Time deposits with banks   $  (114)     $  (251)      $   137         $ (675)    $  (780)      $   105
    Securities                  (3,045)      (5,896)        2,851            657       3,177        (2,520)
    Federal funds sold             847          609           238            (82)       (143)           61
    Loans                       18,369       11,876         6,493          4,754       8,706        (3,952)
      Total interest income     16,057        6,338         9,719          4,654      10,960        (6,306)
Interest-bearing liabilities:
    Deposits                    12,636        4,176         8,460         (1,882)      1,567        (3,449)
    Short-term borrowings          619       (1,202)        1,821          3,753       2,511         1,242
    Long-term debt                  61          (50)          111             67         (14)           81
      Total interest expense    13,316        2,924        10,392          1,938       4,064        (2,126)
      Net interest income      $ 2,741      $ 3,414       $  (673)        $2,716     $ 6,896       $(4,180)

The provision for possible loan losses is an amount added to the reserve against which loan losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the reserve in relation to the risks inherent within the loan portfolio. The provision for possible loan losses was $4.1 million in 1995 compared to $2.9 million in 1994 and 1993. The provision for possible loan losses increased in 1995 as a result of growth in the portfolio as a whole, combined with charge-offs and increased delinquencies of consumer installment and revolving credit loans. Net charge-offs against the reserve for possible loan losses were $3.3 million, or 0.23% of average total loans in 1995. This compared to $2.0 million in 1994 and $2.3 million in 1993. Net charge-offs were 0.16% and 0.19% of average total loans in 1994 and 1993, respectively. Although charge-offs as a percentage of average total loans increased for 1995 in comparison to prior periods, this increase has not exceeded peer averages. In response to charge-offs during the fourth quarter of 1995 in the amount of $1.3 million, of which more than half were loans to individuals, the provision for possible loan losses in the fourth quarter of 1995 was $1.7 million. For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The following table presents an analysis of the consolidated reserve for possible loan losses for the five years ended December 31, 1995 (dollars in thousands):

                                                    Summary of Loan Loss Experience

                                           1995       1994       1993       1992      1991

Loans outstanding at end of year        $1,487,542 $1,377,794 $1,211,109 $1,165,494 $1,009,595

Average loans outstanding               $1,421,004 $1,283,866 $1,187,236 $1,094,197 $  977,620

Reserve for possible loan losses:
Balance, beginning of year              $   17,337 $   16,483 $   15,828 $   10,681 $    9,277
Addition as result of acquisition              -0-        -0-       -0-       4,501        -0-

Loans charged off:
  Commercial, financial and agricultural     1,161      1,246        774        860      2,007
  Loans to individuals                       2,316      1,676      1,825      1,906      1,889
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                       218         23        791        706        447
  Real estate-residential                      423        179        357        650        424
  Lease financing receivables                   52         52        106        127        117
    Total loans charged off                  4,170      3,176      3,853      4,249      4,884

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       132        254        563        371        153
  Loans to individuals                         518        563        565        397        600
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                        56        249        276        317         27
  Real estate-residential                       55         61        177         47         47
  Lease financing receivables                   99          7          7         19         10
    Total recoveries                           860      1,134      1,588      1,151        837
    Net loans charged off                    3,310      2,042      2,265      3,098      4,047
Provision charged to expense                 4,125      2,896      2,920      3,744      5,451

Balance, end of year                    $   18,152 $   17,337 $   16,483 $   15,828 $   10,681

Ratios:
  Net charge-offs as a percentage
    of average loans outstanding             0.23%      0.16%      0.19%      0.28%      0.41%
  Reserve for possible loan losses
    as a percentage of average loans
    outstanding                              1.28%      1.35%      1.39%      1.45%      1.09%

Total other operating income declined $5.8 million in 1995 to $10.4 million from $16.2 million reported in 1994 and can be compared to $14.5 million in 1993. Net securities losses of $603 thousand in 1995 compared to securities gains of $5.5 million in 1994 resulted in a decrease of $6.1 million. The securities losses during 1995 resulted from the sale of $77.6 million of securities, primarily U.S. Treasury securities classified as "available for sale". As previously described in this discussion, the proceeds from the sale of $74.0 million of these U.S. Treasury securities were used to pay off short-term borrowings. This transaction is expected to result in a net improvement in net interest income in excess of the net loss on the sale. Since the short-term borrowings were at a variable rate, the exact benefit is not determinable until after the securities would have matured.

During 1994 $7.5 million of securities classified as "held-to-maturity" were sold at a net gain of $16 thousand. All but one security were called and were sold within three months of the call date. The remaining security was sold because of a significant deterioration of the issuer's creditworthiness. Also during 1994, the Corporation sold 115,000 shares of Federal Home Loan Mortgage Corporation common stock with a book value of $970 thousand for a gain of $5.3 million in anticipation of a market value decline if interest rates continued to rise.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

During 1993 marketable equity securities with a book value of $1.6 million were sold for a $1.0 million gain. The remaining securities transactions during 1994 and 1993 were primarily the sales of U.S. Treasury securities, U.S. Government agency securities maturing within a year and proceeds were reinvested in U.S. Treasury securities and U.S. Government agency securities with maturities of 2-4 years.

Although the market values of assets managed increased during 1995, trust income decreased by $53 thousand, primarily as a result of lower income on estates than in prior periods. Trust income decreased $106 thousand during 1994 as the market value of assets managed declined, reflecting the turbulent bond and stock markets, thereby reducing the billing basis for many of the trust accounts. Service charges on deposits increased for all periods reported, primarily as a result of increased average total deposits.

Total other operating expenses increased $1.2 million to $62.1 million in 1995 and compared to $60.9 million and $59.4 million in 1994 and 1993, respectively. Results for the 1994 period included merger costs of $1.7 million.

Employee costs during 1995 were $33.0 million, an increase of $3.0 million over the 1994 level of $30.0 million. Included in employee costs for 1995 were early retirement settlements and other benefit adjustments of $1.3 million. Excluding early retirement settlements and other benefit adjustments, employee costs increased 5.8% during 1995 primarily because of an increase in the number of full time equivalent employees in customer service areas and the cost of employee insurances and hospitalization. Employee costs as a percentage of average assets was 1.42% in 1995 up from 1.31% in 1994 and 1.36% in 1993. Salary levels are generally maintained through attrition management programs. Cost savings for 1996 can be anticipated in hospitalization expenses as a result of converting to a managed health care plan beginning in January 1996. Employee costs will also be impacted positively as various functional areas of the Corporation, such as accounting, human resource and marketing are redesigned to more efficiently support the new organizational structure resulting from the merger of eight commercial bank subsidiaries into a single operating unit during 1995.

Net occupancy expense and furniture and equipment increased $360 thousand in 1995 as a result of increased utilization of leased equipment. As various operational areas of the organization such as loan processing are redesigned for greater efficiency, leased equipment is being used until long-term equipment requirements can be identified. Leased equipment although increasing costs over the short-term will allow for flexibility in systems design and save costs over the long-term as furniture and equipment will not be purchased until the process redesign has been completed. Net occupancy expense and furniture and equipment increased in 1994 as the costs of maintenance and repairs decreased and depreciation increased as the process of automating loan documentation and the branch network progressed. This upgrade is expected to improve platform productivity and reduce loan documentation risks.

The deposit insurance assessment from the Federal Deposit Insurance Corporation ("FDIC") decreased by $1.8 million in 1995 to $2.4 million from $4.2 million and $4.1 million in 1994 and 1993 respectively. Since the FDIC Bank Insurance Fund has reached its regulatory cap the assessment rate for banks was reduced from $0.23 per $100 of deposits to $0.04 per $100 of deposits effective June, 1995. For 1996 the Corporation's commercial bank subsidiary will be assessed the minimum FDIC assessment of $2 thousand. As a result of the Savings and Loan Insurance Fund remaining underfunded, Congress could enact an additional one-time pretax assessment against the thrift deposits of the Corporation during 1996. While the amount and likelihood of the assessment is uncertain the impact could be as much as $1.0 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Other operating expenses decreased $374 thousand in 1995 to $18.2 million and can be compared to $18.6 million in 1994 and $17.7 million in 1993. The 1994 period contained merger related expenses in the amount of $1.7 million. After adjusting the 1994 total for the $1.7 million of merger costs deducted, other operating expenses really increased by $1.3 million in 1995 and decreased by $835 thousand in 1994. The amortization of core deposit intangibles decreased $210 thousand in 1995 and $484 in 1994 as the intangibles related to mergers which occurred in 1984 and 1985 became fully
amortized in 1995.   The primary cost increases which occurred in 1995
included the collection of loans or the disposition of real estate acquired in lieu of loan repayment. Additional expenses of $129 thousand were also incurred during 1995 as a result of the conversion of computer systems of recently acquired subsidiaries to those of the Corporation and conversion of a new trust processing system by the Corporation's trust subsidiary. Stationery and supplies expense increased by $196 thousand during 1995 primarily as a result of the merger of eight commercial bank subsidiaries which caused some supplies to become obsolete. Aggressive marketing of innovative products and specialized customer services during 1995 caused increases in advertising, promotions and printing expenses totalling $299 thousand. Postage costs increased $131 thousand in 1995 as a result of rate increases. Restructuring costs had an impact on legal and professional fees which increased by $296 thousand during 1995 as organizational changes were evaluated and implemented.

Income tax expense was $12.0 million during 1995 representing a decrease of $2.3 million over the 1994 total of $14.2 million and compared to $12.4 million in 1993. Taxable income decreased $6.4 million during 1995 while taxable income increased $5.3 million in 1994. The Corporation's effective tax rate decreased to 31.9% in 1995 from 33.1% in 1994 and compares to 31.1% in 1993. The most significant factor for the decrease in the 1995 effective rate compared to 1994 is related to the nondeductibility of merger expenses incurred in 1994 for income tax purposes.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Deposits increased $81.7 in 1995 and included $42.3 million in core deposits. Non-core deposits, which are time deposits in denominations of $100 thousand or more represented 8.52% of total deposits at December 31, 1995. Non-core deposits increased by $39.4 million in 1995 primarily as a result of an increase in public funds. Time deposits of $100 thousand or more at December 31, 1995, 1994 and 1993 had remaining maturities as follows:

                                                     Maturity Distribution of
                                                 Large Certificates of Deposit
                                                  (Dollar Amounts in Thousands)

                                           1995               1994               1993
                                     Amount  Percent    Amount  Percent    Amount   Percent
Remaining Maturity:
3 months or less                    $ 40,377   24%     $ 37,968   30%     $ 21,229    20%
Over 3 months through 6 months        26,331   16        10,191    8        16,078    16
Over 6 months through 12 months       32,357   19        17,885   14        17,996    17
Over 12 months                        68,241   41        61,841   48        48,645    47
    Total                           $167,306  100%     $127,885  100%     $103,948   100%

Net loans increased $109.7 million during 1995 primarily in the categories of consumer loans and real estate loans secured by residential properties. In combination these categories represented over 70% of the loan growth during 1995, reflecting a strengthening of consumer loan demand. Below is a schedule of loans by classification for the five years ended December 31, 1995.

                                                          Loans by Classification
                                                       (Dollar Amounts in Thousands)

                                   1995               1994               1993               1992               1991
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
Commercial, financial,
  agricultural and
  other                    $  192,530    13%  $  180,373     13%  $  179,227    14%  $  216,183    18%  $  274,799    26%
Real estate-construction       22,969     1       23,131      2       12,980     1       17,007     1       14,696     1
Real estate-commercial        293,095    19      268,417     19      238,864    19      204,853    17      121,578    12
Real estate-residential       616,661    40      587,734     41      511,889    41      484,218    40      405,078    39
Loans to individuals          381,729    25      332,167     23      279,357    23      259,419    22      212,323    20
Net leases                     24,190     2       30,498      2       26,617     2       23,521     2       19,121     2
  Gross loans and
   leases                   1,531,174   100%   1,422,320    100%   1,248,934   100%   1,205,201   100%   1,047,595   100%
Unearned income               (43,632)           (44,526)            (37,825)           (39,707)           (38,000)
  Total loans, and leases
   net of unearned income  $1,487,542         $1,377,794          $1,211,109         $1,165,494         $1,009,595

An additional source of liquidity are marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of December 31, 1995, securities available for sale had an amortized cost of $242.9 million and a market value of $244.2 million. Gross unrealized gains were $2.3
million and gross unrealized losses were $1.1 million.   Based upon the
Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Below is a schedule of the maturity distribution of securities held to maturity and securities available for sale at December 31, 1995.

                                                   Maturity Distribution of Securities Held to Maturity
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $  5,473                $ 5,122        $ 4,666      $ 15,261     6.51%
After 1 but within 5 years                       121,844                 19,905          8,092       149,841     5.94
After 5 but within 10 years                      176,333                 32,201          3,952       212,486     6.15
After 10 years                                   122,170                  4,621            130       126,921     6.06
     Total                                      $425,820                $61,849        $16,840      $504,509     6.08%



                                              Maturity Distribution of Securities Available for Sale
                                                               At Amortized Cost
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*

Within 1 year                                   $ 37,168                $   272        $   499      $ 37,939     5.06%
After 1 but within 5 years                        95,380                    -0-          1,258        96,638     5.80
After 5 but within 10 years                        1,113                    -0-          1,717         2,830     7.65
After 10 years                                    79,372                    -0-         26,147       105,519     6.70
     Total                                      $213,033                $   272        $29,621      $242,926     6.10%

*Yields are calculated on a tax-equivalent basis.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 1995 and 1994 (Dollar Amounts in Thousands):

                                                            1995
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  515,833    $ 82,754       $167,780      $  766,367
Investments                              18,351      33,319         42,960          94,630
Other interest-earning assets            91,408       6,698          6,272         104,378
     Total interest-sensitive
       assets                           625,592     122,771        217,012         965,375

Certificates of deposit                 223,659     130,053        257,833         611,545
Other deposits                          680,303         -0-            -0-         680,303
Short-term borrowings                   102,527      10,164          6,838         119,529
     Total interest-sensitive
       liabilities                    1,006,489     140,217        264,671       1,411,377
     Gap                             $ (380,897)   $(17,446)      $(47,659)     $ (446,002)

ISA/ISL                                   0.62        0.88           0.82            0.68
Gap/Total assets                         16.11%       0.74%          2.02%          18.86%

                                                            1994
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days

Loans                                $  423,116    $ 95,292       $182,799      $  701,207
Investments                              20,298      24,414         55,647         100,359
Other interest-earning assets            92,845       6,696          6,707         106,248
     Total interest-sensitive
       assets                           536,259     126,402        245,153         907,814

Certificates of deposit                 166,557     114,482        125,588         406,627
Other deposits                          687,882         -0-            -0-         687,882
Short-term borrowings                   174,728      16,554          4,074         195,356

     Total interest-sensitive
       liabilities                    1,029,167     131,036        129,662       1,289,865
     Gap                             $ (492,908)   $ (4,634)      $115,491      $ (382,051)

ISA/ISL                                   0.52        0.96           1.89            0.70
Gap/Total assets                         21.11%       0.20%          4.95%          16.36%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Final loan maturities and rate sensitivity of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 1995 were as follows (Dollar Amounts in Thousands):

                               Within One   One to     After
                                  Year      5 Years   5 Years   Total

Commercial and industrial       $ 85,772   $ 39,145  $ 38,417  $163,334
Financial institutions               180         47       -0-       227
Real estate-construction          16,580      2,170     4,219    22,969
Real estate-commercial            74,053     66,772   152,270   293,095
Other                              3,699      6,586    18,684    28,969
      Totals                    $180,284   $114,720  $213,590  $508,594

Loans at fixed interest rates                77,995   134,155
Loans at variable interest rates             36,725    79,435
      Totals                               $114,720  $213,590

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

The analysis at December 31, 1995 indicated that a 300 basis point movement in interest rates in either direction would not have a significant impact on the Corporation's anticipated net interest income over the next twelve months.

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

In the management of its credit portfolio, the Corporation emphasizes the importance of the collectibility of loans and leases as well as asset and earnings diversification. The Corporation immediately recognizes as a loss all credits judged to be uncollectible and has established a reserve for possible credit losses that may exist in the portfolio at a point in time, but have not been specifically identified.

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

Since all identified losses are immediately charged off, no portion of the reserve is restricted to any individual credit or groups of credits, and the entire reserve is available to absorb any and all credit losses. However, for analytical purposes, the following table sets forth an allocation of the reserve for possible loan losses at December 31 according to the categories indicated:

                                          Allocation of the Reserve for Possible Loan Losses
                                                    (Dollar Amounts in Thousands)
                                           1995       1994       1993      1992       1991

Commercial, industrial, financial,
  agricultural and other                 $ 1,800    $ 2,443    $ 2,541    $ 5,488   $ 4,579
Real estate-construction                     220        215        146         98       124
Real estate-commercial                     3,253      3,328      3,389      1,750     1,405
Real estate-residential                    4,334      4,532      4,151      3,186     1,481
Loans to individuals                       2,377      2,417      1,978      1,991     1,343
Lease financing receivables                  162        243        552        182       139
Unallocated                                6,006      4,159      3,726      3,133     1,610
    Total                                $18,152    $17,337    $16,483    $15,828   $10,681
Reserve as percentage
  of average total loans                   1.28%      1.35%      1.39%      1.45%     1.09%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The unallocated portion of the reserve for possible loan losses increased during 1995 in both total dollars and as a percentage of the total reserve. Various factors impacted this increase but most notably were an amount set aside to provide for loan growth and an increase in net charge-offs in the fourth quarter of 1995 which reduced the balances for which a specific reserve had been allocated.

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

                                           Nonperforming and Impaired Assets and Effect on Interest
                                                          Income Due to Nonaccrual
                                                       (Dollar Amounts in Thousands)

                                               1995        1994       1993       1992       1991
Loans on nonaccrual basis                    $ 7,419     $ 9,575    $ 9,672    $ 9,328    $ 6,089
Past due loans                                 7,881       6,936      9,106      7,578      6,266
Renegotiated loans                               803         733      1,413      1,229      1,086
   Total nonperforming loans                 $16,103     $17,244    $20,191    $18,135    $13,441

Nonperforming loans as a percentage of
  total loans                                  1.08%       1.25%      1.67%      1.56%      1.33%

Reserve as percentage of nonperforming
  loans                                      112.72%     100.54%     81.64%     87.28%     79.47%

Other real estate owned                      $ 1,408     $ 2,269     $5,590     $4,894     $2,599

Gross income that would have been
  recorded at original rates                 $   857     $ 1,085    $   929    $ 1,080    $   579

Interest that was reflected in income            161         164        204        139         41

Net reduction to interest income due to
   nonaccrual                                $   696     $   921    $   725    $   941    $   538

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

The ratio of the reserve for possible loan losses as a percentage of nonperforming loans has steadily increased over the past five years strengthening the reserve's ability to absorb credit losses. At December 31, 1995 the ratio of the reserve for possible loan losses as a percentage of nonperforming loans remains lower than the Corporation's peers and although this ratio is an indicator of the strength of the reserve for possible loan losses it does not in itself measure loan loss reserve adequacy. Other factors to be considered include historical loan losses and nonperforming loan levels. These measurements were favorable when compared to peer group levels over the past five years. Management believes that the reserve for possible loan losses and nonperforming loans remains safely within acceptable levels.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Effective January 1, 1995 the Corporation adopted Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan" ("FAS No. 114"), as amended by Statement No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures" ("FAS No. 118"). This statement addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. For an analysis of the impact of implementation of FAS No. 118 see NOTE 7 to the consolidated financial statements.

Capital Resources

Equity capital increased $27.1 million in 1995 to $252.3 million. Dividends declared decreased equity by $14.8 million, an increase over the 1994 period as the dividend rate was increased. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of additional advances, and fair value adjustments to unearned ESOP shares, increased equity capital by $675 thousand. The market value adjustment to securities available for sale increased capital by $17.3 million as market values rebounded. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $342 thousand. The cost of purchasing treasury shares decreased equity by $1.6 million while proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity capital by $316 thousand during 1995.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Capital Resources (Continued)

The table below presents the Corporation's capital position at December 31,
1995:
                                                       Percent
                                          Amount     of Adjusted
                                     (in thousands)     Assets

Tier I  Capital                         $238,186        16.5
Risk-Based Requirement                    57,607         4.0

Total Capital                            256,331        17.8
Risk-Based Requirement                   115,214         8.0

Minimum Leverage Capital                 238,186        10.2
Minimum Leverage Requirement              93,369         4.0


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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollar Amounts in Thousands)

                                                     December 31,
                                                  1995           1994

Assets
  Cash and due from banks on demand...........$   62,381     $   66,055
  Interest-bearing deposits with banks........     8,288         13,686
  Federal funds sold..........................     4,800            -0-
  Securities available for sale, at market....   244,193        443,189
  Securities held to maturity, at cost, market
   value $503,568 in 1995 and $348,074 in 1994   504,509        370,498

  Loans....................................... 1,531,174      1,422,320
    Unearned income...........................   (43,632)       (44,526)
    Reserve for possible loan losses..........   (18,152)       (17,337)
         Net loans............................ 1,469,390      1,360,457

  Property and equipment......................    29,435         29,196
  Other real estate owned.....................     1,408          2,269
  Other assets................................    39,903         49,571
         Total assets.........................$2,364,307     $2,334,921

Liabilities
  Deposits (All Domestic):
    Noninterest-bearing.......................$  200,939     $  199,172
    Interest-bearing.......................... 1,761,821      1,681,888
         Total deposits....................... 1,962,760      1,881,060

  Short-term borrowings.......................   120,774        201,706
  Other liabilities...........................    23,236         19,424
  Long-term debt..............................     5,261          7,596
         Total liabilities.................... 2,112,031      2,109,786

Shareholders' Equity
  Preferred stock, $1 par value per
    share, 3,000,000 shares authorized
    and unissued..............................       -0-            -0-
  Common stock, $1 par value per share,
    100,000,000 shares authorized, 22,436,628
    shares issued and 22,371,626 outstanding
    in 1995; 22,436,628 shares issued and
    22,430,728 shares outstanding in 1994.....    22,437         22,437
  Additional paid-in capital..................    77,226         77,964
  Retained earnings...........................   157,576        146,814
  Unrealized gain (loss) on securities
    available for sale, net of taxes..........       511        (16,802)
  Treasury stock (65,002 and 5,900 shares at
    December 31, 1995 and 1994, respectively
    at cost)..................................      (929)           (82)
  Unearned ESOP shares........................    (4,545)        (5,196)
         Total shareholders' equity...........   252,276        225,135
               Total liabilities and
                shareholders' equity..........$2,364,307     $2,334,921

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
(Dollar Amounts in Thousands, except per share data)

                                                      Years Ended December 31,

                                                1995             1994             1993
Interest Income
  Interest and fees on loans................  $128,582         $110,213         $105,459
  Interest and dividends on investments:
    Taxable interest........................    41,775           44,187           44,068
    Interest exempt from Federal
      income taxes..........................     2,785            3,430            3,068
    Dividends...............................     1,040            1,028              852
  Interest on Federal funds sold............     1,033              186              268
  Interest on bank deposits.................       486              600            1,275

      Total interest income.................   175,701          159,644          154,990

Interest Expense
  Interest on deposits.....................     73,821           61,185           63,067
  Interest on short-term borrowings........      8,013            7,394            3,641
  Interest on long-term debt...............        584              523              456

      Total interest expense...............     82,418           69,102           67,164

Net interest income........................     93,283           90,542           87,826
Provision for possible loan losses.........      4,125            2,896            2,920

Net interest income after provision for
  possible loan losses.....................     89,158           87,646           84,906

Other Income
  Net securities gains (losses)............       (603)           5,536            3,528
  Trust income.............................      2,173            2,226            2,332
  Service charges on deposit accounts......      5,601            5,382            5,208
  Other income.............................      3,233            3,027            3,420

      Total other income...................     10,404           16,171           14,488

Other Expenses
  Salaries and employee benefits...........     33,034           30,035           29,369
  Net occupancy expense....................      4,347            4,238            4,165
  Furniture and equipment expense..........      4,110            3,859            4,085
  FDIC expense.............................      2,373            4,151            4,051
  Other operating expenses.................     18,198           18,572           17,735

      Total other expenses.................     62,062           60,855           59,405

Income before taxes and cumulative
  effect of change in accounting
  method...................................     37,500           42,962           39,989
Applicable income taxes....................     11,974           14,226           12,444

Net income before cumulative effect
  of change in accounting method...........     25,526           28,736           27,545
Cumulative effect of change in
   accounting method.......................        -0-              -0-              865

Net Income.................................    $25,526          $28,736          $28,410

Average Shares Outstanding.................   22,005,427       22,432,062       22,416,360

Per share data:
  Net income before cumulative effect
    of change in accounting method.........      $1.16            $1.28            $1.23
  Cumulative effect of change in
    accounting method......................       0.00             0.00             0.04
  Net income...............................      $1.16            $1.28            $1.27

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)

                                                                           Unrealized
                                                                           Gain (Loss)
                                                                               on
                                                     Additional            Securities    Unearned                  Total
                                            Common    Paid-in    Retained   Available      ESOP      Treasury  Shareholders'
                                             Stock    Capital    Earnings   For Sale      Shares      Stock        Equity
Balance at December 31, 1992...........     $22,517   $79,253    $114,277   $    -0-     $(4,913)    $  (447)    $210,687
 Net income............................         -0-       -0-      28,410        -0-         -0-         -0-       28,410
 Cash dividends declared...............         -0-       -0-      (8,944)       -0-         -0-         -0-       (8,944)
 Cash dividends declared by pooled
  subsidiaries prior to merger.........         -0-       -0-      (2,356)       -0-         -0-         -0-       (2,356)
 Unrealized gain on securities available
  for sale, net of tax effect..........         -0-       -0-         -0-      1,584         -0-         -0-        1,584
 Tax benefit on ESOP dividends.........         -0-       -0-          84        -0-         -0-         -0-           84
 Decrease in unearned ESOP shares......         -0-       -0-         -0-        -0-         464         -0-          464
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (159)        -0-        -0-         -0-         -0-         (159)
 Treasury stock acquired by pooled
  subsidiary...........................         -0-       -0-         -0-        -0-         -0-        (973)        (973)
 Treasury stock reissued by pooled
  subsidiary...........................         -0-       -0-         (91)       -0-         -0-         204          113

Balance at December 31, 1993...........      22,517    79,094     131,380      1,584      (4,449)     (1,216)     228,910

 Net income............................         -0-       -0-      28,736        -0-         -0-         -0-       28,736
 Cash dividends declared...............         -0-       -0-     (11,950)       -0-         -0-         -0-      (11,950)
 Cash dividends declared by pooled
  subsidiaries prior to merger.........         -0-       -0-      (1,328)       -0-         -0-         -0-       (1,328)
 Change in market value of securities
  available for sale, net of tax effect         -0-       -0-         -0-    (18,386)        -0-         -0-      (18,386)
 Tax benefit on ESOP dividends.........         -0-       -0-          81        -0-         -0-         -0-           81
 Increase in unearned ESOP shares......         -0-       -0-         -0-        -0-        (747)        -0-         (747)
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (212)        -0-        -0-         -0-         -0-         (212)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-         (82)         (82)
 Treasury stock reissued by pooled
  subsidiary...........................         -0-       -0-        (105)       -0-         -0-         218          113
 Treasury stock cancelled in merger....         (80)     (918)        -0-        -0-         -0-         998          -0-

Balance at December 31, 1994...........      22,437    77,964     146,814    (16,802)     (5,196)        (82)     225,135

 Net income............................         -0-       -0-      25,526        -0-         -0-         -0-       25,526
 Cash dividends declared...............         -0-       -0-     (14,764)       -0-         -0-         -0-      (14,764)
 Change in market value of securities
  available for sale, net of tax
   effect..............................         -0-       -0-         -0-     17,313         -0-         -0-       17,313
 Decrease in unearned ESOP shares......         -0-        24         -0-        -0-         651         -0-          675
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (342)        -0-        -0-         -0-         -0-         (342)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-      (1,583)      (1,583)
 Treasury stock reissued...............         -0-      (420)        -0-        -0-         -0-         736          316

Balance at December 31, 1995...........     $22,437   $77,226    $157,576   $    511     $(4,545)    $  (929)    $252,276

The accompanying notes are an integral part of these consolidated financial statements.

28

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

                                                                        Years Ended December 31,
                                                                1995             1994             1993
Operating Activities
  Net income............................................       $25,526          $28,736          $28,410
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for possible loan losses.................         4,125            2,896            2,920
     Depreciation and amortization......................         5,126            5,126            5,086
     Net losses (gains) on sales of assets..............           427           (5,555)          (4,050)
     Increase in interest receivable....................          (765)          (1,123)              (2)
     Increase (decrease) in interest payable............         3,349              631             (986)
     Increase (decrease) in income taxes payable........        (2,168)             135              945
     Change in deferred taxes...........................           863              849           (1,181)
     Other - net........................................           544           (3,917)            (697)

        Net cash provided by operating activities.......        37,027            27,778          30,445

Investing Activities
  Transactions with securities held to maturity:
     Sales..............................................         -0-              7,476           99,479
     Maturities and redemptions.........................        49,859          104,915          341,171
     Purchases of investment securities.................       (38,462)         (70,246)        (640,777)
  Transactions with securities available for sale:
     Sales..............................................        76,999           51,427              -0-
     Maturities and redemptions.........................        46,965           73,296              -0-
     Purchases of investment securities.................       (44,342)         (94,197)             -0-
  Proceeds from sales of loans and other assets.........        21,180           13,488           20,406
  Net decrease in time deposits with banks..............         5,398            6,848           34,653
  Net increase in loans.................................      (132,610)        (178,299)         (66,864)
  Purchases of premises and equipment...................        (4,095)          (5,578)          (4,099)
        Net cash used by investing activities...........       (19,108)         (90,870)        (216,031)

Financing Activities
  Proceeds from issuance of long-term debt..............           -0-              -0-              202
  Repayments of long-term debt..........................        (1,684)            (515)            (505)
  Tax benefit of ESOP dividend..........................           -0-               81               84
  Discount on dividend reinvestment plan purchases......          (342)            (212)            (159)
  Dividends paid........................................       (14,326)         (10,878)          (8,571)
  Dividends paid by pooled subsidiaries prior to merger.           -0-           (1,328)          (2,351)
  Acquisition of treasury stock.........................        (1,583)             (82)            (973)
  Reissuance of treasury stock..........................           316              113              113
  Net increase in deposits..............................        81,759           59,079           33,940
  Net increase (decrease) in Federal funds purchased....       (34,940)          20,220           45,955
  Net increase (decrease) in other short-term borrowings       (45,993)           5,302           74,355

        Net cash provided (used) by financing activities       (16,793)          71,780          142,090

        Net increase (decrease) in cash and cash
          equivalents...................................         1,126            8,688          (43,496)

Cash and cash equivalents at January 1..................        66,055           57,367          100,863

Cash and cash equivalents at December 31................       $67,181          $66,055         $ 57,367

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993

NOTE 1--Statement of Accounting Policies

General

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation (the "Corporation") and its subsidiaries contained in this report.

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions. In preparing financial statements management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

Through its subsidiaries which include a commercial bank, savings bank and nondepository trust company, the Corporation provides a full range of loan, deposit and trust services primarily to individuals and small to middle-market businesses in eighteen counties in central and western Pennsylvania.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

As part of the Corporation's long-term strategic plan, eight commercial banking subsidiaries began operating under a single banking charter during the fourth quarter of 1995. The merger was accounted for in a manner similar to a pooling of interests and accordingly the combined entity was recorded at historic cost.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Loans

Loans are carried at the principal amount outstanding. Unearned income on installment loans is taken into income on a declining basis which results in an approximately level rate of return over the life of the loan. Interest is accrued as earned on nondiscounted loans.

Effective January 1, 1995 the Corporation adopted Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118 "Accounting By Creditors for Impairment of a Loan Income Recognition and Disclosures", ("FAS No. 118"). These statements address the accounting by creditors, such as banks, for the impairment of certain loans. The Corporation considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect principal or interest due according to the contractual terms of the loan. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.

Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Corporation expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

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

Income Taxes

The Corporation records taxes in accordance with the asset and liability method utilized by Statement of Financial Accounting Standards No. 109 ("FAS No. 109"), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.


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

Supplemental Disclosures

Cash paid during the year for:


                             1995            1994            1993

Interest                   $79,069         $68,576         $68,379
Income taxes               $13,266         $13,234         $11,334

Noncash investing and financing activities:

ESOP borrowings            $   500         $ 1,730         $   250
ESOP loan reductions       $ 1,151         $   983         $   714

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Supplemental Disclosures (Continued)


                               1995            1994            1993

Gross increase (decrease)
 in Market Value adjustment
 to securities available
 for sale pursuant to FAS
 No. 115                     $ 26,635        $(28,285)       $  2,438

Net securities available
 for sale transferred to
 securities held to
 maturity                    $145,723        $    -0-        $    -0-

Net securities held to
 maturity transferred to
 securities available for
 sale upon implementation
 of FAS No. 115             $    -0-        $ 31,011        $462,786

Earnings Per Common Share

Earnings per share have been calculated on the weighted average number of common shares outstanding during each year, restated to reflect poolings of interests. Average number of shares for prior periods reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on January 18, 1994.

Employee Stock Ownership Plan

In November 1993 the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position 93-6 ("SOP 93-6") "Employers' Accounting for Employee Stock Ownership Plans". This statement affects the accounting treatment of the Corporation's Employee Stock Ownership Plan ("ESOP") described in NOTE 15. The Corporation prospectively adopted SOP 93-6 for ESOP shares acquired after December 31, 1992 (new shares). As permitted by the Statement of Position the Corporation has elected not to adopt this statement for ESOP shares acquired on or before December 31, 1992 (old shares).

ESOP shares purchased subject to debt guaranteed by the Corporation are recorded as a reduction of common shareholders' equity by charging unearned ESOP shares. As shares are committed to be released to the ESOP trust for allocation to plan participants unearned ESOP shares is credited for the cost of the shares to the ESOP. Compensation cost recognized for new shares in accordance with the provisions of SOP 93-6 is based upon the fair market value of the shares committed to be released. Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP. Compensation cost recognized for old shares committed to be released is recorded at the cost of those shares to the ESOP.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Ownership Plan (Continued)

Dividends on both old and new unallocated ESOP shares are used for debt service and are reported as a reduction of debt and accrued interest payable. Dividends on allocated ESOP shares are charged to retained earnings and allocated to the plan participants accounts. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

NOTE 2--Business Combinations

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

NOTE 3--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction
accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained
in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. The subsidiary banks maintained with the Federal Reserve Bank average balances of $6,827 during 1995 and $6,359 during 1994.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 1995 and 1994:

                                                      1995                                       1994

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities       $ 66,052   $  472     $  (226)   $ 66,298   $116,618    $ 31     $ (5,094)  $111,555

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities     79,540      747        (109)     80,178    265,365     123      (16,581)   248,907

  Other                          67,441      264        (399)     67,306     61,367      40       (3,398)    58,009

Obligations of States and
  Political Subdivisions            272      -0-         -0-         272        128     -0-          -0-        128

Debt Securities Issued
 by Foreign Governments             710      -0-         -0-         710        -0-     -0-           -0-       -0-

Corporate Securities              2,763        3          (1)      2,765      3,228       5          (15)     3,218

Other Mortgage Backed
  Securities                      2,429        2          (3)      2,428      7,348       1          (60)     7,289
     Total Debt Securities      219,207    1,488        (738)    219,957    454,054     200      (25,148)   429,106

Equities                         23,719      829        (312)     24,236     14,822     -0-         (739)    14,083


     Total Securities
       Available for Sale      $242,926   $2,317     $(1,050)   $244,193   $468,876    $200     $(25,887)  $443,189

Mortgage backed securities include mortgage backed obligations of the U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from less than one year to 31 years and have an anticipated average life to maturity ranging from less than one year to 25 years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits. At December 31, 1995 and 1994 the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                      Approximate
                                        Amortized         Fair
                                          Cost           Value

Due within 1 year                       $ 37,939       $ 37,907
Due after 1 but within 5 years            96,469         96,613
Due after 5 but within 10 years            2,830          2,831
Due after 10 years                           -0-            -0-
                                         137,238        137,351
Mortgage backed securities                81,969         82,606
     Total debt securities              $219,207       $219,957

Proceeds from the sales of securities available for sale were $76,999 and $51,427 during 1995 and 1994 respectively. Gross gains of $136 and $5,610 and gross losses of $739 and $90 were realized on those sales during 1995 and 1994 respectively.

In November of 1995 the Financial Accounting Standards Board issued implementation guidance for FAS No. 115 which permitted organizations to reassess the appropriateness of the classifications of all securities currently held. During the fourth quarter of 1995 the Corporation transferred securities with amortized cost of $19,803 from the held to maturity portfolio to the available for sale portfolio and securities with an amortized cost of $165,526 from the available for sale portfolio to the held to maturity portfolio. Gross unrealized gains of $285 and gross unrealized losses of $38 related to these transferred securities are included in securities available for sale at December 31, 1995. Gross unrealized gains of $628 and gross unrealized losses of $1,041 related to these transferred securities are included in securities held to maturity at December 31, 1995 and will be amortized over the remaining life of the securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 5--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31:

                                                          1995                                       1994

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities       $    -0-   $  -0-      $   -0-   $    -0-  $  4,934     $-0-     $  (41)    $  4,893

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities    324,355      188       (1,297)   323,246   181,032       36      (13,206)   167,862

  Other                         101,465      288         (689)   101,064   100,047       19       (6,056)    94,010

Obligations of States and
  Political Subdivisions         61,681      754         (241)    62,194    69,658      368       (3,231)    66,795

Debt Securities Issued By
  Foreign Governments                15      -0-           (1)        14       743      -0-           (4)       739

Corporate Securities              6,196       19           (4)     6,211     6,277        8         (128)     6,157

Other Mortgage Backed
  Securities                     10,797       47           (5)    10,839     7,807      -0-         (189)     7,618
     Total Debt Securities     $504,509   $1,296      $(2,237)  $503,568  $370,498     $431     $(22,855)  $348,074

The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                      Approximate
                                        Amortized        Fair
                                          Cost           Value

Due within 1 year                       $ 14,288       $ 14,331
Due after 1 but within 5 years           118,113        117,814
Due after 5 but within 10 years           32,452         32,770
Due after 10 years                         4,504          4,568
                                         169,357        169,483
Mortgage backed securities               335,152        334,085
     Total debt securities              $504,509       $503,568

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 5--Securities Held to Maturity (Continued)

There were no sales of securities held to maturity in 1995. Proceeds from the sales of securities held to maturity were $7,476 in 1994. Gross gains of $42 and gross losses of $26 were recognized during 1994. Most of these securities were called and sold within three months of the call date. One security was sold because of a significant deterioration of the issuer's creditworthiness. Proceeds from the sale of securities held to maturity were $99,479 during 1993. Gross gains of $3,545 and gross losses of $17 were realized on those sales during 1993.

Securities held to maturity and available for sale with a book value of $297,540 and $336,273 were pledged at December 31, 1995 and 1994, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 6--Loans (all domestic)

Loans at year end were divided among these general categories:


                                                December 31,
                                            1995           1994

Commercial, financial,
  agricultural and other                 $  192,530     $  180,373
Real estate loans:
     Construction and land
       development                           22,969         23,131
     1-4 Family dwellings                   616,661        587,734
     Other real estate loans                293,095        268,417
Loans to individuals for household,
  family and other personal
  expenditures                              381,729        332,167
Leases, net of unearned income               24,190         30,498
          Subtotal                        1,531,174      1,422,320
Unearned income                             (43,632)       (44,526)
          Total loans and leases         $1,487,542     $1,377,794

Most of the Corporation's business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 1995 and 1994, there were no significant concentrations of credit.

The Federal Home Loan Bank had a security interest in qualifying residential mortgage loans with an aggregate estimated fair value of $15,155 at December 31, 1995 as collateral for short-term borrowings by the Corporation's banking subsidiaries.

NOTE 7--Reserve for Possible Loan Losses

Description of changes:
                                        1995       1994      1993

Reserve balance at January 1          $17,337    $16,483    $15,828

Additions:
     Recoveries of previously
       charged off loans                  860      1,134      1,588
     Provision charged to operating
       expense                          4,125      2,896      2,920
Deductions:
     Loans charged off                  4,170      3,176      3,853
Reserve balance at December 31        $18,152    $17,337    $16,483

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 7--Reserve for Possible Loan Losses (Continued)

As of December 31, 1995, the Corporation had a recorded investment in impaired loans of $8,222 with an average balance of $8,192 for the year. An allocation of the reserve for possible loan losses in the amount of $591 relates to $3,858 of the impaired loans pursuant to FAS No. 118. Impaired loans totalling $4,364 have no reserve allocation. Income recorded on impaired loans during 1995 was $161.

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

As of December 31, 1995 and 1994 the Corporation did not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the notional amount of those instruments at December 31, 1995 and 1994.

                                                1995         1994

Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit               $236,929     $212,751
   Standby letters of credit                  $  8,027     $ 18,505
   Commercial letters of credit               $     55     $     65

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 9--Premises and Equipment

Premises and equipment are described as follows:

                                  Estimated
                                 Useful Life        1995           1994

Land                             Indefinite       $ 4,373        $ 4,453
Buildings and improvements      19 - 40 Years      28,781         28,818
Leasehold improvements           5 - 40 Years       4,567          4,429
Furniture and equipment          3 -  7 Years      27,232         24,988
          Subtotal                                 64,953         62,688
Less accumulated depreciation
  and amortization                                 35,518         33,492

          Total premises and
            equipment                             $29,435        $29,196

Depreciation and amortization related to premises and equipment was $3,536 in 1995, $3,499 and $3,393 in 1994 and 1993, respectively.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires long-lived assets, such as premises and equipment to be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or change in the extent or manner in which an asset is used, indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying amount of an asset may not be recoverable, future cash flows expected to result from the use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset a loss is recognized for the difference between the carrying value and fair market value of the asset.

The Corporation is required to adopt FAS No. 121 in its fiscal year beginning January 1, 1996. Adoption of this statement is not expected to have a material impact on the Corporation's financial condition or results of operations.

NOTE 10--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

                                        1995         1994

NOW and Super NOW accounts           $  216,811   $  223,915
Savings and MMDA accounts               463,492      463,906
Time deposits                         1,081,518      994,067
   Total interest-bearing deposits   $1,761,821   $1,681,888

Included in time deposits at December 31 were certificates of deposit in denominations of $100 or more maturing as follows:

                                       1995         1994

3 months or less                     $ 40,377     $ 37,968
3 to 6 months                          26,331       10,191
6 to 12 months                         32,357       17,885
Over 12 months                         68,241       61,841
    Total                            $167,306     $127,885

Interest expense related to $100 or greater certificates of deposit amounted to $9,643 in 1995, $6,148 in 1994, and $5,750 in 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 11--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

                                 1995                         1994
                      Ending   Average  Average    Ending   Average  Average
                      Balance  Balance    Rate     Balance  Balance    Rate
Federal funds
  purchased          $ 31,235 $ 37,261   6.06%    $ 66,175 $ 54,222   4.39%
Borrowings from
  FHLB                 12,198   26,369   6.00       66,944   57,488   4.60
Securities sold
  under agreements
  to repurchase        75,109   69,054   5.29       61,564   49,359   4.18
Treasury, tax and
  loan note option      2,232    8,790   5.89        7,023    7,860   3.88

          Total      $120,774 $141,474   5.66%    $201,706 $168,929   4.38%

Maximum total at
 any month-end       $212,342                     $201,706

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

                                            1995    1994    1993

Federal funds purchased                    $2,259  $2,381  $  715
Borrowings from FHLB                        1,583   2,646     753
Securities sold under agreements to
  repurchase                                3,653   2,062   1,918
Treasury, tax and loan note option            518     305     255
          Total interest on
            short-term borrowings          $8,013  $7,394  $3,641

NOTE 12--Long-Term Debt

Long-term debt at December 31, follows:

                                                      1995                      1994

                                              Amount         Rate       Amount         Rate
Bank subordinated notes due September, 1997   $  716        8.38%       $  716        8.38%
ESOP loan due September, 1997                  1,250     80% of Prime    1,964     80% of Prime
ESOP loan due March, 2001                      1,875        Prime        2,232        Prime
ESOP loan due March, 2004                      1,420        Prime        1,000        Prime
Bank loan due December, 1997                     -0-                     1,500        Prime
Mortgage note due October, 2003                  -0-                       184        6.26%

        Total long-term debt                  $5,261                    $7,596

At December 31, 1995 the ESOP loan due March, 2004 had an unused line of credit in the amount of $1,080 which expires in June 1997. All subordinated notes are unsecured and equally subordinated in right of payment to depositors and other creditors. The notes are redeemable at 102% of principal until maturity, at the bank's option. The subordinated notes do not provide for sinking fund obligations. Scheduled loan payments and subordinated note maturities are summarized below:

                  1996    1997    1998    1999    2000  Thereafter

Loan payments    $1,071  $  974   $571    $571    $571     $787
Note maturities     -0-     716    -0-     -0-     -0-      -0-

     Total       $1,071  $1,690   $571    $571    $571     $787

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands except per share data)

NOTE 13--Common Share Commitments

At December 31, 1995 the Corporation had 100,000,000 common shares authorized and 22,371,626 shares outstanding. Outstanding shares were reduced by 65,002 shares of treasury stock at December 31, 1995. The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in
NOTE 15.

During 1995 and 1994, 111,522 and 5,900 shares of treasury stock were acquired at an average price per share of $14.19 and $13.88 respectively, for the purpose of funding stock options upon exercise. Treasury shares consisting of 52,420 were reissued during 1995 upon exercise of various stock option plans assumed by the Corporation in the merger transactions with Reliable and United.

In March of 1994, 18,131 shares of treasury stock held by Reliable were reissued to fund stock options exercised. The remaining 80,077 treasury shares held by Reliable were cancelled at the merger date.

NOTE 14--Income Taxes

As discussed in NOTE 1, effective January 1, 1993 the Corporation adopted FAS No. 109. The adoption of this statement resulted in a cumulative benefit of $865 in 1993. This benefit was primarily due to lower tax rates in the year that FAS No. 109 was adopted compared to the tax rates in the prior years when the timing differences were recognized.

The income tax provision consists of:
                                       1995      1994      1993

Current tax provision for income
  exclusive of securities
  transactions:
    Federal                           $11,309   $10,599   $11,228
    State                                  15       455       224
Securities transactions                  (213)    2,323     1,308
       Total current tax
              provision                11,111    13,377    12,760

Deferred tax provision (benefit)          863       849      (316)
       Total tax provision            $11,974   $14,226   $12,444

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 14--Income Taxes (Continued)

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 1995 and 1994 were as follows:
                                        1995         1994

Deferred tax assets:
  Reserve for possible loan losses     $ 5,491     $ 4,909
  Alternative minimum tax
    carryforward                           -0-         591
  Unrealized loss on securities
    available for sale                     -0-       9,047
  Other                                    332         352

Deferred tax liabilities:
  Accumulated accretion
    of bond discount                      (365)       (277)
  Unrealized gain on securities
    available for sale                    (275)        -0-
  Lease financing deduction             (2,784)     (3,429)
  Loan origination fees and costs         (360)       (154)
  Accumulated depreciation                (333)       (397)
  Basis difference in assets acquired   (1,635)     (2,065)
  Other                                   (120)       (167)

Net deferred tax asset (liability)     $   (49)    $ 8,410

Management does not feel a need to establish a valuation allowance against the deferred tax asset because of the Corporation's ability to recover these future deductions through carrybacks.

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes. The differences are as follows:

                                  1995            1994            1993

                                  % of            % of            % of
                                  Pretax          Pretax          Pretax
                          Amount  Income  Amount  Income  Amount  Income
Tax at statutory rate     $13,125  35.0   $15,037   35.0  $13,997  35.0
Increase (decrease)
  resulting from:
    Effect of
       nontaxable
       interest            (1,408) (3.8)   (1,643)  (3.8)  (1,922) (4.8)
    Merger expenses           -0-   0.0       590    1.4       59   0.1
    State income taxes         13   0.0       566    1.3      204   0.5
    Other                     244   0.7      (324)  (0.8)     106   0.3
        Total tax
          provision       $11,974  31.9   $14,226   33.1  $12,444  31.1

The Corporation has not recognized a deferred tax liability for differences resulting from the bad debt reserve for tax purposes prior to January 1, 1988 for Reliable Savings Bank, PaSA, its savings bank subsidiary. Should amounts previously claimed as bad debt deductions for Reliable be used for any purpose other than to absorb bad debts or if the separate savings bank subsidiary is eliminated (which is not currently anticipated), a tax liability of approximately $1,369 would be incurred, using tax rates in effect as of December 31, 1995.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 15--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP"). Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired 36,880 shares and 110,225 shares of the Corporation's common stock in 1995 and 1994, respectively, at a corresponding cost of $500 and $1,730, which the Corporation borrowed and concurrently loaned these amounts to the ESOP. These amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt and the offset as a reduction of the common shareholders' equity. Compensation cost related to the plan was $1,908 in 1995, $1,070 in 1994 and $622 in 1993. (See NOTE
16).

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 5% of compensation to the plan which is matched by the employer's contribution equal to 60% of the employee's contribution. Beginning January 1, 1996 the employer's matching contribution was increased to 80% of the employees contribution. The 401(k) plan expense was $1,294 in 1995, $1,137 in 1994 and $1,181 in 1993.

NOTE 16--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms. The combined balances of the ESOP related loans were $4,545 at December 31, 1995 and $5,196 at December 31, 1994.

The loans have been recorded as long-term debt on the Corporation's consolidated balance sheets. A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity. Unearned ESOP shares, included as a component of shareholders' equity, represents the Corporation's prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the loan is reduced. Repayment of the loans will occur over a nine year period from contributions to the ESOP by the Corporation and dividends on unallocated ESOP shares.

For 1995 a total of 103,714 shares were allocated to participants resulting in 329,068 shares remaining in suspense at December 31, 1995. Allocated shares included 84,537 old shares and 19,177 new shares, while the remaining suspense at December 31, 1995 were 194,459 old shares and 134,609 new shares.

The fair market value of the 134,609 and 116,906 new shares remaining in suspense was approximately $2,356 and $1,578 at December 31, 1995 and 1994 respectively.

Interest on ESOP loans was $434 in 1995, $312 in 1994 and $245 in 1993. During 1995 dividends on unallocated shares in the amount of $285 were used for debt service while all dividends on allocated shares were allocated to the participants. Dividends on common shares held in the ESOP used for debt service were $478 in 1994 and $417 in 1993.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 17--Commitments and Contingent Liabilities

There are no material legal proceedings to which the Corporation or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have any material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

NOTE 18--Related Party Transactions

Some of the Corporation's or its subsidiaries' directors, executive officers, principal shareholders and their related interests, had transactions with the subsidiary banks in the ordinary course of business. All loans and commitments to loans in such transactions were made on substantially the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectibility nor do they present other unfavorable features. It is anticipated that further such extensions of credit will be made in the future.

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 1995.

Balances December 31, 1994              $24,345
Advances                                 13,285
Repayments                              (17,618)
Other                                   (10,727)
Balances December 31, 1995              $ 9,285

"Other" primarily reflects the change in those classified as a "related party" as a result of mergers, resignations and retirements. During 1995 the most significant portion of "other" resulted from the merger of eight commercial bank subsidiaries described in NOTE 1 thereby reducing the number of persons classified as a related party. Also included in "other" are two loans to a director which were included in the December 31, 1994 balances and which were past due and carried on a nonaccrual status during 1994 and 1995 due to cashflow deficiencies. The original loans were made on substantially the same terms as those prevailing at the time for comparable transactions. These loans remain outstanding at December 31, 1995 but are no longer classified as related party loans as a result of the director's resignation in March, 1995.

NOTE 19--Regulatory Restrictions

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators. During 1995, dividends from subsidiary banks were restricted not to exceed $69,879. These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

The Corporation is subject to capital adequacy guidelines of various federal regulatory agencies. At December 31, 1995 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 20--Jointly-Owned Company

Investment in Commonwealth Trust Credit Life Insurance Company
("Commonwealth Trust"), a jointly-owned credit life reinsurance company in which the Corporation has a 50% interest in the voting common stock, is carried at cost, adjusted for the Corporation's proportionate share of the earnings. Dividends, if any, reduce the basis of the investment.

Commonwealth Trust has been in operation since June of 1989.  The
Corporation's net investment in Commonwealth Trust at December 31, 1995 was $1,768 and income from its investment was $322 during 1995.

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

                                                 December 31,
                                              1995         1994

Assets
Cash                                        $  7,730     $  2,120
Securities available for sale                  3,918          -0-
Loans and receivables from
 affiliates                                      518          275
Investment in subsidiaries                   239,834      224,522
Investment in jointly-owned company            1,768        1,446
Premises and equipment                         2,835        2,283
Dividends receivable from subsidiaries         4,443        4,638
Other assets                                   1,164        1,575

     Total assets                           $262,210     $236,859


Liabilities and Shareholders' Equity
Accrued expenses and other liabilities      $  1,362     $  1,439
Dividends payable                              4,027        3,589
Loans payable                                  4,545        6,696
Shareholders' equity                         252,276      225,135
     Total liabilities and
      shareholders' equity                  $262,210     $236,859


Statements of Income

                                      Years Ended December 31,

                                     1995       1994       1993

Interest and dividends             $    53    $   -0-    $   -0-
Dividends from subsidiaries         31,194     17,260     13,490
Operating expenses                  (8,929)    (7,561)    (5,598)

Income before taxes and equity
  in undistributed earnings of
  subsidiaries                      22,318      9,699      7,892
Applicable income tax benefits       2,781      2,673      1,782
Income before equity in
  undistributed earnings of
  subsidiaries                      25,099     12,372      9,674
Equity in undistributed
  earnings of subsidiaries             427     16,364     18,736

    Net income                     $25,526    $28,736    $28,410

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

                                            Years Ended December 31,

                                         1995        1994        1993

Operating Activities
  Net income                          $ 25,526   $ 28,736    $ 28,410
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and
        amortization                     1,223      1,001       1,190
      Increase in prepaid
        income taxes                      (156)      (112)       (262)
      Undistributed equity in
        subsidiaries                      (427)   (16,364)    (18,736)
      Other - net                          224       (935)        (11)

       Net cash provided by
         operating activities           26,390     12,326      10,591

Investing Activities
  Purchases of securities
    available for sale                  (2,133)        -0-        -0-
  Net change in loans to
    affiliated parties                    (281)        -0-         -0-
  Purchases of premises and
    equipment                             (931)    (1,372)       (499)
  Acquisition and additional
    investment in subsidiary,
      net of cash received                 -0-        186      (1,000)
       Net cash used by
         investing activities           (3,345)    (1,186)     (1,499)

Financing Activities
  Repayment of long-term
    debt                                (1,500)      (500)       (500)
  Tax benefit of ESOP dividend             -0-         81          84
  Discount on dividend reinvestment
    plan purchases                        (342)      (212)       (159)
  Treasury stock acquired               (1,583)       (82)        -0-
  Treasury stock reissued                  316        -0-         -0-
  Cash dividends paid                  (14,326)   (10,878)     (8,571)
     Net cash used by
         financing activities          (17,435)   (11,591)     (9,146)

Net increase (decrease) in cash          5,610       (451)        (54)
Cash at beginning of year                2,120      2,571       2,625

Cash at end of year                   $  7,730   $  2,120    $  2,571

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Supplemental schedule of noncash investing and financing activities

The Corporation borrowed $500 in 1995, $1,730 in 1994 and $250 in 1993 and concurrently loaned these amounts to the ESOP on identical terms. The loans were recorded as long-term debt and the offset was recorded as a reduction of the common shareholders' equity. Loan payments in the amount of $1,151 in 1995, $983 in 1994 and $714 in 1993 were made by the ESOP thereby reducing the outstanding amount related to unearned ESOP shares to $4,545 at December 31, 1995.

Dividends from subsidiaries for 1995 include a special dividend in the amount of $13,674 received from Reliable Financial Corporation, a wholly-owned subsidiary. After distribution of the special dividend, which was within guidelines established by the banking regulators, Reliable remained classified as a well capitalized institution. Included in this special dividend was a dividend-in-kind in the amount of $1,259 which was received in the form of securities available for sale. This amount was recorded as a reduction of investment in subsidiary and is included in securities available for sale at December 31, 1995.

NOTE 22--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 1995 and 1994, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107"). Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.
It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1995, 1994 and 1993
(Dollar Amounts in Thousands)

NOTE 22--Fair Values of Financial Instruments (Continued)

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

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1995 and 1994.

                                            1995                 1994
                                              Estimated            Estimated
                                     Carrying   Fair      Carrying   Fair
                                      Amount    Value      Amount    Value

Financial assets
  Cash and due from banks          $   62,381 $  62,381  $  66,055 $  66,055
  Interest-bearing deposits with
    banks                               8,288     8,288     13,686    13,686
  Federal funds sold                    4,800     4,800        -0-       -0-
  Securities available for sale       244,193   244,193    443,189   443,189
  Investments held to maturity        504,509   503,568    370,498   348,074
  Loans, net of reserve             1,469,390 1,509,057  1,360,457 1,377,391

Financial liabilities
  Deposits                          1,962,760 1,972,313  1,881,060 1,868,375
  Short-term borrowings               120,774   120,774    201,706   201,706
  Long-term debt                        5,261     5,296      7,596     7,619

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
First Commonwealth Financial Corporation


We have audited the consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Commonwealth Financial Corporation and subsidiaries for the year ended December 31, 1993, were audited by other auditors whose report dated March 2, 1994, expressed an unqualified opinion on those statements prior to restatement for the transactions accounted for as poolings of interests as described in Note 2 to the financial statements.

The consolidated financial statements for the year ended December 31, 1993 have been restated to reflect the poolings of interests with Reliable Financial Corporation and United National Bancorporation as described in
Note 2 to the consolidated financial statements. We have audited the combination of the accompanying consolidated financial statements for 1993 after restatement for the 1994 poolings of interests. In our opinion, such consolidated statements have been properly combined on the basis described in Note 2.

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

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 14, to the consolidated financial statements, the Corporation changed its method of accounting for investments and income taxes during 1993.



                                                  /S/GRANT THORNTON LLP

Pittsburgh, Pennsylvania
January 25, 1996

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders of
First Commonwealth Financial Corporation
Indiana, Pennsylvania


We have audited the consolidated balance sheet of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended prior to restatement for the transactions accounted for as poolings of interests. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1993, and the results of their operations and cash flows for the year then ended prior to restatement for the transactions accounted for as poolings of interests, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for income taxes and investments.



                                                  /S/JARRETT STOKES & KELLY

Indiana, Pennsylvania
March 2, 1994

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended
December 31, 1995 and 1994 are as follows. All amounts have been restated to reflect poolings of interests.

                                                                1995

                                                First    Second     Third    Fourth
                                               Quarter   Quarter   Quarter   Quarter
Interest income..............................  $42,918   $43,819   $44,244   $44,720
Interest expense.............................   19,948    20,665    20,594    21,211

     Net interest income.....................   22,970    23,154    23,650    23,509
Provision for possible loan losses...........      793       837       815     1,680

Net interest income after provision for
  possible loan losses.......................   22,177    22,317    22,835    21,829

Securities gains (losses)....................       24      (628)      -0-         1
Other operating income.......................    2,517     2,909     2,730     2,851
Other operating expenses.....................   15,417    15,705    14,381    16,559

     Income before taxes.....................    9,301     8,893    11,184     8,122
Applicable income taxes......................    3,011     2,898     3,729     2,336

     Net income..............................  $ 6,290   $ 5,995   $ 7,455   $ 5,786

Earnings per share...........................  $  0.29   $  0.27   $  0.34   $  0.26

                                                                1994

                                                First    Second     Third    Fourth
                                               Quarter   Quarter   Quarter   Quarter
Interest income..............................  $37,825   $39,091   $40,675   $42,053
Interest expense.............................   16,417    16,657    17,444    18,584

     Net interest income.....................   21,408    22,434    23,231    23,469
Provision for possible loan losses...........      688       722       766       720

Net interest income after provision for
  possible loan losses.......................   20,720    21,712    22,465    22,749

Securities gains (losses)....................      466     1,333       (71)    3,808
Other operating income.......................    2,867     2,617     2,683     2,468
Other operating expenses.....................   14,991    15,309    15,737    14,818

     Income before taxes.....................    9,062    10,353     9,340    14,207
Applicable income taxes......................    2,863     3,553     2,999     4,811

     Net income..............................  $ 6,199   $ 6,800   $ 6,341   $ 9,396

Earnings per share...........................  $  0.28   $  0.30   $  0.28   $  0.42

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE
         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 20, 1996 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name                      Age      Positions Held During the Past Five Years

E. James Trimarchi        73       Chairman of the Board of the Corporation,
                                   Chairman of the Board of FCTC, CSC, and
                                   FCB; Director of NBOC, CTCLIC, and New
                                   Mexico Banquest Investors Corp.; Former
                                   President and Chief Executive Officer of the Corporation

Joseph E. O'Dell          50       President and Chief Executive Officer of
                                   the Corporation, President and Chief
                                   Executive Officer of FCB, Director of
                                   FCB and FCTC, Vice Chairman of the Board of CSC; Former Senior Executive Vice
                                   President and Chief Operating Officer of the Corporation

Gerard M. Thomchick       40       Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   Director of CTCLIC; Director of FCB,
                                   Unitas and FCTC

David R. Tomb, Jr.        64       Senior Vice President, Secretary and
                                   Treasurer of the Corporation; Secretary
                                   and Cashier of FCB; Director of NBOC,
                                   PBWPA, FCB, CSC, FCTC and CTCLIC

John J. Dolan             39       Senior Vice President, Comptroller and
                                   Chief Financial Officer of the
                                   Corporation; Comptroller and Chief
                                   Financial Officer of FCB; Chief Financial
                                   Officer, Comptroller of CTCLIC;,
                                   Treasurer and Assistant Secretary of
                                   FCTC; Director of Peoples

George E. Dash            45       Senior Vice President, Sales and
                                   Marketing of the Corporation; Director of Central

Johnston A. Glass         46       President of NBOC, Director of the
                                   Corporation

William R. Jarrett        61       Senior Vice President of the Corporation,
                                   Director of PBWPA and RSB, Former
                                   managing partner of Jarrett Stokes & Co.
                                   Certified Public Accountants, until his
                                   employment by the Corporation on
                                   April 15, 1994.

R. John Previte           46       Senior Vice President, Investments of the
                                   Corporation; Director of Cenwest

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT (Continued)

Each of the officers identified above has held the position indicated above or other executive positions with the same entity (or a subsidiary thereof) for at least the past five years except where noted.

Executive officers of the Corporation serve at the pleasure of the Board of Directors of the Corporation and for a term of office extending through the election and qualification of their successors.

ITEM 11 - MANAGEMENT RENUMERATION
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 20, 1996 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 20, 1996 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 20, 1996 is incorporated herein by reference in response to this item.

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

               3.1     Articles of Incorporation  Exhibit 3(i) to the
                                                  Corporation's quarterly
                                                  report on Form 10Q for the
                                                  quarter ended March 31,
                                                  1994

               3.2     By-Laws of Registrant      Exhibit 3.2 to Form S-4
                                                  filed October 15, 1993

              10.1     Employment Contract        Exhibit 10.2 to Form S-4
                       Sumner E. Brumbaugh        Filed October 15, 1993

              10.2     Employment Contract        Exhibit 10.3 to Form S-4
                       Robert F. Koslow           filed October 15, 1993

              10.3     Employment Contract        Exhibit 10.4 to Form S-4
                       Robert C. Williams         filed June 17, 1994

              10.4     Change in Control Agreement
                       dated October 27, 1995
                       Joseph E. O'Dell

              10.5     Change in Control Agreement
                       dated October 27, 1995
                       Gerard M. Thomchick

              10.6     Change in Control Agreement
                       dated October 30, 1995, entered
                       into between First Commonwealth
                       Financial Corporation and
                       John J. Dolan, together with a
                       schedule listing substantially
                       identical Change in Control
                       Agreements with the following
                       individuals: George E. Dash,
                       William R. Jarrett, R. John Previte,
                       Kenneth D. Brougher, David L. Dawson,
                       Johnston A. Glass, Rosemary Krolick,
                       William Miksich, Domenic P. Rocco,
                       Timothy P. Sissler, Ronald R. Stacy,
                       Robert C. Wagner and C. Dean Wingard.

              21.1     Subsidiaries of the
                       Registrant

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

PART IV (Continued)

              23.1     Consent of Grant Thornton LLP
                       Certified Public Accountants

              23.2     Consent of Jarrett Stokes & Kelly
                       Certified Public Accountants

              24.1     Power of Attorney

  (B)     Report on Form 8-K
          (1) Form 8-K dated December 27, 1995 reporting the Corporation's intent to buy back shares of its common stock to be used to cover outstanding stock options.

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 21st day of March 1996.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)




                     /S/JOSEPH E. O'DELL
                     Joseph E. O'Dell, President and Chief Executive Officer

57