Form 10-Q
period 1996-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1996-05-15
CIK 712537

                                         FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 1996


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of May 13, 1996 was 22,253,560.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

          FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                           (Dollars in thousands)

                                                March 31,     December 31,
                                                  1996            1995

ASSETS
     Cash and due from banks on demand....    $   56,552       $   62,381
     Interest-bearing deposits with banks.         9,049            8,288
     Federal funds sold ..................         7,740            4,800
     Securities available for sale, at
      market..............................       244,002          244,193

     Securities held to maturity, at cost,
       (market value $492,515 in 1996 and
       $503,568 in 1995)..................       496,419          504,509

     Loans................................     1,555,230        1,531,174
       Unearned income....................       (41,606)         (43,632)
       Allowance for possible credit losses      (18,475)         (18,152)
          Net loans.......................     1,495,149        1,469,390

     Property and equipment...............        29,933           29,435
     Other real estate owned..............         1,394            1,408
     Other assets.........................        42,978           39,903

          TOTAL ASSETS....................    $2,383,216       $2,364,307


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  200,894       $  200,939
       Interest-bearing...................     1,797,412        1,761,821
          Total deposits..................     1,998,306        1,962,760

     Short-term borrowings................       100,243          120,774
     Other liabilities....................        26,734           23,236
     Long-term debt.......................         4,993            5,261

          Total liabilities...............     2,130,276        2,112,031

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,263,360
       and 22,353,728 shares outstanding in
       1996 and 1995 respectively.........        22,437           22,437
     Additional paid-in capital...........        77,073           77,226
     Retained earnings....................       160,682          157,576
     Unrealized gain (loss) on securities
       available for sale, net of taxes...           (13)             511
     Treasury stock (173,268 shares at
       March 31, 1996 and 65,002 at
       December 31, 1995, at cost)........        (2,962)            (929)
     Unearned ESOP shares.................        (4,277)          (4,545)

       Total shareholders' equity.........       252,940          252,276

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,383,216       $2,364,307



The accompanying notes are an integral part of these consolidated financial statements.

           FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands except per share data)

                                                      For the 3 Months
                                                      Ended March 31,
                                                   1996              1995

Interest Income
  Interest and fees on loans........              $33,097           $30,713
  Interest and dividends on investments:
    Taxable interest................                9,850            11,009
    Interest exempt from Federal
     income taxes...................                  798               755
    Dividends.......................                  331               238
  Interest on Federal funds sold....                   60                33
  Interest on bank deposits.........                  134               170
     Total Interest Income..........               44,270            42,918

Interest Expense
  Interest on deposits..............               19,425            16,838
  Interest on short-term borrowings.                1,316             2,947
  Interest on long-term debt........                  104               163
     Total Interest Expense.........               20,845            19,948

Net interest income.................               23,425            22,970
  Provision for possible credit losses                900               793

Net interest income after provision
  for possible credit losses........               22,525            22,177

Other Income
  Net security gains................                    8                24
  Trust income......................                  616               558
  Service charges on deposit accounts               1,362             1,314
  Other income......................                  955               645
     Total Other Income.............                2,941             2,541

Other Expenses
  Salaries and employee benefits....                8,186             7,902
  Net occupancy expense.............                1,190             1,107
  Furniture and equipment expense...                1,069             1,000
  FDIC expense......................                   72             1,065
  Other operating expenses..........                4,476             4,343
     Total Other Expenses...........               14,993            15,417

Income before taxes.................               10,473             9,301
  Applicable income taxes...........                3,360             3,011
Net Income..........................              $ 7,113           $ 6,290

Average Shares Outstanding..........           22,004,857        21,982,714

Per Share Data:

Net income..........................                $0.32             $0.29
Cash dividends per share............                $0.18             $0.16

The accompanying notes are an integral part of these consolidated financial statements.

           FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                            (Dollars in thousands)

                                                              Unrealized
                                                              Gain (loss)
                                          Additional          on Securities  Unearned              Total
                                  Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                  Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1994....  $22,437  $77,964   $146,814  $(16,802)    $(5,196)  $   (82)    $225,135

  Net income....................      -0-      -0-      6,290       -0-         -0-       -0-        6,290

  Cash dividends declared.......      -0-      -0-     (3,576)      -0-         -0-       -0-       (3,576)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-     6,395         -0-       -0-        6,395

  Increase in unearned ESOP shares    -0-      -0-        -0-       -0-        (233)      -0-         (233)

  Discount on dividend reinvestment
    plan purchases..............      -0-      (78)       -0-       -0-         -0-       -0-          (78)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (1,073)      (1,073)

Balance at March 31, 1995.......  $22,437  $77,886   $149,528  $(10,407)    $(5,429)  $(1,155)    $232,860





Balance at December 31, 1995....  $22,437  $77,226   $157,576  $    511     $(4,545)  $  (929)    $252,276

  Net income....................      -0-      -0-      7,113       -0-         -0-       -0-        7,113

  Cash dividends declared.......      -0-      -0-     (4,007)      -0-         -0-       -0-       (4,007)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-      (524)        -0-       -0-         (524)

  Decrease in unearned ESOP shares    -0-       10        -0-       -0-         268       -0-          278

  Discount on dividend reinvestment
    plan purchases..............      -0-     (120)       -0-       -0-         -0-       -0-         (120)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (2,099)      (2,099)

  Treasury stock reissued.......      -0-      (43)       -0-       -0-         -0-        66           23

Balance at March 31, 1996.......  $22,437  $77,073   $160,682  $    (13)    $(4,277)  $(2,962)    $252,940


The accompanying notes are an integral part of these consolidated financial statements.

          FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Dollars in thousands)

                                                         For the 3 Months
                                                          Ended March 31,
                                                         1996         1995

Operating Activities
  Net income.......................................    $ 7,113      $ 6,290
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible credit losses..........        900          793
     Depreciation and amortization.................      1,018        1,258
     Net gains on sales of assets..................       (263)         (25)
     Increase in interest receivable...............       (293)        (695)
     Increase in interest payable..................        657        1,284
     Increase in income taxes payable..............      3,458        2,542
     Change in deferred taxes......................       (124)         296
     Other-net.....................................     (3,194)      (3,102)

       Net cash provided by operating activities...      9,272        8,641

Investing Activities
  Transactions with securities held to maturity:
     Sales.........................................        -0-          -0-
     Maturities and redemptions....................     27,860        7,365
     Purchases.....................................    (19,541)      (2,131)
  Transactions with securities available for sale:
     Sales.........................................        -0-        2,641
     Maturities and redemptions....................     21,574       10,385
     Purchases.....................................    (22,519)      (7,166)
  Proceeds from sales of loans and other assets....      5,805        3,251
  Net (increase) decrease in time deposits with
   banks...........................................       (761)       8,627
  Net increase in loans............................    (31,948)     (26,095)
  Purchases of premises and equipment..............     (1,429)        (926)
    Net cash used by investing activities..........    (20,959)      (4,049)

Financing Activities
  Repayments of long-term debt.....................        -0-           (4)
  Discount on dividend reinvestment plan purchases.       (120)         (78)
  Dividends paid...................................     (4,027)      (3,589)
  Net increase (decrease) in deposits..............     35,552       (4,784)
  Net (decrease) increase in federal funds
   purchased.......................................    (31,235)      21,865
  Net increase (decrease) in other short-term
   borrowings......................................     10,704      (22,561)
  Treasury stock acquired..........................     (2,099)      (1,073)
  Reissuance of treasury stock.....................         23          -0-

       Net cash provided (used) by financing
        activities.................................      8,798      (10,224)

        Net decrease in cash and cash equivalents..     (2,889)      (5,632)

Cash and cash equivalents at January 1.............     67,181       66,055

Cash and cash equivalents at March 31..............    $64,292      $60,423

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1996 and the results of operations for the three month periods ended March 31, 1996 and 1995, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1996 and 1995. The results of the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1996       1995
Cash paid during the first three
months of the year for:

  Interest                               $20,188    $18,664
  Income Taxes                           $   -0-    $   148

Noncash investing and financing
activities:
  ESOP borrowings                        $   -0-    $   500
  ESOP loan reductions                   $   267    $   267
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale
    pursuant to FAS No. 115              $  (807)   $ 9,838
  Loans transferred to other real
    estate owned and repossessed
    assets                               $   454    $ 1,033

NOTE 3   New Accounting Pronouncements

The Corporation adopted the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS No. 121") effective January 1, 1996. This statement requires long-lived assets, such as premises and equipment to be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying amount of an asset may not be recoverable, future cash flows expected to result from the use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset a loss is recognized for the difference between the carrying value and fair market value of the asset. Adoption of this statement did not have a material impact on the Corporation's financial condition or results of operations.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

Effective January 1, 1996 the Corporation adopted the Financial Accounting Standards Board Statement No. 122 "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" ("FAS No. 122"). This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities from those servicing rights acquired through purchase transactions. When a mortgage banking enterprise purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the corporation must measure the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination. When the mortgage banking enterprise does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the Corporation must allocate the amortized cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without mortgage servicing rights) based on their relative fair values at the date of sale. The amount capitalized as the right to service mortgage loans is recognized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income (servicing revenue in excess of servicing cost). FAS No. 122 also requires mortgage servicing rights to be periodically evaluated for impairment.
The adoption of FAS No. 122 did not have a material impact on the Corporation's financial condition or results of operations.

The Corporation adopted the Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation" ("FAS No. 123") effective January 1, 1996. This statement defines a method of measuring stock based compensation, such as stock options granted, at an estimated fair value. FAS No. 123 also permits the continued measurement of stock based compensation under provisions of the Accounting Practice Board Opinion 25 "Accounting for Stock Issued to Employees" ("APB 25"). Corporations electing to measure stock based compensation under APB 25 are required to disclose, in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 122 was implemented. The Corporation granted no stock options or other stock based compensation during the first quarter of 1996, therefore adoption of FAS No. 122 had no impact on the Corporation's financial condition or results of operations.

NOTE 4   Subsequent Event

Effective April 1, 1996 the Corporation acquired all of the outstanding common stock of BSI Financial Services Inc., headquartered in Titusville, PA for cash and stock consideration aggregating $1.2 million. BSI provides mortgage banking, loan servicing and collection services to the Corporation's subsidiary

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)


NOTE 4   Subsequent Event (Continued)

banks as well as unaffiliated organizations. The acquisition was accounted for as a purchase transaction, whereby the identifiable tangible and intangible assets and liabilities of BSI were recorded at their fair values at the acquisition date. Under the purchase method of accounting, the results of operations of BSI from the date of acquisition will be included in the Corporation's financial statements.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 1996 as Compared to the First Three Months of 1995

Net income in the three months of 1996 was $7.1 million, an increase of $823 thousand over the 1995 level of $6.3 million. Earnings per share was $0.32 for the three months of 1996 reflecting an increase of $0.03 over the 1995 level of $0.29. Return on average assets was 1.21% and return on average equity was 11.20% during the 1996 period, compared to 1.09% and 11.09%, respectively during the same period of 1995.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $23.4 million for the three months of 1996 compared to $23.0 million for 1995. Both interest income and interest expense for 1996 increased over 1995 levels, reflecting increased volumes for both interest-earning assets and interest-bearing liabilities. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) remained stable for the 1996 period at 4.30%, reflecting a decrease of 3 basis points (0.03%) from 4.33% reported in 1995.

Interest and fees on loans increased $2.4 million, while interest income on investments decreased $1.0 million when compared to the corresponding period of 1995, primarily as a result of volume increases in loans and decreases in investments. Yields on both loans and investments remained stable for the 1996 period reflecting declines of 8 basis points (0.08%) and 4 basis points (0.04%) respectively over the 1995 period.

Interest on deposits increased $2.6 million for the 1996 period compared to the 1995 quarter, reflecting both increases due to volume and increases due to rate. Total cost of deposits increased 32 basis points (0.32%) over the 1995 period as a result of increases in all categories of certificates of deposit in denominations less than $100 thousand, most notably those with maturities ranging from 6 to 36 months. Interest expense on short-term borrowings decreased $1.6 million compared to the 1995 period, primarily as a result of a de-leveraging strategy during the second quarter of 1995 which reduced borrowings. In addition the Corporation has not incurred additional borrowings during 1996 as a result of the Corporation's ability to fund loan growth through deposits.

Average interest-earning assets were 95.8% of average total assets in the 1996 period and 94.9% during the 1995 time frame. Average interest-bearing liabilities decreased as a percentage of average total assets to 80.3% for the 1996 period compared to 81.5% during the related 1995 period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

First Three Months of 1996 as Compared to the First Three Months of 1995 (Continued)

The provision for possible credit losses was $900 thousand for the three month period of 1996 compared to $793 thousand during the 1995 period. Net charge-offs against the allowance for possible credit losses were $577 thousand in the 1996 period and $803 thousand in the 1995 period. The 1996 decline in net charge-offs reflects a strengthening of the Corporation's commercial loan portfolio. Net charge-offs for commercial loans including those secured by real estate declined by $305 thousand compared to the related period of 1995. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for possible credit losses for the three month periods ended March 31, 1996 and 1995.
                                    1996              1995

Balance January 1,                 $18,152           $17,337
Loans charged off:
  Commercial, financial and
   agricultural                         94               289
  Real estate-construction             -0-               -0-
  Real estate-commercial               -0-               139
  Real estate-residential               30                80
  Loans to individuals                 599               549
  Lease financing receivables           21                 5

      Total loans charged off          744             1,062

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                         21                50
  Real estate-construction              17               -0-
  Real estate-commercial               -0-                13
  Real estate-residential                9                 8
  Loans to individuals                 119               101
  Lease financing receivables            1                87

      Total recoveries                 167               259

      Net charge offs                  577               803

Provision charged to operations        900               793

Balance March 31,                  $18,475           $17,327

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

First Three Months of 1996 as Compared to the First Three Months of 1995 (Continued)

Other operating income increased $400 thousand in 1996 to $2.9 million. Net securities gains decreased $16 thousand and reflected calls of securities both held to maturity and available for sale, but no sales activity during the 1996 period. Other income was $955 thousand in the 1996 period, an increase of $310 thousand over the $645 thousand reported in 1995. The most notable components of the increase in other income were gains on sale of loans totalling $188 thousand and increases in ATM and charge card user fees totalling $139 thousand.

Noninterest expense was $15.0 million in the three months of 1996 which reflected a decrease of $424 thousand over the 1995 period. Total noninterest expense was 2.56% of average assets during the 1996 period compared to 2.68% for the 1995 related time frame. The major component of this decrease was the deposit insurance assessment from the Federal Deposit Insurance Corporation ("FDIC") which decreased by $993 thousand in 1996 from $1.1 million reported in 1995. The 1996 amount represents the minimum FDIC assessment for the Corporation's commercial bank subsidiary combined with a regular assessment against thrift deposits of the Corporation. The additional one-time assessment against the Corporation's thrift deposits which was anticipated as a result of the Savings and Loan Insurance Fund remaining underfunded has not yet been enacted.

Employee costs were $8.2 million in 1996, representing 1.39% of average assets on an annualized basis compared to $7.9 million and 1.37% of average assets on an annualized basis for 1995. Employee cost increases can be attributed to an increase in the number of full time equivalent employees which resulted in higher salaries and payroll taxes. The increase in full time equivalent employees during 1996 occurred in customer contact positions, most notably staffing levels of the Corporation's "Convenience Banking Center". This center is open for extended hours during the week and on weekends to provide customers with a wide array of financial services through the use of telephone banking. The 1996 period also reflects an increase in the employers matching contribution for the Corporation's 401(k) plan to 80% of the amount contributed by the employee up from 60% in 1995. Employee benefit cost increases for 1996 were partially offset by a reduction in hospitalization costs as a result of the Corporation's conversion to a managed health care plan effective in January.

Other operating expenses increased $133 thousand in 1996 to $4.5 million. Loan collection and repossession expenses represented an increase of $131 thousand over the 1995 levels while outside data processing costs increased $76 thousand. Telephone cost increases reflected usage increases for both voice and data lines combined with rate decreases. The merger of the Corporation's eight commercial bank subsidiaries during the fourth quarter of 1995 has begun to impact several expense categories in the current period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

First Three Months of 1996 as Compared to the First Three Months of 1995 (Continued)

Income tax expense was $3.4 million during the three months of 1996 compared to $3.0 million during the 1995 period. Income before taxes increased $1.2 million in the 1996 period when compared to the corresponding period of 1995. The Corporation's effective tax rate was 32.1% for the 1996 period and compared to 32.4% for 1995, reflecting an increase in tax-free income.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from deposits (primary source), and maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank. Additionally, the banking subsidiaries are members of the Federal Home Loan Bank and may borrow up to ten percent of their total assets at any one time. The sale of earning assets may also provide an additional source of liquidity.

Net loans increased $25.8 million in the first three months of 1996 as specialized loan products and target marketing strategies generated results. Municipal loans increased by $12.7 million during the three months of 1996 while residential mortgages increased by $9.8 million. Loan growth for the period was funded primarily by deposit growth. Total deposits grew $35.5 million as time deposit categories increased and demand deposits decreased. Growth in time deposits with maturities of 1 to 2 years which began during 1995 has continued during 1996, resulting in an increase of $23.2 million. Additional increases during 1996 occurred in time deposits in denominations of $100 thousand or more, primarily as a result of an increase in public funds. Investment securities held to maturity declined $8.1 million while Federal funds sold increased $2.9 million since December 31, 1995.

Marketable equity securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of March 31, 1996 securities available for sale had an amortized cost of $243.6 million and an approximate fair value of $244.0 million. The approximate fair value of securities available for sale declined slightly since the end of 1995 as interest rates began to rise.

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

An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period. If interest-sensitive assets ("ISA") exceed interest-sensitive liabilities ("ISL") during the prescribed time period, a positive gap results. Conversely, when ISL exceeds ISA during a time period, a negative gap results.

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


LIQUIDITY (Continued)

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 1996 and December 31, 1995.

                                        March 31, 1996
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 528,253   $ 90,883   $164,608   $  783,744
Investments..............    42,013     27,849     43,332      113,194
Other interest-earning
 assets..................    86,573      4,841      7,864       99,278

  Total interest-sensitive
   assets................   656,839    123,573    215,804      996,216

Certificates of deposits.   229,043    147,927    233,530      610,500
Other deposits...........   678,351        -0-        -0-      678,351
Borrowings...............    75,755      2,030      6,234       84,019
  Total interest-sensitive
   liabilities...........   983,149    149,957    239,764    1,372,870
  GAP.................... $(326,310)  $(26,384)  $(23,960)  $ (376,654)

ISA/ISL..................      0.67       0.82       0.90         0.73
Gap/Total assets.........    -13.69%     -1.11%     -1.01%      -15.80%

                                        December 31, 1995
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 515,833   $ 82,754   $167,780   $  766,367
Investments..............    18,351     33,319     42,960       94,630
Other interest-earning
 assets..................    91,408      6,698      6,272      104,378

  Total interest-sensitive
   assets................   625,592    122,771    217,012      965,375

Certificates of deposits.   223,659    130,053    257,833      611,545
Other deposits...........   680,303        -0-        -0-      680,303
Borrowings...............   102,527     10,164      6,838      119,529
  Total interest-sensitive
   liabilities........... 1,006,489    140,217    264,671    1,411,377
  GAP....................$ (380,897)  $(17,446)  $(47,659)  $ (446,002)

ISA/ISL..................      0.62       0.88       0.82         0.68
Gap/Total assets.........    -16.11%     -0.74%     -2.02%      -18.86%

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

Interest Sensitivity (continued)

Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling. The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase. The repricing strategies for loans would be inversely related.

The analysis at March 31, 1996, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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
                                                   At March 31,
                                               1996           1995
                                             (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    7,761     $    9,461
Past due loans                                   7,622          7,076
Renegotiated loans                                 288            709
     Total nonperforming loans              $   15,671     $   17,246

Other real estate owned                     $    1,394     $    2,497

Loans outstanding at end of period          $1,513,624     $1,399,652

Average loans outstanding (year-to-date)    $1,498,477     $1,390,093

Nonperforming loans as percent of
  total loans                                     1.04%          1.23%

Provision for possible credit losses        $      900     $      793

Net charge-offs                             $      577     $      803

Net charge-offs as percent of
  average loans                                   0.04%          0.06%

Provision for possible credit losses as
  percent of net charge-offs                    155.98%         98.75%

Allowance for possible credit losses as
  percent of average loans outstanding            1.23%          1.25%

Allowance for possible credit losses as
  percent of nonperforming loans                117.89%        100.47%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan prepayment terms. Additionally, the portfolio is well diversified and as of March 31, 1996, there were no significant concentrations of credit.

The ratio of the allowance for possible credit losses as a percentage of nonperforming loans continues to improve, reflecting an increase since year end as well as in comparison to
March 1995.   Although this ratio remains lower than the
Corporation's peers at March 31, 1996, other factors should be considered such as historical loan losses, and nonperforming loan levels. These were favorable when compared to peer group levels over the past five years. The provision for possible credit losses for the three months of 1996 exceeds that reported for 1995 while net charge-offs and nonperforming loans have declined. As a result the allowance for possible credit losses as a percentage of nonperforming loans and the provision for possible credit losses as a percentage of net charge-offs have both increased over 1995. Management believes that the allowance for possible credit losses and nonperforming loans remain safely within acceptable levels during 1996.

The Corporation considers a loan to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect principal or interest due according to the contractual terms of the loan. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Corporation expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.

As of March 31, 1996, the Corporation had a recorded investment in impaired loans of $8.0 million which included loans on a nonaccrual basis and renegotiated loans. The average balance of impaired loans for the three month period was $8.2 million. An allocation of the allowance for possible credit losses in the amount of $665 thousand relates to $4.0 million of the impaired loans. Impaired loans totalling $4.0 million have no allowance allocation, in accordance with the Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." Income earned on impaired loans during the first three months of 1996 was $8 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES

Equity capital increased $664 thousand in the first three months of 1996. Dividends declared reduced equity by $4.0 million, an increase over the 1995 period as the dividend rate was increased. Earnings retention was $3.1 million, representing an earnings retention rate of 43.7%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $278 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by
$120 thousand.   The market value adjustment to securities
available for sale reduced equity by $524 thousand. The cost of purchasing treasury shares net of the reissuance of treasury shares to provide for stock options exercised, decreased equity by $2.1 million.

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

CAPITAL RESOURCES (Continued)

The table below presents the Corporation's capital position at March 31, 1996:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)         Assets

Tier I Capital                       $239,692            16.3%
Risk-Based Requirement                 58,880             4.0

Total Capital                         258,235            17.6
Risk-Based Requirement                117,760             8.0

Minimum Leverage Capital              239,692            10.2
Minimum Leverage Requirement           93,695             4.0

At March 31, 1996 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

             There were no material legal proceedings to which the Corporation or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

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



                                      FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  MAY 14, 1996         /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  MAY 14, 1996         /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer