Form 10-Q
period 1996-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1996-08-14
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of August 12, 1996 was 22,229,200.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . 10



                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 21

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                 June 30,     December 31,
                                                  1996            1995

ASSETS
     Cash and due from banks on demand....    $   75,008       $   62,381
     Interest-bearing deposits with banks.         7,024            8,288
     Federal funds sold ..................           -0-            4,800
     Securities available for sale, at
      market..............................       252,778          244,193

     Securities held to maturity, at cost,
       (market value $490,479 in 1996 and
       $503,568 in 1995)..................       499,825          504,509

     Loans................................     1,633,175        1,531,174
       Unearned income....................       (39,663)         (43,632)
       Allowance for possible credit losses      (18,866)         (18,152)
          Net loans.......................     1,574,646        1,469,390

     Property and equipment...............        30,857           29,435
     Other real estate owned..............         1,495            1,408
     Other assets.........................        43,474           39,903

          TOTAL ASSETS....................    $2,485,107       $2,364,307


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  217,292       $  200,939
       Interest-bearing...................     1,836,657        1,761,821
          Total deposits..................     2,053,949        1,962,760

     Short-term borrowings................       149,173          120,774
     Other liabilities....................        22,741           23,236
     Long-term debt.......................         4,725            5,261

          Total liabilities...............     2,230,588        2,112,031

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,244,980
       and 22,371,626 shares outstanding in
       1996 and 1995 respectively.........        22,437           22,437
     Additional paid-in capital...........        76,969           77,226
     Retained earnings....................       163,566          157,576
     Unrealized gain (loss) on securities
       available for sale, net of taxes...        (1,088)             511
     Treasury stock (191,648 shares at
       June 30, 1996 and 65,002 at
       December 31, 1995, at cost)........        (3,356)            (929)
     Unearned ESOP shares.................        (4,009)          (4,545)

       Total shareholders' equity.........       254,519          252,276

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,485,107       $2,364,307



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter     For the 6 Months
                                        Ended June 30,      Ended June 30,
                                       1996      1995       1996      1995

Interest Income
  Interest and fees on loans.......  $33,622    $31,799    $66,719   $62,512
  Interest and dividends on investments:
    Taxable interest...............    9,717     10,831     19,567    21,840
    Interest exempt from Federal
     income taxes..................      899        704      1,697     1,459
    Dividends......................      319        244        650       482
  Interest on Federal funds sold...       22        137         82       170
  Interest on bank deposits........      115        104        249       274
     Total Interest Income.........   44,694     43,819     88,964    86,737

Interest Expense
  Interest on deposits.............   19,649     18,155     39,074    34,993
  Interest on short-term borrowings    1,534      2,345      2,850     5,292
  Interest on long-term debt.......       98        165        202       328
     Total Interest Expense........   21,281     20,665     42,126    40,613

Net interest income................   23,413     23,154     46,838    46,124
  Provision for possible loan losses   1,050        837      1,950     1,630

Net interest income after provision
  for possible loan losses.........   22,363     22,317     44,888    44,494

Other Income
  Securities gains (losses)........      (57)      (628)       (49)     (604)
  Trust income.....................      562        566      1,178     1,124
  Service charges on deposits......    1,401      1,410      2,763     2,724
  Other income.....................    1,029        933      1,984     1,578
     Total Other Income............    2,935      2,281      5,876     4,822

Other Expenses
  Salaries and employee benefits...    8,042      7,978     16,228    15,880
  Net occupancy expense............    1,106      1,066      2,296     2,173
  Furniture and equipment expense..    1,154      1,016      2,223     2,016
  FDIC expense.....................       67      1,065        139     2,130
  Other operating expenses.........    5,059      4,580      9,535     8,923
     Total Other Expenses..........   15,428     15,705     30,421    31,122

Income before taxes................    9,870      8,893     20,343    18,194
  Applicable income taxes..........    2,982      2,898      6,342     5,909
Net Income.........................  $ 6,888    $ 5,995    $14,001   $12,285

Average Shares Outstanding.........21,925,789 21,979,014 21,965,323 21,980,854

Per Share Data:

  Net income.......................  $  0.31    $  0.27    $  0.64   $  0.56
  Cash dividends per share.........  $  0.18    $  0.16    $  0.36   $  0.32

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                               Unrealized
                                                               Gain (loss)
                                           Additional          on Securities  Unearned              Total
                                   Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                   Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1994....   $22,437  $77,964   $146,814  $(16,802)    $(5,196)  $   (82)    $225,135

  Net income....................       -0-      -0-     12,285       -0-         -0-       -0-       12,285

  Cash dividends declared.......       -0-      -0-     (7,156)      -0-         -0-       -0-       (7,156)

  Change in market value of
    securities available for sale,
    net of tax effect...........       -0-      -0-        -0-    13,379         -0-       -0-       13,379

  Decrease in unearned ESOP shares     -0-      -0-        -0-       -0-          35       -0-           35

  Discount on dividend reinvestment
    plan purchases..............       -0-     (155)       -0-       -0-         -0-       -0-         (155)

  Treasury stock acquired.......       -0-      -0-        -0-       -0-         -0-    (1,459)      (1,459)

  Treasury stock reissued.......       -0-     (397)       -0-       -0-         -0-       698          301

Balance at June 30, 1995........   $22,437  $77,412   $151,943  $ (3,423)    $(5,161)  $  (843)    $242,365





Balance at December 31, 1995....   $22,437  $77,226   $157,576  $    511     $(4,545)  $  (929)    $252,276

  Net income....................       -0-      -0-     14,001       -0-         -0-       -0-       14,001

  Cash dividends declared.......       -0-      -0-     (8,011)      -0-         -0-       -0-       (8,011)

  Change in market value of
    securities available for sale,
    net of tax effect...........       -0-      -0-        -0-    (1,599)        -0-       -0-       (1,599)

  Decrease in unearned ESOP shares     -0-       20        -0-       -0-         536       -0-          556

  Discount on dividend reinvestment
    plan purchases..............       -0-     (245)       -0-       -0-         -0-       -0-         (245)

  Treasury stock acquired.......       -0-      -0-        -0-       -0-         -0-    (2,943)      (2,943)

  Treasury stock reissued.......       -0-      (32)       -0-       -0-         -0-       516          484

Balance at June 30, 1996........   $22,437  $76,969   $163,566  $ (1,088)    $(4,009)  $(3,356)    $254,519


The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 6 Months
                                                          Ended June 30,
                                                         1996         1995

Operating Activities
  Net income.......................................    $14,001      $12,285
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible credit losses..........      1,950        1,630
     Depreciation and amortization.................      2,329        2,501
     Net (losses) gains on sales of assets.........       (270)         499
     Decrease (increase) in interest receivable....       (326)         547
     Increase in interest payable..................      1,002        2,720
     Decrease in income taxes payable..............       (695)         (14)
     Change in deferred taxes......................        222         (242)
     Other-net.....................................     (2,944)      (3,347)

       Net cash provided by operating activities...     15,269       16,579

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from Sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     47,135       21,636
     Purchases.....................................    (42,164)      (7,138)
  Transactions with securities available for sale:
     Proceeds from sales...........................     12,812       76,170
     Proceeds from maturities and redemptions......     32,522       26,302
     Purchases.....................................    (56,824)     (15,105)
  Proceeds from sales of loans and other assets....      8,810        8,499
  Acquisition of affiliate and branch, net of cash
   received........................................      7,836          -0-
 Changes net of acquisitions:
  Net decrease in time deposits with banks.........      1,265        6,843
  Net increase in loans............................   (115,868)     (49,977)
  Purchases of premises and equipment..............     (3,068)      (1,847)
    Net cash provided (used) by investing
      activities...................................   (107,544)      65,383

Financing Activities
  Repayments of long-term debt.....................        -0-           (8)
  Discount on dividend reinvestment plan purchases.       (245)        (155)
  Dividends paid...................................     (8,034)      (7,166)
  Net decrease in Federal funds purchased..........    (31,235)     (47,200)
  Net increase (decrease) in other short-term
   borrowings......................................     59,635      (36,573)
 Changes net of acquisitions:
  Net increase in deposits.........................     82,885       36,308
  Purchase of treasury stock.......................     (2,943)      (1,459)
  Proceeds from sale of treasury stock.............         39          302

       Net cash provided (used) by financing
         activities................................    100,102      (55,951)

       Net increase (decrease) in cash and cash
         equivalents...............................      7,827       26,011

Cash and cash equivalents at January 1.............     67,181       66,055

Cash and cash equivalents at June 30...............    $75,008      $92,066

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1996 and 1995. The results of the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1996       1995
Cash paid during the first six
months of the year for:

  Interest                               $41,125    $37,893
  Income Taxes                           $ 6,800    $ 6,051

Noncash investing and financing
activities:
  ESOP borrowings                        $   -0-    $   500
  ESOP loan reductions                   $   536    $   535
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale
    pursuant to FAS No. 115              $(2,460)   $20,582
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 1,456    $ 1,844

NOTE 3   New Accounting Pronouncements

The Corporation adopted the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS No. 121") effective January 1, 1996. This statement requires long-lived assets, such as premises and equipment and intangibles to be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying amount of an asset may not be recoverable, future cash flows expected to result from the use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset a loss is recognized for the difference between the carrying value and fair market value of the asset. Adoption of this statement did not have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996
                           (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

Effective January 1, 1996 the Corporation adopted the Financial Accounting Standards Board Statement No. 122 "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" ("FAS No. 122"). This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities from those servicing rights acquired through purchase transactions. When a mortgage banking enterprise purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the Corporation must measure the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination. When the mortgage banking enterprise does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the Corporation must allocate the amortized cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without mortgage servicing rights) based on their relative fair values at the date of sale. The amount capitalized as the right to service mortgage loans is recognized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income (servicing revenue in excess of servicing cost). FAS No. 122 also requires mortgage servicing rights to be periodically evaluated for impairment based on fair values. The adoption of FAS No. 122 did not have a material impact on the Corporation's financial condition or results of operations.

The Corporation adopted the Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation" ("FAS No. 123") effective January 1, 1996. This statement defines a method of measuring stock based compensation, such as stock options granted, at an estimated fair value. FAS No. 123 also permits the continued measurement of stock based compensation under provisions of the Accounting Practice Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Corporations electing to measure stock based compensation under APB 25 are required to disclose, in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 was implemented. The Corporation granted 195,048 stock options during the second quarter of 1996 and will provide footnote disclosures required by FAS No. 123 in the Corporation's annual financial statements, as interim disclosures are not required. The adoption of FAS No. 123 did not have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996
                           (Unaudited)

NOTE 4   Business Combination

Effective April 1, 1996 the Corporation acquired all of the outstanding common stock of BSI Financial Services Inc.("BSI"), headquartered in Titusville, PA for cash and stock consideration aggregating $1.2 million. BSI provides mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks as well as unaffiliated organizations. The acquisition was accounted for as a purchase transaction, whereby the identifiable tangible and intangible assets and liabilities of BSI were recorded at their fair values at the acquisition date. Under the purchase method of accounting, the results of operations of BSI from the date of acquisition are included in the Corporation's financial statements.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 1996 as Compared to the First Six Months of
1995

Net income in the six months of 1996 was $14.0 million, an increase of $1.7 million over the 1995 level of $12.3 million. Earnings per share was $0.64 for the six months of 1996 reflecting an increase of $0.08 over the 1995 level of $0.56. Return on average assets was 1.18% and return on average equity was 10.99% during the 1996 period, compared to 1.06% and 10.56%, respectively during the same period of 1995.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $46.8 million for the six months of 1996 compared to $46.1 million for 1995. Both interest income and interest expense for 1996 increased over 1995 levels, reflecting increased volumes for both interest-earning assets and interest-bearing liabilities. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1996 period was 4.25%, reflecting a decrease of 6 basis points (0.06%) from 4.31% reported in 1995.

Interest and fees on loans increased $4.2 million, while interest income on investments decreased $1.9 million when compared to the corresponding period of 1995, primarily as a result of volume increases in loans and decreases in investments. Yields on investments remained stable for the 1996 period reflecting a decline of 2 basis points (0.02%) over 1995 yields. Loan yields began to be impacted by the maturity of long-term loans bearing interest rates which were higher than current market rates, combined with the short-term impact of low introductory rates offered on innovative new loan products.

Interest on deposits increased $4.1 million for the 1996 period compared to 1995, reflecting both increases due to volume and increases due to rate. Total cost of deposits increased 17 basis points (0.17%) over the 1995 period as a result of increases in all categories of certificates of deposit, but most notably those with maturities ranging from 24 to 35 months. Interest expense on short-term borrowings decreased $2.4 million compared to the 1995 period, primarily as a result of a de-leveraging strategy during the second quarter of 1995, combined with the Corporation's ability to fund loan growth from deposits. Average loans for the six months of 1996 increased $127 million over 1995 levels while average deposits increased by $111 million when compared to 1995 averages.

Average interest-earning assets were 95.6% of average total assets in the 1996 period and 95.0% during the 1995 time frame. Average interest-bearing liabilities decreased as a percentage of average total assets to 80.3% for the 1996 period compared to 81.2% during the related 1995 period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Six Months of 1996 as Compared to the First Six Months of
1995 (Continued)

The provision for possible credit losses was $2.0 million for the six month period of 1996 compared to $1.6 million during the 1995 period. Net charge-offs against the allowance for possible credit losses were $1.2 million in the 1996 period and $1.7 million in the 1995 period. The 1996 decline in net charge-offs occurred primarily in commercial loans not secured by real estate which declined by $541 thousand compared to 1995. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for possible credit losses for the six month periods ended June 30, 1996 and
1995.
                                    1996              1995

Balance January 1,                 $18,152           $17,337
Loans charged off:
  Commercial, financial and
   agricultural                        146               725
  Real estate-construction             -0-               -0-
  Real estate-commercial               -0-               155
  Real estate-residential               47               180
  Loans to individuals               1,348             1,030
  Lease financing receivables           24                26

      Total loans charged off        1,565             2,116

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                         46                84
  Real estate-construction             -0-               -0-
  Real estate-commercial                20                16
  Real estate-residential               15                31
  Loans to individuals                 247               244
  Lease financing receivables            1                91

      Total recoveries                 329               466

      Net charge offs                1,236             1,650

Provision charged to operations      1,950             1,630

Balance June 30,                   $18,866           $17,317

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Six Months of 1996 as Compared to the First Six Months of
1995 (Continued)

Other operating income increased $1.1 million in 1996 to $5.9 million. Net securities losses were $49 thousand during the 1996 period compared to securities losses of $604 thousand during the 1995 related period. The securities losses during 1995 resulted from the sale of $76.2 million of securities, primarily U.S. Treasury securities classified as "available for sale" having an average yield of 4.91% and an average remaining life of about 17 months. The proceeds were used to pay off short-term borrowings costing 6.00%. This transaction resulted in a net improvement in net interest income over the remaining life of the securities in excess of the net loss on the sale. Other income was $2.0 million in the 1996 period, an increase of $406 thousand over the $1.6 million reported in 1995. The most notable components of the increase in other income were gains on sale of loans totalling $162 thousand and the inclusion of BSI results beginning April 1, 1996. BSI loan origination, collection and servicing revenue increased other income by $176 thousand for the 1996 period when compared to 1995.

Noninterest expense was $30.4 million in the six months of 1996 which reflected a decrease of $701 thousand over the 1995 period. Total noninterest expense was 2.56% of average assets during the 1996 period compared to 2.69% for the 1995 related time frame. The major component of this decrease was the deposit insurance assessment from the Federal Deposit Insurance Corporation ("FDIC") which decreased by $2.0 million in 1996 to $139 thousand from $2.1 million reported in 1995. The 1996 amount represents the minimum FDIC assessment for the Corporation's commercial bank subsidiary combined with a regular assessment against thrift deposits of the Corporation. The additional one-time assessment against the Corporation's thrift deposits, which was anticipated as a result of the Savings and Loan Insurance Fund remaining underfunded, has not yet been enacted.

Employee costs were $16.2 million in 1996, representing 1.36% of average assets on an annualized basis compared to $15.9 million and 1.37% of average assets on an annualized basis for 1995. A shift in full time equivalent employees during 1996 occurred from back office positions to customer contact positions, most notably staffing levels of the Corporation's "Convenience Banking Center". This center is open for extended hours during the week and on weekends to provide customers with a wide array of financial services through the use of telephone banking.
Employee benefit costs in the 1996 period also reflect an increase in the employers matching contribution for the Corporation's 401(k) plan to 80% of the amount contributed by the employee up from 60% in 1995. Employee benefit cost increases for 1996 were partially offset by a reduction in hospitalization costs as a result of the Corporation's conversion to a managed health care plan effective in January which reduced costs by $143 when compared to 1995.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Six Months of 1996 as Compared to the First Six Months of
1995 (Continued)

Other operating expenses increased $612 thousand in 1996 to $9.5 million. Telephone cost increases of $175 thousand reflected usage increases for both voice and data lines partially offset by rate decreases. Aggressive marketing of innovative new products and services resulted in an increase of $193 thousand in advertising expenses for the six months of 1996. The merger of the Corporation's eight commercial bank subsidiaries during the fourth quarter of 1995 has begun to impact several expense categories in the current period.

Income tax expense was $6.3 million during the six months of 1996 compared to $5.9 million during the 1995 period. Income before taxes increased $2.1 million in the 1996 period when compared to the corresponding period of 1995. The Corporation's effective tax rate was 31.2% for the 1996 period and compared to 32.5% for 1995, reflecting an increase in tax-free income.

Three Months ended June 30, 1996 as Compared to the Three Months
Ended June 30, 1995

Net income was $6.9 million for the second quarter of 1996, an increase of $893 thousand over the same quarter of 1995. Earnings per share was $0.31 during the 1996 quarter and can be compared to $0.27 for the same period of 1995. Net security losses were $57 thousand during the 1996 period compared to securities losses of $628 thousand during the 1995 related period. The FDIC deposit insurance assessment described previously, decreased by $998 thousand for the second quarter of 1996 down from $1.1 million reported for the 1995 quarter.

Interest income increased $874 thousand in the second quarter of 1996 reflecting increased interest income on loans combined with decreased interest income on investments. The decrease in investment income for the 1996 quarter was primarily a result of volume decreases, as investment yields remained stable with a reduction of 5 basis points (0.05%) compared to the same period of 1995. Loan volumes for the 1996 period resulted in increased interest income on loans even though loan yields for the 1996 quarter reflected decreases of 36 basis points (0.36%) compared to the second quarter of 1995. Average loans outstanding for the second quarter of 1996 were $148.2 million higher than 1995 averages. Total cost of funds remained flat for the 1996 quarter and included deposit cost increases of 7 basis points (0.07%) combined with a reduction in the short-term borrowing rate of 64 basis points (0.64%) when compared to the second quarter of 1995. Net interest margin was 4.20% for the 1996 quarter compared to 4.30% during the 1995 period.

Provision for possible credit losses was $1.1 million for the three months ended June 30, 1996 and compared to $837 thousand for the three months ended June 30, 1995. Net loans charged of in the second quarter of 1996 were $659 thousand, a reduction of $188 thousand from net charge-offs of $847 thousand reported for the corresponding period of 1995. The increase in the provision for possible credit losses for the second quarter of 1996 can be mainly attributed to loan growth.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Three Months ended June 30, 1996 as Compared to the Three Months
Ended June 30, 1995 (Continued)

Occupancy and furniture and equipment cost increases for the 1996 quarter totalling $178 thousand can primarily be attributed to the preparation of facilities to be used for centralization of various functional areas of the Corporation such as loan operations, accounting, human resources and marketing. These functional areas of the Corporation are being redesigned to more efficiently support the new organizational structure resulting from the merger of eight commercial bank subsidiaries into a single operating unit during 1995. Other operating expenses for the second quarter of 1996 reflected increases in advertising, stationery and supplies and printing aggregating $363 thousand compared to the second quarter of 1995. Income taxes increased $84 thousand for the second quarter of 1996 primarily as a result of an increase in income which was partially offset by an increase in the level of tax free income over 1995 levels. The Corporation's effective tax rate was 30.2% for the 1996 period and compared to 32.6% for the 1995 period.

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

Net loans increased $105.3 million in the first six months of 1996 as specialized loan products and target marketing strategies generated results. Residential mortgages increased by $60.4 million during the six months of 1996 while municipal loans and commercial loans increased by $13.6 and $16.1 million respectively. Loan growth for the period was funded primarily by deposit growth. Total deposits grew $91.2 million and reflected increases in time deposits of $53.3 million combined with increases in demand deposits and savings of $16.4 million and $21.6 million respectively. Growth in time deposits occurred primarily in maturity ranges of 12 to 23 months and 36 to 59 months.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY (Continued)

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 1996 securities available for sale had an amortized cost of $254.1 million and an approximate fair value of $252.8 million. The difference between the amortized cost and approximate fair value of securities available for sale is not of major concern to management as the Corporation does not anticipate a need to liquidate the investments until maturity.

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

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 1996 and December 31, 1995.

                                         June 30, 1996
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 690,894   $ 95,299   $154,497   $  940,690
Investments..............    47,919     17,147     50,926      115,992
Other interest-earning
 assets..................    12,783      2,222      4,908       19,913

  Total interest-sensitive
   assets................   751,596    114,668    210,331    1,076,595

Certificates of deposits.   218,652    121,389    267,550      607,591
Other deposits...........   701,838        -0-        -0-      701,838
Borrowings...............   134,011      5,715     12,892      152,618
  Total interest-sensitive
   liabilities........... 1,054,501    127,104    280,442    1,462,047
  GAP.................... $(302,905)  $(12,436)  $(70,111)  $ (385,452)

ISA/ISL..................      0.71       0.90       0.75         0.74
Gap/Total assets.........     12.19%      0.50%      2.82%       15.51%

                                        December 31, 1995
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 515,833   $ 82,754   $167,780   $  766,367
Investments..............    18,351     33,319     42,960       94,630
Other interest-earning
 assets..................    91,408      6,698      6,272      104,378

  Total interest-sensitive
   assets................   625,592    122,771    217,012      965,375

Certificates of deposits.   223,659    130,053    257,833      611,545
Other deposits...........   680,303        -0-        -0-      680,303
Borrowings...............   102,527     10,164      6,838      119,529
  Total interest-sensitive
   liabilities........... 1,006,489    140,217    264,671    1,411,377
  GAP....................$ (380,897)  $(17,446)  $(47,659)  $ (446,002)

ISA/ISL..................      0.62       0.88       0.82         0.68
Gap/Total assets.........     16.11%      0.74%      2.02%       18.86%

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

The analysis at June 30, 1996, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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
                                                   At June 30,
                                               1996           1995
                                             (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    7,920     $    7,522
Past due loans                                  10,467          5,251
Renegotiated loans                                 286            626
     Total nonperforming loans              $   18,673     $   13,399

Other real estate owned                     $    1,495     $    2,519

Loans outstanding at end of period          $1,593,512     $1,417,707

Average loans outstanding (year-to-date)    $1,527,493     $1,399,246

Nonperforming loans as percent of
  total loans                                     1.17%          0.95%

Provision for possible credit losses        $    1,950     $    1,630

Net charge-offs                             $    1,236     $    1,650

Net charge-offs as percent of
  average loans                                   0.08%          0.12%

Provision for possible credit losses as
  percent of net charge-offs                    157.77%         98.79%

Allowance for possible credit losses as
  percent of average loans outstanding            1.24%          1.24%

Allowance for possible credit losses as
  percent of nonperforming loans                101.03%        129.24%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan prepayment terms. Additionally, the portfolio is well diversified and as of June 30, 1996, there were no significant concentrations of credit.

Nonperforming loans at June 30, 1996 increased $5.3 million over 1995 levels primarily as a result of increases in past due commercial and residential loans secured by real estate.
Although the ratio of the allowance for possible credit losses as a percent of nonperforming loans is lower than the Corporation's peers at June 30, 1996, other factors should be considered such as historical loan losses, and nonperforming loan levels. These were favorable when compared to peer group levels over the past five years. The provision for possible credit losses for the six months of 1996 exceeds that reported for 1995 while net charge-offs have declined, resulting in an increase in the provision for possible credit losses as a percent of net charge-offs. Management believes that the allowance for possible credit losses and nonperforming loans remain safely within acceptable levels during 1996.

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

As of June 30, 1996, the Corporation had a recorded investment in impaired loans of $8.2 million which included loans on a nonaccrual basis and renegotiated loans. The average balance of impaired loans for the six month period was $8.3 million. An allocation of the allowance for possible credit losses in the amount of $1.1 million relates to $4.8 million of the impaired loans. Impaired loans totalling $3.4 million have no allocation of the allowance, in accordance with the Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." Income earned on impaired loans during the first six months of 1996 was $53 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES

Equity capital increased $2.2 million in the first six months of 1996. Dividends declared reduced equity by $8.0 million over the 1996 period while earnings retention was $6.0 million, representing an earnings retention rate of 42.8%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $556 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash
payments reduced equity by $245 thousand.   The market value
adjustment to securities available for sale reduced equity by $1.6 million. The cost of purchasing treasury shares net of the reissuance of treasury shares, decreased equity by $2.5 million.

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

CAPITAL RESOURCES (Continued)

The table below presents the Corporation's capital position at June 30, 1996:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)         Assets

Tier I Capital                       $242,564            15.2%
Risk-Based Requirement                 63,654             4.0

Total Capital                         261,573            16.4
Risk-Based Requirement                127,309             8.0

Minimum Leverage Capital              242,564            10.0
Minimum Leverage Requirement           96,690             4.0

At June 30, 1996 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on form 8-k

                    Form 8-k dated June 3, 1996 reporting that the Corporation granted incentive stock options.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  AUGUST 12, 1996      /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  AUGUST 12, 1996      /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

22