Form 10-Q
period 1996-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1996-11-14
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of November 12, 1996 was 22,213,320.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . 10



                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 23

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (Unaudited)
                     (Dollars in thousands)

                                              September 30,   December 31,
                                                  1996            1995

ASSETS
     Cash and due from banks on demand....    $   80,530       $   62,381
     Interest-bearing deposits with banks.         5,021            8,288
     Federal funds sold ..................           -0-            4,800
     Securities available for sale, at
      market..............................       250,718          244,193

     Securities held to maturity, at cost,
       (market value $476,256 in 1996 and
       $503,568 in 1995)..................       481,894          504,509

     Loans................................     1,723,317        1,531,174
       Unearned income....................       (35,171)         (43,632)
       Allowance for possible credit losses      (19,170)         (18,152)
          Net loans.......................     1,668,976        1,469,390

     Property and equipment...............        31,453           29,435
     Other real estate owned..............         1,827            1,408
     Other assets.........................        44,426           39,903

          TOTAL ASSETS....................    $2,564,845       $2,364,307


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  212,618       $  200,939
       Interest-bearing...................     1,865,396        1,761,821
          Total deposits..................     2,078,014        1,962,760

     Short-term borrowings................       200,132          120,774
     Other liabilities....................        24,749           23,236
     Long-term debt.......................         4,457            5,261

          Total liabilities...............     2,307,352        2,112,031

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,213,320
       and 22,371,626 shares outstanding in
       1996 and 1995 respectively.........        22,437           22,437
     Additional paid-in capital...........        76,785           77,226
     Retained earnings....................       165,429          157,576
     Unrealized gain on securities
       available for sale, net of taxes...           530              511
     Treasury stock (223,308 shares at
       September 30, 1996 and 65,002 at
       December 31, 1995, at cost)........        (3,947)            (929)
     Unearned ESOP shares.................        (3,741)          (4,545)

       Total shareholders' equity.........       257,493          252,276

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,564,845       $2,364,307



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter     For the 9 Months
                                     Ended September 30,  Ended September 30,
                                       1996       1995       1996       1995

Interest Income
  Interest and fees on loans.......   $34,658    $32,733   $101,377   $ 95,245
  Interest and dividends on investments:
    Taxable interest...............     9,498      9,938     29,065     31,778
    Interest exempt from Federal
     income taxes..................       929        665      2,626      2,124
    Dividends......................       382        246      1,032        728
  Interest on Federal funds sold...         1        554         83        724
  Interest on bank deposits........        82        108        331        382
     Total Interest Income.........    45,550     44,244    134,514    130,981

Interest Expense
  Interest on deposits.............    20,366     19,140     59,440     54,133
  Interest on short-term borrowings     2,192      1,314      5,042      6,606
  Interest on long-term debt.......        95        140        297        468
     Total Interest Expense........    22,653     20,594     64,779     61,207

Net interest income................    22,897     23,650     69,735     69,774
  Provision for possible credit losses  1,200        815      3,150      2,445

Net interest income after provision
  for possible credit losses.......    21,697     22,835     66,585     67,329

Other Income
  Securities gains (losses)........         1        -0-        (48)     (604)
  Trust income.....................       533        545      1,711      1,669
  Service charges on deposits......     1,496      1,459      4,259      4,183
  Other income.....................     1,238        726      3,222      2,304
     Total Other Income............     3,268      2,730      9,144      7,552

Other Expenses
  Salaries and employee benefits...     8,408      7,994     24,636     23,874
  Net occupancy expense............     1,171      1,090      3,467      3,263
  Furniture and equipment expense..     1,214      1,023      3,437      3,039
  FDIC expense.....................       844        (17)       983      2,113
  Other operating expenses.........     5,097      4,291     14,632     13,214
     Total Other Expenses..........    16,734     14,381     47,155     45,503

Income before taxes................     8,231     11,184     28,574     29,378
  Applicable income taxes..........     2,369      3,729      8,711      9,638
Net Income.........................   $ 5,862    $ 7,455    $19,863    $19,740

Average Shares Outstanding.........21,947,468 22,020,632 21,959,328 21,994,259

Per Share Data:

  Net income.......................  $  0.27    $  0.34    $  0.90   $  0.90
  Cash dividends per share.........  $  0.18    $  0.16    $  0.54   $  0.48

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                              Unrealized
                                                              Gain (loss)
                                          Additional          on Securities  Unearned              Total
                                  Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                  Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1994....  $22,437  $77,964   $146,814  $(16,802)    $(5,196)  $   (82)    $225,135

  Net income....................      -0-      -0-     19,740       -0-         -0-       -0-       19,740

  Cash dividends declared.......      -0-      -0-    (10,736)      -0-         -0-       -0-      (10,736)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-    14,488         -0-       -0-       14,488

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         303       -0-          303

  Discount on dividend reinvestment
    plan purchases..............      -0-     (242)       -0-       -0-         -0-       -0-         (242)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (1,552)      (1,552)

  Treasury stock reissued.......      -0-     (420)       -0-       -0-         -0-       735          315

Balance at September 30, 1995...  $22,437  $77,302   $155,818  $ (2,314)    $(4,893)  $  (899)    $247,451





Balance at December 31, 1995....  $22,437  $77,226   $157,576  $    511     $(4,545)   $ (929)    $252,276

  Net income....................      -0-      -0-     19,863       -0-         -0-       -0-       19,863

  Cash dividends declared.......      -0-      -0-    (12,010)      -0-         -0-       -0-      (12,010)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-        19         -0-       -0-           19

  Decrease in unearned ESOP shares    -0-       63        -0-       -0-         804       -0-          867

  Discount on dividend reinvestment
    plan purchases..............      -0-     (377)       -0-       -0-         -0-       -0-         (377)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (3,689)      (3,689)

  Treasury stock reissued.......      -0-     (127)       -0-       -0-         -0-       671          544

Balance at September 30, 1996...  $22,437  $76,785   $165,429  $    530     $(3,741)  $(3,947)    $257,493


The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 9 Months
                                                        Ended September 30,
                                                         1996         1995

Operating Activities
  Net income.......................................    $19,863      $19,740
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      3,150        2,445
     Depreciation and amortization.................      3,311        3,793
     Net losses (gains) on sales of assets.........       (271)         468
     Increase in interest receivable...............       (143)        (655)
     Increase in interest payable..................      1,771        3,836
     Increase (decrease) in income taxes payable...      1,210         (446)
     Change in deferred taxes......................     (1,486)        (375)
     Other-net.....................................     (4,024)      (1,941)

       Net cash provided by operating activities...     23,381       26,865

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from Sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     65,359       31,935
     Purchases.....................................    (42,428)     (17,118)
  Transactions with securities available for sale:
     Proceeds from sales...........................     12,976       76,330
     Proceeds from maturities and redemptions......     40,446       39,865
     Purchases.....................................    (60,390)     (37,414)
  Proceeds from sales of loans and other assets....     13,530       16,623
  Acquisition of affiliate and branch, net of cash
   received........................................      7,836          -0-
 Changes net of acquisitions:
  Net decrease in time deposits with banks.........      3,268        8,231
  Net increase in loans............................   (216,271)     (85,388)
  Purchases of premises and equipment..............     (4,667)      (2,670)
    Net cash provided (used) by investing
      activities...................................   (180,341)      30,394

Financing Activities
  Repayments of long-term debt.....................        -0-       (1,684)
  Discount on dividend reinvestment plan purchases.       (377)        (242)
  Dividends paid...................................    (12,038)     (10,746)
  Net decrease in Federal funds purchased..........    (31,235)     (56,700)
  Net increase (decrease) in other short-term
   borrowings......................................    110,593      (39,110)
 Changes net of acquisitions:
  Net increase in deposits.........................    106,955       68,574
  Purchase of treasury stock.......................     (3,689)      (1,552)
  Proceeds from sale of treasury stock.............        100          315

       Net cash provided (used) by financing
         activities................................    170,309      (41,145)

       Net increase in cash and cash equivalents...     13,349       16,114

Cash and cash equivalents at January 1.............     67,181       66,055

Cash and cash equivalents at September 30..........    $80,530      $82,169

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine month periods ended
September 30, 1996 and 1995, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1996 and 1995. The results of the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1996       1995
Cash paid during the first nine
months of the year for:

  Interest                               $63,008    $57,371
  Income Taxes                           $ 9,350    $10,298

Noncash investing and financing
activities:
  ESOP borrowings                        $   -0-    $   500
  ESOP loan reductions                   $   804    $   803
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale
    pursuant to FAS No. 115              $    30    $22,290
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 2,127    $ 2,354

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996
                           (Unaudited)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996
                           (Unaudited)

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

RESULTS OF OPERATIONS

First Nine Months of 1996 as Compared to the First Nine Months of
1995

Net income in the nine months of 1996 was $19.9 million and can be compared to $19.7 million for the nine months of 1995. Both the 1996 and 1995 periods include nonrecurring adjustments to the Corporation's Federal Deposit Insurance costs. The 1996 period includes an additional one-time assessment against the Corporation's thrift deposits of $768 thousand as a result of the Savings and Loan Insurance Fund (SAIF) remaining underfunded while the 1995 related period includes a rebate of $1.1 million of deposit insurance costs to the Corporation's commercial banking subsidiaries as a result of the Federal Deposit Insurance Corporation's Bank Insurance Fund (BIF) reaching its regulatory cap. These adjustments have been made to enable banks and thrifts to pay equal deposit insurance rates in the future. BIF insured institutions will pay an annual rate of approximately $1.29 cents per $100 of deposits while SAIF insured institutions will pay approximately $6.44 cents per $100 annually for the years 1997 through 1999. It is anticipated that beginning in the year 2000 banks and thrifts will pay an equal rate of $2.43 cents per $100 of deposits.

Earnings per share was $0.90 for both the 1996 and 1995 periods. Excluding the impact of the FDIC and SAIF adjustments, earnings for 1996 reflected an increase of $0.06 per share over 1995 levels. Return on average assets was 1.09% and return on average equity was 10.34% during the 1996 period, compared to 1.14% and 11.07%, respectively during the same period of 1995.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $69.7 million for the nine months of 1996 compared to $69.8 million for the same period of 1995. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1996 period was 4.15%, reflecting a decrease of 18 basis points (0.18%) from 4.33% reported in 1995.

Interest and fees on loans increased $6.1 million reflecting volume increases in all loan categories as average total loans for the nine months of 1996 increased $156.6 million over 1995 averages. Yields on loans for the nine months of 1996 decreased by 33 basis points (0.33%) when compared to 1995 yields, as yields on mortgage loans and time and demand loans decreased by 47 basis points (0.47%) and 35 basis points (0.35%) respectively while installment loan yields increased by 12 basis points (0.12%). The decline in mortgage loan yields is primarily the short-term impact of low introductory rates offered on innovative new loan products while the decline in time and demand loan yields can mainly be attributed to the repricing of prime and

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Nine Months of 1996 as Compared to the First Nine Months of
1995 (Continued)

other variable rate loans at lower rates during 1996 than the rates for the corresponding 1995 period. Yields on investments remained stable for the 1996 period reflecting a decline of 3 basis points (0.03%) over 1995 yields.

Interest on deposits increased $5.3 million for the 1996 period compared to 1995, reflecting both increases due to volume of $3.7 million and increases due to rate of 1.6 million. Total cost of deposits increased 14 basis points (0.14%) over the 1995 level and included cost increases of 19 basis points (0.19%) and 8 basis points (0.08%) for total savings deposits and total time deposits, respectively. Rate increases for savings can primarily be attributed to new savings products bearing higher interest rates than standard savings accounts. These new savings products have been designed to build long-term customer relationships and are intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

Interest expense on short-term borrowings decreased $1.6 million compared to the 1995 period, primarily as a result of a de-leveraging strategy during the second quarter of 1995, combined with the Corporation's ability to fund loan growth from deposits. Average loans for the nine months of 1996 increased $157 million over 1995 levels while average deposits increased by $111 million when compared to 1995 averages.

Average interest-earning assets were 95.5% of average total assets in the 1996 period and 95.0% during the 1995 time frame. Average interest-bearing liabilities decreased as a percentage of average total assets to 80.4% for the 1996 period compared to 80.9% during the related 1995 period.

The provision for possible credit losses was $3.2 million for the nine month period of 1996 compared to $2.4 million during the 1995 period. Net charge-offs against the allowance for possible credit losses were $2.1 million in the 1996 period and $2.2 million in the 1995 period. The 1996 reduction in net charge-offs included a decline in net charge-offs for commercial loans not secured by real estate of $488 thousand and an increase in net charge-offs for loans to individuals of $565 thousand compared to 1995. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Nine Months of 1996 as Compared to the First Nine Months of
1995 (Continued)

Below is an analysis of the consolidated allowance for possible credit losses for the nine month periods ended September 30, 1996 and 1995.
                                    1996              1995

Balance January 1,                 $18,152           $17,337
Loans charged off:
  Commercial, financial and
   agricultural                        287               831
  Real estate-construction             -0-               -0-
  Real estate-commercial                20               184
  Real estate-residential               73               289
  Loans to individuals               2,263             1,553
  Lease financing receivables           25                40

      Total loans charged off        2,668             2,897

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                         60               114
  Real estate-construction             -0-               -0-
  Real estate-commercial                83                28
  Real estate-residential               31                44
  Loans to individuals                 360               386
  Lease financing receivables            2                94

      Total recoveries                 536               666

      Net charge offs                2,132             2,231

Provision charged to operations      3,150             2,445

Balance September 30,              $19,170           $17,551

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Nine Months of 1996 as Compared to the First Nine Months of
1995 (Continued)

Other operating income increased $1.6 million in 1996 to $9.1 million. Net securities losses were $48 thousand during the 1996 period compared to securities losses of $604 thousand during the 1995 related period. The securities losses during 1995 resulted from the sale of $76.2 million of securities, primarily U.S. Treasury securities classified as "available for sale" having an average yield of 4.91% and an average remaining life of about 17 months. The proceeds were used to pay off short-term borrowings costing 6.00%. This transaction resulted in a net improvement in net interest income over the remaining life of the securities in excess of the net loss on the sale. Other income was $3.2 million in the 1996 period, an increase of $918 thousand over the $2.3 million reported in 1995. The most notable components of the increase in other income were increased merchant fees on debit card transactions and the inclusion of BSI results beginning April 1, 1996. BSI loan origination, collection and servicing revenue increased other income by $408 thousand for the 1996 period when compared to 1995. Additional increases in other income during the 1996 period occurred in gains on the sale of loans and other assets and income from the Corporation's credit life insurance subsidiary which reflected increases of $160 thousand and $132 thousand respectively over the corresponding period of 1995.

Noninterest expense was $47.2 million in the nine months of 1996 which reflected an increase of $1.7 million over the 1995 period. Total noninterest expense was 2.59% of average assets during the 1996 period compared to 2.62% for the 1995 related time frame. Employee costs were $24.6 million in 1996, representing 1.35% of average assets on an annualized basis compared to $23.9 million and 1.37% of average assets on an annualized basis for 1995. Inclusion of BSI in the 1996 period accounted for $353 thousand of the $762 thousand total increase in employee costs for the 1996 period. A shift in full time equivalent employees during 1996 occurred from back office positions to customer contact positions, most notably staffing levels of the Corporation's "Convenience Banking Center". This center is open for extended hours during the week and on weekends to provide customers with a wide array of financial services though the use of telephone banking. Employee benefit costs in the 1996 period also reflect an increase in the employer's matching contribution for the Corporation's 401(k) plan to 80% of the amount contributed by the employee, up from 60% in 1995. Employee benefit cost increases for 1996 were partially offset by a reduction in hospitalization costs as a result of the Corporation's conversion to a managed health care plan effective in January which reduced costs by $196 when compared to 1995.

Other operating expenses increased $1.4 million in 1996 to $14.6 million. Telephone cost increases of $285 thousand reflected usage increases for both voice and data lines partially offset by rate decreases. Aggressive marketing of innovative new products and services resulted in increases of $218 thousand in advertising expenses and $63 thousand in promotional expenses for

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Nine Months of 1996 as Compared to the First Nine Months of
1995 (Continued)

the nine months of 1996. Additional cost increases occurred in stationery and supplies, filing and recording fees and printing which incurred increases of $215 thousand, $196 thousand and $80 thousand respectively over the nine months of 1995. The cost of processing debit and credit cards increased $229 thousand during the 1996 period. These expenses are not expected to grow as rapidly over the rest of 1996. Other professional fees increased $235 thousand for the nine months of 1996 compared to 1995 as a result of the use of outside consultants to help analyze and implement standardized fee schedules.

Income tax expense was $8.7 million during the nine months of 1996 compared to $9.6 million during the 1995 period. Income before taxes decreased $804 thousand in the 1996 period when compared to the corresponding period of 1995. The Corporation's effective tax rate was 30.5% for the 1996 period and compared to 32.8% for 1995, reflecting an increase in tax-free income.

Three Months ended September 30, 1996 as Compared to the Three
Months Ended September 30, 1995

Net income was $5.9 million for the third quarter of 1996, a decrease of $1.6 million over the same quarter of 1995. Earnings per share was $0.27 during the 1996 quarter and can be compared to $0.34 for the same period of 1995. The FDIC deposit insurance assessment described previously, increased by $861 thousand for the third quarter of 1996 up from a credit of $17 thousand reported for the 1995 quarter.

Interest income increased $1.3 million in the third quarter of 1996 reflecting increased interest income on loans partially offset by a decrease in interest income on Federal funds sold. The decrease in income on Federal funds sold for the 1996 quarter was primarily a result of volume decreases. Loan volumes for the 1996 period resulted in increased interest income on loans even though loan yields for the 1996 quarter reflected decreases of 68 basis points (0.68%) compared to the third quarter of 1995. Average loans outstanding for the third quarter of 1996 were $212.7 million higher than 1995 averages as all loan types reflected growth but most notable were mortgage loans which grew $104.8 million over 1995 averages for nine months. Yields on mortgage loans and time and demand loans decreased by 80 basis points (0.80%) and 49 basis points (0.49%) respectively. The decline in mortgage loan yields is primarily the short-term impact of low introductory rates offered on innovative new loan products while the decline in time and demand loan yields can mainly be attributed to the repricing of prime and other variable rate loans at lower rates during 1996 than the rates for the corresponding 1995 period. The yield on the new mortgage product is expected to begin to rise dramatically beginning in the fourth quarter of 1997.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

Three Months ended September 30, 1996 as Compared to the Three
Months Ended September 30, 1995

Interest expense on deposits increased $1.2 million for the third quarter of 1996 when compared to the 1995 quarter primarily a result of increased deposit balances. The cost of deposits increased by 3 basis points (0.03%) and included an increase of 21 basis points (0.21%) for total savings deposits combined with a decrease of 8 basis points (0.08%) for time deposits. A reduction in the short-term borrowing rate of 26 basis points (0.26%) for the 1996 quarter was offset by increased borrowings of $72.2 million in average balances for the third quarter of 1996 compared to 1995 quarter to date averages. Interest expense on short-term borrowings for the three months of 1996 increased $878 thousand over the three months of 1995. Net interest margin was 3.96% for the 1996 quarter compared to 4.38% during the 1995 period.

Provision for possible credit losses was $1.2 million for the three months ended September 30, 1996 and compared to $815 thousand for the three months ended September 30, 1995. Net loans charged off in the third quarter of 1996 were $896 thousand, an increase of $315 thousand from net charge-offs of $581 thousand reported for the corresponding period of 1995.

Salaries and employee benefits increased by $414 thousand for the 1996 quarter over the three months of 1995. Inclusion of BSI for the three months of 1996 accounted for nearly half of this increase. As described previously employee benefit costs in the 1996 period also reflect an increase in the employers matching contribution for the Corporation's 401(k) plan to 80% of the amount contributed by the employee up from 60% in 1995. The Corporation's 401(k) expenses increased by $97 thousand for the quarter.

Occupancy and furniture and equipment cost increases for the 1996 quarter totalling $272 thousand can primarily be attributed to the preparation of facilities to be used for centralization of various functional areas of the Corporation such as loan operations, accounting, human resources and marketing. These functional areas of the Corporation are being redesigned to more efficiently support the new organizational structure resulting from the merger of eight commercial bank subsidiaries into a single operating unit during 1995.

Other operating expenses for the third quarter of 1996 reflected increases in filing and recording fees, stationery and supplies, promotions and telephone expenses of $118 thousand, $114 thousand, $138 thousand and $109 thousand respectively, compared to the third quarter of 1995. Income taxes decreased $1.4 million for the third quarter of 1996 primarily as a result of a decrease in income which was combined with an increase in the level of tax free income over 1995 levels. The Corporation's effective tax rate was 28.8% for the 1996 period and compared to 33.3% for the 1995 period.

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

Net loans increased $199.6 million in the first nine months of 1996 as specialized loan products and target marketing strategies generated results. Residential mortgages increased by $106.8 million during the nine months of 1996 while loans to individuals increased by $36.2 million. Loan growth for the period was funded primarily by deposit growth. Total deposits grew $115.3 million and reflected increases in time deposits of $87.1 million combined with increases in demand deposits and savings of $11.7 million and $16.5 million respectively. Growth in time deposits occurred primarily in maturity ranges of 36 to 59 months.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 1996 securities available for sale had an amortized cost of $249.6 million and an approximate fair value of $250.7 million.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 1996 and December 31, 1995.

                                     September 30, 1996
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 643,445   $ 97,243   $163,566   $  904,254
Investments..............    18,264     18,515     76,046      112,825
Other interest-earning
 assets..................   102,846      6,070     14,213      123,129

  Total interest-sensitive
   assets................   764,555    121,828    253,825    1,140,208

Certificates of deposits.   209,412    180,171    227,708      617,291
Other deposits...........   696,773        -0-        -0-      696,773
Borrowings...............   175,338     16,440     13,353      205,131
  Total interest-sensitive
   liabilities........... 1,081,523    196,611    241,061    1,519,195
  GAP.................... $(316,968)  $(74,783)  $ 12,764   $ (378,987)

ISA/ISL..................      0.71       0.62       1.05         0.75
Gap/Total assets.........     12.36%      2.92%      0.50%       14.78%

                                        December 31, 1995
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 515,833   $ 82,754   $167,780   $  766,367
Investments..............    18,351     33,319     42,960       94,630
Other interest-earning
 assets..................    91,408      6,698      6,272      104,378

  Total interest-sensitive
   assets................   625,592    122,771    217,012      965,375

Certificates of deposits.   223,659    130,053    257,833      611,545
Other deposits...........   680,303        -0-        -0-      680,303
Borrowings...............   102,527     10,164      6,838      119,529
  Total interest-sensitive
   liabilities........... 1,006,489    140,217    264,671    1,411,377
  GAP....................$ (380,897)  $(17,446)  $(47,659)  $ (446,002)

ISA/ISL..................      0.62       0.88       0.82         0.68
Gap/Total assets.........     16.11%      0.74%      2.02%       18.86%

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

The analysis at September 30, 1996, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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
                                                 At September 30,
                                               1996           1995
                                             (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    7,424     $    6,876
Past due loans                                  12,676          8,578
Renegotiated loans                                 283            294
     Total nonperforming loans              $   20,383     $   15,748

Other real estate owned                     $    1,827     $    2,235

Loans outstanding at end of period          $1,688,146     $1,445,084

Average loans outstanding (year-to-date)    $1,563,576     $1,406,998

Nonperforming loans as percent of
  total loans                                     1.21%          1.09%

Provision for possible credit losses        $    3,150     $    2,445

Net charge-offs                             $    2,132     $    2,231

Net charge-offs as percent of
  average loans                                   0.14%          0.16%

Provision for possible credit losses as
  percent of net charge-offs                    147.75%        109.59%

Allowance for possible credit losses as
  percent of average loans outstanding            1.23%          1.25%

Allowance for possible credit losses as
  percent of nonperforming loans                 94.05%        111.45%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan prepayment terms. Additionally, the portfolio is well diversified and as of September 30, 1996, there were no significant concentrations of credit.

Nonperforming loans at September 30, 1996 increased $4.6 million over 1995 levels primarily as a result of increases in past due commercial and residential loans secured by real estate.
Although the ratio of the allowance for possible credit losses as a percent of nonperforming loans is lower than the Corporation's peers at September 30, 1996, other factors should be considered such as historical net charge offs, and the composition of the loan portfolio. These were favorable when compared to peer group levels over the past five years. The provision for possible credit losses for the nine months of 1996 exceeds that reported for 1995 while net charge-offs have declined, resulting in an increase in the provision for possible credit losses as a percent of net charge-offs. Management believes that the allowance for possible credit losses and nonperforming loans remain safely within acceptable levels during 1996.

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

As of September 30, 1996, the Corporation had a recorded investment in impaired loans of $7.7 million which included loans on a nonaccrual basis and renegotiated loans. The average balance of impaired loans for the nine month period was $8.2 million. An allocation of the allowance for possible credit losses in the amount of $1.5 million relates to $4.5 million of the impaired loans. Impaired loans totalling $3.2 million have no allocation of the allowance, in accordance with the Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." Income earned on impaired loans during the first nine months of 1996 was $74 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES

Equity capital increased $5.2 million in the first nine months of 1996. Dividends declared reduced equity by $12.0 million over the 1996 period while earnings retention was $7.9 million, representing an earnings retention rate of 39.5%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $867 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash
payments reduced equity by $377 thousand.   The market value
adjustment to securities available for sale increased equity by $19 thousand. The cost of purchasing treasury shares net of the reissuance of treasury shares, decreased equity by $3.1 million.

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

CAPITAL RESOURCES (Continued)

The table below presents the Corporation's capital position at September 30, 1996:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)         Assets

Tier I Capital                       $244,121            14.8%
Risk-Based Requirement                 65,988             4.0

Total Capital                         263,434            16.0
Risk-Based Requirement                131,976             8.0

Minimum Leverage Capital              244,121             9.8
Minimum Leverage Requirement           99,614             4.0

At September 30, 1996 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

                    None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  NOVEMBER 12, 1996    /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  NOVEMBER 12, 1996    /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

24