Form 10-K
period 1996-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1997-03-28
CIK 712537

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 1996 commission file number 0-11242

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

    TITLE OF CLASS                         OUTSTANDING AT March 24, 1997

Common Stock, $1 Par Value                        22,173,921 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 24, 1997), was approximately $368,111,268.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 28, 1997 are incorporated by reference into Part III.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                  First Commonwealth Financial Corporation

                                 FORM 10-K

                                   INDEX

PART I                                                        PAGE

ITEM 1.   Business

          Description of business..........................     2
          Competition......................................     4
          Supervision and regulation.......................     4

ITEM 2.   Properties.......................................     7

ITEM 3.   Legal Proceedings................................     7

ITEM 4.   Submission of Matters to a Vote of Security
           Holders.........................................     7


PART II

ITEM 5.   Market for Registrant's Common Stock and Related
           Security Holder Matters.........................     8

ITEM 6.   Selected Financial Data..........................     9

ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............    10

ITEM 8.   Financial Statements and Supplementary Data......    26


ITEM 9.   Disagreements on Accounting and Financial
           Disclosures.....................................    56


PART III

ITEM 10.   Directors and Executive Officers of the
            Registrant.....................................    56

ITEM 11.   Management Renumeration and Transactions........    57

ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................    57

ITEM 13.   Certain Relationships and Related Transactions..    57


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................    58
            Signatures.....................................    60

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

Commonwealth Systems Corporation ("CSC") was incorporated as a Pennsylvania business corporation in 1984 by the Corporation to function as its data processing subsidiary and it has its principal place of business in Indiana, Pennsylvania. Before August 1984, it had operated as the data processing department of NBOC. First Commonwealth Trust Company ("FCTC") was incorporated on January 18, 1991 as a Pennsylvania chartered trust company to render general trust services. The trust departments of Subsidiary Banks were combined to form FCTC, and the corporate headquarters are located in Indiana, Pennsylvania. On April 1, 1996 the Corporation affiliated with BSI Financial Services Inc. ("BSI") a Pennsylvania business corporation headquartered in Titusville, Crawford County. BSI provides mortgage banking loan servicing and collection services to the Corporation's subsidiary banks as well as unaffiliated organizations. The Corporation and its subsidiaries employed approximately 1,154 persons (full-time equivalents) at December 31, 1996.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Through FCB, the Corporation traces its banking origins to 1866. FCB and RSB conduct their business through 83 community banking offices in 52 communities in the counties of Adams (1 office), Allegheny (2), Armstrong
(3), Beaver (1), Bedford (4), Blair (8), Cambria (11), Centre (4), Clearfield (6), Elk (3), Franklin (2), Huntingdon (7), Indiana (9), Jefferson (4), Lawrence (6), Somerset (5), Washington (1) and Westmoreland
(6).

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

FCB and RSB (Banks) operate a network of 65 automated teller machines ("ATMs") which permit their customers to conduct routine banking transactions 24 hours a day. Of the ATMS, 51 are located on the premises of their main or branch offices and 14 are in remote locations. All the ATMs are part of the MAC network which consist of over 23,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 45 states. The ATM's operated by the Banks are also part of the global MasterCard/Cirrus network which is comprised of more than 300,000 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders. Such networks allow the Bank's customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

In addition to funds access through the use of ATMs, the MAC debit card offered to the Banks deposit customers may be used at 300,000 point of sale terminals on the MAC system as well as being used on the global MasterCard system for the purchase of goods and services. The MAC debit card provides customers with the almost universal acceptability of a credit card combined with the convenience of direct debit to the customers checking account.

CSC is the data processing subsidiary of the Corporation. It provides on-line general ledger accounting services and bookkeeping services for deposit and loan accounts to the Corporation, the Subsidiary Banks and two other nonbank subsidiaries. CSC also acts as a centralized purchasing agent for the purchase of computer hardware and software products by the Corporation and subsidiaries as well as providing technical support for the installation and use of these products. It competes, principally with data processing subsidiaries of other, mostly larger, banks, on the basis of the price and quality of its services and the speed with which such services are delivered.

FCTC has five branch offices in the service areas of the Banks and offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

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

Competition

The Banks, FCTC and BSI face intense competition, both from within and without their service areas, in all aspects of business. The Banks compete for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within their service areas. With respect to loans to larger businesses the Banks also complete with much larger banks located outside of their service areas. They also compete, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions. In recent years they have encountered significant competition for deposits from money market funds and institutions that offer annuities located throughout the United States. Money market funds pay dividends to their shareholders (which are the equivalent are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by the Subsidiary Banks. Annuities accumulate interest on the amounts deposited over a predetermined time period. The depositor is then entitled to withdraw his funds for a fixed period of time or until death. The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made. In addition to savings and loan associations and credit unions, the Banks also compete for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout their service areas. The Banks believe that the principal means by which they compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of their offices and ATMs, the sophistication and quality of their services and the prices (primarily interest rates) of their services. Additionally, the Banks intend to remain competitive by offering financial services that target specific customer needs. Examples of such specialized products include the "Sentry CD Watch" which provides certificate of deposit rates of competitors to members of the Banks' "Senior Accent" club, available to customers age 50 or better, and introduction of the "Too Good To Be True" mortgage product, available to first time home buyers. Specific customer needs are also met through an enhanced customer delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the Banks' branch offices.

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

Upon the acquisition of RFC, the Corporation also became a savings and loan holding company subject to regulation and supervision of the Office of Thrift Supervision ("OTS") under the Savings and Loan Holding Company Act, and by the Pennsylvania Department of Banking under the Pennsylvania Savings Association Code of 1967, as amended. While the regulation and supervision of multiple regulators increase the Corporation's cost of compliance with federal and state banking laws and regulations, it is not expected to have a significant adverse effect on its operations or financial condition.

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

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisition. On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction. As of December 31, 1996 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, of which the following 18 are east of the Mississippi River: Connecticut, Delaware, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Rhode Island, Tennessee, Vermont and West Virginia. A similar law is applicable to savings associations and savings and loan holding companies.

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

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana county Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s. The Corporation, NBOC and CSC occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and which contains a renewal option. Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines. In order to support future expansion needs and centralization of various functional areas such as loan processing, marketing, and accounting, the Corporation also owns two additional structures, free of all liens and encumbrances. These facilities currently provide office space for the Corporation, CSC, FCTC and FCB. The Banks have 83 banking facilities of which 26 are leased and 57 are owned in fee, free of all liens and encumbrances. All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities. Management believes all such facilities to be in good repair and well suited to their uses. Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS

The information appearing in NOTE 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this filing is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF". The approximate number of holders of record of the Corporation's common stock is 9,500. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1996
First Quarter           $19.500          $17.750          $0.180
Second Quarter          $19.625          $17.750          $0.180
Third Quarter           $19.125          $17.000          $0.180
Fourth Quarter          $19.000          $17.500          $0.200

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

                                                             Years Ended December 31,
                                              1996         1995         1994         1993         1992

Interest income.......................      $182,329     $175,701     $159,644     $154,990     $155,606
Interest expense......................        88,325       82,418       69,102       67,164       73,295

  Net interest income.................        94,004       93,283       90,542       87,826       82,311
Provision for possible credit losses..         4,501        4,125        2,896        2,920        3,744
  Net interest income after provision
    for possible credit losses........        89,503       89,158       87,646       84,906       78,567

Securities gains (losses).............         1,403         (603)       5,536        3,528          955
Other operating income................        12,338       11,007       10,635       10,960        9,362
Other operating expenses..............        63,589       62,062       60,855       59,405       54,957
      Income before taxes and cumulative
       effect of change in accounting
       method.........................        39,655       37,500       42,962       39,989       33,927
Applicable income taxes...............        12,072       11,974       14,226       12,444        9,393
      Income before cumulative effect
       of change in accounting method.        27,583       25,526       28,736       27,545       24,534
Cumulative effect of change in
  accounting method...................           -0-          -0-          -0-          865          -0-
Net income............................      $ 27,583     $ 25,526     $ 28,736     $ 28,410     $ 24,534

Per Share Data
  Net income before cumulative effect
   of change in accounting method.....         $1.26        $1.16        $1.28        $1.23        $1.12
  Cumulative effect of change in
   accounting method..................          0.00         0.00         0.00         0.04         0.00
  Net income..........................         $1.26        $1.16        $1.28        $1.27        $1.12

  Dividends declared..................         $0.74        $0.66        $0.58        $0.51        $0.55

  Average shares outstanding..........    21,954,111   22,005,427   22,432,062   22,416,360   21,983,845

At End of Period
  Total assets........................    $2,584,638   $2,364,307   $2,334,921   $2,252,836   $2,077,824
  Investment securities...............       704,161      748,702      813,687      909,166      703,227
  Loans and leases, net of unearned
    income............................     1,747,335    1,487,542    1,377,794    1,211,109    1,165,494
  Allowance for possible credit losses        19,324       18,152       17,337       16,483       15,828
  Deposits............................     2,104,783    1,962,760    1,881,060    1,822,085    1,788,226
  Long-term debt......................        40,880        5,261        7,596        7,363        8,130
  Shareholders' equity................       261,358      252,276      225,135      228,910      210,687

Key Ratios
  Return on average assets............         1.12%        1.10%       1.26%        1.32%        1.26%
  Return on average equity............        10.69%       10.55%      12.55%       12.86%       12.30%
  Net loans to deposit ratio..........        82.10%       74.86%      72.32%       65.56%       64.29%
  Dividends per share as a percent of
    net income per share..............        58.73%       56.90%      45.31%       40.16%       49.11%
  Average equity to average assets
    ratio.............................        10.47%       10.39%      10.01%       10.23%       10.26%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation (the "Corporation") including its subsidiaries for the years ended December 31, 1996, 1995 and 1994 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect managements' analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The Corporation acquired BSI Financial Services Inc. ("BSI") effective April 1, 1996. The BSI merger was accounted for as a purchase transaction, whereby the results of operations of BSI from the date of acquisition are included in the Corporation's financial statements. The Corporation acquired United National Bancorporation and its subsidiaries ("United") and Reliable Financial Corporation and its subsidiary ("Reliable") effective September 27, 1994 and September 29, 1994, respectively. The United and Reliable mergers were accounted for as poolings of interests and accordingly, all financial statements have been restated as though the mergers had occurred at the beginning of the earliest period presented.

Results of Operations

Net income in 1996 was $27.6 million, an increase of $2.1 million from the 1995 level of $25.5 million and compared to $28.7 million reported in 1994. Earnings per share increased $0.10 per share in 1996 to $1.26. The impact of net securities transactions increased earnings per share $0.09 in 1996 while the impact of net securities transactions decreased earnings per share by $0.27 in 1995. Changes in net interest income increased earnings by
$0.04 per share during 1996 and $0.20 per share during 1995.   The inclusion
of BSI income for 1996 increased earnings per share and other income by $0.02 per share. Also included in other income for 1996 were increases in charge card user fees representing $0.02 per share. Included in the salary and benefits costs in 1995 were early retirement costs and other benefit adjustments resulting in a $0.05 per share adjustment. Included in FDIC expenses for 1996 was a $0.03 per share adjustment representing the Corporation's share of the industry-wide assessment to recapitalize the Savings Association Insurance Fund, while FDIC expenses for 1995 included a rebate of deposit insurance costs to the Corporation's commercial banking subsidiaries representing $0.05 per share. Excluding the impact of the SAIF assessment, FDIC rebate and securities transactions, earnings per share would have been $1.24 for 1996 and $1.15 for 1995 representing an increase of $0.09 per share. Return on average assets was 1.12% and return on average equity was 10.69% during 1996 compared to 1.10% and 10.55%, respectively for 1995. Return on average assets was 1.26% during 1994 while return on average equity was 12.55%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the impact of changes in net income on earnings per share:

                                            1996              1995
                                             vs.               vs.
                                            1995              1994

Net income per share, prior year           $1.16             $1.28

Increase (decrease) from changes in:
  Net interest income                       0.04              0.20
  Provision for possible credit losses     (0.02)            (0.06)
  Security transactions                     0.09             (0.27)
  Other income                              0.06              0.02
  Salaries and employee benefits           (0.01)            (0.16)
  Occupancy and equipment costs            (0.04)            (0.02)
  Merger expenses                           0.00              0.07
  FDIC expense                              0.06              0.08
  Other expenses                           (0.07)            (0.07)
  Provision for income taxes               (0.01)             0.09

Net income per share                       $1.26             $1.16

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $94.0 million in 1996 compared to $93.3 million in 1995 and $90.5 million in 1994. The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 1996.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

                                                     Average Balance Sheets and Net Interest Analysis
                                                                (Dollar Amounts in Thousands)

                                             1996                             1995                             1994
                                 Average    Income/   Yield or    Average    Income/   Yield or    Average    Income/   Yield or
                                 Balance    Expense   Rate(a)     Balance    Expense   Rate(a)     Balance    Expense   Rate(a)
Assets
Interest-earning assets:
  Time deposits with banks    $    7,378    $    413    5.59%  $    8,552    $    486    5.69%   $   14,677   $   600     4.09%
  Investment securities          738,916      43,177    6.10      769,006      45,600    6.12      870,656      48,645    5.80
  Federal funds sold               1,712          85    4.97       17,712       1,033    5.83        4,138         186    4.49
  Loans (b) (c), net of
    unearned income            1,601,747     138,654    8.74    1,421,004     128,582    9.11    1,283,866     110,213    8.66
   Total interest-
      earning assets           2,349,753     182,329    7.89    2,216,274     175,701    8.04    2,173,337     159,644    7.48

Noninterest-earning assets:
  Cash                            57,717                           53,752                           54,542
  Allowance for credit losses    (18,951)                         (17,584)                         (17,120)
  Other assets                    75,156                           77,843                           77,498
   Total noninterest-
      earning assets             113,922                          114,011                          114,920
    Total Assets              $2,463,675                       $2,330,285                       $2,288,257

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing
    demand deposits           $  212,269       3,434    1.62%  $  208,330       3,108    1.49%  $  226,824       3,764    1.66%
  Savings deposits               481,608      13,392    2.78      464,021      11,858    2.56      503,327      11,520    2.29
  Time deposits                1,145,592      63,886    5.58    1,060,070      58,855    5.55      948,804      45,901    4.84
  Short-term borrowings          127,150       6,550    5.15      141,474       8,013    5.66      168,929       7,394    4.38
  Long-term debt                  18,170       1,063    5.85        7,010         584    8.33        7,744         523    6.75
    Total interest-
      bearing liabilities      1,984,789      88,325    4.45    1,880,905      82,418    4.38    1,855,628      69,102    3.72

Noninterest-bearing
 liabilities and capital:
  Noninterest-bearing
    demand deposits              197,899                          185,889                          185,058
  Other liabilities               23,033                           21,429                           18,576
  Shareholders' equity           257,954                          242,062                          228,995
    Total noninterest-
      bearing funding sources    478,886                          449,380                          432,629
      Total Liabilities and
        Shareholders' Equity  $2,463,675                       $2,330,285                       $2,288,257

 Net Interest Income and
    Net Yield On Interest-
    earning Assets                          $ 94,004    4.14%                $ 93,283    4.32%                $ 90,542    4.30%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Both interest income and interest expense increased over 1995 levels as volumes increased. Average interest-earning assets increased $133.5 million in 1996. Average loans increased $180.7 million in 1996 and were supported by deposit growth and maturities of investment securities. Average investment securities decreased $30.1 million during 1996.

Asset yields, on a tax-equivalent basis, decreased 15 basis points (0.15%) during 1996 while the cost of funds increased 7 basis points (0.07%). Both asset yields and the cost of funds increased in 1995. Asset yields, on a tax-equivalent basis, increased 56 basis points (0.56%) during 1995 while the cost of funds increased 66 basis points (0.66%). The decline in loan yields which began in the fourth quarter of 1995 has continued throughout 1996. Loan yields declined 37 basis points (0.37%) during 1996 as yields on mortgage loans and time and demand loans decreased by 39 basis points (0.39%) and 34 basis points (0.34%), respectively. The mortgage portfolio was impacted by declining interest rates and innovative loan product offerings which bear lower introductory interest rates. These loan products are designed to initiate relationships in the early stages of a customer's financial life cycle so they may be developed thereafter with more traditional banking products and services. Any initial earnings reduction related to new products are expected to produce long-term profitable relationships and loan yields. Loan yields on new products are expected to begin improving in the fourth quarter of 1997. The decline in time and demand loan yields can mainly be attributed to the repricing of prime and other variable rate loans at lower rates during 1996 than the rates for the corresponding 1995 period.

Prepayments of mortgage backed securities ("MBS") remained steady during 1996 and have not yet been impacted by declining interest rates. The primary risk of owning MBS relates to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment speeds. As interest rates increase, prepayment speeds generally decline, resulting in a longer average life of a MBS. Conversely as interest rates decline, prepayment speeds increase, resulting in a shorter average life of a MBS. Using computer simulation models, the Corporation tests the average life and yield volatility of all MBSs under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits. The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. Government and Agency securities.

Interest expense increased $5.9 million during 1996 and included increases due to volume of $5.4 million and increases due to rate of $533 thousand. The total cost of funds increased 7 basis points (0.07%) during 1996 and reflected deposit cost increases of 11 basis points (0.11%) combined with declines in short-term and long-term borrowing rates of 51 basis points (0.51%) and 248 basis points (2.48%) respectively. Average interest-bearing deposits increased $107.0 million during 1996 and included increases of $21.5 million in interest-bearing demand deposits and savings accounts combined with increases of $85.5 million in time deposits. Time deposits increased primarily in the 12 to 23 month maturity range as deposits in this maturity range increased by $72.9 million compared to 1995 averages.
Deposit cost increases of 11 basis points (0.11%) during 1996 can be compared to increases of 57 basis points (0.57%) during 1995. Cost increases of 22 basis points (0.22%) during 1996 for savings deposits can primarily be attributed to new savings products which in addition to an attractive base interest rate include interest adjustments based on the number and amounts of various accounts a customer has in addition to a savings account.

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets), was 4.14% during 1996 compared to 4.32% in 1995 and 4.30% in 1994. The Corporation's use of computer modeling to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion herein.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

                                    Analysis of Year-to-Year Changes in Net Interest Income
                                               (Dollar Amounts in Thousands)

                                       1996 Change from 1995                    1995 Change from 1994
                                 Total     Change Due    Change Due       Total     Change Due    Change Due
                                 Change    to Volume      to Rate         Change    to Volume      to Rate
Interest-earning assets:
    Time deposits with banks   $   (73)     $   (67)      $    (6)        $  (114)    $ (251)       $   137
    Securities                  (2,423)      (1,843)         (580)         (3,045)     (5,896)        2,851
    Federal funds sold            (948)        (933)          (15)            847         609           238
    Loans                       10,072       16,473        (6,401)         18,369      11,876         6,493
      Total interest income      6,628       13,630        (7,002)         16,057       6,338         9,719
Interest-bearing liabilities:
    Deposits                     6,891        5,256         1,635          12,636       4,176         8,460
    Short-term borrowings       (1,463)        (811)         (652)            619      (1,202)        1,821
    Long-term debt                 479          929          (450)             61         (50)          111
      Total interest expense     5,907        5,374           533          13,316       2,924        10,392
      Net interest income      $   721      $ 8,256       $(7,535)        $ 2,741     $ 3,414       $  (673)

The provision for possible credit losses is an amount added to the allowance against which credit losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The provision for possible credit losses was $4.5 million in 1996 compared to $4.1 million in 1995 and $2.9 million in 1994. The provision for possible credit losses increased in 1996 as a result of growth in the portfolio as a whole, combined with an increase in charge-offs and delinquencies of consumer installment and revolving credit loans. Net charge-offs against the allowance for possible credit losses were $3.3 million, or 0.21% of average total loans in 1996. This compared to $3.3 million in 1995 and $2.0 million in 1994. Net charge-offs were 0.23% and 0.16% of average total loans in 1995 and 1994, respectively. Although the allowance for possible credit losses as a percentage of average loans outstanding is below peer averages, net charge-offs as a percentage of average loans outstanding is also below peer averages. For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The following table presents an analysis of the consolidated allowance for possible credit losses for the five years ended December 31, 1996 (dollars in thousands):

                                                    Summary of Loan Loss Experience

                                           1996       1995       1994       1993      1992
Loans outstanding at end of year        $1,747,335 $1,487,542 $1,377,794 $1,211,109 $1,165,494

Average loans outstanding               $1,601,747 $1,421,004 $1,283,866 $1,187,236 $1,094,197

Allowance for possible credit losses:
Balance, beginning of year              $   18,152 $   17,337 $   16,483 $   15,828 $   10,681
Addition as result of acquisition              -0-        -0-        -0-       -0-       4,501

Loans charged off:
  Commercial, financial and agricultural       571      1,161      1,246        774        860
  Loans to individuals                       3,023      2,316      1,676      1,825      1,906
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                       440        218         23        791        706
  Real estate-residential                      174        423        179        357        650
  Lease financing receivables                   26         52         52        106        127
    Total loans charged off                  4,234      4,170      3,176      3,853      4,249

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       254        132        254        563        371
  Loans to individuals                         482        518        563        565        397
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                        83         56        249        276        317
  Real estate-residential                       81         55         61        177         47
  Lease financing receivables                    5         99          7          7         19
    Total recoveries                           905        860      1,134      1,588      1,151
    Net loans charged off                    3,329      3,310      2,042      2,265      3,098
Provision charged to expense                 4,501      4,125      2,896      2,920      3,744

Balance, end of year                    $   19,324 $   18,152 $   17,337 $   16,483 $   15,828

Ratios:
  Net charge-offs as a percentage
    of average loans outstanding             0.21%      0.23%      0.16%      0.19%      0.28%
  Allowance for possible credit losses
    as a percentage of average loans
    outstanding                              1.21%      1.28%      1.35%      1.39%      1.45%

Total other operating income increased $3.3 million in 1996 to $13.7 million from $10.4 million reported in 1995 and can be compared to $16.2 million in 1994. Net securities gains of $1.4 million in 1996 compared to securities losses of $603 thousand in 1995 resulted in an increase of $2.0 million.
The securities gains during 1996 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale". These equity securities had a book value of $6.8 million and were sold for a gain of $1.5 million. The securities losses during 1995 resulted from the sale of $77.6 million of securities, primarily U.S. Treasury securities classified as "available for sale" having an average yield of 4.91% and an average remaining life of about 17 months. The proceeds from the sale of these U.S. Treasury securities were used to pay off short-term borrowings costing 6.00%. This transaction resulted in a net improvement in net interest income over the remaining life of the securities in excess of the net loss on the sale.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Service charges on deposits increased over all periods reported, primarily as a result of increased average total deposits. Other income increased $1.1 million in 1996 to $4.4 million from $3.2 million reported in 1995 and can be compared to $3.0 million in 1994. The inclusion of BSI income on loan origination and servicing for 1996 increased other income by $527 thousand. Other revenue for 1996 also reflected increases in charge card user fees of $607 thousand as the introduction of redesigned charge card products generated over a fifty percent increase in the number of accounts and balances outstanding compared to year end 1995.

Total other operating expenses increased $1.5 million to $63.6 million in 1996 and compared to $62.1 million and $60.9 million in 1995 and 1994, respectively. Results for the 1994 period included merger costs of $1.7 million.

Employee costs during 1996 were $33.3 million, an increase of $253 thousand over the 1995 level of $33.0 million. Included in employee costs for 1995 were early retirement settlements and other benefit adjustments of $1.3 million. Excluding early retirement settlements and other benefit adjustments, employee costs increased $1.5 million or 4.76% during 1996. Inclusion of BSI in the 1996 period increased employee costs by $602 thousand. Also reflected in the 1996 period is a $228 thousand increase in the employer's matching contribution for the Corporation's 401(k) plan at 80% of the amount contributed by the employee, up from 60% in 1995. Excluding BSI from the 1996 period, hospitalization expense for 1996 reflected a decrease of $375 thousand primarily a result of converting to a managed health care plan effective January 1, 1996. Employee costs as a percentage of average assets was 1.35% in 1996 and compares to 1.42% in 1995 and 1.31% in 1994. Salary levels are generally maintained through attrition management programs.

Net occupancy expense and furniture and equipment increased $786 thousand during 1996. The inclusion of BSI represented $98 thousand of the 1996 increase while the cost of equipment maintenance contracts and equipment
repairs increased $485 thousand during 1996.   Net occupancy expense and
furniture and equipment increased $360 thousand in 1995 as a result of increased utilization of leased equipment during the redesign of various operational areas of the organization such as loan processing. Net occupancy expense and furniture and equipment increased in 1994 as the costs of maintenance and repairs decreased and depreciation increased as the process of automating loan documentation and the branch network progressed. This upgrade is expected to improve platform productivity and reduce loan documentation risks.

Both the 1996 and 1995 periods include adjustments to the Corporation's Federal Deposit Insurance costs. The 1996 period includes an additional one-time assessment against the Corporation's thrift deposits of $768 thousand to replenish the Savings and Loan Insurance Fund (SAIF). The 1995 related period includes a rebate of $1.1 million of deposit insurance costs to the Corporation's commercial banking subsidiaries as a result of the Federal Deposit Insurance Corporation's Bank Insurance Fund (BIF) reaching its regulatory cap. These adjustments have been made to enable banks and thrifts to pay equal deposit insurance rates in the future. BIF insured institutions will pay an annual rate of approximately 1.29 cents per $100 of deposits while SAIF insured institutions will pay approximately 6.44 cents per $100 annually for the years 1997 through 1999. It is anticipated that beginning in the year 2000 banks and thrifts will pay an equal rate of 2.43 cents per $100 of deposits.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Other operating expenses increased $1.8 million in 1996 to $20.0 million and can be compared to $18.2 million in 1995 and $18.6 million in 1994. The inclusion of BSI for the 1996 period represented $296 thousand of the 1996 increase. Telephone cost increases of $392 thousand during 1996 reflected usage increases for both voice and data lines partially offset by rate decreases. Aggressive marketing of innovative new products and services resulted in increases of $274 thousand in advertising expenses during 1996. Additional cost increases during 1996 occurred in stationery and supplies, filing and recording fees and Pennsylvania shares tax expenses which incurred increases of $187 thousand, $226 thousand, and $337 thousand respectively. Other professional fees increased $277 for 1996 compared to 1995 primarily as a result of the use of outside consultants to help analyze and implement standardized fee schedules.

The 1994 period contained merger related expenses in the amount of $1.7 million. After adjusting the 1994 total for the $1.7 million of merger costs deducted, other operating expenses really increased by $1.3 million in 1995 and decreased by $835 thousand in 1994. The amortization of core deposit intangibles decreased $210 thousand in 1995 and $484 in 1994 as the intangibles related to mergers which occurred in 1984 and 1985 became fully
amortized in 1995.   The primary cost increases which occurred in 1995
included the collection of loans or the disposition of real estate acquired in lieu of loan repayment. Additional expenses of $129 thousand were also incurred during 1995 as a result of the conversion of computer systems of recently acquired subsidiaries to those of the Corporation and conversion to a new trust processing system by the Corporation's trust subsidiary. Stationery and supplies expense increased by $196 thousand during 1995 primarily as a result of the merger of eight commercial bank subsidiaries which caused some supplies to become obsolete. Aggressive marketing of innovative products and specialized customer services during 1995 caused increases in advertising, promotions and printing expenses totalling $299 thousand. Postage costs increased $131 thousand in 1995 as a result of rate increases. Restructuring costs had an impact on legal and professional fees which increased by $296 thousand during 1995 as organizational changes were evaluated and implemented.

Income tax expense was $12.1 million during 1996 representing an increase of $98 thousand over the 1995 total of $12.0 million and compared to $14.2 million in 1994. Taxable income increased $772 thousand during 1996 while taxable income decreased $6.4 million during 1995 and increased $5.3 million in 1994. The Corporation's effective tax rate decreased to 30.4% in 1996 from 31.9% in 1995 and compares to 33.1% in 1994. The most significant factor for the decrease in the 1996 effective rate compared to 1995 is an increase in tax-free income, while the decrease in the 1995 effective rate compared to 1994 is related to the nondeductibility of merger expenses incurred in 1994 for income tax purposes.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Increased competition from nonbanking sources such as mutual funds may require banks to shift to alternative funding from other borrowings. Although this is not significant at the end of 1996, it could become more consequential in the future. Deposits increased $142.0 million in 1996 and included $48.6 million in core deposits. Non-core deposits, which are time deposits in denominations of $100 thousand or more represented 12.39% of total deposits, up from 8.52% of total deposits at December 31, 1995. Non-core deposits increased by $93.4 million in 1996 and $39.4 million in 1995 primarily as a result of an increase in public funds. Time deposits of $100 thousand or more at December 31, 1996, 1995 and 1994 had remaining maturities as follows:

                                                     Maturity Distribution of
                                                 Large Certificates of Deposit
                                                  (Dollar Amounts in Thousands)

                                           1996               1995               1994
                                     Amount  Percent    Amount  Percent    Amount   Percent
Remaining Maturity:
3 months or less                    $ 87,467   33%     $ 40,377   24%     $ 37,968    30%
Over 3 months through 6 months        38,714   15        26,331   16        10,191     8
Over 6 months through 12 months       43,115   17        32,357   19        17,885    14
Over 12 months                        91,447   35        68,241   41        61,841    48
    Total                           $260,743  100%     $167,306  100%     $127,885   100%

Net loans increased $258.6 million during 1996 primarily in the categories of consumer loans and leases and real estate loans secured by residential properties. In combination these categories represented over 73% of the loan growth during 1996, reflecting a strengthening of consumer loan demand. The growth in consumer loans and leases during 1996 can partially be attributed to strong growth in the Corporation's Dealer Service Program which began in May and offers in addition to indirect loans, a new FlexLease product. The majority of the growth in residential real estate loans resulted from the success of an innovative mortgage product. Below is a schedule of loans by classification for the five years ended December 31, 1996.

                                                          Loans by Classification
                                                       (Dollar Amounts in Thousands)

                                   1996               1995               1994               1993               1992
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
Commercial, financial,
  agricultural and
  other                     $ 252,798    14%  $  192,530     13%  $  180,373    13%  $  179,227    14%   216,183     18%
Real estate-construction       24,111     2       22,969      1       23,131     2       12,980     1     17,007      1
Real estate-commercial        287,318    16      293,095     19      268,417    19      238,864    19    204,853     17
Real estate-residential       752,562    42      616,661     40      587,734    41      511,889    41    484,218     40
Loans to individuals          425,012    24      381,729     25      332,167    23      279,357    23    259,419     22
Net leases                     36,329     2       24,190     2        30,498     2       26,617     2     23,521      2
  Gross loans and
   leases                   1,778,130   100%   1,531,174   100%    1,422,320  100%    1,248,934  100%  1,205,201   100%
Unearned income               (30,795)           (43,632)            (44,526)           (37,825)         (39,707)
  Total loans, and leases
   net of unearned income   $1,747,335        $1,487,542          $1,377,794         $1,211,109       $1,165,494

An additional source of liquidity are marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of December 31, 1996, securities available for sale had an amortized cost of $242.1 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

and a market value of $244.4 million.  Gross unrealized gains were $3.3
million and gross unrealized losses were $915 thousand.   Based upon the
Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity.

Below is a schedule of the maturity distribution of securities held to maturity and securities available for sale at December 31, 1996.

                                                   Maturity Distribution of Securities Held to Maturity
                                                         (Dollar Amounts in Thousands)

                                                                       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $ 82,589                $ 4,683        $ 5,110      $ 92,382     5.60%
After 1 but within 5 years                       285,653                 35,977          1,618       323,248     5.96
After 5 but within 10 years                        5,240                 25,507            107        30,854     7.44
After 10 years                                       -0-                 13,262            -0-        13,262     7.30
     Total                                      $373,482                $79,429        $ 6,835      $459,746     6.03%

                                              Maturity Distribution of Securities Available for Sale
                                                               At Amortized Cost
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $ 50,273                $     2        $   730      $ 51,005     5.71%
After 1 but within 5 years                        77,698                    -0-          1,390        79,088     6.37
After 5 but within 10 years                        2,723                    -0-            574         3,297     4.38
After 10 years                                    78,295                    -0-         30,394       108,689     6.38
     Total                                      $208,989                $     2        $33,088      $242,079     6.21%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 1996 and 1995 (Dollar Amounts in Thousands):

                                                            1996
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  669,043    $102,628       $190,064      $  961,735
Investments                              17,574      37,133         84,794         139,501
Other interest-earning assets            97,201       7,346         11,361         115,908
     Total interest-sensitive
       assets                           783,818     147,107        286,219       1,217,144

Certificates of deposit                 269,090     154,045        227,381         650,516
Other deposits                          700,445         -0-            -0-         700,445
Borrowings                              179,308       5,621          4,946         189,875

     Total interest-sensitive
       liabilities                    1,148,843     159,666        232,327       1,540,836
     Gap                             $ (365,025)   $(12,559)      $ 53,892      $ (323,692)

ISA/ISL                                   0.68        0.92           1.23            0.79
Gap/Total assets                         14.12%       0.49%          2.09%          12.52%

                                                            1995
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  515,833    $ 82,754       $167,780      $  766,367
Investments                              18,351      33,319         42,960          94,630
Other interest-earning assets            91,408       6,698          6,272         104,378
     Total interest-sensitive
       assets                           625,592     122,771        217,012         965,375

Certificates of deposit                 223,659     130,053        257,833         611,545
Other deposits                          680,303         -0-            -0-         680,303
Borrowings                              102,527      10,164          6,838         119,529
     Total interest-sensitive
       liabilities                    1,006,489     140,217        264,671       1,411,377
     Gap                             $ (380,897)   $(17,446)      $(47,659)     $ (446,002)

ISA/ISL                                   0.62        0.88           0.82            0.68
Gap/Total assets                         16.11%       0.74%          2.02%          18.86%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Final loan maturities and rate sensitivity of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 1996 were as follows (Dollar Amounts in Thousands):

                               Within One   One to     After
                                  Year      5 Years   5 Years   Total

Commercial and industrial       $ 87,008   $ 53,668  $ 51,728  $192,404
Financial institutions                 4        110       -0-       114
Real estate-construction          20,930        307     2,874    24,111
Real estate-commercial            39,360     44,345   203,613   287,318
Other                             19,551     12,845    27,884    60,280
      Totals                    $166,853   $111,275  $286,099  $564,227

Loans at fixed interest rates                79,179   173,972
Loans at variable interest rates             32,096   112,127
      Totals                               $111,275  $286,099

The Corporation has not experienced the kind of earnings volatility indicated from the gap analysis. This is because assets and liabilities with similar contractual repricing characteristics may not reprice at the same time or to the same degree.

Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest margin, management simulates the potential effects of changing interest rates through computer modeling. Assumptions regarding the replacement of maturing assets and liabilities are made to simulate the impact of future changes in rates and/or changes in balance sheet composition. The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or a lag in a deposit rate increase. The repricing strategies for loans would be inversely related. The effect of changes in future interest rates on the mix of assets and liabilities may cause actual results to differ from simulated results. In addition, certain financial instruments provide customers with a certain degree of flexibility to respond to economic changes. This flexibility would enable customers to shift from lower cost deposit products to higher cost products or to refinance loans as interest rates decrease. While the Corporation's simulation analysis considers these factors, the extent to which customers utilize their investment and borrowing options may cause actual results to differ from the simulation.

The analysis at December 31, 1996 indicated that a 300 basis point movement in interest rates in either direction would not have a significant impact on the Corporation's anticipated net interest income over the next twelve months.

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

In the management of its credit portfolio, the Corporation emphasizes the importance of the collectibility of loans and leases as well as asset and earnings diversification. The Corporation immediately recognizes as a loss all credits judged to be uncollectible and has established an allowance for possible credit losses that may exist in the portfolio at a point in time, but have not been specifically identified.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Since all identified losses are immediately charged off, no portion of the allowance for possible credit losses is restricted to any individual credit or groups of credits, and the entire allowance is available to absorb any and all credit losses. However, for analytical purposes, the following table sets forth an allocation of the allowance for possible credit losses at December 31 according to the categories indicated:

                                        Allocation of the Allowance for Possible Credit Losses
                                                    (Dollar Amounts in Thousands)
                                           1996       1995       1994       1993       1992
Commercial, industrial, financial,
  agricultural and other                 $ 2,901    $ 1,800    $ 2,443    $ 2,541    $ 5,488
Real estate-construction                     290        220        215        146         98
Real estate-commercial                     3,747      3,253      3,328      3,389      1,750
Real estate-residential                    5,972      4,334      4,532      4,151      3,186
Loans to individuals                       3,188      2,377      2,417      1,978      1,991
Lease financing receivables                  285        162        243        552        182
Unallocated                                2,941      6,006      4,159      3,726      3,133
    Total                                $19,324    $18,152    $17,337    $16,483    $15,828
Allowance as percentage
  of average total loans                   1.21%      1.28%      1.35%      1.39%      1.45%

The unallocated portion of the allowance for possible credit losses decreased during 1996 in both total dollars and as a percentage of the total allowance. Various factors impacted this decrease but most notably were an amount set aside to provide for loan growth and to adjust the allowance for possible credit losses based on comparative peer analysis. The Corporation has defined an adequate base allowance for possible credit losses by comparing the Corporation's allowance for possible credit losses as a percentage of average loans outstanding to the peer average and has allocated a portion of the allowance to reduce the variance to peer. Although the Corporation's historic net charge-offs as a percentage of average loans remain lower than peer averages, management has deemed it appropriate to allocate a portion of the allowance for possible credit losses to provide for a potential change in the Corporation's trend in credit loss experience equal to peers, rather than continuation of the historic trend which has been favorable in comparison to peers.

Other than those described below, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. The following table identifies nonperforming loans at December 31. A loan is placed in a nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

                                           Nonperforming and Impaired Assets and Effect on Interest
                                                          Income Due to Nonaccrual
                                                       (Dollar Amounts in Thousands)

                                               1996        1995       1994       1993       1992
Loans on nonaccrual basis                    $ 7,906     $ 7,419     $ 9,575    $ 9,672    $ 9,328
Past due loans                                12,044       7,881       6,936      9,106      7,578
Renegotiated loans                               280         803         733      1,413      1,229
   Total nonperforming loans                 $20,230     $16,103     $17,244    $20,191    $18,135

Nonperforming loans as a percentage of
  total loans                                  1.16%       1.08%       1.25%      1.67%      1.56%

Allowance as percentage of nonperforming
  loans                                       95.52%     112.72%     100.54%     81.64%     87.28%

Other real estate owned                      $ 1,647     $ 1,408     $ 2,269    $ 5,590    $ 4,894

Gross income that would have been
  recorded at original rates                 $   726     $   857     $ 1,085    $   929    $ 1,080

Interest that was reflected in income            112         161         164        204        139

Net reduction to interest income due to
   nonaccrual                                $   614     $   696     $   921    $   725    $   941

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

At December 31, 1996 the ratio of the allowance for possible credit losses as a percentage of nonperforming loans remains lower than the Corporation's peers and although this ratio is an indicator of the strength of the allowance for possible credit losses it does not in itself measure loan loss allowance adequacy. Other factors to be considered include historical loan losses and nonperforming loan levels. These measurements were favorable when compared to peer group levels over the past five years. Although the dollar amount of nonperforming loans has increased, nonperforming loans as a percentage of total loans has not increased above historic levels. Management believes that the allowance for possible credit losses and nonperforming loans remained safely within acceptable levels.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Capital Resources

Equity capital increased $9.1 million in 1996 to $261.4 million. Dividends declared decreased equity by $16.4 million, an increase over the 1995 period as the dividend rate was increased. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of additional advances, and fair value adjustments to unearned ESOP shares, increased equity capital by $1.2 million. The market value adjustment to securities available for sale increased capital by $798 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $529 thousand. The cost of purchasing treasury shares decreased equity by $4.1 million while proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity capital by $552 thousand during 1996.

A capital base can be considered adequate when it enables the Corporation to intermediate funds responsibly and provide related services while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber. In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets. See NOTE 20 for an analysis of regulatory capital guidelines and the Corporation's capital ratios relative to these measurement standards.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollar Amounts in Thousands)

                                                     December 31,
                                                  1996           1995

Assets
  Cash and due from banks.....................$   69,406     $   62,381
  Interest-bearing bank deposits..............     4,199          8,288
  Federal funds sold..........................       -0-          4,800
  Securities available for sale, at market....   244,415        244,193
  Securities held to maturity, at cost, (market
   value $457,189 in 1996 and $503,568 in 1995)  459,746        504,509

  Loans....................................... 1,778,130      1,531,174
    Unearned income...........................   (30,795)       (43,632)
    Allowance for possible credit losses......   (19,324)       (18,152)
         Net loans............................ 1,728,011      1,469,390

  Property and equipment......................    32,590         29,435
  Other real estate owned.....................     1,647          1,408
  Other assets................................    44,624         39,903
         Total assets.........................$2,584,638     $2,364,307

Liabilities
  Deposits (All Domestic):
    Noninterest-bearing.......................$  200,473     $  200,939
    Interest-bearing.......................... 1,904,310      1,761,821
         Total deposits....................... 2,104,783      1,962,760

  Short-term borrowings.......................   150,330        120,774
  Other liabilities...........................    27,287         23,236
  Long-term debt..............................    40,880          5,261
         Total liabilities.................... 2,323,280      2,112,031

Shareholders' Equity
  Preferred stock, $1 par value per
    share, 3,000,000 shares authorized
    and unissued..............................       -0-            -0-
  Common stock, $1 par value per share,
    100,000,000 shares authorized, 22,436,628
    shares issued and 22,194,426 shares
    outstanding in 1996; 22,436,628 shares
    issued and 22,371,626 shares outstanding
    in 1995...................................    22,437         22,437
  Additional paid-in capital..................    76,664         77,226
  Retained earnings...........................   168,711        157,576
  Unrealized gain on securities available for
    for sale, net of taxes....................     1,309            511
  Treasury stock (242,202 and 65,002 shares at
    December 31, 1996 and 1995, respectively
    at cost)..................................    (4,289)          (929)
  Unearned ESOP shares........................    (3,474)        (4,545)
         Total shareholders' equity...........   261,358        252,276

               Total liabilities and
                shareholders' equity..........$2,584,638     $2,364,307

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
(Dollar Amounts in Thousands, except per share data)

                                                      Years Ended December 31,

                                                1996             1995             1994
Interest Income
  Interest and fees on loans................  $138,654         $128,582         $110,213
  Interest and dividends on investments:
    Taxable interest........................    38,240           41,775           44,187
    Interest exempt from Federal
      income taxes..........................     3,530            2,785            3,430
    Dividends...............................     1,407            1,040            1,028
  Interest on Federal funds sold............        85            1,033              186
  Interest on bank deposits.................       413              486              600

      Total interest income.................   182,329          175,701          159,644

Interest Expense
  Interest on deposits.....................     80,712           73,821           61,185
  Interest on short-term borrowings........      6,549            8,013            7,394
  Interest on long-term debt...............      1,064              584              523

      Total interest expense...............     88,325           82,418           69,102

Net interest income........................     94,004           93,283           90,542
Provision for possible credit losses.......      4,501            4,125            2,896

Net interest income after provision for
  possible credit losses...................     89,503           89,158           87,646

Other Income
  Securities gains (losses)................      1,403             (603)           5,536
  Trust income.............................      2,192            2,173            2,226
  Service charges on deposits..............      5,772            5,601            5,382
  Other income.............................      4,374            3,233            3,027

      Total other income...................     13,741           10,404           16,171

Other Expenses
  Salaries and employee benefits...........     33,287           33,034           30,035
  Net occupancy expense....................      4,528            4,347            4,238
  Furniture and equipment expense..........      4,715            4,110            3,859
  FDIC expense.............................      1,062            2,373            4,151
  Other operating expenses.................     19,997           18,198           18,572

      Total other expenses.................     63,589           62,062           60,855

Income before taxes........................     39,655           37,500           42,962
Applicable income taxes....................     12,072           11,974           14,226

Net Income.................................    $27,583          $25,526          $28,736

Average Shares Outstanding................. 21,954,111       22,005,427       22,432,062

Per share data:
  Net income...............................      $1.26            $1.16            $1.28

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)

                                                                           Unrealized
                                                                           Gain (Loss)
                                                                               on
                                                     Additional            Securities    Unearned                  Total
                                            Common    Paid-in    Retained   Available      ESOP      Treasury  Shareholders'
                                             Stock    Capital    Earnings   For Sale      Shares      Stock        Equity
Balance at December 31, 1993...........     $22,517   $79,094    $131,380   $  1,584     $(4,449)    $(1,216)    $228,910
 Net income............................         -0-       -0-      28,736        -0-         -0-         -0-       28,736
 Cash dividends declared...............         -0-       -0-     (11,950)       -0-         -0-         -0-      (11,950)
 Cash dividends declared by pooled
  subsidiaries prior to merger.........         -0-       -0-      (1,328)       -0-         -0-         -0-       (1,328)
 Change in market value of securities
  available for sale, net of tax effect         -0-       -0-         -0-    (18,386)        -0-         -0-      (18,386)
 Tax benefit on ESOP dividends.........         -0-       -0-          81        -0-         -0-         -0-           81
 Increase in unearned ESOP shares......         -0-       -0-         -0-        -0-        (747)        -0-         (747)
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (212)        -0-        -0-         -0-         -0-         (212)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-         (82)         (82)
 Treasury stock reissued by pooled
  subsidiary...........................         -0-       -0-        (105)       -0-         -0-         218          113
 Treasury stock cancelled in merger....         (80)     (918)        -0-        -0-         -0-         998          -0-

Balance at December 31, 1994...........      22,437    77,964     146,814    (16,802)     (5,196)        (82)     225,135

 Net income............................         -0-       -0-      25,526        -0-         -0-         -0-       25,526
 Cash dividends declared...............         -0-       -0-     (14,764)       -0-         -0-         -0-      (14,764)
 Change in market value of securities
  available for sale, net of tax effect         -0-       -0-         -0-     17,313         -0-         -0-       17,313
 Decrease in unearned ESOP shares......         -0-        24         -0-        -0-         651         -0-          675
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (342)        -0-        -0-         -0-         -0-         (342)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-      (1,583)      (1,583)
 Treasury stock reissued...............         -0-      (420)        -0-        -0-         -0-         736          316

Balance at December 31, 1995...........      22,437    77,226     157,576        511      (4,545)       (929)     252,276

 Net income............................         -0-       -0-      27,583        -0-         -0-         -0-       27,583
 Cash dividends declared...............         -0-       -0-     (16,448)       -0-         -0-         -0-      (16,448)
 Change in market value of securities
  available for sale, net of tax
   effect..............................         -0-       -0-         -0-        798         -0-         -0-          798
 Decrease in unearned ESOP shares......         -0-       105         -0-        -0-       1,071         -0-        1,176
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (529)        -0-        -0-         -0-         -0-         (529)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-      (4,050)      (4,050)
 Treasury stock reissued...............         -0-      (138)        -0-        -0-         -0-         690          552

Balance at December 31, 1996...........     $22,437   $76,664    $168,711   $  1,309     $(3,474)    $(4,289)    $261,358

The accompanying notes are an integral part of these consolidated financial statements.

28

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

                                                                 Years Ended December 31,
                                                                1996             1995             1994
Operating Activities
  Net income............................................       $27,583          $25,526          $28,736
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for possible credit losses...............         4,501            4,125            2,896
     Depreciation and amortization......................         5,155            5,126            5,126
     Net (gains) losses on sales of assets..............        (2,030)             427           (5,555)
     Increase in interest receivable....................        (1,448)            (765)          (1,123)
     Increase in interest payable.......................         2,523            3,349              631
     Increase (decrease) in income taxes payable........         2,021           (2,168)             135
     Change in deferred taxes...........................          (683)             863              849
     Other - net........................................        (4,082)             544           (3,917)

        Net cash provided by operating activities.......        33,540           37,027            27,778

Investing Activities
  Transactions with securities held to maturity:
     Sales..............................................           -0-              -0-            7,476
     Maturities and redemptions.........................        87,684           49,859          104,915
     Purchases of investment securities.................       (42,576)         (38,462)         (70,246)
  Transactions with securities available for sale:
     Sales..............................................        20,240           76,999           51,427
     Maturities and redemptions.........................        46,448           46,965           73,296
     Purchases of investment securities.................       (64,562)         (44,342)         (94,197)
  Proceeds from sales of loans and other assets.........        21,974           21,180           13,488
  Acquisition of affiliate and branch, net of cash
   received.............................................         7,836              -0-              -0-
 Changes net of acquisitions:
  Net decrease in time deposits with banks..............         4,090            5,398            6,848
  Net increase in loans.................................      (285,160)        (132,610)        (178,299)
  Purchases of premises and equipment...................        (6,757)          (4,095)          (5,578)
    Net cash used by investing activities...............      (210,783)         (19,108)         (90,870)

Financing Activities
  Proceeds from issuance of long-term debt..............        33,000              -0-              -0-
  Repayments of long-term debt..........................        (8,509)          (1,684)            (515)
  Tax benefit of ESOP dividend..........................           -0-              -0-               81
  Discount on dividend reinvestment plan purchases......          (529)            (342)            (212)
  Dividends paid........................................       (16,037)         (14,326)         (12,206)
  Net increase (decrease) in Federal funds purchased....        23,740          (34,940)          20,220
  Net increase (decrease) in other short-term borrowings        18,015          (45,993)           5,302
  Changes net of acquisitions:
    Acquisition of treasury stock.......................        (4,050)          (1,583)             (82)
    Reissuance of treasury stock........................           108              316              113
    Net increase in deposits............................       133,730           81,759           59,079

        Net cash provided (used) by financing activities       179,468          (16,793)          71,780

        Net increase in cash and cash equivalents.......         2,225            1,126            8,688

Cash and cash equivalents at January 1..................        67,181           66,055           57,367

Cash and cash equivalents at December 31................       $69,406          $67,181          $66,055

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994

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

The Corporation and subsidiaries are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Corporation and its subsidiaries for adherence to laws and regulations. As a consequence the cost of doing business may be affected.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Loans

Loans are carried at the principal amount outstanding. Unearned income on installment loans is taken into income on a declining basis which results in an approximately level rate of return over the life of the loan. Interest is accrued as earned on nondiscounted loans.

Effective January 1, 1995 the Corporation adopted Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118 "Accounting By Creditors for Impairment of a Loan-Income Recognition and Disclosures", ("FAS No. 118"). These statements address the accounting by creditors, such as banks, for the impairment of certain loans. The Corporation considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect principal or interest due according to the contractual terms of the loan. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Mortgage Servicing Rights

Effective January 1, 1996 the Corporation adopted the Financial Accounting Standards Board Statement No. 122 "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" (FAS No. 122). When a mortgage banking enterprise purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the Corporation must measure the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination. When the mortgage banking enterprise does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the Corporation must allocate the amortized cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without mortgage servicing rights) based on their relative fair values at the date of sale. The amount capitalized as the right to service mortgage loans is recognized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income (servicing revenue in excess of servicing cost). FAS No. 122 also requires mortgage servicing rights to be periodically evaluated for impairment based on fair values. The adoption of FAS No. 122 did not have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

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

Allowance for Possible Credit Losses

The allowance for possible credit losses represents management's estimate of an amount adequate to provide for losses which may be incurred on loans currently held. Management determines the adequacy of the allowance based on historical patterns of loan charge-offs and recoveries, the relationship of the allowance to outstanding loans, industry experience, current economic trends and other factors relevant to the collectibility of loans currently in the portfolio.

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

Accounting for the Impairment of Long-Lived Assets

The Corporation adopted the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS No. 121) effective January 1, 1996. This statement requires long-lived assets, such as premises and equipment and intangibles to be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying amount of an asset may not be recoverable, future discounted cash flows expected to result from the use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset a loss is recognized for the difference between the carrying value and fair market value of the asset. Adoption of this statement did not have a material impact on the Corporation's financial condition or results of operations.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Cash Flow Statement

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

Supplemental Disclosures

                                1996            1995            1994

Cash paid during the year for:

  Interest                      $85,802         $79,069         $68,576
  Income taxes                  $10,604         $13,266         $13,234

Noncash investing and financing activities:

ESOP borrowings               $   -0-         $   500         $ 1,730
ESOP loan reductions          $ 1,071         $ 1,151         $   983

Gross increase (decrease)
 in Market Value adjustment
 to securities available
 for sale pursuant to FAS
 No. 115                     $  1,228        $ 26,635        $(28,285)

Net securities available
 for sale transferred to
 securities held to
 maturity                    $    -0-        $145,723        $    -0-

Net securities held to
 maturity transferred to
 securities available for
 sale upon implementation
 of FAS No. 115              $    -0-        $    -0-        $ 31,011

  Loans transferred to
   other real estate owned
   and repossessed assets     $   2,964        $  2,733        $  1,775

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

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

Employee Stock Option Plan

The Corporation adopted the Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation" (FAS No. 123) effective January 1, 1996. This statement defines a method of measuring stock based compensation, such as stock options granted, at an estimated fair value. FAS No. 123 also permits the continued measurement of stock based compensation under provisions of the Accounting Practice Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

As permitted under FAS No. 123 the Corporation has elected to use the intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 was implemented (see NOTE 17). The adoption of FAS No. 123 did not have a material impact on the Corporation's financial condition or results of operations.

NOTE 2--Business Combinations

Effective April 1, 1996 the Corporation acquired all of the outstanding common stock of BSI Financial Services Inc. ("BSI"), headquartered in Titusville, PA for cash and stock consideration aggregating $1.2 million. BSI provides mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks as well as unaffiliated organizations. The acquisition was accounted for as a purchase transaction, whereby the identifiable tangible and intangible assets and liabilities of BSI were recorded at their fair values at the acquisition date. Under the purchase method of accounting, the results of operations of BSI from the date of acquisition are included in the Corporation's financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 2--Business Combinations (Continued)

Effective September 29, 1994 the Corporation acquired all of the outstanding common shares of Reliable Financial Corporation ("Reliable"), a savings and loan holding company headquartered in Bridgeville, Pennsylvania. Each of the 1,410,194 outstanding shares were exchanged for 1.6 shares of the Corporation's common stock. Effective September 27, 1994 the Corporation acquired all of the outstanding common shares of United National Bancorporation ("United"), a bank holding company headquartered in Chambersburg, Pennsylvania. Each of the 769,147 outstanding shares were exchanged for two shares of the Corporation's common stock. The Reliable and United mergers were accounted for as poolings of interests, and accordingly, all financial statements were restated as though the mergers had occurred at the beginning of the earliest period presented.

NOTE 3--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction
accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained
in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. The subsidiary banks maintained with the Federal Reserve Bank average balances of $12,119 during 1996 and $6,827 during 1995.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 1996 and 1995:

                                                      1996                                       1995

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities       $ 57,706   $   97      $ -0-     $ 57,803  $ 66,052    $  472    $  (226)   $ 66,298

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities    105,656      231        (81)     105,806    79,540       747       (109)     80,178

  Other                          45,627       17       (358)      45,286    67,441       264       (399)     67,306

Obligations of States and
  Political Subdivisions              2      -0-        -0-            2       272       -0-        -0-         272

Debt Securities Issued
 by Foreign Governments             710      -0-        -0-          710       710       -0-        -0-         710

Corporate Securities              1,984      -0-        (32)       1,952     2,763         3         (1)      2,765

Other Mortgage Backed
  Securities                        -0-      -0-        -0-          -0-     2,429         2         (3)      2,428
     Total Debt Securities      211,685      345       (471)     211,559   219,207     1,488       (738)    219,957

Equities                         30,394    2,906       (444)      32,856    23,719       829       (312)     24,236
     Total Securities
       Available for Sale      $242,079   $3,251      $(915)    $244,415  $242,926    $2,317    $(1,050)   $244,193

Mortgage backed securities include mortgage backed obligations of the U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from less than one year to 29 years and have an anticipated average life to maturity ranging from less than one year to 24 years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits. At December 31, 1996 and 1995 the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                      Approximate
                                        Amortized         Fair
                                          Cost           Value

Due within 1 year                       $ 50,961       $ 50,950
Due after 1 but within 5 years            54,394         54,138
Due after 5 but within 10 years              674            665
Due after 10 years                           -0-            -0-
                                         106,029        105,753
Mortgage backed securities               105,656        105,806
     Total debt securities              $211,685       $211,559

Proceeds from the sales of securities available for sale were $20,240, $76,999 and $51,427 during 1996, 1995 and 1994 respectively. Gross gains of $1,624, $136 and $5,610 and gross losses of $239, $739 and $90 were realized on those sales during 1996, 1995 and 1994 respectively.

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

Securities available for sale with a book value of $88,649 and $69,097 were pledged at December 31, 1996 and 1995, respectively to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 5--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31:

                                                          1996                                       1995

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities   $285,576     $-0-     $(1,720)   $283,856  $324,355   $  188      $(1,297)  $323,246

  Other                          87,906      -0-        (478)     87,428   101,465      288         (689)   101,064

Obligations of States and
  Political Subdivisions         79,429        9        (390)     79,048    61,681      754         (241)    62,194

Debt Securities Issued By
  Foreign Governments               113      -0-         -0-         113        15      -0-           (1)        14

Corporate Securities              1,490        4         -0-       1,494     6,196       19           (4)     6,211

Other Mortgage Backed
  Securities                      5,232       18         -0-       5,250    10,797       47           (5)    10,839
     Total Debt Securities     $459,746     $ 31     $(2,588)   $457,189  $504,509   $1,296      $(2,237)  $503,568

The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                      Approximate
                                        Amortized        Fair
                                          Cost           Value

Due within 1 year                       $ 28,402       $ 28,413
Due after 1 but within 5 years            98,278         97,556
Due after 5 but within 10 years           28,996         28,933
Due after 10 years                        13,262         13,181
                                         168,938        168,083
Mortgage backed securities               290,808        289,106
     Total debt securities              $459,746       $457,189

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 5--Securities Held to Maturity (Continued)

There were no sales of securities held to maturity in 1996 and 1995. Proceeds from the sales of securities held to maturity were $7,476 in 1994. Gross gains of $42 and gross losses of $26 were recognized during 1994. Most of these securities were called and sold within three months of the call date. One security was sold because of a significant deterioration of the issuer's creditworthiness.

Securities held to maturity with a book value of $232,648 and $228,443 were pledged at December 31, 1996 and 1995, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 6--Loans (all domestic)

Loans at year end were divided among these general categories:


                                                December 31,
                                            1996           1995

Commercial, financial,
  agricultural and other                 $  252,798     $  192,530
Real estate loans:
     Construction and land
       development                           24,111         22,969
     1-4 Family dwellings                   752,562        616,661
     Other real estate loans                287,318        293,095
Loans to individuals for household,
  family and other personal
  expenditures                              425,012        381,729
Leases, net of unearned income               36,329         24,190
          Subtotal                        1,778,130      1,531,174
Unearned income                             (30,795)       (43,632)
          Total loans and leases         $1,747,335     $1,487,542

Most of the Corporation's business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 1996 and 1995, there were no significant concentrations of credit.

The Federal Home Loan Bank had a security interest in qualifying residential mortgage loans with an aggregate estimated fair value of $45,862 at December 31, 1996 as collateral for long-term debt and $15,155 at December 31, 1995 as collateral for short-term borrowings by the Corporation's banking subsidiaries.

NOTE 7--Allowance for Possible Credit Losses

Description of changes:
                                        1996       1995       1994

Allowance at January 1                 $18,152    $17,337    $16,483

Additions:
     Recoveries of previously
       charged off loans                  905        860      1,134
     Provision charged to operating
       expense                          4,501      4,125      2,896
Deductions:
     Loans charged off                  4,234      4,170      3,176
Allowance at December 31              $19,324    $18,152    $17,337

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 7--Allowance for Possible Credit Losses (Continued)

                                               1996         1995
Recorded investment in impaired loans
 at end of period                             $8,186       $8,222
Average balance of impaired loans for
 the year                                     $6,123       $8,192
Allowance for possible credit losses
 related to impaired loans                    $1,639       $  591
Impaired loans with an allocation
 of the allowance for possible
 credit losses                                $4,485       $3,858
Impaired loans with no allocation
 of the allowance for possible
 credit losses                                $3,701       $4,364
Income recorded on impaired loans
 on a cash basis                              $  112       $  161

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

As of December 31, 1996 and 1995 the Corporation did not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the notional amount of those instruments at December 31, 1996 and 1995.
                                                1996         1995

Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit               $305,744     $236,929
   Standby letters of credit                  $ 20,747     $  8,027
   Commercial letters of credit               $    483     $     55

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential and income-producing commercial properties.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 8--Financial Instruments with Off-Balance-Sheet Risk (Continued)

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

NOTE 9--Premises and Equipment

Premises and equipment are described as follows:

                                  Estimated
                                 Useful Life        1996           1995

Land                             Indefinite       $ 4,378        $ 4,373
Buildings and improvements       5 - 50 Years      31,555         28,781
Leasehold improvements           4 - 39 Years       5,371          4,567
Furniture and equipment          3 - 25 Years      30,072         27,232
          Subtotal                                 71,376         64,953
Less accumulated depreciation
  and amortization                                 38,786         35,518

          Total premises and
            equipment                             $32,590        $29,435

Depreciation and amortization related to premises and equipment was $3,657 in 1996, $3,536 and $3,499 in 1995 and 1994, respectively.

NOTE 10--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

                                        1996         1995

NOW and Super NOW accounts           $  205,090   $  216,811
Savings and MMDA accounts               495,355      463,492
Time deposits                         1,203,865    1,081,518
   Total interest-bearing deposits   $1,904,310   $1,761,821

Included in time deposits at December 31, 1996 and 1995 were certificates of deposit in denominations of $100 or more of $260,743 and $167,306 respetively.

Interest expense related to $100 or greater certificates of deposit amounted to $11,040 in 1996, $9,643 in 1995, and $6,148 in 1994.

Included in time deposits at December 31, 1996 were certificates of deposit with the following scheduled maturities:

1997                                 $  646,837
1998                                    257,764
1999                                    188,356
2000                                     43,375
2001 and thereafter                      66,502
                                     $1,202,834

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 11--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

                                 1996                         1995
                      Ending   Average  Average    Ending   Average  Average
                      Balance  Balance    Rate     Balance  Balance    Rate
Federal funds
  purchased          $ 54,975 $ 34,536   5.54%    $ 31,235 $ 37,261   6.06%
Borrowings from
  FHLB                    -0-    6,832   5.48%      12,198   26,369   6.00%
Securities sold
  under agreements
  to repurchase        79,023   73,766   4.91%      75,109   69,054   5.29%
Treasury, tax and
  loan note option     16,332   12,015   5.31%       2,232    8,790   5.89%

          Total      $150,330 $127,149   5.15%    $120,774 $141,474   5.66%

Maximum total at
 any month-end       $188,232                     $212,342

At December 31, 1996 the Corporation had approved but unused borrowing capacity with the FHLB of $173,217.

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

                                            1996    1995    1994
Federal funds purchased                    $1,915  $2,259  $2,381
Borrowings from FHLB                          374   1,583   2,646
Securities sold under agreements to
  repurchase                                3,622   3,653   2,062
Treasury, tax and loan note option            638     518     305
          Total interest on
            short-term borrowings          $6,549  $8,013  $7,394

NOTE 12--Long-Term Debt

Long-term debt at December 31, follows:

                                                      1996                      1995

                                              Amount         Rate       Amount         Rate
Bank subordinated notes due September, 1997   $  716        8.38%       $  716        8.38%
Borrowings from FHLB due March, 1998             165        7.22%          -0-
Borrowings from FHLB due March, 1998           8,000        7.22%          -0-
Borrowings from FHLB due August, 1998            425        6.43%          -0-
ESOP loan due September, 1997                    -0-                     1,250     80% of Prime
ESOP loan due March, 2001                        -0-                     1,875        Prime
ESOP loan due March, 2004                        -0-                     1,420        Prime
ESOP loan due March, 2004                      3,474       Libor+1%        -0-
Borrowings from FHLB due December, 2001       25,000        4.92%          -0-
Borrowings from FHLB due January, 2009         3,100        6.18%          -0-

        Total long-term debt                 $40,880                    $5,261

At June 30, 1996 ESOP loans due September 1997, March 2001 and March 2004 were refinanced by one ESOP loan due March 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands except per share data)

NOTE 12--Long-Term Debt (Continued)

All subordinated notes are unsecured and equally subordinated in right of payment to depositors and other creditors. The notes are redeemable at 102% of principal until maturity, at the bank's option. The subordinated notes do not provide for sinking fund obligations. Scheduled loan payments and subordinated note maturities are summarized below:

                  1997    1998    1999    2000    2001    Thereafter

Loan payments    $1,658  $9,137   $906    $921   $25,654    $1,888
Note maturities     716     -0-    -0-     -0-       -0-       -0-

     Total       $2,374  $9,137   $906    $921   $25,654    $1,888

NOTE 13--Common Share Commitments

At December 31, 1996 the Corporation had 100,000,000 common shares authorized and 22,194,426 shares outstanding. Outstanding shares were reduced by 242,202 shares of treasury stock at December 31, 1996 and 65,002 shares at December 31, 1995. The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 15.

During 1996 and 1995, 217,294 and 111,522 shares of treasury stock were acquired at an average price per share of $18.64 and $14.19 respectively, for the purpose of funding stock options upon exercise. Treasury shares consisting of 16,694 and 52,420 were reissued during 1996 and 1995 upon exercise of various stock option plans assumed by the Corporation in the merger transactions with Reliable and United. In addition 23,400 treasury shares were reissued during 1996 to fund the BSI acquisition.

NOTE 14--Income Taxes

The income tax provision consists of:
                                       1996      1995      1994

Current tax provision for income
  exclusive of securities
  transactions:
    Federal                           $12,129   $11,309   $10,599
    State                                 135        15       455
Securities transactions                   491      (213)    2,323
       Total current tax
              provision                12,755    11,111    13,377

Deferred tax provision (benefit)         (683)      863       849
       Total tax provision            $12,072   $11,974   $14,226

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 14--Income Taxes (Continued)

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 1996 and 1995 were as follows:
                                        1996         1995

Deferred tax assets:
  Allowance for possible credit
    losses                             $ 6,136     $ 5,491
  Alternative minimum tax
    carryforward                           116         -0-
  Other                                    290         332

Deferred tax liabilities:
  Accumulated accretion
    of bond discount                      (440)       (365)
  Unrealized gain on securities
    available for sale                    (705)       (275)
  Lease financing deduction             (3,837)     (2,784)
  Loan origination fees and costs         (756)       (360)
  Accumulated depreciation                (238)       (333)
  Basis difference in assets acquired   (1,561)     (1,635)
  Other                                   (167)       (120)

Net deferred tax liability             $(1,162)    $   (49)

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes. The differences are as follows:

                                  1996            1995            1994

                                  % of            % of            % of
                                  Pretax          Pretax          Pretax
                          Amount  Income  Amount  Income  Amount  Income
Tax at statutory rate     $13,879  35.0   $13,125  35.0   $15,037  35.0
Increase (decrease)
  resulting from:
    Effect of
       nontaxable
       interest            (1,924) (4.9)   (1,408) (3.8)   (1,643) (3.8)
    Merger expenses           -0-   0.0       -0-   0.0       590   1.4
    State income taxes        135   0.3        13   0.0       566   1.3
    Other                     (18)  0.0       244   0.7      (324) (0.8)
        Total tax
          provision       $12,072  30.4   $11,974  31.9   $14,226  33.1

The Corporation has not recognized a deferred tax liability for differences resulting from the bad debt reserve for tax purposes prior to January 1, 1988 of Reliable, its savings bank subsidiary. These bad debt reserves for tax purposes would have created a potential tax liability if the thrift changed its charter. Congress passed legislation during the third quarter of 1996 which removes the potential liability related to thrift charter conversions.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 15--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP"). Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired 36,880 shares of the Corporation's common stock in 1995, at a corresponding cost of $500, which the Corporation borrowed and concurrently loaned these amounts to the ESOP. These amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt and the offset as a reduction of the common shareholders' equity. Compensation cost related to the plan was $1,224 in 1996, $1,908 in 1995 and $1,070 in 1994. (See NOTE 16).

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 5% of compensation to the plan which is matched by the employer's contribution equal to 80% of the employee's contribution. Prior to January 1, 1996 the employer's matching contribution was 60% of the employee's contribution. The 401(k) plan expense was $1,638 in 1996, $1,294 in 1995 and $1,137 in 1994.

NOTE 16--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms. The combined balances of the ESOP related loans were $3,474 at December 31, 1996 and $4,545 at December 31, 1995.

The loans have been recorded as long-term debt on the Corporation's consolidated balance sheets. A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity. Unearned ESOP shares, included as a component of shareholders' equity, represents the Corporation's prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the loan is reduced. Repayment of the loans are scheduled to occur over a nine year period from contributions to the ESOP by the Corporation and dividends on unallocated ESOP shares.

The following is an analysis of ESOP shares held in suspense:
(See NOTE 1 for the definition of "old" and "new shares").

                                                       Old       New
                                            Total     Shares    Shares

Shares in suspense December 31, 1994       395,902    278,996   116,906
Shares acquired during 1995                 36,880        -0-    36,880
Shares allocated during 1995              (103,714)   (84,537)  (19,177)
Shares in suspense December 31, 1995       329,068    194,459   134,609
Shares acquired during 1996                    -0-        -0-       -0-
Shares allocated during 1996               (82,980)   (49,036)  (33,944)
Shares in suspense December 31, 1996       246,088    145,423   100,665

The fair market value of the new shares remaining in suspense was approximately $1,875 and $2,356 at December 31, 1996 and 1995 respectively.

Interest on ESOP loans was $313 in 1996, $434 in 1995 and $312 in 1994. During 1996 and 1995 dividends on unallocated shares in the amount of $256 and $285 respectively were used for debt service while all dividends on allocated shares were allocated to the participants. Dividends on common shares held in the ESOP used for debt service were $478 in 1994.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 17--Stock Option Plans

At December 31, 1996, the Corporation had a stock-based compensation plan, which is described below. The plan permits the executive compensation committee to grant options for up to one million shares of the Corporation's common stock through October 15, 2005. Although the vesting requirements and term of future options granted are at the discretion of the executive compensation committee, all options granted during 1996 require a three year vesting period and expire ten years from the grant date. The Corporation has elected, as permitted by FASB Statement 123, to apply APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for it stock options outstanding. Had compensation cost for the Corporation's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts shown below:

Net Income

            As reported      $27,583
            Pro forma        $27,548

Earnings per share

            As reported      $1.26
            Pro forma        $1.25

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used: dividend yield of 3% per annum, expected volatility of 10%, risk free interest rate of 6.7% and expected option life of 9.3 years.

Under the Corporation's 1995 Stock Option Plan, the Corporation may grant options to its executives for up to one million shares of common stock. The Corporation also assumed the Stock Options of United National Bank Corporation ("Unitas") upon the merger of Unitas into the Corporation in 1994. There were no options granted under the plan during 1995. Options for 48,308 shares of the Corporation's common stock assumed from mergers were unexercised at December 31, 1996.

A summary of the status of the Corporation's outstanding stock options as of December 31, 1996 and changes for the year ending on that date is presented below:

                                            Weighted-Average Exercise
                             Shares              Price Per Share

Outstanding 1/1/96         58,134                  $ 6.47
Granted                   195,048                  $18.375
Exercised                  (9,140)                 $ 6.44
Forfeited                 (10,734)                 $13.38
Outstanding 12/31/96      233,308                  $16.10

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 17--Stock Option Plans (Continued)

The following table summarizes information about the stock options outstanding at December 31, 1996.

                                      Options Outstanding                             Options Exercisable

                                       Weighted-Average
    Range of      Number Outstanding  Remaining Contract   Weighted-Average  Number Exercisable  Weighted-Average
 Exercise Prices     at 12/31/96             Life          Exercise Price       at 12/31/96      Exercise Price

   $5.00-5.99           27,874               4.8                $5.53               27,874            $5.53
   $8.00-8.99           16,500               6.2                $8.07               16,500            $8.07
    $18.375            188,934               9.3               $18.375                 -0-              -0-
                       233,308                                                      44,374

NOTE 18--Commitments and Contingent Liabilities

There are no material legal proceedings to which the Corporation or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have any material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

NOTE 19--Related Party Transactions

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

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 1996.

Balances December 31, 1995              $ 9,285
Advances                                 10,458
Repayments                               (9,680)
Other                                     1,050
Balances December 31, 1996              $11,113

"Other" primarily reflects the change in those classified as a "related party" as a result of mergers, resignations and retirements.

NOTE 20--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators. During 1996, dividends from subsidiary banks were restricted not to exceed $63,829. These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 20--Regulatory Restrictions and Capital Adequacy (Continued)

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corproration's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 1996, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized the Corporation and First Commonwealth Bank as well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized the Corporation and its banking subsidiaries must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                              To Be Well Capitalized
                                                                                     Under Prompt Corrective
                                                  Actual        Regulatory Minimum      Action Provisions
                                              Amount   Ratio      Amount    Ratio      Amount      Ratio
As of December 31, 1996

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $266,999  15.3%     $139,303    8.0%
  First Commonwealth Bank                    $225,903  13.7%     $131,642    8.0%     $164,553     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $247,531  14.2%     $ 69,651    4.0%
  First Commonwealth Bank                    $207,437  12.6%     $ 65,821    4.0%     $ 98,732      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial Corporation   $247,531   9.7%     $102,061    4.0%
  First Commonwealth Bank                    $207,437   8.7%     $ 95,067    4.0%     $118,833      5.0%

As of December 31, 1995

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $256,331  17.8%     $115,214    8.0%
  First Commonwealth Bank                    $217,689  16.0%     $108,832    8.0%     $136,040     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $238,186  16.5%     $ 57,607    4.0%
  First Commonwealth Bank                    $200,541  14.7%     $ 54,416    4.0%     $ 81,624      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial Corporation   $238,186  10.2%     $ 93,369    4.0%
  First Commonwealth Bank                    $200,541   9.2%     $ 86,926    4.0%     $108,657      5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

                                                 December 31,
                                              1996         1995

Assets
Cash                                        $  5,546     $  7,730
Securities available for sale                  2,148        3,918
Loans to affiliated parties                      517          281
Investment in subsidiaries                   250,242      239,834
Investment in jointly-owned company            2,214        1,768
Premises and equipment                         4,050        2,835
Dividends receivable from subsidiaries         3,571        4,443
Receivable from related parties                  922          237
Other assets                                   1,552        1,164

     Total assets                           $270,762     $262,210

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities      $  1,491     $  1,362
Dividends payable                              4,439        4,027
Loans payable                                  3,474        4,545
Shareholders' equity                         261,358      252,276
     Total liabilities and
      shareholders' equity                  $270,762     $262,210

Statements of Income
                                      Years Ended December 31,

                                     1996       1995       1994

Interest and dividends             $   104    $    53    $   -0-
Dividends from subsidiaries         24,433     31,194     17,260
Net securities (losses)               (169)       -0-        -0-
Other revenue                           92        -0-        -0-
Operating expenses                  (8,510)    (8,929)    (7,561)

Income before taxes and equity
  in undistributed earnings of
  subsidiaries                      15,950     22,318      9,699
Applicable income tax benefits       2,845      2,781      2,673
Income before equity in
  undistributed earnings of
  subsidiaries                      18,795     25,099     12,372
Equity in undistributed
  earnings of subsidiaries           8,788        427     16,364

    Net income                     $27,583    $25,526    $28,736

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

                                        Years Ended December 31,

                                        1996       1995       1994

Operating Activities
  Net income                          $ 27,583   $ 25,526   $ 28,736
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization      1,198      1,223      1,001
      Net losses on sale of assets         167        -0-        -0-
      Decrease (Increase) in prepaid
        income taxes                        69       (156)      (112)
      Undistributed equity in
        subsidiaries                    (8,788)      (427)   (16,364)
      Other - net                       (1,055)       224       (935)

       Net cash provided by
         operating activities           19,174     26,390     12,326

Investing Activities
  Transactions with securities
    available for sale:
      Purchases of investment
        securities                        (317)    (2,133)       -0-
      Sales of investment
        securities                       3,331        -0-        -0-
  Net change in loans to
    affiliated parties                    (236)      (281)       -0-
  Purchases of premises and
    equipment                           (1,714)      (931)    (1,372)
  Acquisition of and additional
    investment in subsidiary,
    net of cash received                (1,913)       -0-        186
       Net cash used by
         investing activities             (849)    (3,345)    (1,186)

Financing Activities
  Repayment of long-term debt              -0-     (1,500)      (500)
  Tax benefit of ESOP dividend             -0-        -0-         81
  Discount on dividend reinvestment
    plan purchases                        (530)      (342)      (212)
  Treasury stock acquired               (4,050)    (1,583)       (82)
  Treasury stock reissued                  108        316        -0-
  Cash dividends paid                  (16,037)   (14,326)   (10,878)
     Net cash used by
         financing activities          (20,509)   (17,435)   (11,591)

Net (decrease) increase in cash         (2,184)     5,610       (451)
Cash at beginning of year                7,730      2,120      2,571

Cash at end of year                   $  5,546   $  7,730   $  2,120

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Supplemental schedule of noncash investing and financing activities

The Corporation borrowed $500 in 1995, $1,730 in 1994 and concurrently loaned these amounts to the ESOP on identical terms. The loans were recorded as long-term debt and the offset was recorded as a reduction of the common shareholders' equity. Loan payments in the amount of $1,071 in 1996, $1,151 in 1995 and $983 in 1994 were made by the ESOP thereby reducing the outstanding amount related to unearned ESOP shares to $3,474 at December 31, 1996.

Dividends from subsidiaries for 1996 include a special dividend in the amount of $12,000 received from First Commonwealth Bank ("FCB"), a wholly-owned subsidiary. After distribution of the special dividend, which was within guidelines established by the banking regulators, FCB remains classified as a well capitalized institution. Included in this special dividend was a dividend-in-kind from FCB in the amount of $1,654, which was received in the form of securities available for sale. This amount was recorded as a reduction of investment in subsidiary and is included in securities available for sale at December 31, 1996. Dividends from subsidiaries for 1995 include a special dividend in the amount of $12,415 received from Reliable Savings Bank, a wholly-owned subsidiary. After distribution of the special dividend, which was within guidelines established by the banking regulators, Reliable remains classified as a well capitalized institution. Included in this special dividend was a dividend-in-kind from Reliable in the amount of $1,259, which was received in the form of securities available for sale. This amount was recorded as a reduction of investment in subsidiary and is included in securities available for sale at December 31, 1995.

NOTE 22--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 1996 and 1995, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107"). Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.
It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

NOTE 22--Fair Values of Financial Instruments (Continued)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994
(Dollar Amounts in Thousands)

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1996 and 1995.

                                            1996                 1995
                                              Estimated            Estimated
                                     Carrying   Fair      Carrying   Fair
                                      Amount    Value      Amount    Value

Financial assets
  Cash and due from banks          $   69,406 $  69,406  $  62,381 $  62,381
  Interest-bearing deposits with
    banks                               4,199     4,199      8,288     8,288
  Federal funds sold                      -0-       -0-      4,800     4,800
  Securities available for sale       244,415   244,415    244,193   244,193
  Investments held to maturity        459,746   457,189    504,509   503,568
  Loans, net of allowance           1,728,011 1,766,390  1,469,390 1,509,057

Financial liabilities
  Deposits                          2,104,783 2,114,561  1,962,760 1,972,313
  Short-term borrowings               150,330   150,330    120,774   120,774
  Long-term debt                       40,880    39,022      5,261     5,296

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Commonwealth Financial Corporation


We have audited the consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries (the Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.



                                                  /S/GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 17, 1997

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended
December 31, 1996 and 1995 are as follows.

                                                                1996

                                                First    Second     Third    Fourth
                                               Quarter   Quarter   Quarter   Quarter
Interest income..............................  $44,270   $44,694   $45,550   $47,815
Interest expense.............................   20,845    21,281    22,653    23,546

     Net interest income.....................   23,425    23,413    22,897    24,269
Provision for possible credit losses.........      900     1,050     1,200     1,351

Net interest income after provision for
  possible credit losses.....................   22,525    22,363    21,697    22,918

Securities gains (losses)....................        8       (57)        1     1,451
Other operating income.......................    2,933     2,992     3,267     3,146
Other operating expenses.....................   14,993    15,428    16,734    16,434

     Income before taxes.....................   10,473     9,870     8,231    11,081
Applicable income taxes......................    3,360     2,982     2,369     3,361

     Net income..............................  $ 7,113   $ 6,888   $ 5,862   $ 7,720

Earnings per share...........................  $  0.32   $  0.31   $  0.27   $  0.35

                                                                1995
                                                First    Second     Third    Fourth
                                               Quarter   Quarter   Quarter   Quarter

Interest income..............................  $42,918   $43,819   $44,244   $44,720
Interest expense.............................   19,948    20,665    20,594    21,211

     Net interest income.....................   22,970    23,154    23,650    23,509
Provision for possible credit losses.........      793       837       815     1,680

Net interest income after provision for
  possible credit losses.....................   22,177    22,317    22,835    21,829

Securities gains (losses)....................       24      (628)      -0-         1
Other operating income.......................    2,517     2,909     2,730     2,851
Other operating expenses.....................   15,417    15,705    14,381    16,559

     Income before taxes.....................    9,301     8,893    11,184     8,122
Applicable income taxes......................    3,011     2,898     3,729     2,336

     Net income..............................  $ 6,290   $ 5,995   $ 7,455   $ 5,786

Earnings per share...........................  $  0.29   $  0.27   $  0.34   $  0.26

55

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE
         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 28, 1997 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name                      Age      Positions Held During the Past Five Years

E. James Trimarchi        74       Chairman of the Board of the Corporation,
                                   Chairman of the Board of FCTC, CSC, and
                                   FCB; Director of CTCLIC and New Mexico
                                   Banquest Investors Corp.; Former
                                   President and Chief Executive Officer of the Corporation

Joseph E. O'Dell          51       President and Chief Executive Officer of
                                   the Corporation, Director of FCB and
                                   FCTC, Vice Chairman of the Board of CSC;
                                   Former Senior Executive Vice President
                                   and Chief Operating Officer of the
                                   Corporation; former President and Chief
                                   Executive Officer of FCB

Gerard M. Thomchick       41       Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   Director of CTCLIC; Director of FCB
                                   and FCTC

David R. Tomb, Jr.        65       Senior Vice President, Secretary and
                                   Treasurer of the Corporation; Secretary
                                   and Cashier of FCB; Director of FCB,
                                   CSC, FCTC and CTCLIC

John J. Dolan             40       Senior Vice President, Comptroller and
                                   Chief Financial Officer of the
                                   Corporation; Comptroller and Chief
                                   Financial Officer of FCB; Chief Financial
                                   Officer, Comptroller of CTCLIC;,
                                   Treasurer and Assistant Secretary of
                                   FCTC; Comptroller and Chief Financial
                                   Officer of BSI

William R. Jarrett        62       Senior Vice President of the Corporation,
                                   Director of RSB, Former managing partner of Jarrett Stokes & Co. Certified Public
                                   Accountants, until his employment by the Corporation on April 15, 1994.

R. John Previte           47       Senior Vice President, Investments of the
                                   Corporation

Rosemary Krolick          43       Senior Vice President and Chief
                                   Information Officer of the Corporation;
                                   President and Chief Executive Officer
                                   of CSC

George E. Dash            46       Senior Executive Vice President and Chief
                                   Operating Officer of FCB; former Senior
                                   Vice President, Sales and Marketing of
                                   the Corporation

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

ITEM 11 - MANAGEMENT RENUMERATION
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 28, 1997 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 28, 1997 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 28, 1997 is incorporated herein by reference in response to this item.

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

               3.2     By-Laws of Registrant      Exhibit 3.2 to Form S-4
                                                  filed October 15, 1993

              10.1     Employment Contract        Exhibit 10.2 to Form S-4
                       Sumner E. Brumbaugh        Filed October 15, 1993

              10.2     Employment Contract        Exhibit 10.3 to Form S-4
                       Robert F. Koslow           filed October 15, 1993

              10.3     Employment Contract        Exhibit 10.4 to Form S-4
                       Robert C. Williams         filed June 17, 1994

              10.4     Change in Control          Exhibit 10.4 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Joseph E. O'Dell

              10.5     Change in Control          Exhibit 10.5 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Gerard M. Thomchick

              10.6     Change in Control          Exhibit 10.6 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 30, 1995, entered
                       into between First Commonwealth
                       Financial Corporation and
                       John J. Dolan, together with a
                       schedule listing substantially
                       identical Change in Control
                       Agreements with the following
                       individuals: George E. Dash,
                       William R. Jarrett, R. John Previte,
                       David L. Dawson, Johnston A. Glass,
                       Rosemary Krolick, William Miksich,
                       Domenic P. Rocco, Timothy P. Sissler,
                       Ronald R. Stacy, Robert C. Wagner and
                       C. Dean Wingard.

              21.1     Subsidiaries of the
                       Registrant

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

PART IV (Continued)

              23.1     Consent of Grant Thornton LLP
                       Certified Public Accountants

              24.1     Power of Attorney

  (B)     Report on Form 8-K
          None

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 25th day of March 1997.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)




                     /S/JOSEPH E. O'DELL
                     Joseph E. O'Dell, President and Chief Executive Officer

60