Form 10-Q
period 1997-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1997-05-15
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of May 13, 1997 was 22,105,526.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                March 31,     December 31,
                                                  1997            1996

ASSETS
     Cash and due from banks on demand....    $   69,873       $   69,406
     Interest-bearing deposits with banks.         8,632            4,199
     Federal funds sold ..................           -0-              -0-
     Securities available for sale, at
      market..............................       240,423          244,415

     Securities held to maturity, at cost,
       (market value $460,337 in 1997 and
       $457,189 in 1996)..................       464,540          459,746

     Loans................................     1,799,170        1,778,130
       Unearned income....................       (26,689)         (30,795)
       Allowance for possible credit losses      (19,563)         (19,324)
          Net loans.......................     1,752,918        1,728,011

     Property and equipment...............        32,755           32,590
     Other real estate owned..............         1,817            1,647
     Other assets.........................        48,021           44,624

          TOTAL ASSETS....................    $2,618,979       $2,584,638


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  202,420       $  200,473
       Interest-bearing...................     1,936,835        1,904,310
          Total deposits..................     2,139,255        2,104,783

     Short-term borrowings................       134,807          187,020
     Other liabilities....................        29,198           27,287
     Long-term debt.......................        51,589            4,190

          Total liabilities...............     2,354,849        2,323,280

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,184,426
       and 22,194,426 shares outstanding in
       1997 and 1996 respectively.........        22,437           22,437
     Additional paid-in capital...........        76,515           76,664
     Retained earnings....................       171,948          168,711
     Unrealized gain (loss) on securities
       available for sale, net of taxes...           907            1,309
     Treasury stock (252,202 shares at
       March 31, 1997 and 242,202 at
       December 31, 1996, at cost)........        (4,471)          (4,289)
     Unearned ESOP shares.................        (3,206)          (3,474)

       Total shareholders' equity.........       264,130          261,358

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,618,979       $2,584,638



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                                      For the 3 Months
                                                      Ended March 31,
                                                   1997              1996

Interest Income
  Interest and fees on loans........              $37,518           $33,097
  Interest and dividends on investments:
    Taxable interest................                8,890             9,850
    Interest exempt from Federal
     income taxes...................                  898               798
    Dividends.......................                  350               331
  Interest on Federal funds sold....                    3                60
  Interest on bank deposits.........                   87               134
     Total Interest Income..........               47,746            44,270

Interest Expense
  Interest on deposits..............               21,399            19,425
  Interest on short-term borrowings.                1,602             1,316
  Interest on long-term debt........                  655               104
     Total Interest Expense.........               23,656            20,845

Net interest income.................               24,090            23,425
  Provision for possible credit losses              1,241               900

Net interest income after provision
  for possible credit losses........               22,849            22,525

Other Income
  Net securities gains (losses).....                1,758                 8
  Trust income......................                  691               616
  Service charges on deposit accounts               1,397             1,362
  Other income......................                  905               955
     Total Other Income.............                4,751             2,941

Other Expenses
  Salaries and employee benefits....                9,291             8,186
  Net occupancy expense.............                1,295             1,190
  Furniture and equipment expense...                1,224             1,069
  FDIC expense......................                   66                72
  Other operating expenses..........                4,630             4,476
     Total Other Expenses...........               16,506            14,993

Income before taxes.................               11,094            10,473
  Applicable income taxes...........                3,419             3,360
Net Income..........................              $ 7,675           $ 7,113

Average Shares Outstanding..........           21,946,450        22,004,857

Per Share Data:

Net income..........................                $0.35             $0.32
Cash dividends per share............                $0.20             $0.18

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)


                                                              Unrealized
                                                              Gain (loss)
                                          Additional          on Securities  Unearned              Total
                                  Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                  Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1995....  $22,437  $77,226   $157,576    $  511     $(4,545)  $  (929)    $252,276

  Net income....................      -0-      -0-      7,113       -0-         -0-       -0-        7,113

  Cash dividends declared.......      -0-      -0-     (4,007)      -0-         -0-       -0-       (4,007)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-      (524)        -0-       -0-         (524)

  Decrease in unearned ESOP shares    -0-       10        -0-       -0-         268       -0-          278

  Discount on dividend reinvestment
    plan purchases..............      -0-     (120)       -0-       -0-         -0-       -0-         (120)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (2,099)      (2,099)

  Treasury stock reissued.......      -0-      (43)       -0-       -0-         -0-        66           23

Balance at March 31, 1996.......  $22,437  $77,073   $160,682    $  (13)    $(4,277)  $(2,962)    $252,940





Balance at December 31, 1996....  $22,437  $76,664   $168,711    $1,309     $(3,474)  $(4,289)    $261,358

  Net income....................      -0-      -0-      7,675       -0-         -0-       -0-        7,675

  Cash dividends declared.......      -0-      -0-     (4,438)      -0-         -0-       -0-       (4,438)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-      (402)        -0-       -0-         (402)

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         268       -0-          268

  Discount on dividend reinvestment
    plan purchases..............      -0-     (149)       -0-       -0-         -0-       -0-         (149)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-      (182)        (182)

Balance at March 31, 1997.......  $22,437  $76,515   $171,948    $  907     $(3,206)  $(4,471)    $264,130


The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 3 Months
                                                          Ended March 31,
                                                         1997         1996

Operating Activities
  Net income.......................................    $ 7,675      $ 7,113
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      1,241          900
     Depreciation and amortization.................      1,365        1,018
     Net gains on sales of assets..................     (1,779)        (263)
     Increase in interest receivable...............     (1,727)        (293)
     Increase in interest payable..................         18          657
     Increase in income taxes payable..............      2,381        3,458
     Change in deferred taxes......................        755         (124)
     Other-net.....................................     (2,835)      (3,194)

       Net cash provided by operating activities...      7,094        9,272

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from Maturities and redemptions......     12,436       27,860
     Purchases.....................................    (17,206)     (19,541)
  Transactions with securities available for sale:
     Proceeds from Sales...........................      7,792          -0-
     Proceeds from Maturities and redemptions......      8,681       21,574
     Purchases.....................................    (11,368)     (22,519)
  Proceeds from sales of loans and other assets....      3,282        5,805
 Changes net of acquisitions:
  Net decrease in time deposits with banks.........     (4,433)        (761)
  Net increase in loans............................    (29,873)     (31,948)
  Purchases of premises and equipment..............     (1,100)      (1,429)
    Net cash used by investing activities..........    (31,789)     (20,959)

Financing Activities
  Repayments of long-term debt.....................    (25,288)         -0-
  Proceeds from issuance of long-term debt.........     36,265          -0-
  Discount on dividend reinvestment plan purchases.       (148)        (120)
  Dividends paid...................................     (4,439)      (4,027)
  Net decrease in Federal funds purchased..........    (26,075)     (31,235)
  Net increase in other short-term borrowings......     10,552       10,704
 Changes net of acquisitions:
  Net increase in deposits.........................     34,477       35,552
  Purchase of treasury stock.......................       (182)      (2,099)
  Proceeds from sale of treasury stock.............        -0-           23

       Net cash provided by financing activities...     25,162        8,798

        Net increase (decrease) in cash and cash
         equivalents...............................        467       (2,889)

Cash and cash equivalents at January 1.............     69,406       67,181

Cash and cash equivalents at March 31..............    $69,873      $64,292

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1997 and the results of operations for the three month periods ended March 31, 1997 and 1996, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1997 and 1996. The results of the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1997       1996
Cash paid during the first three
months of the year for:

  Interest                               $23,638    $20,188
  Income Taxes                           $   250    $   -0-

Noncash investing and financing
activities:
  ESOP loan reductions                   $   268    $   267
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale
    pursuant to FAS No. 115              $  (618)   $  (807)
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 1,530    $   454

NOTE 3   New Accounting Pronouncements

In February 1997 the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("FAS No. 128") which is effective for financial statements issued after December 15, 1997; earlier adoption is not permitted. This statement replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997
                           (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

the earnings of the entity. FAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Adoption of this statement is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The pro forma effect of adopting FAS No. 128 would not change the reported earnings per share for either basic or fully diluted earnings per share.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 1997 as Compared to the First Three Months of 1997

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation (the "Corporation") including its subsidiaries. In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise of update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Net income in the three months of 1997 was $7.7 million and can be compared to $7.1 million for the three months of 1996. Earnings per share was $0.35 for the three months of 1997 reflecting an increase of $0.03 over the 1996 level of $0.32. The impact of net securities transactions increased earnings per share $0.08 in 1997 while changes in net interest income increased earnings by $0.03 per share during 1997. Salary and benefit costs reduced earnings per share by $0.05 during 1997. Return on average assets was 1.21% and return on average equity was 11.72% during the 1997 period, compared to 1.21% and 11.20%, respectively during the same period of 1996.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $24.1 million for the three months of 1997 compared to $23.4 million for the same period of 1996. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1997 period was 4.10%, reflecting a decrease of 20 basis points (0.20%) from 4.30% reported in 1996.

Interest and fees on loans increased $4.4 million for 1997 over 1996 levels reflecting volume increase in all loan categories as average total loans for the three months of 1997 increased $264.9 million over 1996 averages. The most notable components of loan growth for 1997 were an increase in average mortgage loans of $122.9 million and an increase in average installment loans of $60.1 million over 1996 averages. The increase in interest and fees on loans for 1997 included increases due to volume of $5.4

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

First Three Months of 1997 as Compared to the First Three Months of 1997 (Continued)

million and decreases due to rate of $923 thousand. Yields on loans for the three months of 1997 decreased by 28 basis points (0.28%) when compared to 1996 yields, as yields on installment loans and time and demand loans decreased by 41 basis points (0.41%) and 26 basis points (0.26%), respectively. The decline in installment loan yields is primarily the result of increased utilization of indirect automobile lending while the decline in time and demand loan yields can mainly be attributed to the repricing of prime and other variable rate loans at lower rates during 1997 than the rates for the corresponding 1996 period.

Interest income on investments decreased $841 thousand when compared to the corresponding period of 1996 primarily as a result of decreases due to volume which amounted to $724 thousand. Yields on investments remained stable for the 1997 period reflecting a decline of 5 basis points (0.05%) over 1996 yields.

Interest on deposits increased $2.0 million for the 1997 period compared to 1996, and included increases in interest on time deposits of $1.3 million. The most notable increase in time deposit interest occurred in the 36 - 59 month maturity range which increased by $1.2 million over 1996 levels as a result of volume increases. Average time deposits in the 36-59 month maturity range increased $81.4 million for the three months of 1997 compared to 1996 averages as competitive rates and aggressive marketing programs generated results. Total cost of deposits increased 14 basis points (0.14%) over the 1996 level and included increases of 34 basis points (0.34%) for total savings deposits which were partially offset by cost decreases of 5 basis points (0.05%) for time deposits. Rate increases for savings can primarily be attributed to new savings products bearing higher interest rates than standard savings accounts. These new savings products have been designed to establish and reward long-term customer relationships and are intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

Interest expense on long-term debt increased $551 thousand compared to the 1996 period as average long-term debt for the three months of 1997 increased $15.8 million over 1996 averages. The long-term debt increase for 1997 was a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years.

Average interest-earning assets were 95.6% of average total assets in the 1997 period and 95.8% during the 1996 time frame. Average interest-bearing liabilities increased as a percentage of average total assets to 81.1% for the 1997 period compared to 80.3% during the related 1996 period. The change in this mix had a negative impact on net interest income.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Three Months of 1997 as Compared to the First Three Months of 1996 (Continued)

The provision for possible credit losses was $1.2 million for the three month period of 1997 compared to $900 thousand during the 1996 period. Net charge-offs against the allowance for possible credit losses were $1.0 million in the 1997 period and $577 thousand in the 1996 period. The 1997 increase in net charge-offs included a decline in net charge-offs for commercial loans not secured by real estate of $110 thousand and an increase in net charge-offs for loans to individuals of $515 thousand compared to 1996. The total dollar amount of charge-offs of loans to individuals during 1997 increased primarily as a result of unsecured loans and credit card loans. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for possible credit losses for the three month periods ended March 31, 1997 and 1996.
                                    1997              1996

Balance January 1,                 $19,324          $18,152
Loans charged off:
  Commercial, financial and
   agricultural                          6               94
  Real estate-construction             -0-              -0-
  Real estate-commercial                19              -0-
  Real estate-residential               52               30
  Loans to individuals               1,121              599
  Lease financing receivables          -0-               21

      Total loans charged off        1,198              744

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                         41               21
  Real estate-construction             -0-               17
  Real estate-commercial                13              -0-
  Real estate-residential                4                9
  Loans to individuals                 129              119
  Lease financing receivables            9                1

      Total recoveries                 196              167

      Net charge offs                1,002              577

Provision charged to operations      1,241              900

Balance March 31,                  $19,563          $18,475

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Three Months of 1997 as Compared to the First Three Months of 1996 (Continued)

Total other operating income increased $1.8 million in 1997 to $4.8 million. Net securities gains were $1.8 million during the 1997 period compared to securities gains of $8 thousand during the 1996 related period. The securities gains during 1997 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $5.9 million. Although other income showed a decrease of $50 thousand for 1997 compared to 1996, growth of the credit card portfolio generated an increase in charge user fees of $120 thousand over 1996 levels.

Noninterest expense was $16.5 million for the three months of 1997 which reflected an increase of $1.5 million over the 1996 level of $15.0 million. Total noninterest expense was 2.59% of average assets during the 1997 period compared to 2.56% for the 1996 related time frame. Employee costs were $9.3 million in 1997, representing 1.44% of average assets on an annualized basis compared to $8.2 million and 1.39% of average assets on an annualized basis for 1996. Inclusion of BSI in the 1997 period accounted for $261 thousand of the $1.1 million total increase in employee costs for the 1997 period. Salary and benefit increases can also be attributed to an increase in the number of full-time equivalent employees for 1997. The employees were primarily customer contact employees to support our expansion and our convenience banking center.

Net occupancy and furniture and equipment expenses increased $105 thousand and $155 thousand respectively for 1997 when compared to 1996 primarily as a result of additional branches. Other operating expenses increased $154 thousand in 1997 to $4.6 million. Telephone cost increases of $85 thousand reflected usage increases for both voice and data lines. Aggressive marketing of innovative new products and services resulted in an increase of $87 thousand in advertising expenses for the three months of 1997. Loan collection and repossession expenses decreased $187 thousand during the 1997 period and may be impacted in future periods by the redesign of the collection process and the use of internal resources rather than outsourcing collection efforts.

Income tax expense was $3.4 million for both the 1997 and 1996 periods. Income before taxes increased $620 thousand in the 1997 period to $11.1 million. The Corporation's effective tax rate was 30.8% for the 1997 period and compared to 32.1% for 1996, reflecting an increase in tax-free income.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from deposits (primary source), and maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank. Additionally, the banking subsidiaries are members of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide an additional source of liquidity.

Net loans increased $24.9 million in the first three months of 1997 as specialized loan products and target marketing strategies generated results. Residential mortgages increased by $13.9 million during the three months of 1997 while municipal loans increased by $11.9 million. The Corporation's FlexLease product introduced in 1996 continued to generate strong growth reflecting an increase of $5.1 million so far for 1997. Loan growth for the period was funded primarily by deposit growth and borrowings from the Federal Home Loan Bank with maturities of up to ten years which is classified as long-term debt. Total deposits grew $34.5 million and reflected increases in time deposits of $30.7 million combined with increases in both demand deposits and savings of $1.9 million since year-end 1996. Time deposits grew $27.8 million in the 36 - 59 month maturity range as deposit customers extended maturities to take advantage of competitive rates being offered by the subsidiary banks. Customers also took advantage of time deposits in the 24 month maturity range which included the option of withdrawal without penalty with 30 day notice. These "Option" certificate of deposit products give customers the ability to guarantee a fixed interest rate for 24 months, usually slightly below market rates, in return for the flexibility to reinvest in higher yielding deposit products if interest rates rise.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of March 31, 1997 securities available for sale had an amortized cost of $239.0 million and an approximate fair value of $240.4 million.

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


LIQUIDITY (Continued)

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 1997 and December 31, 1996.

                                          March 31, 1997
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 684,640   $ 84,320   $229,755   $  998,715
Investments..............    30,805     44,546     84,582      159,933
Other interest-earning
 assets..................   106,508      9,463      6,470      122,441

  Total interest-sensitive
   assets................   821,953    138,329    320,807    1,281,089

Certificates of deposits.   237,507    117,195    281,706      636,408
Other deposits...........   702,306        -0-        -0-      702,306
Borrowings...............   152,408      5,013     21,187      178,608
  Total interest-sensitive
   liabilities........... 1,092,221    122,208    302,893    1,517,322
  GAP....................$ (270,268)  $ 16,121   $ 17,914   $ (236,233)

ISA/ISL..................      0.75       1.13       1.06         0.84
Gap/Total assets.........     10.32%      0.62%      0.68%        9.02%

                                      December 31, 1996
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  669,043   $102,628   $190,064   $  961,735
Investments..............    17,574     37,133     84,794      139,501
Other interest-earning
 assets..................    97,201      7,346     11,361      115,908

  Total interest-sensitive
   assets................   783,818    147,107    286,219    1,217,144

Certificates of deposits.   269,090    154,045    227,381      650,516
Other deposits...........   700,445        -0-        -0-      700,445
Borrowings...............   179,308      5,621      4,946      189,875
  Total interest-sensitive
   liabilities........... 1,148,843    159,666    232,327    1,540,836
  GAP....................$ (365,025)  $(12,559)  $ 53,892   $ (323,692)

ISA/ISL..................      0.68       0.92       1.23         0.79
Gap/Total assets.........     14.12%      0.49%      2.09%       12.52%



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

The analysis at March 31, 1997, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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
                                                   At March 31,
                                               1997           1996
                                             (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    7,975     $    7,761
Past due loans                                  11,553          7,622
Renegotiated loans                                 277            288
     Total nonperforming loans              $   19,805     $   15,671

Other real estate owned                     $    1,817     $    1,394

Loans outstanding at end of period          $1,772,481     $1,513,624

Average loans outstanding (year-to-date)    $1,763,331     $1,498,477

Nonperforming loans as percent of
  total loans                                    1.12%          1.04%

Provision for possible credit losses        $    1,241     $      900

Net charge-offs                             $    1,002     $      577

Net charge-offs as percent of
  average loans                                   0.06%         0.04%

Provision for possible credit losses as
  percent of net charge-offs                    123.85%       155.98%

Allowance for possible credit losses as
  percent of average loans outstanding            1.11%         1.23%

Allowance for possible credit losses as
  percent of nonperforming loans                 98.78%       117.89%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of March 31, 1997, there were no significant concentrations of credit.

Nonperforming loans at March 31, 1997 increased $4.1 million over 1996 levels and included increases in nonaccrual loans of $214 thousand and increases in past due loans of $3.9 million. The increase in past due loans for 1997 was primarily the result of increases in residential loans secured by real estate of $2.3 million and increases in consumer installment and revolving credit loans of $1.2 million. Past due loans have increased during 1997 in the loan categories which reflected the largest growth, as the outstanding balances of residential loans secured by real estate increased by $140 million while consumer installment and revolving credit loans increased by $29.9 million compared to March 1996. Although the dollar amount of nonperforming loans has increased, nonperforming loans as a percentage of total loans has not increased above historic levels.

Net charge-offs in both dollars and as a percentage of average loans have increased over 1996 levels, but remain below peer averages. The allowance for possible credit losses as percent of average loans outstanding remains below peer levels and has decreased when compared to March 1996. Management has considered both the favorable charge-off history compared to peer and the unfavorable allowance for possible credit losses as percentage of average loans outstanding compared to peer when analyzing the adequacy of the allowance for possible credit losses. Management believes that the allowance for possible credit losses and nonperforming loans remain safely within acceptable levels.

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

CREDIT REVIEW (Continued)

As of March 31, 1997 ad 1996 the Corporation had a recorded investment in impaired loans of $8.3 million and $8.0 million respectively. Impaired loans include loans on a nonaccrual basis and renegotiated loans. The average balance of impaired loans for the three month periods ending March 31, 1997 and 1996 were $8.5 million and $8.2 million, respectively. An allocation of the allowance for possible credit losses in the amount of $1.9 million relates to $4.1 million of the impaired loans at March 31, 1997. An allocation of the allowance for possible credit losses in the amount of $665 thousand relates to $4.0 million of the impaired loans at March 31, 1996. Impaired loans totalling $4.2 million and $4.0 million at March 31, 1997 and 1996 respectively have no allocation of the allowance, in accordance with the Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Income earned on impaired loans during the first three months of 1997 was $13 thousand compared to $8 thousand for the related 1996 period.

CAPITAL RESOURCES


Equity capital increased $2.8 million in the first three months of 1997. Dividends declared reduced equity by $4.4 million over the 1997 period, while earnings retention was $3.2 million, representing an earnings retention rate of 42.2%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $268 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $149 thousand. The market value adjustment to securities available for sale decreased equity by $402 thousand. The cost of purchasing treasury shares net of the reissuance of treasury shares to provide for stock options exercised, decreased equity by $182 thousand.

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

The table below presents the Corporation's capital position at March 31, 1997:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)         Assets

Tier I Capital                       $251,018            14.8%
Risk-Based Requirement                 68,065             4.0

Total Capital                         270,580            15.9
Risk-Based Requirement                136,130             8.0

Minimum Leverage Capital              251,018             9.8
Minimum Leverage Requirement          102,820             4.0

At March 31, 1997 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  Form 8-K dated February 26, 1997 reporting that the Corporation granted incentive stock options and intends to buy back shares of its common stock to be used to cover outstanding options.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  MAY 14, 1997         /S/ JOSEPH E. O'DELL
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  MAY 14, 1997         /S/ JOHN J. DOLAN
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

21