Form 10-Q
period 1997-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1997-08-14
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of August 11, 1997 was 22,050,726.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                 June 30,     December 31,
                                                  1997            1996

ASSETS
     Cash and due from banks on demand....    $   78,046       $   69,406
     Interest-bearing deposits with banks.         5,281            4,199
     Federal funds sold ..................           -0-              -0-
     Securities available for sale, at
      market..............................       258,242          244,415

     Securities held to maturity, at cost,
       (market value $484,364 in 1997 and
       $457,189 in 1996)..................       485,451          459,746

     Loans................................     1,847,774        1,778,130
       Unearned income....................       (23,704)         (30,795)
       Allowance for possible credit losses      (18,913)         (19,324)
          Net loans.......................     1,805,157        1,728,011

     Property and equipment...............        32,615           32,590
     Other real estate owned..............         1,980            1,647
     Other assets.........................        49,333           44,624

          TOTAL ASSETS....................    $2,716,105       $2,584,638


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  204,352       $  200,473
       Interest-bearing...................     2,021,942        1,904,310
          Total deposits..................     2,226,294        2,104,783

     Short-term borrowings................       145,453          150,330
     Other liabilities....................        27,315           27,287
     Long-term debt.......................        51,950           40,880

          Total liabilities...............     2,451,012        2,323,280

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,052,226
       and 22,194,426 shares outstanding in
       1997 and 1996 respectively.........        22,437           22,437
     Additional paid-in capital...........        76,329           76,664
     Retained earnings....................       174,741          168,711
     Unrealized gain (loss) on securities
       available for sale, net of taxes...         1,500            1,309
     Treasury stock (384,402 shares at
       June 30, 1997 and 242,202 at
       December 31, 1996, at cost)........        (6,976)          (4,289)
     Unearned ESOP shares.................        (2,938)          (3,474)

       Total shareholders' equity.........       265,093          261,358

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,716,105       $2,584,638



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter     For the 6 Months
                                        Ended June 30,      Ended June 30,
                                       1997      1996       1997      1996

Interest Income
  Interest and fees on loans.......  $38,414    $33,622    $75,932   $66,719
  Interest and dividends on investments:
    Taxable interest...............    9,254      9,717     18,144    19,567
    Interest exempt from Federal
     income taxes..................      922        899      1,820     1,697
    Dividends......................      313        319        663       650
  Interest on Federal funds sold...        3         22          6        82
  Interest on bank deposits........       90        115        177       249
     Total Interest Income.........   48,996     44,694     96,742    88,964

Interest Expense
  Interest on deposits.............   22,486     19,649     43,885    39,074
  Interest on short-term borrowings    1,626      1,534      3,228     2,850
  Interest on long-term debt.......      726         98      1,381       202
     Total Interest Expense........   24,838     21,281     48,494    42,126

Net interest income................   24,158     23,413     48,248    46,838
  Provision for possible credit
   losses..........................    1,390      1,050      2,631     1,950

Net interest income after provision
  for possible credit losses........  22,768     22,363     45,617    44,888

Other Income
  Securities gains (losses)........    1,039        (57)     2,797       (49)
  Trust income.....................      700        562      1,391     1,178
  Service charges on deposit
   accounts........................    1,448      1,401      2,845     2,763
  Other income.....................    1,165      1,029      2,070     1,984
     Total Other Income............    4,352      2,935      9,103     5,876

Other Expenses
  Salaries and employee benefits...    8,978      8,042     18,269    16,228
  Net occupancy expense............    1,238      1,106      2,533     2,296
  Furniture and equipment expense..    1,207      1,154      2,431     2,223
  FDIC expense.....................       85         67        151       139
  Other operating expenses.........    5,131      5,059      9,761     9,535
     Total Other Expenses..........   16,639     15,428     33,145    30,421

Income before taxes................   10,481      9,870     21,575    20,343
  Applicable income taxes..........    3,277      2,982      6,696     6,342
Net Income.........................  $ 7,204    $ 6,888    $14,879   $14,001

Average Shares Outstanding.........21,875,647 21,926,223 21,910,853 21,965,323

Per Share Data:

  Net income.......................  $  0.33    $  0.31    $  0.68   $  0.64
  Cash dividends per share.........  $  0.20    $  0.18    $  0.40   $  0.36

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                              Unrealized
                                                              Gain (loss)
                                          Additional          on Securities  Unearned              Total
                                  Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                  Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1995....  $22,437  $77,226   $157,576   $   511     $(4,545)  $  (929)    $252,276

  Net income....................      -0-      -0-     14,001       -0-         -0-       -0-       14,001

  Cash dividends declared.......      -0-      -0-     (8,011)      -0-         -0-       -0-       (8,011)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-    (1,599)        -0-       -0-       (1,599)

  Decrease in unearned ESOP shares    -0-       20        -0-       -0-         536       -0-          556

  Discount on dividend reinvestment
    plan purchases..............      -0-     (245)       -0-       -0-         -0-       -0-         (245)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (2,943)      (2,943)

  Treasury stock reissued.......      -0-      (32)       -0-       -0-         -0-       516          484

Balance at June 30, 1996........  $22,437  $76,969   $163,566   $(1,088)    $(4,009)  $(3,356)    $254,519





Balance at December 31, 1996....  $22,437  $76,664   $168,711   $ 1,309     $(3,474)  $(4,289)    $261,358

  Net income....................      -0-      -0-     14,879       -0-         -0-       -0-       14,879

  Cash dividends declared.......      -0-      -0-     (8,849)      -0-         -0-       -0-       (8,849)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-       191         -0-       -0-          191

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         536       -0-          536

  Discount on dividend reinvestment
    plan purchases..............      -0-     (307)       -0-       -0-         -0-       -0-         (307)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (2,728)      (2,728)

  Treasury stock reissued.......      -0-      (28)       -0-       -0-         -0-        41           13

Balance at June 30, 1997........  $22,437  $76,329   $174,741   $ 1,500     $(2,938)  $(6,976)    $265,093


The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 6 Months
                                                           Ended June 30,
                                                         1997         1996

Operating Activities
  Net income.......................................    $14,879      $14,001
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      2,631        1,950
     Depreciation and amortization.................      2,737        2,329
     Net gains on sales of assets..................     (2,845)        (270)
     Increase in interest receivable...............     (4,044)        (326)
     Increase in interest payable..................        162        1,002
     Decrease in income taxes payable..............       (518)        (695)
     Change in deferred taxes......................        403          222
     Other-net.....................................     (1,568)      (2,944)

       Net cash provided by operating activities...     11,837       15,269

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from Maturities and redemptions......     34,422       47,135
     Purchases.....................................    (60,078)     (42,164)
  Transactions with securities available for sale:
     Proceeds from Sales...........................     13,769       12,812
     Proceeds from Maturities and redemptions......     20,643       32,522
     Purchases.....................................    (45,198)     (56,824)
  Proceeds from sales of loans and other assets....      6,668        8,810
  Acquisition of affiliate and branch, net of cash
   received........................................        -0-        7,836
 Changes net of acquisitions:
  Net (increase) decrease in time deposits with
   banks...........................................     (1,082)       1,265
  Net increase in loans............................    (86,780)    (115,868)
  Purchases of premises and equipment..............     (1,915)      (3,068)
    Net cash used by investing activities..........   (119,551)    (107,544)

Financing Activities
  Repayments of long-term debt.....................    (25,392)         -0-
  Proceeds from issuance of long-term debt.........     36,999          -0-
  Discount on dividend reinvestment plan purchases.       (306)        (245)
  Dividends paid...................................     (8,876)      (8,034)
  Net decrease in Federal funds purchased..........     (5,750)     (31,235)
  Net increase in other short-term borrowings......        873       59,635
 Changes net of acquisitions:
  Net increase in deposits.........................    121,521       82,885
  Purchase of treasury stock.......................     (2,728)      (2,943)
  Proceeds from sale of treasury stock.............         13           39

       Net cash provided by financing activities...    116,354      100,102

        Net increase (decrease) in cash and cash
         equivalents...............................      8,640        7,827

Cash and cash equivalents at January 1.............     69,406       67,181

Cash and cash equivalents at June 30...............    $78,046     $ 75,008

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1997 and the results of operations for the three month and six month periods ended
June 30, 1997 and 1996, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1997 and 1996. The results of the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1997       1996
Cash paid during the first six
months of the year for:

  Interest                               $48,332    $41,125
  Income Taxes                           $ 6,600    $ 6,800

Noncash investing and financing
activities:
  ESOP loan reductions                   $   536    $   536
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale
    pursuant to FAS No. 115              $   293    $(2,460)
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 2,589    $ 1,456

NOTE 3   New Accounting Pronouncements

In February 1997 the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("FAS No. 128") which is effective for financial statements issued after December 15, 1997; earlier adoption is not permitted. This statement replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997
                           (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

the earnings of the entity. FAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Adoption of this statement is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The pro forma effect of adopting FAS No. 128 would not change the reported earnings per share for either basic or fully diluted earnings per share for the three and six month periods ended June 30, 1997 and 1996.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 1997 as Compared to the First Six Months of
1996

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

Net income in the six months of 1997 was $14.9 million and can be compared to $14.0 million for the six months of 1997. Earnings per share was $0.68 for the six months of 1997 reflecting an increase of $0.04 over the 1996 level of $0.64. The impact of net securities transactions increased earnings per share $0.13 in 1997 while changes in net interest income increased earnings by $0.07 per share during 1997. Salary and benefit costs reduced earnings per share by $0.09 during 1997. Return on average assets was 1.15% and return on average equity was 11.29% during the 1997 period, compared to 1.18% and 10.99%, respectively during the same period of 1996.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $48.2 million for the six months of 1997 compared to $46.8 million for the same period of 1996. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1997 period was 4.05%, reflecting a decrease of 20 basis points (0.20%) from 4.25% reported in 1996.

Interest and fees on loans increased $9.2 million for 1997 over 1996 levels reflecting volume increase in all loan categories as average total loans for the six months of 1997 increased $255.4 million over 1996 averages. The most notable components of loan growth for 1997 were an increase in average mortgage loans of $118.7 million and an increase in average installment loans of $50.3 million over 1996 averages. The increase in interest and fees on loans for 1997 included increases due to volume of $10.5 million and decreases due to rate of $1.7 million. Yields on loans for the six months of 1997 decreased by 23 basis points (0.23%) when compared to 1996 yields, as yields on mortgage loans

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

First Six Months of 1997 as Compared to the First Six Months of
1997 (Continued)

and installment loans decreased by 20 basis points (0.20%) and 29 basis points (0.29%), respectively. The decline in installment loan yields is primarily the result of increased utilization of indirect automobile lending while the decline in mortgage loan yields can mainly be attributed to the maturity of long-term loans bearing interest rates which were higher than current market rates. Interest income on investments decreased $1.3 million when compared to the corresponding period of 1996 as a result of decreases due to volume. Yields on investments remained stable for the 1997 period reflecting an increase of 3 basis points (0.03%) over 1996 yields.

Interest on deposits increased $4.8 million for the 1997 period compared to 1996, and included increases in interest on time deposits of $3.2 million. The most notable increase in time deposit interest occurred in the 36 to 59 month maturity range which increased by $2.1 million over 1996 levels as a result of volume increases. Average time deposits in the 36-59 month maturity range increased $73.3 million for the six months of 1997 compared to 1996 averages as competitive rates and aggressive marketing programs generated results. Total cost of deposits increased 19 basis points (0.19%) over the 1996 level and included cost increases of 39 basis points (0.39%) for total savings deposits. Rate increases for savings can primarily be attributed to new savings products bearing higher interest rates than standard savings accounts. These new savings products have been designed to build long-term customer relationships and are intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

Interest expense on long-term debt increased $1.2 million compared to the 1996 period as average long-term debt for the six months of 1997 increased $31.5 million over 1996 averages. The long-term debt increase for 1997 was a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years.

The provision for possible credit losses was $2.6 million for the six month period of 1997 compared to $2.0 million during the 1996 period. Net charge-offs against the allowance for possible credit losses were $3.0 million in the 1997 period and $1.2 million in the 1996 period. The 1997 increase in net charge-offs included an increase in net charge-offs for loans to individuals of $931 thousand compared to 1996. The total dollar amount of charge-offs of loans to individuals during 1997 increased primarily as a result of unsecured loans and credit card loans. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Six Months of 1997 as Compared to the First Six Months of
1996 (Continued)

Below is an analysis of the consolidated allowance for possible credit losses for the six month periods ended June 30, 1997 and
1996.
                                    1997              1996

Balance January 1,                 $19,324          $18,152
Loans charged off:
  Commercial, financial and
   agricultural                        778              146
  Real estate-construction             -0-              -0-
  Real estate-commercial                85              -0-
  Real estate-residential              303               47
  Loans to individuals               2,293            1,348
  Lease financing receivables          -0-               24

      Total loans charged off        3,459            1,565

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        118               46
  Real estate-construction             -0-              -0-
  Real estate-commercial                13               20
  Real estate-residential               14               15
  Loans to individuals                 261              247
  Lease financing receivables           11                1

      Total recoveries                 417              329

      Net charge offs                3,042            1,236

Provision charged to operations      2,631            1,950

Balance June 30, 1997              $18,913          $18,866

Total other operating income increased $3.2 million in 1997 to $9.1 million. Net securities gains were $2.8 million during the 1997 period compared to securities losses of $49 thousand during the 1996 related period. The securities gains during 1997 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $8.8 million. Trust income also reflected an increase for the 1997 period of $213 thousand, primarily in the form of revenues from estates.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Six Months of 1997 as Compared to the First Six Months of
1996 (Continued)

Noninterest expense was $33.1 million for the six months of 1997 which reflected an increase of $2.7 million over the 1996 level of $30.4 million. Although total noninterest expense has increased over 1996 levels, total noninterest expense as a percent of average assets remained the same for both 1997 and 1996 periods at 2.56%. Employee costs were $18.3 million in 1997, representing 1.41% of average assets on an annualized basis compared to $16.2 million and 1.36% of average assets on an annualized basis for 1996. Salary and benefit increases can also be attributed to an increase in the number of full-time equivalent employees for 1997. The employees were primarily customer contact employees to support our expansion and our convenience banking center.

Net occupancy and furniture and equipment expenses increased $237 thousand and $208 thousand respectively for 1997 when compared to 1996, primarily as a result of additional branches. Other operating expenses increased $226 thousand in 1997 to $9.8 million. Telephone cost increases of $136 thousand reflected usage increases for both voice and data lines. Strong loan growth impacted filing and recording expenses which increased $147 thousand over the six months of 1996. Loan collection and repossession expenses decreased $152 thousand during the 1997 period and may be impacted in future periods by the redesign of the collection process and the use of internal resources rather than outsourcing collection efforts.

Income tax expense was $6.7 million for the six months of 1997 compared to $6.3 million for 1996. Income before taxes increased $1.2 million in the 1997 period to $21.6 million. The Corporation's effective tax rate was 31.0% for the 1997 period and compared to 31.2% for 1996, reflecting a slight increase in tax-free income.

Three Months ended June 30, 1997 Compared to the Three Months
Ended June 30, 1996

Net income was $7.2 million for the second quarter of 1997, an increase of $316 thousand over the same quarter of 1996. Earnings per share was $0.33 during the 1997 quarter and can be compared to $0.31 for the same period of 1996. Net security gains were $1.0 million during the 1997 period compared to securities losses of $57 during the 1996 related period. The securities gains during 1997 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $2.9 million.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

Three Months ended June 30, 1997 Compared to the Three Months
Ended June 30, 1996 (Continued)

Interest income increased $4.3 million in the second quarter of 1997 reflecting an increase in interest and fees on loans of $4.8 million and a decrease in interest income on investments of $445 thousand. The decrease in investment income for the 1997 quarter was primarily a result of volume decreases. Although yields on loans for the 1997 quarter decreased 18 basis points (0.18%) over 1996 yields, total interest income on loans increased for the 1997 quarter as a result of volume increases. Average loans outstanding for the second quarter of 1997 were $245.8 million higher than 1996 averages reflecting increases in all loan categories but most notably in residential mortgages. The change in loan interest due to volume was an increase of 5.0 million for the 1997 quarter while declining loan yields caused a decrease in interest income due to rate of $527 thousand.

The total cost of funds increased 27 basis points (0.27%) for the 1997 quarter and included savings deposit increases of 43 basis points (0.43%) and time deposit and short-term borrowings increases of 10 basis points (0.10%) which were partially offset by a decrease in the cost of long-term debt of 233 basis points (2.33%). The reduction of the cost of long-term debt for the 1997 quarter is primarily the result of refinancing debt incurred by the Corporations Employee Stock Ownership Plan Trust. Net interest margin was 3.99% for the second quarter of 1997 compared to 4.20% during the 1996 period.

Provision for possible credit losses was $1.4 million for the three months ended June 30, 1997 compared to $1.1 million for the three months ended June 30, 1996. Net loans charged off in the second quarter of 1997 were $2.0 million, an increase of $1.4 million from net charge-offs of $659 thousand reported for the corresponding period of 1996. Net charge-offs of loans secured by 1-4 family residential properties increased by $230 thousand while net charge-offs of commercial loans not secured by real estate increased by $668 thousand and unsecured loans to individuals increased by $398 thousand during the 1997 quarter compared to the three months of 1996.

Total noninterest expense for the three months ending June 30, 1997 reflected an increase of $1.2 million over the corresponding period of 1996. Employee costs were $9.0 million for the second quarter of 1997 compared to $8.0 million for the 1996 quarter. Staff increases have occurred primarily in customer contact positions needed to provide convenient and timely access to financial products and services. Employee costs will be maintained over the long term through attrition management programs and the redeployment of personnel as changes are made to centralized operations. Occupancy and furniture and equipment cost increases for the 1997 quarter totalling $185 thousand are a result of additional branches. Other operating expenses for the three months ended June 30, 1997 reflected decreases of $110 thousand in advertising and $220 thousand in other professional fees compared to the three months of 1996. The 1996 period included other professional fees for the use of outside

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

Three Months ended June 30, 1997 Compared to the Three Months
Ended June 30, 1996 (Continued)

consultants to help analyze and implement standardized fee schedules while advertising expenses for 1996 included amounts related to new product offerings. Income taxes increased $295 thousand for the second quarter of 1997 compared to the 1996 quarter primarily as a result of an increase in income. The Corporation's effective tax rate was 31.3% for the 1997 period compared to 30.2% for the 1996 period.

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

Net loans increased $77.1 million in the first six months of 1997 as specialized loan products and target marketing strategies generated results. Residential mortgages increased by $42.4 million during the six months of 1997 while commercial loans secured by real estate increased by $10.9 million. The Corporation's FlexLease product introduced in 1996 continued to generate strong growth reflecting an increase of $7.1 million so far for 1997. Loan growth for the period was funded primarily by deposit growth and borrowings from the Federal Home Loan Bank with maturities of up to ten years which is classified as long-term debt. Total deposits grew $121.5 million and reflected increases in time deposits of $68.5 million combined with increases in savings of $49.1 million since year-end 1996. Time deposits grew $27.7 million in the 36 to 59 month maturity range as deposit customers extended maturities to take advantage of competitive rates being offered by the subsidiary banks. Customers also took advantage of time deposits in the 24 month maturity range which included the option of withdrawal without penalty with 30 day notice. These "Option" certificate of deposit products give customers the ability to guarantee a fixed interest rate for 24 months, usually slightly below market rates, in return for the flexibility to reinvest in higher yielding deposit products if interest rates rise.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY (Continued)

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 1997 securities available for sale had an amortized cost of $255.7 million and an approximate fair value of $258.2 million.

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


LIQUIDITY (Continued)

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 1997 and December 31, 1996.

                                          June 30, 1997
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 718,844   $137,973   $213,861   $1,070,678
Investments..............    59,404     40,905     98,769      199,078
Other interest-earning
 assets..................   105,869      3,963      9,280      119,112

  Total interest-sensitive
   assets................   884,117    182,841    321,910    1,388,868

Certificates of deposits.   208,260    147,492    263,961      619,713
Other deposits...........   749,733        -0-        -0-      749,733
Borrowings...............   162,894      1,939     24,822      189,655
  Total interest-sensitive
   liabilities........... 1,120,887    149,431    288,783    1,559,101
  GAP....................$ (236,770)  $ 33,410   $ 33,127   $ (170,233)

ISA/ISL..................      0.79       1.22       1.11         0.89
Gap/Total assets.........      8.72%      1.23%      1.22%        6.27%

                                      December 31, 1996
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  669,043   $102,628   $190,064   $  961,735
Investments..............    17,574     37,133     84,794      139,501
Other interest-earning
 assets..................    97,201      7,346     11,361      115,908

  Total interest-sensitive
   assets................   783,818    147,107    286,219    1,217,144

Certificates of deposits.   269,090    154,045    227,381      650,516
Other deposits...........   700,445        -0-        -0-      700,445
Borrowings...............   179,308      5,621      4,946      189,875
  Total interest-sensitive
   liabilities........... 1,148,843    159,666    232,327    1,540,836
  GAP....................$ (365,025)  $(12,559)  $ 53,892   $ (323,692)

ISA/ISL..................      0.68       0.92       1.23         0.79
Gap/Total assets.........     14.12%      0.49%      2.09%       12.52%



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

The analysis at June 30, 1997, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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

                                                   At June 30,
                                               1997           1996
                                             (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    8,691     $    7,920
Past due loans                                  10,903         10,467
Renegotiated loans                                 276            286
     Total nonperforming loans              $   19,870     $   18,673

Other real estate owned                     $    1,980     $    1,495

Loans outstanding at end of period          $1,824,070     $1,593,512

Average loans outstanding (year-to-date)    $1,782,888     $1,527,493

Nonperforming loans as percent of
  total loans                                    1.09%          1.17%

Provision for possible credit losses        $    2,631     $    1,950

Net charge-offs                             $    3,042     $    1,236

Net charge-offs as percent of
  average loans                                   0.17%         0.08%

Provision for possible credit losses as
  percent of net charge-offs                     86.49%       157.77%

Allowance for possible credit losses as
  percent of average loans outstanding            1.06%         1.24%

Allowance for possible credit losses as
  percent of nonperforming loans                 95.18%       101.03%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of June 30, 1997, there were no significant concentrations of credit.

Nonperforming loans at June 30, 1997 increased $1.2 million over 1996 levels and included increases in nonaccrual loans of $771 thousand and increases in past due loans of $436 thousand. Nonaccrual loans reflected increases in commercial loans not secured by real estate of $1.1 million which were partially off-set by decreases in commercial loans secured by real estate.
Past due loans reflected increases in residential loans secured by real estate of $1.4 million and unsecured loans to individuals of $468 thousand which were partially off-set by decreases in commercial loans secured by real estate of $1.4 million when compared to 1996. Past due loans have increased during 1997 in the loan categories which reflected the largest growth, as the outstanding balances of residential loans secured by real estate increased by $117.9 million while consumer installment and revolving credit loans increased by $24.7 million compared to June 1996. Although the dollar amount of nonperforming loans has increased, nonperforming loans as a percentage of total loans has not increased above historic levels.

Net charge-offs in both dollars and as a percentage of average loans have increased over 1996 levels, but remain below peer averages. The allowance for possible credit losses as percent of average loans outstanding remains below peer levels and has decreased when compared to June 1996. Management has considered both the favorable charge-off history compared to peer and the unfavorable allowance for possible credit losses as percentage of average loans outstanding compared to peer when analyzing the adequacy of the allowance for possible credit losses. Management believes that the allowance for possible credit losses and nonperforming loans remain safely within acceptable levels.

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

CREDIT REVIEW (Continued)

As of June 30, 1997 and 1996 the Corporation had a recorded investment in impaired loans of $9.0 million and $8.2 million respectively. Impaired loans include loans on a nonaccrual basis and renegotiated loans. The average balance of impaired loans for the six month periods ending June 30, 1997 and 1996 were $8.4 million and $8.3 million, respectively. An allocation of the allowance for possible credit losses in the amount of $1.9 million relates to $5.4 million of the impaired loans at June 30, 1997. An allocation of the allowance for possible credit losses in the amount of $1.1 million relates to $4.8 million of the impaired loans at June 30, 1996. Impaired loans totalling $3.6 million and $3.4 million at June 30, 1997 and 1996 respectively have no allocation of the allowance, in accordance with the Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Income earned on impaired loans during the first three months of 1997 was $59 thousand compared to $53 thousand for the related 1996 period.

CAPITAL RESOURCES

Equity capital increased $3.7 million in the first six months of 1997. Dividends declared reduced equity by $4.4 million over the 1997 period, while earnings retention was $8.8 million, representing an earnings retention rate of 40.5%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $536 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $307 thousand. The market value adjustment to securities available for sale increased equity by $191 thousand. The cost of purchasing treasury shares, net of the reissuance of treasury shares, decreased equity by $2.7 million.

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

The table below presents the Corporation's capital position at June 30, 1997:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)         Assets

Tier I Capital                       $251,712            14.4%
Risk-Based Requirement                 69,895             4.0

Total Capital                         270,625            15.5
Risk-Based Requirement                139,790             8.0

Minimum Leverage Capital              251,712             9.6
Minimum Leverage Requirement          105,181             4.0

At June 30, 1997 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  AUGUST 14, 1997      /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  AUGUST 14, 1997      /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

22