Form 10-Q
period 1997-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1997-11-14
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of November 12, 1997 was 22,046,126.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .  9



                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 22

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                              September 30,   December 31,
                                                  1997            1996

ASSETS
     Cash and due from banks on demand....    $   65,771       $   69,406
     Interest-bearing deposits with banks.         1,825            4,199
     Securities available for sale, at
      market..............................       266,959          244,415

     Securities held to maturity, at cost,
       (market value $491,266 in 1997 and
       $457,189 in 1996)..................       489,761          459,746

     Loans................................     1,902,272        1,778,130
       Unearned income....................       (20,428)         (30,795)
       Allowance for possible credit losses      (19,409)         (19,324)
          Net loans.......................     1,862,435        1,728,011

     Property and equipment...............        32,340           32,590
     Other real estate owned..............         1,802            1,647
     Other assets.........................        51,197           44,624

          TOTAL ASSETS....................    $2,772,090       $2,584,638


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  194,701       $  200,473
       Interest-bearing...................     2,027,533        1,904,310
          Total deposits..................     2,222,234        2,104,783

     Short-term borrowings................       189,943          150,330
     Other liabilities....................        30,135           27,287
     Long-term debt.......................        60,668           40,880

          Total liabilities...............     2,502,980        2,323,280

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized
       and unissued.......................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,051,026
       and 22,194,426 shares outstanding in
       1997 and 1996 respectively.........        22,437           22,437
     Additional paid-in capital...........        76,144           76,664
     Retained earnings....................       179,043          168,711
     Unrealized gain on securities
       available for sale, net of taxes...         1,130            1,309
     Treasury stock (385,602 shares at
       September 30, 1997 and 242,202 at
       December 31, 1996, at cost)........        (7,001)          (4,289)
     Unearned ESOP shares.................        (2,643)          (3,474)

       Total shareholders' equity.........       269,110          261,358

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $2,772,090       $2,584,638



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                        For the Quarter     For the 9 Months
                                      Ended September 30,  Ended September 30,
                                        1997      1996       1997      1996

Interest Income
  Interest and fees on loans.......  $39,627    $34,658   $115,559  $101,377
  Interest and dividends on investments:
    Taxable interest...............   10,068      9,498     28,212    29,065
    Interest exempt from Federal
     income taxes..................      966        929      2,786     2,626
    Dividends......................      292        382        955     1,032
  Interest on Federal funds sold...        4          1         10        83
  Interest on bank deposits........       36         82        213       331
     Total Interest Income.........   50,993     45,550    147,735   134,514

Interest Expense
  Interest on deposits.............   23,563     20,366     67,448    59,440
  Interest on short-term borrowings    2,083      2,192      5,311     5,042
  Interest on long-term debt.......      859         95      2,240       297
     Total Interest Expense........   26,505     22,653     74,999    64,779

Net interest income................   24,488     22,897     72,736    69,735
  Provision for possible credit
   losses..........................    1,791      1,200      4,422     3,150

Net interest income after provision
  for possible credit losses........  22,697     21,697     68,314    66,585

Other Income
  Securities gains (losses)........    3,193          1      5,990       (48)
  Trust income.....................      670        533      2,061     1,711
  Service charges on deposit
   accounts........................    1,425      1,496      4,270     4,259
  Other income.....................    1,246      1,238      3,316     3,222
     Total Other Income............    6,534      3,268     15,637     9,144

Other Expenses
  Salaries and employee benefits...    8,982      8,408     27,251    24,636
  Net occupancy expense............    1,242      1,171      3,775     3,467
  Furniture and equipment expense..    1,199      1,214      3,630     3,437
  FDIC expense.....................       84        844        235       983
  Other operating expenses.........    5,024      5,097     14,785    14,632
     Total Other Expenses..........   16,531     16,734     49,676    47,155

Income before taxes................   12,700      8,231     34,275    28,574
  Applicable income taxes..........    3,989      2,369     10,685     8,711
Net Income.........................  $ 8,711    $ 5,862    $23,590   $19,863

Average Shares Outstanding.........21,840,434 21,947,468 21,887,122 21,959,328

Per Share Data:

  Net income.......................  $  0.40    $  0.27    $  1.08   $  0.90
  Cash dividends per share.........  $  0.20    $  0.18    $  0.60   $  0.54

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                               Unrealized
                                                                  Gain
                                          Additional          on Securities  Unearned              Total
                                  Common   Paid-in   Retained   Available     ESOP    Treasury  Shareholders'
                                  Stock    Capital   Earnings   For Sale     Shares    Stock       Equity
Balance at December 31, 1995....  $22,437  $77,226   $157,576   $   511     $(4,545)  $  (929)    $252,276

  Net income....................      -0-      -0-     19,863       -0-         -0-       -0-       19,863

  Cash dividends declared.......      -0-      -0-    (12,010)      -0-         -0-       -0-      (12,010)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-        19         -0-       -0-           19

  Decrease in unearned ESOP shares    -0-       63        -0-       -0-         804       -0-          867

  Discount on dividend reinvestment
    plan purchases..............      -0-     (377)       -0-       -0-         -0-       -0-         (377)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (3,689)      (3,689)

  Treasury stock reissued.......      -0-     (127)       -0-       -0-         -0-       671          544

Balance at September 30, 1996...  $22,437  $76,785   $165,429   $   530     $(3,741)  $(3,947)    $257,493





Balance at December 31, 1996....  $22,437  $76,664   $168,711    $1,309     $(3,474)  $(4,289)    $261,358

  Net income....................      -0-      -0-     23,590       -0-         -0-       -0-       23,590

  Cash dividends declared.......      -0-      -0-    (13,258)      -0-         -0-       -0-      (13,258)

  Change in market value of
    securities available for sale,
    net of tax effect...........      -0-      -0-        -0-      (179)        -0-       -0-         (179)

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         831       -0-          831

  Discount on dividend reinvestment
    plan purchases..............      -0-     (488)       -0-       -0-         -0-       -0-         (488)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-         -0-    (2,759)      (2,759)

  Treasury stock reissued.......      -0-      (32)       -0-       -0-         -0-        47           15

Balance at September 30, 1997...  $22,437  $76,144   $179,043    $1,130     $(2,643)  $(7,001)    $269,110


The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 9 Months
                                                        Ended September 30,
                                                         1997         1996

Operating Activities
  Net income.......................................    $23,590      $19,863
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible credit losses..........      4,422        3,150
     Depreciation and amortization.................      4,127        3,311
     Net gains on sales of assets..................     (6,158)        (271)
     Increase in interest receivable...............     (5,646)        (143)
     Increase in interest payable..................      1,323        1,771
     Increase in income taxes payable..............      1,515        1,210
     Change in deferred taxes......................          0       (1,486)
     Other-net.....................................     (1,808)      (4,024)

       Net cash provided by operating activities...     21,365       23,381

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from Maturities and redemptions......     75,599       65,359
     Purchases.....................................   (105,542)     (42,428)
  Transactions with securities available for sale:
     Proceeds from Sales...........................     24,266       12,976
     Proceeds from Maturities and redemptions......     39,204       40,446
     Purchases.....................................    (80,373)     (60,390)
  Proceeds from sales of loans and other assets....     14,705       13,530
  Acquisition of affiliate and branch, net of cash
   received........................................        -0-        7,836
 Changes net of acquisitions:
  Net decrease in time deposits with banks.........      2,374        3,268
  Net increase in loans............................   (153,840)    (216,271)
  Purchases of premises and equipment..............     (2,574)      (4,667)

    Net cash used by investing activities..........   (186,181)    (180,341)

Financing Activities
  Repayments of long-term debt.....................    (51,169)         -0-
  Proceeds from issuance of long-term debt.........     71,788          -0-
  Discount on dividend reinvestment plan purchases.       (488)        (377)
  Dividends paid...................................    (13,286)     (12,038)
  Net (decrease) increase in Federal funds
   purchased.......................................     35,495      (31,235)
  Net increase in other short-term borrowings......      4,117      110,593
 Changes net of acquisitions:
  Net increase in deposits.........................    117,468      106,955
  Purchase of treasury stock.......................     (2,759)      (3,689)
  Proceeds from sale of treasury stock.............         15          100

       Net cash provided by financing activities...    161,181      170,309

       Net (decrease) increase in cash and cash
        equivalents................................     (3,635)      13,349

Cash and cash equivalents at January 1.............     69,406       67,181

Cash and cash equivalents at September 30,.........    $65,771     $ 80,530

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1997 and the results of operations for the three month and nine month periods ended September 30, 1997 and 1996, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1997 and 1996. The results of the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1997       1996
Cash paid during the first nine
months of the year for:

  Interest                               $73,675    $63,008
  Income Taxes                           $ 8,850    $ 9,350

Noncash investing and financing
activities:
  ESOP loan reductions                   $   831    $   804
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale        $  (277)   $    30
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 3,890    $ 2,127

NOTE 3   New Accounting Pronouncements

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings per Share" ("FAS No. 128") which is effective for financial statements issued after December 15, 1997; earlier adoption is not permitted. This statement replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS No. 128 also

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997
                           (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Adoption of this statement is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The pro forma effect of adopting FAS No. 128 would not change the reported earnings per share for either basic or fully diluted earnings per share for the three and nine month periods ended September 30, 1996. The pro forma effect of adopting FAS No. 128 would not change the reported earnings per share for basic earnings per share for either the three or nine month periods ended September 30, 1997 but would change fully diluted earnings per share for the nine month period to $1.07 from the $1.08 reported.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its component in their general-purpose financial statements. This statement requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods. Management is in the process of evaluating the impact of this statement on financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997. Statement No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management's preliminary determination is that under current conditions the Corporation will report one business segment.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Nine Months of 1997 as Compared to the First Nine Months of
1996

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

Net income in the nine months of 1997 was $23.6 reflecting an increase of $3.7 million over 1996 results of $19.9 million. Earnings per share was $1.08 for the nine months of 1997 reflecting an increase of $0.18 over the 1996 level of $0.90.
The impact of net securities transactions increased earnings per share $0.28 in 1997 while changes in net interest income increased earnings by $0.15 per share during 1997. Salary and benefit costs reduced earnings per share by $0.12 during 1997 while changes in the provision for possible credit losses reduced earnings by $0.06 per share compared to 1996 levels. Return on average assets was 1.19% and return on average equity was 11.81% during the 1997 period, compared to 1.09% and 10.34%, respectively during the same period of 1996.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $72.7 million for the nine months of 1997 compared to $69.7 million for the same period of 1996. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1997 period was 3.99%, reflecting a decrease of 16 basis points (0.16%) from 4.15% reported in 1996.

Interest and fees on loans increased $14.2 million for 1997 over 1996 levels reflecting volume increases in all loan categories as average total loans for the nine months of 1997 increased $241.9 million over 1996 averages. The most notable components of loan growth for 1997 were an increase in average mortgage loans of $109.4 million and an increase in average installment loans of $39.5 million over 1996 averages. The increase in interest and fees on loans for 1997 included increases due to volume of $14.9 million and decreases due to rate of $688 thousand. Yields on

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

First Nine months of 1997 as Compared to the First Nine Months of
1996 (Continued)

loans for the nine months of 1997 decreased by 9 basis points (0.09%) when compared to 1996 yields, as yields on mortgage loans nd installment loans decreased by 13 basis points (0.13%) and 25 basis points (0.25%), respectively. The decline in loan yields is primarily the result of the maturity of loans bearing interest rates which were higher than current market rates and the increased utilization of indirect automobile lending. Interest income on investments decreased $770 thousand when compared to the corresponding period of 1996 as a result of decreases due to volume, primarily in US government agency securities which matured. Yields on investments for the 1997 period reflected an increase of 7 basis points (0.07%) over 1996 yields.

Interest on deposits increased $8.0 million for the 1997 period compared to 1996, and included increases in interest on time deposits of $5.6 million and increases in interest on total savings deposits of $2.4 million. The most notable increase in time deposit interest occurred in the 24 to 35 month and 36 to 59 month maturity ranges which increased by $2.9 million and $2.6 million respectively over 1996 levels as a result of volume increases. Average time deposits in the 24 to 35 month maturity range increased $68.8 million for the nine months of 1997 compared to 1996 averages while time deposits in the 36 to 59 month maturity range increased $57.8 million for the same time period. Volume increases have been achieved through competitive rates and aggressive marketing programs. Rate increases for savings accounts of 37 basis points (0.37%) can primarily be attributed to new savings products bearing higher interest rates than standard savings accounts. These new savings products have been designed to build long-term customer relationships and are intended to produce a favorable impact on the Corporation's net interest margin over the long-term. Total cost of deposits increased 21 basis points (0.21%) over the 1996 level.

Interest expense on long-term debt increased $1.9 million compared to the 1996 period as average long-term debt for the nine months of 1997 increased $39.0 million over 1996 averages. The long-term debt increase for 1997 was a result of borrowings from the Federal Home Loan Bank with maturities of up to ten years.

The provision for possible credit losses was $4.4 million for the nine month period of 1997 compared to $3.2 million during the 1996 period. Net charge-offs against the allowance for possible credit losses were $4.3 million in the 1997 period and $2.1 million in the 1996 period. The 1997 increase in net charge-offs included an increase in net charge-offs for loans to individuals of $982 thousand compared to 1996. The total dollar amount of charge-offs of loans to individuals during 1997 increased primarily as a result of unsecured loans and credit card loans.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Nine Months of 1997 as Compared to the First Nine Months of
1996 (Continued)

The increase in charge offs for unsecured loans does not appear to be a trend since past due unsecured loans have declined. Net charge-offs also increased for loans secured by residential real estate which reflected an increase of $548 thousand over 1996 levels. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for possible credit losses for the nine month periods ended September 30, 1997 and 1996.  (amounts in thousands)
                                    1997              1996

Balance January 1,                 $19,324          $18,152
Loans charged off:
  Commercial, financial and
   agricultural                        820              287
  Real estate-construction             -0-              -0-
  Real estate-commercial               200               20
  Real estate-residential              601               73
  Loans to individuals               3,370            2,263
  Lease financing receivables          -0-               25

      Total loans charged off        4,991            2,668

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        122               60
  Real estate-construction             -0-              -0-
  Real estate-commercial                13               83
  Real estate-residential               22               31
  Loans to individuals                 485              360
  Lease financing receivables           12                2

      Total recoveries                 654              536

      Net charge offs                4,337            2,132

Provision charged to operations      4,422            3,150

Balance September 30               $19,409          $19,170

Total other operating income increased $6.5 million in 1997 to $15.6 million. Net securities gains were $6.0 million during the 1997 period compared to securities losses of $48 thousand during the 1996 related period. The securities gains during 1997 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $16.1 million. Trust income also reflected an increase for the 1997 period of $350 thousand, as the book value of assets managed increased over 1996 levels. Service charges on deposits remained constant but is expected to improve over the remainder of the year since a change was instituted in November 1997 for non-customer use of the Corporation's ATMs.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Nine Months of 1997 as Compared to the First Nine Months of
1996 (Continued)

Noninterest expense was $49.7 million for the nine months of 1997 which reflected an increase of $2.5 million over the 1996 level of $47.2 million. Although total noninterest expense has increased over 1996 levels, total noninterest expense as a percent of average assets declined from 2.59% for the nine months of 1996 to 2.50% for the same period of 1997. Employee costs were $27.3 million in 1997, representing 1.37% of average assets on an annualized basis compared to $24.6 million and 1.35% of average assets on an annualized basis for 1996. Salary and benefit increases can be attributed to an increase in the number of full-time equivalent employees for 1997. The employees were primarily customer contact employees to support our expansion and our convenience banking center.

Net occupancy and furniture and equipment expenses increased $308 thousand and $193 thousand respectively for 1997 when compared to 1996, primarily as a result of additional branches. Other operating expenses increased $153 thousand in 1997 to $14.8 million. Telephone cost increases of $165 thousand reflected usage increases for both voice and data lines. Growth of the Corporation's credit card merchant program resulted in an increase in charge card interchange fees of $121 thousand. Outside data processing charges for the nine months of 1997 decreased $172 thousand compared to the same period of 1996, primarily as a result of centralized management of these expenses. FDIC expense decreased $748 thousand to $235 thousand for the nine months of 1997 compared to $983 thousand for 1996. The 1996 period includes an additional one-time assessment against the Corporation's thrift deposits of $768 thousand. Institutions whose deposits are insured by the bank insurance fund will pay an annual rate of approximately 1.29 cents per $100 of deposits while SAIF insured institutions will pay approximately 6.44 cents per $100 annually for the years 1997 through 1999. It is anticipated that beginning in the year 2000 banks and thrifts will pay an equal rate of 2.43 cents per $100 of deposits.

Income tax expense was $10.7 million for the nine months of 1997 compared to $8.7 million for 1996. Income before taxes increased $5.7 million in the 1997 period to $34.3 million. The Corporation's effective tax rate was 31.2% for the 1997 period and compared to 30.5% for 1996, reflecting a disproportional increase in taxable income.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

Three Months ended September 30, 1997 Compared to the Three
Months Ended September 30, 1996

Net income was $8.7 million for the third quarter of 1997, an increase of $2.8 million over the same quarter of 1996. Earnings per share was $0.40 during the 1997 quarter compared to $0.27 for the same period of 1996. Net security gains were $3.2 million during the 1997 period compared to $1 thousand during the 1996 related period. The securities gains during 1997 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $7.3 million.

Interest income increased $5.4 million in the third quarter of 1997 reflecting an increase in interest and fees on loans of $5.0 million and an increase in interest income on investments of $517 thousand compared to the third quarter of 1996. Included in the change in investment income was an increase in income from U.S. treasury securities of $250 thousand and an increase in income from U.S. government agency securities of $399 thousand which was partially offset by a decrease in income from equity securities of $89 thousand. The change in income from U.S. treasury securities and stocks were primarily the result of changes in volumes while the change in income from U.S. government agencies resulted from both volume and rate increases. Yield on investments for the 1997 quarter increased 15 basis points (0.15%) to 6.25% from 6.10% for 1996.

Total interest income on loans for the three months ending September 30, 1997 increased $4.3 million compared to the three months ending September 30, 1996, reflecting increases due to volume of $4.4 million and decreases due to rate of $120 thousand. Average loans outstanding for the third quarter of 1997 were $215.0 million higher than 1996 averages, reflecting increases in all loan categories but most notably in residential mortgages. Fees on loans for the third quarter of 1997 also reflected increases of $669 thousand over third quarter 1996 fees. Although total yield on loans (including fees on loans) for the third quarter of 1997 was 8.60%, an increase of 8 basis points (0.08%) over 1996 yields, installment loan yields reflected a decrease of 20 basis points (0.20%) and municipal loan yields reflected a decrease of 35 basis points (0.35%) when comparing the third quarter of 1997 to the related 1996 period. These yield decreases were primarily the result of the maturity of loans bearing interest rates which were higher than current market rates combined with the Corporation's pricing strategies which offer highly competitive rates.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

Three Months ended September 30, 1997 Compared to the Three
Months Ended September 30, 1996 (Continued)

Interest on deposits for the three months ending September 30, 1997 of $23.6 million reflected an increase of $3.2 million over the same three months of 1996. Interest on time deposits for the three months ended September 30, 1997 was $18.4 million compared to $16.0 million for the 1996 related period. The increase in interest on time deposits was primarily due to increases due to volume of $2.3 million as average time deposits for the three months of 1997 increased $135.5 million over 1996 averages. The time deposit categories reflecting the largest increases in average balances were time deposits in the 24 to 35 month maturity range which increased $94.5 million and time deposits greater than $100 thousand with maturities of greater than one year which increased by $73.8 million when compared to average balances for the third quarter of 1996. Interest on total savings deposits for the third quarter of 1997 increased $828 thousand over 1996 levels and contained increases due to rate of
4.9 million which were partially offset by decreases due to volume of $4.0 million. Total cost of deposits for the third quarter of 1997 increased 25 basis points (0.25%) from 3.95% in 1996 to 4.20% in 1997 and included increases in the cost of savings deposits of 34 basis points (0.34%) and increases of 13 basis points (0.13%) for time deposits compared to the third quarter of 1996.

Interest on long term debt for the three months ending September 30, 1997 increased $764 thousand over the three months ending September 30, 1996, primarily as a result of increases in average long term debt of $54.1 million for the third quarter of 1997 compared to the 1996 quarter. Long term debt increases were borrowings from the Federal Home Loan Bank with maturities of up to ten years. Net interest margin was 3.87% for the third quarter of 1997 compared to 3.96% during the 1996 period.

Provision for possible credit losses was $1.8 million for the three months ended September 30, 1997 compared to $1.2 million for the three months ended September 30, 1996. Net loans charged off in the third quarter of 1997 were $1.3 million, an increase of $399 thousand from net charge-offs of $896 thousand reported for the corresponding period of 1996. Net charge-offs of loans secured by 1-4 family residential properties increased by $280 thousand while net charge-offs of commercial loans secured by real estate increased by $158 thousand during the 1997 quarter compared to the three months of 1996. Increases in net charge-offs of credit card loans of $153 thousand for the third quarter of 1997 compared to 1996 were partially offset by decreases in net charge-offs of other unsecured loans to individuals of $102 thousand during the 1997 quarter compared to the three months of 1996. Net charge-offs of commercial loans not secured by real estate decreased by $89 thousand when comparing 1997 results to the same period of 1996.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

Three Months ended September 30, 1997 Compared to the Three
Months Ended September 30, 1996 (Continued)


Total noninterest expense for the three months ending September 30, 1997 was $16.5 million reflecting a decrease of $203 thousand over the $16.7 million reported for the corresponding period of 1996. Employee costs were $9.0 million for the third quarter of 1997 compared to $8.4 million for the 1996 quarter. Staff increases have occurred primarily in customer contact positions needed to provide convenient and timely access to financial products and services. Employee costs will be maintained over the long term through attrition management programs and the redeployment of personnel as changes are made to centralized operations. Other operating expenses for the three months ended September 30, 1997 included a decrease of $113 thousand in advertising and promotions costs compared to the three months of 1996. The 1996 period included advertising and promotions expenses related to new product offerings. The cost of outside data processing for the third quarter of 1997 reflected a decrease of $83 thousand over the third quarter of 1996 as centralized management of these costs which occurred during 1997 generated results. Collection and repossession costs for the three months ended September 30, 1997 increased $154 thousand over the corresponding period of 1996, primarily as a result of loan growth. Income taxes increased $1.6 million for the third quarter of 1997 compared to the 1996 quarter as a result of an increase in taxable income. The Corporation's effective tax rate was 31.4% for the 1997 period compared to 28.8% for the 1996 period, primarily as a result of the disproportional increase in taxable income due to securities gains being fully taxable.

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

Net loans increased $134.5 million in the first nine months of 1997 as specialized loan products and target marketing strategies generated results. Residential mortgages increased by $77.2 million during the nine months of 1997 while commercial loans secured by real estate increased by $19.3 million. The Corporation's FlexLease product introduced in 1996 continued to generate strong growth reflecting an increase of $11.0 million so far for 1997. Municipal loans also reflected strong growth during 1997 with increases of $21.6 million since year end 1996.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY (Continued)

Loan growth for the period was funded primarily by deposit growth and borrowings from the Federal Home Loan Bank with maturities of p to ten years which is classified as long-term debt. Total deposits grew $117.5 million and reflected increases in time deposits of $81.0 million combined with increases in savings deposits of $42.3 million since year-end 1996. Time deposits grew $79.5 million in the 24 to 35 month maturity range as deposit customers extended maturities to take advantage of competitive rates being offered by the affiliate banks.
Customers also took advantage of time deposits in the 24 month maturity range which included the option of withdrawal without penalty with 30 day notice. These "Option" certificate of deposit products give customers the ability to guarantee a fixed interest rate for 24 months, usually slightly below market rates, in return for the flexibility to reinvest in higher yielding deposit products if interest rates rise.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 1997 securities available for sale had an amortized cost of $265.0 million and an approximate fair value of $267.0 million.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 1997 and December 31, 1996.

                                       September 30, 1997
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans.................... $ 799,040   $111,203   $247,800   $1,158,043
Investments..............    48,410     48,071    126,626      223,107
Other interest-earning
 assets..................   103,770      5,831     13,195      122,796

  Total interest-sensitive
   assets................   951,220    165,105    387,621    1,503,946

Certificates of deposits.   205,234    182,600    233,193      621,027
Other deposits...........   742,704        -0-        -0-      742,704
Borrowings...............   206,447     25,127      1,396      232,970
  Total interest-sensitive
   liabilities........... 1,154,385    207,727    234,589    1,596,701
  GAP....................$ (203,165)  $(42,622)  $153,032   $  (92,755)

ISA/ISL..................      0.82       0.79       1.65         0.94
Gap/Total assets.........      7.33%      1.54%      5.52%        3.35%

                                      December 31, 1996
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  669,043   $102,628   $190,064   $  961,735
Investments..............    17,574     37,133     84,794      139,501
Other interest-earning
 assets..................    97,201      7,346     11,361      115,908

  Total interest-sensitive
   assets................   783,818    147,107    286,219    1,217,144

Certificates of deposits.   269,090    154,045    227,381      650,516
Other deposits...........   700,445        -0-        -0-      700,445
Borrowings...............   179,308      5,621      4,946      189,875
  Total interest-sensitive
   liabilities........... 1,148,843    159,666    232,327    1,540,836
  GAP....................$ (365,025)  $(12,559)  $ 53,892   $ (323,692)

ISA/ISL..................      0.68       0.92       1.23         0.79
Gap/Total assets.........     14.12%      0.49%      2.09%       12.52%


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

The analysis at September 30, 1997, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame.

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

                                                At September 30,
                                               1997           1996
                                             (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    7,094     $    7,424
Past due loans                                  12,277         12,676
Renegotiated loans                                 275            283
     Total nonperforming loans              $   19,646     $   20,383

Other real estate owned                     $    1,802     $    1,827

Loans outstanding at end of period          $1,881,844     $1,688,146

Average loans outstanding (year-to-date)    $1,805,487     $1,563,576

Nonperforming loans as percent of
  total loans                                    1.04%          1.21%

Provision for possible credit losses        $    4,422     $    3,150

Net charge-offs                             $    4,337     $    2,132

Net charge-offs as percent of
  average loans                                   0.24%         0.14%

Provision for possible credit losses as
  percent of net charge-offs                    101.96%       147.75%

Allowance for possible credit losses as
  percent of average loans outstanding            1.08%         1.23%

Allowance for possible credit losses as
  percent of nonperforming loans                 98.79%        94.05%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT REVIEW (Continued)

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of September 30, 1997, there were no significant concentrations of credit.

Nonperforming loans at September 30, 1997 decreased $737 thousand over 1996 levels and included decreases in nonaccrual loans of $330 thousand and decreases in past due loans of $399 thousand. Nonaccrual loans reflected decreases in commercial loans secured by real estate of $1.0 million and increases in commercial loans not secured by real estate of $285 thousand and increases in residential loans secured by real estate of $492 thousand. Past due loans reflected decreases in commercial loans secured by real estate of $1.2 million and decreases in unsecured loans to individuals of $589 thousand which were partially off-set by increases in residential loans secured by real estate of $1.4 million. Nonperforming loans as a percent of total loans of 1.04% at September 30, 1997 is at the lowest level since September 1995.

Net charge-offs in both dollars and as a percentage of average loans have increased over 1996 levels, but remain below peer averages. The allowance for possible credit losses as percent of average loans outstanding remains below peer levels and has decreased when compared to September 1996. Management has considered both the favorable charge-off history compared to peer and the unfavorable allowance for possible credit losses as percentage of average loans outstanding compared to peer as factors when analyzing the adequacy of the allowance for possible credit losses. Management believes that the allowance for possible credit losses and nonperforming loans remain safely within acceptable levels.

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

CREDIT REVIEW (Continued)

As of September 30, 1997 and 1996 the Corporation had a recorded investment in impaired loans of $7.4 million and $7.7 million respectively. Impaired loans include loans on a nonaccrual basis and renegotiated loans. The average balance of impaired loans for the nine month periods ending September 30, 1997 and 1996 were $8.2 million for both periods. An allocation of the allowance for possible credit losses in the amount of $1.7 million relates to $3.3 million of the impaired loans at September 30, 1997. An allocation of the allowance for possible credit losses in the amount of $1.5 million relates to $4.5 million of the impaired loans at September 30, 1996. Impaired loans totalling $4.1 million and $3.2 million at September 30, 1997 and 1996 respectively have no allocation of the allowance, in accordance with the Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Income earned on impaired loans during the first nine months of 1997 was $86 thousand compared to $74 thousand for the related 1996 period.

CAPITAL RESOURCES

Equity capital increased $7.8 million in the first nine months of 1997. Dividends declared reduced equity by $13.3 million during the 1997 period, while earnings retention was $10.3 million, representing an earnings retention rate of 43.8%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $831 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $488 thousand. The market value adjustment to securities available for sale decreased equity by $179 thousand. The cost of purchasing treasury shares, net of the reissuance of treasury shares, decreased equity by $2.7 million.

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

The table below presents the Corporation's capital position at September 30, 1997:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)         Assets

Tier I Capital                       $256,441            14.4%
Risk-Based Requirement                 71,365             4.0

Total Capital                         275,850            15.5
Risk-Based Requirement                142,730             8.0

Minimum Leverage Capital              256,441             9.4
Minimum Leverage Requirement          108,972             4.0

At September 30, 1997 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  Form 8-k dated September 18, 1997 reporting a change in the registrants independent certified public accountants

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  NOVEMBER 13, 1997    /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  NOVEMBER 13, 1997    /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

23