Form 10-K
period 1997-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1998-03-26
CIK 712537

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 1997 commission file number 0-11242

                  FIRST COMMONWEALTH FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                25-1428528
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

   22 NORTH SIXTH STREET INDIANA, PA                     15701
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (724) 349-7220

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

    TITLE OF CLASS                         OUTSTANDING AT March 23, 1998

Common Stock, $1 Par Value                        22,261,060 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 23, 1998), was approximately $583,503,976.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 27, 1998 are incorporated by reference into Part III.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                  First Commonwealth Financial Corporation

                                 FORM 10-K

                                   INDEX

PART I                                                        PAGE

ITEM 1.   Business

          Description of business..........................     2
          Competition......................................     4
          Supervision and regulation.......................     4

ITEM 2.   Properties.......................................     7

ITEM 3.   Legal Proceedings................................     7

ITEM 4.   Submission of Matters to a Vote of Security
           Holders.........................................     7


PART II

ITEM 5.   Market for Registrant's Common Stock and Related
           Security Holder Matters.........................     8

ITEM 6.   Selected Financial Data..........................     9

ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............    10

ITEM 8.   Financial Statements and Supplementary Data......    27


ITEM 9.   Disagreements on Accounting and Financial
           Disclosures.....................................    58


PART III

ITEM 10.   Directors and Executive Officers of the
            Registrant.....................................    58

ITEM 11.   Management Renumeration and Transactions........    59

ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................    59

ITEM 13.   Certain Relationships and Related Transactions..    59


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................    60
            Signatures.....................................    62

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

Effective at the close of business November 13, 1995 seven wholly-owned subsidiary banks of the Corporation including NBOC, Cenwest, Leechburg, PBT, Central, PBWPA and Unitas Bank merged into Deposit, also a wholly-owned subsidiary, under the Deposit charter. The name of the surviving bank was immediately changed to First Commonwealth Bank ("FCB"); and the principal place of business was moved to Indiana, Indiana County, Pennsylvania. Effective at the close of business September 26, 1997, Reliable Savings Bank PaSA, an indirect wholly-owned subsidiary of the Corporation merged into First Commonwealth Bank. The subsidiary banks continue to operate in their local communities in central and western Pennsylvania, as divisions of First Commonwealth Bank, doing business under the following names: NBOC Bank, Deposit Bank, Cenwest Bank, First Bank of Leechburg, Peoples Bank, Central Bank, Peoples Bank of Western Pennsylvania, Unitas Bank and Reliable Bank.

Commonwealth Systems Corporation ("CSC") was incorporated as a Pennsylvania business corporation in 1984 by the Corporation to function as its data processing subsidiary and it has its principal place of business in Indiana, Pennsylvania. Before August 1984, it had operated as the data processing department of NBOC. First Commonwealth Trust Company ("FCTC") was incorporated on January 18, 1991 as a Pennsylvania chartered trust company to render general trust services. The trust departments of subsidiary banks were combined to form FCTC, and the corporate headquarters are located in Indiana, Pennsylvania. On April 1, 1996 the Corporation affiliated with BSI Financial Services Inc. ("BSI") a Pennsylvania business corporation headquartered in Titusville, Crawford County. BSI provides mortgage banking loan servicing and collection services to the Corporation's subsidiary banks

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES as well as unaffiliated organizations. First Commonwealth Insurance Agency ("FCIA") was incorporated as a Pennsylvania business corporation with its principal place of business in Indiana, Pennsylvania. FCIA began operations in January, 1998 as a wholly-owned subsidiary of FCB and provides a full range of insurance and annuity products to retail and commercial customers. The Corporation and its subsidiaries employed approximately 1,158 persons (full-time equivalents) at December 31, 1997.

Through FCB, the Corporation traces its banking origins to 1866. FCB conducts business through 83 community banking offices in 54 communities in the counties of Adams (1 office), Allegheny (2), Armstrong (3), Beaver (1), Bedford (4), Blair (8), Cambria (11), Centre (4), Clearfield (6), Elk (3), Franklin (2), Huntingdon (7), Indiana (9), Jefferson (4), Lawrence (6), Somerset (5), Washington (1) and Westmoreland (6). FCB engages in general banking business and offers a full range of financial services. FCB offers such general retail banking services as demand, savings and time deposits; mortgage, consumer installment and commercial loans; and credit card loans through MasterCard and VISA.

FCB operates a network of 63 automated teller machines ("ATMs") which permits customers to conduct routine banking transactions 24 hours a day.
Of the ATMS, 51 are located on the premises of their main or branch offices and 12 are in remote locations. All the ATMs are part of the MAC network which consist of over 23,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 45 states. The ATM's operated by FCB are also part of the global MasterCard/Cirrus network which is comprised of more than 300,000 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders. Such networks allow FCB's customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

In addition to funds access through the use of ATMs, the MAC debit card offered to FCB's deposit customers may be used at 300,000 point of sale terminals on the MAC system as well as being used on the global MasterCard system for the purchase of goods and services. The MAC debit card provides customers with the almost universal acceptability of a credit card combined with the convenience of direct debit to the customers checking account.

CSC is the data processing subsidiary of the Corporation. It provides on-line general ledger accounting services and bookkeeping services for deposit and loan accounts to the Corporation, First Commonwealth Bank and three other nonbank subsidiaries. CSC also acts as a centralized purchasing agent for the purchase of computer hardware and software products by the Corporation and subsidiaries as well as providing technical support for the installation and use of these products. It competes, principally with data processing subsidiaries of other, mostly larger, banks, on the basis of the price and quality of its services and the speed with which such services are delivered.

FCTC has five branch offices in the service areas of FCB and offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

On June 1, 1989 Commonwealth Trust Credit Life Insurance Company began operations. The Corporation owns 50% of the voting common stock of the new company. Commonwealth Trust provides reinsurance for credit life and credit and health insurance activities sold by the subsidiaries of the two unrelated holding company owners under a joint venture arrangement whereby the net income derived from such reinsurance inures proportionally to the benefit of the holding company selling the underlying insurance to its banks' customers.

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

Competition

FCB, FCTC, BSI and FCIA face intense competition, both from within and without their service areas, in all aspects of business. FCB competes for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within its service area. With respect to loans to larger businesses FCB also competes with much larger banks located outside of its service area. FCB also competes, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions. In recent years FCB has encountered significant competition for deposits from money market funds and institutions that offer annuities located throughout the United States. Money market funds pay dividends to their shareholders (which are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by FCB. Annuities accumulate interest on the amounts deposited over a predetermined time period. The depositor is then entitled to withdraw his funds for a fixed period of time or until death. The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made. In addition to savings and loan associations and credit unions, FCB also competes for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout their service area. FCB believes that the principal means by which it competes for deposits and consumer and smaller commercial loans are the number and desirability of the locations of its offices and ATMs, the sophistication and quality of its services and the prices (primarily interest rates) of its services. Additionally, FCB intends to remain competitive by offering financial services that target specific customer needs. Examples of such specialized products include the "Sentry CD Watch" which provides certificate of deposit rates of competitors to members of FCB's "Senior Accent" club, available to customers age 50 or better, and introduction of the "Too Good To Be True" mortgage product, available to first time home buyers. Specific customer needs are also met through an enhanced customer delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of FCB's branch offices.

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

First Commonwealth Bank

FCB is a Pennsylvania-chartered bank and is not a member of the Federal Reserve System. FCB is subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"), and subject to certain regulations of the Federal Reserve Board. The areas of operation subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosures, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends, Community Reinvestment Act evaluations, mandatory external audits, establishment of branches and other aspects of operations. Under the Pennsylvania Banking Code, a state bank located in Pennsylvania may establish branches anywhere in the state.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisition. On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction. As of December 31, 1997 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, of which the following 18 are east of the Mississippi River: Connecticut, Delaware, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Rhode Island, Tennessee, Vermont and West Virginia. A similar law is applicable to savings associations and savings and loan holding companies.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Effects of Governmental Policies (Continued)

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana county Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s. The Corporation, NBOC and CSC occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and which contains a renewal option. Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines. In order to support future expansion needs and centralization of various functional areas such as loan processing, marketing, and accounting, the Corporation also owns two additional structures, free of all liens and encumbrances. These facilities currently provide office space for the Corporation, CSC, FCTC, FCB and FCIA. FCB has 83 banking facilities of which 24 are leased and 59 are owned in fee, free of all liens and encumbrances. All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities. Management believes all such facilities to be in good repair and well suited to their uses. Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

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

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF." The approximate number of holders of record of the Corporation's common stock is 9,500. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1997
First Quarter           $18.875          $17.125          $0.200
Second Quarter          $23.000          $17.500          $0.200
Third Quarter           $22.000          $19.563          $0.200
Fourth Quarter          $35.063          $21.625          $0.220

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

                                                             Years Ended December 31,
                                              1997         1996         1995         1994         1993

Interest income.......................      $199,811     $182,329     $175,701     $159,644     $154,990
Interest expense......................       102,753       88,325       82,418       69,102       67,164

  Net interest income.................        97,058       94,004       93,283       90,542       87,826
Provision for possible credit losses..         6,929        4,501        4,125        2,896        2,920
  Net interest income after provision
    for possible credit losses........        90,129       89,503       89,158       87,646       84,906

Securities gains (losses).............         6,686        1,403         (603)       5,536        3,528
Other operating income................        13,157       12,338       11,007       10,635       10,960
Other operating expenses..............        65,909       63,589       62,062       60,855       59,405
      Income before taxes and cumulative
       effect of change in accounting
       method.........................        44,063       39,655       37,500       42,962       39,989
Applicable income taxes...............        13,529       12,072       11,974       14,226       12,444
      Income before cumulative effect
       of change in accounting method.        30,534       27,583       25,526       28,736       27,545
Cumulative effect of change in
  accounting method...................           -0-          -0-          -0-          -0-          865
Net income............................      $ 30,534     $ 27,583     $ 25,526     $ 28,736     $ 28,410

Per Share Data
  Net income before cumulative effect
   of change in accounting method.....         $1.40        $1.26        $1.16        $1.28        $1.23
  Cumulative effect of change in
   accounting method..................          0.00         0.00         0.00         0.00         0.04
  Net income..........................         $1.40        $1.26        $1.16        $1.28        $1.27

  Dividends declared..................         $0.82        $0.74        $0.66        $0.58        $0.51

  Average shares outstanding..........    21,878,945   21,954,111   22,005,427   22,432,062   22,416,360

Per Share Data Assuming Dilution
  Net income before cumulative effect
   of change in accounting method.....         $1.39        $1.25        $1.16        $1.28        $1.22
  Cumulative effect of change in
   accounting method..................          0.00         0.00         0.00         0.00         0.04
  Net income..........................         $1.39        $1.25        $1.16        $1.28        $1.26

  Dividends declared..................         $0.82        $0.74        $0.66        $0.58        $0.51

  Average shares outstanding..........    21,965,833   21,989,963   22,051,185   22,505,908   22,484,172

At End of Period
  Total assets........................    $2,929,315   $2,584,638   $2,364,307   $2,334,921   $2,252,836
  Investment securities...............       856,694      704,161      748,702      813,687      909,166
  Loans and leases, net of unearned
    income............................     1,920,903    1,747,335    1,487,542    1,377,794    1,211,109
  Allowance for possible credit losses        19,766       19,324       18,152       17,337       16,483
  Deposits............................     2,242,478    2,104,783    1,962,760    1,881,060    1,822,085
  Long-term debt......................       193,054       40,880        5,261        7,596        7,363
  Shareholders' equity................       271,834      261,358      252,276      225,135      228,910

Key Ratios
  Return on average assets............         1.13%        1.12%        1.10%       1.26%        1.32%
  Return on average equity............        11.34%       10.69%       10.55%      12.55%       12.86%
  Net loans to deposit ratio..........        84.78%       82.10%       74.86%      72.32%       65.56%
  Dividends per share as a percent of
    net income per share..............        58.57%       58.73%       56.90%      45.31%       40.16%
  Average equity to average assets
    ratio.............................         9.98%       10.47%       10.39%      10.01%       10.23%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (the "Corporation") for the years ended December 31, 1997, 1996 and 1995 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

During the fourth quarter of 1997 the Corporation formed First Commonwealth Insurance Agency ("FCIA") as a subsidiary of the Corporation's commercial banking subsidiary. This new company will market a wide range of insurance and annuity products to the Corporation's retail and commercial customers beginning January 1, 1998. The Corporation acquired BSI Financial Services Inc. ("BSI") effective April 1, 1996. The BSI merger was accounted for as a purchase transaction, whereby the results of operations of BSI from the date of acquisition are included in the Corporation's financial statements.

Results of Operations

Net income in 1997 was $30.5 million, an increase of $3.0 million from the 1996 level of $27.6 million and compared to $25.5 million reported in 1995. Basic earnings per share increased $0.14 per share in 1997 to $1.40. The increase in net income and basic earnings per share for 1997 was primarily the result of increases in net interest income and securities gains which were partially offset by increases in the provision for possible credit losses and employee costs when compared to 1996 levels. The increase in basic earnings per share of $0.10 generated during 1996 reflected increases in net interest income and securities gains as well as increases due to the inclusion of BSI income in loan origination and servicing revenue and increases in charge card user fees. Net income and basic earnings per share for 1996 were negatively impacted by increases in occupancy and furniture and equipment costs and equipment maintenance and repairs. Return on average assets was 1.13% and return on average equity was 11.34% during 1997 compared to 1.12% and 10.69%, respectively for 1996. Return on average assets was 1.10% during 1995 while return on average equity was 10.55%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the impact of changes in net income on earnings per share:

                                            1997              1996
                                             vs.               vs.
                                            1996              1995

Net income per share, prior year           $1.26             $1.16

Increase (decrease) from changes in:
  Net interest income                       0.15              0.04
  Provision for possible credit losses     (0.11)            (0.02)
  Security transactions                     0.24              0.09
  Other income                              0.04              0.06
  Salaries and employee benefits           (0.12)            (0.01)
  Occupancy and equipment costs            (0.03)            (0.04)
  FDIC expense                              0.03              0.06
  Other expenses                            0.01             (0.07)
  Provision for income taxes               (0.07)            (0.01)

Net income per share                       $1.40             $1.26

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $97.1 million in 1997 compared to $94.0 million in 1996 and $93.3 million in 1995. The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 1997.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

                                                     Average Balance Sheets and Net Interest Analysis
                                                                (Dollar Amounts in Thousands)

                                             1997                             1996                             1995
                                 Average    Income/   Yield or    Average    Income/   Yield or    Average    Income/   Yield or
                                 Balance    Expense   Rate(a)     Balance    Expense   Rate(a)     Balance    Expense   Rate(a)
Assets
Interest-earning assets:
  Time deposits with banks    $    4,569    $    230    5.02%  $    7,378    $    413    5.59%  $    8,552    $    486    5.69%
  Investment securities          736,974      43,893    6.23      738,916      43,177    6.10      769,006      45,600    6.12
  Federal funds sold                 201          12    6.15        1,712          85    4.97       17,712       1,033    5.83
  Loans (b) (c), net of
    unearned income            1,830,039     155,676    8.60    1,601,747     138,654    8.74    1,421,004     128,582    9.11
   Total interest-
      earning assets           2,571,783     199,811    7.92    2,349,753     182,329    7.89    2,216,274     175,701    8.04

Noninterest-earning assets:
  Cash                            56,092                           57,717                           53,752
  Allowance for credit losses    (19,635)                         (18,951)                         (17,584)
  Other assets                    89,509                           75,156                           77,843
   Total noninterest-
      earning assets             125,966                          113,922                          114,011
    Total Assets              $2,697,749                       $2,463,675                       $2,330,285

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing
    demand deposits (d)       $  230,628    $  4,553    1.97%  $  212,269    $  3,434    1.62%  $  208,330    $  3,108    1.49%
  Savings deposits (d)           494,957      15,439    3.12      481,608      13,392    2.78      464,021      11,858    2.56
  Time deposits                1,261,461      71,494    5.67    1,145,592      63,886    5.58    1,060,070      58,855    5.55
  Short-term borrowings          144,987       7,548    5.21      127,150       6,550    5.15      141,474       8,013    5.66
  Long-term debt                  65,820       3,719    5.65       18,170       1,063    5.85        7,010         584    8.33
    Total interest-
      bearing liabilities      2,197,853     102,753    4.68    1,984,789      88,325    4.45    1,880,905      82,418    4.38

Noninterest-bearing
 liabilities and capital:
  Noninterest-bearing
    demand deposits (d)          205,704                          197,899                          185,889
  Other liabilities               24,948                           23,033                           21,429
  Shareholders' equity           269,244                          257,954                          242,062
    Total noninterest-
      bearing funding sources    499,896                          478,886                          449,380
      Total Liabilities and
        Shareholders' Equity  $2,697,749                       $2,463,675                       $2,330,285

 Net Interest Income and
    Net Yield On Interest-
    earning Assets                          $ 97,058    3.92%                $ 94,004    4.14%                $ 93,283    4.32%

(a) Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b) Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c) Loan income includes net loan fees.
(d) Average balances for 1997 do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Both interest income and interest expense increased over 1996 levels as volumes increased. Average interest-earning assets increased $222.0 million while average interest-bearing liabilities increased $213.1 million in 1997. Average loans increased $228.3 million in 1997 and were supported by deposit growth and maturities of investment securities.

Asset yields, on a tax-equivalent basis, increased 3 basis points (0.03%) during 1997 while asset yields decreased 15 basis points (0.15%) during
1996.   The decline in loan yields which began in the fourth quarter of 1995 has continued throughout 1996 and 1997. Loan yields declined 14 basis points (0.14%) during 1997 to 8.60% from 8.74% reported for 1996 and compared to 9.11% during 1995. The 1997 period reflected decreased yields in all loan categories except revolving credit loans which reflected an increase of 56 basis points (0.56%) over 1996 levels. The 1997 decline in loan yields included declines of 30 basis points (0.30%) for mortgage loans, 26 basis points (0.26%) for installment loans and 74 basis points (0.74%) for municipal loans. Municipal loan yields declined as most of the municipal growth for 1997 was in short-term tax anticipation notes. The mortgage portfolio continues to be impacted by loans maturing at higher interest rates than current market rates and innovative loan product offerings which bear lower introductory interest rates. These loan products are designed to initiate relationships in the early stages of a customer's financial life cycle so they may be developed thereafter with more traditional banking products and services. Any initial earnings reduction related to new products are expected to produce long-term profitable relationships and loan yields. Loan yields on products introduced during the fourth quarter of 1995 began improving in the fourth quarter of 1997 and are expected to continue improving during 1998. Although loan yields declined during 1997, interest income on loans increased $17.0 million over 1996 levels as a result of increases due to volume of $19.9 million which were partially offset by decreases due to rate of $2.9 million.

Interest income on investments increased $716 thousand during 1997 and reflected increases due to rate of $834 thousand which were partially offset by decreases due to volume of $118 thousand. The yield on investments of 6.23% for 1997 was an increase of 13 basis point (0.13%) over 1996 yields of 6.10%. The investment rate increases for 1997 occurred primarily in investments of U.S. Government agency securities. Although prepayments of mortgage backed securities ("MBS") increased during 1997 over 1996 levels, these prepayments have not increased beyond acceptable levels. The primary risk of owning MBS relates to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment speeds. As interest rates increase, prepayment speeds generally decline, resulting in a longer average life of a MBS. Conversely as interest rates decline, prepayment speeds increase, resulting in a shorter average life of a MBS. Using computer simulation models, the Corporation tests the average life and yield volatility of all MBS's under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits. The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. Government and Agency securities.

The cost of funds for 1997 increased 23 basis points (0.23%) over 1996 costs of 4.45% and compared to costs of 4.38% for 1995. Interest on deposits increased $10.8 million in 1997 and included increases due to volume of $7.1 million and increases due to rate of $3.6 million. The cost of deposits increased 21 basis points (0.21%) during 1997, including increases on total savings deposits of 33 basis points (0.33%) which can primarily be attributable to increased utilization by customers of new savings products bearing higher interest rates than standard savings accounts. These new savings products have been designed to build long-term customer relationships and are intended to produce a favorable impact on the Corporation's net interest margin over the long-term. Interest expense on time deposits increased $7.6 million during 1997 primarily as a result of volume increases in time deposits with maturities of 2 to 5 years and time deposits greater than $100 thousand which increased $123.9 million and $76.9 million, respectively over 1996 averages.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Increases in interest expense on short-term borrowings of $998 thousand and interest expense on long-term debt of $2.7 million during 1997 were primarily a result of increases in average borrowings of $17.8 million and $47.7 million respectively over 1996 averages. Borrowings during 1997 were part of a leveraging strategy intended to create an increase to net interest margin over the life of the investments.

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets), was 3.92% during 1997 compared to 4.14% in 1996 and 4.32% in 1995. The Corporation's use of computer modeling to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion herein.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

                                    Analysis of Year-to-Year Changes in Net Interest Income
                                               (Dollar Amounts in Thousands)

                                       1997 Change from 1996                    1996 Change from 1995
                                 Total     Change Due    Change Due       Total     Change Due    Change Due
                                 Change    to Volume      to Rate         Change    to Volume      to Rate
Interest-earning assets:
    Time deposits with banks   $  (183)     $  (157)      $   (26)        $   (73)     $   (67)      $    (6)
    Securities                     716         (118)          834          (2,423)      (1,843)         (580)
    Federal funds sold             (73)         (75)            2            (948)        (933)          (15)
    Loans                       17,022       19,943        (2,921)         10,072       16,473        (6,401)
      Total interest income     17,482       19,593        (2,111)          6,628       13,630        (7,002)
Interest-bearing liabilities:
    Deposits                    10,774        7,130         3,644           6,891        5,256         1,635
    Short-term borrowings          998          919            79          (1,463)        (811)         (652)
    Long-term debt               2,656        2,789          (133)            479          929          (450)
      Total interest expense    14,428       10,838         3,590           5,907        5,374           533
      Net interest income      $ 3,054      $ 8,755       $(5,701)        $   721      $ 8,256       $(7,535)

The provision for possible credit losses is an amount added to the allowance against which credit losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The provision for possible credit losses was $6.9 million in 1997 compared to $4.5 million in 1996 and $4.1 million in 1995. The provision for possible credit losses increased in 1997 as a result of an increase in charge-offs, combined with growth in the portfolio as a whole during 1997. Net charge-offs for 1997 reflected increases in consumer installment and revolving credit loans of $1.6 million, loans secured by residential real estate of $605 thousand and commercial loans not secured by real estate of $701 thousand. Major components of the increase in net charge-offs of loans to individuals were increases in charge-offs of indirect auto loans and unsecured loans. It is anticipated that charge-offs for these categories will decline in future periods, but remain above historic levels because of continued growth in these areas. Net charge-offs against the allowance for possible credit losses were $6.5 million, or 0.35% of average total loans in 1997. This compared to $3.3 million in 1996 and 1995. Net charge-offs were 0.21% and 0.23% of average total loans during 1996 and 1995, respectively. Although the allowance for possible credit losses as a percentage of average loans outstanding is below peer averages net charge-offs as a percentage of average loans outstanding has historically been at, or below peer averages. The peer group was defined using the Uniform Bank Performance Report published by the Federal Financial Institutions Examination Council. For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The following table presents an analysis of the consolidated allowance for possible credit losses for the five years ended December 31, 1997 (dollars in thousands):

                                                    Summary of Loan Loss Experience

                                           1997       1996       1995       1994      1993
Loans outstanding at end of year        $1,920,903 $1,747,335 $1,487,542 $1,377,794 $1,211,109

Average loans outstanding               $1,830,039 $1,601,747 $1,421,004 $1,283,866 $1,187,236

Allowance for possible credit losses:
Balance, beginning of year              $   19,324 $   18,152 $   17,337 $   16,483 $   15,828

Loans charged off:
  Commercial, financial and agricultural     1,166        571      1,161      1,246        774
  Loans to individuals                       4,737      3,023      2,316      1,676      1,825
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                       664        440        218         23        791
  Real estate-residential                      751        174        423        179        357
  Lease financing receivables                  -0-         26         52         52        106
    Total loans charged off                  7,318      4,234      4,170      3,176      3,853

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       148        254        132        254        563
  Loans to individuals                         604        482        518        563        565
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                        13         83         56        249        276
  Real estate-residential                       53         81         55         61        177
  Lease financing receivables                   13          5         99          7          7
    Total recoveries                           831        905        860      1,134      1,588
    Net loans charged off                    6,487      3,329      3,310      2,042      2,265
Provision charged to expense                 6,929      4,501      4,125      2,896      2,920

Balance, end of year                    $   19,766 $   19,324 $   18,152 $   17,337 $   16,483

Ratios:
  Net charge-offs as a percentage
    of average loans outstanding             0.35%      0.21%      0.23%      0.16%      0.19%
  Allowance for possible credit losses
    as a percentage of average loans
    outstanding                              1.08%      1.21%      1.28%      1.35%      1.39%

Total other operating income increased $6.1 million in 1997 to $19.8 million from $13.7 million reported in 1996 compared to $10.4 million in 1995. Net securities gains were $6.7 million in 1997 compared to securities gains of $1.4 million during 1996 and securities losses of $603 thousand in 1995.
The securities gains during 1997 and 1996 resulted primarily from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale." These equity securities had book values of $17.4 million and $6.8 million and were sold for gains of $6.7 million and $1.5 million during 1997 and 1996 respectively. The securities losses during 1995 resulted from the sale of $77.6 million of securities, primarily U.S. Treasury securities classified as "available for sale" having an average yield of 4.91% and an average remaining life of about 17 months. The proceeds from the sale of these U.S. Treasury securities were used to pay off short-term borrowings costing 6.00%. This transaction resulted in a net improvement in net interest income over the remaining life of the securities in excess of the net loss on the sale.

Trust income reflected an increase in 1997 of $506 thousand over 1996 levels as the book value of assets managed continued to increase. The 1997 increase in trust income occurred primarily in fees from employee benefit accounts, estates and agency/custodial accounts. Service charges on deposits decreased by $51 thousand during 1997 but are expected to increase during 1998 as standardized fee schedules implemented during 1997 generate results. Service charges on deposits increased during 1996, primarily as a result of increased average total deposits.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Other income increased $364 thousand in 1997 to $4.7 million from $4.4 million reported in 1996 and can be compared to $3.2 million in 1995. Other revenue continued to be favorably impacted by charge card user fees which increased $298 thousand during 1997 and $607 thousand during 1996. These fee increases resulted from the introduction of redesigned charge card products during 1996 which generated over a fifty percent increase in the number of accounts and balances outstanding during 1996 and continued to show strong growth during 1997. Charges for non-customer use of the Corporation's ATMs instituted in November of 1997 increased other income for 1997 by $91 thousand and are anticipated to generate additional increases for 1998. Other income for 1997 also included an increase in the cash surrender value of bank owned life insurance of $204 thousand related to the last two months of the year. Other revenue for 1998 will reflect increases from insurance commissions as FCIA begins operations in January. Other revenue for 1997 included decreases of $167 thousand in gains on sale of assets. The inclusion of BSI income on loan origination and servicing for 1996, increased other income by $527 thousand.

Total other operating expenses increased $2.3 million to $65.9 million in 1997 and compared to $63.6 million and $62.1 million in 1996 and 1995, respectively. Employee costs during 1997 were $35.8 million, an increase of $2.5 million over the 1996 level of $33.3 million. Decreases in deferred loan origination costs increased employee costs for 1997 by $339 thousand while changes in unemployment compensation resulted in increases of $97 thousand. Inclusion of BSI for twelve months of 1997 increased employee costs by $261 thousand during 1997 while inclusion of BSI for eight months in the 1996 period resulted in an increase of $602 thousand during 1996. Included in employee costs for 1995 were early retirement settlements and other benefit adjustments of $1.3 million. The 1996 period also reflected an increase in the employer's matching contribution for the Corporation's 401(k) plan to 80% of the amount contributed by the employee, up from 60% in 1995. Conversion to a managed health care plan effective January 1, 1996 resulted in decreases of $375 thousand for 1996 compared to 1995 levels and reflected minimal increases for 1997 of 2% after excluding the effect of BSI on the 1997 period. Health insurance costs are expected to experience a rate increase during 1998. Although employee costs in dollars increased, employee costs as a percentage of average assets declined to 1.33% for 1997 from 1.35% in 1996 and 1.42% in 1995. Salary levels are generally maintained through attrition management programs.

Net occupancy and furniture and equipment costs increased $657 thousand during 1997 and $786 thousand during 1996. Net occupancy and furniture and equipment expense reflected increases in building rental expense, building repairs, and depreciation during 1997. These increases were primarily the result of the construction of new branches during 1996 and 1997 as well as remodeling of existing branches. The cost of equipment maintenance contracts and equipment repairs decreased $178 thousand during 1997 and increased $485 thousand during 1996. Net occupancy expense and furniture and equipment increased $360 thousand in 1995 as a result of increased utilization of leased equipment during the redesign of various operational areas of the organization such as loan processing.

FDIC expenses decreased for all periods presented including decreases of $740 thousand for 1997 and $1.3 million for 1996. Both the 1996 and 1995 periods include adjustments to the Corporation's Federal Deposit Insurance costs. The 1996 period includes an additional one-time assessment against the Corporation's thrift deposits of $768 thousand to replenish the Savings and Loan Insurance Fund (SAIF). The 1995 related period includes a rebate of $1.1 million of deposit insurance costs to the Corporation's commercial banking subsidiaries as a result of the Federal Deposit Insurance Corporation's Bank Insurance Fund (BIF) reaching its regulatory cap. The merger of Corporation's thrift subsidiary and the Corporation's commercial banking subsidiary during 1997 will result in a tiered FDIC rate for deposits in future periods, as the SAIF rate will apply to deposits of the savings bank at the merger date and BIF rates will apply to new deposits of all partner banks. It is anticipated that beginning in the year 2000 that the tiered rate structure will disappear when banks and thrifts pay on equal rate.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Other operating expenses remained stable for 1997 with a reduction of $134 thousand from $20.0 million reported in 1996 and can be compared to $18.2 million in 1995. The inclusion of BSI accounted for $296 thousand of the increase for 1996. Telephone costs continued to increase reflecting increases of $142 thousand for 1997 and $392 thousand for 1996. These cost increases may continue as high speed data lines are installed to facilitate efficient access to centralized information by the Corporation's partner banks. Centralized cost control efforts during 1997 were partially responsible for the reduction in outside data processing, printing and insurance costs of $262 thousand, $117 thousand and $259 thousand respectively. Continued strong growth in the loan portfolio during 1997 was the primary cause of increases in filing and recording fees of $73 thousand, charge card interchange fees of $170 thousand and collection and repossession expenses of $117 thousand. Marketing expenses remained stable for 1997 while aggressive marketing of innovative new products and services resulted in increases of $274 thousand in advertising expenses during 1996. Additional cost increases during 1996 occurred in stationery and supplies, filing and recording fees and Pennsylvania shares tax expenses which incurred increases of $187 thousand, $226 thousand and $337 thousand respectively. Other professional fees decreased $406 thousand during 1997 after an increase of $277 thousand for 1996 as a result of the use of outside consultants to help analyze and implement standardized fee schedules in the 1996 period.

Income tax expense was $13.5 million during 1997 representing an increase of $1.4 million over the 1996 total of $12.1 million and compared to $12.0 million in 1995. Taxable income increased $3.3 million and $772 thousand during 1997 and 1996 respectively, while taxable income decreased $6.4 million during 1995. The Corporation's effective tax rate increased to 30.7% in 1997 from 30.4% in 1996 and compares to 31.9% in 1995.

Liquidity

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from deposits (primary source) and the maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank. Additionally, the banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide an additional source of liquidity.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Increased competition from nonbanking sources such as mutual funds may require banks to shift to alternative funding from other borrowings. Although this is not significant at the end of 1997, it could become more consequential in the future. Deposits increased $137.7 million in 1997 and included $96.6 million in core deposits. Non-core deposits, which are time deposits in denominations of $100 thousand or more represented 13.46% of total deposits at December 31, 1997, up from 12.39% of total deposits at December 31, 1996. Non-core deposits increased by $41.1 million in 1997 and $93.4 million in 1996 primarily as a result of an increase in public funds. Time deposits of $100 thousand or more at December 31, 1997, 1996 and 1995 had remaining maturities as follows:

                                                     Maturity Distribution of
                                                 Large Certificates of Deposit
                                                  (Dollar Amounts in Thousands)

                                           1997               1996               1995
                                     Amount  Percent    Amount  Percent    Amount   Percent
Remaining Maturity:
3 months or less                    $ 80,446   27%     $ 87,467   33%     $ 40,377   24%
Over 3 months through 6 months        62,397   21        38,714   15        26,331   16
Over 6 months through 12 months       46,368   15        43,115   17        32,357   19
Over 12 months                       112,660   37        91,447   35        68,241   41
    Total                           $301,871  100%     $260,743  100%     $167,306  100%

Net loans increased $173.1 million during 1997 primarily in the categories of commercial and industrial loans secured by real estate, consumer leases and real estate loans secured by residential properties. In combination these categories represented over 78% of the loan growth during 1997 with 59% of the total loan growth being generated in residential real estate loans. The growth in residential mortgages can partially be attributed to the outstanding customer response to the Corporation's innovative mortgage product designed for first time home buyers which was introduced during the fourth quarter of 1995. The growth in consumer leases during 1997 can partially be attributed to continued growth in the Corporation's Dealer Services Programs which began in May 1996 and offers in addition to indirect loans, a competitive FlexLease product. Below is a schedule of loans by classification for the five years ended December 31, 1997.

                                                          Loans by Classification
                                                       (Dollar Amounts in Thousands)

                                   1997               1996               1995               1994               1993
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
Commercial, financial,
  agricultural and
  other                    $  290,298    15%  $  252,798    14%  $  192,530     13%  $  180,373    13%  $  179,227    14%
Real estate-construction       17,873     1       24,111     2       22,969      1       23,131     2       12,980     1
Real estate-commercial        305,887    16      287,318    16      293,095     19      268,417    19      238,864    19
Real estate-residential       854,894    44      752,562    42      616,661     40      587,734    41      511,889    41
Loans to individuals          417,547    21      425,012    24      381,729     25      332,167    23      279,357    23
Net leases                     51,245     3       36,329     2       24,190      2       30,498     2       26,617     2
  Gross loans and
   leases                   1,937,744   100%   1,778,130   100%   1,531,174    100%   1,422,320   100%   1,248,934   100%
Unearned income               (16,841)           (30,795)           (43,632)            (44,526)           (37,825)
  Total loans, and leases
   net of unearned income  $1,920,903         $1,747,335         $1,487,542          $1,377,794         $1,211,109

An additional source of liquidity are marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale." While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of December 31, 1997, securities available for sale had an amortized cost of $393.9 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

and an approximate fair value of $396.6 million.  Gross unrealized gains
were $3.4 million and gross unrealized losses were $715 thousand.   Based
upon the Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity. Below is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 1997.

                                                   Maturity Distribution of Securities Held to Maturity
                                                         (Dollar Amounts in Thousands)

                                                                       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $ 48,913                $ 3,345        $    60      $ 52,318     5.41%
After 1 but within 5 years                        50,664                 16,820          2,097        69,581     3.20
After 5 but within 10 years                      206,372                 30,403            358       237,133     6.27
After 10 years                                    64,766                 36,265            -0-       101,031     6.43
     Total                                      $370,715                $86,833        $ 2,515      $460,063     6.22%

                                              Maturity Distribution of Securities Available for Sale
                                                               At Amortized Cost
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $ 42,615                $   387        $   -0-      $ 43,002     5.62%
After 1 but within 5 years                        67,696                    -0-            532        68,228     6.10
After 5 but within 10 years                       24,510                    -0-            -0-        24,510     6.93
After 10 years                                   238,303                    -0-         19,858       258,161     6.96
     Total                                      $373,124                $   387        $20,390      $393,901     6.66%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 1997 and 1996 (Dollar Amounts in Thousands):

                                                            1997
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  799,956    $125,950       $250,725      $1,176,631
Investments                              51,528      63,717        102,631         217,876
Other interest-earning assets           130,666       5,214         10,043         145,923
     Total interest-sensitive
       assets                           982,150     194,881        363,399       1,540,430

Certificates of deposit                 252,652     161,264        225,113         639,029
Other deposits                          804,672         -0-            -0-         804,672
Borrowings                              207,190       1,441          1,725         210,356
     Total interest-sensitive
       liabilities                    1,264,514     162,705        226,838       1,654,057
     Gap                             $ (282,364)   $ 32,176       $136,561      $ (113,627)

ISA/ISL                                   0.78        1.20           1.60            0.93
Gap/Total assets                          9.64%       1.10%          4.66%           3.88%

                                                            1996
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  669,043    $102,628       $190,064      $  961,735
Investments                              17,574      37,133         84,794         139,501
Other interest-earning assets            97,201       7,346         11,361         115,908
     Total interest-sensitive
       assets                           783,818     147,107        286,219       1,217,144

Certificates of deposit                 269,090     154,045        227,381         650,516
Other deposits                          700,445         -0-            -0-         700,445
Borrowings                              179,308       5,621          4,946         189,875

     Total interest-sensitive
       liabilities                    1,148,843     159,666        232,327       1,540,836
     Gap                             $ (365,025)   $(12,559)      $ 53,892      $ (323,692)

ISA/ISL                                   0.68        0.92           1.23            0.79
Gap/Total assets                         14.12%       0.49%          2.09%          12.52%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Final loan maturities and rate sensitivity of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 1997 were as follows (Dollar Amounts in Thousands):

                               Within One   One to     After
                                  Year      5 Years   5 Years   Total

Commercial and industrial       $125,521    $44,273  $ 37,831  $207,625
Financial institutions               -0-         77       -0-        77
Real estate-construction          12,514      3,248     2,111    17,873
Real estate-commercial            95,842     41,593   168,452   305,887
Other                             37,907      8,463    36,226    82,596
      Totals                    $271,784    $97,654  $244,620  $614,058

Loans at fixed interest rates                77,337   123,292
Loans at variable interest rates             20,317   121,328
      Totals                                $97,654  $244,620

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

The analysis at December 31, 1997, indicated that a 300 basis point movement in interest rates in either direction would not have a significant impact on the Corporation's anticipated net interest income over the next twelve months.

Credit Review

Maintaining a high quality loan portfolio is of great importance to the Corporation. The Corporation manages the risk characteristics of the loan portfolio through the use of prudent lending policies and procedures and monitors risk through a periodic review process provided by internal auditors, regulatory authorities and our loan review staff. These reviews include the analysis of credit quality, diversification of industry, compliance to policies and procedures, and an analysis of current economic conditions.

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

                                        Allocation of the Allowance for Possible Credit Losses
                                                    (Dollar Amounts in Thousands)
                                           1997       1996       1995       1994       1993
Commercial, industrial, financial,
  agricultural and other                 $ 2,880    $ 2,901    $ 1,800    $ 2,443    $ 2,541
Real estate-construction                     214        290        220        215        146
Real estate-commercial                     3,882      3,747      3,253      3,328      3,389
Real estate-residential                    6,361      5,972      4,334      4,532      4,151
Loans to individuals                       2,827      3,188      2,377      2,417      1,978
Lease financing receivables                  393        285        162        243        552
Unallocated                                3,209      2,941      6,006      4,159      3,726
    Total                                $19,766    $19,324    $18,152    $17,337    $16,483
Allowance as percentage
  of average total loans                   1.08%      1.21%      1.28%      1.35%      1.39%

The unallocated portion of the allowance for possible credit losses increased slightly during 1997 to 16.2% of the total allowance from 15.2% of the total allowance for 1996. The Corporation has continued to allocate an amount to provide for loan growth and to adjust the allowance for possible credit losses based on comparative peer analysis. The Corporation has defined an adequate base allowance for possible credit losses by comparing the Corporation's allowance for possible credit losses as a percentage of average loans outstanding to the peer average and has allocated a portion of the allowance to reduce the variance to peer. Net charge-offs in both dollars and as a percentage of average loans has increased on an annual basis since December 31, 1993, but historically remain below peer averages. Although the Corporation's historic net charge-offs as a percentage of average loans remain lower than peer averages, management has deemed it appropriate to allocate a portion of the allowance for possible credit losses to provide for a potential change in the Corporation's trend in credit loss experience equal to peers, rather than continuation of the historic trend which has been favorable in comparison to peers.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

                                           Nonperforming and Impaired Assets and Effect on Interest
                                                          Income Due to Nonaccrual
                                                       (Dollar Amounts in Thousands)

                                               1997        1996        1995       1994       1993
Loans on nonaccrual basis                    $ 7,952     $ 7,906     $ 7,419     $ 9,575    $ 9,672
Past due loans                                12,097      12,044       7,881       6,936      9,106
Renegotiated loans                                67         280         803         733      1,413
   Total nonperforming loans                 $20,116     $20,230     $16,103     $17,244    $20,191

Nonperforming loans as a percentage of
  total loans                                  1.05%       1.16%       1.08%       1.25%      1.67%

Allowance as percentage of nonperforming
  loans                                       98.26%      95.52%     112.72%     100.54%     81.64%

Other real estate owned                      $ 1,788     $ 1,647     $ 1,408     $ 2,269    $ 5,590

Gross income that would have been
  recorded at original rates                 $   809     $   726     $   857     $ 1,085    $   929

Interest that was reflected in income            124         112         161         164        204

Net reduction to interest income due to
   nonaccrual                                $   685     $   614     $   696     $   921    $   725

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

The Corporation's loan portfolio continues to reflect strong growth during 1997 while the level of nonperforming loans remains stable in dollar amount when compared to 1996 levels. Nonperforming loans as a percentage of total loans is currently at its lowest year-end level in over seven years. At December 31, 1997 the ratio of the reserve for possible credit losses as a percentage of nonperforming loans remains lower than the Corporation's peers and although this ratio is an indicator of the strength of the reserve for possible credit losses it does not in itself measure reserve adequacy.
Other factors to be considered include historical credit losses and nonperforming loan levels. These measurements were favorable when compared to peer group levels over the past five years. Management believes that the reserve for possible credit losses and nonperforming loans remained safely within acceptable levels.

Capital Resources

Equity capital increased $10.5 million in 1997 to $271.8 million. Dividends declared decreased equity by $18.1 million, an increase over the 1996 period as the dividend rate was increased. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of additional advances, and fair value adjustments to unearned ESOP shares, increased equity capital by $1.2 million. The market value adjustment to securities available for sale increased capital by $323 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $630 thousand. The cost of purchasing treasury shares decreased equity by $2.9 million while proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity capital by $16 thousand during 1997.

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

Year 2000 Analysis

The year 2000 issue is the result of computer programs being written whereby dates have been abbreviated by eliminating the first two digits of the year under the assumption that these two digits would always be 19. Any computer systems that have date sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. As the year 2000 approaches such systems will be unable to accurately process certain date-based information resulting in potential system failure or miscalculations.

The Corporation's data processing subsidiary, Commonwealth Systems Corporation, is its greatest asset in minimizing both risks and costs associated with the year 2000 issue. The technical staff began assessing the size and complexity of the problem and identifying hardware and software systems affected by the year 2000 issue in 1995. Based upon this assessment, the Corporation has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999.

In 1997 the Corporation began an awareness effort to inform the board of directors, senior management and other staff of the year 2000 problem and its significance. During 1997 the Corporation also began an inventory process and developed a plan for addressing the year 2000 issue. Formal communications have been initiated with software vendors to request year 2000 compliance certification. Where noncompliant systems are identified the Corporation has identified the cost of replacement or modification of these softwares. Some testing or validation began in 1997, however the bulk of the validation will occur in 1998. Mainframe software systems will be renovated or replaced throughout 1998 as the systems are successfully tested. The Corporation has a certification date of December 31, 1998, therefore the majority of the critical mainframe software systems will be implemented by then.

Other areas of the Corporation utilize a similar framework for evaluating software systems which are unique as well as evaluating significant suppliers and outside professional service contractors to determine the extent to which the Corporation is vulnerable to those parties failure to remediate their own year 2000 issues.

The Corporation's estimate of total year 2000 project costs and estimated times for completion are based on presently available information and are therefore subject to certain risks and uncertainties. The Corporation will utilize internal resources to reprogram and test software for year 2000 modifications to the extent possible. Internal incremental costs will be expensed as incurred but are not expected to be material. In addition certain software and hardware has been identified for replacement. In most cases the new software and hardware will offer additional benefits in processing capability or efficiencies gained from modernization in addition to achieving year 2000 compliance. Spreadsheet and loan origination

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Year 2000 Analysis (Continued)

software will be upgraded to more recent software versions and personal computers will be converted to windows operating systems as part of making local area networks year 2000 compliant. Mainframe software and hardware replaced will result in enhancements or features of potential benefit in serving banking customers or processing financial transactions. These expenditures will be capitalized as software and hardware is put into service and the amounts will be amortized over three years for software and five years for hardware. The cash outlay will be funded through operating cash flows and will occur primarily during the next two years. As of December 31, 1997, the Corporation estimates that expenditures for the year 2000 issue will not have a material impact on the Corporation's financial condition or results of operations.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information appearing in Item 7 of this report under the caption "Interest Sensitivity" is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollar Amounts in Thousands)

                                                     December 31,
                                                  1997           1996

Assets
  Cash and due from banks.....................$   60,109     $   69,406
  Interest-bearing bank deposits..............     4,985          4,199
  Federal funds sold..........................     2,880            -0-
  Securities available for sale, at market....   396,631        244,415
  Securities held to maturity, at cost, (market
   value $462,086 in 1997 and $457,189 in 1996)  460,063        459,746

  Loans....................................... 1,937,744      1,778,130
    Unearned income...........................   (16,841)       (30,795)
    Allowance for possible credit losses......   (19,766)       (19,324)
         Net loans............................ 1,901,137      1,728,011

  Property and equipment......................    32,578         32,590
  Other real estate owned.....................     1,788          1,647
  Other assets................................    69,144         44,624
         Total assets.........................$2,929,315     $2,584,638

Liabilities
  Deposits (All Domestic):
    Noninterest-bearing.......................$  150,426     $  200,473
    Interest-bearing.......................... 2,092,052      1,904,310
         Total deposits....................... 2,242,478      2,104,783

  Short-term borrowings.......................   193,918        150,330
  Other liabilities...........................    28,031         27,287
  Long-term debt..............................   193,054         40,880
         Total liabilities.................... 2,657,481      2,323,280

Shareholders' Equity
  Preferred stock, $1 par value per
    share, 3,000,000 shares authorized,
    none issued...............................       -0-            -0-
  Common stock, $1 par value per share,
    100,000,000 shares authorized, 22,436,628
    shares issued and 22,046,326 shares
    outstanding in 1997; 22,436,628 shares
    issued and 22,194,426 shares outstanding
    in 1996...................................    22,437         22,437
  Additional paid-in capital..................    76,171         76,664
  Retained earnings...........................   181,137        168,711
  Unrealized gain on securities available
    for sale, net of taxes....................     1,632          1,309
  Treasury stock (390,302 and 242,202 shares at
    December 31, 1997 and 1996, respectively
    at cost)..................................    (7,107)        (4,289)
  Unearned ESOP shares........................    (2,436)        (3,474)
         Total shareholders' equity...........   271,834        261,358
               Total liabilities and
                shareholders' equity..........$2,929,315     $2,584,638

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
(Dollar Amounts in Thousands, except per share data)

                                                      Years Ended December 31,

                                                1997             1996             1995
Interest Income
  Interest and fees on loans................  $155,676         $138,654         $128,582
  Interest and dividends on investments:
    Taxable interest........................    38,926           38,240           41,775
    Interest exempt from Federal
      income taxes..........................     3,766            3,530            2,785
    Dividends...............................     1,201            1,407            1,040
  Interest on Federal funds sold............        12               85            1,033
  Interest on bank deposits.................       230              413              486

      Total interest income.................   199,811          182,329          175,701

Interest Expense
  Interest on deposits.....................     91,486           80,712           73,821
  Interest on short-term borrowings........      7,548            6,549            8,013
  Interest on long-term debt...............      3,719            1,064              584

      Total interest expense...............    102,753           88,325           82,418

Net interest income........................     97,058           94,004           93,283
Provision for possible credit losses.......      6,929            4,501            4,125

Net interest income after provision for
  possible credit losses...................     90,129           89,503           89,158

Other Income
  Securities gains (losses)................      6,686            1,403             (603)
  Trust income.............................      2,698            2,192            2,173
  Service charges on deposits..............      5,721            5,772            5,601
  Other income.............................      4,738            4,374            3,233

      Total other income...................     19,843           13,741           10,404

Other Expenses
  Salaries and employee benefits...........     35,824           33,287           33,034
  Net occupancy expense....................      5,156            4,528            4,347
  Furniture and equipment expense..........      4,744            4,715            4,110
  FDIC expense.............................        322            1,062            2,373
  Other operating expenses.................     19,863           19,997           18,198

      Total other expenses.................     65,909           63,589           62,062

Income before income taxes.................     44,063           39,655           37,500
Applicable income taxes....................     13,529           12,072           11,974

Net Income.................................    $30,534          $27,583          $25,526

Average Shares Outstanding................. 21,878,945       21,954,111       22,005,427
Average Shares Outstanding Assuming
  Dilution................................. 21,965,833       21,989,963       22,051,185

Earnings per common share:
  Net income...............................      $1.40            $1.26            $1.16
Earnings per common share assuming dilution:
  Net income...............................      $1.39            $1.25            $1.16

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)

                                                                           Unrealized
                                                                           Gain (Loss)
                                                                               on
                                                     Additional            Securities    Unearned                  Total
                                            Common    Paid-in    Retained   Available      ESOP      Treasury  Shareholders'
                                             Stock    Capital    Earnings   For Sale      Shares      Stock        Equity
Balance at December 31, 1994...........     $22,437   $77,964    $146,814   $(16,802)    $(5,196)    $   (82)    $225,135
 Net income............................         -0-       -0-      25,526        -0-         -0-         -0-       25,526
 Cash dividends declared...............         -0-       -0-     (14,764)       -0-         -0-         -0-      (14,764)
 Change in market value of securities
  available for sale, net of tax effect         -0-       -0-         -0-     17,313         -0-         -0-       17,313
 Decrease in unearned ESOP shares......         -0-        24         -0-        -0-         651         -0-          675
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (342)        -0-        -0-         -0-         -0-         (342)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-      (1,583)      (1,583)
 Treasury stock reissued...............         -0-      (420)        -0-        -0-         -0-         736          316

Balance at December 31, 1995...........      22,437    77,226     157,576        511      (4,545)       (929)     252,276

 Net income............................         -0-       -0-      27,583        -0-         -0-         -0-       27,583
 Cash dividends declared...............         -0-       -0-     (16,448)       -0-         -0-         -0-      (16,448)
 Change in market value of securities
  available for sale, net of tax effect         -0-       -0-         -0-        798         -0-         -0-          798
 Decrease in unearned ESOP shares......         -0-       105         -0-        -0-       1,071         -0-        1,176
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (529)        -0-        -0-         -0-         -0-         (529)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-      (4,050)      (4,050)
 Treasury stock reissued...............         -0-      (138)        -0-        -0-         -0-         690          552

Balance at December 31, 1996...........      22,437    76,664     168,711      1,309      (3,474)     (4,289)     261,358

 Net income............................         -0-       -0-      30,534        -0-         -0-         -0-       30,534
 Cash dividends declared...............         -0-       -0-     (18,108)       -0-         -0-         -0-      (18,108)
 Change in market value of securities
  available for sale, net of tax
   effect..............................         -0-       -0-         -0-        323         -0-         -0-          323
 Decrease in unearned ESOP shares......         -0-       171         -0-        -0-       1,038         -0-        1,209
 Discount on dividend reinvestment
  plan purchases.......................         -0-      (630)        -0-        -0-         -0-         -0-         (630)
 Treasury stock acquired...............         -0-       -0-         -0-        -0-         -0-      (2,868)      (2,868)
 Treasury stock reissued...............         -0-       (34)        -0-        -0-         -0-          50           16

Balance at December 31, 1997...........     $22,437   $76,171    $181,137   $  1,632     $(2,436)    $(7,107)    $271,834

The accompanying notes are an integral part of these consolidated financial statements.

29

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

                                                                 Years Ended December 31,
                                                                1997             1996             1995
Operating Activities
  Net income............................................      $ 30,534         $ 27,583         $ 25,526
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for possible credit losses...............         6,929            4,501            4,125
     Depreciation and amortization......................         5,775            5,155            5,126
     Net losses (gains) on sales of assets..............        (6,989)          (2,030)             427
     Increase in cash surrender of bank owned life
       insurance........................................          (204)             -0-              -0-
     Increase in interest receivable....................        (7,915)          (1,448)            (765)
     Increase in interest payable.......................         2,641            2,523            3,349
     Increase (decrease) in income taxes payable........          (355)           2,021           (2,168)
     Change in deferred taxes...........................         1,515             (683)             863
     Other - net........................................         3,561           (4,082)             544

        Net cash provided by operating activities.......        35,492           33,540           37,027

Investing Activities
  Transactions with securities held to maturity:
     Sales..............................................           -0-              -0-              -0-
     Maturities and redemptions.........................       124,870           87,684           49,859
     Purchases of investment securities.................      (125,078)         (42,576)         (38,462)
  Transactions with securities available for sale:
     Sales..............................................        29,811           20,240           76,999
     Maturities and redemptions.........................        44,411           46,448           46,965
     Purchases of investment securities.................      (219,364)         (64,562)         (44,342)
  Proceeds from sales of loans and other assets.........        20,674           21,974           21,180
  Investment in bank owned life insurance...............       (25,000)             -0-              -0-
  Acquisition of affiliate and branch, net of cash
   received.............................................           -0-            7,836              -0-
 Changes net of acquisitions:
  Net decrease (increase) in time deposits with banks...          (786)           4,090            5,398
  Net increase in loans.................................      (200,767)        (285,160)        (132,610)
  Purchases of premises and equipment...................        (4,019)          (6,757)          (4,095)
    Net cash used by investing activities...............      (355,248)        (210,783)         (19,108)

Financing Activities
  Proceeds from issuance of long-term debt..............       204,842           33,000              -0-
  Repayments of long-term debt..........................       (51,630)          (8,509)          (1,684)
  Discount on dividend reinvestment plan purchases......          (630)            (529)            (342)
  Dividends paid........................................       (17,695)         (16,037)         (14,326)
  Net increase (decrease) in Federal funds purchased....        53,675           23,740          (34,940)
  Net increase (decrease) in other short-term borrowings       (10,087)          18,015          (45,993)
  Changes net of acquisitions:
    Acquisition of treasury stock.......................        (2,868)          (4,050)          (1,583)
    Reissuance of treasury stock........................            16              108              316
    Net increase in deposits............................       137,716          133,730           81,759

        Net cash provided (used) by financing activities       313,339          179,468          (16,793)

        Net increase (decrease) in cash and cash
          equivalents...................................        (6,417)           2,225            1,126

Cash and cash equivalents at January 1..................        69,406           67,181           66,055

Cash and cash equivalents at December 31................      $ 62,989         $ 69,406         $ 67,181

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995

NOTE 1--Statement of Accounting Policies

General

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation and its subsidiaries (the "Corporation") contained in this report.

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

Through its subsidiaries which include a commercial bank, nondepository trust company, and insurance agency, the Corporation provides a full range of loan, deposit, trust and insurance services primarily to individuals and small to middle-market businesses in eighteen counties in central and western Pennsylvania.

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

As part of the Corporation's long-term strategic plan, Reliable Savings Bank PaSA merged into First Commonwealth Bank during the third quarter of 1997. The merger of these wholly-owned subsidiaries was accounted for in a manner similar to a pooling of interests and accordingly the combined entity was recorded at historic cost.

Investments of 20 to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its component in their general-purpose financial statements. This statement requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods. Management is in the process of evaluating the impact of this statement on the financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997. Statement No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Management's preliminary determination is that, under current conditions, the Corporation will report one business segment.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995

NOTE 1--Statement of Accounting Policies (Continued)

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

Loans

Loans are carried at the principal amount outstanding. Unearned income on installment loans and leases is taken into income on a declining basis which results in an approximately level rate of return over the life of the loan or lease. Interest is accrued as earned on nondiscounted loans.

Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statement No. 114 "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118 "Accounting By Creditors for Impairment of a Loan-Income Recognition and Disclosures", ("FAS No. 118"). These statements address the accounting by creditors, such as banks, for the impairment of certain loans. The Corporation considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect principal or interest due according to the contractual terms of the loan. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Mortgage Servicing Rights

Effective January 1, 1996, the Corporation adopted the Financial Accounting Standards Board Statement No. 122 "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" (FAS No. 122). When a mortgage banking enterprise purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the Corporation must measure the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination. When the mortgage banking enterprise does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the Corporation must

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Mortgage Servicing Rights (Continued)

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

Bank-Owned Life Insurance

In November 1997, the Corporation purchased insurance on the lives of a certain group of employees. The policy accumulates asset values to meet future liabilities including the payment of employee benefits such as health care. The premium for such coverage was $25,000 and is shown in the Consolidated Statements of Cash Flows. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The policy was issued by the Hartford Life Insurance Company.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Accounting for the Impairment of Long-Lived Assets

The Corporation adopted the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS No. 121") effective January 1, 1996. This statement requires long-lived assets, such as premises and equipment and intangibles to be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying amount of an asset may not be recoverable, future discounted cash flows expected to result from the use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset a loss is recognized for the difference between the carrying value and fair market value of the asset.

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

Supplemental Disclosures
                                1997            1996            1995

Cash paid during the year for:

  Interest                      $100,128        $85,802         $ 79,069
  Income taxes                  $ 12,375        $10,604         $ 13,266

Noncash investing and financing activities:

ESOP borrowings               $    -0-        $   -0-         $    500
ESOP loan reductions          $  1,038        $ 1,071         $  1,151

Gross increase in Market
 Value adjustment to
 securities available
 for sale pursuant to FAS
 No. 115                      $    497        $ 1,228         $ 26,635

Net securities available
 for sale transferred to
 securities held to maturity  $    -0-        $   -0-         $145,723

Loans transferred to
 other real estate owned
 and repossessed assets       $  5,104        $  2,964        $  2,733

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Earnings Per Common Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings per Share" ("FAS No. 128") which is effective for financial statements issued after December 15, 1997; earlier adoption is not permitted. This statement replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS No. 128 also requires a reconciliation of the numerator and denominator of the basic earnings per share calculation to the numerator and denominator of the diluted earnings per share calculation. All periods presented have been restated to report earnings per share in conformity with the provisions of FAS No. 128. Adoption of this statement did not have a material impact on the disclosure of earnings per share in the financial statements.

Employee Stock Ownership Plan

In November 1993, the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position 93-6 ("SOP 93-6") "Employers' Accounting for Employee Stock Ownership Plans." This statement affects the accounting treatment of the Corporation's Employee Stock Ownership Plan ("ESOP") described in NOTE 15. The Corporation prospectively adopted SOP 93-6 for ESOP shares acquired after December 31, 1992 (new shares). As permitted by the Statement of Position the Corporation has elected not to adopt this statement for ESOP shares acquired on or before December 31, 1992 (old shares).

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

Dividends on both old and new unallocated ESOP shares are used for debt service and are reported as a reduction of debt and accrued interest payable. Dividends on allocated ESOP shares are charged to retained earnings and allocated to the plan participants' accounts. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Option Plan (Continued)

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

NOTE 2--Business Combinations

Effective April 1, 1996, the Corporation acquired all of the outstanding common stock of BSI Financial Services Inc. ("BSI"), headquartered in Titusville, PA for cash and stock consideration aggregating $1.2 million. BSI provides mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks as well as unaffiliated organizations. The acquisition was accounted for as a purchase transaction, whereby the identifiable tangible and intangible assets and liabilities of BSI were recorded at their fair values on the acquisition date. Under the purchase method of accounting, the results of operations of BSI from the date of acquisition are included in the Corporation's financial statements.

NOTE 3--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction
accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained
in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. The subsidiary bank maintained with the Federal Reserve Bank average balances of $11,341 during 1997 and $12,119 during 1996.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 1997 and 1996:

                                                      1997                                       1996

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities       $ 70,766   $  732      $ (26)    $ 71,472   $ 57,706   $   97      $ -0-    $ 57,803

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities    237,841    2,374       (102)     240,113    105,656      231        (81)    105,806

  Other                          64,517      339       (131)      64,725     45,627       17       (358)     45,286

Obligations of States and
  Political Subdivisions            387      -0-        -0-          387          2      -0-        -0-           2

Debt Securities Issued
 by Foreign Governments             460      -0-        -0-          460        710      -0-        -0-         710

Corporate Securities              1,301      -0-        (28)       1,273      1,984      -0-        (32)      1,952

Other Mortgage Backed
  Securities                        -0-      -0-        -0-          -0-        -0-      -0-        -0-         -0-
     Total Debt Securities      375,272    3,445       (287)     378,430    211,685      345       (471)    211,559

Equities                         18,629      -0-       (428)      18,201     30,394    2,906       (444)     32,856
     Total Securities
       Available for Sale      $393,901   $3,445      $(715)    $396,631   $242,079   $3,251      $(915)   $244,415

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from less than one year to 30 years and have an anticipated average life to maturity ranging from less than one year to 20 years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits. At December 31, 1997 and 1996, the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                      Approximate
                                        Amortized         Fair
                                          Cost           Value

Due within 1 year                       $ 43,003       $ 42,968
Due after 1 but within 5 years            68,861         69,579
Due after 5 but within 10 years           25,567         25,770
Due after 10 years                           -0-            -0-
                                         137,431        138,317
Mortgage backed securities               237,841        240,113
     Total debt securities              $375,272       $378,430

Proceeds from the sales of securities available for sale were $29,811, $20,240 and $76,999 during 1997, 1996 and 1995 respectively. Gross gains of $6,682, $1,624 and $136 and gross losses of $2, $239 and $739 were realized on those sales during 1997, 1996 and 1995 respectively.

Securities available for sale with a book value of $94,035 and $88,649 were pledged at December 31, 1997 and 1996, respectively to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 5--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31:

                                                      1997                                       1996

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

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities   $230,777    $  599     $(656)    $230,720   $285,576    $-0-     $(1,720)   $283,856

  Other                         139,938       792       (98)     140,632     87,906     -0-        (478)     87,428

Obligations of States and
  Political Subdivisions         86,833     1,436       (50)      88,219     79,429       9        (390)     79,048

Debt Securities Issued By
  Foreign Governments               360       -0-       -0-          360        113     -0-         -0-         113

Corporate Securities                -0-       -0-       -0-          -0-      1,490       4         -0-       1,494

Other Mortgage Backed
  Securities                      2,155         1       (1)        2,155      5,232      18         -0-       5,250
     Total Debt Securities     $460,063    $2,828    $(805)     $462,086   $459,746    $ 31     $(2,588)   $457,189

The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                      Approximate
                                        Amortized        Fair
                                          Cost           Value

Due within 1 year                       $ 51,562       $ 51,472
Due after 1 but within 5 years            46,783         47,127
Due after 5 but within 10 years           92,521         93,485
Due after 10 years                        36,265         37,127
                                         227,131        229,211
Mortgage backed securities               232,932        232,875
     Total debt securities              $460,063       $462,086

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 5--Securities Held to Maturity (Continued)

There were no sales of securities held to maturity in 1997, 1996 or 1995.

Securities held to maturity with a book value of $302,695 and $232,648 were pledged at December 31, 1997 and 1996, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 6--Loans (all domestic)

Loans at year end were divided among these general categories:


                                                December 31,
                                            1997           1996

Commercial, financial,
  agricultural and other                 $  290,298     $  252,798
Real estate loans:
     Construction and land
       development                           17,873         24,111
     1-4 Family dwellings                   854,894        752,562
     Other real estate loans                305,887        287,318
Loans to individuals for household,
  family and other personal
  expenditures                              417,547        425,012
Leases, net of unearned income               51,245         36,329
          Subtotal                        1,937,744      1,778,130
Unearned income                             (16,841)       (30,795)
          Total loans and leases         $1,920,903     $1,747,335

Most of the Corporation's business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 1997 and 1996, there were no significant concentrations of credit.

The Federal Home Loan Bank had a security interest in qualifying residential mortgage loans with an aggregate estimated fair value of $237,789 at December 31, 1997 and $45,862 at December 31, 1996 as
collateral for long-term debt by the Corporation's banking subsidiaries.

NOTE 7--Allowance for Possible Credit Losses

Description of changes:
                                        1997       1996       1995

Allowance at January 1                $19,324    $18,152    $17,337

Additions:
     Recoveries of previously
       charged off loans                  831        905        860
     Provision charged to operating
       expense                          6,929      4,501      4,125
Deductions:
     Loans charged off                  7,318      4,234      4,170
Allowance at December 31              $19,766    $19,324    $18,152

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 7--Allowance for Possible Credit Losses (Continued)

                                               1997         1996
Recorded investment in impaired loans
 at end of period                             $7,952       $8,186
Average balance of impaired loans for
 the year                                     $8,188       $6,123
Allowance for possible credit losses
 related to impaired loans                    $1,985       $1,639
Impaired loans with an allocation
 of the allowance for possible
 credit losses                                $4,284       $4,485
Impaired loans with no allocation
 of the allowance for possible
 credit losses                                $3,668       $3,701
Income recorded on impaired loans
 on a cash basis                              $  123       $  112

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

As of December 31, 1997 and 1996, the Corporation did not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the notional amount of those instruments at December 31, 1997 and 1996.
                                                1997         1996

Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit               $377,824     $305,744
   Standby letters of credit                  $ 23,775     $ 20,747
   Commercial letters of credit               $    -0-     $    483

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

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

NOTE 9--Premises and Equipment

Premises and equipment are described as follows:

                                  Estimated
                                 Useful Life        1997           1996

Land                             Indefinite       $ 4,437        $ 4,378
Buildings and improvements       5 - 50 Years      32,293         31,555
Leasehold improvements           5 - 39 Years       5,841          5,371
Furniture and equipment          3 - 25 Years      32,191         30,072
          Subtotal                                 74,762         71,376
Less accumulated depreciation
  and amortization                                 42,184         38,786

          Total premises and
            equipment                             $32,578        $32,590

Depreciation and amortization related to premises and equipment was $3,972 in 1997, $3,657 and $3,536 in 1996 and 1995, respectively.

NOTE 10--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

                                        1997         1996

NOW and Super NOW accounts           $   56,058   $  205,090
Savings and MMDA accounts               748,614      495,355
Time deposits                         1,287,380    1,203,865
   Total interest-bearing deposits   $2,092,052   $1,904,310

Interest-bearing deposits at December 31, 1997 include reallocations from demand deposits of $60,717 and reallocations from NOW and Super NOW accounts of $201,023 into Savings and MMDA accounts. These reallocations are based on a formula approved by the regulatory authorities and have been made to reduce the Corporation's reserve requirement.

Included in time deposits at December 31, 1997 and 1996, were certificates of deposit in denominations of $100 or more of $301,871 and $260,743 respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $16,107 in 1997, $11,040 in 1996, and $9,643 in 1995.

Included in time deposits at December 31, 1997, were certificates of deposit with the following scheduled maturities:

1998                                 $  601,439
1999                                    439,853
2000                                    100,417
2001                                     73,312
2002 and thereafter                      72,111
                                     $1,287,132

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 11--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

                                 1997                         1996
                      Ending   Average  Average    Ending   Average  Average
                      Balance  Balance    Rate     Balance  Balance    Rate
Federal funds
  purchased          $108,650 $ 60,892   5.66%    $ 54,975 $ 34,536   5.54%
Borrowings from
  FHLB                    -0-       69   5.73%         -0-    6,832   5.48%
Securities sold
  under agreements
  to repurchase        79,016   72,627   4.82%      79,023   73,766   4.91%
Treasury, tax and
  loan note option      6,252   11,399   5.22%      16,332   12,015   5.31%

          Total      $193,918 $144,987   5.21%    $150,330 $127,149   5.15%

Maximum total at
 any month-end       $193,918                     $188,232

At December 31, 1997 and 1996, the Corporation had approved but unused borrowing capacity with the FHLB of $165,308 and $173,217, respectively.

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

                                            1997    1996    1995
Federal funds purchased                    $3,446  $1,915  $2,259
Borrowings from FHLB                            4     374   1,583
Securities sold under agreements to
  repurchase                                3,502   3,622   3,653
Treasury, tax and loan note option            596     638     518
          Total interest on
            short-term borrowings          $7,548  $6,549  $8,013

NOTE 12--Long-term Debt

Long-term debt at December 31, follows:

                                                      1997                      1996

                                              Amount         Rate       Amount         Rate
Bank subordinated notes due September, 1997 $    -0-                   $   716        8.38%
ESOP loan due March, 2004                      2,436    Libor +1%        3,474    Libor +1%
Borrowings from FHLB due:
   March, 1998                                    43        7.22%          165        7.22%
   March, 1998                                 8,000        7.22%        8,000        7.22%
   March, 1998                                10,000        5.99%          -0-
   May, 1998                                     733        5.94%          -0-
   August, 1998                                  188        6.43%          425        6.43%
   December, 2001                                -0-                    25,000        4.92%
   August, 2002                               25,000        5.36%          -0-
   November, 2002                             50,000        5.82%          -0-
   November, 2002                             25,000        5.33%          -0-
   December, 2002                             50,000        5.71%          -0-
   March, 2007                                 1,204        6.51%          -0-
   July, 2007                                  3,903        6.29%          -0-
   August, 2007                                1,719        6.57%          -0-
   January, 2009                               2,775        6.27%        3,100        6.18%
   July, 2017                                  4,007        6.52%          -0-
   December, 2017                              7,659        6.17%          -0-
Mortgage loan due July, 2012                     188        2.00%          -0-
Mortgage loan due January, 2013                  199        4.50%          -0-
                                            $193,054                   $40,880

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands, except per share data)

NOTE 12--Long-Term Debt (Continued)

Scheduled loan payments are summarized below:

                 1998     1999    2000    2001     2002    Thereafter

Loan payments   $20,707  $1,816  $1,890  $1,685  $151,677    $15,279

NOTE 13--Common Share Commitments

At December 31, 1997, the Corporation had 100,000,000 common shares authorized and 22,046,326 shares outstanding. Outstanding shares were reduced by 390,302 shares of treasury stock at December 31, 1997 and 242,202 shares at December 31, 1996. The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 15. The dilutive effect of stock options outstanding on average shares outstanding in the diluted earning per share reported on the income statement in accordance with FAS No. 128 were 86,888, 35,852 and 45,758 shares at December 31, 1997, 1996 and 1995 respectively.

During 1997 and 1996, 150,900 and 217,294 shares of treasury stock were acquired at an average price per share of $19.01 and $18.64 respectively, for the purpose of funding stock options upon exercise. Treasury shares consisting of 2,800 and 16,694 were reissued during 1997 and 1996 upon exercise of various stock option plans assumed by the Corporation in the merger transactions with Reliable and United. In addition 23,400 treasury shares were reissued during 1996 to fund the BSI acquisition.

NOTE 14--Income Taxes

The income tax provision consists of:
                                       1997      1996      1995

Current tax provision for income
  exclusive of securities
  transactions:
    Federal                           $12,466   $12,129   $11,309
    State                                 238       135        15
Securities transactions                 2,340       491      (213)
       Total current tax
              provision                15,044    12,755    11,111

Deferred tax provision (benefit)       (1,515)     (683)      863
       Total tax provision            $13,529   $12,072   $11,974

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 14--Income Taxes (Continued)

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 1997 and 1996, were as follows:
                                        1997         1996

Deferred tax assets:
  Allowance for possible credit
    losses                             $ 6,692     $ 6,136
  Alternative minimum tax
    carry forward                          -0-         116
  Other                                    316         290

Deferred tax liabilities:
  Accumulated accretion
    of bond discount                      (534)       (440)
  Unrealized gain on securities
    available for sale                    (879)       (705)
  Lease financing deduction             (5,704)     (3,837)
  Loan origination fees and costs         (923)       (756)
  Accumulated depreciation                (240)       (238)
  Basis difference in assets acquired   (1,356)     (1,561)
  Other                                   (223)       (167)

Net deferred tax liability             $(2,851)    $(1,162)

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes. The differences are as follows:

                                  1997            1996            1995

                                  % of            % of            % of
                                  Pretax          Pretax          Pretax
                          Amount  Income  Amount  Income  Amount  Income
Tax at statutory rate     $15,422  35.0   $13,879  35.0   $13,125  35.0
Increase (decrease)
  resulting from:
    Effect of
       nontaxable
       interest            (2,157) (4.9)   (1,924) (4.9)   (1,408) (3.8)
    State income taxes        238   0.5       135   0.3        13   0.0
    Other                      26   0.1       (18)  0.0       244   0.7
        Total tax
          provision       $13,529  30.7   $12,072  30.4   $11,974  31.9

45

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 15--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP"). Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired 36,880 shares of the Corporation's common stock in 1995, at a corresponding cost of $500, which the Corporation borrowed and concurrently loaned these amounts to the ESOP. These amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt and the offset as a reduction of the common shareholders' equity. Compensation costs related to the plan were $1,032 in 1997, $1,224 in 1996 and $1,908 in 1995. (See NOTE 16).

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 5% of compensation to the plan which is matched by the employer's contribution equal to 80% of the employee's contribution. Prior to January 1, 1996, the employer's matching contribution was 60% of the employee's contribution. The 401(k) plan expense was $1,715 in 1997, $1,638 in 1996 and $1,294 in 1995.

NOTE 16--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms. The combined balances of the ESOP related loans were $2,436 at December 31, 1997 and $3,474 at December 31, 1996.

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

                                                       Old       New
                                            Total     Shares    Shares

Shares in suspense December 31, 1995       329,068    194,459   134,609
Shares allocated during 1996               (82,980)   (49,036)  (33,944)
Shares in suspense December 31, 1996       246,088    145,423   100,665
Shares allocated during 1997               (74,837)   (44,224)  (30,613)
Shares in suspense December 31, 1997       171,251    101,199    70,052

The fair market value of the new shares remaining in suspense was approximately $2,456 and $1,875 at December 31, 1997 and 1996 respectively.

Interest on ESOP loans was $211 in 1997, $313 in 1996 and $434 in 1995. During 1997, 1996 and 1995 dividends on unallocated shares in the amount of $213, $256 and $285 respectively were used for debt service while all dividends on allocated shares were allocated to the participants.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands,except share data)

NOTE 17--Stock Option Plan

At December 31, 1997, the Corporation had a stock-based compensation plan, which is described below. The plan permits the executive compensation committee to grant options for up to one million shares of the Corporation's common stock through October 15, 2005. Although the vesting requirements and term of future options granted are at the discretion of the executive compensation committee, all options granted during 1996 require a three year vesting period and expire ten years from the grant date and all options granted during 1997 become vested at December 31, 1997 and expire ten years from the grant date. The Corporation has elected, as permitted by FAS No. 123, to apply APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options outstanding. Had compensation cost for the Corporation's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                       1997                          1996

                              As Reported  Pro Forma        As Reported  Pro Forma
Net Income                      $30,534     $24,592           $27,583     $27,548
Basic earnings per share        $  1.40     $  1.12           $  1.26     $  1.25
Diluted earnings per share      $  1.39     $  1.12           $  1.25     $  1.25

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:
                                1997                     1996

Dividend yield              2.5% per annum           3.0% per annum
Expected volatility        28.0%                    10.0%
Risk-free interest rate     5.6%                     6.7%
Expected option life        5.7 years                9.3 years

Under the Corporation's 1995 Stock Option Plan, the Corporation may grant options to its executives for up to one million shares of common stock. The Corporation also assumed the Stock Options of United National Bank Corporation ("Unitas") and Reliable Financial Corporation ("RFC") upon the merger of these financial institutions into the Corporation in 1994.
Options for 45,508 shares of the Corporation's common stock assumed from mergers were unexercised at December 31, 1997.

A summary of the status of the Corporation's outstanding stock options as of December 31, 1997 and 1996 and changes for the years ending on those dates is presented below:

                                         1997                                       1996

                                               Weighted-Average Exercise                  Weighted-Average Exercise
                                    Shares          Price Per Share            Shares          Price Per Share
Outstanding at beginning of year    233,308             $16.10                 58,134              $ 6.47
Granted                             312,280             $18.50                195,048              $18.375
Exercised                            (2,800)            $ 6.44                 (9,140)             $ 6.44
Forfeited                           (16,514)            $18.44                (10,734)             $13.38
Outstanding at end of year          526,274             $17.49                233,308              $16.10

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 17--Stock Option Plans (Continued)

At December 31, 1996, 44,374 stock options were exercisable with a weighted-average exercise price of $6.47.

The following table summarizes information about the stock options outstanding at December 31, 1997.

                                      Options Outstanding                             Options Exercisable

                                      Weighted-Average
    Range of     Number Outstanding  Remaining Contract   Weighted-Average  Number Exercisable  Weighted-Average
 Exercise Prices    at 12/31/97             Life          Exercise Price       at 12/31/97      Exercise Price

   $5.00-5.99           26,874               3.8               $ 5.46               26,874            $ 5.53
   $6.00-8.99           18,634               5.2               $ 7.78               18,634            $ 8.07
 $18.375-18.50         480,766               9.0               $18.46              299,511            $18.50
                       526,274                                                     345,019            $16.93

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

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 1997.

Balances December 31, 1996              $11,113
Advances                                  8,130
Repayments                              (11,376)
Other                                    (2,076)
Balances December 31, 1997              $ 5,791

"Other" primarily reflects the change in those classified as a "related party" as a result of mergers, resignations and retirements.

NOTE 20--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators. At December 31, 1997, dividends from subsidiary banks were restricted not to exceed $43,499. These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 20--Regulatory Restrictions and Capital Adequacy (Continued)

The Corporation is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 1997, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized First Commonwealth Bank as well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized, First Commonwealth Bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                     To Be Well Capitalized
                                                                                     Under Prompt Corrective
                                                  Actual        Regulatory Minimum      Action Provisions
                                              Amount   Ratio      Amount    Ratio      Amount      Ratio
As of December 31, 1997

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $279,184  15.1%     $147,913    8.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $252,457  13.8%     $146,276    8.0%     $182,845     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $259,418  14.0%     $ 73,957    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $232,691  12.7%     $ 73,138    4.0%     $109,707      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial Corporation   $259,418   9.2%     $112,669    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $232,691   8.3%     $111,772    4.0%     $139,715      5.0%

As of December 31, 1996

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $266,999  15.3%     $139,303    8.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $225,903  13.7%     $131,642    8.0%     $164,553     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $247,531  14.2%     $ 69,651    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $207,437  12.6%     $ 65,821    4.0%     $ 98,732      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial Corporation   $247,531   9.7%     $102,061    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $207,437   8.7%     $ 95,067    4.0%     $118,833      5.0%
</TABLE

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial
Corporation (parent company only)

Balance Sheets

                                                 December 31,
                                              1997         1996

Assets
Cash                                        $  7,725     $  5,762
Securities available for sale                  3,502        2,148
Loans to affiliated parties                      469          517
Investment in subsidiaries                   254,182      250,023
Investment in jointly-owned company            2,622        2,214
Premises and equipment                         4,507        4,050
Dividends receivable from subsidiaries         4,924        3,571
Receivable from related parties                  810          922
Other assets                                   1,634        1,561

     Total assets                           $280,375     $270,768

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities      $  1,254     $  1,496
Dividends payable                              4,851        4,440
Loans payable                                  2,436        3,474
Shareholders' equity                         271,834      261,358
     Total liabilities and
      shareholders' equity                  $280,375     $270,768

Statements of Income
                                      Years Ended December 31,

                                     1997       1996       1995

Interest and dividends             $    94    $   129    $   160
Dividends from subsidiaries         29,739     23,873     30,260
Net securities gains (losses)          382       (169)       -0-
Other revenue                           16         92          2
Operating expenses                  (8,427)    (8,513)    (8,940)

Income before taxes and equity
  in undistributed earnings of
  subsidiaries                      21,804     15,412     21,482
Applicable income tax benefits       2,593      2,788      2,782
Income before equity in
  undistributed earnings of
  subsidiaries                      24,397     18,200     24,264
Equity in undistributed
  earnings of subsidiaries           6,137      9,383      1,262

    Net income                     $30,534    $27,583    $25,526

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial
Corporation (parent company only) (Continued)

Statements of Cash Flows

                                        Years Ended December 31,

                                        1997       1996       1995

Operating Activities
  Net income                          $ 30,534   $ 27,583   $ 25,526
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization      1,522      1,198      1,223
      Net (gains) losses on sale of
      assets                              (381)       167          2
      Decrease (Increase) in prepaid
        income taxes                       229         69       (156)
      Undistributed equity in
        subsidiaries                    (6,137)    (9,383)    (1,262)
      Other - net                         (400)    (1,031)       210

       Net cash provided by
         operating activities           25,367     18,603     25,543

Investing Activities
  Transactions with securities
    available for sale:
      Purchases of investment
        securities                      (6,689)      (317)    (2,133)
      Sales of investment
        securities                       5,419      3,331        -0-
  Net change in loans to
    affiliated parties                      48       (236)      (281)
  Purchases of premises and
    equipment                           (1,005)    (1,714)      (931)
  Acquisition of and additional
    investment in subsidiary,
    net of cash received                   -0-     (1,913)       -0-
       Net cash used by
         investing activities           (2,227)      (849)    (3,345)

Financing Activities
  Repayment of long-term debt              -0-        -0-     (1,500)
  Discount on dividend reinvestment
    plan purchases                        (630)      (529)      (342)
  Treasury stock acquired               (2,868)    (4,050)    (1,583)
  Treasury stock reissued                   16        108        316
  Cash dividends paid                  (17,695)   (16,037)   (14,326)
     Net cash used by
         financing activities          (21,177)   (20,508)   (17,435)

Net increase (decrease) in cash          1,963     (2,754)     4,763
Cash at beginning of year                5,762      8,516      3,753

Cash at end of year                   $  7,725   $  5,762   $  8,516

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial
Corporation (parent company only) (Continued)

Supplemental schedule of noncash investing and financing activities

The Corporation borrowed $500 in 1995 and concurrently loaned this amount to the ESOP on identical terms. The loan was recorded as long-term debt and the offset was recorded as a reduction of the common shareholders' equity.
Loan payments in the amount of $1,038 in 1997, $1,176 in 1996 and $1,151 in 1995 were made by the ESOP thereby reducing the outstanding amount related to unearned ESOP shares to $2,436 at December 31, 1997.

NOTE 22--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 1997 and 1996, as required by Statement of Financial Accounting Standards No. 107 ("FAS No.
107"). Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.
It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

Securities: Fair values for securities held to maturity and securities available for sale are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of nonmarketable equity securities, such as Federal Home Loan Bank stock, is considered a reasonable estimate of fair value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995
(Dollar Amounts in Thousands)

NOTE 22--Fair Values of Financial Instruments (Continued)

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1997 and 1996.

                                            1997                 1996
                                              Estimated            Estimated
                                     Carrying   Fair      Carrying   Fair
                                      Amount    Value      Amount    Value

Financial assets
  Cash and due from banks          $   60,109 $  60,109 $   69,406 $  69,406
  Interest-bearing deposits with
    banks                               4,985     4,985      4,199     4,199
  Federal funds sold                    2,880     2,880        -0-       -0-
  Securities available for sale       396,631   396,631    244,415   244,415
  Investments held to maturity        460,063   462,086    459,746   457,189
  Loans, net of allowance           1,901,137 1,952,672  1,728,011 1,766,390

Financial liabilities
  Deposits                          2,242,478 2,254,035  2,104,783 2,114,561
  Short-term borrowings               193,918   193,918    150,330   150,330
  Long-term debt                      193,056   189,134     40,880    39,022


FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of First Commonwealth Financial Corporation


We have audited the accompanying consolidated balance sheet of First
Commonwealth Financial Corporation and subsidiaries (the Corporation) as of
December 31, 1997, and the related consolidated statement of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management.
Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Corporation for the years ended December 31, 1996 and 1995, were audited by other auditors whose report, dated January 17, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial position of First Commonwealth
Financial Corporation at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




/S/DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
January 30, 1998

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Commonwealth Financial Corporation


We have audited the accompanying consolidated balance sheet of First
Commonwealth Financial Corporation and Subsidiaries as of December 31, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996.
These consolidated financial statements are the responsibility of First
Commonwealth Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Financial Corporation and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.


                                                      /S/Grant Thornton, LLP


Philadelphia, Pennsylvania
January 17, 1997

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended
December 31, 1997 and 1996 are as follows:

                                                                  1997

                                                First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter     Quarter
Interest income..............................  $47,746     $48,996     $50,993     $52,076
Interest expense.............................   23,656      24,838      26,505      27,754

     Net interest income.....................   24,090      24,158      24,488      24,322
Provision for possible credit losses.........    1,241       1,390       1,791       2,507

Net interest income after provision for
  possible credit losses.....................   22,849      22,768      22,697      21,815

Securities gains.............................    1,758       1,039       3,193         696
Other operating income.......................    2,993       3,313       3,341       3,510
Other operating expenses.....................   16,506      16,639      16,531      16,233

     Income before income taxes..............   11,094      10,481      12,700       9,788
Applicable income taxes......................    3,419       3,277       3,989       2,844

     Net income..............................  $ 7,675     $ 7,204     $ 8,711     $ 6,944

Basic earnings per share.....................  $  0.35     $  0.33     $  0.40     $  0.32
Diluted earnings per share...................  $  0.35     $  0.33     $  0.40     $  0.32

Average shares outstanding..................21,946,450  21,875,647  21,840,434  21,854,681
Average shares outstanding assuming
   dilution.................................21,977,681  21,932,510  21,928,117  22,024,918

                                                                  1996

                                                First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter     Quarter
Interest income..............................  $44,270     $44,694     $45,550     $47,815
Interest expense.............................   20,845      21,281      22,653      23,546

     Net interest income.....................   23,425      23,413      22,897      24,269
Provision for possible credit losses.........      900       1,050       1,200       1,351

Net interest income after provision for
  possible credit losses.....................   22,525      22,363      21,697      22,918

Securities gains (losses)....................        8         (57)          1       1,451
Other operating income.......................    2,933       2,992       3,267       3,146
Other operating expenses.....................   14,993      15,428      16,734      16,434

     Income before income taxes..............   10,473       9,870       8,231      11,081
Applicable income taxes......................    3,360       2,982       2,369       3,361

     Net income..............................  $ 7,113     $ 6,888     $ 5,862     $ 7,720

Basic earnings per share.....................  $  0.32     $  0.31     $  0.27     $  0.35

Diluted earnings per share...................  $  0.32     $  0.31     $  0.27     $  0.35

Average shares outstanding..................22,004,857  21,925,789  21,947,468  21,943,790
Average shares outstanding assuming
   dilution.................................22,044,810  21,965,930  21,979,507  21,975,157

57

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE
         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 27, 1998 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name                      Age      Positions Held During the Past Five Years

E. James Trimarchi        75       Chairman of the Board of the Corporation,
                                   Chairman of the Board of FCTC, CSC, and
                                   FCB; Director of CTCLIC, FCIA and New
                                   Mexico Banquest Investors Corp.; Former
                                   President and Chief Executive Officer of the Corporation

Joseph E. O'Dell          52       President, Chief Executive Officer and
                                   director of the Corporation; Director of FCB, FCTC, BSI and FCIA; Vice Chairman of the Board of CSC; Former Senior Executive
                                   Vice President and Chief Operating
                                   Officer of the Corporation; former
                                   President and Chief Executive Officer of
                                   FCB

Gerard M. Thomchick       42       Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   Director of CTCLIC; Director of FCB,
                                   FCTC, BSI and FCIA

David R. Tomb, Jr.        66       Senior Vice President, Secretary,
                                   Treasurer and Director of the
                                   Corporation; Secretary and Cashier of
                                   FCB; Secretary of FCIA, FCTC and CSC;
                                   Director of FCB, CSC, FCTC, BSI, FCIA and
                                   CTCLIC

John J. Dolan             41       Senior Vice President and Chief
                                   Financial Officer of the Corporation;
                                   Chief Financial Officer of FCB; Chief
                                   Financial Officer, Comptroller of
                                   CTCLIC;, Treasurer and Assistant
                                   Secretary of FCTC; Comptroller and Chief
                                   Financial Officer of BSI; Treasurer of
                                   FCIA

William R. Jarrett        63       Senior Vice President of the Corporation,
                                   Former managing partner of Jarrett Stokes
                                   & Co. Certified Public Accountants, until his employment by the Corporation on April 15, 1994.

R. John Previte           48       Senior Vice President, Investments of the
                                   Corporation

Rosemary Krolick          44       Senior Vice President and Chief
                                   Information Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   director of CSC

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

ITEM 11 - MANAGEMENT RENUMERATION
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 27, 1998 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 27, 1998 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 27, 1998 is incorporated herein by reference in response to this item.

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

              10.2     Employment Contract        Exhibit 10.3 to Form S-4
                       Robert F. Koslow           filed October 15, 1993

              10.3     Employment Contract        Exhibit 10.4 to Form S-4
                       Robert C. Williams         filed June 17, 1994

              10.4     Change in Control          Exhibit 10.4 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Joseph E. O'Dell

              10.5     Change in Control          Exhibit 10.5 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Gerard M. Thomchick

              10.6     Change in Control          Exhibit 10.6 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 30, 1995, entered
                       into between First Commonwealth
                       Financial Corporation and
                       John J. Dolan, together with a
                       schedule listing substantially
                       identical Change in Control
                       Agreements with the following
                       individuals: George E. Dash,
                       William R. Jarrett, R. John Previte,
                       David L. Dawson, Johnston A. Glass,
                       Rosemary Krolick, William Miksich,
                       Domenic P. Rocco, Timothy P. Sissler,
                       Robert C. Wagner and C. Dean Wingard.

              21.1     Subsidiaries of the
                       Registrant

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

PART IV (Continued)

              23.1     Consent of Deloitte & Touche LLP
                       Certified Public Accountant

              23.2     Consent of Grant Thornton LLP
                       Certified Public Accountants

              24.1     Power of Attorney

              27.1     Financial Data Schedule

  (B)     Report on Form 8-K
          None

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 24th day of March 1998.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)




                     /S/JOSEPH E. O'DELL
                     Joseph E. O'Dell, President and Chief Executive Officer

62