Form 10-Q
period 1998-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1998-05-15
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998


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


                             724-349-7220
         (Registrant's telephone number, including area code)


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of May 12, 1998 was 22,096,719.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK . . . . . . . . . . . . . . . . . . . . . . . . 22


                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 23

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                March 31,     December 31,
                                                  1998            1997

ASSETS
     Cash and due from banks on demand....    $   73,605       $   60,109
     Interest-bearing deposits with banks.         6,370            4,985
     Federal funds sold ..................           -0-            2 880
     Securities available for sale, at
      market..............................       586,472          396,631

     Securities held to maturity, at cost,
       (market value $452,126 in 1998 and
       $462,086 in 1997)..................       449,992          460,063

     Loans................................     1,983,394        1,937,744
       Unearned income....................       (13,797)         (16,841)
       Allowance for possible credit losses      (20,140)         (19,766)
          Net loans.......................     1,949,457        1,901,137

     Property and equipment...............        33,225           32,578
     Other real estate owned..............         1,914            1,788
     Other assets.........................        72,441           69,144

          TOTAL ASSETS....................    $3,173,476       $2,929,315


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  150,170       $  150,426
       Interest-bearing...................     2,100,093        2,092,052
          Total deposits..................     2,250,263        2,242,478

     Short-term borrowings................       243,461          193,918
     Other liabilities....................        30,512           28,031
     Long-term debt.......................       374,404          193,054

          Total liabilities...............     2,898,640        2,657,481

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,095,035
       and 22,046,326 shares outstanding in
       1998 and 1997 respectively.........        22,437           22,437
     Additional paid-in capital...........        75,854           76,171
     Retained earnings....................       184,093          181,137
     Accumulated other comprehensive income          965            1,632
     Treasury stock (341,593 shares at
       March 31, 1998 and 390,302 at
       December 31, 1997, at cost)........        (6,220)          (7,107)
     Unearned ESOP shares.................        (2,293)          (2,436)

       Total shareholders' equity.........       274,836          271,834

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $3,173,476       $2,929,315



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                                      For the 3 Months
                                                      Ended March 31,
                                                   1998              1997

Interest Income
  Interest and fees on loans........              $40,252           $37,518
  Interest and dividends on investments:
    Taxable interest................               13,171             8,890
    Interest exempt from Federal
     income taxes...................                1,116               898
    Dividends.......................                  326               350
  Interest on Federal funds sold....                    2                 3
  Interest on bank deposits.........                   29                87
     Total Interest Income..........               54,896            47,746

Interest Expense
  Interest on deposits..............               23,147            21,399
  Interest on short-term borrowings.                2,771             1,602
  Interest on long-term debt........                3,924               655
     Total Interest Expense.........               29,842            23,656

Net interest income.................               25,054            24,090
  Provision for possible credit losses              1,800             1,241

Net interest income after provision
  for possible credit losses........               23,254            22,849

Other Income
  Net securities gains..............                  982             1,758
  Trust income......................                  798               691
  Service charges on deposit accounts               1,309             1,397
  Other income......................                1,471               905
     Total Other Income.............                4,560             4,751

Other Expenses
  Salaries and employee benefits....                9,548             9,291
  Net occupancy expense.............                1,313             1,295
  Furniture and equipment expense...                1,117             1,224
  FDIC expense......................                   74                66
  Other operating expenses..........                4,886             4,630
     Total Other Expenses...........               16,938            16,506

Income before taxes.................               10,876            11,094
  Applicable income taxes...........                3,058             3,419
Net Income..........................              $ 7,818           $ 7,675

Average Shares Outstanding..........           21,916,103        21,946,450
Average Shares Outstanding Assuming
 Dilution...........................           22,123,773        21,977,681

Per Share Data:

Basic earnings per share............                $0.36             $0.35
Diluted earnings per share..........                $0.35             $0.35
Cash dividends per share............                $0.22             $0.20

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                              Accumulated
                                          Additional             Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury    ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock     Shares      Equity

Balance at December 31, 1996....  $22,437  $76,664   $168,711    $1,309     $(4,289)  $(3,474)    $261,358

 Comprehensive income
  Net income....................      -0-      -0-      7,675       -0-         -0-       -0-        7,675
  Other comprehensive income, net
   of tax:  Unrealized gains
   (losses) on securities:
     Unrealized holding gains
     (losses) arising during the
     period.......................    -0-      -0-        -0-       741         -0-       -0-          741
     Less: reclassification adjust-
     ment for gains included in net
     income.......................    -0-      -0-        -0-    (1,143)        -0-       -0-       (1,143)

    Total other comprehensive
     income.......................    -0-      -0-        -0-      (402)        -0-       -0-         (402)

  Total comprehensive income....      -0-      -0-      7,675      (402)        -0-       -0-        7,273

  Cash dividends declared.......      -0-      -0-     (4,438)      -0-         -0-       -0-       (4,438)

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         -0-       268          268

  Discount on dividend reinvestment
    plan purchases..............      -0-     (149)       -0-       -0-         -0-       -0-         (149)

  Treasury stock acquired.......      -0-      -0-        -0-       -0-        (182)      -0-         (182)

Balance at March 31, 1997.......  $22,437  $76,515   $171,948    $  907     $(4,471)  $(3,206)    $264,130


Balance at December 31, 1997....  $22,437  $76,171   $181,137    $1,632     $(7,107)  $(2,436)    $271,834

 Comprehensive income
  Net income....................      -0-      -0-      7,818       -0-         -0-       -0-        7,818
  Other comprehensive income, net
   of tax:  Unrealized gains
   (losses) on securities:
     Unrealized holding gains
     (losses) arising during the
     period.....................      -0-      -0-        -0-       (45)        -0-       -0-          (45)
     Less: reclassification adjust-
     ment for gains included in net
     income.....................      -0-      -0-        -0-      (622)        -0-       -0-         (622)

    Total other comprehensive
     income.....................      -0-      -0-        -0-      (667)        -0-       -0-         (667)

  Total comprehensive income....      -0-      -0-      7,818      (667)        -0-       -0-        7,151

  Cash dividends declared.......      -0-      -0-     (4,862)      -0-         -0-       -0-       (4,862)

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         -0-       143          143

  Discount on dividend reinvestment
    plan purchases..............      -0-     (262)       -0-       -0-         -0-       -0-         (262)

  Treasury stock reissued.......      -0-      (55)       -0-       -0-         887       -0-          832

Balance at March 31, 1998.......  $22,437  $75,854   $184,093    $  965     $(6,220)  $(2,293)    $274,836

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 3 Months
                                                          Ended March 31,
                                                         1998         1997

Operating Activities
  Net income.......................................    $ 7,818      $ 7,675
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      1,800        1,241
     Depreciation and amortization.................      1,410        1,365
     Net gains on sales of assets..................     (1,004)      (1,779)
     Increase in cash surrender value of bank owned
      life insurance...............................       (323)         -0-
     Increase in interest receivable...............     (1,302)      (1,727)
     Increase in interest payable..................        165           18
     Increase in income taxes payable..............      2,832        2,381
     Change in deferred taxes......................        130          755
     Other-net.....................................     (2,373)      (2,835)

       Net cash provided by operating activities...      9,153        7,094

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from Maturities and redemptions......     33,223       12,436
     Purchases.....................................    (23,090)     (17,206)
  Transactions with securities available for sale:
     Proceeds from Sales...........................     48,638        7,792
     Proceeds from Maturities and redemptions......     26,754        8,681
     Purchases.....................................   (265,340)     (11,368)
  Proceeds from sales of loans and other assets....      5,685        3,282
 Changes net of acquisitions:
  Net decrease in time deposits with banks.........     (1,385)      (4,433)
  Net increase in loans............................    (55,967)     (29,873)
  Purchases of premises and equipment..............     (1,596)      (1,100)
    Net cash used by investing activities..........   (233,078)     (31,789)

Financing Activities
  Repayments of long-term debt.....................    (18,507)     (25,288)
  Proceeds from issuance of long-term debt.........    200,000       36,265
  Discount on dividend reinvestment plan purchases.       (262)        (148)
  Dividends paid...................................     (4,850)      (4,439)
  Net increase (decrease) in Federal funds
   purchased.......................................     64,600      (26,075)
  Net increase (decrease) in other short-term
   borrowings......................................    (15,057)      10,552
 Changes net of acquisitions:
  Net increase in deposits.........................      7,785       34,477
  Purchase of treasury stock.......................        -0-         (182)
  Proceeds from sale of treasury stock.............        832          -0-

       Net cash provided by financing activities...    234,541       25,162

        Net increase in cash and cash equivalents..     10,616          467

Cash and cash equivalents at January 1.............     62,989       69,406

Cash and cash equivalents at March 31..............    $73,605      $69,873

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and 1997, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1998 and 1997. The results of the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1998       1997
Cash paid during the first three
months of the year for:

  Interest                               $29,677    $23,638
  Income Taxes                           $   -0-    $   250

Noncash investing and financing
activities:
  ESOP loan reductions                   $   143    $   268
  Gross decrease in market value
    adjustment to securities
    available for sale pursuant
    to FAS No. 115                       $(1,027)   $  (618)
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 1,098    $ 1,530

NOTE 3   New Accounting Pronouncements

Effective January 1, 1998, the Corporation adopted the Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" ("FAS No. 130"). Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners." Comprehensive income includes net income and other nonowner changes in equity which qualify as components of comprehensive income but bypass a statement of income and are reported in a separate component of equity in a balance sheet. FAS No. 130 does not change the calculation of net income or earnings per share but requires companies to provide additional disclosures for comprehensive income, as defined and its components in financial statements for fiscal years beginning after December 15, 1997, including interim

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998
                           (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

periods.  The Corporation has elected, as permitted under FAS
No. 130, to report comprehensive income in the Statement of Changes in Shareholders Equity and as required has reclassified comparative financial statements for comprehensive income. For all periods presented "other comprehensive income" (comprehensive income excluding net income) includes only one component, which is the change in unrealized holding gains and losses on available for sale securities.

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholder's Equity:

                                                  March 31, 1998                 March 31, 1997
                                                       Tax       Net of               Tax       Net of
                                           Pre-tax   (Expense)    Tax     Pre-tax   (Expense)    Tax
                                           Amount     Benefit    Amount   Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                   ($70)      $25      ($45)   $1,140     ($399)       $741
 Less: reclassification adjustment for
  gains realized in net income                (957)      335      (622)   (1,758)      615      (1,143)
 Net unrealized gains                       (1,027)      360      (667)     (618)      216        (402)
Other comprehensive income                 ($1,027)     $360     $(667)    ($618)     $216       ($402)

The adoption of FAS No. 130 did not have a material impact on the Corporation's financial condition or results of operations.

In June 1997, The Financial Accounting Standards Board ("FASB") issued Statement No 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131") which is effective for financial statements for periods beginning after December 15, 1997. FAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The disclosures of FAS No. 131 are not required for interim periods in the initial year of application. Management's determination is that, under current conditions, the Corporation will report one business segment.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 1998 as Compared to the First Three Months of 1997

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation (the "Corporation") including its subsidiaries. In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events of circumstances that arise after the date hereof.

Net income in the three months of 1998 was $7.8 million reflecting an increase of $143 thousand over 1997 results of $7.7 million. Net income excluding the impact of securities transactions reflected an increase of $647 thousand or 9.9% when comparing the three months of 1998 to the same period of 1997. Changes in net interest income increased earnings by $0.05 per share during 1998 while the impact of net securities transactions decreased earnings per share $0.04 in 1998. Return on average assets was 1.05% and return on average equity was 11.44% during the 1998 period, compared to 1.21% and 11.72%, respectively during the same period of 1997.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $25.1 million for the three months of 1998 compared to $24.1 million for the same period of 1997. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1998 period was 3.68%, reflecting a decrease of 42 basis points (0.42%) from 4.10% reported in 1997.

Interest and fees on loans increased $2.7 million for 1998 over 1997 levels reflecting volume increases in all loan categories as average total loans for the three months of 1998 increased $182.7 million over 1997 averages. The most notable components of loan growth for 1998 were an increase in average mortgage loans of $72.6 million and an increase in average time and demand loans of $56.4 million over 1997 averages. The increase in interest and fees on loans for 1998 included increases due to volume of $3.1

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

First Three Months of 1998 as Compared to the First Three Months of 1997 (Continued)

million and decreases due to rate of $337 thousand. Yields on loans for the three months of 1998 decreased by 23 basis points (0.23%) when compared to 1997 yields, as yields on mortgage loans and installment loans decreased by 51 basis points (0.51%) and 34 basis points (0.34%), respectively. The mortgage portfolio continues to be impacted by loan refinancings and loans maturing at higher interest rates than current market rates as well as loan origination during 1998 of innovative loan products introduced during 1995 which bear lower introductory interest rates. Loan yields on these products are expected to increase as these products age and introductory interest rates are no longer offered. Installment loan yields declined during the three months of 1998 compared to the corresponding 1997 period primarily as a result of increased utilization of indirect automobile lending.

Interest income on investments increased $4.5 million for the three months of 1998 compared to the corresponding period of 1997 primarily as a result of increases due to volume of $3.7 million and increases due to rate of $610 thousand in U.S. government agency securities. Average balances of U.S. government agency securities for the first quarter of 1998 increased $231.4 million over 1997 averages as part of a leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agencies. Yields on investments for the 1998 period reflected an increase of 43 basis points (0.43%) over 1997 yields and included an increase in yields on U.S. government agencies of 47 basis points (0.47%) for the three months of 1998 compared to the three months of 1997.

Interest on deposits increased $1.7 million for the 1998 period compared to 1997, and included increases in interest on time deposits of $1.1 million and increases in interest on total savings deposits of $627 thousand. The most notable increase in time deposit interest during 1998 occurred in the 24 to 35 month maturity range which increased by $1.3 million over 1997 levels as a result of volume increases. Average time deposits in the 24 to 35 month maturity range increased $89.4 million for the three months of 1998 compared to 1997 averages. Volume increases have been achieved through competitive rates and aggressive marketing programs. Total cost of deposits for 1998 increased 10 basis points (0.10%) over the 1997 level and included cost increases of 17 basis points (0.17%) for total savings deposits and cost increases of 10 basis points (0.10%) for time deposits compared to the three months of 1997. Rate increases for savings can primarily be attributed to increased utilization by customers of savings products bearing higher interest rates than standard savings accounts. These savings products have been designed to

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Three Months of 1998 as Compared to the First Three Months of 1997 (Continued)

build long-term customer relationships and are intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

Interest expense on short-term borrowings increased $1.2 million for the first quarter of 1998 compared to the first quarter of 1997 as average Federal Funds purchased increased $91.9 million over 1997 averages. Interest expense on long-term debt increased $3.3 million compared to the 1997 period as average long-term debt for the three months of 1998 increased $233.7 million over 1997 averages. The long-term debt increase for 1998 was a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years to be utilized as part of the above mentioned leveraging strategy.

The provision for possible credit losses was $1.8 million for the three month period of 1998 compared to $1.2 million during the 1997 period. Net charge-offs against the allowance for possible credit losses were $1.4 million in the 1998 period and $1.0 million in the 1997 period. The 1998 increase in net charge-offs included increases in net charge-offs for commercial loans secured by real estate and net charge-offs for auto leases compared to 1997. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Three Months of 1998 as Compared to the First Three Months of 1997 (Continued)

Below is an analysis of the consolidated allowance for possible credit losses for the three month periods ended March 31, 1998 and 1997.
                                    1998              1997

Balance January 1,                 $19,766          $19,324
Loans charged off:
  Commercial, financial and
   agricultural                        176                6
  Real estate-construction             -0-              -0-
  Real estate-commercial               301               19
  Real estate-residential               25               52
  Loans to individuals               1,159            1,121
  Lease financing receivables          229              -0-

      Total loans charged off        1,890            1,198

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        297               41
  Real estate-construction             -0-              -0-
  Real estate-commercial                26               13
  Real estate-residential                3                4
  Loans to individuals                 137              129
  Lease financing receivables            1                9

      Total recoveries                 464              196

      Net charge offs                1,426            1,002

Provision charged to operations      1,800            1,241

Balance March 31, 1998             $20,140          $19,563

Total other operating income, excluding securities gains increased $585 thousand during the first quarter of 1998 compared to the 1997 quarter. Net securities gains decreased $776 thousand during the 1998 period from $1.8 million reported in 1997. The securities gains during 1998 resulted primarily from the sale of U.S. Treasury securities classified as securities "available for sale" having a book value of $45.8 million with the proceeds being reinvested in mortgage backed and other U.S. government agency securities with similar average expected maturities. The securities gains during 1997 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $5.9 million. Trust income reflected an increase for the 1998 period of $107 thousand, as the book value of assets managed increased over 1997 levels. Other income increased $566 thousand for the three months of 1998 compared to 1997 including increases in the cash surrender value of bank owned life insurance of $323 thousand and increases in fees from noncustomer use of the Corporation's ATMs of $122 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

First Three Months of 1998 as Compared to the First Three Months of 1997 (Continued)

Noninterest expense was $16.9 million for the three months of 1998 reflecting an increase of $432 thousand over the 1997 level of $16.5 million. Although total noninterest expense for 1998 increased over 1997 levels total noninterest expense as a percent of average assets declined from 2.59% for the three months of 1997 to 2.27% for the same period of 1998. Employee costs were $9.5 million in 1998, representing 1.28% of average assets on an annualized basis compared to $9.3 million and 1.46% of average assets on an annualized basis for 1997. Salary and benefit increases can be attributed to an increase in the number of full-time equivalent employees for 1998 and an increase in health insurance costs resulting from a rate increase. The increase in full-time equivalent employees for 1998 included staffing of First Commonwealth Insurance Agency which began operations in January of 1998.

The decrease in furniture and equipment expense for the first quarter of 1998 compared to the 1997 quarter was primarily the result of a decrease in equipment repairs for the three months of 1998.

Other operating expenses increased $256 thousand in 1998 to $4.9 million. Advertising and printing costs reflected decreases of $217 thousand and $47 thousand, respectively for the three months of 1998 compared to the corresponding period of 1997. Lease residual insurance costs, Pennsylvania capital stock and shares taxes, and loan processing fees for 1998 reflected increases of $124 thousand, $72 thousand and $173 thousand respectively over 1997 levels. Additional increases for 1998 totalling $137 thousand compared to 1997 levels occurred in software maintenance, stationery and supplies and postage expense.

Income tax expense was $3.1 million for the three months of 1998 compared to $3.4 million for the same period of 1997. The Corporation's effective tax rate was 28.1% for the 1998 period and compared to 30.8% for 1997, reflecting an increase in tax-free income.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from deposits (primary source), and maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank. Additionally, the banking subsidiaries are members of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide an additional source of liquidity. Net loans increased $48.3 million in the first three months of 1998. Municipal loans accounted for over sixty percent of the increase by generating growth of $32.4 million since year-end 1997. Municipal growth for 1998 occurred primarily in short-term tax anticipation notes. Residential mortgages increased by $6.3 million during the three months of 1998 while commercial loans secured by real estate increased by $7.7 million. The growth in residential mortgages for 1998 was primarily the result of an increase in outstanding home equity lines of credit.

Loan growth for the period was funded primarily by deposit growth and net short-term borrowings. Short-term funding was obtained through the use of Federal funds purchased which increased by $64.6 million since year-end 1997. Increases in total savings deposits of 14.9 million during the first quarter of 1998 were partially offset by decreases of $6.9 million in time deposits. Included in total savings deposit growth for the three months of 1998 was growth of $107.8 million in the Corporation's American Dream Savings product as customers reinvested traditional savings dollars in this innovative product which offers higher interest rates than traditional savings accounts. This product was designed to build long-term customer relationships and is intended to produce a favorable impact on the Corporation's net interest margin over the long-term. Decreases of $25.8 million in time deposits with maturities exceeding 36 months were partially offset by increases in shorter term time deposits and time deposits greater than $100 thousand with maturities greater than one year. Time deposits greater than $100 thousand with maturities exceeding one year increased by $14.8 million during the first three months of 1998.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of March 31, 1998 securities available for sale had an amortized cost of $584.8 million and an approximate fair value of $586.5

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


LIQUIDITY (Continued)

million. Growth of the available for sale portfolio during the first three months of 1998 was funded by borrowings from the Federal Home Loan Bank with maturities of up to ten years which are classified as long-term debt.

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


LIQUIDITY (Continued)

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 1998 and December 31, 1997.

                                          March 31, 1998
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  821,089   $139,182   $257,032   $1,217,303
Investments..............    66,200     66,671     86,723      219,594
Other interest-earning
 assets..................   127,174      8,261      5,512      140,947

  Total interest-sensitive
   assets................ 1,014,463    214,114    349,267    1,577,844

Certificates of deposits.   229,600    149,575    258,779      637,954
Other deposits...........   819,620        -0-        -0-      819,620
Borrowings...............   239,893        521      2,560      242,974
  Total interest-sensitive
   liabilities........... 1,289,113    150,096    261,339    1,700,548
  GAP....................$ (274,650)  $ 64,018   $ 87,928   $ (122,704)

ISA/ISL..................      0.79       1.43       1.34         0.93
Gap/Total assets.........      8.65%      2.02%      2.77%        3.87%

                                      December 31, 1997
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  799,956   $125,950   $250,725   $1,176,631
Investments..............    51,528     63,717    102,631      217,876
Other interest-earning
 assets..................   130,666      5,214     10,043      145,923

  Total interest-sensitive
   assets................   982,150    194,881    363,399    1,540,430

Certificates of deposits.   252,652    161,264    225,113      639,029
Other deposits...........   804,672        -0-        -0-      804,672
Borrowings...............   207,190      1,441      1,725      210,356
  Total interest-sensitive
   liabilities........... 1,264,514    162,705    226,838    1,654,057
  GAP....................$ (282,364)  $ 32,176   $136,561   $ (113,627)

ISA/ISL..................      0.78       1.20       1.60         0.93
Gap/Total assets.........      9.64%      1.10%      4.66%        3.88%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

Interest Sensitivity (continued)

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time. Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling. The income simulation model used by the Corporation captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows of loans, deposits and investments and balance sheet growth assumptions. The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates. The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase. The repricing strategies for loans would be inversely related.

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates were defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at March 31, 1998, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty four months and the Corporation's position would remain well within current policy guidelines.

The Corporation's "Asset/Liability Management Committee" ("ALCO") is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position. The primary objective of the ALCO process is to ensure that the Corporation's balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide the Corporation with appropriate compensation for the assumption of those risks. The ALCO attempts to mitigate interest rate risk through the use of strategies such as asset disposition, asset and liability pricing and matched maturity funding. The ALCO strategies are established by the Corporation's senior management and are approved by the Corporation's board of directors.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


CREDIT REVIEW

The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments but were well secured and in the process of collection. Renegotiated loans are those loans which terms had been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and are in compliance with the restructured
terms.  Loans on a nonaccrual basis include impaired loans (see description below).
                                                   At March 31,
                                               1997           1996
                                             (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    8,865     $    7,975
Past due loans                                  12,573         11,553
Renegotiated loans                                  55            277
     Total nonperforming loans              $   21,493     $   19,805

Other real estate owned                     $    1,914     $    1,817

Loans outstanding at end of period          $1,969,597     $1,772,481

Average loans outstanding (year-to-date)    $1,946,080     $1,763,331

Nonperforming loans as percent of
  total loans                                    1.09%          1.12%

Provision for possible credit losses        $    1,800     $    1,241

Net charge-offs                             $    1,426     $    1,002

Net charge-offs as percent of
  average loans                                   0.07%         0.06%

Provision for possible credit losses as
  percent of net charge-offs                    126.23%       123.85%

Allowance for possible credit losses as
  percent of average loans outstanding            1.03%         1.11%

Allowance for possible credit losses as
  percent of nonperforming loans                 93.70%        98.78%

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

As of March 31, 1998 and 1997 the Corporation had a recorded investment in impaired loans of $8.9 million and $8.3 million respectively. Impaired loans include loans on a nonaccrual basis and renegotiated loans. The average balance of impaired loans for the three month periods ending March 31, 1998 and 1997 was $8.5 million for both periods. An allocation of the allowance for possible credit losses in the amount of $2.0 million relates to $5.2 million of the impaired loans at March 31, 1998. An allocation of the allowance for possible credit losses in the amount of $1.9 million relates to $4.1 million of the impaired loans at March 31, 1997. Impaired loans totalling $3.7 million and $4.2 million at March 31, 1998 and 1997 respectively have no allocation of the allowance, in accordance with the Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Income earned on impaired loans during the first three months of 1998 was $115 thousand compared to $13 thousand for the related 1997 period.

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of March 31, 1998, there were no significant concentrations of credit.

Nonperforming loans at March 31, 1998 increased $1.7 million over 1997 levels and included increases in nonaccrual loans of $890 thousand and increases in past due loans of $1.0 million. Nonaccrual loans reflected increases in commercial loans not secured by real estate of $1.7 million which were partially offset by decreases in commercial loans secured by real estate of $456 thousand and decreases in residential loans secured by real estate of $232 thousand. Past due loans reflected increases in commercial loans secured by real estate of $1.7 million which were partially offset by decreases in commercial loans secured by real estate of $538 thousand and decreases in unsecured loans to individuals of $196 thousand. Nonperforming loans as a percent of total loans were 1.09% at March 31, 1998 compared to 1.12% at March 31, 1997.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT REVIEW (Continued)

Net charge-offs in both dollars and as a percentage of average loans have increased over 1997 levels. Although net charge-offs as a percentage of average loans has historically below peer averages this ratio exceeded peer averages based on the most recent peer statistics published which used December 31 1997 data for both the Corporation and peer comparisons. The peer group was defined using the Uniform Bank Performance Report published by the Federal Financial Institutions Examination Council.

The allowance for possible credit losses as a percent of average loans outstanding remains below peer levels and has decreased when compared to March 1997 and year end 1997. Since all identified losses are immediately charged off no portion of the allowance for possible credit losses is restricted to any individual credit or groups of credits and the entire allowance is available to absorb any and all credit losses. However for analytical purposes the allowance for possible credit losses can be thought to include an amount allocated to various loan types and an additional unallocated amount. Based on the analysis of the adequacy of the allowance for possible credit losses at March 31, 1998 the unallocated portion of the allowance in dollars has increased since year end 1997.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Credit risk is mitigated through the use of sound underwriting policies and collateral requirements. Management attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis. Management believes that the allowance for possible credit losses and nonperforming loans remain safely within acceptable levels.

CAPITAL RESOURCES

Equity capital increased $3.0 million in the first three months of 1998. Dividends declared reduced equity by $4.9 during the 1997 period, while earnings retention was $3.0 million, representing an earnings retention rate of 37.8%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $143 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $262 thousand. The market value adjustment to securities available for sale decreased equity by $667 thousand. Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $832 thousand.

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

The table below presents the Corporation's capital position at March 31, 1998:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)         Assets

Tier I Capital                       $262,709            13.8%
Risk-Based Requirement                 76,136             4.0

Total Capital                         282,848            14.9
Risk-Based Requirement                152,272             8.0

Minimum Leverage Capital              262,709             8.7
Minimum Leverage Requirement          120,752             4.0

At March 31, 1998 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

YEAR 2000 UPDATE

The Corporation's data processing subsidiary, Commonwealth Systems Corporation continued to test or validate year 2000 compliance during the first quarter of 1998. Mainframe software systems will be renovated or replaced throughout 1998 as the systems are successfully tested for the ability to properly utilize dates beyond December 31, 1999. Based upon presently available information and time estimates the Corporation remains on schedule to achieve its goal of implementing the majority of the critical mainframe software systems by December 31, 1998.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

YEAR 2000 UPDATE (Continued)

The Corporation continues to evaluate significant suppliers and outside professional service contractors to determine the extent to which the Corporation is vulnerable to those parties failure to remediate their own year 2000 issues. During 1998 the Corporation has continued to utilize internal resources to reprogram and test software for year 2000 modifications to the extent possible. Although the Corporation's estimate for total year 2000 project costs and estimated times for completion are subject to certain risks and uncertainties, as of March 31, 1998 the Corporation estimates that expenditures for the year 2000 issue will not have a material impact on the Corporation's financial condition or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Information appearing in Item 2 of this report under the caption
"Interest Sensitivity" is incorporated herein by reference in response to this item.

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  MAY 13, 1998         /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  MAY 13, 1998         /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President,
                             Comptroller, and Chief Financial
                             Officer

24