Form 10-Q
period 1998-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1998-08-14
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of August 12, 1998 was 22,110,745.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .  9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK . . . . . . . . . . . . . . . . . . . . . . . . 24


                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 25

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                                 June 30,     December 31,
                                                  1998            1997

ASSETS
     Cash and due from banks on demand....    $   66,524       $   60,109
     Interest-bearing deposits with banks.         7,117            4,985
     Federal funds sold ..................         6,200            2,880
     Securities available for sale, at
      market..............................       606,996          396,631

     Securities held to maturity, at cost,
       (market value $454,033 in 1998 and
       $462,086 in 1997)..................       451,462          460,063

     Loans................................     1,989,287        1,937,744
       Unearned income....................       (11,050)         (16,841)
       Allowance for possible credit losses      (20,822)         (19,766)
          Net loans.......................     1,957,415        1,901,137

     Property and equipment...............        33,965           32,578
     Other real estate owned..............         1,936            1,788
     Other assets.........................        71,221           69,144

          TOTAL ASSETS....................    $3,202,836       $2,929,315


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  167,326       $  150,426
       Interest-bearing...................     2,112,130        2,092,052
          Total deposits..................     2,279,456        2,242,478

     Short-term borrowings................       244,592          193,918
     Other liabilities....................        26,365           28,031
     Long-term debt.......................       373,253          193,054

          Total liabilities...............     2,923,666        2,657,481

SHAREHOLDER'S EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,100,633
       and 22,046,326 shares outstanding in
       1998 and 1997, respectively........        22,437           22,437
     Additional paid-in capital...........        75,738           76,171
     Retained earnings....................       187,422          181,137
     Accumulated other comprehensive income        1,841            1,632
     Treasury stock (335,995 shares at
       June 30, 1998 and 390,302 at
       December 31, 1997, at cost)........        (6,118)          (7,107)
     Unearned ESOP shares.................        (2,150)          (2,436)

       Total shareholders' equity.........       279,170          271,834

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $3,202,836       $2,929,315



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter     For the 6 Months
                                        Ended June 30,      Ended June 30,
                                       1998      1997       1998      1997
Interest Income
  Interest and fees on loans.......  $41,110    $38,414    $81,362    $75,932
  Interest and dividends on
    investments:
    Taxable interest...............   14,592      9,254     27,763     18,144
    Interest exempt from Federal
     income taxes..................    1,276        922      2,392      1,820
    Dividends......................      478        313        804        663
  Interest on Federal funds sold...        3          3          5          6
  Interest on bank deposits........       41         90         70        177
     Total interest income.........   57,500     48,996    112,396     96,742

Interest Expense
  Interest on deposits.............   23,511     22,486     46,658     43,885
  Interest on short-term borrowings    3,237      1,626      6,008      3,228
  Interest on long-term debt.......    5,205        726      9,129      1,381
     Total interest expense........   31,953     24,838     61,795     48,494

Net Interest Income................   25,547     24,158     50,601     48,248
  Provision for possible credit
   losses..........................    1,950      1,390      3,750      2,631

Net interest income after provision
  for possible credit losses.......   23,597     22,768     46,851     45,617

Other Income
  Securities gains.................      -0-      1,039        982      2,797
  Trust income.....................      907        700      1,705      1,391
  Service charges on deposit
   accounts........................    1,414      1,448      2,723      2,845
  Other income.....................    1,980      1,165      3,451      2,070
     Total other income............    4,301      4,352      8,861      9,103

Other Expenses
  Salaries and employee benefits...    9,145      8,978     18,693     18,269
  Net occupancy expense............    1,241      1,238      2,554      2,533
  Furniture and equipment expense..    1,209      1,207      2,326      2,431
  Other operating expenses.........    5,202      5,216     10,162      9,912
     Total other expenses..........   16,797     16,639     33,735     33,145

Income before income taxes.........   11,101     10,481     21,977     21,575
  Applicable income taxes..........    2,911      3,277      5,969      6,696
Net income.........................  $ 8,190    $ 7,204    $16,008    $14,879

Average Shares Outstanding.........21,936,311 21,875,647 21,926,263 21,910,853
Average Shares Outstanding
  Assuming Dilution................22,114,212 21,932,510 22,118,966 21,954,970

Per Share Data:
  Basic earnings per share.........  $  0.37    $  0.33    $  0.73   $  0.68
  Diluted earnings per share.......  $  0.37    $  0.33    $  0.72   $  0.68
  Cash dividends per share.........  $  0.22    $  0.20    $  0.44   $  0.40

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                              Accumulated
                                          Additional             Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury    ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock     Shares      Equity

Balance at December 31, 1996......$22,437  $76,664   $168,711    $1,309     $(4,289)  $(3,474)    $261,358

 Comprehensive income
  Net income......................    -0-      -0-     14,879       -0-         -0-       -0-       14,879
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-      -0-        -0-     2,009         -0-       -0-        2,009
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-      -0-        -0-    (1,818)        -0-       -0-       (1,818)

    Total other comprehensive
     income.......................    -0-      -0-        -0-       191         -0-       -0-          191

  Total comprehensive income......    -0-      -0-     14,879       191         -0-       -0-       15,070

  Cash dividends declared.........    -0-      -0-     (8,849)      -0-         -0-       -0-       (8,849)

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         -0-       536          536

  Discount on dividend reinvestment
    plan purchases................    -0-     (307)       -0-       -0-         -0-       -0-         (307)

  Treasury stock acquired.........    -0-      -0-        -0-       -0-      (2,728)      -0-       (2,728)

  Treasury stock reissued.........    -0-      (28)       -0-       -0-          41       -0-           13

Balance at June 30, 1997..........$22,437  $76,329   $174,741    $1,500     $(6,976)  $(2,938)    $265,093


Balance at December 31, 1997......$22,437  $76,171   $181,137    $1,632     $(7,107)  $(2,436)    $271,834

 Comprehensive income
  Net income......................    -0-      -0-     16,008       -0-         -0-       -0-       16,008
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-      -0-        -0-       831         -0-       -0-          831
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-      -0-        -0-      (622)        -0-       -0-         (622)

    Total other comprehensive
     income.......................    -0-      -0-        -0-       209         -0-       -0-          209

  Total comprehensive income......    -0-      -0-     16,008       209         -0-       -0-       16,217

  Cash dividends declared.........    -0-      -0-     (9,723)      -0-         -0-       -0-       (9,723)

  Decrease in unearned ESOP shares    -0-       64        -0-       -0-         -0-       286          350

  Discount on dividend reinvestment
    plan purchases................    -0-     (444)       -0-       -0-         -0-       -0-         (444)

  Treasury stock reissued.........    -0-      (53)       -0-       -0-         989       -0-          936

Balance at June 30, 1998..........$22,437  $75,738   $187,422    $1,841     $(6,118)  $(2,150)    $279,170

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 6 Months
                                                          Ended June 30,
                                                         1998         1997

Operating Activities
  Net income.......................................    $16,008      $14,879
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      3,750        2,631
     Depreciation and amortization.................      2,880        2,737
     Net gains on sales of assets..................     (1,048)      (2,845)
     Income from increase in cash surrender value
     of bank owned life insurance..................       (770)         -0-
     Increase in interest receivable...............     (2,934)      (4,044)
     Increase (decrease) in interest payable.......       (219)         162
     Decrease in income taxes payable..............        (41)        (518)
     Change in deferred taxes......................        373          403
     Other-net.....................................     (1,399)      (1,568)

       Net cash provided by operating activities...     16,600       11,837

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     88,105       34,422
     Purchases.....................................    (79,429)     (60,078)
  Transactions with securities available for sale:
     Proceeds from sales...........................     49,036       13,769
     Proceeds from maturities and redemptions......     51,771       20,643
     Purchases.....................................   (309,944)     (45,198)
  Proceeds from sales of loans and other assets....     15,174        6,668
  Net increase in time deposits with banks.........     (2,132)      (1,082)
  Net increase in loans............................    (74,998)     (86,780)
  Purchases of premises and equipment..............     (3,366)      (1,915)
       Net cash used by investing activities.......   (265,783)    (119,551)

Financing Activities
  Repayments of long-term debt.....................    (19,515)     (25,392)
  Proceeds from issuance of long-term debt.........    200,000       36,999
  Discount on dividend reinvestment plan purchases.       (444)        (306)
  Dividends paid...................................     (9,711)      (8,876)
  Net decrease in Federal funds purchased..........    (79,205)      (5,750)
  Net increase in other short-term borrowings......    129,879          873
  Net increase in deposits.........................     36,978      121,521
  Purchase of treasury stock.......................        -0-       (2,728)
  Proceeds from sale of treasury stock.............        936           13

       Net cash provided by financing activities...    258,918      116,354

       Net increase in cash and cash equivalents...      9,735        8,640

Cash and cash equivalents at January 1.............     62,989       69,406

Cash and cash equivalents at June 30...............    $72,724      $78,046

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1998 and the results of operations for the three month and six month periods ended
June 30, 1998 and 1997, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1998 and 1997. The results of the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1998       1997
Cash paid during the first six
months of the year for:

  Interest                               $62,014    $48,332
  Income Taxes                           $ 5,520    $ 6,600

Noncash investing and financing
activities:
  ESOP loan reductions                   $   286    $   536
  Gross increase in market value
    adjustment to securities
    available for sale pursuant
    to FAS No. 115                       $   322    $   293
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 1,954    $ 2,589

NOTE 3   New Accounting Pronouncements

Effective January 1, 1998, the Corporation adopted the Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" ("FAS No. 130"). Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners." Comprehensive income includes net income and other nonowner changes in equity which qualify as components of comprehensive income but bypass a statement of income and are reported in a separate component of equity in a balance sheet. FAS No. 130 does not change the calculation of net income or earnings per share but requires companies to provide additional disclosures for comprehensive income and its components in financial statements for fiscal years beginning after December 15, 1997, including interim periods.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998
                           (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

The Corporation has elected, as permitted under FAS No. 130, to report comprehensive income in the Statement of Changes in Shareholders' Equity and as required has reclassified comparative financial statements for comprehensive income. For all periods presented, "other comprehensive income" (comprehensive income excluding net income) includes only one component, which is the change in unrealized holding gains and losses on available for sale securities. The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity (dollar amounts in thousands).

                                                  June 30, 1998                  June 30, 1997
                                                       Tax       Net of               Tax       Net of
                                           Pre-tax   (Expense)    Tax     Pre-tax   (Expense)    Tax
                                           Amount     Benefit    Amount   Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                 $1,279    $(448)     $ 831    $3,090    $(1,082)    $2,009
 Less: reclassification adjustment for
  gains realized in net income                (957)     335       (622)   (2,797)       979     (1,818)
 Net unrealized gains                          322     (113)       209       293       (103)       191
Other comprehensive income                  $  322    $(113)     $ 209    $  293    $(  103)    $  191

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

In February 1998, the FASB issued statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132") which is effective for years beginning after December 15, 1997. FAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. In June 1998, the FASB issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") which is effective for the first quarter of years beginning after June 15, 1999. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. Adoption of FAS No. 132 and FAS No. 133 will not have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 1998 as Compared to the First Six Months of
1997 (Continued)

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

Net income in the six months of 1998 was $16.0 million reflecting an increase of $1.1 million over 1997 results of $14.9 million. Net income excluding the impact of securities transactions reflected an increase of $2.3 million or 17.7% when comparing the six months of 1998 to the same period of 1997. Changes in net interest income increased earnings by $0.11 per share during 1998 while the impact of net securities transactions decreased earnings per share $0.08 in 1998. Return on average assets was 1.04% and return on average equity was 11.57% during the 1998 period, compared to 1.15% and 11.29%, respectively during the same period of 1997.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $50.6 million for the six months of 1998 compared to $48.2 million for the same period of 1997. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1998 period was 3.61%, reflecting a decrease of 44 basis points (0.44%) from 4.05% reported in 1997.

Interest and fees on loans increased $5.4 million for 1998 over 1997 levels reflecting volume increases in all loan categories as average total loans for the six months of 1998 increased $180.3 million over 1997 averages. The most notable components of loan growth for 1998 were an increase in average mortgage loans of $68.3 million and an increase in average time and demand loans of $58.7 million over 1997 averages. The increase in interest and fees on loans for 1998 included increases due to volume of $6.2

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

First Six Months of 1998 as Compared to the First Six Months of
1997 (Continued)

million which were partially offset by decreases due to rate of $723 thousand. Yields on loans for the six months of 1998 decreased by 21 basis points (0.21%) when compared to 1997 yields, as yields on mortgage loans and installment loans decreased by 35 basis points (0.35%) and 40 basis points (0.40%), respectively. The mortgage portfolio continues to be impacted by loan refinancings and loans maturing at higher interest rates than current market rates as well as loan origination during 1998 of innovative loan products introduced during 1995 which bear lower introductory interest rates. Loan yields on these products are expected to increase as these products age and introductory interest rates are no longer offered. Installment loan yields declined during the six months of 1998 compared to the corresponding 1997 period primarily as a result of increased utilization of indirect automobile lending.

Interest income on investments increased $10.3 million for the six months of 1998 compared to the corresponding period of 1997 primarily as result of increases due to volume of $9.5 million and increases due to rate of $1.1 million in U.S. government agency securities. Average balances of U.S. government agency securities for the first half of 1998 increased $293.1 million over 1997 averages primarily as part of a leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agencies. Yields on investments for the 1998 period reflected an increase of 38 basis points (0.38%) over 1997 yields and included an increase in yields on U.S. government agencies of 41 basis points (0.41%) for the six months of 1998 compared to the six months of 1997.

Interest on deposits increased $2.8 million for the 1998 period compared to 1997, and included increases in interest on time deposits of $1.5 million and increases in interest on total savings deposits of $1.3 million. Volume increases have been achieved through competitive rates and aggressive marketing programs. Total cost of deposits for 1998 increased 5 basis points (0.05%) over the 1997 level and included cost increases of 14 basis points (0.14%) for total savings deposits and cost increases of 6 basis points (0.06%) for time deposits compared to the six months of 1997. Rate increases for savings can primarily be attributed to increased utilization by customers of savings products bearing higher interest rates than standard savings accounts. These savings products have been designed to build long-term customer relationships and are intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

First Six Months of 1998 as Compared to the First Six Months of
1997 (Continued)

Interest expense on short-term borrowings increased $2.8 million for the first half of 1998 compared to the first half of 1997 as average Federal Funds purchased increased $75.3 million over 1997 averages. Interest expense on long-term debt increased $7.7 million compared to the 1997 period as average long-term debt for the six months of 1998 increased $291.7 million over 1997 averages. The long-term debt increase for 1998 was a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years to be utilized as part of the above mentioned leveraging strategy. The average spread of this leverage strategy was 1.33% during the 1998 period.

The provision for possible credit losses was $3.8 million for the six month period of 1998 compared to $2.6 million during the 1997 period. Net charge-offs against the allowance for possible credit losses were $2.7 million in the 1998 period and $3.0 million in the 1997 period. The 1998 decrease in net charge-offs included decreases in net charge-offs for loans secured by residential real estate and net charge-offs for commercial loans not secured by real estate compared to 1997. The decrease in net charge-offs for the six months of 1998 were partially offset by increases in net chargeoffs of auto leases which corresponds to growth of the lease portfolio which increased 26% in actual outstandings since June 1997. Most of the chargeoffs of auto leases for the 1998 period occurred in the first quarter. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

First Six Months of 1998 as Compared to the First Six Months of
1997 (Continued)

Below is an analysis of the consolidated allowance for possible credit losses for the six month periods ended June 30, 1998 and
1997.
                                    1998              1997

                                    (Amounts in thousands)

Balance January 1,                 $19,766          $19,324
Loans charged off:
  Commercial, financial and
   agricultural                        234              778
  Real estate-construction             -0-              -0-
  Real estate-commercial               542               85
  Real estate-residential               82              303
  Loans to individuals               2,232            2,293
  Lease financing receivables          268              -0-

      Total loans charged off        3,358            3,459

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        311              118
  Real estate-construction             -0-              -0-
  Real estate-commercial                26               13
  Real estate-residential               41               14
  Loans to individuals                 284              261
  Lease financing receivables            2               11

      Total recoveries                 664              417

      Net charge offs                2,694            3,042

Provision charged to operations      3,750            2,631

Balance June 30,                   $20,822          $18,913

Net securities gains decreased $1.8 million during the 1998 period from $2.8 million reported in 1997. The security gains during 1998 resulted primarily from the sale of U.S. Treasury securities classified as securities "available for sale" having a book value of $45.8 million with the proceeds being reinvested in mortgage backed and other U.S. government agency securities with similar average expected maturities. The securities gains during 1997 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $8.8 million.

Total other operating income, excluding securities gains increased $1.6 million during the first six months of 1998 compared to the first six months of 1997. Trust income reflected an increase for the 1998 period of $314 thousand, as the book value of assets managed increased over 1997 levels. The most

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

First Six Months of 1998 as Compared to the First Six Months of
1997 (Continued)

notable components of the $1.4 million increase in other income for the six months of 1998 compared to 1997 were increases in the cash surrender value of bank owned life insurance of $770 thousand and increases in fees from noncustomer use of the corporation's ATMs of $254 thousand.

Noninterest expense was $33.7 million for the six months of 1998 reflecting an increase of $590 thousand over the 1997 level of $33.1 million. Although total noninterest expense for 1998 increased over 1997 levels, total noninterest expense as a percent of average assets declined from 2.56% for the six months of 1997 to 2.19% for the same period of 1998. Employee costs were $18.7 million in 1998, representing 1.21% of average assets on an annualized basis compared to $18.3 million and 1.41% of average assets on an annualized basis for 1997. Salary and benefit costs increased only 2.3% even though there was an increase in the number of full-time equivalent employees for 1998 and an increase in health insurance costs resulting from a rate increase. The increase in full-time equivalent employees for 1998 included staffing of First Commonwealth Insurance Agency which began operations in January of 1998.

The decrease in furniture and equipment expense for the first six months of 1998 compared to the 1997 period was primarily the result of a decrease in equipment repairs for the six months of 1998. Other operating expenses increased $250 thousand in 1998 to $10.2 million. Advertising and charge card interchange fees reflected decreases of $416 thousand and $201 thousand for the six months of 1998 compared to the corresponding period of 1997. Lease residual insurance costs, Pennsylvania capital stock and shares taxes, and loan processing fees for 1998 reflected increases of $135 thousand, $125 thousand and $225 thousand respectively over 1997 levels.

Income tax expense was $6.0 million for the six months of 1998 compared to $6.7 million for the same period of 1997. The Corporation's effective tax rate was 27.2% for the 1998 period and compared to 31.0% for 1997, reflecting an increase in tax-free income including income from bank-owned life insurance.

Three Months ended June 30, 1998 as Compared to the Three Months
Ended June 30, 1997

Net income was $8.2 million for the second quarter of 1998, an increase of $986 thousand over the same quarter of 1997. Basic earnings per share was $0.37 during the 1998 quarter and can be compared to $0.33 for the same period of 1997. Net income excluding the impact of securities transactions reflected an increase of $1.7 million or 25% when comparing the second quarter of 1998 to the second quarter of 1997. There were no security gains during the 1998 quarter while net security gains were $1.0 million during the 1997 period. The securities gains during 1997

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 1998 as Compared to the Three Months
Ended June 30, 1997 (Continued)

resulted from the sale of investments in Pennsylvania bank stock classified as equity securities "available for sale" having a book value of $2.9 million.

Net interest income for the second quarter of 1998 of $25.5 million represented an increase of $1.4 million over the second quarter of 1997. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earnings assets) for the 1998 period was 3.55%, reflecting a decrease of 44 basis points (0.44%) from 3.99% reported in 1997.

Total interest and fees on loans for the three months ending
June 30, 1998 increased $2.7 million compared to the three months ending June 30, 1997, reflecting increases due to volume of $3.1 million and decreases due to rate of $386 thousand. Average loans outstanding for the second quarter of 1998 were $178.0 million higher than average loans outstanding for the second quarter of 1997. The most notable components of loan growth for the 1998 quarter were an increase in average mortgages and an increase in average commercial loans not secured by real estate. The total yield on loans (including fees on loans) for the three months ended June 30, 1998 was 8.45%, a decrease of 19 basis points (0.19%) over yields for the three months ended June 30, 1997. Installment loans reflected a decrease of 47 basis points (0.47%) and mortgage loans reflected a decrease of 20 basis points (0.20%) when comparing the second quarter of 1998 to the
related 1997 period.   These yield decreases were primarily the
result of the maturity of loans bearing interest rates which were higher than current market rates combined with the Corporation's pricing strategies which offer highly competitive rates.

Interest income on investments for the three months ended
June 30, 1998 was $16.3 million, reflecting an increase of $5.9 million over the three months ended June 30, 1997. Interest on U.S. government agency securities increased $6.2 million for the second quarter of 1998 compared to the 1997 quarter and included increases due to volume of $5.7 million and increases due to rate of $488 thousand. The increase in interest income on U.S. government agency securities due to volume for the second quarter of 1998 was primarily a result of a leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agency securities. Yields on investments for the 1998 quarter increased 33 basis points (0.33%) compared to yields for the 1997 quarter, primarily as a result of an increase in yields on U.S. government agency securities of 37 basis points (0.37%).

Interest on deposits for the second quarter of 1998 increased by $1.0 million compared to the second quarter of 1997 and included increases due to volume of $3.3 million which were partially offset by decreases due to rate of $2.3 million. Interest on total savings deposits for the three months ended June 30, 1998 increased by $614 thousand compared to the three months ended

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 1998 as Compared to the Three Months
Ended June 30, 1997 (Continued)

June 30, 1997 and contained increases due to volume of $980 thousand (primarily N.O.W. accounts) and decreases due to rate of $366. Interest on time deposits for the second quarter of 1998 increased by $411 thousand compared to the second quarter of 1997 and included increases due to volume of $2.3 million and decreases due to rate of $1.9 million. Total cost of deposits for the second quarter of 1998 included increases in the cost of total savings deposits of 11 basis points (0.11%) compared to the second quarter of 1997.

Interest on short-term borrowings for the second quarter of 1998 increased $1.6 million compared to the second quarter of 1997 as quarter to date average balances increased over averages for the same period of 1997. Interest on long term debt for the three months ending June 30, 1998 increased $4.5 million over the three month ending June 30, 1997, primarily as a result of increases in average long term debt of $322.0 million for the second quarter of 1998 compared to the 1997 quarter. Long term debt increases were borrowings from the Federal Home Loan Bank with maturities of up to ten years to be utilized as part of the previously discussed leveraging strategy. Net interest margin was 3.55% for the second quarter of 1998 compared to 3.99% during the 1997 period.

Provision for possible credit losses was $2.0 million for the three months ended June 30, 1998 compared to $1.4 million for the three months ended June 30, 1997. Net loans charged off in the second quarter of 1998 were $1.3 million, a decrease of $772 thousand from net charge-offs of $2.0 million reported for the corresponding period of 1997. Net charge-offs of loans secured by 1-4 family residential properties, commercial loans not secured by real estate and loans to individuals decreased by $231 thousand, $661 thousand and $178 thousand respectively when comparing the second quarter of 1998 to the second quarter of 1997. The decreases in net charge-offs for the second quarter of 1998 compared to the 1997 quarter were partially offset by an increase in net charge-offs of commercial loans secured by real estate of $175 thousand.


No securities gains were reflected in the second quarter of 1998 while securities gains for the second quarter of 1997 were $1.0 million. Total other operating income, excluding securities gains increased $988 thousand for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. Included in the increase in other income for the second quarter of 1998 compared to the second quarter of 1997 were increases in the cash surrender value of bank owned life insurance of $446 thousand, increases in noncustomer use of the Corporation's ATMs of $132 thousand and increases in charge card merchant discount of $145 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 1998 as Compared to the Three Months
Ended June 30, 1997 (Continued)

Total noninterest expense for the three months ending June 30, 1998 was $16.8 million reflecting an increase of only $158 thousand over the $16.6 million reported for the corresponding period of 1997. Income taxes decreased $366 thousand for the second quarter of 1998 compared to the 1997 quarter as a result of an increase in tax free income including income from bank owned life insurance. The Corporation's effective tax rate was 26.2% for the 1998 period compared to 31.3% for the 1997 period.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from deposits (primary source), and maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank. Additionally, the banking subsidiaries are members of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide an additional source of liquidity. Net loans increased $56.2 million in the first six months of 1998. Municipal loans accounted for over 47 percent of the increase by generating growth of $26.9 million since year-end 1997. Municipal growth for 1998 occurred primarily in short-term tax anticipation notes. Commercial loans not secured by real estate increased by $23.9 million during the six months of 1998 while commercial loans secured by real estate increased by $16.5 million.

Loan growth for the period was funded primarily by deposit growth and net short-term borrowings. Short-term funding was obtained through the use of short-term borrowings from the Federal Home Loan Bank which increased by $95.9 million since year-end 1997. Increases in total savings deposits of $57.9 million during the first six months of 1998 were partially offset by decreases of $37.8 million in time deposits. Included in total savings deposit growth for the six months of 1998 was growth of $50.7 million in the Corporation's American Dream Savings product as customers reinvested traditional savings dollars in this innovative product which offers higher interest rates than traditional savings accounts. This product was designed to build long-term customer relationships and is intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 1998 securities available for sale had an amortized cost of $604.0 million and an approximate fair value of $607.0 million. Growth of the available for sale portfolio during the first six months of 1998 was funded by borrowings from the Federal Home Loan Bank with maturities of up to ten years which are classified as long-term debt.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 1998 and December 31, 1997.

                                          June 30, 1998
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  818,666   $153,046   $218,184   $1,189,896
Investments..............    71,223     42,785     89,708      203,716
Other interest-earning
 assets..................   138,672      2,218      7,171      148,061

  Total interest-sensitive
   assets................ 1,028,561    198,049    315,063    1,541,673

Certificates of deposits.   238,252    118,058    402,430      758,740
Other deposits...........   796,281        -0-        -0-      796,281
Borrowings...............   240,140        853      2,479      243,472
  Total interest-sensitive
   liabilities........... 1,274,673    118,911    404,909    1,798,493
  GAP....................$ (246,112)  $ 79,138   $(89,846)  $ (256,820)

ISA/ISL..................      0.81       1.67       0.78         0.86
Gap/Total assets.........      7.68%      2.47%      2.81%        8.02%

                                      December 31, 1997
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  799,956   $125,950   $250,725   $1,176,631
Investments..............    51,528     63,717    102,631      217,876
Other interest-earning
 assets..................   130,666      5,214     10,043      145,923

  Total interest-sensitive
   assets................   982,150    194,881    363,399    1,540,430

Certificates of deposits.   252,652    161,264    225,113      639,029
Other deposits...........   804,672        -0-        -0-      804,672
Borrowings...............   207,190      1,441      1,725      210,356
  Total interest-sensitive
   liabilities........... 1,264,514    162,705    226,838    1,654,057
  GAP....................$ (282,364)  $ 32,176   $136,561   $ (113,627)

ISA/ISL..................      0.78       1.20       1.60         0.93
Gap/Total assets.........      9.64%      1.10%      4.66%        3.88%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates were defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at June 30, 1998, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty four months and the Corporation's position would remain well within current policy guidelines.

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
                                                   At June 30,
                                               1998           1997
                                             (amounts in thousands)

Nonperforming Loans:
Loans on nonaccrual basis                   $    7,972     $    8,691
Past due loans                                  11,939         10,903
Renegotiated loans                                  66            276
     Total Nonperforming Loans              $   19,977     $   19,870

Other real estate owned                     $    1,936     $    1,980

Loans outstanding at end of period          $1,978,237     $1,824,070

Average loans outstanding (year-to-date)    $1,963,232     $1,782,888

Nonperforming loans as percent of
  total loans                                    1.01%          1.09%

Provision for possible credit losses        $    3,750     $    2,631

Net charge-offs                             $    2,694     $    3,042

Net charge-offs as percent of
  average loans                                   0.14%         0.17%

Provision for possible credit losses as
  percent of net charge-offs                    139.20%        86.49%

Allowance for possible credit losses as
  percent of average loans outstanding            1.06%         1.06%

Allowance for possible credit losses as
  percent of nonperforming loans                104.23%        95.18%

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

As of June 30, 1998 and 1997 the Corporation had a recorded investment in impaired loans of $8.0 million and $9.0 million respectively. Impaired loans include loans on a nonaccrual basis and renegotiated loans. The average balance of impaired loans for the six month periods ending June 30, 1998 and 1997 was $8.4 million for both periods. An allocation of the allowance for possible credit losses in the amount of $1.9 million relates to $4.0 million of the impaired loans at June 30, 1998. An allocation of the allowance for possible credit losses in the amount of $1.9 million relates to $5.4 million of the impaired loans at June 30, 1997. Impaired loans totalling $4.1 million and $3.6 million at June 30, 1998 and 1997 respectively have no allocation of the allowance, in accordance with the Financial Accounting Standards Board Statement No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Income earned on impaired loans during the first six months of 1998 was $132 thousand compared to $59 thousand for the related 1997 period.

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of June 30, 1998, there were no significant concentrations of credit.

Nonperforming loans at June 30, 1998 increased $107 thousand over 1997 levels and included increases in past due loans of $1.0 million which were partially offset by decreases in nonaccrual loans of $719 thousand. Past due loans reflected increases in commercial loans not secured by real estate of $611 thousand, and loans secured by residential real estate of $452 thousand. Nonaccrual loans reflected decreases in commercial loans secured by real estate of $758 thousand and commercial loans not secured by real estate of $403 thousand which were partially offset by increases in loans secured by residential real estate of $505 thousand. Nonperforming loans as a percent of total loans were 1.01% at June 30, 1998 compared to 1.09% at June 30, 1997. The allowance for possible credit losses as a percent of nonperforming loans at June 30, 1998 has increased over both
June 30, 1997 and year end 1997 levels.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

Net charge-offs in both dollars and as a percentage of average loans at June 30, 1998 have decreased over 1997 levels. Although net charge-offs as a percentage of average loans has historically been below peer averages this ratio slightly exceeded peer averages based on the most recent peer statistics published which used March 31, 1998 data for both the Corporation and peer comparisons. The peer group was defined using the Uniform Bank Holding Company Performance Report published by the Federal Financial Institutions Examination Council. Management does not believe that charge-offs are at a level to cause major concern.

The allowance for possible credit losses as a percent of average loans outstanding remains below peer levels and has decreased when compared to year end 1997. Since all identified losses are immediately charged off no portion of the allowance for possible credit losses is restricted to any individual credit or groups of credits and the entire allowance is available to absorb any and all credit losses. However for analytical purposes the allowance for possible credit losses can be thought to include an amount allocated to various loan types and an additional unallocated amount. Based on the analysis of the adequacy of the allowance for possible credit losses at
June 30, 1998 the unallocated portion of the allowance in dollars has increased since year end 1997.

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

CAPITAL RESOURCES

Equity capital increased $7.3 million in the first six months of 1998. Dividends declared reduced equity by $9.7 million during the 1998 period, while earnings retention was $6.3 million, representing an earnings retention rate of 39.3%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $350 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $444 thousand. The market value adjustment to securities available for sale increased equity by $209 thousand. Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $936 thousand.

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

The table below presents the Corporation's capital position at June 30, 1998:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital                       $266,466            13.9%
Risk-Based Requirement                 76,657             4.0

Total Capital                         287,287            15.0
Risk-Based Requirement                153,314             8.0

Minimum Leverage Capital              266,466             8.4
Minimum Leverage Requirement           95,218             3.0

At June 30, 1998 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

YEAR 2000 UPDATE

The Corporation's data processing subsidiary, Commonwealth Systems Corporation continued to test or validate year 2000 compliance during 1998. Mainframe software systems will be renovated or replaced throughout 1998 as the systems are successfully tested for the ability to properly utilize dates beyond December 31, 1999. Based upon presently available information and time estimates the Corporation remains on schedule to achieve its goal of implementing the majority of the critical mainframe software systems by December 31, 1998.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

YEAR 2000 UPDATE (Continued)

The Corporation continues to evaluate significant suppliers and outside professional service contractors to determine the extent to which the Corporation is vulnerable to those parties' failure to remediate their own year 2000 issues. During 1998 the Corporation has continued to utilize internal resources to reprogram and test software for year 2000 modifications to the extent possible. Although the Corporation's estimate for total year 2000 project costs and estimated times for completion are subject to certain risks and uncertainties, as of June 30, 1998 the Corporation estimates that expenditures for the year 2000 issue will not have a material impact on the Corporation's financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  Form 8k dated July 15, 1998, reporting the
                  Corporation entered into a definitive agreement to acquire Southwest National Corporation.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  AUGUST 13, 1998      /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  AUGUST 13, 1998      /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President
                             and Chief Financial
                             Officer
26