Form 10-Q
period 1998-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1998-11-16
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of November 12, 1998 was 22,110,895.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . 10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK . . . . . . . . . . . . . . . . . . . . . . . . 26


                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 27

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                              September 30,   December 31,
                                                  1998            1997

ASSETS
     Cash and due from banks on demand....    $   53,430       $   60,109
     Interest-bearing deposits with banks.         2,374            4,985
     Federal funds sold ..................         8,815            2,880
     Securities available for sale, at
      market..............................       552,668          396,631

     Securities held to maturity, at cost,
       (market value $454,325 in 1998 and
       $462,086 in 1997)..................       447,729          460,063

     Loans................................     1,943,254        1,937,744
       Unearned income....................        (9,086)         (16,841)
       Allowance for possible credit losses      (21,864)         (19,766)
          Net loans.......................     1,912,304        1,901,137

     Property and equipment...............        34,510           32,578
     Other real estate owned..............         2,204            1,788
     Other assets.........................        71,724           69,144

          TOTAL ASSETS....................    $3,085,758       $2,929,315


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  145,330       $  150,426
       Interest-bearing...................     2,146,137        2,092,052
          Total deposits..................     2,291,467        2,242,478

     Short-term borrowings................       102,488          193,918
     Other liabilities....................        28,408           28,031
     Long-term debt.......................       381,622          193,054

          Total liabilities...............     2,803,985        2,657,481

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       22,436,628 shares issued; 22,110,895
       and 22,046,326 shares outstanding in
       1998 and 1997, respectively........        22,437           22,437
     Additional paid-in capital...........        75,440           76,171
     Retained earnings....................       191,776          181,137
     Accumulated other comprehensive income        4,058            1,632
     Treasury stock (325,733 shares at
       September 30, 1998 and 390,302 at
       December 31, 1997, at cost)........        (5,931)          (7,107)
     Unearned ESOP shares.................        (6,007)          (2,436)

       Total shareholders' equity.........       281,773          271,834

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $3,085,758       $2,929,315



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter     For the 9 Months
                                       Ended Sept. 30,      Ended Sept. 30,
                                       1998      1997       1998      1997
Interest Income
  Interest and fees on loans.......  $41,038    $39,627   $122,400  $115,559
  Interest and dividends on
    investments:
    Taxable interest...............   14,173     10,068     41,936    28,212
    Interest exempt from Federal
     income taxes..................    1,508        966      3,900     2,786
    Dividends......................      513        292      1,317       955
  Interest on Federal funds sold...       10          4         15        10
  Interest on bank deposits........       83         36        153       213
     Total interest income.........   57,325     50,993    169,721   147,735

Interest Expense
  Interest on deposits.............   23,446     23,563     70,104    67,448
  Interest on short-term borrowings    2,850      2,083      8,858     5,311
  Interest on long-term debt.......    5,336        859     14,465     2,240
     Total interest expense........   31,632     26,505     93,427    74,999

Net Interest Income................   25,693     24,488     76,294    72,736
  Provision for possible credit
   losses..........................    2,183      1,791      5,933     4,422

Net interest income after provision
  for possible credit losses.......   23,510     22,697     70,361    68,314

Other Income
  Securities gains.................    1,657      3,193      2,639     5,990
  Trust income.....................    1,049        670      2,754     2,061
  Service charges on deposit
   accounts........................    1,364      1,425      4,087     4,270
  Other income.....................    1,926      1,246      5,377     3,316
     Total other income............    5,996      6,534     14,857    15,637

Other Expenses
  Salaries and employee benefits...    9,434      8,982     28,127    27,251
  Net occupancy expense............    1,228      1,242      3,782     3,775
  Furniture and equipment expense..    1,091      1,199      3,417     3,630
  Other operating expenses.........    5,430      5,108     15,592    15,020
     Total other expenses..........   17,183     16,531     50,918    49,676

Income before income taxes.........   12,323     12,700     34,300    34,275
  Applicable income taxes..........    3,104      3,989      9,073    10,685
Net income.........................  $ 9,219    $ 8,711    $25,227   $23,590

Average Shares Outstanding.........21,924,762 21,840,434 21,925,757 21,887,122
Average Shares Outstanding
  Assuming Dilution................22,071,237 21,928,117 22,102,882 21,945,921

Per Share Data:
  Basic earnings per share.........  $  0.42    $  0.40    $  1.15   $  1.08
  Diluted earnings per share.......  $  0.42    $  0.40    $  1.14   $  1.07
  Cash dividends per share.........  $  0.22    $  0.20    $  0.66   $  0.60

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                              Accumulated
                                          Additional             Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury    ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock     Shares      Equity

Balance at December 31, 1996......$22,437  $76,664   $168,711    $1,309     $(4,289)  $(3,474)    $261,358

 Comprehensive income
  Net income......................    -0-      -0-     23,590       -0-         -0-       -0-       23,590
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-      -0-        -0-     3,715         -0-       -0-        3,715
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-      -0-        -0-    (3,894)        -0-       -0-       (3,894)

    Total other comprehensive
     income.......................    -0-      -0-        -0-      (179)        -0-       -0-         (179)

  Total comprehensive income......    -0-      -0-     23,590      (179)        -0-       -0-       23,411

  Cash dividends declared.........    -0-      -0-    (13,258)      -0-         -0-       -0-      (13,258)

  Decrease in unearned ESOP shares    -0-      -0-        -0-       -0-         -0-       831          831

  Discount on dividend reinvestment
    plan purchases................    -0-     (488)       -0-       -0-         -0-       -0-         (488)

  Treasury stock acquired.........    -0-      -0-        -0-       -0-      (2,759)      -0-       (2,759)

  Treasury stock reissued.........    -0-      (32)       -0-       -0-          47       -0-           15

Balance at September 30, 1997.....$22,437  $76,144   $179,043    $1,130     $(7,001)  $(2,643)    $269,110


Balance at December 31, 1997......$22,437  $76,171   $181,137    $1,632     $(7,107)  $(2,436)    $271,834

 Comprehensive income
  Net income......................    -0-      -0-     25,227       -0-         -0-       -0-       25,227
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-      -0-        -0-     4,125         -0-       -0-        4,125
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-      -0-        -0-    (1,699)        -0-       -0-       (1,699)

    Total other comprehensive
     income.......................    -0-      -0-        -0-     2,426         -0-       -0-        2,426

  Total comprehensive income......    -0-      -0-     25,227     2,426         -0-       -0-       27,653

  Cash dividends declared.........    -0-      -0-    (14,588)      -0-         -0-       -0-      (14,588)

  Decrease in unearned ESOP shares    -0-       64        -0-       -0-         -0-    (3,571)      (3,507)

  Discount on dividend reinvestment
    plan purchases................    -0-     (757)       -0-       -0-         -0-       -0-         (757)

  Treasury stock acquired.........    -0-      -0-        -0-       -0-      (1,061)      -0-       (1,061)

  Treasury stock reissued.........    -0-      (38)       -0-       -0-       2,237       -0-        2,199

Balance at September 30, 1998.....$22,437  $75,440   $191,776    $4,058     $(5,931)  $(6,007)    $281,773

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 9 Months
                                                          Ended Sept. 30,
                                                         1998         1997

Operating Activities
  Net income.......................................    $25,227      $23,590
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      5,933        4,422
     Depreciation and amortization.................      4,280        4,127
     Net gains on sales of assets..................     (2,673)      (6,158)
     Income from increase in cash surrender value
     of bank owned life insurance..................     (1,044)         -0-
     Increase in interest receivable...............     (2,606)      (5,646)
     Increase in interest payable..................         52        1,323
     Increase in income taxes payable..............        462        1,515
     Change in deferred taxes......................        466          -0-
     Other-net.....................................     (2,526)      (1,808)

       Net cash provided by operating activities...     27,571       21,365

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......    138,510       75,599
     Purchases.....................................   (126,081)    (105,542)
  Transactions with securities available for sale:
     Proceeds from sales...........................    139,831       24,266
     Proceeds from maturities and redemptions......     86,586       39,204
     Purchases.....................................   (376,177)     (80,373)
  Proceeds from sales of loans and other assets....     29,235       14,705
  Net decrease in time deposits with banks.........      2,612        2,374
  Net increase in loans............................    (46,246)    (153,840)
  Purchases of premises and equipment..............     (4,948)      (2,574)
       Net cash used by investing activities.......   (156,678)    (186,181)

Financing Activities
  Repayments of long-term debt.....................    (19,804)     (51,169)
  Proceeds from issuance of long-term debt.........    204,800       71,788
  Discount on dividend reinvestment plan purchases.       (757)        (488)
  Dividends paid...................................    (14,574)     (13,286)
  Net increase (decrease) in Federal funds purchased  (108,650)      35,495
  Net increase in other short-term borrowings......     17,220        4,117
  Net increase in deposits.........................     48,990      117,468
  Purchase of treasury stock.......................     (1,061)      (2,759)
  Proceeds from sale of treasury stock.............      2,199           15

       Net cash provided by financing activities...    128,363      161,181

       Net decrease in cash and cash equivalents...       (744)      (3,635)

Cash and cash equivalents at January 1.............     62,989       69,406

Cash and cash equivalents at September 30..........    $62,245      $65,771

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1998 and the results of operations for the three month and nine month periods ended September 30, 1998 and 1997, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1998 and 1997. The results of the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1998       1997
Cash paid during the first nine
months of the year for:

  Interest                               $93,375    $73,675
  Income Taxes                           $ 8,020    $ 8,850

Noncash investing and financing
activities:
  ESOP borrowings                        $ 4,000    $   -0-
  ESOP loan reductions                   $   429    $   831
  Gross increase (decrease) in
    market value adjustment to
    securities available for
    sale pursuant to FAS No. 115         $ 3,733    $  (277)
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 3,196    $ 3,890

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998
                           (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

The Corporation has elected, as permitted under FAS No. 130, to report comprehensive income in the Statement of Changes in Shareholders' Equity and has reclassified comparative financial statements to conform to the required presentation under FAS No. 130 for comprehensive income. For all periods presented, "other comprehensive income" (comprehensive income excluding net income) includes only one component, which is the change in unrealized holding gains and losses on available for sale securities. The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity (dollar amounts in thousands).

                                                September 30, 1998             September 30, 1997
                                                       Tax       Net of               Tax       Net of
                                           Pre-tax   (Expense)    Tax     Pre-tax   (Expense)    Tax
                                           Amount     Benefit    Amount   Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                 $6,346   $(2,221)    $4,125    $5,714    $(2,000)    $3,714
 Less: reclassification adjustment for
  gains realized in net income              (2,614)      915     (1,699)   (5,990)     2,097     (3,893)
 Net unrealized gains                        3,732    (1,306)     2,426      (276)        97       (179)
Other comprehensive income                  $3,732   $(1,306)    $2,426    $ (276)   $    97     $ (179)

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

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132") which is effective for years beginning after December 15, 1997. FAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. In June 1998, the FASB issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") which is effective for the first quarter of years beginning after June 15, 1999. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. Management believes that adoption of FAS No. 132 and FAS No. 133 will not have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998
                           (Unaudited)

NOTE 3   New Accounting Pronouncements (Continued)

In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS No. 134") which is effective for quarters beginning after December 15, 1998. FAS No. 134 amends FASB statement No. 65 "Accounting for Certain Mortgage Banking Activities" (FAS No.
65). FAS No. 65 required that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities as trading securities while FAS No. 134 requires the resulting mortgage-backed securities or other retained interests to be classified based on the entity's ability and intent to sell or hold those investments. On the date FAS No. 134 is initially applied, an enterprise may reclassify mortgage backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Management believes that adoption of FAS No. 134 will not have a material impact on the Corporation's financial condition or results of operations.

NOTE 4 Pending Business Combination

On July 15, 1998, the Corporation entered into a definitive agreement to acquire Southwest National Corporation ("Southwest"). Southwest is a Pennsylvania-chartered bank holding company headquartered in Greensburg, Pennsylvania. Southwest has total assets of approximately $837 million, deposits of $640 million and equity of $86 million at September 30, 1998. The agreement provides for the issuance of
2.9 shares of First Commonwealth Financial Corporation ("First Commonwealth") common stock for each Southwest common share. The transaction has been structured to be a tax-free reorganization accounted for as a pooling of interests.

Regulatory approvals for the proposed merger were received from the Federal Reserve Bank and the PA Department of Banking on November 2, 1998 and November 4, 1998, respectively. Subject to approval from First Commonwealth and Southwest shareholders at shareholder meetings scheduled for December 15, 1998, the merger will be completed by December 31, 1998. It is anticipated that the merger will be accretive to earnings per share in 1999, the first full year of combined operations.

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

RESULTS OF OPERATIONS

First Nine Months of 1998 as Compared to the First Nine Months of
1997

Net income in the nine months of 1998 was $25.2 million reflecting an increase of $1.6 million over 1997 results of $23.6 million. Net income excluding the impact of securities transactions reflected an increase of $3.8 million or 19% when comparing the nine months of 1998 to the same period of 1997. Changes in net interest income increased earnings by $0.16 per share during 1998 while the impact of net securities transactions decreased earnings per share $0.15 in 1998. Trust revenues generated an increase of $0.03 per share for the nine months of 1998 compared to 1997. Return on average assets was 1.08% and return on average equity was 12.02% during the 1998 period, compared to 1.19% and 11.81%, respectively during the same period of 1997.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $76.3 million for the nine months of 1998 compared to $72.8 million for the same period of 1997. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1998 period was 3.60%, reflecting a decrease of 39 basis points (0.39%) from 3.99% reported in 1997.

Interest and fees on loans increased $6.8 million for 1998 over 1997 as average total loans for the nine months of 1998 increased $157.9 million over 1997 averages. The most notable components of loan growth for 1998 were an increase in average mortgage loans of $60.8 million and an increase in average municipal loans of $22.5 million over 1997 averages. The increase in mortgage loans for the 1998 period occurred primarily in loans secured by residential real estate.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1998 as Compared to the First Nine Months of
1997 (Continued)

The increase in interest and fees on loans for 1998 included increases due to volume of $8.1 million and decreases due to rate of $1.3 million. The mortgage portfolio continues to be impacted by loan refinancings and loans maturing at higher interest rates than current market rates as well as loan origination during 1998 of innovative loan products introduced during 1995 which bear lower introductory interest rates. Loan yields on these products are expected to increase as these products age and introductory interest rates are no longer offered.

Interest income on investments increased $15.2 million for the nine months of 1998 compared to the corresponding period of 1997 primarily as result of increases due to volume of $14.1 million and increases due to rate of $1.5 million in U.S. government agency securities. Average balances of U.S. government agency securities for the nine months of 1998 increased $291.3 million over 1997 averages as part of a capital management leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agencies. Yields on investments for the 1998 period reflected an increase of 33 basis points (0.33%) over 1997 yields and included an increase in yields on U.S. government agencies of 36 basis points (0.36%) for the nine months of 1998 compared to the nine months of 1997.

Interest on deposits increased $2.7 million for the 1998 period compared to 1997, and included increases in interest on time deposits of $655 thousand and increases in interest on total savings deposits of $2.0 million. Interest expense on total savings deposits has increased during the nine months of 1998 compared to 1997 primarily as a result of increased utilization by customers of savings products bearing higher interest rates than standard savings accounts. These savings products have been designed to build long-term customer relationships and are intended to produce a favorable impact on the Corporation's net interest margin over the long-term. Volume increases have been achieved through competitive rates and aggressive marketing programs.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1998 as Compared to the First Nine Months of
1997 (Continued)

Interest expense on short-term borrowings increased $3.5 million for the first nine months of 1998 compared to the first nine months of 1997 as average Federal Funds purchased increased $41.9 million over 1997 averages. Additional increases in short-term borrowings during the nine months of 1998 occurred in repurchase agreements with original maturities greater than one day but less than one year. Interest expense on long-term debt increased $12.2 million compared to the 1997 period as average long-term debt for the nine months of 1998 increased $301.2 million over 1997 averages. The long-term debt increase for 1998 was a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years to be utilized as part of the above mentioned capital management leveraging strategy. The average spread of this leverage strategy was approximately 1.36% during the 1998 period.

The provision for possible credit losses was $5.9 million for the nine month period of 1998 compared to $4.4 million during the 1997 period. Net charge-offs against the allowance for possible credit losses were $3.8 million in the 1998 period and $4.3 million in the 1997 period. The 1998 decrease in net charge-offs included decreases in net charge-offs for loans secured by residential real estate and net charge-offs for commercial loans not secured by real estate compared to 1997. The decrease in net charge-offs for the nine months of 1998 were partially offset by increases in net chargeoffs of commercial loans secured by real estate. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1998 as Compared to the First Nine Months of
1997 (Continued)

Below is an analysis of the consolidated allowance for possible credit losses for the nine month periods ended September 30, 1998 and 1997.
                                    1998              1997

                                    (Amounts in thousands)

Balance January 1,                 $19,766          $19,324
Loans charged off:
  Commercial, financial and
   agricultural                        316              820
  Real estate-construction             -0-              -0-
  Real estate-commercial               648              200
  Real estate-residential              241              601
  Loans to individuals               3,205            3,370
  Lease financing receivables          298              -0-

      Total loans charged off        4,708            4,991

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        348              122
  Real estate-construction             -0-              -0-
  Real estate-commercial                26               13
  Real estate-residential               66               22
  Loans to individuals                 431              485
  Lease financing receivables            2               12

      Total recoveries                 873              654

      Net charge offs                3,835            4,337

Provision charged to operations      5,933            4,422

Balance September 30,              $21,864          $19,409

Net securities gains decreased $3.4 million during the 1998 period from $6.0 million reported in 1997. The security gains during 1998 resulted in part from the third quarter sale of floating collateralized mortgage obligations classified as securities "available for sale" having a book value of $87.9 million. These securities were sold to reduce the exposure to accelerated prepayments as interest rates were expected to fall. The $89.6 million proceeds from the sale of securities in the third quarter of 1998 were used to reduce outstanding Federal Funds Purchased. The 1998 securities gains also included the first quarter sale of U.S. Treasury securities classified as securities "available for sale" having a book value of $45.8 million with the proceeds being reinvested in mortgage backed and other U.S. government agency securities with similar average expected maturities. The securities gains during 1997 resulted

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1998 as Compared to the First Nine Months of
1997 (Continued)

from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $16.1 million.

Total other operating income, excluding securities gains increased $2.6 million during the first nine months of 1998 compared to the first nine months of 1997. Trust income reflected an increase for the 1998 period of $693 thousand primarily as a result of increases in mutual fund referral fees and income from personal trusts and agency/custodial accounts. The most notable components of the $2.1 million increase in other income for the nine months of 1998 compared to 1997 were increases in the cash surrender value of bank owned life insurance of $1.0 million, increases in insurance commissions of $230 thousand, increases in merchant discount of $277 thousand and increases in fees from noncustomer use of the Corporation's ATMs of $402 thousand.

Noninterest expense was $50.9 million for the nine months of 1998 reflecting an increase of $1.2 million over the 1997 level of $49.7 million. Although total noninterest expense for 1998 increased over 1997 levels, total noninterest expense as a percent of average assets declined from 2.50% for the nine months of 1997 to 2.18% for the same period of 1998. Employee costs were $28.1 million in 1998, representing 1.20% of average assets on an annualized basis compared to $27.3 million and 1.37% of average assets on an annualized basis for 1997. Salary and benefits increased only 3.2% for 1998 over the corresponding period of 1997, primarily as a result of attrition management which helped maintain the reduction in the number of full-time equivalent employees for 1998 even after staffing of First Commonwealth Insurance Agency which began operations in January of 1998. The most notable increase in employee benefit costs for the nine months of 1998 compared to 1997 was an increase in health insurance costs resulting from a rate increase.

The decrease in furniture and equipment expense for the first nine months of 1998 compared to the 1997 period was primarily the result of a decrease in equipment repairs for the nine months of 1998. Other operating expenses increased $572 thousand in 1998 to $15.6 million. Advertising costs and Director's fees reflected decreases of $484 thousand and $122 thousand, respectively for the nine months of 1998 compared to the corresponding period of 1997. Loan processing fees, lease residual insurance costs and Pennsylvania capital stock and shares taxes for 1998 reflected increases of $319 thousand, $166 thousand and $160 thousand respectively over 1997 levels. The 1998 period also included an increase in other professional fees of $246 thousand which was due in part to the inclusion of First Commonwealth Insurance Agency expenses of $119 thousand during the 1998 period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1998 as Compared to the First Nine Months of
1997 (Continued)

Income tax expense was $9.1 million for the nine months of 1998 compared to $10.7 million for the same period of 1997. The Corporation's effective tax rate was 26.5% for the 1998 period compared to 31.2% for 1997, reflecting an increase in tax-free income including income from tax-free investment securities and bank-owned life insurance.

Three Months ended September 30, 1998 as Compared to the Three
Months Ended September 30, 1997

Net income was $9.2 million for the third quarter of 1998, an increase of $508 thousand over the same quarter of 1997. Basic earnings per share was $0.42 during the 1998 quarter compared to $0.40 for the same period of 1997. Net income excluding the impact of securities transactions reflected an increase of $1.5 million or 23% when comparing the third quarter of 1998 to the third quarter of 1997. Net securities gains decreased $1.6 million during the 1998 quarter from $3.2 million reported in 1997.

Net interest income for the third quarter of 1998 of $25.7 million represented an increase of $1.2 million compared to the third quarter of 1997. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earnings assets) for the 1998 period was 3.57%, reflecting a decrease of 30 basis points (0.30%) from 3.87% reported in 1997.

Total interest and fees on loans for the three months ending September 30, 1998 increased $1.4 million over the three months ending September 30, 1997, reflecting increases due to volume of $2.0 million and decreases due to rate of $568 thousand. Average loans outstanding for the third quarter of 1998 were $113.7 million higher than average loans outstanding for the third quarter of 1997. The most notable components of loan growth for the 1998 quarter were an increase in average mortgage loans of $46.2 million and an increase in average municipal loans of $20.1 million.

The total yield on loans (including fees on loans) for the three months ended September 30, 1998 was 8.42%, a decrease of 18 basis points (0.18%) over yields for the three months ended
September 30, 1997. Installment loans reflected a decrease of 44 basis points (0.44%) for the third quarter of 1998 compared to 1997, primarily as a result of increased utilization of indirect auto lending. Yields on mortgage loans for the three months of 1998 reflected a decrease of 4 basis points (0.04%) compared to the same three months of 1997 as maturities and refinancings of loans bearing higher interest rates than current market rates occurred. These lower yields were partially offset by rate increases for loan products which originally bore lower introductory rates.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 1998 as Compared to the Three
Months Ended September 30, 1997 (Continued)

Interest income on investments for the three months ended September 30, 1998 was $16.2 million, reflecting an increase of $4.9 million over the three months ended September 30, 1997. Interest on U.S. government agency securities increased $5.0 million for the third quarter of 1998 compared to the 1997 quarter and included increases due to volume of $4.6 million and increases due to rate of $356 thousand. Average U.S. government agency securities for the third quarter of 1998 increased $288 million over averages for the third quarter of 1997 primarily as a result of a capital management leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agency securities. Average U.S. government agency securities for the third quarter of 1998 also increased as a result of the sale of U.S. Treasury securities in the first quarter of 1998 whereby the proceeds were reinvested in U.S. government agency securities. Yields on investments for the 1998 quarter increased 23 basis points (0.23%) compared to yields for the 1997 quarter, primarily as a result of an increase in yields on U.S. government agency securities of 25 basis points (0.25%).

Interest on deposits for the third quarter of 1998 decreased by $117 thousand compared to the third quarter of 1997 as decreases in interest on time deposits were partially offset by increases in interest on savings deposits. Interest on total savings deposits for the three months ended September 30, 1998 increased primarily as a result of volume increases while interest on time deposits decreased primarily as a result of rate decreases compared to the three months ended September 30, 1997. Total cost of deposits for the third quarter of 1998 included increases in the cost of total savings deposits of 8 basis points (0.08%) and decreases in the cost of time deposits of 8 basis points (0.08%) compared to the third quarter of 1997.

Interest on short-term borrowings for the third quarter of 1998 increased $767 thousand compared to the third quarter of 1997 as quarter to date average balances increased over averages for the same period of 1997. Interest on long-term debt for the three months ending September 30, 1998 increased $4.5 million over the three month ending September 30, 1997, primarily as a result of increases in average long term debt of $319.8 million for the third quarter of 1998 compared to the 1997 quarter. Long-term debt increases were primarily borrowings from the Federal Home Loan Bank with maturities of up to ten years to be utilized as part of the previously discussed capital management leveraging strategy. Net interest margin was 3.57% for the third quarter of 1998 compared to 3.87% during the 1997 period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 1998 as Compared to the Three
Months Ended September 30, 1997 (Continued)

Provision for possible credit losses was $2.2 million for the three months ended September 30, 1998 compared to $1.8 million for the three months ended September 30, 1997. Net loans charged off in the third quarter of 1998 were $1.1 million, a decrease of $154 thousand from net charge-offs of $1.3 million reported for the corresponding period of 1997. Net charge-offs of loans secured by 1-4 family residential properties decreased by $173 thousand when comparing the third quarter of 1998 to the third quarter of 1997. The decreases in net charge-offs for the third quarter of 1998 compared to the 1997 quarter were partially offset by an increase in net charge-offs of credit card outstandings and auto leases.

Securities gains were $1.7 million for the third quarter of 1998 reflecting a decrease of $1.5 million compared to third quarter 1997 gains of $3.2 million. The securities gains during the three months of 1998 resulted from the sale of floating collateralized mortgage obligations classified as securities "available for sale" having a book value of $87.9 million. The $89.6 million proceeds from the sale of securities in the third quarter of 1998 were used to reduce outstanding Federal funds purchased. The securities gains during 1997 resulted from the sale of investments in Pennsylvania bank stocks classified as equity securities "available for sale" having a book value of $7.3 million.

Total other operating income, excluding securities gains increased $998 thousand for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. Included in the increase in other income for the third quarter of 1998 compared to the third quarter of 1997 were increases in the cash surrender value of bank owned life insurance of $274 thousand, increases in noncustomer use of the Corporation's ATMs of $147 thousand, increases in insurance commissions of $211 thousand and increases in merchant discount of $154 thousand. Trust income for the three months ended September 30, 1998 increased $379 thousand over the three months ended September 30, 1997 primarily as a result of increases in mutual fund referral fees and income from employee benefit and agency accounts.

Total noninterest expense for the three months ending
September 30, 1998 was $17.2 million reflecting an increase of $652 thousand over the $16.5 million that was reported for the corresponding period of 1997. Employee costs were $9.4 million during the third quarter of 1998 reflecting an increase of $452 thousand over 1997 levels of $9.0 million. Other operating expenses for the three months ended September 30, 1998 included increases in filing and recording fees, other professional fees and losses on the sale of assets which were partially offset by decreases in advertising, director's fees and stationery and

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 1998 as Compared to the Three
Months Ended September 30, 1997 (Continued)

supplies expenses compared to the three months ended
September 30, 1997. Income taxes decreased $885 thousand for the third quarter of 1998 compared to the 1997 quarter as a result of an increase in tax free income, including income from increases in cash surrender value of bank owned life insurance. The Corporation's effective tax rate was 25.2% for the 1998 period compared to 31.4% for the 1997 period.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from deposits (primary source) and maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank. Additionally, the banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide an additional source of liquidity. Net loans increased by only $11.2 million in the first nine months of 1998 as increases in loans secured by residential real estate and municipal loans were partially offset by decreases in consumer installment and revolving credit loans. Municipal loan growth for 1998 occurred primarily in short-term tax anticipation notes.

Increases in total savings deposits of $79.8 million during the first nine months of 1998 were partially offset by decreases of $25.7 million in time deposits. Included in total savings deposits growth for the nine months of 1998 was growth of $60.0 million in the Corporation's American Dream Savings product as customers reinvested traditional savings dollars in this innovative product which offers higher interest rates than traditional savings accounts. This product was designed to build long-term customer relationships and is intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 1998 securities available for sale had an amortized cost of $546.3 million and an approximate fair value of $552.7 million. Growth of the available for sale portfolio during the first nine months of 1998 was funded by borrowings from the Federal Home Loan Bank with maturities of up to ten years which are classified as long-term debt and the sale of U.S. treasury securities classified as "securities available for sale".

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 1998 and December 31, 1997.

                                       September 30, 1998
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  521,512   $143,976   $276,597   $  942,085
Investments..............    59,495     43,830    126,728      230,053
Other interest-earning
 assets..................    37,936      3,653      3,324       44,913

  Total interest-sensitive
   assets................   618,943    191,459    406,649    1,217,051

Certificates of deposits.   324,395    197,393    335,364      857,152
Other deposits...........   819,063        -0-        -0-      819,063
Borrowings...............   102,875      1,369      1,203      105,447
  Total interest-sensitive
   liabilities........... 1,246,333    198,762    336,567    1,781,662
  GAP....................$ (627,390)  $ (7,303)  $ 70,082   $ (564,611)

ISA/ISL..................      0.50       0.96       1.21         0.68
Gap/Total assets.........     20.33%      0.24%      2.27%       18.30%

                                      December 31, 1997
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  799,956   $125,950   $250,725   $1,176,631
Investments..............    51,528     63,717    102,631      217,876
Other interest-earning
 assets..................   130,666      5,214     10,043      145,923

  Total interest-sensitive
   assets................   982,150    194,881    363,399    1,540,430

Certificates of deposits.   252,652    161,264    225,113      639,029
Other deposits...........   804,672        -0-        -0-      804,672
Borrowings...............   207,190      1,441      1,725      210,356
  Total interest-sensitive
   liabilities........... 1,264,514    162,705    226,838    1,654,057
  GAP....................$ (282,364)  $ 32,176   $136,561   $ (113,627)

ISA/ISL..................      0.78       1.20       1.60         0.93
Gap/Total assets.........      9.64%      1.10%      4.66%        3.88%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

Interest Sensitivity (continued)

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time. Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling. The income simulation model used by the Corporation captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions. The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates. The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase. The repricing strategies for loans would be inversely related.

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at September 30, 1998, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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
                                                 At September 30,
                                               1998           1997
                                             (amounts in thousands)

Nonperforming Loans:

Loans on nonaccrual basis                   $    6,274     $    7,094
Past due loans                                  13,618         12,277
Renegotiated loans                                  65            275
     Total Nonperforming Loans              $   19,957     $   19,646

Other real estate owned                     $    2,204     $    1,802

Loans outstanding at end of period          $1,934,168     $1,881,844

Average loans outstanding (year-to-date)    $1,963,378     $1,805,487

Nonperforming loans as percent of
  total loans                                    1.03%          1.04%

Provision for possible credit losses        $    5,933     $    4,422

Net charge-offs                             $    3,835     $    4,337

Net charge-offs as percent of
  average loans                                   0.20%         0.24%

Provision for possible credit losses as
  percent of net charge-offs                    154.71%       101.96%

Allowance for possible credit losses as
  percent of average loans outstanding            1.11%         1.08%

Allowance for possible credit losses as
  percent of end-of-period loans
  outstanding                                     1.13%         1.03%

Allowance for possible credit losses as
  percent of nonperforming loans                109.56%        98.79%

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

The Corporation considers a loan to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect principal or interest due according to the contractual terms of the loan. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that the Corporation expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.
Impaired loans include loans on a nonaccrual basis and renegotiated loans.

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for possible credit losses at September 30, 1998 and September 30, 1997.

                                                          1998     1997
                                                      (amounts in thousands)
Recorded investment in impaired loans at end
of period                                                $6,339   $7,369

Year to date average balance of impaired loans           $7,995   $8,217

Allowance for possible credit losses related to
impaired loans                                           $1,814   $1,733

Impaired loans with an allocation of the allowance
for possible credit losses                               $4,924    $3,259

Impaired loans with no allocation of the allowance
for possible credit losses                               $1,415    $4,110

Year to date income recorded on impaired loans on
a cash basis                                             $  118    $   86

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of September 30, 1998, there were no significant concentrations of credit.

Nonperforming loans at September 30, 1998 increased $311 thousand over 1997 levels and included increases in past due loans of $1.3 million which were partially offset by decreases in nonaccrual loans of $820 thousand. Past due loans reflected increases in commercial loans secured by real estate of $1.2 million, and commercial loans not secured by real estate of $597 thousand which were partially offset by decreases in past due loans secured by residential real estate of $773 thousand. Nonaccrual loans reflected decreases in loans secured by residential real estate and auto leases of $167 thousand and $495 thousand respectively. Nonperforming loans as a percent of total loans

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

were 1.03% at September 30, 1998 compared to 1.04% at September 30, 1997. The allowance for possible credit losses as a percent of nonperforming loans at September 30, 1998 has increased over both September 30, 1997 and year end 1997 levels.

Net charge-offs in both dollars and as a percentage of average loans at September 30, 1998 have decreased over 1997 levels. Although net charge-offs as a percentage of average loans has historically been below peer averages, this ratio slightly exceeded peer averages based on the most recent peer statistics published which used June 30, 1998 data for both the Corporation and peer comparisons. The peer group was defined using the Uniform Bank Holding Company Performance Report published by the Federal Financial Institutions Examination Council. Management does not believe that charge-offs are at a level to cause major concern.

The allowance for possible credit losses as a percent of average loans outstanding remains below peer levels but has increased when compared to year end 1997. Since all identified losses are immediately charged off, no portion of the allowance for possible credit losses is restricted to any individual credit or groups of credits and the entire allowance is available to absorb any and all credit losses. However, for analytical purposes, the allowance for possible credit losses can be thought to include an amount allocated to various loan types and an additional unallocated amount. Based on the analysis of the adequacy of the allowance for possible credit losses at September 30, 1998, the unallocated portion of the allowance in dollars has increased since year end 1997.

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

CAPITAL RESOURCES

Equity capital increased $9.9 million in the first nine months of 1998. Dividends declared reduced equity by $14.6 million during the 1998 period, while earnings retention was $10.6 million, representing an earnings retention rate of 42.2%. The retained net income remains in permanent capital to fund future growth and expansion. Debt incurred by the Corporation's Employee Stock Ownership Plan ("ESOP") to acquire the Corporation's common stock for future distribution as employee compensation, net of debt payments and fair value adjustments to Unearned ESOP shares, decreased equity by $3.5 million. Amounts paid to fund the discount on reinvested dividends and optional cash payments

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES (Continued)

reduced equity by $757 thousand. The market value adjustment to securities available for sale increased equity by $2.4 million. Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $2.2 million. Acquisition of treasury stock decreased equity by $1.1 million.

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

The Federal Reserve Board has issued risk-based capital adequacy guidelines which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization's total capital be common and other "core" equity capital ("Tier I Capital"); (2) assets and off-balance-sheet items must be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum everage ratio of Tier I capital to average total assets. The minimum leverage ratio is not specifically defined, but is generally expected to be 3-5 percent for all but the most highly rated banks, as determined by a regulatory rating system.

The table below presents the Corporation's capital position at September 30, 1998:

                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital                       $267,004            14.2%
Risk-Based Requirement                 75,212             4.0

Total Capital                         288,868            15.4
Risk-Based Requirement                150,424             8.0

Minimum Leverage Capital              267,004             9.8
Minimum Leverage Requirement           94,795             3.0

At September 30, 1998 the Corporation and its banking subsidiary are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

YEAR 2000 UPDATE

The Corporation's data processing subsidiary, Commonwealth Systems Corporation continued to test or validate year 2000 compliance during 1998. Mainframe software systems will be renovated or replaced throughout 1998 as the systems are successfully tested for the ability to properly utilize dates beyond December 31, 1999. Based upon presently available information and time estimates, the Corporation remains on schedule to achieve its goal of implementing the majority of the critical mainframe software systems by December 31, 1998.
The Corporation continues to evaluate significant suppliers and outside professional service contractors to determine the extent to which the Corporation is vulnerable to those parties' failure to remediate their own year 2000 issues. During 1998 the Corporation has continued to utilize internal resources to reprogram and test software for year 2000 modifications to the extent possible. Although the Corporation's estimate for total year 2000 project costs and estimated times for completion are subject to certain risks and uncertainties, as of September 30, 1998, the Corporation estimates that expenditures for the year 2000 issue will not have a material impact on the Corporation's financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             Not applicable.

ITEM 5.  OTHER INFORMATION

             Pending Business Combination

             On July 15, 1998, the Corporation entered into a definitive agreement to acquire Southwest National Corporation ("Southwest"). Southwest is a Pennsylvania-chartered bank holding company headquartered in Greensburg, Pennsylvania. Southwest has total assets of approximately $837 million, deposits of $640 million and equity of $86 million at September 30, 1998. The agreement provides for the issuance of 2.9 shares of First Commonwealth Financial Corporation ("First Commonwealth") common stock for each Southwest common share. The transaction has been structured to be a tax-free reorganization accounted for as pooling of interests.

             Regulatory approvals for the proposed merger were received from the Federal Reserve Bank and the PA Department of Banking on November 2, 1998 and November 4, 1998, respectively. Subject to approval from First Commonwealth and Southwest shareholders at shareholder meetings scheduled for December 15, 1998, the merger will be completed by December 31, 1998. It is anticipated that the merger will be accretive to earnings per share in 1999, the first full year of combined operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             PART II - OTHER INFORMATION (Continued)


ITEM 5.  OTHER INFORMATION (Continued)

             Branch Sale

             On October 30, 1998, First Commonwealth Bank, a wholly-owned subsidiary of the registrant closed on the sale of two branch offices located in State College, PA to Nittany Financial Corp., also located in State College, PA. Nittany Financial Corp. assumed deposit liabilities of approximately $10.2 million and purchased deposit related loans and other branch-related assets from First Commonwealth Bank. The sale resulted in a gain of approximately $949 thousand which will be included in the registrant's financial results for the fourth quarter of 1998.

             ESOP Plan Stock Purchase

             During the third quarter of 1998 the registrant's ESOP Plan began buying back the registrant's common stock. Proceeds from long-term debt incurred by the ESOP during the third and fourth quarters of 1998 in the amount of $6 million will be used to fund the stock purchases which are anticipated to be completed by November 30, 1998. Shares are expected to be distributed to employees over the next seven years and be included in compensation cost by the registrant at the shares fair value at the time of allocation to the employees.

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  NOVEMBER 13, 1998    /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  NOVEMBER 13, 1998    /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President
                             and Chief Financial
                             Officer

29