Form 10-K
period 1998-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1999-03-31
CIK 712537

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 1998 commission file number 0-11242

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

    TITLE OF CLASS                         OUTSTANDING AT March 22, 1999

Common Stock, $1 Par Value                        30,942,973 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 22, 1999), was approximately $606,292,260.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 26, 1999 are incorporated by reference into Part III.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                  First Commonwealth Financial Corporation

                                 FORM 10-K

                                   INDEX

PART I                                                        PAGE

ITEM 1.   Business

          Description of business..........................     2
          Competition......................................     4
          Supervision and regulation.......................     4

ITEM 2.   Properties.......................................     7

ITEM 3.   Legal Proceedings................................     7

ITEM 4.   Submission of Matters to a Vote of Security
           Holders.........................................     7


PART II

ITEM 5.   Market for Registrant's Common Stock and Related
           Security Holder Matters.........................     8

ITEM 6.   Selected Financial Data..........................     9

ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............    10

Item 7A.  Quantitative and Qualitative Disclosures About
           Market Risk.....................................    27

ITEM 8.   Financial Statements and Supplementary Data......    28


ITEM 9.   Disagreements on Accounting and Financial
           Disclosures.....................................    63


PART III

ITEM 10.   Directors and Executive Officers of the
            Registrant.....................................    63

ITEM 11.   Management Renumeration and Transactions........    64

ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................    64

ITEM 13.   Certain Relationships and Related Transactions..    64


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................    65
            Signatures.....................................    67

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation operates two chartered banks, First Commonwealth Bank and Southwest Bank. Financial services and insurance products are also provided through First Commonwealth Trust Company and First Commonwealth Insurance Agency. The Corporation also operates through Commonwealth Systems Corporation, a data processing subsidiary and BSI Financial Services Inc., a mortgage banking and loan servicing company.

First Commonwealth Bank ("FCB"), a Pennsylvania-chartered banking corporation headquartered in Indiana, Pennsylvania operates through divisions doing business under the following names: NBOC Bank, Deposit Bank, Cenwest Bank, First Bank of Leechburg, Peoples Bank, Central Bank, Peoples Bank of Western Pennsylvania, Unitas Bank and Reliable Bank.

On December 31, 1998 the Corporation affiliated, as a result of a statutory merger, with Southwest National Corporation ("SNC") and its wholly-owned subsidiary, Southwest Bank ("Southwest"). SNC was a Pennsylvania-chartered bank holding company headquartered in Greensburg, Pennsylvania. Southwest Bank is a Pennsylvania-chartered, federally insured commercial bank also headquartered in Greensburg, Pennsylvania which traces its origin to 1900. Upon merger, SNC was combined with the Corporation and Southwest Bank became a subsidiary of the Corporation.

Through FCB, the Corporation traces its banking origins to 1866. FCB and Southwest ("Subsidiary Banks") conduct business through 96 community banking offices in the counties of Adams (1 office), Allegheny (6), Armstrong (3), Beaver (1), Bedford (4), Blair (8), Cambria (11), Centre (2), Clearfield
(6), Elk (3), Franklin (2), Huntingdon (6), Indiana (9), Jefferson (4), Lawrence (6), Somerset (5), Washington (1), and Westmoreland (18). The Subsidiary Banks engage in general banking business and offer a full range of financial services including such general retail banking services as demand, savings and time deposits; mortgage, consumer installment and commercial loans; and credit card loans through MasterCard and VISA.

The Subsidiary Banks operate a network of 79 automated teller machines ("ATMs") which permits customers to conduct routine banking transactions 24 hours a day. Of the ATMs, 60 are located on the premises of their main or branch offices and 19 are in remote locations. All the ATMs are part of the MAC network which consists of over 23,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 45 states. The ATMs operated by the Subsidiary Banks are also part of the global MasterCard/Cirrus network which is comprised of more than 300,000 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders. Such networks allow the Subsidiary Banks' customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

In addition to funds access through the use of ATMs, the MAC debit card offered to the Subsidiary Banks' deposit customers may be used at 300,000 point of sale terminals on the MAC system as well as being used on the global MasterCard system for the purchase of goods and services. The MAC debit card provides customers with the almost universal acceptability of a credit card combined with the convenience of direct debit to the customers' checking account.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Description of Business (Continued)

First Commonwealth's corporate philosophy is to encourage its subsidiaries to operate as locally-oriented, community-based financial service affiliates, augmented by experienced, centralized support from the Corporation in selected critical areas. This local market orientation is reflected in the Subsidiary Banks' boards of directors and branch banking centers, which generally have advisory boards comprised of local business persons, professionals and other community representatives, that assist the Subsidiary Banks in responding to local banking needs. The Subsidiary Banks concentrate on customer service and business development, while relying upon the support of the Corporation in identifying operational areas that can be effectively centralized without sacrificing the benefits of a local orientation. Primary candidates for centralization are those functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, financial reporting, investment activities, funds management, internal audit, data processing and loan servicing are among the functions which are managed at the holding company level, either directly or through utilization of non-bank subsidiaries as professional resources providers.

Commonwealth Systems Corporation ("CSC") was incorporated as a Pennsylvania business corporation in 1984 by the Corporation to function as its data processing subsidiary and it has its principal place of business in Indiana, Pennsylvania. Before August 1984, it had operated as the data processing department of NBOC. CSC provides on-line general ledger accounting services and bookkeeping services for deposit and loan accounts to the Corporation, the Banking Subsidiaries and its other nonbank subsidiaries. CSC also acts as a centralized purchasing agent for the purchase of computer hardware and software products by the Corporation and subsidiaries as well as providing technical support for the installation and use of these products. It competes, principally with data processing subsidiaries of other, mostly larger, banks, on the basis of the price and quality of its services and the speed with which such services are delivered.

First Commonwealth Trust Company ("FCTC") was incorporated on January 18, 1991 as a Pennsylvania chartered trust company to render general trust services. The trust departments of subsidiary banks were combined to form FCTC, and the corporate headquarters are located in Indiana, Pennsylvania. Upon the Corporation's merger with Southwest National, the trust department of Southwest Bank was also merged into FCTC. FCTC has eight branch offices in the service areas of the Subsidiary Banks and offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

On April 1, 1996 the Corporation affiliated with BSI Financial Services Inc. ("BSI") a Pennsylvania business corporation headquartered in Titusville, Crawford County. BSI provides mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks as well as unaffiliated organizations. First Commonwealth Insurance Agency ("FCIA") was incorporated as a Pennsylvania business corporation with its principal place of business in Indiana, Pennsylvania. FCIA began operations in January 1998 as a wholly-owned subsidiary of FCB and provides a full range of insurance and annuity products to retail and commercial customers. The Corporation and its subsidiaries employed approximately 1,500 persons (full-time equivalents) at December 31, 1998.

On June 1, 1989 Commonwealth Trust Credit Life Insurance Company ("Commonwealth Trust") began operations. The Corporation owns 50% of the voting common stock of Commonwealth Trust. Commonwealth Trust provides reinsurance for credit life and credit accident and health insurance sold by the subsidiaries of the two unrelated holding company owners under a joint venture arrangement whereby the net income derived from such reinsurance inures proportionally to the benefit of the holding company selling the underlying insurance to its banks' customers.

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

Competition

The Subsidiary Banks, FCTC, BSI and FCIA face intense competition, both from within and without their service areas, in all aspects of business. The Subsidiary Banks compete for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within their service area. With respect to loans to larger businesses the Subsidiary Banks also compete with much larger banks located outside of their service area. The Subsidiary Banks also compete, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions. In recent years the Subsidiary Banks have encountered significant competition for deposits from money market funds and institutions that offer annuities located throughout the United States. Money market funds pay dividends to their shareholders (which are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by the Subsidiary Banks. Annuities accumulate interest on the amounts deposited over a predetermined time period. The depositor is then entitled to withdraw his funds for a fixed period of time or until death. The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made. In addition to savings and loan associations and credit unions, the Subsidiary Banks also compete for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout their service area. The Subsidiary Banks believe that the principal means by which they compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of their offices and ATMs, the sophistication and quality of their services and the prices (primarily interest rates) of their services. Additionally, the Subsidiary Banks intend to remain competitive by offering financial services that target specific customer needs. Examples of such specialized products include the "Sentry CD Watch" which provides certificate of deposit rates of competitors to members of the Subsidiary Banks' "Senior Accent" club, available to customers age 50 or better, and introduction of the "Too Good To Be True" mortgage product, available to first time home buyers. Specific customer needs are also met through an enhanced customer delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the Subsidiary Banks' branch offices. The Corporation will continue to enhance its customer delivery system in the future as the Internet is utilized to provide customers access to product information and on-line banking.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Supervision and Regulation (Continued)

The Bank Holding Company Act and Regulation Y of the Federal Reserve Board require every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares or substantially all of the assets of a bank or merge or consolidate with another bank holding company. The Federal Reserve Board may not approve acquisitions by the Corporation of such percentage of voting shares or substantially all the assets of any bank located in any state other than Pennsylvania unless the laws of such state specifically authorize such an acquisition.

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

Subsidiary Banks

FCB and Southwest are Pennsylvania-chartered banks and are subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"), and subject to certain regulations of the Federal Reserve Board. The areas of operation subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosures, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends, Community Reinvestment Act evaluations, mandatory external audits, establishment of branches and other aspects of operations. Under the Pennsylvania Banking Code, a state bank located in Pennsylvania may establish branches anywhere in the state.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisition. On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction. As of December 31, 1998 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, of which the following 18 are east of the Mississippi River: Connecticut, Delaware, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Rhode Island, Tennessee, Vermont and West Virginia. A similar law is applicable to savings associations and savings and loan holding companies.

It is difficult to determine the precise effects that reciprocal regional interstate banking will have on the Corporation in the future, but the law has increased, and as reciprocity becomes effective for additional states will increase further, the number of potential buyers for Pennsylvania banks and bank holding companies. The law also permits Pennsylvania bank holding companies and Pennsylvania savings and loan holding companies that desire to expand outside Pennsylvania to acquire banks, savings institutions and bank holding companies located in jurisdictions with which Pennsylvania has reciprocity.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of bank holding companies and their subsidiary banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and Pennsylvania economies and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand or the effect of such changes on the business and earnings of the Corporation or its subsidiaries.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana County Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s. The Corporation, NBOC, CSC and FCB occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and renewed during 1998 for an additional 25 years. Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines. In order to support future expansion needs and centralization of various functional areas such as loan processing, marketing, and accounting, the Corporation also owns two additional structures, free of all liens and encumbrances. These facilities currently provide office space for the Corporation, CSC, FCTC, FCB and FCIA. The Subsidiary Banks have 96 banking facilities of which 27 are leased and 69 are owned in fee, free of all liens and encumbrances. All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities. Management believes all such facilities to be in good repair and well suited to their uses. Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

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

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF." The approximate number of holders of record of the Corporation's common stock is 12,000. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1998
First Quarter           $34.250          $27.313          $0.220
Second Quarter          $29.750          $26.313          $0.220
Third Quarter           $30.563          $23.000          $0.220
Fourth Quarter          $26.813          $23.000          $0.230

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

                                                             Years Ended December 31,
                                              1998         1997         1996         1995         1994
Interest income.......................      $283,421     $254,772     $235,188     $227,182     $207,368
Interest expense......................       148,282      124,427      109,189      103,019       86,133

  Net interest income.................       135,139      130,345      125,999      124,163      121,235
Provision for possible credit losses..        15,049       10,152        6,301        5,575        4,456
  Net interest income after provision
    for possible credit losses........       120,090      120,193      119,698      118,588      116,779

Securities gains (losses).............         1,457        6,825        1,599         (603)       5,536
Other operating income................        24,881       18,716       17,359       15,996       15,468
Merger and related charges............         7,915          -0-          -0-          -0-          -0-
Other operating expenses..............        92,286       88,857       85,299       83,689       82,680
      Income before taxes and extra-
       ordinary items.................        46,227       56,877       53,357       50,292       55,103
Applicable income taxes...............        12,229       17,338       16,164       15,728       17,761
      Net income before extraordinary
       items..........................        33,998       39,539       37,193       34,564       37,342
Extraordinary items (less applicable
  taxes of $336)......................          (624)         -0-          -0-          -0-          -0-
Net income............................      $ 33,374     $ 39,539     $ 37,193     $ 34,564     $ 37,342

Per Share Data
  Net income before extraordinary
   items..............................         $1.11        $1.28        $1.19        $1.11        $1.18
  Extraordinary items.................         (0.02)        0.00         0.00         0.00         0.00
  Net income..........................         $1.09        $1.28        $1.19        $1.11        $1.18

  Dividends declared..................         $0.89        $0.82        $0.74        $0.66        $0.58

  Average shares outstanding..........    30,666,786   30,835,949   31,155,043   31,236,202   31,689,718

Per Share Data Assuming Dilution
  Net income before extraordinary
   items..............................         $1.10        $1.28        $1.19        $1.10        $1.18
  Extraordinary items.................         (0.02)        0.00         0.00         0.00         0.00
  Net income..........................         $1.08        $1.28        $1.19        $1.10        $1.18

  Dividends declared..................         $0.89        $0.82        $0.74        $0.66        $0.58

  Average shares outstanding..........    30,833,013   30,922,837   31,190,895   31,281,960   31,763,564

At End of Period
  Total assets........................    $4,096,789   $3,668,557   $3,339,996   $3,075,123   $3,020,204
  Investment securities...............     1,525,332    1,015,798      901,411      960,588    1,018,228
  Loans and leases, net of unearned
    income............................     2,374,850    2,436,337    2,236,523    1,935,938    1,790,684
  Allowance for possible credit losses        32,304       25,932       25,234       23,803       22,375
  Deposits............................     2,931,131    2,884,343    2,756,111    2,586,545    2,493,135
  Long-term debt......................       630,850      193,054       52,737        7,168        9,549
  Shareholders' equity................       355,405      354,323      341,522      329,486      293,237

Key Ratios
  Return on average assets............         0.85%        1.15%        1.17%       1.14%        1.25%
  Return on average equity............         9.13%       11.31%       11.07%      11.02%       12.61%
  Net loans to deposit ratio..........        79.92%       83.57%       80.23%      73.93%       70.93%
  Dividends per share as a percent of
    net income per share..............        81.65%       64.06%       62.18%      59.46%       49.15%
  Average equity to average assets
    ratio.............................         9.28%       10.16%       10.53%      10.38%        9.93%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (the "Corporation") for the years ended
December 31, 1998, 1997 and 1996 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

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

The Corporation acquired Southwest National Corporation and its subsidiary ("Southwest") effective December 31, 1998. The merger was accounted for as a pooling of interests and accordingly, all financial statements have been restated as though the merger had occurred at the beginning of the earliest period presented. During the fourth quarter of 1997 the Corporation formed First Commonwealth Insurance Agency ("FCIA") as a subsidiary of First Commonwealth Bank ("FCB"), a commercial banking subsidiary of the Corporation. FCIA began marketing a wide range of insurance and annuity products to the Corporation's retail and commercial customers beginning January 1, 1998. The Corporation acquired BSI Financial Services Inc. ("BSI") effective April 1, 1996. The BSI merger was accounted for as a purchase transaction, whereby the results of operations of BSI from the date of acquisition are included in the Corporation's financial statements.

Results of Operations

Net income in 1998 was $33.4 million, a decrease of $6.1 million from the 1997 level of $39.5 million and compared to $37.2 million reported in 1996. Basic earnings per share decreased $0.19 per share in 1998 to $1.09. The decrease in net income and basic earnings per share for 1998 was primarily the result of merger and other related charges of $7.9 million incurred during 1998. These charges include merger expenses for the acquisition of Southwest National Corporation, early retirement and postretirement benefit accruals and premises and equipment expenses to standardize depreciation methods. On a net of tax basis the impact of these merger and other related charges decreased earnings per share by $0.19 in 1998. Net income and basic earnings per share for 1998 also reflected a pre-tax decrease of $0.17 as a result of lower securities gains during 1998 compared to 1997 levels. Net income and basic earnings per share for 1998 were impacted favorably by increases in net interest margin and other income and negatively impacted by an increase in the provision for possible credit losses. Extraordinary items for 1998 resulted from a single transaction whereby the Corporation incurred a cost of $960 thousand for the prepayment of FHLB term borrowings. This transaction was executed as part of the Corporation's repositioning of its balance sheet to reduce exposure to declining interest rates. The increase in basic earnings per share of $0.09 generated during 1997 reflected increases in net interest income and securities gains. Net income and basic earnings per share for 1997 were negatively impacted by increases in the provision for possible credit losses and salary and benefit expenses. Return on average assets was 0.85% and return on average equity was 9.13% during 1998 compared to 1.15% and 11.31%, respectively for 1997. Return on average assets was 1.17% during 1996 while return on average equity was 11.07%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the impact of changes in net income on earnings per share:

                                            1998              1997
                                             vs.               vs.
                                            1997              1996

Net income per share, prior year           $1.28             $1.19

Increase (decrease) from changes in:
  Net interest income                       0.18              0.18
  Provision for possible credit losses     (0.16)            (0.13)
  Security transactions                    (0.17)             0.17
  Other income                              0.21              0.05
  Salaries and employee benefits           (0.06)            (0.11)
  Occupancy and equipment costs             0.01             (0.02)
  Merger and other related charges         (0.26)             0.00
  Other expenses                           (0.08)            (0.01)
  Provision for income taxes                0.16             (0.04)
  Extraordinary items, net of tax          (0.02)             0.00

Net income per share                       $1.09             $1.28

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $135.1 million in 1998 compared to $130.3 million in 1997 and $126.0 million in 1996. The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 1998.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis
                                                     Average Balance Sheets and Net Interest Analysis
                                                                (Dollar Amounts in Thousands)

                                             1998                             1997                             1996
                                 Average    Income/   Yield or    Average    Income/   Yield or    Average    Income/   Yield or
                                 Balance    Expense   Rate(a)     Balance    Expense   Rate(a)     Balance    Expense   Rate(a)
Assets
Interest-earning assets:
  Time deposits with banks    $    3,692    $    230    6.23%   $    4,663   $    236    5.06%  $    7,504    $    419    5.58%
  Investment securities        1,271,319      78,205    6.43       931,017     55,490    6.24      950,684      56,006    6.16
  Federal funds sold              35,521       1,893    5.33        12,653        689    5.45       22,752       1,207    5.31
  Loans (b) (c), net of
    unearned income            2,439,436     203,093    8.43     2,330,657    198,357    8.60    2,060,196     177,556    8.69
   Total interest-
      earning assets           3,749,968     283,421    7.72     3,278,990    254,772    7.91    3,041,136     235,188    7.87

Noninterest-earning assets:
  Cash                            78,999                            77,259                          81,115
  Allowance for credit losses    (27,388)                          (25,510)                        (24,827)
  Other assets                   138,114                           110,112                          94,163
   Total noninterest-
      earning assets             189,725                           161,861                         150,451
    Total Assets              $3,939,693                        $3,440,851                      $3,191,587

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing
    demand deposits (d)       $  341,835    $  7,579    2.22%   $  271,321   $  5,042    1.86%  $  265,964    $  4,093    1.54%
  Savings deposits (d)           715,814      21,379    2.99       737,725     22,752    3.08      721,509      20,792    2.88
  Time deposits                1,530,491      85,002    5.55     1,517,972     84,806    5.59    1,387,899      76,301    5.50
  Short-term borrowings          195,334      10,214    5.23       156,470      8,108    5.18      132,527       6,777    5.11
  Long-term debt                 430,677      24,108    5.60        65,820      3,719    5.65       20,317       1,226    6.03
    Total interest-
      bearing liabilities      3,214,151     148,282    4.61     2,749,308    124,427    4.53    2,528,216     109,189    4.32

Noninterest-bearing
 liabilities and capital:
  Noninterest-bearing
    demand deposits (d)          328,720                           311,304                         299,285
  Other liabilities               31,177                            30,541                          28,073
  Shareholders' equity           365,645                           349,698                         336,013
    Total noninterest-
      bearing funding sources    725,542                           691,543                         663,371
      Total Liabilities and
        Shareholders' Equity  $3,939,693                        $3,440,851                      $3,191,587

 Net Interest Income and
    Net Yield On Interest-
    earning Assets                          $135,139    3.77%                $130,345    4.12%                $125,999    4.28%

(a) Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b) Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c) Loan income includes net loan fees.
(d) Average balances for 1998 and 1997 do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Both interest income and interest expense increased over 1997 levels as volumes increased. Average interest-earning assets increased $471.0 million while average interest-bearing liabilities increased $464.8 million in 1998. Average loans increased $108.8 million in 1998 and were supported by deposit growth and short-term borrowings. Average investments increased $340.3 million and were funded by long-term Federal Home Loan Bank borrowings.

Asset yields, on a tax-equivalent basis, decreased 19 basis points (0.19%) during 1998 to 7.72% from 7.91% reported in 1997 and compared to 7.87%
reported in 1996.   The decline in loan yields which began in the fourth
quarter of 1995 has continued throughout 1997 and 1998. Loan yields declined 17 basis points (0.17%) during 1998 to 8.43% from 8.60% reported for 1997 and compared to 8.69% during 1996. The 1998 period reflected decreased yields in all loan categories except personal revolving credit loans which reflected an increase of 213 basis points (2.13%) over 1997 levels. The 1998 decline in loan yields included declines of 18 basis points (0.18%) for mortgage loans, 34 basis points (0.34%) for installment loans and 49 basis points (0.49%) for home equity loans. The mortgage portfolio continues to be impacted by loan refinancings and loans maturing at higher interest rates than current market rates. Loan yields on innovative loan products introduced in previous years which bear lower introductory interest rates began to increase during 1998 as these products aged and introductory interest rates were no longer offered on aged loans but since many of these loans are still at introductory rates these products continue to generate lower yields than the mortgage loan portfolio as a whole. Although loan yields declined during 1998, interest income on loans increased $4.7 million over 1997 levels as a result of increases due to volume of $9.3 million which were partially offset by decreases due to rate of $4.6 million.

Interest income on investments increased $22.7 million during 1998 primarily as a result of increases due to volume of $22.2 million and increases due to rate of $1.3 million for U.S. government agency securities. Average balances of U.S. government agency securities for 1998 increased $348.6 million over 1997 averages as part of a capital management leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agency securities. Yields on investments for the 1998 period reflected an increase of 19 basis points (0.19%) over 1997 yields and included an increase on U.S. government agency securities of 20 basis points (0.20%) for the 1998 period compared to 1997. Although prepayments of mortgage backed securities ("MBS") continued to increase during 1998 over 1997 levels, these prepayments have not increased beyond acceptable levels. The primary risk of owning MBS relates to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment speeds. As interest rates increase, prepayment speeds generally decline, resulting in a longer average life of a MBS. Conversely as interest rates decline, prepayment speeds increase, resulting in a shorter average life of a MBS. Using computer simulation models, the Corporation tests the average life and yield volatility of all MBS's under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits. The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. government and agency securities.

The cost of funds for 1998 increased 8 basis points (0.08%) over 1997 costs of 4.53% and compared to costs of 4.32% for 1996. Interest on deposits increased $1.4 million in 1998 and included increases in interest-bearing demand deposits of $2.5 million which were partially offset by decreases in interest on savings accounts of $1.4 million compared to 1997 levels. Average interest-bearing demand deposits for 1998 increased $70.5 million over 1997 averages. This increase in interest-bearing demand deposits for 1998 occurred primarily in a secured cash manager product utilized by municipalities. This secured cash manager product allows the municipality to sweep excess balances from noninterest-bearing accounts into an interest-bearing account which offers higher interest rates than traditional N.O.W. accounts.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Interest expense on short-term borrowings increased $2.1 million during 1998 primarily as a result of increases in average borrowings of $38.9 million over 1997 averages. Increases in interest expense on long-term debt of $20.4 million during 1998 were primarily a result of increases in average borrowings of $364.9 million over 1997 averages. The long-term debt increase for 1998 was a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years to be utilized as part of the above mentioned capital management leveraging strategy. The average spread of this leverage strategy was approximately 1.13% during the 1998 period. During 1998 interest income before taxes on these investments exceeded the funding costs by $4.9 million.

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets), was 3.77% during 1998 compared to 4.12% in 1997 and 4.28% in 1996. The Corporation's use of computer modeling to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion herein.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

                                    Analysis of Year-to-Year Changes in Net Interest Income
                                               (Dollar Amounts in Thousands)

                                       1998 Change from 1997                    1997 Change from 1996
                                 Total     Change Due    Change Due       Total     Change Due    Change Due
                                 Change    to Volume      to Rate         Change    to Volume      to Rate
Interest-earning assets:
    Time deposits with banks   $    (6)     $   (49)      $    43         $  (183)     $  (158)      $   (25)
    Securities                  22,715       21,241         1,474            (516)      (1,211)          695
    Federal funds sold           1,204        1,246           (42)           (518)        (536)           18
    Loans                        4,736        9,351        (4,615)         20,801       23,514        (2,713)
      Total interest income     28,649       31,789        (3,140)         19,584       21,609        (2,025)
Interest-bearing liabilities:
    Deposits                     1,360        1,334            26          11,414        7,701         3,713
    Short-term borrowings        2,106        2,014            92           1,331        1,224           107
    Long-term debt              20,389       20,613          (224)          2,493        2,747          (254)
      Total interest expense    23,855       23,961          (106)         15,238       11,672         3,566
      Net interest income      $ 4,794      $ 7,828       $(3,034)        $ 4,346      $ 9,937       $(5,591)

The provision for possible credit losses is an amount added to the allowance against which credit losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The provision for possible credit losses was $15.0 million in 1998 compared to $10.2 million in 1997 and $6.3 million in 1996. This brought the allowance for possible credit losses to $32.3 million at December 31, 1998, for a ratio of 1.36% of actual loans outstanding. Although net charge-offs for 1998 reflect a decrease of $777 thousand over 1997 levels, net charge-offs have not returned to historic levels, therefore the additional provision of $4.2 million in the fourth quarter of 1998 reflects changing economic conditions. Net charge-offs for 1998 reflected decreases in consumer installment and revolving credit loans of $839 thousand and commercial loans not secured by real estate of $253 thousand which were partially offset by increases in net charge-offs of auto leases of $329 thousand. Net charge-offs against the allowance for possible credit losses were $8.7 million, or 0.36% of average total loans in 1998. This compared to $9.5 million in 1997 and $4.9 million in 1996. Net charge-offs were 0.41% and 0.24% of average total loans during 1997 and 1996, respectively. Net charge-offs as a percent of average total loans exceed peer averages when comparing the Corporation results at December 31, 1998 to the most recent peer averages from September 30, 1998. The peer group was defined as all bank holding companies in the country with assets ranging between $3 billion and $10 billion. Although the allowance for possible credit losses as a percentage of average loans outstanding is below peer averages the additional provision recorded in the fourth quarter of 1998 brings the ratio closer to peer when comparing the Corporation's

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

ratio from December 31, 1998 to the most recent peer averages from September 30, 1998. For an analysis of credit quality, see the "Credit Review" section of this discussion.

The following table presents an analysis of the consolidated allowance for possible credit losses for the five years ended December 31, 1998 (dollars in thousands):

                                    Summary of Loan Loss Experience

                                           1998       1997       1996       1995      1994
Loans outstanding at end of year        $2,374,850 $2,436,337 $2,236,523 $1,935,938 $1,790,684

Average loans outstanding               $2,439,436 $2,330,657 $2,060,196 $1,846,507 $1,672,546

Allowance for possible credit losses:
Balance, beginning of year              $   25,932 $   25,234 $   23,803 $   22,375 $   20,934

Loans charged off:
  Commercial, financial and agricultural     1,513      1,473        633      1,188      1,279
  Loans to individuals                       7,293      8,022      5,069      3,717      3,059
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                       812        664        440        218         23
  Real estate-residential                      690        819        195        481        266
  Lease financing receivables                  319        -0-         26         52         52
    Total loans charged off                 10,627     10,978      6,363      5,656      4,679

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       462        223        263        159        291
  Loans to individuals                       1,328      1,218      1,033      1,067      1,030
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                        70         13         83         56        249
  Real estate-residential                       87         57        109        128         87
  Lease financing receivables                    3         13          5         99          7
    Total recoveries                         1,950      1,524      1,493      1,509      1,664
    Net loans charged off                    8,677      9,454      4,870      4,147      3,015
Provision charged to expense                15,049     10,152      6,301      5,575      4,456

Balance, end of year                    $   32,304 $   25,932 $   25,234 $   23,803 $   22,375

Ratios:
  Net charge-offs as a percentage
    of average loans outstanding             0.36%      0.41%      0.24%      0.22%      0.18%
  Allowance for possible credit losses
    as a percentage of average loans
    outstanding                              1.32%      1.11%      1.22%      1.29%      1.34%

Net securities gains decreased $5.4 million in 1998 from $6.8 million reported in 1997 and compared to $1.6 million in 1996. The securities gains during 1998 resulted in part from the third and fourth quarter sales of floating collateralized mortgage obligations classified as securities "available for sale" having book values of $87.9 million and $16.1 million respectively, which resulted in security gains of $1.7 million during the third quarter and security losses of $803 thousand during the fourth quarter. These securities were sold to reduce the exposure to accelerated prepayments as interest rates were expected to fall. The $89.6 million proceeds from the sale of securities in the third quarter of 1998 were used to reduce outstanding Federal funds purchased while the $15.3 million proceeds in the fourth quarter were reinvested in higher yielding municipal securities. The 1998 securities gains also included the first quarter sale of U.S. Treasury securities classified as securities "available for sale" having a book value of $45.8 million with the proceeds being reinvested in mortgage backed and other U.S. government agency securities with similar average expected maturities. Securities losses of $586 thousand were incurred during the fourth quarter of 1998 primarily as a result of the sale of mutual funds classified as equity securities having a book value of $5.8 million. Additional security gains were incurred during the fourth quarter of 1998 as a result of the sale of Pennsylvania bank stocks having a book value of $5.2 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The securities gains during 1997 and 1996 resulted primarily from the sale of investments in Pennsylvania bank stocks. These equity securities had book values of $17.4 million and $6.8 million and were sold for gains of $6.7 million and $1.5 million during 1997 and 1996 respectively.

Trust income reflected an increase in 1998 of $830 thousand over 1997 levels as the book value of assets managed continued to increase. The 1998 increase in trust income occurred primarily in fees from employee benefit accounts, agency/custodial accounts and retail mutual fund commissions and trailer fees. Service charges on deposits decreased by $158 thousand during 1998 but are expected to increase during 1999 as fee schedules for the Corporation's subsidiary banks are evaluated and standardized. Service charges on deposits increased during 1997, primarily as a result of changes in the fee structure and introduction of a debit card product at Southwest Bank.

Other income increased $5.5 million in 1998 to $11.4 million from $5.9 million reported in 1997 and can be compared to $5.4 million in 1996. Included in the increase in other revenue for 1998 were increases in gains on sales of assets of $2.4 million over 1997 levels. The Corporation sold $52.5 million of 1-4 family residential mortgage loans during the fourth quarter of 1998 which resulted in a gain of $1.3 million. The Corporation mitigated prepayment risk through the sale of mortgage loans bearing higher interest rates than current market rates and reduced interest rate risk through the sale of mortgage loans bearing interest rates which were lower than current market rates. As a result of branch analysis including the evaluation of the potential sale or consolidation of branches competing in the same market area, the Corporation sold two of its branches located in State College, Pennsylvania. The premium on sale of $10.1 million of deposits from the State College branches resulted in a gain of $950 thousand in the fourth quarter of 1998. Other revenue continued to be favorably impacted by income from the increase in cash surrender value of bank owned life insurance which increased by $1.2 million during 1998. Insurance commissions, primarily those generated from FCIA increased $288 thousand during 1998 compared to 1997. Charges for non-customer use of the Corporation's ATMs continued to favorably impact other revenue, reflecting an increase of $607 thousand for 1998 over 1997 levels. Additional increases in other revenue for 1998 occurred in MAC and debit card income, charge card merchant discount and charge card equipment rental compared to 1997 revenues.

Total other operating expenses increased $11.3 million to $100.2 million in 1998 and compared to $88.9 million and $85.3 million in 1997 and 1996, respectively. Employee costs were $48.7 million for 1998, reflecting an increase of $1.6 million over $47.1 million reported in 1997 and compared to $44.1 million reported in 1996. The most notable increase in employee benefit costs for 1998 over 1997 levels was an increase in health insurance costs due to a rate increase. Salary and benefit increases of $3.0 million for 1997 compared to 1996 reflected merit increases, an increase in full time equivalent employees and the inclusion of BSI for twelve months of 1997. Decreases in deferred loan origination costs also increased employee costs for 1997 over 1996 levels. Although employee costs in dollars has increased, employee costs as a percentage of average assets has continued to decline to 1.24% for 1998 from 1.37% in 1997 and 1.38% in 1996. Salary levels are generally maintained through attrition management programs.

Net occupancy and furniture and equipment costs decreased $373 thousand during 1998 after reflecting an increase of $621 thousand during 1997. All categories of occupancy expense reflected decreases during 1998 while furniture and equipment expense included decreases in maintenance and repairs which were partially offset by an increase in depreciation during 1998. Net occupancy and furniture and equipment expense increases for 1997 resulted primarily from increases in building rental expense, building repairs, and depreciation. These 1997 increases were primarily the result of the construction of new branches during 1996 and 1997 as well as remodeling of existing branches.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Outside data processing expenses were $3.1 million for 1998 compared to $3.0 million and $3.1 million for 1997 and 1996 respectively. Outside data processing expenses would be expected to decline in the future when outsourced processing for Southwest Bank is converted to the Corporation's data processing subsidiary. Pennsylvania shares tax expense increased $201 thousand during 1998 and $129 thousand in 1997 as shareholder's equity of subsidiary banks continued to rise. FDIC expenses which are included in other operating expenses, decreased $860 thousand for 1997 and $1.8 million for 1996.

Merger expenses incurred during the acquisition of Southwest National Corporation for legal, accounting, printing, filing and other professional services total $1.6 million and were expensed during the fourth quarter of 1998. As part of the evaluation of appropriate staffing levels for the Corporation after inclusion of Southwest, an early retirement plan was offered to employees during the fourth quarter of 1998. Salary and benefit costs of the early retirement plan in the amount of $4.7 million are included in merger and other related charges for 1998, as approximately 5% of employees took advantage of this opportunity. The success of the early retirement plan accelerated the process of right-sizing the Corporation beyond normal attrition management by adjusting employment levels quickly while continuing the Corporation's tradition of not laying off employees due to merger activity. In anticipation of the merger of Southwest benefit plans into those of the Corporation in the near future, Southwest curtailed their postretirement benefit plan during the fourth quarter of 1998. An additional accrual adjustment of $1.1 million related to this curtailment is included in merger and other related charges for 1998. Additional merger and other related charges of $462 thousand were incurred during 1998 to standardize depreciation for Southwest to that of the Corporation and to write-off signs and supplies that become obsolete as a result of the merger.

Other operating expenses increased $1.9 million during 1998 to $24.5 million and compared to $22.6 million reported in 1997 and $22.7 million reported in 1996. Lease residual insurance costs, operational losses and charge-offs and software depreciation and maintenance expenses for 1998 reflected increases of $192 thousand, $403 thousand and $325 thousand respectively over 1997 levels. Loan processing expenses increased $353 thousand for 1998 compared to 1997, while accelerated prepayment speeds for loans in the fourth quarter of 1998 resulted in an increase in the amortization of purchased mortgage servicing rights of $336 thousand over 1997 amortization. Other professional fees for 1998 increased $753 thousand over amounts recorded for 1997. Outside professionals were contracted under limited engagements to review the Corporation's asset/liability management model, analyze fee structures and recommend modifications and to provide research and consulting services for marketing, customer profitability analysis and branch automation initiatives. It is anticipated that the use of outside professionals for these types of limited engagements will decline in the future as both Southwest and the Corporation benefit from the combined resources and talents available as a result of the merger. Other professional fees for 1998 also reflected increases due to the inclusion of FCIA expenses for the 1998 period.

Income tax expense was $12.2 million during 1998 representing a decrease of $5.1 million over the 1997 total of $17.3 million and compared to $16.2 million in 1996. The decrease in income tax expense for 1998 resulted primarily from an increase in tax-free income and a decrease in income before taxes due to early retirement and other merger related charges incurred during 1998. Income tax expense increased $1.1 million during 1997. The Corporation's effective tax rate was 26.5% for 1998 compared to 30.5% for 1997 and 30.3% for 1996. The decrease in the Corporation's effective tax rate for 1998 resulted primarily from an increase in tax-free income, including income from tax-free investment securities and bank owned life insurance.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

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

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Increased competition from nonbanking sources such as mutual funds may require banks to shift to alternative funding from other borrowings. Although this is not significant at the end of 1998, it could become more consequential in the future. Core deposits increased $76.7 million in 1998 while total deposits increased $46.8 million for 1998. Non-core deposits, which are time deposits in denominations of $100 thousand or more represented 10.21% of total deposits at December 31, 1998, down from 11.42% of total deposits at December 31, 1997. Non-core deposits increased by $43.2 million in 1997 primarily as a result of an increase in public funds. Time deposits of $100 thousand or more at December 31, 1998, 1997 and 1996 had remaining maturities as follows:

                                                     Maturity Distribution of
                                                 Large Certificates of Deposit
                                                  (Dollar Amounts in Thousands)

                                           1998               1997               1996
                                     Amount  Percent    Amount  Percent    Amount   Percent
Remaining Maturity:
3 months or less                    $151,121   50%     $ 92,481   28%     $ 96,314    34%
Over 3 months through 6 months        40,363   14        64,874   20        41,404    15
Over 6 months through 12 months       27,546    9        53,428   16        49,942    17
Over 12 months                        80,382   27       118,524   36        98,431    34
    Total                           $299,412 100%      $329,307  100%     $286,091   100%

Net loans decreased $67.9 million during 1998 as consumer installment and real estate loans secured by residential properties decreased by $42.4 million and $38.5 million respectively compared to year-end 1997. The reduction in residential real estate loans was the result of the sale of mortgage loans including the sale of $52.5 million during the fourth quarter of 1998. As discussed previously, the sale of these loans allowed the Corporation to reduce interest rate and prepayment risk. Although not reflected in year-end balances, the volume of residential mortgage loans originated during 1998 remained strong. New mortgage loan product offerings scheduled for 1999 are expected to have a favorable impact on loan volumes. The reduction in loans to individuals during 1998 was due in part to a decrease in indirect auto loans at Southwest. Competitive rates and aggressive marketing programs for loans to individuals including indirect auto lending at Southwest are planned for 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis


Below is a schedule of loans by classification for the five years ended December 31, 1998.

                                                          Loans by Classification
                                                       (Dollar Amounts in Thousands)

                                   1998               1997               1996               1995               1994
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
Commercial, financial,
  agricultural and
  other                    $  377,733    16%  $  363,699    15%  $  316,550     14%  $  254,311    13%  $  218,035    12%
Real estate-construction       33,097     1       35,308     1       39,120      2       32,914     2       34,204     2
Real estate-commercial        387,166    16      384,794    16      356,106     16      347,543    18      321,238    17
Real estate-residential     1,009,903    42    1,048,405    43      941,147     41      801,306    40      765,822    42
Loans to individuals          517,907    22      569,742    23      578,204     25      519,949    26      467,518    25
Net leases                     56,423     3       51,245     2       36,329      2       24,190     1       30,498     2
  Gross loans and
   leases                   2,382,229   100%   2,453,193   100%   2,267,456    100%   1,980,213   100%   1,837,315   100%
Unearned income                (7,379)           (16,856)           (30,933)            (44,275)           (46,631)
  Total loans, and leases
   net of unearned income  $2,374,850         $2,436,337         $2,236,523          $1,935,938         $1,790,684

An additional source of liquidity is marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale." While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of December 31, 1998, securities available for sale had an amortized cost of $1.0 billion and an approximate fair value of $1.0 billion. Gross unrealized gains were
$5.6 million and gross unrealized losses were $2.1 million.   Based upon the
Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed to be more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity. Below is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 1998.

                                                   Maturity Distribution of Securities Held to Maturity
                                                         (Dollar Amounts in Thousands)

                                                                       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $  2,023               $  2,556        $   -0-      $  4,579     6.41%
After 1 but within 5 years                        66,769                 24,192         11,728       102,689     6.33
After 5 but within 10 years                      180,376                 27,085            358       207,819     6.17
After 10 years                                    80,929                 86,680            -0-       167,609     6.48
     Total                                      $330,097               $140,513        $12,086      $482,696     6.32%

                                              Maturity Distribution of Securities Available for Sale
                                                               At Amortized Cost
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $ 22,717                $ 1,074        $   529     $   24,320    5.51%
After 1 but within 5 years                       129,112                 10,877            380        140,369    6.18
After 5 but within 10 years                      104,751                 10,435         34,819        150,005    6.36
After 10 years                                   665,834                 13,839         44,749        724,422    6.61
     Total                                      $922,414                $36,225        $80,477     $1,039,116    6.49%

*Yields are calculated on a tax-equivalent basis.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 1998 and 1997 (Dollar Amounts in Thousands):

                                                            1998
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  765,948    $168,297       $293,082      $1,227,327
Investments                              59,942      87,042        149,497         296,481
Other interest-earning assets            38,048       4,120          6,207          48,375
     Total interest-sensitive
       assets                           863,938     259,459        448,786       1,572,183

Certificates of deposit                 359,487     323,760        318,282       1,001,529
Other deposits                        1,094,125         -0-            -0-       1,094,125
Borrowings                              142,509       1,085          2,413         146,007
     Total interest-sensitive
       liabilities                    1,596,121     324,845        320,695       2,241,661
     Gap                             $ (732,183)   $(65,386)      $128,091      $ (669,478)

ISA/ISL                                    0.54        0.80           1.40            0.70
Gap/Total assets                         17.87%       1.60%          3.13%          16.34%

                                                            1997
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $1,010,147    $153,279       $277,296      $1,440,722
Investments                              68,650      86,001        126,173         280,824
Other interest-earning assets           157,721       5,214         10,043         172,978
     Total interest-sensitive
       assets                         1,236,518     244,494        413,512       1,894,524

Certificates of deposit                 341,898     214,522        310,138         866,558
Other deposits                        1,013,190         -0-            -0-       1,013,190
Borrowings                              216,721       1,441          1,725         219,887

     Total interest-sensitive
       liabilities                    1,571,809     215,963        311,863       2,099,635
     Gap                             $ (335,291)   $ 28,531       $101,649      $ (205,111)

ISA/ISL                                    0.79        1.13           1.33            0.90
Gap/Total assets                          9.14%       0.78%          2.77%           5.59%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at December 31, 1998, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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

Final loan maturities and rate sensitivity of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 1998 were as follows (Dollar Amounts in Thousands):

                               Within One   One to     After
                                  Year      5 Years   5 Years   Total

Commercial and industrial       $167,950   $ 55,098  $ 57,116  $280,164
Financial institutions               -0-        105       -0-       105
Real estate-construction          17,277      7,142     8,678    33,097
Real estate-commercial            77,310     53,595   256,261   387,166
Other                             33,640     19,246    44,578    97,464
      Totals                    $296,177   $135,186  $366,633  $797,996

Loans at fixed interest rates                95,374   207,728
Loans at variable interest rates             39,812   158,905
      Totals                               $135,186  $366,633

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

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

Additional credit review procedures regarding year 2000 issues were established for commercial loan customers during 1998. These procedures include the gathering of information to evaluate new customers' year 2000 risk and modifying loan covenants to mitigate the Corporation's credit risk due to loan customers failure to remediate their year 2000 issues. All current commercial loan customers were contacted by direct mail to increase customer awareness of how the year 2000 date change may affect them. Credit risk inherent in the existing loan portfolio related to year 2000 issues was assessed through review of the Corporation's largest commercial credits. In addition to direct mail contact, large commercial customers were contacted by phone to improve awareness and to gather information needed for evaluation of year 2000 credit risk. Economic factors used in evaluating the adequacy of the allowance for possible credit losses have also been expanded to include the impact of year 2000 problems.

Real estate construction loans are granted for the purposes of constructing improvements to real property, both commercial and residential. On-site inspections are conducted by qualified individuals prior to periodic permanent project financing, which is generally committed prior to the commencement of construction financing.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

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

                                        Allocation of the Allowance for Possible Credit Losses
                                                    (Dollar Amounts in Thousands)
                                           1998       1997       1996       1995       1994
Commercial, industrial, financial,
  agricultural and other                 $ 4,375    $ 3,726    $ 3,628    $ 2,482    $ 2,870
Real estate-construction                     414        415        461        330        329
Real estate-commercial                     5,119      4,912      4,731      4,170      3,930
Real estate-residential                   10,319      8,595      8,145      6,420      6,463
Loans to individuals                       5,223      4,583      4,933      3,892      3,783
Lease financing receivables                  512        393        285        162        243
Unallocated                                6,342      3,308      3,051      6,347      4,757
    Total                                $32,304    $25,932    $25,234    $23,803    $22,375
Allowance as percentage
  of average total loans                   1.32%      1.11%      1.22%      1.29%      1.34%

The unallocated portion of the allowance for possible credit losses increased to $6.3 million for 1998 from $3.3 million reported in 1997. The unallocated portion of the allowance for possible credit losses represented 19.6% of the total allowance for 1998 compared to 12.8% of the total allowance for 1997 and is more in line with historical levels. Although net charge-offs have decreased for the 1998 period compared to 1997 levels, net charge-offs for 1998 became higher than peer averages. The allowance for possible credit losses at December 31, 1998 provides for this change in the Corporation's trend in credit loss experience exceeding peers, rather than continuation of the historic trend which has been favorable in comparison to peers. The Corporation continues to monitor changing economic conditions and their potential impact on credit risk and based on this analysis deemed it appropriate to provide for these economic conditions by increasing the provision for possible credit losses in the fourth quarter of 1998. This increase brings the allowance for possible credit losses, which has historically lagged behind peer levels closer to peer averages when comparing actual results from December 31, 1998 to the most recent peer results available from September 30, 1998.

Other than those described below, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. The following table identifies nonperforming loans at December 31. A loan is placed in a nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

                                           Nonperforming and Impaired Assets and Effect on Interest
                                                          Income Due to Nonaccrual
                                                       (Dollar Amounts in Thousands)

                                               1998        1997        1996       1995       1994
Loans on nonaccrual basis                    $ 9,677     $11,387     $ 9,536     $ 8,782    $10,811
Past due loans                                15,780      13,955      14,046       9,410      7,829
Renegotiated loans                                64          67         280         803        733
   Total nonperforming loans                 $25,521     $25,409     $23,862     $18,995    $19,373

Nonperforming loans as a percentage of
  total loans                                  1.07%       1.04%       1.07%       0.98%      1.08%

Allowance as percentage of nonperforming
  loans                                      126.58%     102.06%     105.75%     125.31%    115.50%

Other real estate owned                      $ 2,370     $ 1,950     $ 1,732     $ 1,467    $ 2,405

Gross income that would have been
  recorded at original rates                 $   961     $ 1,017     $   799     $   946    $ 1,170

Interest that was reflected in income            286         146         223         241        287

Net reduction to interest income due to
   nonaccrual                                $   675     $   871     $   576     $   705    $   883

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

The level of nonperforming loans at year-end 1998 remains stable in dollar amount when compared to 1997 levels. Nonperforming loans as a percentage of total loans increased over 1997 levels but is in line with historic levels. The increase in this ratio is due in part to the reduction in outstanding loans at December 31, 1998. The ratio of the allowance for possible credit losses as a percentage of nonperforming loans at December 31, 1998 was 126.58% an increase over 1997 levels.

Management believes that the allowance for possible credit losses and nonperforming loans remained safely within acceptable levels.

Capital Resources

Equity capital increased $1.1 million in 1998 to $355.4 million. Dividends declared decreased equity by $26.0 million during 1998, an increase over dividends for the 1997 period as the dividend rate was increased. The retained net income remains in permanent capital to fund future growth and expansion. Additional advances by the Corporation's Employee Stock Ownership Plan ("ESOP") to fund the acquisition of the Corporation's common stock for future distribution as employee compensation, net of long-term debt payments, and fair value adjustments to unearned ESOP shares, decreased equity capital by $5.4 million. The market value adjustment to securities available for sale increased capital by $43 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $1.0 million. The cost of purchasing treasury shares decreased equity by $2.1 million while proceeds from the reissuance of treasury shares to provide for stock options exercised and unearned ESOP shares increased equity capital by $2.2 million during 1998.

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

During 1995 the Corporation began evaluating the size and complexity of the year 2000 issue. An awareness effort to inform board of directors, senior management and other staff of the year 2000 problem and its significance began, and communications continue to provide progress updates. The Corporation completed an inventory process and developed a plan for addressing the year 2000 issue. The plan addressed mainframe and PC based hardware and software systems and was later expanded to include environmental systems that are dependent on embedded microchips. Examples of environmental systems are vaults, security systems, elevators, telephones, heating and electrical systems.

Project teams were established to identify and prioritize critical systems and processes affected by the year 2000 date change. Critical mainframe and PC based hardware and software systems were assessed for year 2000 readiness and those with identified date issues were scheduled for modification or replacement. Significant suppliers and outside professional service contractors were also evaluated to determine the extent to which the Corporation is vulnerable to those parties failure to remediate their own year 2000 issues.

By fully dedicating numerous technical staff from Commonwealth Systems Corporation, the Corporation's data processing subsidiary and utilizing additional staff from various functional areas, multiple computer systems can be addressed concurrently. Renovation whereby code enhancements, hardware and software upgrades and system replacements are implemented was 95% complete for mission critical systems at December 31, 1998. An application is considered mission critical if it is vital to the successful continuation of a core business activity. Validation or testing of all changes to hardware and software components, including connections with other systems was 90% complete at year-end 1998, while implementation of mission critical systems was approximately 80% completed by the same time frame. Mission critical systems not in a state of readiness are primarily smaller PC based systems. All mission critical systems are scheduled for implementation by March 31, 1999 which places the Corporation within guidelines established by federal regulatory agencies. Regulatory agencies will continue to perform quarterly reviews of the Corporation's year 2000 readiness throughout 1999. The Corporation has also engaged outside professionals to provide additional independent verification and validation processes and to assure the reliability of internal risk and cost estimates.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Year 2000 Analysis (Continued)

Due to the broad scope of risks and uncertainties associated with the year 2000 problem the Corporation established a separate business resumption plan for year 2000 events which is integrated with its general business resumption plan. The Corporation's remediation contingency plan addresses major identifiable internal and external components and identifies alternative processes in event that a system fails. Third party vendors have been evaluated and outside sources have been tested where possible. Contingencies established for critical systems and processes include manual processing of transactions, utilization of tape transfer rather than electronic medium, use of alternate communications lines or methods and the installation of a generator as a backup power source. Contingencies for communication with customers include maintaining access to the Corporation's telephone banking center by relocation of the center if necessary. Short-term liquidity needs have been estimated and multiple sources of funds have been identified. Contingency planning will continue throughout 1999 and although all possible problems can not possibly be anticipated, management believes that potential difficulties associated with implementation are likely to result in only minor delays in transaction or information availability. The Corporation's greatest asset in dealing with year 2000 issues continues to be its dedicated staff who enable the Corporation to redirect internal resources as needed.

The Corporation utilized internal resources to evaluate, reprogram and test software and hardware for year 2000 issues to the extent possible. Salary and benefit costs related to year 2000 activities were expensed as incurred. External year 2000 expenditures included amounts for capitalized hardware and software which will be amortized over three years for software and five years for hardware. In most cases the new software and hardware offer additional benefits in processing capability or efficiencies gained from modernization in addition to achieving year 2000 compliance. Mainframe software and hardware replaced will result in enhancements or features of potential benefit in serving banking customers or processing financial transactions. Year 2000 expenditures which were expensed as incurred during 1998 included the cost of leased off-site testing of mainframe systems, outside professionals utilized for independent verification, travel and lodging during off-site testing and vendor testing. The Corporation's estimates of additional year 2000 expenditures to be incurred during 1999 are based on presently available information and estimates. Cash outlays were funded through operating cash flows. Due to the Corporation's commitment to mitigate year 2000 risks where possible, management does not believe the year 2000 problem will have a material impact on the Corporation's financial condition or results of operations.

The following table summarizes year 2000 expenditures during 1998 and 1997 and estimated amounts to be incurred during 1999.

                                                                  Estimate
                                               1998      1997     for 1999

Capitalized hardware and software             $  250     $106      $   92
Non-employee expenses including testing          152       20         136
Employee related costs                         1,003      163         353
  Subtotal                                     1,405      289         581
Capitalized hardware and software replaced
 without acceleration due to year 2000         2,043       70         671
 Total expenditures                           $3,448     $359      $1,252

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollar Amounts in Thousands)

                                                     December 31,
                                                  1998           1997

Assets
  Cash and due from banks.....................$   96,615     $   82,500
  Interest-bearing bank deposits..............     1,914          5,040
  Federal funds sold..........................     1,000         29,880
  Securities available for sale, at market.... 1,042,636        505,918
  Securities held to maturity, at cost, (market
   value $486,185 in 1998 and $511,711 in 1997)  482,696        509,880

  Loans....................................... 2,382,229      2,453,193
    Unearned income...........................    (7,379)       (16,856)
    Allowance for possible credit losses......   (32,304)       (25,932)
         Net loans............................ 2,342,546      2,410,405

  Property and equipment......................    41,929         41,531
  Other real estate owned.....................     2,370          1,950
  Other assets................................    85,083         81,453
         Total assets.........................$4,096,789     $3,668,557

Liabilities
  Deposits (All Domestic):
    Noninterest-bearing.......................$  264,082     $  259,565
    Interest-bearing.......................... 2,667,049      2,624,778
         Total deposits....................... 2,931,131      2,884,343

  Short-term borrowings.......................   140,547        203,449
  Other liabilities...........................    38,856         33,388
  Long-term debt..............................   630,850        193,054
         Total liabilities.................... 3,741,384      3,314,234

Shareholders' Equity
  Preferred stock, $1 par value per
    share, 3,000,000 shares authorized,
    none issued...............................       -0-            -0-
  Common stock, $1 par value per share,
    100,000,000 shares authorized, 31,262,706
    shares issued and 30,937,973 shares
    outstanding in 1998; 31,660,910 shares
    issued and 30,934,565 shares outstanding
    in 1997...................................    31,263         31,661
  Additional paid-in capital..................   100,240        106,659
  Retained earnings...........................   235,623        228,230
  Accumulated other comprehensive income......     2,199          2,156
  Treasury stock (324,733 and 726,345 shares at
    December 31, 1998 and 1997, respectively
    at cost)..................................    (5,913)       (11,947)
  Unearned ESOP shares........................    (8,007)        (2,436)
         Total shareholders' equity...........   355,405        354,323
               Total liabilities and
                shareholders' equity..........$4,096,789     $3,668,557

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
(Dollar Amounts in Thousands, except per share data)

                                                      Years Ended December 31,

                                                1998             1997             1996
Interest Income
  Interest and fees on loans................  $203,093         $198,357         $177,556
  Interest and dividends on investments:
    Taxable interest........................    69,467           49,246           49,741
    Interest exempt from Federal
      income taxes..........................     6,600            4,869            4,692
    Dividends...............................     2,138            1,375            1,573
  Interest on Federal funds sold............     1,893              689            1,207
  Interest on bank deposits.................       230              236              419

      Total interest income.................   283,421          254,772          235,188

Interest Expense
  Interest on deposits.....................    113,960          112,600          101,186
  Interest on short-term borrowings........     10,214            8,108            6,777
  Interest on long-term debt...............     24,108            3,719            1,226

      Total interest expense...............    148,282          124,427          109,189

Net interest income........................    135,139          130,345          125,999
Provision for possible credit losses.......     15,049           10,152            6,301

Net interest income after provision for
  possible credit losses...................    120,090          120,193          119,698

Other Income
  Securities gains.........................      1,457            6,825            1,599
  Trust income.............................      5,251            4,421            3,920
  Service charges on deposits..............      8,274            8,432            8,060
  Other income.............................     11,356            5,863            5,379

      Total other income...................     26,338           25,541           18,958

Other Expenses
  Salaries and employee benefits...........     48,710           47,074           44,066
  Net occupancy expense....................      6,750            7,063            6,475
  Furniture and equipment expense..........      6,105            6,165            6,132
  Data processing expense..................      3,101            3,049            3,081
  Pennsylvania shares tax expense..........      3,152            2,951            2,822
  Merger and related charges...............      7,915              -0-              -0-
  Other operating expenses.................     24,468           22,555           22,723

      Total other expenses.................    100,201           88,857           85,299

Income before income taxes and extra-
 ordinary items............................     46,227           56,877           53,357
Applicable income taxes....................     12,229           17,338           16,164

Net income before extraordinary items......     33,998           39,539           37,193
 Extraordinary items (less applicable
  income taxes of $336)....................       (624)             -0-              -0-

Net Income.................................    $33,374          $39,539          $37,193

Average Shares Outstanding................. 30,666,786       30,835,949       31,155,043
Average Shares Outstanding Assuming
  Dilution................................. 30,833,013       30,922,837       31,190,895

Earnings per common share:
  Net income before extraordinary items....      $1.11            $1.28            $1.19
  Extraordinary items......................     $(0.02)           $0.00            $0.00
  Net income...............................      $1.09            $1.28            $1.19

Earnings per common share assuming dilution:
  Net income before extraordinary items....      $1.10            $1.28            $1.19
  Extraordinary items......................     $(0.02)           $0.00            $0.00
  Net income...............................      $1.08            $1.28            $1.19

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)

                                                                            Accumulated
                                                     Additional                Other                 Unearned      Total
                                            Common    Paid-in    Retained  Comprehensive  Treasury     ESOP    Shareholders'
                                             Stock    Capital    Earnings     Income       Stock      Shares       Equity
Balance at December 31, 1995.............   $31,661   $107,714   $193,968     $1,617        $(929)   $(4,545)    $329,486
Comprehensive income
  Net income.............................       -0-        -0-     37,193        -0-          -0-        -0-       37,193
  Other comprehensive income, net of tax:
   Unrealized holding gains on securities
    arising during the period............       -0-        -0-        -0-        798          -0-        -0-          798
    Less:  reclassification adjustment
     for gains on securities included
      in net income......................       -0-        -0-        -0-       (986)         -0-        -0-         (986)

  Total other comprehensive income.......       -0-        -0-        -0-       (188)         -0-        -0-         (188)

 Total comprehensive income..............       -0-        -0-     37,193       (188)         -0-        -0-       37,005

Cash dividends declared..................       -0-        -0-    (20,318)       -0-          -0-        -0-      (20,318)
Decrease in unearned ESOP shares.........       -0-        105        -0-        -0-          -0-      1,071        1,176
Discount on dividend reinvestment plan
 purchases...............................       -0-       (529)       -0-        -0-          -0-        -0-         (529)
Treasury stock acquired..................       -0-        -0-        -0-        -0-       (5,850)       -0-       (5,850)
Treasury stock reissued..................       -0-       (138)       -0-        -0-          690        -0-          552

Balance at December 31, 1996.............    31,661    107,152    210,843      1,429       (6,089)    (3,474)     341,522

Comprehensive income
  Net income.............................       -0-        -0-     39,539        -0-          -0-        -0-       39,539
  Other comprehensive income, net of tax:
   Unrealized holding gains on securities
   arising during the period.                   -0-        -0-        -0-      5,159          -0-        -0-        5,159
    Less:  reclassification adjustment
     for gains on securities included
      in net income......................       -0-        -0-        -0-     (4,432)         -0-        -0-       (4,432)

  Total other comprehensive income.......       -0-        -0-        -0-        727          -0-        -0-          727

 Total comprehensive income..............       -0-        -0-     39,539        727          -0-        -0-       40,266

Cash dividends declared..................       -0-        -0-    (22,152)       -0-          -0-        -0-      (22,152)
Decrease in unearned ESOP shares.........       -0-        171        -0-        -0-          -0-      1,038        1,209
Discount on dividend reinvestment plan
 purchases...............................       -0-       (630)       -0-        -0-          -0-        -0-         (630)
Treasury stock acquired..................       -0-        -0-        -0-        -0-       (5,908)       -0-       (5,908)
Treasury stock reissued..................       -0-        (34)       -0-        -0-           50        -0-           16

Balance at December 31, 1997.............    31,661    106,659    228,230      2,156      (11,947)    (2,436)     354,323

Comprehensive income
  Net income.............................       -0-        -0-     33,374        -0-          -0-        -0-       33,374
  Other comprehensive income, net of tax:
   Unrealized holding gains on securities
   arising during the period.............       -0-        -0-        -0-        971          -0-        -0-          971
    Less:  reclassification adjustment
     for gains on securities included
      in net income......................       -0-        -0-        -0-       (928)         -0-        -0-         (928)

  Total other comprehensive income.......       -0-        -0-        -0-         43          -0-        -0-           43
 Total comprehensive income..............       -0-        -0-     33,374         43          -0-        -0-       33,417

Cash dividends declared..................       -0-        -0-    (25,981)       -0-          -0-        -0-      (25,981)
Net increase in unearned ESOP shares.....       -0-        158        -0-        -0-          -0-     (5,571)      (5,413)
Discount on dividend reinvestment plan
 purchases...............................       -0-     (1,016)       -0-        -0-          -0-        -0-       (1,016)
Treasury stock acquired..................       -0-        -0-        -0-        -0-       (2,123)       -0-       (2,123)
Treasury stock reissued..................       -0-        (38)       -0-        -0-        2,255        -0-        2,217
Treasury stock cancelled in merger.......      (397)    (5,505)       -0-        -0-        5,902        -0-          -0-
Cash issued for partial shares in merger.        (1)       (18)       -0-        -0-          -0-        -0-          (19)

Balance at December 31, 1998.............   $31,263   $100,240   $235,623     $2,199      $(5,913)   $(8,007)    $355,405

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

                                                                        Years Ended December 31,
                                                                1998             1997             1996
Operating Activities
  Net income............................................      $ 33,374         $ 39,539         $ 37,193
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for possible credit losses...............        15,049           10,152            6,301
     Depreciation and amortization......................         7,914            7,033            6,403
     Net gains on sales of assets.......................        (3,829)          (7,148)          (2,216)
     Income from increase in cash surrender value of
       bank owned life insurance........................        (1,365)            (204)             -0-
     Increase in interest receivable....................        (4,011)          (8,241)          (1,280)
     Increase in interest payable.......................         1,159            2,842            2,569
     Increase (decrease) in income taxes payable........          (584)            (451)             (47)
     Change in deferred taxes...........................        (1,404)           1,327              600
     Other - net........................................         6,567            3,621           (3,288)

        Net cash provided by operating activities.......        52,870           48,470           46,235

Investing Activities
  Transactions with securities held to maturity:
     Sales..............................................           -0-              -0-              -0-
     Maturities and redemptions.........................       211,948          137,124           97,597
     Purchases of investment securities.................      (184,668)        (125,078)         (42,576)
  Transactions with securities available for sale:
     Sales..............................................       171,891           50,049           30,482
     Maturities and redemptions.........................       184,508           87,936           89,961
     Purchases of investment securities.................      (891,718)        (256,444)        (114,957)
  Proceeds from sales of loans and other assets.........       104,609           22,772           23,208
  Investment in bank owned life insurance...............           -0-          (25,000)             -0-
  Acquisition of affiliate and branch, net of cash
     received...........................................           -0-              -0-            7,836
  Changes net of acquisitions and disposals:
     Net decrease (increase) in time deposits with banks         3,127             (759)           4,116
     Net increase in loans..............................       (50,580)        (232,881)        (328,693)
     Purchases of premises and equipment................        (7,702)          (6,141)          (7,828)
        Net cash used by investing activities...........      (458,585)        (348,422)        (240,854)

Financing Activities
  Proceeds from issuance of long-term debt..............       469,800          204,842           43,000
  Repayments of long-term debt..........................       (37,576)         (63,487)          (8,509)
  Discount on dividend reinvestment plan purchases......        (1,016)            (630)            (529)
  Dividends paid........................................       (25,746)         (21,739)         (19,907)
  Net increase (decrease) in Federal funds purchased....       (60,675)          53,675           23,740
  Net increase (decrease) in other short-term borrowings        (2,228)          (7,417)          21,385
  Sale of branch and deposits, net of cash received.....        (8,612)             -0-              -0-
  Changes, net of acquisitions:
    Acquisition of treasury stock.......................        (2,123)          (5,908)          (5,850)
    Reissuance of treasury stock........................         2,217               16              108
    Net increase in deposits............................        56,909          128,253          161,273

        Net cash provided by financing activities.......       390,950          287,605          214,711

        Net increase (decrease) in cash and cash
          equivalents...................................       (14,765)         (12,347)          20,092

Cash and cash equivalents at January 1..................       112,380          124,727          104,635

Cash and cash equivalents at December 31................      $ 97,615         $112,380         $124,727

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

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

Through its subsidiaries which include two commercial banks, a nondepository trust company, and insurance agency, the Corporation provides a full range of loan, deposit, trust and insurance services primarily to individuals and small to middle-market businesses in nineteen counties in central and western Pennsylvania.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

NOTE 1--Statement of Accounting Policies (Continued)

Basis of Presentation (Continued)

The Corporation has elected, as permitted under FAS No. 130, to report comprehensive income in the Statement of Changes in Shareholders' Equity and has reclassified comparative financial statements to conform to the required presentation under FAS No. 130 for comprehensive income. For all periods presented, "other comprehensive income" (comprehensive income excluding net income) includes only one component, which is the change in unrealized holding gains and losses on available for sale securities. The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity (dollar amounts in thousands):

                                               December 31, 1998          December 31, 1997         December 31, 1996
                                                       Tax    Net of              Tax    Net of             Tax    Net of
                                           Pre-tax  (Expense)  Tax    Pre-tax  (Expense)  Tax   Pre-tax  (Expense)  Tax
                                           Amount    Benefit  Amount  Amount    Benefit  Amount Amount    Benefit  Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
 arising during the period                 $1,495    $(524)    $971   $7,936   $(2,777)  $5,159  $1,317    $(519)  $ 798
 Less:  reclassification adjustment for
  gains realized in net income             (1,428)     500     (928)  (6,819)    2,387   (4,432) (1,582)     596    (986)
 Net unrealized gains                          67      (24)      43    1,117      (390)     727    (265)      77    (188)
Other comprehensive income                 $   67    $ (24)    $ 43   $1,117   $  (390)  $  727  $ (265)    $ 77   $(188)

The adoption of FAS No. 130 did not have a material impact on the Corporation's financial condition or results of operations.

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131") which is effective for financial statements for periods beginning after December 15, 1997. FAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. Under current conditions, the Corporation is reporting one business segment.

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

In June 1998, the FASB issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") which is effective for
the first quarter of years beginning after June 15, 1999.   FAS No. 133
establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. Management believes that adoption of FAS No. 133 will not have a material impact on the Corporation's financial

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996

NOTE 1--Statement of Accounting Policies (Continued)

Securities (Continued)

condition or results of operations. As of December 31, 1998, the Corporation did not own or trade derivatives, although such instruments may be appropriate to use in the future to manage interest rate risk.

In October, 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS No. 134") which is effective for quarters beginning after December 15, 1998. FAS No. 134 amends FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities" ("FAS No. 65"). FAS No. 65 required that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities as trading securities while FAS No. 134 requires the resulting mortgage-backed securities or other retained interests to be classified based on the entity's ability and intent to sell or hold those investments. On the date FAS No. 134 is initially applied, an enterprise may reclassify mortgage backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Management believes that adoption of FAS No. 134 will not have a material impact on the Corporation's financial condition or results of operations.

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

Mortgage Servicing Rights

Effective January 1, 1997, the Corporation adopted the Financial Accounting Standards Board Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 125"). FAS No. 125 supersedes FAS No. 122 "Accounting for Mortgage Servicing Rights." When a mortgage banking enterprise purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the Corporation must measure the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination. When the mortgage banking enterprise does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the Corporation must allocate the amortized cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Mortgage Servicing Rights (Continued)

mortgage servicing rights) based on their relative fair values at the date of sale. The amount capitalized as the right to service mortgage loans is recognized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income (servicing revenue in excess of servicing cost). FAS No. 125 also requires mortgage servicing rights to be periodically evaluated for impairment based on fair values. The adoption of FAS No. 125 did not have a material impact on the Corporation's financial condition or results of operations.

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

Bank-Owned Life Insurance

In November 1997, the Corporation purchased insurance on the lives of a certain group of employees. The policy accumulates asset values to meet future liabilities including the payment of employee benefits such as health care. The premium for such coverage was $25,000 and is shown in the Consolidated Statements of Cash Flows. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in "other assets" on the Consolidated Balance Sheets.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Accounting for the Impairment of Long-Lived Assets

The Corporation reviews long-lived assets, such as premises and equipment and intangibles for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying amount of an asset may not be recoverable, future discounted cash flows expected to result from the use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset a loss is recognized for the difference between the carrying value and fair market value of the asset.

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

Supplemental Disclosures
                                1998            1997            1996

Cash paid during the year for:

  Interest                      $147,123        $121,600        $106,621
  Income taxes                  $ 14,200        $ 16,685        $ 14,976

Noncash investing and financing activities:

ESOP borrowings               $  6,000        $    -0-        $    -0-
ESOP loan reductions          $    429        $  1,038        $  1,071

Gross increase in Market
 Value adjustment to
 securities available
 for sale pursuant to FAS
 No. 115                      $     67        $  1,117        $   (265)

Loans transferred to
 other real estate owned
 and repossessed assets       $  6,624        $  7,314        $  4,236

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Earnings Per Common Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings per Share" ("FAS No. 128") which is effective for financial statements issued after December 15, 1997. This statement replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS No. 128 also requires a reconciliation of the numerator and denominator of the basic earnings per share calculation to the numerator and denominator of the diluted earnings per share calculation.
All periods presented have been restated to report earnings per share in conformity with the provisions of FAS No. 128. Adoption of this statement did not have a material impact on the disclosure of earnings per share in the financial statements.

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

Employee Stock Option Plan

The Corporation adopted the Financial Accounting Standards Board Statement No. 123 "Accounting for Stock Based Compensation" ("FAS No. 123") effective January 1, 1996. This statement defines a method of measuring stock based compensation, such as stock options granted, at an estimated fair value.
FAS No. 123 also permits the continued measurement of stock based compensation under provisions of the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

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

NOTE 2--Business Combinations

Effective December 31, 1998, the Corporation acquired all of the outstanding shares of Southwest National Corporation ("Southwest"), a Pennsylvania-chartered bank holding company headquartered in Greensburg, Pennsylvania. Each of the 3,043,738 outstanding shares of Southwest National Corporation were exchanged for 2.9 shares of the Corporation's common stock. The aggregate number of shares issued by the Corporation, excluding partial
shares was 8,826,078.   The merger was accounted for as a pooling of
interests, and accordingly, all financial statements were restated as though the merger had occurred at the beginning of the earliest period presented.

The following table reconciles net interest income and net income as previously reported and as restated for the merger. Results of the nine-month period ended September 30, 1998 were unaudited.

                                            Nine Months
                                               Ended
                                            September 30,    Years Ended December 31,
                                                 1998            1997      1996
Net interest income as previously reported:
  Corporation                                  $ 76,294        $ 97,057  $ 94,004
  Southwest                                      24,966          33,288    31,995
Net interest income as restated                $101,260        $130,345  $125,999

Net income as previously reported:
  Corporation                                  $ 25,227        $ 30,534  $ 27,583
  Southwest                                       6,793           9,005     9,610
Net income as restated                         $ 32,020        $ 39,539  $ 37,193

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

NOTE 3--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction
accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained
in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. The subsidiary banks maintained with the Federal Reserve Bank average balances of $18,561 during 1998 and $15,006 during 1997.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 1998 and 1997:

                                                      1998                                       1997

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities     $   29,961   $  400     $  -0-   $   30,361   $112,701   $  796      $(105)   $113,392

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities    715,882    2,342     (1,167)     717,057    237,841    2,374       (102)    240,113

  Other                         176,571    1,149       (152)     177,568    110,020      499       (206)    110,313

Obligations of States and
  Political Subdivisions         36,225      744       (185)      36,784     18,587      736         (2)     19,321

Debt Securities Issued
 by Foreign Governments             460      -0-        -0-          460        460      -0-        -0-         460

Corporate Securities              1,099      -0-         (7)       1,092      1,301      -0-        (28)      1,273

Other Mortgage Backed
  Securities                     34,169       61       (552)      33,678        -0-      -0-        -0-         -0-
     Total Debt Securities      994,367    4,696     (2,063)     997,000    480,910    4,405       (443)    484,872

Equities                         44,749      887        -0-       45,636     21,472        2       (428)     21,046
     Total Securities
       Available for Sale    $1,039,116   $5,583    $(2,063)  $1,042,636   $502,382   $4,407      $(871)   $505,918

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from less than one year to 30 years and have an anticipated average life to maturity ranging from less than one year to 17 years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits. At December 31, 1998 and 1997, the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 4--Securities Available For Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                      Approximate
                                        Amortized         Fair
                                          Cost           Value

Due within 1 year                       $ 23,696       $ 23,820
Due after 1 but within 5 years           139,382        140,778
Due after 5 but within 10 years           67,399         68,001
Due after 10 years                        13,839         13,666
                                         244,316        246,265
Mortgage Backed Securities               750,051        750,735
     Total Debt Securities              $994,367       $997,000

Proceeds from the sales of securities available for sale were $171,891, $50,049 and $30,482 during 1998, 1997 and 1996 respectively. Gross gains of $2,817, $6,833 and $1,821 and gross losses of $1,284, $14 and $239 were realized on those sales during 1998, 1997 and 1996 respectively.

Securities available for sale with a book value of $179,943 and $132,776 were pledged at December 31, 1998 and 1997, respectively to secure public deposits and for other purposes required or permitted by law.

NOTE 5--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31:

                                                      1998                                       1997

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities   $224,312    $  655     $(429)    $224,538   $280,594    $  608    $  (857)  $280,345

  Other                         105,785     1,296       (92)     106,989    139,938       792        (98)   140,632

Obligations of States and
  Political Subdivisions        140,513     2,556      (512)     142,557     86,833     1,436        (50)    88,219

Debt Securities Issued by
  Foreign Governments               358       -0-       -0-          358        360       -0-        -0-        360

Corporate Securities              5,249        10       -0-        5,259        -0-       -0-        -0-        -0-

Other Mortgage Backed
  Securities                      6,479         5       -0-        6,484      2,155         1         (1)     2,155

Total Securities Held to
  Maturity                     $482,696    $4,522   $(1,033)    $486,185   $509,880    $2,837    $(1,006)  $511,711

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

Note 5--Securities Held to Maturity (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
                                                      Approximate
                                        Amortized        Fair
                                          Cost           Value

Due within 1 year                       $  3,557       $  3,564
Due after 1 but within 5 years            81,335         82,375
Due after 5 but within 10 years           80,334         81,481
Due after 10 years                        86,679         87,743
                                         251,905        255,163
Mortgage Backed Securities               230,791        231,022
     Total Debt Securities              $482,696       $486,185

There were no sales of securities held to maturity in 1998, 1997 or 1996.

Securities held to maturity with a book value of $277,345 and $312,701 were pledged at December 31, 1998 and 1997, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 6--Loans (all domestic)

Loans at year end were divided among these general categories:

                                                December 31,
                                            1998           1997
Commercial, financial,
  agricultural and other                 $  377,733     $  363,699
Real estate loans:
     Construction and land
       development                           33,097         35,308
     1-4 Family dwellings                 1,009,903      1,048,405
     Other real estate loans                387,166        384,794
Loans to individuals for household,
  family and other personal
  expenditures                              517,907        569,742
Leases, net of unearned income               56,423         51,245
          Subtotal                        2,382,229      2,453,193
Unearned income                              (7,379)       (16,856)
          Total loans and leases         $2,374,850     $2,436,337

Most of the Corporation's business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 1998 and 1997, there were no significant concentrations of credit.

NOTE 7--Allowance for Possible Credit Losses

Description of changes:
                                        1998       1997       1996

Allowance at January 1                $25,932    $25,234    $23,803
Additions:
     Recoveries of previously
       charged off loans                1,950      1,524      1,493
     Provision charged to operating
       expense                         15,049     10,152      6,301
Deductions:
     Loans charged off                 10,627     10,978      6,363
Allowance at December 31              $32,304    $25,932    $25,234

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 7--Allowance for Possible Credit Losses (Continued)

Relationship to impaired loans:
                                               1998         1997
Recorded investment in impaired loans
 at end of period                            $ 9,741      $11,387
Average balance of impaired loans for
 the year                                    $10,756      $10,258
Allowance for possible credit losses
 related to impaired loans                   $ 1,593      $ 2,089
Impaired loans with an allocation
 of the allowance for possible
 credit losses                               $ 4,530      $ 6,978
Impaired loans with no allocation
 of the allowance for possible
 credit losses                               $ 5,211      $ 4,409
Income recorded on impaired loans
 on a cash basis                             $   286      $   146

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

As of December 31, 1998 and 1997, the Corporation did not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the notional amount of those instruments at December 31, 1998 and 1997.
                                                1998         1997

Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit               $481,354     $489,938
   Standby letters of credit                  $ 38,456     $ 39,851
   Commercial letters of credit               $    -0-     $  1,194

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

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

NOTE 9--Premises and Equipment

Premises and equipment are described as follows:

                                  Estimated
                                 Useful Life        1998           1997

Land                             Indefinite       $ 5,481        $ 5,461
Buildings and improvements       5 - 50 Years      44,368         41,631
Leasehold improvements           5 - 39 Years       9,725          9,774
Furniture and equipment          3 - 25 Years      44,124         42,462
          Subtotal                                103,698         99,328
Less accumulated depreciation
  and amortization                                 61,769         57,797

          Total premises and
            equipment                             $41,929        $41,531

Depreciation and amortization related to premises and equipment was $5,669 in 1998, $5,171 and $4,844 in 1997 and 1996, respectively.

NOTE 10--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

                                        1998         1997

NOW and Super NOW accounts           $  107,947   $   89,234
Savings and MMDA accounts             1,078,534      982,574
Time deposits                         1,480,568    1,552,970
   Total interest-bearing deposits   $2,667,049   $2,624,778

Interest-bearing deposits at December 31, 1998 and 1997, include reallocations from demand deposits of $94,588 and $60,717 and reallocations from NOW and Super NOW accounts of $272,320 and $222,504 respectively into Savings and MMDA accounts. These reallocations are based on a formula approved by the regulatory authorities and have been made to reduce the Corporation's reserve requirement.

Included in time deposits at December 31, 1998 and 1997, were certificates of deposit in denominations of $100 or more of $299,412 and $329,307 respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $16,921 in 1998, $17,574 in 1997, and $12,376 in 1996.

Included in time deposits at December 31, 1998, were certificates of deposit with the following scheduled maturities:

1999                                 $  984,771
2000                                    217,243
2001                                    145,646
2002                                     70,557
2003 and thereafter                      59,889

43                                   $1,478,106

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 11--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

                                 1998                         1997
                      Ending   Average  Average    Ending   Average  Average
                      Balance  Balance    Rate     Balance  Balance    Rate
Federal funds
  purchased          $ 47,975 $ 72,511   5.68%    $108,650 $ 61,232   5.66%
Borrowings from
  FHLB                    -0-   18,336   5.73%       5,000    4,997   5.48%
Securities sold
  under agreements
  to repurchase        84,228   90,383   4.76%      83,547   78,842   4.78%
Treasury, tax and
  loan note option      8,344   14,104   5.24%       6,252   11,399   5.23%

          Total      $140,547 $195,334   5.23%    $203,449 $156,470   5.18%

Maximum total at
 any month-end       $278,247                     $203,449

At December 31, 1998 and 1997, the Corporation had unused borrowing capacity with the FHLB of $200,000 and $184,845, respectively.

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

                                            1998    1997    1996
Federal funds purchased                   $ 4,119  $3,466  $1,916
Borrowings from FHLB                        1,051     274     374
Securities sold under agreements to
  repurchase                                4,305   3,772   3,849
Treasury, tax and loan note option            739     596     638
          Total interest on
            short-term borrowings         $10,214  $8,108  $6,777

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 12--Long-term Debt

Long-term debt at December 31, follows:

                                                      1998                      1997

                                              Amount         Rate       Amount         Rate
ESOP loan due December, 2005                  $8,007    Libor +1%       $2,436    Libor +1%
Borrowings from FHLB due:
   March, 1998                                   -0-                        43        7.22%
   March, 1998                                   -0-                     8,000        7.22%
   March, 1998                                   -0-                    10,000        5.99%
   May, 1998                                     -0-                       733        5.94%
   August, 1998                                  -0-                       188        6.43%
   February, 2000                             25,000        4.72%          -0-
   July, 2000                                 25,000        4.72%          -0-
   August, 2002                               25,000        5.36%       25,000        5.36%
   November, 2002                             50,000        5.82%       50,000        5.82%
   November, 2002                             25,000        5.33%       25,000        5.33%
   December, 2002                             50,000        5.71%       50,000        5.71%
   March, 2007                                   -0-                     1,204        6.51%
   May, 2007                                     -0-                     3,903        6.29%
   August, 2007                                  -0-                     1,719        6.57%
   February, 2008                            100,000        5.45%          -0-
   February, 2008                            100,000        5.48%          -0-
   May, 2008                                  55,000        5.67%          -0-
   May, 2008                                  45,000        5.67%          -0-
   November, 2008                             50,000        5.03%          -0-
   December, 2008                             65,000        4.96%          -0-
   January, 2009                                 -0-                     2,775        6.27%
   July, 2017                                    -0-                     4,007        6.52%
   December, 2017                              7,476        6.17%        7,659        6.17%
Mortgage loan due July, 2012                     177        2.00%          188        2.00%
Mortgage loan due January, 2013                  190        4.50%          199        4.50%
                                            $630,850                  $193,054

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the above advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Scheduled loan payments are summarized below:

                 1999     2000    2001     2002     2003    Thereafter

Loan payments   $1,372  $50,819  $1,424  $151,350  $1,357    $424,528

During 1998, the Corporation incurred a cost of $960 for the prepayment of FHLB term borrowings with original maturities scheduled for 2007. This amount was recorded on the Consolidated Statements of Income as an extraordinary item, net of $336 of applicable income taxes.

NOTE 13--Common Share Commitments

At December 31, 1998, the Corporation had 100,000,000 common shares authorized and 30,937,973 shares outstanding. Outstanding shares were reduced by 324,733 shares of treasury stock at December 31, 1998 and 726,345 shares at December 31, 1997. The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 15. The dilutive effect of stock options outstanding on average shares outstanding in the diluted earnings per share reported on the income statement in accordance with FAS No. 128 were 166,227, 86,888 and 35,852 shares at December 31, 1998, 1997 and 1996 respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands, except per share data)

NOTE 13--Common Share Commitments (Continued)

During 1998, 43,400 shares of treasury stock were acquired at an average price of $24.45 and reissued to the leveraged ESOP. In 1997 150,900 shares of treasury stock were acquired at an average price of $19.01 for the purpose of funding stock options upon exercise. Treasury shares consisting of 65,569 and 2,800 were reissued during 1998 and 1997 upon exercise of stock options. Southwest treasury shares were cancelled upon merger with the Corporation.

NOTE 14--Income Taxes

The income tax provision consists of:
                                       1998      1997      1996

Current tax provision for income
  exclusive of securities
  transactions:
    Federal                           $13,097   $13,384   $14,869
    State                                 (11)      238       135
Securities transactions                   547     2,389       560
       Total current tax
              provision                13,633    16,011    15,564

Deferred tax provision (benefit)       (1,404)    1,327       600
       Total tax provision            $12,229   $17,338   $16,164

The Corporation had deferred tax assets of $13,014 and $9,809 and deferred tax liabilities of $11,820 and $10,062 at December 31, 1998 and 1997, respectively.

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 1998 and 1997, were as follows:
                                        1998         1997

Deferred tax assets:
  Allowance for possible credit
    losses                             $11,132     $ 8,801
  Postretirement benefits other
    than pensions                          973         475
  Accumulated depreciation                 278         -0-
  Other                                    631         533

Deferred tax liabilities:
  Accumulated accretion of
    bond discount                         (325)       (554)
  Unrealized gain on securities
    available for sale                  (1,184)     (1,160)
  Lease financing deduction             (7,829)     (5,704)
  Loan origination fees and costs         (849)       (656)
  Accumulated depreciation                 -0-         (82)
  Basis difference in assets acquired   (1,143)     (1,356)
  Pension expense                         (233)       (306)
  Other                                   (257)       (244)

Net deferred tax asset (liability)     $ 1,194     $  (253)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 14--Income Taxes (Continued)

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes. The differences are as follows:

                                  1998            1997            1996

                                  % of            % of            % of
                                  Pretax          Pretax          Pretax
                          Amount  Income  Amount  Income  Amount  Income
Tax at statutory rate     $16,179  35.0   $19,907  35.0   $18,675  35.0
Increase (decrease)
  resulting from:
    Effect of
       nontaxable
       interest            (3,894) (8.4)   (2,660) (4.7)   (2,458) (4.6)
    Merger expenses           542   1.2       -0-   0.0       -0-   0.0
    State income taxes        (11) (0.0)      238   0.4       135   0.3
    Other                    (587) (1.3)     (147) (0.2)     (188) (0.4)
        Total tax
          provision       $12,229  26.5   $17,338  30.5   $16,164  30.3

NOTE 15--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP"). Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired 242,089 shares of the Corporation's common stock in 1998 at a corresponding cost of $6,000, which the Corporation borrowed and concurrently loaned this amount to the ESOP. This amount represents leveraged and unallocated shares, and accordingly has been recorded as long-term debt and the offset as a reduction of the common shareholders' equity. Compensation costs related to the plan were $1,068 in 1998, $1,032 in 1997 and $1,224 in 1996. (See NOTE 16).

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 5% of compensation to the plan which is matched by the employer's contribution equal to 80% of the employee's contribution. Employees of Southwest are covered by a 401(k) plan whereby each participant may contribute up to 10% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution. The Southwest Board of Directors may also authorize an annual discretionary contribution to the plan. It is anticipated that Southwest's 401(k) plan will merge into the Corporation's 401(k) plan during 1999. In 1999, the Corporation's plan will change whereby each participant may contribute up to 10% of compensation to the plan, of which up to 4% is matched 100% by the employer's contribution. The 401(k) plan expense was $2,261 in 1998, $2,415 in 1997 and $2,432 in
1996.

Pension Plan of Acquired Subsidiary

Southwest's noncontributory defined benefit pension plan covers all eligible employees and provides benefits that are based on each employee's years of service and compensation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 15--Retirement Plans (Continued)

Pension Plan of Acquired Subsidiary (Continued)

Net periodic pension cost of this plan for each of the last three years was as follows:

                                                1998       1997      1996

Service cost                                    $365      $  327     $303
Interest cost on projected benefit obligation    469         411      375
Actual return on plan assets                    (425)     (1,042)     126
Net amortization and deferral                   (179)        507     (590)
Net periodic pension cost                       $230      $  203     $214

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's consolidated balance sheet as of December 31:

                                                           1998      1997

Market value of plan assets, primarily registered
 investment companies, U.S. government and agency
 obligations and money markets                            $7,132    $7,679
Projected benefit obligation                               7,926     6,794

Plan assets (less) greater than projected benefit
 obligation                                                 (794)      885
Unrecognized net transition asset                           (123)     (154)
Unrecognized prior service cost due to plan amendment        -0-       130
Unrecognized net gain                                      1,470        34
Prepaid pension expense recognized on the balance sheet   $  553    $  895
Actuarial present value of accumulated benefits,
 including vested benefits of $7,615 and $4,102           $7,926    $4,617

The following table sets forth the change in benefit obligation:

                                                           1998      1997

Benefit obligation at beginning of year                   $6,794    $5,915
Service cost                                                 365       327
Interest cost                                                469       411
Benefit payment                                             (973)     (625)
Actuarial loss                                             5,343       766
Curtailment                                               (4,072)      -0-
Benefit obligation at end of year                         $7,926    $6,794

The following table sets forth the change in plan assets:

                                                           1998      1997

Fair value of plan assets at beginning of year            $7,679    $6,970
Return on plan assets                                        425     1,042
Employer contribution                                        -0-       292
Benefits paid                                               (972)     (625)
Fair value of plan assets at end of year                  $7,132    $7,679

Assumptions used in determining the actuarial present value of the projected benefit obligation were as follows at December 31:
                                                           1998      1997

Discount rates                                              5.0%      7.0%
Rates of increase in compensation levels                    3.5       4.5
Expected long-term rate of return on assets                 6.0       7.0

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 15--Retirement Plans (Continued)

Pension Plan of Acquired Subsidiary (Continued)

Effective December 31, 1998, participants' accrued benefit in the Southwest Bank Pension Plan was frozen. Participants will become participants in the First Commonwealth Financial Corporation ESOP Plan with no lapse in credited service, and no loss of accrued benefits. The Southwest Bank Plan will be terminated at some future date, with distribution made in accordance with Plan provisions and applicable regulations.

Postretirement Benefits other than Pensions for Acquired Subsidiary

Employees of Southwest were covered by a postretirement benefit plan.

Net periodic benefit cost of this plan was as follows:

                                                           1998      1997

Service cost                                              $ 61       $ 75
Interest cost on projected benefit obligation              259        265
Amortization of transition obligation                       55        119
Loss amortization                                           82         29
Net periodic benefit cost                                 $457       $488

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's consolidated balance sheet as of December 31:

                                                           1998      1997

Accumulated postretirement obligation:
    Retirees                                              $2,941    $2,853
    Fully eligible active plan participants                  155        40
    Other plan participants                                  318       912
Total accumulated postretirement benefit obligation        3,414     3,805
Plan assets at fair value                                     --        --

Accumulated postretirement benefit obligation in
 excess of plan assets                                     3,414     3,805
Unrecognized transition obligation                          (610)   (1,234)
Unrecognized net loss                                        (23)   (1,183)
Accrued benefit liability recognized on the
 balance sheet                                            $2,781    $1,388

The following table sets forth the change in benefit obligation:

                                                           1998      1997

Benefit obligation at beginning of year                   $3,805    $3,785
Service cost                                                  61        75
Interest cost                                                259       265
Benefit payments                                            (193)     (170)
Amendments                                                   -0-      (555)
Actuarial loss                                               642       405
Curtailment                                               (1,160)      -0-

Benefit obligation at end of year                         $3,414    $3,805

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 15--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiary
(Continued)

The discount rates used in determining the actuarial present value of the accumulated postretirement benefit obligation were 6.0% and 7.0% for 1998 and 1997 respectively. The health care cost trend rates used for 1998 were projected at level rates of 5.75% for grandfathered participants and 5.0% for non-grandfathered participants. This grandfathering is related to cost sharing requirements for different groups of participants for these benefits. The health care cost trend rates used for 1997 were an initial rate of 8.0% and decreasing over time to an annual rate of 6.0% and remaining at that level thereafter for all participants.

The health care cost trend rate assumption can have a significant impact on the amounts reported. Increasing the assumed health care cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation by approximately $251 and the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost by $15.

Southwest amended this plan to discontinue participation for active employees December 31, 1998 and to limit participation to employees retiring before January 1, 2002. As the result of this plan curtailment, an additional expense of $1,129 was recorded for 1998.

In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132") which is effective for years beginning after December 15, 1997. FAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans.

The adoption of FAS No. 132 will not have a material impact on the Corporation's financial condition or results of operations.

NOTE 16--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms. The combined balances of the ESOP related loans were $8,007 at December 31, 1998 and $2,436 at December 31, 1997.

The loans have been recorded as long-term debt on the Corporation's consolidated balance sheets. A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity. Unearned ESOP shares, included as a component of shareholders' equity, represents the Corporation's prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the loan is reduced. Repayment of the loans are scheduled to occur over a seven year period from contributions to the ESOP by the Corporation and dividends on unallocated ESOP shares.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands, except per share data)

NOTE 16--Unearned ESOP Shares (Continued)

The following is an analysis of ESOP shares held in suspense:
(See NOTE 1 for the definition of "old" and "new shares").

                                                       Old       New
                                            Total     Shares    Shares

Shares in suspense December 31, 1996       246,088    145,423   100,665
Shares allocated during 1997               (74,837)   (44,224)  (30,613)
Shares in suspense December 31, 1997       171,251    101,199    70,052
Shares acquired during 1998                242,089        -0-   242,089
Shares allocated during 1998               (48,033)   (11,760)  (36,273)
Shares in suspense December 31, 1998       365,307     89,439   275,868

The fair market value of the new shares remaining in suspense was approximately $6,759 and $2,456 at December 31, 1998 and 1997 respectively.

Interest on ESOP loans was $255 in 1998, $211 in 1997 and $313 in 1996. During 1998, 1997 and 1996 dividends on unallocated shares in the amount of $196, $213 and $256 respectively were used for debt service while all dividends on allocated shares were allocated to the participants.

NOTE 17--Stock Option Plan

At December 31, 1998, the Corporation had a stock-based compensation plan, which is described below. The plan permits the executive compensation committee to grant options for up to one million shares of the Corporation's common stock through October 15, 2005. Although the vesting requirements and term of future options granted are at the discretion of the executive compensation committee, all options granted during 1996 require a three year vesting period and expire ten years from the grant date, all options granted during 1997 became vested at December 31, 1997 and expire ten years from the grant date, and all options granted during 1998 became vested at December 31, 1998 and expire ten years from the grant date. The Corporation has elected, as permitted by FAS No. 123, to apply APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options outstanding.
Had compensation cost for the Corporation's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                       1998                     1997                     1996

                              As Reported  Pro Forma   As Reported  Pro Forma   As Reported  Pro Forma
Net Income                      $33,374     $33,374      $39,539     $33,597      $37,193     $37,158
Basic earnings per share        $  1.09     $  1.09      $  1.28     $  1.09      $  1.19     $  1.19
Diluted earnings per share      $  1.08     $  1.08      $  1.28     $  1.09      $  1.19     $  1.19

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands, except per share data)

NOTE 17--Stock Option Plan (Continued)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:
                             1998         1997            1996

Dividend yield        3.75% per annum  2.5% per annum  3.0% per annum
Expected volatility       90.0%           28.0%           10.0%
Risk-free interest rate    5.1%            5.6%            6.7%
Expected option life       9.1 years       5.7 years       9.3 years

The Corporation also assumed the Stock Options of United National Bank Corporation ("Unitas") and Reliable Financial Corporation ("RFC") upon the merger of these financial institutions into the Corporation in 1994.

A summary of the status of the Corporation's outstanding stock options as of December 31, 1998, 1997 and 1996 and changes for the years ending on those dates is presented below:

<CAPTION)
                                          1998                   1997                   1996

                                                Weighted               Weighted               Weighted
                                                Average                Average                Average
                                                Exercise               Exercise               Exercise
                                     Shares      Price      Shares      Price      Shares      Price
Outstanding at beginning of year    526,274     $17.49     233,308      $16.10     58,134      $ 6.47
Granted                             202,008     $29.375    312,280      $18.50    195,048      $18.375
Exercised                           (65,569)    $17.44      (2,800)     $ 6.44     (9,140)     $ 6.44
Forfeited                            (9,540)    $19.62     (16,514)     $18.44    (10,734)     $13.38
Outstanding at end of year          653,173     $21.05     526,274      $17.49    233,308      $16.10
Exercisable at end of year          478,029     $22.12     345,019      $16.93     44,374      $ 6.47

The following table summarizes information about the stock options outstanding at December 31, 1998.

                                      Options Outstanding                              Options Exercisable

                                      Weighted-Average
    Range of     Number Outstanding  Remaining Contract   Weighted-Average  Number Exercisable  Weighted-Average
 Exercise Prices    at 12/31/98             Life          Exercise Price       at 12/31/98      Exercise Price

   $5.00-5.99           24,543              3.3                $ 5.50               24,543            $ 5.50
   $6.00-8.99           15,400              4.2                $ 8.07               15,400            $ 8.07
 $18.375-18.50         414,651              8.0                $18.46              239,507            $18.50
   $29.375             198,579              9.2                $29.375             198,579            $29.375
    Total              653,173                                 $21.05              478,029            $22.12

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

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

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 1998.

Balances December 31, 1997              $11,174
Advances                                  8,303
Repayments                               (8,865)
Other                                      (304)
Balances December 31, 1998              $10,308

"Other" primarily reflects the change in those classified as a "related party" as a result of mergers, resignations and retirements.

NOTE 20--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators. At December 31, 1998, dividends from subsidiary banks were restricted not to exceed $56,228. These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 1998, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 20--Regulatory Restrictions and Capital Adequacy (Continued)

As of December 31, 1998, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized First Commonwealth Bank and Southwest Bank as well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                     To Be Well Capitalized
                                                                                     Under Prompt Corrective
                                                  Actual        Regulatory Minimum      Action Provisions
                                              Amount   Ratio      Amount    Ratio      Amount      Ratio
As of December 31, 1998

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $372,538  15.8%     $188,929    8.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $269,259  14.4%     $149,993    8.0%     $187,492     10.0%
  Southwest Bank                             $ 86,040  18.4%     $ 37,364    8.0%     $ 46,705     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $342,999  14.5%     $ 94,464    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $245,823  13.1%     $ 74,997    4.0%     $112,495      6.0%
  Southwest Bank                             $ 80,184  17.2%     $ 18,682    4.0%     $ 28,023      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial Corporation   $342,999   8.6%     $159,321    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $245,823   8.0%     $123,178    4.0%     $153,972      5.0%
  Southwest Bank                             $ 80,184   9.2%     $ 35,032    4.0%     $ 43,790      5.0%

As of December 31, 1997

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $367,106  15.6%     $188,210    8.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $252,457  13.8%     $146,276    8.0%     $182,845     10.0%
  Southwest Bank                             $ 87,840  17.4%     $ 40,291    8.0%     $ 50,364     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $341,174  14.5%     $ 94,105    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $232,691  12.7%     $ 73,138    4.0%     $109,707      6.0%
  Southwest Bank                             $ 81,674  16.2%     $ 20,146    4.0%     $ 30,219      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial Corporation   $341,174   9.6%     $142,113    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $232,691   8.3%     $111,772    4.0%     $139,715      5.0%
  Southwest Bank                             $ 81,674  11.1%     $ 29,444    4.0%     $ 36,805      5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

                                                 December 31,
                                              1998         1997

Assets
Cash                                        $  4,501     $  7,744
Securities available for sale                    145        3,547
Loans to affiliated parties                      498          469
Investment in subsidiaries                   348,597      336,588
Investment in jointly-owned company            3,059        2,622
Premises and equipment                         6,022        4,507
Dividends receivable from subsidiaries         2,914        4,924
Receivable from related parties                3,588          810
Other assets                                     526        1,636

     Total assets                           $369,850     $362,847

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities      $  1,352     $  1,237
Dividends payable                              5,086        4,851
Loans payable                                  8,007        2,436
Shareholders' equity                         355,405      354,323
     Total liabilities and
      shareholders' equity                  $369,850     $362,847

Statements of Income
                                      Years Ended December 31,

                                     1998       1997       1996

Interest and dividends             $   251    $    94    $   129
Dividends from subsidiaries         28,559     37,023     29,465
Net securities gains (losses)          203        382       (169)
Other revenue                        1,008         16         92
Operating expenses                  (8,366)    (8,476)    (8,555)

Income before taxes and equity
  in undistributed earnings of
  subsidiaries                      21,655     29,039     20,962
Applicable income tax benefits       2,348      2,610      2,802
Income before equity in
  undistributed earnings of
  subsidiaries                      24,003     31,649     23,764
Equity in undistributed
  earnings of subsidiaries           9,371      7,890     13,429

    Net income                     $33,374    $39,539    $37,193

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

                                        Years Ended December 31,

                                        1998       1997       1996

Operating Activities
  Net income                          $ 33,374   $ 39,539   $ 37,193
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization      1,470      1,522      1,198
      Net (gains) losses on sale of
        assets                            (203)      (381)       167
      Decrease (Increase) in prepaid
        income taxes                        13        229         69
      Undistributed equity in
        subsidiaries                    (9,371)    (7,890)   (13,429)
      Other - net                       (1,642)      (403)    (1,044)

       Net cash provided by
         operating activities           23,641     32,616     24,154

Investing Activities
  Transactions with securities
    available for sale:
      Purchases of investment
        securities                     (10,091)    (6,734)      (317)
      Sales of investment
        securities                      13,709      5,419      3,331
  Net change in loans to
    affiliated parties                     (28)        48       (236)
  Purchases of premises and
    equipment                           (2,036)    (1,005)    (1,714)
  Acquisition of and additional
    investment in subsidiary,
    net of cash received                (1,770)       -0-     (1,913)
       Net cash used by
         investing activities             (216)    (2,272)      (849)

Financing Activities
  Net increase (decrease) in
    short-term borrowings                  -0-       (103)       103
  Discount on dividend reinvestment
    plan purchases                      (1,016)      (630)      (529)
  Treasury stock acquired               (2,123)    (5,908)    (5,850)
  Treasury stock reissued                2,217         16        108
  Cash dividends paid                  (25,746)   (21,739)   (19,907)
     Net cash used by
         financing activities          (26,668)   (28,364)   (26,075)

Net increase (decrease) in cash         (3,243)     1,980     (2,770)
Cash at beginning of year                7,744      5,764      8,534

Cash at end of year                   $  4,501   $  7,744   $  5,764

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 21--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Supplemental schedule of noncash investing and financing activities

The Corporation borrowed $6,000 in 1998 and concurrently loaned this amount to the ESOP on identical terms. The loan was recorded as long-term debt and the offset was recorded as a reduction of the common shareholders' equity. Loan payments in the amount of $429 in 1998, $1,038 in 1997 and $1,071 in 1996 were made by the ESOP thereby reducing the outstanding amount related to unearned ESOP shares to $8,007 at December 31, 1998.

NOTE 22--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 1998 and 1997, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107"). Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.
It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
(Dollar Amounts in Thousands)

NOTE 22--Fair Values of Financial Instruments (Continued)

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

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1998 and 1997.

                                            1998                 1997
                                              Estimated            Estimated
                                     Carrying   Fair      Carrying   Fair
                                      Amount    Value      Amount    Value

Financial assets
  Cash and due from banks          $   96,615 $  96,615 $   82,500 $  82,500
  Interest-bearing deposits with
    banks                               1,914     1,914      5,040     5,040
  Federal funds sold                    1,000     1,000     29,880    29,880
  Securities available for sale     1,042,636 1,042,636    505,918   505,918
  Investments held to maturity        482,696   486,185    509,880   511,711
  Loans, net of allowance           2,342,546 2,389,039  2,410,405 2,459,313

Financial liabilities
  Deposits                          2,931,131 2,946,535  2,884,343 2,897,108
  Short-term borrowings               140,547   140,547    203,449   203,449
  Long-term debt                      630,850   635,252    193,054   189,134

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of First Commonwealth Financial
Corporation:


We have audited the accompanying consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of First Commonwealth Financial Corporation and Southwest National Corporation on December 31, 1998, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of Southwest National Corporation as of December 31, 1998 and 1997, or the related statements of income, shareholders' equity, and cash flows of Southwest National Corporation for the years then ended, which statements reflect total assets constituting 23% and 20%, respectively, of consolidated total assets at December 31, 1998 and 1997, and net interest income constituting 25% and 26%, respectively, of consolidated net interest income for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Southwest National Corporation, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The financial statements of First Commonwealth Financial Corporation for the year ended December 31, 1996, before giving retroactive effect to the pooling of interests, and the financial statements of Southwest National Corporation for the year ended December 31, 1996, were audited by other auditors whose reports, dated January 17, 1997 and February 17, 1999, respectively, expressed unqualified opinions on those statements. We audited the combination of the accompanying consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1996, after restatement for the 1998 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.


/S/Deloitte & Touche, LLP

Pittsburgh, Pennsylvania
February 17, 1999

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Southwest National Corporation:


We have audited the consolidated balance sheets of Southwest National Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of Southwest National Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest National Corporation and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




/S/KPMG Peat Marwick LLP

Pittsburgh, Pennsylvania
February 17, 1999

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Commonwealth Financial Corporation


We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of First Commonwealth Financial Corporation and Subsidiaries for the year ended December 31, 1996, before giving retroactive effect to the pooling of interest as described in Note 2 to the consolidated financial statements. These consolidated financial statements are the responsibility of First Commonwealth Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, before giving retroactive effect to the pooling of interest as described in
Note 2 to the consolidated financial statements present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows of First Commonwealth Financial Corporation and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




/S/GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 17, 1997

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations, restated to reflect pooling of interests for the years ended December 31, 1998 and 1997 are as follows:

                                                                  1998

                                                First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter     Quarter
Interest income..............................  $68,450     $72,016     $72,408     $70,547
Interest expense.............................   35,201      38,023      38,394      36,664

     Net interest income.....................   33,249      33,993      34,014      33,883
Provision for possible credit losses.........    2,475       2,625       2,857       7,092

Net interest income after provision for
  possible credit losses.....................   30,774      31,368      31,157      26,791

Securities gains (losses)....................      982         -0-       1,657      (1,182)
Other operating income.......................    5,056       5,833       5,798       8,194
Merger and other related charges.............      -0-         -0-         -0-       7,915
Other operating expenses.....................   22,930      22,843      23,005      23,508

     Income before taxes and extraordinary
       items.................................   13,882      14,358      15,607       2,380
Applicable income taxes......................    3,900       3,864       4,063         402

     Net income before extraordinary items...    9,982      10,494      11,544       1,978

Extraordinary items, net of income taxes.....      -0-         -0-         -0-        (624)

     Net income..............................  $ 9,982     $10,494     $11,544     $ 1,354

Basic earnings per share, before extra-
  ordinary items.............................  $  0.32     $  0.34     $  0.38     $  0.07
Diluted earnings per share, before extra-
  ordinary items.............................  $  0.32     $  0.34     $  0.37     $  0.06

Average shares outstanding..................30,803,977  30,772,797  30,751,604  30,342,912
Average shares outstanding assuming
   dilution.................................31,011,647  30,950,698  30,898,079  30,476,801

                                                                  1997

                                                First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter     Quarter
Interest income..............................  $61,251     $62,758     $64,919     $65,844
Interest expense.............................   28,975      30,182      32,032      33,238

     Net interest income.....................   32,276      32,576      32,887      32,606
Provision for possible credit losses.........    1,691       2,035       2,458       3,968

Net interest income after provision for
  possible credit losses.....................   30,585      30,541      30,429      28,638

Securities gains.............................    1,758       1,039       3,181         847
Other operating income.......................    4,276       4,662       4,795       4,983
Other operating expenses.....................   22,187      22,240      22,296      22,134

     Income before income taxes..............   14,432      14,002      16,109      12,334
Applicable income taxes......................    4,417       4,334       5,011       3,576

     Net income..............................  $10,015     $ 9,668     $11,098     $ 8,758

Basic earnings per share.....................  $  0.32     $  0.31     $  0.36     $  0.28

Diluted earnings per share...................  $  0.32     $  0.31     $  0.36     $  0.28

Average shares outstanding..................31,015,133  30,837,256  30,750,565  30,744,752
Average shares outstanding assuming
   dilution.................................31,046,364  30,894,119  30,838,248  30,914,989

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         Form 8K dated September 24, 1997, reporting a change in accountants is incorporated herein by reference.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 26, 1999 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name                      Age      Positions Held During the Past Five Years

E. James Trimarchi        76       Chairman of the Board of the Corporation,
                                   Chairman of the Board of FCTC, CSC, and
                                   FCB, FCIA and Berkshire Securities
                                   Corporation; Director of CTCLIC and New
                                   Mexico Banquest Investors Corp.; Former
                                   President and Chief Executive Officer of the Corporation

Joseph E. O'Dell          53       President, Chief Executive Officer and
                                   director of the Corporation; Director of FCB, FCTC, BSI, Southwest Bank and FCIA;
                                   Vice Chairman of the Board of CSC; Former
                                   Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation;
                                   former President and Chief Executive
                                   Officer of FCB

Gerard M. Thomchick       43       Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   Director of CTCLIC; Director of FCB,
                                   FCTC, BSI and FCIA

David R. Tomb, Jr.        67       Senior Vice President, Secretary,
                                   Treasurer and Director of the
                                   Corporation; Secretary and Cashier of
                                   FCB; Secretary of FCIA, FCTC and CSC;
                                   Director of FCB, CSC, FCTC, BSI, FCIA and
                                   CTCLIC

David S. Dahlmann         49       Vice Chairman of the Corporation;
                                   President and Chief Executive Officer of
                                   Southwest Bank; Former President and
                                   Chief Executive Officer of Southwest
                                   National; Director of Southwest Bank

John J. Dolan             42       Senior Vice President and Chief
                                   Financial Officer of the Corporation;
                                   Chief Financial Officer of FCB; Chief
                                   Financial Officer, Comptroller of
                                   CTCLIC;, Treasurer and Assistant
                                   Secretary of FCTC; Comptroller and Chief
                                   Financial Officer of BSI; Treasurer of
                                   FCIA

William R. Jarrett        64       Senior Vice President of the Corporation,
                                   Former managing partner of Jarrett Stokes
                                   & Co. Certified Public Accountants, until his employment by the Corporation on April 15, 1994

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT (Continued)


R. John Previte           49       Senior Vice President, Investments of the
                                   Corporation; Investment Officer of FCB

Rosemary Krolick          45       Senior Vice President and Chief
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

ITEM 11 - MANAGEMENT RENUMERATION
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 26, 1999 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 26, 1999 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 26, 1999 is incorporated herein by reference in response to this item.

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

                                                      Page Number or
              Exhibit                                 Incorporated by
          3)  Number      Description                   Reference to

               3.1     Articles of Incorporation  Exhibit 3(i) to the
                                                  Corporation's quarterly
                                                  report on Form 10Q for the
                                                  quarter ended March 31,
                                                  1994

               3.2     By-Laws of Registrant      Exhibit 3.2 to Form S-4
                                                  filed October 15, 1993

              10.1     Employment Contract        Exhibit 10.2 to Form S-4
                       Sumner E. Brumbaugh        Filed October 15, 1993

              10.2     Employment Contract        Exhibit 10.4 to Form S-4
                       Robert C. Williams         filed June 17, 1994

              10.3     Change in Control          Exhibit 10.4 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Joseph E. O'Dell

              10.4     Change in Control          Exhibit 10.5 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Gerard M. Thomchick

              10.5     Change in Control          Exhibit 10.6 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 30, 1995, entered
                       into between First Commonwealth
                       Financial Corporation and
                       John J. Dolan, together with a
                       schedule listing substantially
                       identical Change in Control
                       Agreements with the following
                       individuals: George E. Dash,
                       William R. Jarrett, R. John Previte,
                       David L. Dawson, Johnston A. Glass,
                       Rosemary Krolick, William Miksich,
                       Domenic P. Rocco, Timothy P. Sissler,
                       Robert C. Wagner and C. Dean Wingard.

              10.6     Employment Contract        Exhibit 10.4 to Form S-4
                       David S. Dahlmann          filed November 2, 1998

              10.7     Supplemental Executive     Page 68
                       Retirement Plan

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

PART IV (Continued)

              10.8     Deferred Compensation      Page 86
                       Plan

              10.9     Cash Incentive Bonus       Page 91
                       Program

              21.1     Subsidiaries of the        Page 96
                       Registrant

              23.1     Consent of Deloitte &      Page 97
                       Touche LLP Certified
                       Public Accountants

              23.2     Consent of KPMG Peat       Page 98
                       Marwick LLP Certified
                       Public Accountants

              23.3     Consent of Grant Thornton  Page 99
                       LLP Certified Public
                       Accountants

              24.1     Power of Attorney          Page 100

              27.1     Financial Data Schedule    Page 101

  (B)     Report on Form 8-K
          (1) Form 8-K dated January 15, 1999 reporting the Corporation's acquisition of Southwest National Corporation.

          (2) Form 8-K/A dated March 16, 1999, amending Form 8-K dated January 15, 1999, reporting the Corporation's acquisition of Southwest National Corporation, to include financial statements of acquired subsidiary and Pro Forma financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 29th day of March 1999.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)




                     /S/JOSEPH E. O'DELL
                     Joseph E. O'Dell, President and Chief Executive Officer