Form 10-Q
period 1999-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1999-05-17
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of May 11, 1999 was 30,967,352.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                               March 31,      December 31,
                                                 1999             1998

ASSETS
     Cash and due from banks on demand....    $   79,886       $   96,615
     Interest-bearing deposits with banks.         1,859            1,914
     Federal funds sold ..................         1,100            1,000
     Securities available for sale, at
      market..............................     1,123,255        1,042,636

     Securities held to maturity, at cost,
       (market value $483,784 in 1999 and
       $486,185 in 1998)..................       481,348          482,696

     Loans................................     2,366,833        2,382,229
       Unearned income....................        (6,139)          (7,379)
       Allowance for possible credit losses      (33,106)         (32,304)
          Net loans.......................     2,327,588        2,342,546

     Property and equipment...............        41,757           41,929
     Other real estate owned..............         2,053            2,370
     Other assets.........................       114,547           85,083

          TOTAL ASSETS....................    $4,173,393       $4,096,789


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  240,090       $  264,082
       Interest-bearing...................     2,665,000        2,667,049
          Total deposits..................     2,905,090        2,931,131

     Short-term borrowings................       238,455          140,547
     Other liabilities....................        43,094           38,856
     Long-term debt.......................       630,082          630,850

          Total liabilities...............     3,816,721        3,741,384

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       31,262,706 shares issued; 30,941,973
       and 30,937,973 shares outstanding in
       1999 and 1998, respectively........        31,263           31,263
     Additional paid-in capital...........       100,062          100,240
     Retained earnings....................       240,511          235,623
     Accumulated other comprehensive income       (2,027)           2,199
     Treasury stock (320,733 shares at
       March 31, 1999 and 324,733 at
       December 31, 1998, at cost)........        (5,840)          (5,913)
     Unearned ESOP shares.................        (7,297)          (8,007)

       Total shareholders' equity.........       356,672          355,405

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $4,173,393       $4,096,789



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                         For the 3 Months
                                          Ended March 31,
                                         1999        1998

Interest Income
  Interest and fees on loans.........  $48,273       $50,957
  Interest and dividends on
    investments:
    Taxable interest.................   20,465        15,290
    Interest exempt from Federal
     income taxes....................    2,249         1,374
    Dividends........................      704           371
  Interest on Federal funds sold.....       49           428
  Interest on bank deposits..........       61            30
     Total interest income...........   71,801        68,450

Interest Expense
  Interest on deposits...............   25,867        28,385
  Interest on short-term borrowings      2,429         2,892
  Interest on long-term debt.........    8,444         3,924
     Total interest expense..........   36,740        35,201

Net Interest Income..................   35,061        33,249
  Provision for possible credit
   losses............................    2,213         2,475

Net interest income after provision
  for possible credit losses.........   32,848        30,774

Other Income
  Securities gains...................      563           982
  Trust income.......................    1,814         1,274
  Service charges on deposit accounts    2,058         1,961
  Other income.......................    3,447         1,821
     Total other income..............    7,882         6,038

Other Expenses
  Salaries and employee benefits.....   13,078        12,463
  Net occupancy expense..............    1,756         1,761
  Furniture and equipment expense....    1,491         1,458
  Data processing expense............      848           751
  Pennsylvania shares tax expense....      847           783
  Other operating expenses...........    6,171         5,714
     Total other expenses............   24,191        22,930

Income before income taxes...........   16,539        13,882
  Applicable income taxes............    4,534         3,900
Net income...........................  $12,005       $ 9,982

Average Shares Outstanding...........30,576,354    30,803,977
Average Shares Outstanding
  Assuming Dilution..................30,716,285    31,011,647

Per Share Data:
  Basic earnings per share...........  $  0.39       $  0.32
  Diluted earnings per share.........  $  0.39       $  0.32
  Cash dividends per share...........  $  0.23       $  0.22

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                               Accumulated
                                          Additional              Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury     ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock      Shares      Equity

Balance at December 31, 1997......$31,661  $106,659  $228,230    $ 2,156    $(11,947)  $(2,436)    $354,323

 Comprehensive income
  Net income......................    -0-       -0-     9,982        -0-         -0-       -0-        9,982
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-       -0-       -0-       (135)        -0-       -0-         (135)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-       (622)        -0-       -0-         (622)

    Total other comprehensive
     income.......................    -0-       -0-       -0-       (757)        -0-       -0-         (757)

  Total comprehensive income......    -0-       -0-     9,982       (757)        -0-       -0-        9,225

  Cash dividends declared.........    -0-       -0-    (5,934)       -0-         -0-       -0-       (5,934)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-       143          143

  Discount on dividend reinvestment
    plan purchases................    -0-      (262)      -0-        -0-         -0-       -0-         (262)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-        (105)      -0-         (105)

  Treasury stock reissued.........    -0-       (55)      -0-        -0-         887       -0-          832

Balance at March 31, 1998.........$31,661  $106,342  $232,278    $ 1,399    $(11,165)  $(2,293)    $358,222


Balance at December 31, 1998......$31,263  $100,240  $235,623    $ 2,199    $ (5,913)  $(8,007)    $355,405

 Comprehensive income
  Net income......................    -0-       -0-    12,005        -0-         -0-       -0-       12,005
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-       -0-       -0-     (3,860)        -0-       -0-       (3,860)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-       (366)        -0-       -0-         (366)

    Total other comprehensive
     income.......................    -0-       -0-       -0-     (4,226)        -0-       -0-       (4,226)

  Total comprehensive income......    -0-       -0-    12,005     (4,226)        -0-       -0-        7,779

  Cash dividends declared.........    -0-       -0-    (7,117)       -0-         -0-       -0-       (7,117)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-       710          710

  Discount on dividend reinvestment
    plan purchases................    -0-      (179)      -0-        -0-         -0-       -0-         (179)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-         -0-       -0-          -0-

  Treasury stock reissued.........    -0-         1       -0-        -0-          73       -0-           74

Balance at March 31, 1999.........$31,263  $100,062  $240,511    $(2,027)    $(5,840)  $(7,297)    $356,672

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 3 Months
                                                          Ended March 31,
                                                         1999         1998

Operating Activities
  Net income.......................................    $12,005      $ 9,982
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for possible loan losses............      2,213        2,475
     Depreciation and amortization.................      2,217        1,727
     Net gains on sales of assets..................     (1,389)      (1,004)
     Income from increase in cash surrender value
      of bank owned life insurance.................       (519)        (323)
     Decrease (Increase) in interest receivable....         92         (810)
     Increase (Decrease) in interest payable.......     (1,071)         342
     Increase in income taxes payable..............      5,363        3,712
     Change in deferred taxes......................     (1,819)         203
     Other-net.....................................     (7,856)      (2,948)

       Net cash provided by operating activities...      9,236       13,356

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     33,134       40,409
     Purchases.....................................    (31,768)     (23,090)
  Transactions with securities available for sale:
     Proceeds from sales...........................     38,085       59,058
     Proceeds from maturities and redemptions......     68,668       26,754
     Purchases.....................................   (193,328)    (300,836)
  Proceeds from sales of loans and other assets....     56,257        5,685
  Investment in bank owned life insurance.........     (20,000)         -0-
  Net decrease (increase) in time deposits with
   banks...........................................         55       (1,350)
  Net increase in loans............................    (42,454)     (39,988)
  Purchases of premises and equipment..............     (1,134)      (2,149)
       Net cash used by investing activities.......    (92,485)    (235,507)

Financing Activities
  Repayments of long-term debt.....................        (57)     (18,507)
  Proceeds from issuance of long-term debt.........        -0-      200,000
  Discount on dividend reinvestment plan purchases.       (178)        (262)
  Dividends paid...................................     (5,086)      (5,923)
  Net increase in Federal funds purchased..........     64,900       64,600
  Net increase (decrease) in other short-term
   borrowings......................................     33,008      (15,176)
  Net increase (decrease) in deposits..............    (26,041)      10,026
  Purchase of treasury stock.......................        -0-         (105)
  Proceeds from sale of treasury stock.............         74          832

       Net cash provided by financing activities...     66,620      235,485

       Net increase (decrease) in cash and cash
        equivalents................................    (16,629)      13,334

Cash and cash equivalents at January 1.............     97,615      112,380

Cash and cash equivalents at March 31..............    $80,986     $125,714

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and 1998, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 1999 and 1998. The results of the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1999       1998
Cash paid during the first three
months of the year for:

  Interest                               $37,811    $32,799
  Income Taxes                           $   950    $   -0-

Noncash investing and financing
activities:
  ESOP loan reductions                   $   711    $   143

  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 1,446    $ 1,605

NOTE 3   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                                     March 31, 1999                  March 31, 1998

                                                          Tax       Net of                Tax       Net of
                                             Pre-tax   (Expense)     Tax      Pre-tax   (Expense)     Tax
                                             Amount     Benefit     Amount    Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                  $(5,939)   $2,079     $(3,860)    $ (206)    $ 71      $(135)
 Less:  reclassification adjustment for
  gains realized in net income                  (563)      197        (366)      (957)     335       (622)
 Net unrealized gains                         (6,502)    2,276      (4,226)    (1,163)     406       (757)
Other comprehensive income                   $(6,502)   $2,276     $(4,226)   $(1,163)    $406      $(757)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999
                           (Unaudited)

NOTE 4   New Accounting Pronouncements

Effective January 1, 1999, the Corporation adopted the Financial Accounting Standards Board Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS No. 134"). FAS No. 134 amends FAS No. 65 "Accounting for Certain Mortgage Banking Activities". FAS No. 65 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities as trading securities while FAS No. 134 requires the resulting mortgage-backed securities or other retained interests be classified based on the entity's ability and intent to sell or hold those investments. On the date FAS No. 134 is initially applied, an enterprise may reclassify mortgage backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The Corporation currently holds no mortgage backed securities or other beneficial interests retained after the securitization of mortgage loans held for sale. The adoption of FAS No. 134 did not have a material impact on the Corporation's financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") which is effective for the first quarter of years beginning after June 15, 1999. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. Management believes that adoption of FAS No. 133 will not have a material impact on the Corporation's financial condition or results of operations.

NOTE 5 Subsequent Event

Effective April 1, 1999 the Corporation sold all of the outstanding common stock of BSI Financial Services Inc. ("BSI"), a wholly-owned subsidiary of the Corporation, to First Bank Richmond headquartered in Richmond, Indiana. Cash proceeds in the amount of $1.7 million were received, resulting in a loss on sale of $167 thousand which will be reflected in the financial statements for the second quarter of 1999. BSI provided mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks and unaffiliated organizations. Services performed by BSI for the subsidiary banks will be transferred to the subsidiary banks or other nonbank subsidiaries of the Corporation.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 1999 as Compared to the First Three Months of 1998

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

Net income in the three months of 1999 was $12.0 million reflecting an increase of $2.0 million over 1998 results of $10.0 million. Net income excluding the impact of securities transactions and mortgage sales reflected an increase of $1.7 million or 18% when comparing the three months of 1999 to the same period of 1998. Basic earnings per share of $0.39 for the three months of 1999 increase $0.07 per share over basic earnings per share of $0.32 for the three months of 1998. Changes in net interest income increased earnings by $0.07 per share during 1999 while the impact of mortgage sales increased earnings per share $0.03 during 1999. Mortgage loans with a book value of $42.2 million were sold during the first quarter of 1999 resulting in a gain on sale of $890 thousand. Return on average assets was 1.18% and return on average equity was 13.45% during the 1999 period, compared to 1.07% and 11.25%, respectively during the same period of 1998.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $35.1 million for the three months of 1999 compared to $33.2 million for the same period of 1998. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1999 period was 3.81%, reflecting a decrease of 10 basis points (0.10%) from 3.91% reported in 1998.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 1999 as Compared to the First Three Months of 1998 (Continued)

Interest and fees on loans decreased $2.7 million for 1999 over 1998 levels including a decrease due to volume of $1.3 million and a decrease due to rate of $1.4 million. Average loans for the first quarter of 1999 decreased $67.8 million compared to averages for the first quarter of 1998, primarily in residential mortgage loans and indirect auto loans. The total yield on loans decreased 20 basis points (0.20%) for the three months of 1999 compared to the three months of 1998. Loan yields on innovative loan products introduced in previous years which bear lower introductory interest rates continue to increase during 1999 as these products aged and introductory interest rates were no longer offered on aged loans, but since many of these loans are still at introductory rates these products continue to generate lower yields than the mortgage loan portfolio as a whole.

Interest income on investments increased $6.4 million for the three months of 1999 compared to the corresponding period of 1998 primarily as result of increases due to volume of $5.9 million and decreases due to rate of $398 thousand in U.S. government agency securities. Average balances of U.S. government agency securities for the three months of 1999 increased $367.0 million over 1998 averages as part of a capital management leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agency securities. Investment income on state and municipal bonds and asset backed securities also reflected increases during 1999 compared to the 1998 period of $885 thousand and $727 thousand respectively. Yields on investments for the 1999 period reflected a decrease of 5 basis points (0.05%) over 1998 yields.

Interest on deposits decreased $2.5 million for the 1999 period compared to 1998, and included decreases in interest on time deposits of $2.0 million and decreases in interest on total savings deposits of $546 thousand. The decrease in interest on total savings deposits included decreases due to rate of $1.1 million which were partially offset by increases due to volume of $554 thousand. Interest expense on time deposits for the first quarter of 1999 compared to the first quarter of 1998 reflected decreases due to volume of $898 thousand and decreases due to rate of $1.1 million. Cost of total savings deposits decreased 38 basis points (0.38%) and cost of time deposits decreased 30 basis points (0.30%) for the three months of 1999 compared to the three months of 1998.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 1999 as Compared to the First Three Months of 1998 (Continued)

Interest expense on short-term borrowings decreased $463 thousand for the first three months of 1999 compared to the first three months of 1998 as average Federal Funds purchased decreased $46.5 million over 1998 averages. Interest expense on Federal Funds purchased decreased $799 thousand including decreases due to volume of $653 thousand and decreases due to rate of $146 thousand. Interest expense on long-term debt increased $4.5 million compared to the 1998 period as average long-term debt for the three months of 1999 increased $348.0 million over 1998 averages. The long-term debt increase for 1999 was a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years to be utilized as part of the above mentioned capital management leveraging strategy. The average spread of this leverage strategy was 1.19% during the 1999 period.

The provision for possible credit losses was $2.2 million for the three month period of 1999 compared to $2.5 million during the 1998 period. Net charge-offs against the allowance for possible credit losses were $1.4 million in the 1999 period and $2.2 million in the 1998 period. The 1999 decrease in net charge-offs included decreases in net charge-offs for credit card loans, loans to individuals and leases of $161 thousand, $507 thousand and $228 thousand respectively compared to 1998 charge-offs. The decreases in net charge-offs for the three months of 1999 were partially offset by increases in net charge-offs of commercial loans secured by real estate and loans secured by residential real estate. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 1999 as Compared to the First Three Months of 1998 (Continued)

Below is an analysis of the consolidated allowance for possible credit losses for the three month periods ended March 31, 1999 and 1998.
                                    1999              1998

                                    (Amounts in thousands)

Balance January 1,                 $32,304          $25,932
Loans charged off:
  Commercial, financial and
   agricultural                        100              200
  Real estate-construction             -0-              -0-
  Real estate-commercial                11              301
  Real estate-residential              288               63
  Loans to individuals               1,329            1,993
  Lease financing receivables          -0-              229

      Total loans charged off        1,728            2,786

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                         25              308
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-               26
  Real estate-residential               14                4
  Loans to individuals                 278              274
  Lease financing receivables          -0-                1

      Total recoveries                 317              613

      Net charge offs                1,411            2,173

Provision charged to operations      2,213            2,475

Balance March 31,                  $33,106          $26,234

Net securities gains decreased $419 thousand during the 1999 period from $982 thousand reported in 1998. The security gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. Treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively, which resulted in security gains of $167 thousand and $317 thousand, respectively. The securities gains during 1998 resulted primarily from the sale of U.S. Treasury securities classified as "available for sale" having a book value of $45.8 million with the proceeds being reinvested in mortgage backed and other U.S. government agency securities with similar average expected maturities.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 1999 as Compared to the First Three Months of 1998 (Continued)

Total other operating income, excluding securities gains increased $2.3 million during the first quarter of 1999 compared to the first quarter of 1998. Trust income reflected an increase for the 1999 period of $540 thousand. Other income for the first three months of 1999 increased $1.6 million compared to the first three months of 1998. Included in other income for the 1999 period was the sale of mortgage loans with a book value of $42.2 million which resulted in a gain of $890 thousand.

Other income for the first quarter of 1999 compared to the first quarter of 1998 also reflected increases in the cash surrender value of bank owned life insurance of $196 thousand and insurance commissions of $164 thousand. Additional increases included in other income for the three months of 1999 over the 1998 period occurred in merchant discount and loan servicing income.

Noninterest expense was $24.2 million for the three months of 1999 reflecting an increase of $1.3 million over the 1998 level of $22.9 million. Although total noninterest expense for 1999 increased over 1998 levels, total noninterest expense as a percent of average assets declined from 2.43% for the three months of 1998 to 2.34% for the same period of 1999. Employee costs were $13.1 million in 1999, representing 1.28% of average assets on an annualized basis compared to $12.5 million and 1.34% of average assets on an annualized basis for 1998. Salary and benefit costs increased 4.9% for 1999 over the corresponding period of 1998 but will be favorably impacted during the second half of 1999 by the early retirement plan offered to employees during the fourth quarter of 1998. The success of the early retirement plan accelerated the process of right-sizing the Corporation beyond normal attrition management by adjusting employment levels quickly while continuing the Corporation's tradition of not laying off employees due to merger activity.

Pennsylvania shares tax expense increased $64 thousand for the first quarter of 1999 compared to the first quarter of 1998 and is expected to continue to increase as shareholders' equity of the subsidiary banks increases. Outside data processing expenses for the first three months of 1999 increased $97 thousand over the first three months of 1998 and will continue to be controlled in future periods through centralized management by the Corporation's data processing subsidiary. Other operating expenses increased $457 thousand in 1999 to $6.2 million. Other operating expenses for the first quarter of 1999 included an increase in the amortization of mortgage servicing rights in the amount of $354 thousand related to the disposition of BSI.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 1999 as Compared to the First Three Months of 1998 (Continued)

Advertising, filing and recording fees and printing costs reflected increases for the first three months of 1999 compared to the 1998 period. Legal fees and other professional fees for the first quarter of 1999 decreased compared to 1998 levels. Outside professionals contracted during 1998 under limited engagements to review the Corporation's asset/liability management model, analyze fee structures, and provide research and consulting services for marketing, customer profitability analysis and branch automation initiatives were not extended into the 1999 period.

Income tax expense was $4.5 million for the three months of 1999 compared to $3.9 million for the same period of 1998. The Corporation's effective tax rate was 27.4% for the 1999 period compared to 28.1% for 1998, reflecting an increase in tax-free income.

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

Net loans decreased by $15.0 million in the first three months of 1999 as decreases in loans secured by residential real estate of $129.8 million were partially offset by increases in loans to individuals of $79.4 million. The reduction in residential mortgage loans was primarily the result of the sale of $42.2 million of residential mortgages in March of 1999. The mortgage loans were sold to reduce the Corporation's prepayment risk and to shorten the average life of the fixed rate loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Total deposits decreased $26.0 million during the first quarter of 1999 and included decreases in noninterest bearing demand deposits of $24.0 million and decreases in total savings deposits of $10.1 million. All savings categories reflected decreases for the first quarter of 1999 except for the Corporation's American Dream Savings product. Customers continue to reinvest traditional savings dollars in this product which offers higher interest rates than traditional savings accounts. This product was designed to build long-term customer relationships and is intended to produce a favorable impact on the Corporation's net interest margin over the long-term. Time deposits increased $8.1 million since December 31 and included increases in time deposits in denominations greater than $100 thousand of $27.1 million since year-end.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of March 31, 1999 securities available for sale had an amortized cost of $1,126.3 million and an approximate fair value of $1,123.3 million. Growth of the available for sale portfolio during the first three months of 1999 in the amount of $80.6 million was funded primarily by short-term borrowings. The investment of $20.0 million in the bank owned life insurance during the first quarter of 1999 was funded primarily from the liquidation of U.S. government agencies and U.S. treasury securities.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 1999 and December 31, 1998
(Dollar amounts in thousands):
                                          March 31, 1999
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  769,019   $139,379   $250,879   $1,159,277
Investments..............    88,846     78,865    142,605      310,316
Other interest-earning
 assets..................    13,985      5,232      3,932       23,149

  Total interest-sensitive
   assets................   871,850    223,476    397,416    1,492,742

Certificates of deposits.   510,286    242,324    316,424    1,069,034
Other deposits........... 1,080,051        -0-        -0-    1,080,051
Borrowings...............   205,307      5,139     26,380      236,826
  Total interest-sensitive
   liabilities........... 1,795,644    247,463    342,804    2,385,911
  GAP....................$ (923,794)  $(23,987)  $ 54,612   $ (893,169)

ISA/ISL..................      0.49       0.90       1.16         0.63
Gap/Total assets.........     22.14%      0.57%      1.31%       21.40%

                                      December 31, 1998
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  765,948   $168,297   $293,082   $1,227,327
Investments..............    59,942     87,042    149,497      296,481
Other interest-earning
 assets..................    38,048      4,120      6,207       48,375

  Total interest-sensitive
   assets................   863,938    259,459    448,786    1,572,183

Certificates of deposits.   359,487    323,760    318,282    1,001,529
Other deposits........... 1,094,125        -0-        -0-    1,094,125
Borrowings...............   142,509      1,085      2,413      146,007
  Total interest-sensitive
   liabilities........... 1,596,121    324,845    320,695    2,241,661
  GAP....................$ (732,183)  $(65,386)  $128,091   $ (669,478)

ISA/ISL..................      0.54       0.80       1.40         0.70
Gap/Total assets.........     17.87%      1.60%      3.13%       16.34%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at March 31, 1999, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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
                                                   At March 31,
                                               1999           1998
                                             (amounts in thousands)

Nonperforming Loans:

Loans on nonaccrual basis                   $   10,649     $   12,009
Past due loans                                  13,013         14,496
Renegotiated loans                                  64             55
     Total Nonperforming Loans              $   23,726     $   26,560

Other real estate owned                     $    2,053     $    2,076

Loans outstanding at end of period          $2,360,694     $2,468,320

Average loans outstanding (year-to-date)    $2,384,385     $2,452,218

Nonperforming loans as percent of
  total loans                                    1.01%          1.08%

Provision for possible credit losses        $    2,213     $    2,475

Net charge-offs                             $    1,411     $    2,173

Net charge-offs as percent of
  average loans                                   0.06%         0.09%

Provision for possible credit losses as
  percent of net charge-offs                    156.84%       113.90%

Allowance for possible credit losses as
  percent of average loans outstanding            1.39%         1.07%

Allowance for possible credit losses as
  percent of end-of-period loans
  outstanding                                     1.40%         1.06%

Allowance for possible credit losses as
  percent of nonperforming loans                139.53%        98.77%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for possible credit losses at March 31, 1999 and March 31, 1998.

                                                          1999     1998
                                                      (amounts in thousands)
Recorded investment in impaired loans at end
of period                                               $10,713   $12,064

Year to date average balance of impaired loans          $10,373   $11,763

Allowance for possible credit losses related to
impaired loans                                          $ 2,431   $ 2,064

Impaired loans with an allocation of the allowance
for possible credit losses                              $ 5,180    $ 6,306

Impaired loans with no allocation of the allowance
for possible credit losses                              $ 5,533    $ 5,758

Year to date income recorded on impaired loans on
a cash basis                                            $   159    $   129

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of March 31, 1999, there were no significant concentrations of credit.

Nonperforming loans at March 31, 1999 decreased $2.8 million compared to 1998 levels and included decreases in past due loans of $1.5 million and decreases in nonaccrual loans of $1.3 million. Past due loans reflected decreases in commercial loans secured by real estate of $1.4 million, and commercial loans not secured by real estate of $310 thousand which were partially offset by increases in past due auto leases of $351 thousand. Nonaccrual loans reflected decreases in commercial loans not secured by real estate of $1.4 million, loans secured by residential real estate of $737 thousand and auto leases of

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

$313 thousand. Nonaccrual construction loans increased $1.1 million at March 31, 1999 compared to March 31, 1998. Nonperforming loans as a percent of total loans were 1.01% at March 31, 1999 compared to 1.08% at March 31, 1998. The allowance for possible credit losses as a percent of nonperforming loans at March 31, 1999 has increased over both March 31, 1998 and year-end 1998 levels. Net charge-offs in both dollars and as a percentage of average loans at March 31, 1999 have decreased over 1998 levels.

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

CAPITAL RESOURCES

Equity capital increased $1.3 million in the first three months of 1999. Dividends declared reduced equity by $7.1 million during the 1999 period, while earnings retention was $4.9 million, representing an earnings retention rate of 40.7%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $710 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $179 thousand. The market value adjustment to securities available for sale decreased equity by $4.2 million. Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $74 thousand.

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

The table below presents the Corporation's capital position at
March 31, 1999:
                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital                       $348,812            14.2%
Risk-Based Requirement                 98,094             4.0

Total Capital                         379,467            15.5
Risk-Based Requirement                196,188             8.0

Minimum Leverage Capital              348,812             8.5
Minimum Leverage Requirement          123,803             3.0

At March 31, 1999 the Corporation and its banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

YEAR 2000 UPDATE

The Corporation's data processing subsidiary, Commonwealth Systems Corporation continued to address year 2000 issues during the first quarter of 1999. Renovation whereby code enhancements, hardware and software upgrades and system replacements are implemented is near completion for mission critical systems. An application is considered mission critical if it is vital to the successful continuation of a core business activity. Validation or testing of all changes to hardware and software components, including connections with other systems is 95% complete, while implementation of mission critical systems is currently 90% complete. All mission critical systems are scheduled for implementation by June 30, 1999 which places the Corporation within guidelines established by federal regulatory agencies. As per the regulatory agencies schedule they will continue to perform quarterly year 2000 status reviews at financial institutions throughout 1999. Outside professionals engaged by the Corporation during 1998 to provide additional independent verification and validation processes and to assure the reliability of internal risk and cost estimates continue their engagement during 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

The Corporation will continue to strengthen its remediation contingency plan for year 2000 events during the remainder of 1999. Additional alternative processes in event that a system fails will be identified and tested and third party vendors and outside sources will continue to be tested as these outside sources make testing available to the Corporation. Contingency planning will continue throughout 1999 and although all possible problems can not possibly be anticipated, management believes that potential difficulties associated with implementation are likely to result in only minor delays in transaction or information availability.

The Corporation utilized internal resources to evaluate, reprogram and test software and hardware for year 2000 issues to the extent possible. Salary and benefit costs related to year 2000 activities were expensed as incurred. External year 2000 expenditures included amounts for capitalized hardware and software which will be amortized over three years for software and five years for hardware. Year 2000 expenditures which were expensed as incurred included the cost of leased off-site testing of mainframe systems, outside professionals utilized for independent verification, travel and lodging during off-site testing and vendor testing. The Corporation's estimates of additional year 2000 expenditures to be incurred during 1999 are based on presently available information and estimates. Cash outlays were funded through operating cash flows. Due to the Corporation's commitment to mitigate year 2000 risks where possible, management does not believe the year 2000 problem will have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

YEAR 2000 UPDATE

The following table summarizes year 2000 expenditures incurred through the first quarter of 1999 and estimated amounts to be incurred throughout the remainder of 1999. (Dollar amounts in thousands)

                                                3 Months     12 Months       12 Months       Estimate
                                                  Ended        Ended           Ended       for Remainder
                                                 3/31/99      12/31/98        12/31/97       of 1999
Capitalized hardware and software                 $  3        $  250            $106             $ 92
Nonemployee expenses including testing              17           152              20              131
Employee related costs                             262          1,003            163              158
 Subtotal                                          282          1,405            289              381
Capitalized hardware and software replaced
 without acceleration due to year 2000             459          2,043             70              200
Total expenditures                                $741         $3,448           $359             $581

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  MAY 14, 1999         /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  MAY 14, 1999         /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President
                             and Chief Financial Officer
25