Form 10-Q
period 1999-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1999-08-13
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of August 11, 1999 was 30,984,815.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .  9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK . . . . . . . . . . . . . . . . . . . . . . . . 27


                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 28

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                               June 30,       December 31,
                                                 1999             1998

ASSETS
     Cash and due from banks on demand....    $   83,709       $   96,615
     Interest-bearing deposits with banks.           500            1,914
     Federal funds sold ..................             0            1,000
     Securities available for sale, at
      market..............................     1,155,808        1,042,636

     Securities held to maturity, at cost,
       (Market value $452,452 in 1999 and
       $486,185 in 1998)..................       458,761          482,696

     Loans................................     2,374,977        2,382,229
       Unearned income....................        (5,072)          (7,379)
       Allowance for credit losses........       (33,644)         (32,304)
          Net loans.......................     2,336,261        2,342,546

     Property and equipment...............        40,839           41,929
     Other real estate owned..............         1,808            2,370
     Other assets.........................       125,517           85,083

          TOTAL ASSETS....................    $4,203,203       $4,096,789


LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  242,964       $  264,082
       Interest-bearing...................     2,722,169        2,667,049
          Total deposits..................     2,965,133        2,931,131

     Short-term borrowings................       223,831          140,547
     Other liabilities....................        36,534           38,856
     Long-term debt.......................       638,525          630,850

          Total liabilities...............     3,864,023        3,741,384

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       31,262,706 shares issued; 30,976,379
       and 30,937,973 shares outstanding in
       1999 and 1998, respectively........        31,263           31,263
     Additional paid-in capital...........        99,716          100,240
     Retained earnings....................       247,283          235,623
     Accumulated other comprehensive income      (26,715)           2,199
     Treasury stock (286,327 shares at
       June 30, 1999 and 324,733 at
       December 31, 1998, at cost)........        (5,213)          (5,913)
     Unearned ESOP shares.................        (7,154)          (8,007)

       Total shareholders' equity.........       339,180          355,405

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $4,203,203       $4,096,789



The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter     For the 6 Months
                                        Ended June 30,      Ended June 30,
                                       1999      1998       1999      1998

Interest Income
  Interest and fees on loans.......  $48,419    $51,694    $96,692  $102,651
  Interest and dividends on
    investments:
    Taxable interest...............   22,095     17,737     42,560    33,027
    Interest exempt from Federal
     income taxes..................    2,348      1,541      4,597     2,915
    Dividends......................      734        544      1,438       915
  Interest on Federal funds sold...       10        458         59       886
  Interest on bank deposits........       30         42         91        72
     Total interest income.........   73,636     72,016    145,437   140,466

Interest Expense
  Interest on deposits.............   25,573     28,795     51,440    57,180
  Interest on short-term borrowings    2,852      3,361      5,281     6,253
  Interest on long-term debt.......    8,564      5,867     17,008     9,791
     Total interest expense........   36,989     38,023     73,729    73,224

Net Interest Income................   36,647     33,993     71,708    67,242
  Provision for credit losses......    2,337      2,625      4,550     5,100

Net interest income after provision
  for possible credit losses.......   34,310     31,368     67,158    62,142

Other Income
  Securities gains.................      -0-        -0-        563       982
  Trust income.....................    1,209      1,354      3,023     2,628
  Service charges on deposit
   accounts........................    2,233      2,103      4,291     4,064
  Gain on sale of loans............    3,978         56      4,902        93
  Other income.....................    2,524      2,320      5,047     4,104
     Total other income............    9,944      5,833     17,826    11,871

Other Expenses
  Salaries and employee benefits...   12,520     12,014     25,598    24,477
  Net occupancy expense............    1,609      1,698      3,365     3,459
  Furniture and equipment expense..    1,477      1,541      2,968     2,999
  Data processing expense..........      816        798      1,664     1,549
  Pennsylvania shares tax expense..      883        813      1,730     1,596
  Other operating expenses.........    6,185      5,979     12,356    11,693
     Total other expenses..........   23,490     22,843     47,681    45,773

Income before income taxes.........   20,764     14,358     37,303    28,240
  Applicable income taxes..........    5,938      3,864     10,472     7,764
Net income.........................  $14,826    $10,494    $26,831   $20,476

Average Shares Outstanding.........30,601,694 30,772,797 30,589,094 30,788,301
Average Shares Outstanding
  Assuming Dilution................30,688,466 30,950,698 30,702,299 30,981,004

Per Share Data:
  Basic earnings per share.........  $  0.48    $  0.34    $  0.88   $  0.67
  Diluted earnings per share.......  $  0.48    $  0.34    $  0.87   $  0.66
  Cash dividends per share.........  $  0.26    $  0.22    $  0.49   $  0.44

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                               Accumulated
                                          Additional              Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury     ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock      Shares      Equity

Balance at December 31, 1997......$31,661  $106,659  $228,230   $  2,156    $(11,947)  $(2,436)    $354,323

 Comprehensive income
  Net income......................    -0-       -0-    20,476        -0-         -0-       -0-       20,476
  Other comprehensive income, net
   of tax: Unrealized holding gains
     on securities arising during
     the period...................    -0-       -0-       -0-      1,089         -0-       -0-        1,089
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-       (622)        -0-       -0-         (622)

    Total other comprehensive
     income.......................    -0-       -0-       -0-        467         -0-       -0-          467

  Total comprehensive income......    -0-       -0-    20,476        467         -0-       -0-       20,943

  Cash dividends declared.........    -0-       -0-   (11,859)       -0-         -0-       -0-      (11,859)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-       286          286

  Discount on dividend reinvestment
    plan purchases................    -0-      (444)      -0-        -0-         -0-       -0-         (444)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-      (1,062)      -0-       (1,062)

  Treasury stock reissued.........    -0-        11       -0-        -0-         989       -0-        1,000

Balance at June 30, 1998..........$31,661  $106,226  $236,847   $  2,623    $(12,020)  $(2,150)    $363,187


Balance at December 31, 1998......$31,263  $100,240  $235,623   $  2,199    $ (5,913)  $(8,007)    $355,405

 Comprehensive income
  Net income......................    -0-       -0-    26,831        -0-         -0-       -0-       26,831
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-       -0-       -0-    (28,548)        -0-       -0-      (28,548)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-       (366)        -0-       -0-         (366)

    Total other comprehensive
     income.......................    -0-       -0-       -0-    (28,914)        -0-       -0-      (28,914)

  Total comprehensive income......    -0-       -0-    26,831    (28,914)        -0-       -0-       (2,083)

  Cash dividends declared.........    -0-       -0-   (15,171)       -0-         -0-       -0-      (15,171)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-       853          853

  Discount on dividend reinvestment
    plan purchases................    -0-      (233)      -0-        -0-         -0-       -0-         (233)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-         -0-       -0-          -0-

  Treasury stock reissued.........    -0-      (291)      -0-        -0-         700       -0-          409

Balance at June 30, 1999..........$31,263  $ 99,716  $247,283   $(26,715)   $ (5,213)  $(7,154)    $339,180

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 6 Months
                                                          Ended June 30,
                                                         1999         1998

Operating Activities
  Net income.......................................    $26,831      $20,476
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for credit losses...................      4,550        5,100
     Depreciation and amortization.................      4,048        3,537
     Net gains on sales of assets..................     (5,194)      (1,051)
     Income from increase in cash surrender value
      of bank owned life insurance.................     (1,056)        (770)
     Increase in interest receivable...............       (635)      (3,428)
     Increase (decrease) in interest payable.......     (3,134)         387
     Increase (decrease) in income taxes payable...      1,870         (349)
     Change in deferred taxes......................     (1,902)         467
     Other-net.....................................     (7,794)      (2,479)

       Net cash provided by operating activities...     17,584       21,890

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     69,747      103,100
     Purchases.....................................    (45,777)     (79,429)
  Transactions with securities available for sale:
     Proceeds from sales...........................     38,484       49,036
     Proceeds from maturities and redemptions......    113,743       82,760
     Purchases.....................................   (309,355)    (474,532)
  Proceeds from sales of loans and other assets....     86,485       15,710
  Sale of subsidiary...............................     (2,396)         -0-
  Investment in bank owned life insurance..........    (20,000)         -0-
  Net decrease (increase) in time deposits with
   banks...........................................      1,408       (2,134)
  Net increase in loans............................    (79,422)     (50,595)
  Purchases of premises and equipment..............     (2,192)      (4,222)
       Net cash used by investing activities.......   (149,275)    (360,306)

Financing Activities
  Repayments of long-term debt.....................       (110)     (19,515)
  Proceeds from issuance of long-term debt.........      9,000      300,000
  Discount on dividend reinvestment plan purchases.       (233)        (444)
  Dividends paid...................................    (12,202)     (11,849)
  Net increase (decrease) in Federal funds
   purchased.......................................      9,925      (79,205)
  Net increase in other short-term borrowings......     73,359      126,144
  Net increase in deposits.........................     37,637       40,749
  Purchase of treasury stock.......................        -0-       (1,062)
  Proceeds from sale of treasury stock.............        409          936

       Net cash provided by financing activities...    117,785      355,754

       Net increase (decrease) in cash and cash
        equivalents................................    (13,906)      17,338

Cash and cash equivalents at January 1.............     97,615      112,380

Cash and cash equivalents at June 30...............    $83,709     $129,718

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 1999 and the results of operations for the three month and six month periods ended June 30, 1999 and 1998, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 1999 and 1998. The results of the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1999       1998
Cash paid during the first six
months of the year for:

  Interest                               $76,862    $69,158
  Income Taxes                           $10,450    $ 7,654

Noncash investing and financing
activities:

  ESOP loan reductions                   $   853    $   286
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 2,463    $ 3,017

NOTE 3   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                                     June 30, 1999                   June 30, 1998

                                                          Tax       Net of                Tax       Net of
                                             Pre-tax   (Expense)     Tax      Pre-tax   (Expense)     Tax
                                             Amount     Benefit     Amount    Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                 $(43,920)  $15,372    $(28,548)    $1,675    $(586)     $1,089
 Less:  reclassification adjustment for
  gains realized in net income                  (563)      197        (366)      (957)     335        (622)
 Net unrealized gains                        (44,483)   15,569     (28,914)       718     (251)        467
Other comprehensive income                  $(44,483)  $15,569    $(28,914)    $  718    $(251)     $  467

7

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999
                           (Unaudited)

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. FAS No. 133 was amended by FASB statement No. 137 in June 1999. FAS No. 137 delays the effective date of FAS No. 133 to the first quarter of years beginning after June 15, 2000. Management believes that adoption of FAS No. 133 will not have a material impact on the Corporation's financial condition or results of operations.

NOTE 5   Sale of Subsidiary

Effective April 1, 1999 the Corporation sold all of the outstanding common stock of BSI Financial Services Inc. ("BSI"), a wholly-owned subsidiary of the Corporation, to First Bank Richmond headquartered in Richmond, Indiana. The resulting loss on sale of $167 thousand is reflected in the financial statements for the second quarter of 1999. BSI provided mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks and unaffiliated organizations. Services performed by BSI for the subsidiary banks have been transferred to the subsidiary banks or other nonbank subsidiaries of the Corporation.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

NOTE 6   Stock Buyback

On July 13, 1999 the Corporation's Board of Directors authorized the buyback of up to two million shares of common stock. The buyback if fully completed would reduce the number of outstanding shares by approximately 6.5%.

RESULTS OF OPERATIONS

First Six Months of 1999 as Compared to the First Six Months of
1998

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

Net income in the six months of 1999 was $26.8 million reflecting an increase of $6.3 million over 1998 results of $20.5 million. Net income excluding the impact of securities transactions and loan sales reflected an increase of $3.5 million or 18% when comparing the six months of 1999 to the same period of 1998. Basic earnings per share of $0.88 for the six months of 1999 increased $0.21 per share over basic earnings per share of $0.67 for the six months of 1998. Changes in net interest income increased earnings by $0.16 per share during 1999 while the impact of loan sales increased earnings per share $0.16 during 1999. Mortgage loans with a book value of $42.2 million were sold during the first quarter of 1999 resulting in a gain on sale of $890 thousand. Retail credit card loans with a book value of $20.4 million were sold during the second quarter of 1999 resulting in a gain on sale of $4.0 million. Return on average assets was 1.29% and return on average equity was 14.95% during the 1999 period, compared to 1.07% and 11.41%, respectively during the same period of 1998.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $71.7 million for the six months of 1999 compared to $67.2 million for the same period of 1998. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 1999 as Compared to the First Six Months of
1998 (Continued)

average earning assets) was 3.83%, for both the 1999 and 1998 periods.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
   (dollar amounts in thousands)
                                       1999 Change from 1998
                                   Total   Change Due Change Due
                                  Change   To Volume   To Rate

Interest-earning assets:
   Time deposits with banks      $    19     $   (27)   $    46
   Securities                     11,738      12,196       (458)
   Federal funds sold               (827)       (818)        (9)
   Loans                          (5,959)     (2,959)    (3,000)
      Total interest income        4,971       8,392     (3,421)
Interest-bearing liabilities:
   Deposits                       (5,740)      1,845     (7,585)
   Short-term borrowings            (972)       (291)      (681)
   Long-term debt                  7,217       7,796       (579)
      Total interest expense         505       9,350     (8,845)
         Net interest income     $ 4,466     $  (958)   $ 5,424

Interest and fees on loans decreased $6.0 million for 1999 over 1998 levels including decreases in interest on mortgage loans of $3.2 million and decreases in interest on indirect auto loans of $1.3 million. Average loans for the first half of 1999 decreased $81.2 million compared to averages for the first half of 1998, primarily in residential mortgage loans and indirect auto loans. The decrease in residential mortgage loans for the 1999 period resulted from the sale of $52.5 million and $42.2 million of 1-4 family residential mortgage loans in the fourth quarter of 1998 and the first quarter of 1999, respectively. The average balance of indirect auto loans for the six months of 1999 reflected a decrease of $23.2 million over 1998 averages. The total yield on loans decreased 21 basis points (0.21%) for the six months of 1999 compared to the six months of 1998 reflecting decreased yields in all loan categories as short-term interest rates were lower in the 1999 period.

Interest income on investments increased $11.7 million for the six months of 1999 compared to the corresponding period of 1998 as average balances of U.S. government agency securities for the six months of 1999 increased $269.8 million over 1998 averages, and average balances of asset backed securities increased $65.4 million over the same time period. These securities purchases were part of a capital management leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agency securities and

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 1999 as Compared to the First Six Months of
1998 (Continued)

mortgage backed securities. Yields on investments for the 1999 period were comparable to the 1998 period.

Interest on deposits decreased $5.7 million for the 1999 period compared to 1998, and included decreases in interest on time deposits of $4.1 million and decreases in interest on total savings deposits of $1.6 million primarily as a result of active interest rate management. Cost of total savings deposits decreased 46 basis points (0.46%) and cost of time deposits decreased 38 basis points (0.38%) for the six months of 1999 compared to the six months of 1998.

Interest expense on short-term borrowings decreased $972 thousand for the first six months of 1999 compared to the first six months of 1998 as average Federal Funds purchased decreased $25.1 million over 1998 averages. Additionally, the cost of short-term borrowings for the first half of 1999 decreased 71 basis points (0.71%) compared to the first half of 1998. Interest expense on long-term debt increased $7.2 million compared to the 1998 period as average long-term debt for the six months of 1999 increased $279.9 million over 1998 averages. The long-term debt increase for 1999 was primarily a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years to be utilized as part of the above mentioned leveraging strategy. The average spread of this leverage strategy was 1.23% during the 1999 period.

The provision for credit losses was $4.6 million for the six month period of 1999 compared to $5.1 million during the 1998 period. Net charge-offs against the allowance for credit losses were $3.2 million in the 1999 period and $4.1 million in the 1998 period reflecting a decrease of $936 thousand. The 1999 decrease in net charge-offs included decreases in net charge-offs for non-real estate consumer loans compared to 1998 charge-offs. The decreases in net charge-offs for the six months of 1999 were partially offset by increases in net charge-offs of loans secured by residential real estate. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 1999 as Compared to the First Six Months of
1998 (Continued)

Below is an analysis of the consolidated allowance for credit losses for the six month periods ended June 30, 1999 and 1998.

                                    1999              1998

                                    (Amounts in thousands)

Balance January 1,                 $32,304          $25,932
Loans charged off:
  Commercial, financial and
   agricultural                        201              483
  Real estate-construction             -0-              -0-
  Real estate-commercial                67              542
  Real estate-residential              625              120
  Loans to individuals               2,972            3,766
  Lease financing receivables           26              268

      Total loans charged off        3,891            5,179

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        143              325
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-               26
  Real estate-residential               10               47
  Loans to individuals                 527              633
  Lease financing receivables            1                2

      Total recoveries                 681            1,033

      Net charge offs                3,210            4,146

Provision charged to operations      4,550            5,100

Balance June 30,                   $33,644          $26,886

Net securities gains decreased $419 thousand during the 1999 period from $982 thousand reported in 1998. The security gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. Treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively, which resulted in security gains of $167 thousand and $317 thousand, respectively. Proceeds from the sale of U.S. Treasury Securities in 1999 were the primary funding source for the acquisition of $20 million of bank owned life insurance. The securities gains during 1998 resulted primarily from the sale of U.S. Treasury securities classified as securities "available for sale" having a book value of $45.8 million with the proceeds being reinvested in mortgage backed and other U.S. government agency securities with similar average expected maturities.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 1999 as Compared to the First Six Months of
1998 (Continued)

Trust income reflected an increase for the 1999 period of $395 thousand compared to the corresponding period of 1998. During the six months of 1999 gains on the sale of loans were $4.9 million compared to gains on sale of loans of $93 thousand for the first half of 1998. Gains on sale of loans for the 1999 period resulted primarily from the sale of residential mortgage loans and consumer credit card loans during 1999 which generated gains of $890 thousand and $4.0 million respectively. Other income for the first six months of 1999 was $5.0 million representing an increase of $943 thousand compared to the first six months of 1998. Other income for the first half of 1999 compared to the first half of 1998 reflected increases in the cash surrender value of bank owned life insurance of $287 thousand and insurance commissions of $418 thousand. Additional increases included in other income for the six months of 1999 over the 1998 period occurred in merchant discount and ATM fees.

Noninterest expense was $47.7 million for the six months of 1999 reflecting an increase of $1.9 million over the 1998 level of $45.8 million. Although total noninterest expense for 1999 increased over 1998 levels, total noninterest expense as a percent of average assets declined from 2.36% for the six months of 1998 to 2.28% for the same period of 1999. Employee costs were $25.6 million in 1999, representing 1.23% of average assets on an annualized basis compared to $24.5 million and 1.27% of average assets on an annualized basis for 1998. Salary and benefit costs increased 4.6% for 1999 over the corresponding period of 1998 but will be favorably impacted during the second half of 1999 by the early retirement plan offered to employees during the fourth quarter of 1998. The success of the early retirement plan accelerated the process of right-sizing the Corporation beyond normal attrition management by adjusting employment levels quickly while continuing the Corporation's tradition of not laying off employees due to merger activity. Employee benefit costs for the first half of 1999 reflected increases of $404 thousand over the first half of 1998 and included increases in disability and health insurance of $112 thousand, increases in the cost of the employee stock ownership plan of $119 thousand and increases in the cost of the 401(k) plan of $128 thousand.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 1999 as Compared to the First Six Months of
1998 (Continued)

Outside data processing expenses for the first half of 1999 increased $115 thousand over the first half of 1998 and will continue to be controlled in future periods through centralized management of these costs by the Corporation's data processing subsidiary. Other operating expenses for the 1999 period were $12.4 million reflecting an increase of $663 thousand over the 1998 amount of $11.7 million. Other operating expenses for the first half of 1999 included an increase in the write-down of mortgage servicing rights in the amount of $336 thousand related to the disposition of BSI. The disposition of BSI in the second quarter of 1999 also resulted in a loss on sale of $167 thousand. Advertising and filing and recording fees reflected increases for the first six months of 1999 of $264 thousand and $126 thousand, respectively compared to the 1998 period. Other professional fees for the first half of 1999 decreased compared to 1998 levels as outside professionals contracted during 1998 under limited engagements to review the Corporation's asset/liability management model, analyze fee structures, and provide research and consulting services for marketing, customer profitability analysis and branch automation initiatives were not extended into the 1999 period.

Income tax expense was $10.5 million for the six months of 1999 compared to $7.8 million for the same period of 1998. The
Corporation's effective tax rate was 28.1% for the 1999 period compared to 27.5% for the 1998 period.

Three Months ended June 30, 1999 as Compared to the Three Months
Ended June 30, 1998

Net income was $14.8 million for the second quarter of 1999, an increase of $4.3 million over 1998 results of $10.5 million. Basic earnings per share was $0.48 during the 1999 quarter compared to $0.34 for the same period of 1998. Net income excluding the impact of loan sales reflected an increase of $1.8 million or 17% when comparing the second quarter of 1999 to the second quarter of 1998. Basic earnings per share excluding the impact of loan sales was $0.40 during the 1999 quarter compared to $0.34 for the same period of 1998, reflecting an increase of 18%. Gains on sale of loans for the second quarter of 1999 resulted primarily from the sale of retail credit card loans as previously mentioned. Return on average assets was 1.41% and return on average equity was 16.42% during the 1999 quarter, compared to 1.06% and 11.56%, respectively during the 1998 quarter.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 1999 as Compared to the Three Months
Ended June 30, 1998 (Continued)

Net interest income for the second quarter of 1999 of $36.6 million represented an increase of $2.7 million over the second quarter of 1998. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1999 period was 3.86%, reflecting an increase of 10 basis points (0.10%) from 3.76% reported in 1998.

Total interest and fees on loans for the three months ended
June 30, 1999 decreased $3.3 million compared to the three months ended June 30, 1998. The decrease in interest and fees on loans for the second quarter of 1999 compared to the 1998 quarter was equally attributable to volume decreases and rate decreases. Average loans outstanding for the second quarter of 1999 were $94.4 million lower than average loans outstanding for the second quarter of 1998. This decrease resulted from the sale of $52.5 million and $42.2 million of 1-4 family residential mortgage loans in the fourth quarter of 1998 and the first quarter of 1999, respectively. The total yield on loans (including fees on loans) for the three months ended June 30, 1999 was 8.28%, a decrease of 21 basis points (0.21%) over yields for the three months ended June 30, 1998 as all loan categories reflected decreases reflecting lower short-term market interest rates.

Interest income on investments for the three months ended
June 30, 1999 was $25.2 million, reflecting an increase of $5.4 million over the three months ended June 30, 1998. The primary factor which generated an increase in interest income was the increased average asset related to the capital management leverage strategy as previously described. Yields on investments for the 1999 quarter were 6.48% compared to 6.46% for the same period of 1998.

Interest on deposits for the second quarter of 1999 was $25.6 million reflecting a decrease of $3.2 million compared to the second quarter of 1998. Interest on total savings deposits for the three months ended June 30, 1999 decreased $1.1 million compared to the same period of 1998, primarily as a result of rate decreases. The cost of total savings deposits decreased 54 basis points (0.54%) for the second quarter of 1999 compared to the second quarter of 1998. Interest on time deposits for the 1999 quarter decreased $2.2 million over 1998 levels as decreases due to rate of $3.7 million were partially offset by increases due to volume of $1.5 million. The cost of time deposits decreased 46 basis points (0.46%) for the second quarter of 1999 compared to the second quarter of 1998. Total cost of deposits for the second quarter of 1999 was 3.47% compared to 3.96% for the second quarter of 1998, a decrease of 50 basis points (0.50%).

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 1999 as Compared to the Three Months
Ended June 30, 1998 (Continued)

Interest on short-term borrowings for the second quarter of 1999 decreased $509 thousand compared to the second quarter of 1998 as the cost of borrowings decreased 70 basis points (0.70%) for the 1999 period compared to the 1998 period. Interest on long-term debt for the three months ended June 30, 1999 increased $2.7 million over the three months ended June 30, 1998, primarily as a result of increases in average long-term debt of $212.5 million for the second quarter of 1999 compared to the 1998 quarter. Long-term debt increases were primarily borrowings from the Federal Home Loan Bank with maturities of up to ten years to be utilized as part of the previously discussed capital management leveraging strategy.

Provision for credit losses was $2.3 million for the three months ended June 30, 1999 compared to $2.6 million for the three months ended June 30, 1998. Net loans charged offs in the second quarter of 1999 were $1.8 million, a decrease of $174 thousand from net charge-offs of $2.0 million reported for the corresponding period of 1998. Net charge-offs of commercial loans, both secured by real estate and not secured by real estate, decreased and were partially offset by an increase in net charge-offs of loans secured by 1-4 family residential properties in the 1999 quarter.

Total other operating income, increased $4.1 million for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Gains on sale of loans for the second quarter of 1999 of $4.0 million compared to gains of $56 thousand for the second quarter of 1998. Gains on sale of loans for the second quarter of 1999 resulted from the sale of consumer credit card loans. Other income for the 1999 period also included increases in insurance commissions of $255 thousand, over 1998 amounts.

Total noninterest expense for the three months ending June 30, 1999 was $23.5 million reflecting an increase of $647 thousand over the $22.8 million that was reported for the corresponding period of 1998. Employee costs were $12.5 million during the second quarter of 1999 reflecting an increase of $506 thousand over 1998 levels of $12.0 million. Salary expense for the second quarter of 1999 compared to the 1998 quarter was positively impacted by the sale of BSI in the second quarter of 1999 and the early retirement plan offered to employees. Employee benefit costs increased $344 thousand for the second quarter of 1999

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 1999 as Compared to the Three Months
Ended June 30, 1998 (Continued)

compared to the second quarter of 1998. Benefit cost increases for the 1999 period occurred primarily in hospitalization, employee stock ownership plan expenses and 401(k) expenses.
Other operating expenses for the three months ended June 30, 1999 included increases in advertising expense, filing and recording fees, and losses on the sale of assets which were partially offset by decreases in legal fees and other professional fees. The increase in loss on sale of assets for the second quarter of 1999 was due in part to the sale of BSI which resulted in a loss on sale of $167 thousand. Income taxes increased $2.1 million for the second quarter of 1999 compared to the 1998 quarter. The Corporation's effective tax rate was 28.6% for the 1999 period compared to 26.9% for the 1998 period.

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

Net loans decreased by $6.3 million in the first six months of 1999 as decreases in loans secured by residential real estate of $39.1 million and decreases in loans to individuals of $20.9 million were partially offset by increases in all other loan types, including an increase in commercial loans secured by real estate of $25.4 million. The reduction in residential mortgage loans was primarily the result of the sale of $42.2 million of residential mortgages in March of 1999. The mortgage loans were sold to reduce the Corporation's prepayment risk and to shorten the average life of the fixed rate loan portfolio. The reduction in loans to individuals was primarily the result of the sale of $20.4 million of consumer credit card loans.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Total deposits decreased $34.0 million during the first half of 1999 and included decreases in noninterest bearing demand deposits of $21.1 million and increases in total savings deposits and time deposits of $40.0 million and $15.1 million, respectively. The increase in total savings deposits for the first half of 1999 resulted primarily from increases in the Corporation's American Dream savings product. Customers continue to reinvest traditional savings dollars in this product which offers higher interest rates than traditional savings accounts. This product was designed to build long-term customer relationships and is intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 1999 securities available for sale had an amortized cost of $1,196.8 million and an approximate fair value of $1,155.8 million. Growth of the available for sale portfolio during the first six months of 1999 in the amount of $113.2 million was funded primarily by short-term borrowings. The investment in bank owned life insurance during the first quarter of 1999 was funded primarily from the liquidation of U.S. government agencies and U.S. treasury securities.

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

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 1999 and December 31, 1998
(Dollar amounts in thousands):

                                          June 30, 1999
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  741,189   $148,504   $235,378   $1,125,071
Investments..............    61,302     59,340    103,861      224,503
Other interest-earning
 assets..................    11,824      1,609      5,170       18,603

  Total interest-sensitive
   assets................   814,315    209,453    344,409    1,368,177

Certificates of deposits.   442,298    156,159    372,860      971,317
Other deposits........... 1,127,148        -0-        -0-    1,127,148
Borrowings...............   226,919      2,693     27,052      256,664
  Total interest-sensitive
   liabilities........... 1,796,365    158,852    399,912    2,355,129
  GAP....................$ (982,050)  $ 50,601   $(55,503)  $ (986,952)

ISA/ISL..................      0.45       1.32       0.86         0.58
Gap/Total assets.........     23.36%      1.20%      1.32%       23.48%

                                        December 31, 1998
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  765,948   $168,297   $293,082   $1,227,327
Investments..............    59,942     87,042    149,497      296,481
Other interest-earning
 assets..................    38,048      4,120      6,207       48,375

  Total interest-sensitive
   assets................   863,938    259,459    448,786    1,572,183

Certificates of deposits.   359,487    323,760    318,282    1,001,529
Other deposits........... 1,094,125        -0-        -0-    1,094,125
Borrowings...............   142,509      1,085      2,413      146,007
  Total interest-sensitive
   liabilities........... 1,596,121    324,845    320,695    2,241,661
  GAP....................$ (732,183)  $(65,386)  $128,091   $ (669,478)

ISA/ISL..................      0.54       0.80       1.40         0.70
Gap/Total assets.........     17.87%      1.60%      3.13%       16.34%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at June 30, 1999, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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
                                                   At June 30,
                                               1999           1998
                                             (amounts in thousands)

Nonperforming Loans:

Loans on nonaccrual basis                   $    9,869     $   10,654
Past due loans                                  12,507         14,106
Renegotiated loans                                  63             66
     Total Nonperforming Loans              $   22,439     $   24,826

Other real estate owned                     $    1,808     $    2,198

Loans outstanding at end of period          $2,369,905     $2,467,764

Average loans outstanding (year-to-date)    $2,382,276     $2,463,442

Nonperforming loans as percent of
  total loans                                    0.95%          1.01%

Provision for credit losses                 $    4,550     $    5,100

Net charge-offs                             $    3,210     $    4,146

Net charge-offs as percent of
  average loans outstanding                       0.13%         0.17%

Provision for credit losses as percent
  of net charge-offs                            141.74%       123.01%

Allowance for credit losses as percent
  of average loans outstanding                    1.41%         1.09%

Allowance for credit losses as percent
  of end-of-period loans outstanding              1.42%         1.09%

Allowance for credit losses as percent
  of nonperforming loans                        149.94%       108.30%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at June 30, 1999 and June 30, 1998.

                                                          1999     1998
                                                      (amounts in thousands)
Recorded investment in impaired loans at end
of period                                               $ 9,932   $10,720

Year to date average balance of impaired loans          $10,252   $11,436

Allowance for credit losses related to impaired
loans                                                   $ 2,299   $ 1,937

Impaired loans with an allocation of the allowance
for credit losses                                       $ 4,392   $ 4,817

Impaired loans with no allocation of the allowance
for credit losses                                       $ 5,540   $ 5,903

Year to date income recorded on impaired loans on
a cash basis                                            $   124   $   167

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of June 30, 1999, there were no significant concentrations of credit.

Nonperforming loans at June 30, 1999 decreased $2.4 million compared to 1998 levels and included decreases in past due loans of $1.6 million and decreases in nonaccrual loans of $785 thousand. Past due loans reflected decreases in commercial loans secured by real estate of $918 thousand, and residential loans secured by real estate of $1.2 million which were partially offset by increases in past due loans to individuals of $523 thousand. Nonaccrual loans reflected decreases in commercial loans not secured by real estate of $376 thousand, loans secured by residential real estate of $1.4 million and auto leases of

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

$209 thousand. Nonaccrual construction loans increased $1.1 million at June 30, 1999 compared to June 30, 1998.
Nonperforming loans as a percent of total loans were 0.95% at June 30, 1999 compared to 1.01% at June 30, 1998. The allowance for credit losses as a percent of nonperforming loans at June 30, 1999 has increased over both June 30, 1998 and year-end 1998 levels. Net charge-offs in both dollars and as a percentage of average loans at June 30, 1999 have decreased over 1998 levels.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.
Credit risk is mitigated through the use of sound underwriting policies and collateral requirements. Management attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis. Management believes that the allowance for credit losses and nonperforming loans remain safely within acceptable levels.

CAPITAL RESOURCES

Equity capital decreased $16.2 million in the first six months of 1999. Dividends declared reduced equity by $15.2 million during the 1999 period, while earnings retention was $11.7 million, representing an earnings retention rate of 43.5%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $853 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $233 thousand. The market value adjustment to securities available for sale decreased equity by $28.9 million. Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $409 thousand.

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

The table below presents the Corporation's capital position at
June 30, 1999:
                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital                       $356,458            14.2%
Risk-Based Requirement                100,536             4.0

Total Capital                         387,876            15.4
Risk-Based Requirement                201,073             8.0

Minimum Leverage Capital              356,458             8.4
Minimum Leverage Requirement          126,644             3.0

At June 30, 1999 the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

YEAR 2000 UPDATE

The Corporation's data processing subsidiary, Commonwealth Systems Corporation continued to address year 2000 issues during the second quarter of 1999. Renovation whereby code enhancements, hardware and software upgrades and system replacements are implemented was substantially complete for mission critical systems as of June 30, 1999. An application is considered mission critical if it is vital to the successful continuation of a core business activity. Validation or testing of all changes to hardware and software components, including connections with other systems, and implementation of mission critical systems were also substantially complete by the same time frame, placing the Corporation within guidelines established by federal regulatory agencies. Regulatory agencies will continue to perform quarterly reviews of the Corporation's year 2000 readiness throughout 1999. Outside professionals engaged by the Corporation during 1998 to provide additional independent verification and validation processes and to assure the reliability of internal risk and cost estimates will continue their engagements during 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

YEAR 2000 UPDATE (Continued)

The Corporation will continue to strengthen its remediation contingency plan for year 2000 events during the remainder of 1999. The remediation contingency plan addresses major identifiable internal and external components and identifies alternative processes in event that a system fails. Third party vendors have been evaluated and outside sources have been tested where possible. Contingencies established for critical systems and processes include manual processing of transactions, utilization of tape transfer rather than electronic medium, use of alternate communication lines or methods and the installation of a generator as a backup power source. Contingencies for communication with customers include maintaining access to the Corporation's telephone banking center by relocation of the center if necessary. Short-term liquidity needs have been estimated and multiple sources of funds have been identified. Contingency planning will continue throughout the remainder of 1999. Although all possible problems can not possibly be anticipated, management believes that potential difficulties associated with implementation are likely to result in only minor delays in transaction or information availability.

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

YEAR 2000 UPDATE (Continued)

The following table summarizes year 2000 expenditures incurred through the end of the second quarter of 1999 and estimated amounts to be incurred throughout the remainder of 1999. (Dollar amounts in thousands)

                                                6 Months      Estimate        12 Months       12 Months
                                                  Ended     for Remainder       Ended           Ended
                                                06/30/99       of 1999         12/31/98        12/31/97
Capitalized hardware and software                $   81         $  19          $  250           $106
Nonemployee expenses including testing               44           105             152             20
Employee related costs                              429           427           1,003            163
 Subtotal                                           554           551           1,405            289
Capitalized hardware and software replaced
 without acceleration due to year 2000              567           147           2,043             70
Total expenditures                               $1,121         $ 698          $3,448           $359

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

         On April 26, 1999, the Corporation held its regularly scheduled annual meeting of shareholders. The following proposals were considered and acted upon.

         Proposal 1

         The following directors were elected for terms to expire in 2002:

            Sumner E. Brumbaugh
            Ray T. Charley
            Edward T. Cote
            Clayton C. Dovey, Jr.
            Johnston A. Glass
            Dale P. Latimer
            Joseph E. O'Dell
            David R. Tomb, Jr.

         Proposal 2

         A proposal to amend the Corporation's 1995 Compensatory
         Stock Option Plan to allow the participation of non-employee directors in the plan.

         For        18,007,387
         Against     2,658,287
         Abstain       519,079
         Non-voting  9,753,220

ITEM 5.  OTHER INFORMATION

            Not applicable.

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  AUGUST 12, 1999      /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  AUGUST 12, 1999      /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President
                             and Chief Financial Officer

30