Form 10-Q/A
period 1999-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1999-08-30
CIK 712537

                                FORM 10-Q/A
                             (AMENDMENT No. 1)
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            AMENDMENT FORM 10-Q FOR QUARTERLY PERIOD
                     ENDED MARCH 31, 1999


This amendment contains a change to item 6 in Part II to indicate that the registrant has filed two reports on Form 8-K during the quarter for which this report is filed.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (b)  Reports on Form 8-K

                  (1) Form 8-K dated January 15, 1999, reporting
                      the Corporation's acquisition of Southwest
                      National Corporation.

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  AUGUST 30, 1999      /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  AUGUST 30, 1999      /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President
                             and Chief Financial Officer