Form 10-Q
period 1999-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 1999-11-15
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of November 11, 1999 was 29,117,916.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                  PAGE

          First Commonwealth Financial Corporation and
            Subsidiaries Consolidated Balance Sheets . . . . .  3
            Consolidated Statements of Income. . . . . . . . .  4
            Consolidated Statements of Changes in
              Shareholders' Equity . . . . . . . . . . . . . .  5
            Consolidated Statements of Cash Flows. . . . . . .  6

            Notes to Consolidated Financial Statements . . . .  7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . 11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK . . . . . . . . . . . . . . . . . . . . . . . . 28


                        PART II - OTHER INFORMATION

Other Information . . . . . . . . .  . . . . . . . . . . . . . 29

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                              September 30,   December 31,
                                                  1999            1998

ASSETS
     Cash and due from banks on demand....    $   76,437       $   96,615
     Interest-bearing deposits with banks.         2,744            1,914
     Federal funds sold ..................        15,575            1,000
     Securities available for sale, at
      market..............................     1,177,454        1,042,636

     Securities held to maturity, at cost,
       (Market value $468,364 in 1999 and
       $486,185 in 1998)..................       476,350          482,696

     Loans................................     2,441,623        2,382,229
       Unearned income....................        (4,232)          (7,379)
       Allowance for credit losses........       (34,197)         (32,304)
          Net loans.......................     2,403,194        2,342,546

     Property and equipment...............        40,979           41,929
     Other real estate owned..............         1,628            2,370
     Other assets.........................       128,387           85,083

          TOTAL ASSETS....................    $4,322,748       $4,096,789

LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  240,300       $  264,082
       Interest-bearing...................     2,694,392        2,667,049
          Total deposits..................     2,934,692        2,931,131

     Short-term borrowings................       330,960          140,547
     Other liabilities....................        37,707           38,856

     Company obligated mandatorily
      redeemable capital securities of
      subsidiary trust....................        35,000              -0-
     Other long-term debt.................       638,288          630,850

          Total long-term debt............       673,288          630,850

          Total liabilities...............     3,976,647        3,741,384

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       31,262,706 shares issued; 31,017,993
       and 30,937,973 shares outstanding in
       1999 and 1998, respectively........        31,263           31,263
     Additional paid-in capital...........        99,677          100,240
     Retained earnings....................       253,466          235,623
     Accumulated other comprehensive income      (26,838)           2,199
     Treasury stock (244,713 shares at
       September 30, 1999 and 324,733 at
       December 31, 1998, at cost)........        (4,456)          (5,913)
     Unearned ESOP shares.................        (7,011)          (8,007)

       Total shareholders' equity.........       346,101          355,405

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $4,322,748       $4,096,789

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                              For the Quarter           For the 9 Months
                                            Ended September 30,        Ended September 30,
                                             1999          1998        1999          1998
Interest Income
  Interest and fees on loans............   $49,204       $51,286     $145,896       $153,937
  Interest and dividends on investments:
    Taxable interest....................    22,924        18,273       65,484         51,300
    Interest exempt from Federal income
     taxes..............................     2,407         1,783        7,004          4,698
    Dividends...........................       797           577        2,235          1,492
  Interest on Federal funds sold........        18           405           77          1,291
  Interest on bank deposits.............        10            84          101            156
     Total interest income..............    75,360        72,408      220,797        212,874

Interest Expense
  Interest on deposits..................    25,774        28,700       77,214         85,880
  Interest on short-term borrowings.....     3,456         2,909        8,737          9,162

  Interest on company obligated
   mandatorily redeemable capital
   securities of subsidiary trust.......       175           -0-           175           -0-
  Interest on other long-term debt......     8,749         6,785        25,757        16,576

     Total interest on long-term debt...     8,924         6,785        25,932        16,576
     Total interest expense.............    38,154        38,394       111,883       111,618

Net Interest Income.....................    37,206        34,014       108,914       101,256
  Provision for credit losses...........     2,363         2,857         6,913         7,957

Net interest income after provision for
  credit losses.........................    34,843        31,157       102,001        93,299

Other Income
  Securities gains......................         2         1,657           565         2,639
  Trust income..........................     1,265         1,477         4,288         4,105
  Service charges on deposit accounts...     2,468         2,521         6,759         6,585
  Gain on sale of loans.................       122            85         5,024           178
  Other income..........................     2,726         1,716         7,773         5,820
     Total other income.................     6,583         7,456        24,409        19,327

Other Expenses
  Salaries and employee benefits........    12,039        12,242        37,637        36,719
  Net occupancy expense.................     1,583         1,706         4,948         5,165
  Furniture and equipment expense.......     1,349         1,564         4,317         4,563
  Data processing expense...............       804           773         2,468         2,322
  Pennsylvania shares tax expense.......       882           794         2,612         2,390
  Other operating expenses..............     6,213         5,926        18,569        17,619
     Total other expenses...............    22,870        23,005        70,551        68,778

Income before income taxes..............    18,556        15,608        55,859        43,848
  Applicable income taxes...............     4,804         4,063        15,276        11,827
Net income..............................   $13,752       $11,545       $40,583       $32,021

Average Shares Outstanding..............30,645,187    30,751,603    30,607,997    30,775,934
Average Shares Outstanding
  Assuming Dilution.....................30,745,973    30,898,079    30,717,017    30,953,058

Per Share Data:
  Basic earnings per share..............   $  0.45       $  0.38       $  1.33       $  1.04
  Diluted earnings per share............   $  0.45       $  0.37       $  1.32       $  1.03
  Cash dividends per share..............   $  0.26       $  0.22       $  0.75       $  0.66

The accompanying notes are an integral part of these consolidated financial statements.

     FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                      (Dollars in thousands)

                                                               Accumulated
                                          Additional              Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury     ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock      Shares      Equity

Balance at December 31, 1997......$31,661  $106,659  $228,230   $  2,156    $(11,947)  $(2,436)    $354,323

 Comprehensive income
  Net income......................    -0-       -0-    32,021        -0-         -0-       -0-       32,021
  Other comprehensive income, net
   of tax: Unrealized holding gains
     on securities arising during
     the period...................    -0-       -0-       -0-      5,570         -0-       -0-        5,570
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-     (1,699)        -0-       -0-       (1,699)

    Total other comprehensive
     income.......................    -0-       -0-       -0-      3,871         -0-       -0-        3,871

  Total comprehensive income......    -0-       -0-    32,021      3,871         -0-       -0-       35,892

  Cash dividends declared.........    -0-       -0-   (17,791)       -0-         -0-       -0-      (17,791)

  Increase in unearned ESOP shares    -0-        64       -0-        -0-         -0-    (3,571)      (3,507)

  Discount on dividend reinvestment
    plan purchases................    -0-      (757)      -0-        -0-         -0-       -0-         (757)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-      (2,123)      -0-       (2,123)

  Treasury stock reissued.........    -0-       (38)      -0-        -0-       2,237       -0-        2,199

Balance at September 30, 1998.....$31,661  $105,928  $242,460   $  6,027    $(11,833)  $(6,007)    $368,236


Balance at December 31, 1998......$31,263  $100,240  $235,623   $  2,199    $ (5,913)  $(8,007)    $355,405

 Comprehensive income
  Net income......................    -0-       -0-    40,583        -0-         -0-       -0-       40,583
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-       -0-       -0-    (28,671)        -0-       -0-      (28,671)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-       (366)        -0-       -0-         (366)

    Total other comprehensive
     income.......................    -0-       -0-       -0-    (29,037)        -0-       -0-      (29,037)

  Total comprehensive income......    -0-       -0-    40,583    (29,037)        -0-       -0-       11,546

  Cash dividends declared.........    -0-       -0-   (22,740)       -0-         -0-       -0-      (22,740)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-       996          996

  Discount on dividend reinvestment
    plan purchases................    -0-      (296)      -0-        -0-         -0-       -0-         (296)

  Treasury stock reissued.........    -0-      (267)      -0-        -0-       1,457       -0-        1,190

Balance at September 30, 1999.....$31,263  $ 99,677  $253,466   $(26,838)   $ (4,456)  $(7,011)    $346,101

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 9 Months
                                                        Ended September 30,
                                                         1999         1998

Operating Activities
  Net income.......................................    $40,583      $32,021
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for credit losses...................      6,913        7,957
     Depreciation and amortization.................      5,750        5,271
     Net gains on sales of assets..................     (5,266)      (2,703)
     Income from increase in cash surrender value
      of bank owned life insurance.................     (1,591)      (1,044)
     Increase in interest receivable...............     (1,722)      (2,647)
     Increase (decrease) in interest payable.......     (1,543)       1,032
     Increase in income taxes payable..............      2,258          843
     Change in deferred taxes......................     (2,041)       1,176
     Other-net.....................................     (9,882)      (3,976)

       Net cash provided by operating activities...     33,459       37,930

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     99,549      160,573
     Purchases.....................................    (93,151)    (155,205)
  Transactions with securities available for sale:
     Proceeds from sales...........................     38,583      139,831
     Proceeds from maturities and redemptions......    156,889      124,216
     Purchases.....................................   (374,201)    (552,142)
  Proceeds from sales of loans and other assets....     94,327       30,371
  Sale of subsidiary...............................     (2,396)         -0-
  Investment in bank owned life insurance..........    (20,000)         -0-
  Net decrease (increase) in time deposits with
   banks...........................................       (837)       2,624
  Net increase in loans............................   (156,133)     (16,775)
  Purchases of premises and equipment..............     (3,736)      (5,841)
       Net cash used by investing activities.......   (261,106)    (272,348)

Financing Activities
  Repayments of long-term debt.....................       (204)     (19,804)
  Proceeds from issuance of long-term debt.........      9,000      304,800
  Proceeds from issuance of company obligated
    mandatorily redeemable capital securities of
    subsidiary trust...............................     35,000          -0-
  Discount on dividend reinvestment plan purchases.       (296)        (757)
  Dividends paid...................................    (20,256)     (17,776)
  Net increase (decrease) in Federal funds
   purchased.......................................     39,025     (108,650)
  Net increase in other short-term borrowings......    151,389       12,648
  Net increase in deposits.........................      7,196       47,136
  Purchase of treasury stock.......................        -0-       (2,123)
  Proceeds from sale of treasury stock.............      1,190        2,199

       Net cash provided by financing activities...    222,044      217,673

       Net increase (decrease) in cash and cash
        equivalents................................     (5,603)     (16,745)

Cash and cash equivalents at January 1.............     97,615      112,380

Cash and cash equivalents at September 30..........    $92,012     $ 95,635

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 1999 and the results of operations for the three month and nine month periods ended September 30, 1999 and 1998, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 1999 and 1998. The results of the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                           1999       1998
Cash paid during the first nine
months of the year for:

  Interest                               $113,426   $104,913
  Income Taxes                           $ 14,850   $ 10,424

Noncash investing and financing
activities:

  ESOP borrowings                        $   -0-    $ 4,000
  ESOP loan reductions                   $   996    $   429
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 3,351    $ 4,777

NOTE 3   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                                   September 30, 1999               September 30, 1998

                                                          Tax       Net of                Tax       Net of
                                             Pre-tax   (Expense)     Tax      Pre-tax   (Expense)     Tax
                                             Amount     Benefit     Amount    Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                 $(44,110)  $15,439    $(28,671)    $8,535   $(2,965)    $5,570
 Less:  reclassification adjustment for
  gains realized in net income                  (563)      197        (366)    (2,614)      915     (1,699)
 Net unrealized gains (losses)               (44,673)   15,636     (29,037)     5,921    (2,050)     3,871
Other comprehensive income                  $(44,673)  $15,636    $(29,037)    $5,921   $(2,050)    $3,871

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                           (Unaudited)

NOTE 4   Business Combination

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

NOTE 5   New Accounting Pronouncements

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                           (Unaudited)

NOTE 6   Sale of Subsidiary

Effective April 1, 1999 the Corporation sold all of the outstanding common stock of BSI Financial Services Inc. ("BSI"), a wholly-owned subsidiary of the Corporation, to First Bank Richmond headquartered in Richmond, Indiana. Cash proceeds in the amount of $1.7 million were received, resulting in a loss on sale of $202 thousand which has been reflected in the financial statements. BSI provided mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks and unaffiliated organizations. Services performed by BSI for the subsidiary banks have been transferred to the subsidiary banks or other nonbank subsidiaries of the Corporation.

NOTE 7   Capital Securities Offering

The Corporation established First Commonwealth Capital Trust I ("the Trust"), a Delaware business trust on August 16, 1999. The Trust issued 25,000 capital securities (liquidation amount of $25 million) on September 8, 1999 and 10,000 capital securities (liquidation amount of $10 million) on September 22, 1999 through a private offering to qualified investors. Additionally, the Trust issued common securities to the Corporation. The Trust used the proceeds from these sales to buy a series of 9.50% junior subordinated deferrable interest debentures due 2029 from the Corporation with the same economic terms as the capital securities. The Trust will distribute the cash payments it receives from the Corporation on the debentures to the holders of the capital securities and the common securities. For each capital security, the investor will receive cumulative cash distributions accumulating from September 8, 1999 at an annual rate of 9.50% of the liquidation amount of $1,000 per capital security, on March 1 and September 1 of each year, beginning March 1, 2000. The Corporation may defer interest payments on the debentures at any time, and from time to time, for up to ten consecutive semi-annual periods with respect to each deferral period. If the Corporation does defer interest payments, the Trust will also defer payment of distributions on the capital securities to the investors. However, deferred distributions will themselves accumulate distributions at an annual rate of 9.50%.

The Trust will redeem all of the outstanding capital securities when the debentures are paid at maturity on September 1, 2029. Subject to receiving prior approval of the Board of Governors of the Federal Reserve System the Corporation may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.750% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1, thereafter to 100% on or after September 1, 2019, plus accrued and unpaid interest to the date of redemption. The Corporation may also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax and bank regulatory events, subject to receiving prior approval of the Board of Governors of the Federal Reserve

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                           (Unaudited)

NOTE 7   Capital Securities Offering (Continued)

System. If the Corporation redeems any debentures before their maturity, the Trust will use the cash it receives on the redemption of the debentures to redeem, on a pro rata basis, capital securities and common securities having an aggregate liquidation amount equal to the aggregate principal amount of the debentures redeemed.

The net proceeds (after deduction of offering expenses and the initial purchaser's commission) from the sale of the debentures to the Trust were approximately $34.2 million. The Corporation used the net proceeds from the issuance of the debentures to partially finance the purchase of 1,909,710 shares of its outstanding common stock (approximately 6.5% of its outstanding shares of common stock) pursuant to a "modified Dutch auction" tender offer.

NOTE 8   Stock Buy-Back

On July 13, 1999, the Corporation announced that the Board of Directors authorized a repurchase of up to 2 million shares of its outstanding common stock. On August 31, 1999, the Corporation commenced a "modified Dutch Auction" tender offer to purchase up to 2 million shares of its outstanding common stock. The Corporation offered to purchase each share in the tender offer at a price of not less than $23.00 nor in excess of $26.00 per share, net to the seller. The offer expired on September 29, 1999. The Corporation repurchased 1,909,710 shares of its common stock in the offer at a purchase price of $26.00 per share, net to the seller. The aggregate amount paid by the Corporation in connection with the repurchase was $49.7 million. The repurchase reduced the number of the Corporation's outstanding shares of common stock by approximately 6.1%. The 1,909,710 shares purchased by the Corporation were excluded from outstanding common shares and included as treasury shares as of October 5, 1999.

NOTE 9   Stock Split

On October 19, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business November 4, 1999, will receive one additional share for each share held. The additional shares will be distributed on November 18, 1999. Pursuant to the foregoing stock split an additional 31,262,706 common shares will be issued, and the sum of $31,262,706 ($1 per share) will be transferred to the Corporation's common stock account, and such amount will be charged against the Corporation's additional paid-in capital account. The effect of the stock dividend will be reflected in the Corporation's consolidated balance sheet for November 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                           (Unaudited)

NOTE 9   Stock Split

For comparative purposes the following average share and earnings per share data represent amounts after restatement for the stock split.

                                                      For the Quarter           For the Nine Months
                                                    Ended September 30,         Ended September 30,
                                                     1999         1998           1999          1998
Average Shares Outstanding                        61,290,373    61,503,207    61,215,994    61,551,868
Average Shares Outstanding Assuming Dilution      61,491,946    61,796,158    61,434,034    61,906,116

Per Share Data:
 Basic earnings per share                              $0.22         $0.19         $0.66         $0.52
 Diluted earnings per share                            $0.22         $0.19         $0.66         $0.52
 Cash dividends per share                              $0.130        $0.110        $0.375        $0.330

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Nine Months of 1999 as Compared to the First Nine Months of
1998

The Corporation acquired Southwest National Corporation effective December 31, 1998. The merger was accounted for as a pooling of interests, and accordingly, all financial statements have been restated as though the merger had occurred at the beginning of the earliest period presented. This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation (the "Corporation") including its subsidiaries. In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Net income in the nine months of 1999 was $40.6 million reflecting an increase of $8.6 million over 1998 results of $32.0 million. Net income excluding the impact of securities transactions and loan sales reflected an increase of $6.8 million or 22% when comparing the nine months of 1999 to the same period of 1998. Mortgage loans sold in the first quarter of 1999 resulted in a gain on sale of $890 thousand while the sale of

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1999 as Compared to the First Nine Months of
1998 (Continued)

retail credit card loans during the second quarter of 1999 resulted in a gain on sale of $4.0 million. Basic earnings per share of $1.33 for the nine months of 1999 increased $0.29 per share over basic earnings per share of $1.04 for the nine months of 1998. Changes in net interest income increased earnings by $0.27 per share during 1999 while the impact of loan sales increased earnings per share $0.16 during 1999.

Return on average assets was 1.29% and return on average equity was 15.18% during the 1999 period, compared to 1.09% and 11.76%, respectively during the same period of 1998.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $108.9 million for the nine months of 1999 compared to $101.3 million for the same period of 1998. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.84% for the nine months of 1999 compared to 3.79% for the nine months of 1998.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
   (dollar amounts in thousands)
                                       1999 Change from 1998
                                   Total   Change Due Change Due
                                  Change   To Volume   To Rate

Interest-earning assets:
   Time deposits with banks      $   (55)    $   (76)   $    21
   Securities                     17,233      16,901        332
   Federal funds sold             (1,214)     (1,204)       (10)
   Loans                          (8,041)     (3,833)    (4,208)
      Total interest income        7,923      11,788     (3,865)
Interest-bearing liabilities:
   Deposits                       (8,666)      1,925    (10,591)
   Short-term borrowings            (425)        516       (941)
   Long-term debt                  9,356      10,167       (811)
      Total interest expense         265      12,608    (12,343)
         Net interest income     $ 7,658     $  (820)   $ 8,478

Interest and fees on loans decreased $8.0 million for 1999 over 1998 levels including decreases in interest on mortgage loans of $5.3 million and decreases in interest on indirect auto loans of $1.6 million. Average loans for the nine months of 1999 decreased $71.6 million compared to averages for the nine months of 1998, primarily in residential mortgage loans and indirect auto loans. The decrease in residential mortgage loans for the 1999 period resulted from the sale of $52.5 million and $42.2 million of 1-4 family residential mortgage loans in the fourth

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1999 as Compared to the First Nine Months of
1998 (Continued)

quarter of 1998 and the first quarter of 1999, respectively. The average balance of indirect auto loans for the nine months of 1999 reflected a decrease of $16.8 million over 1998 averages. The total yield on loans decreased 19 basis points (0.19%) for the nine months of 1999 compared to the nine months of 1998.

Interest income on investments increased $17.2 million for the nine months of 1999 compared to the corresponding period of 1998 as average balances of U.S. government agency securities for the nine months of 1999 increased $220.8 million over 1998 averages, and average balances of asset backed securities increased $68.0 million over the same time period. These securities purchases were part of a capital management leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agency securities and mortgage backed securities. Yields on investments for the 1999 period were 6.52% compared to 6.46% for the 1998 period.

Interest on deposits decreased $8.7 million for the 1999 period compared to 1998, and included decreases in interest on time deposits of $6.1 million and decreases in interest on total savings deposits of $2.6 million, primarily as a result of active interest rate management. Cost of total savings deposits decreased 46 basis points (0.46%) and cost of time deposits decreased 42 basis points (0.42%) for the nine months of 1999 compared to the nine months of 1998.

Interest expense on short-term borrowings decreased $425 thousand for the nine months of 1999 compared to the nine months of 1998 as the cost of short-term borrowings for the nine months of 1999 decreased 57 basis points (0.57%) compared to the nine months of 1998. Interest expense on long-term debt increased $9.4 million compared to the 1998 period as average long-term debt for the nine months of 1999 increased $241.9 million over 1998 averages. The long-term debt increase for 1999 was primarily a result of borrowings from the Federal Home Loan Bank with maturities of up to 10 years to be utilized as part of the above mentioned leveraging strategy. The average spread of this leverage strategy was 1.17% during the 1999 period.

The provision for credit losses was $6.9 million for the nine month period of 1999 compared to $8.0 million during the 1998 period. Net charge-offs against the allowance for credit losses were $5.0 million in the 1999 period and $6.0 million in the 1998 period reflecting a decrease of $970 thousand. The 1999 decrease in net charge-offs included decreases in net charge-offs for non-real estate consumer loans of $797 thousand compared to 1998 charge-offs. The decreases in net charge-offs for the nine months of 1999 were partially offset by increases in net charge-offs of loans secured by residential real estate. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1999 as Compared to the First Nine Months of
1998 (Continued)

Below is an analysis of the consolidated allowance for credit losses for the nine month periods ended September 30, 1999 and 1998.

                                    1999              1998

                                    (Amounts in thousands)

Balance January 1,                 $32,304          $25,932
Loans charged off:
  Commercial, financial and
   agricultural                        447              623
  Real estate-construction             -0-              -0-
  Real estate-commercial               212              648
  Real estate-residential              763              279
  Loans to individuals               4,651            5,581
  Lease financing receivables           78              298

      Total loans charged off        6,151            7,429

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        264              364
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-               26
  Real estate-residential               26               73
  Loans to individuals                 841              974
  Lease financing receivables            0                2

      Total recoveries               1,131            1,439

      Net charge offs                5,020            5,990

Provision charged to operations      6,913            7,957

Balance September 30,              $34,197          $27,899

Net securities gains decreased $2.1 million during the 1999 period from $2.6 million reported in 1998. The securities gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. Treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively, which resulted in security gains of $167 thousand and $317 thousand, respectively. Proceeds from the sale of U.S. Treasury Securities in 1999 were the primary funding source for the acquisition of $20 million of bank owned life insurance during the first quarter. The securities gains during 1998 resulted in part from the third quarter sale of floating collateralized mortgage obligations classified as securities "available for sale" having a book value of $87.9 million. These securities were sold to

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1999 as Compared to the First Nine Months of
1998 (Continued)

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

During the nine months of 1999 gains on the sale of loans were $5.0 million compared to gains on sale of loans of $178 thousand for the nine months of 1998. Gains on sale of loans for the 1999 period resulted primarily from the sale of $42.2 million of residential mortgage loans during the first quarter of 1999 and the sale of $20.4 million of consumer credit card loans during the second quarter of 1999 which generated gains of $890 thousand and $4.0 million respectively. Other income for the first nine months of 1999 was $7.8 million, representing an increase of $2.0 million compared to the first nine months of 1998. Other income for the 1999 period reflected increases in the cash surrender value of bank owned life insurance of $547 thousand and insurance commissions of $470 thousand. Additional increases included in other income for the nine months of 1999 over the 1998 period occurred in merchant discount and ATM fees.

Noninterest expense was $70.6 million for the nine months of 1999 reflecting an increase of $1.8 million over the 1998 level of $68.8 million. Although total noninterest expense for 1999 increased over 1998 levels, total noninterest expense as a percent of average assets on an annualized basis declined from 2.34% for the nine months of 1998 to 2.24% for the same period of 1999. Employee costs were $37.6 million in 1999, representing 1.19% of average assets on an annualized basis compared to $36.7 million and 1.25% of average assets on an annualized basis for 1998. Salary and benefit costs increased only 2.5% for 1999 over the corresponding period of 1998 and were favorably impacted by the early retirement plan offered to employees during the fourth quarter of 1998. The success of the early retirement plan accelerated the process of right-sizing the Corporation beyond normal attrition management by adjusting employment levels quickly while continuing the Corporation's tradition of not laying off employees due to merger activity. The number of full time equivalent employees at September 30, 1999 was 1,438 compared to 1,510 at September 30, 1998.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 1999 as Compared to the First Nine Months of
1998 (Continued)

Employee benefit costs for the first nine months of 1999 reflected increases of $445 thousand over the first nine months of 1998 and included increases in disability and health insurance of $100 thousand, increases in the cost of the employee stock ownership plan of $116 thousand and increases in the cost of the 401(k) plan of $186 thousand. Increases in employee benefit expenses are anticipated in 2000 due to rate increases for health insurance of approximately 23% compared to 1999 rates.

Outside data processing expenses for the first nine months of 1999 increased $146 thousand over the first nine months of 1998 and will continue to be controlled in future periods through centralized management of these costs by the Corporation's data processing subsidiary. Other operating expenses for the 1999 period were $18.6 million reflecting an increase of $950 thousand over the 1998 amount of $17.6 million. Other operating expenses for the first nine months of 1999 included an increase in the write-down of mortgage servicing rights in the amount of $336 thousand related to the disposition of BSI. The disposition of BSI in 1999 also resulted in a loss on sale of $202 thousand. Advertising, software maintenance and charge card interchange fees reflected increases for the first nine months of 1999 of $180 thousand, $220 thousand and $206 thousand, respectively compared to the 1998 period. Other professional fees for the first nine months of 1999 decreased compared to 1998 levels as outside professionals contracted during 1998 under limited engagements to review the Corporation's asset/liability management model, analyze fee structures, and provide research and consulting services for marketing, customer profitability analysis and branch automation initiatives were not extended into the 1999 period.

Income tax expense was $15.3 million for the nine months of 1999 compared to $11.8 million for the same period of 1998. The
Corporation's effective tax rate was 27.3% for the 1999 period compared to 27.0% for the 1998 period.

Three Months ended September 30, 1999 as Compared to the Three
Months Ended September 30, 1998

Net income was $13.8 million for the third quarter of 1999, an increase of $2.2 million over 1998 results of $11.5 million. Basic earnings per share was $0.45 during the 1999 quarter compared to $0.38 for the same period of 1998. Net income excluding the impact of securities transactions reflected an increase of $3.3 million or 31% when comparing the third quarter of 1999 to the third quarter of 1998. Basic earnings per share excluding the impact of securities transactions was $0.45 during the 1999 quarter compared to $0.34 for the same period of 1998,

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 1999 as Compared to the Three
Months Ended September 30, 1998 (Continued)

reflecting an increase of 32%. Return on average assets was 1.28% and return on average equity was 15.65% during the 1999 quarter, compared to 1.14% and 12.44%, respectively during the 1998 quarter.

Net interest income for the third quarter of 1999 of $37.2 million represented an increase of $3.2 million over the third quarter of 1998. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 1999 period was 3.85%, reflecting an increase of 14 basis points (0.14%) from 3.71% reported in 1998.

Total interest and fees on loans for the three months ended September 30, 1999 decreased $2.1 million compared to the three months ended September 30, 1998. Average loans outstanding for the third quarter of 1999 were $52.7 million lower than average loans outstanding for the third quarter of 1998. This decrease resulted from the sale of $52.5 million and $42.2 million of 1-4 family residential mortgage loans in the fourth quarter of 1998 and first quarter of 1999, respectively and partially offset by loan growth. The total yield on loans (including fees on loans) for the three months ended September 30, 1999 was 8.25%, a decrease of 16 basis points (0.16%) over yields for the three months ended September 30, 1998 as all loan categories experienced decreases reflecting lower short-term market interest rates.

Interest income on investments for the three months ended September 30, 1999 was $26.1 million, reflecting an increase of $5.5 million over the three months ended September 30, 1998. The primary factor which generated an increase in interest income on investments was the increased average asset related to the capital management leverage strategy as previously described. Yields on investments for the 1999 quarter were 6.68% compared to 6.46% for the same period of 1998.

Interest expense on deposits for the third quarter of 1999 was $25.8 million reflecting a decrease of $2.9 million compared to the third quarter of 1998. Interest on total savings deposits for the three months ended September 30, 1999 decreased $985 thousand compared to the same period of 1998, primarily as a result of rate decreases. The cost of total savings deposits decreased 44 basis points (0.44%) for the third quarter of 1999 compared to the third quarter of 1998. Interest on time deposits for the 1999 quarter decreased $1.9 million over 1998 levels of $21.0 million. The cost of time deposits decreased 50 basis points (0.50%) for the third quarter of 1999 compared to the third quarter of 1998. Total cost of deposits for the third quarter of 1999 was 3.44% compared to 3.90% for the third quarter of 1998, a decrease of 46 basis points (0.46%).

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 1999 as Compared to the Three
Months Ended September 30, 1998 (Continued)

Interest on short-term borrowings for the third quarter of 1999 increased $547 thousand compared to the third quarter of 1998 as the average Federal funds purchased increased $50.0 million over 1998 averages. Interest on long-term debt for the three months ended September 30, 1999 increased $2.1 million over the three months ended September 30, 1998, primarily as a result of increases in average long-term debt of $167.1 million for the third quarter of 1999 compared to the 1998 quarter. Long-term debt increases were primarily borrowings from the Federal Home Loan Bank with maturities of up to ten years to be utilized as part of the previously discussed capital management leveraging strategy.

Provision for credit losses was $2.4 million for the three months ended September 30, 1999 compared to $2.9 million for the three months ended September 30, 1998. Net charge-offs for both the third quarter of 1999 and the third quarter of 1998 were $1.8 million.

Securities gains were $2 thousand for the third quarter of 1999 compared to the third quarter 1998 gains of $1.7 million. The securities gains during the three months of 1998 resulted from the sale of floating collateralized mortgage obligations classified as securities "available for sale" having a book value of $87.9 million. The $89.6 million proceeds from the sale of securities in the third quarter of 1998 were used to reduce outstanding federal funds purchased.

Other income of $2.7 million for the third quarter of 1999 represented an increase of $1.0 million over 1998 levels. Other income for the third quarter of 1999 included increases in merchant discount, income from bank owned life insurance and insurance commissions over the same period of 1998.

Total noninterest expense for the three months ending
September 30, 1999 was $22.9 million reflecting a decrease of $135 thousand over the $23.0 million that was reported for the corresponding period of 1998. Employee costs were $12.0 million during the third quarter of 1999 reflecting a decrease of $203 thousand over 1998 levels. Salary expense for the third quarter of 1999 compared to the 1998 quarter was positively impacted by the sale of BSI in the second quarter of 1999 and the early retirement plan offered to employees. Occupancy and furniture and equipment expenses for the third quarter of 1999 reflected reductions due in part to the sale of two branches during the fourth quarter of 1998. Other operating expenses for the three months ended September 30, 1999 included increases in charge card interchange expense, software maintenance and stationery and supplies expense which were partially offset by decreases in

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 1999 as Compared to the Three
Months Ended September 30, 1998 (Continued)

advertising, collection and repossession expenses and filing and recording fees compared to 1998 levels. Income taxes increased $741 thousand for the third quarter of 1999 compared to the 1998 quarter. The Corporation's effective tax rate was 25.9% for the 1999 period compared to 26.0% for the 1998 period.

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

Net loans increased by $60.6 million in the first nine months of 1999 as increases in commercial loans secured by real estate were partially offset by decreases in loans secured by residential real estate and decreases in loans to individuals. The reduction in residential mortgage loans was primarily the result of the sale of $42.2 million of residential mortgages in March of 1999. The mortgage loans were sold to reduce the Corporation's prepayment risk and to shorten the average life of the fixed rate loan portfolio. The reduction in loans to individuals was primarily the result of the sale of $20.4 million of consumer credit card loans in June of 1999. Growth of the commercial loan portfolio has been achieved in part through continued development of commercial lending specialists.

Total deposits increased $3.6 million for the first nine months of 1999 and included decreases in noninterest bearing demand deposits of $23.8 million and increases in total savings deposits and time deposits of $1.2 million and $26.1 million, respectively. Deposit increases from the Corporation's American Dream Savings product were partially offset by decreases in other traditional savings types. Customers continue to reinvest traditional savings dollars in this product which offers higher interest rates than traditional savings accounts. This product was designed to build long-term customer relationships and is intended to produce a favorable impact on the Corporation's net interest margin over the long-term.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 1999, securities available for sale had an amortized cost of $1,218.7 million and an approximate fair value of $1,177.5 million. Growth of the available for sale portfolio during the first nine months of 1999 in the amount of $134.8 million was funded primarily by short-term borrowings. The investment in bank owned life insurance of $20 million during the first quarter of 1999 was funded primarily from the liquidation of U.S. government agencies and U.S. treasury securities.

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

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 1999 and December 31, 1998
(Dollar amounts in thousands):

                                      September 30, 1999
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  749,534   $125,411   $228,963   $1,103,908
Investments..............   110,895     99,069    123,461      333,425
Other interest-earning
 assets..................    26,172      2,813      6,156       35,141

  Total interest-sensitive
   assets................   886,601    227,293    358,580    1,472,474

Certificates of deposits.   260,211    248,644    327,194      836,049
Other deposits........... 1,088,805        -0-        -0-    1,088,805
Borrowings...............   334,680      1,163     27,453      363,296
  Total interest-sensitive
   liabilities........... 1,683,696    249,807    354,647    2,288,150
  GAP....................$ (797,095)  $(22,514)  $  3,933   $ (815,676)

ISA/ISL..................      0.53       0.91       1.01         0.64
Gap/Total assets.........     18.44%      0.52%      0.09%       18.87%

                                        December 31, 1998
                             0-90       91-180    181-365   Cumulative
                             Days        Days      Days     0-365 Days

Loans....................$  765,948   $168,297   $293,082   $1,227,327
Investments..............    59,942     87,042    149,497      296,481
Other interest-earning
 assets..................    38,048      4,120      6,207       48,375

  Total interest-sensitive
   assets................   863,938    259,459    448,786    1,572,183

Certificates of deposits.   359,487    323,760    318,282    1,001,529
Other deposits........... 1,094,125        -0-        -0-    1,094,125
Borrowings...............   142,509      1,085      2,413      146,007
  Total interest-sensitive
   liabilities........... 1,596,121    324,845    320,695    2,241,661
  GAP....................$ (732,183)  $(65,386)  $128,091   $ (669,478)

ISA/ISL..................      0.54       0.80       1.40         0.70
Gap/Total assets.........     17.87%      1.60%      3.13%       16.34%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at September 30, 1999, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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
                                                At September 30,
                                               1999           1998
                                             (amounts in thousands)

Nonperforming Loans:

Loans on nonaccrual basis                   $   10,184     $    9,763
Past due loans                                  15,776         15,548
Renegotiated loans                                  63             65
     Total Nonperforming Loans              $   26,023     $   25,376

Other real estate owned                     $    1,628     $    2,363

Loans outstanding at end of period          $2,437,391     $2,417,917

Average loans outstanding (year-to-date)    $2,387,563     $2,459,123

Nonperforming loans as percent of
  total loans                                    1.07%          1.05%

Provision for credit losses                 $    6,913     $    7,957

Net charge-offs                             $    5,020     $    5,990

Net charge-offs as percent of
  average loans outstanding                       0.21%         0.24%

Provision for credit losses as percent
  of net charge-offs                            137.71%       132.84%

Allowance for credit losses as percent
  of average loans outstanding                    1.43%         1.13%

Allowance for credit losses as percent
  of end-of-period loans outstanding              1.40%         1.15%

Allowance for credit losses as percent
  of nonperforming loans                        131.41%       109.94%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30, 1999 and September 30, 1998.

                                                          1999     1998
                                                      (amounts in thousands)
Recorded investment in impaired loans at end
of period                                               $10,247   $ 9,828

Year to date average balance of impaired loans          $10,031   $11,037

Allowance for credit losses related to impaired
loans                                                   $ 2,854   $ 1,889

Impaired loans with an allocation of the allowance
for credit losses                                       $ 4,833   $ 5,738

Impaired loans with no allocation of the allowance
for credit losses                                       $ 5,414   $ 4,090

Year to date income recorded on impaired loans on
a cash basis                                            $   280   $   167

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of September 30, 1999, there were no significant concentrations of credit.

Nonperforming loans at September 30, 1999 increased $647 thousand compared to 1998 levels and included increases in past due loans and nonaccrual loans of $228 thousand and $421 thousand, respectively.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

Nonperforming loans as a percent of total loans were 1.07% at September 30, 1999 compared to 1.05% at September 30, 1998. The allowance for credit losses as a percent of nonperforming loans at September 30, 1999 has increased over both September 30, 1998 and year-end 1998 levels. Net charge-offs in both dollars and as a percentage of average loans at September 30, 1999 have decreased over 1998 levels.

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

CAPITAL RESOURCES

Equity capital increased $9.3 million in the first nine months of 1999. Dividends declared reduced equity by $22.7 million during the 1999 period, while earnings retention was $17.8 million, representing an earnings retention rate of 44.0%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $996 thousand. Amounts paid to fund the discount on reinvested dividends and optional cash payments reduced equity by $296 thousand. The market value adjustment to securities available for sale decreased equity by $29.0 million. Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $1.2 million.

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

The table below presents the Corporation's capital position at
September 30, 1999:
                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital (a)                   $397,592            15.3%
Risk-Based Requirement                104,149             4.0

Total Capital (a)                     430,139            16.5
Risk-Based Requirement                208,298             8.0

Minimum Leverage Capital (a)          397,592             9.3
Minimum Leverage Requirement          127,809             3.0

(a) Includes $35,000 of Company obligated mandatorily redeemable capital securities of subsidiary trust described in NOTE 7 to the financial statements which qualify as Tier I Capital.

At September 30, 1999 the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

YEAR 2000 UPDATE

The Corporation's data processing subsidiary, Commonwealth Systems Corporation continued to address year 2000 issues during the third quarter of 1999. Renovation whereby code enhancements, hardware and software upgrades and system replacements are implemented was substantially complete for mission critical systems. An application is considered mission critical if it is vital to the successful continuation of a core business activity. Validation or testing of all changes to hardware and software components, including connections with other systems, and implementation of mission critical systems were also substantially complete placing the Corporation within guidelines established by federal regulatory agencies. Regulatory agencies will continue to perform ongoing reviews of the Corporation's year 2000 readiness throughout 1999. Outside professionals engaged by the Corporation during 1998 to provide additional independent verification and validation processes and to assure the reliability of internal risk and cost estimates will continue their engagements during 1999.

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

YEAR 2000 UPDATE (Continued)

The following table summarizes year 2000 expenditures incurred through the end of the third quarter of 1999 and estimated amounts to be incurred throughout the remainder of 1999. (Dollar amounts in thousands)

                                                9 Months       12 Months      12 Months       Estimate
                                                  Ended           Ended         Ended       for remainder
                                                09/30/99       12/31/98        12/31/97        of 1999
Capitalized hardware and software                $   86          $  250         $ 106           $  5
Nonemployee expenses including testing               66             152            20             56
Employee related costs                              632           1,003           163            250
 Subtotal                                           784           1,405           289            311
Capitalized hardware and software replaced
 without acceleration due to year 2000              768           2,043            70             11
Total expenditures                               $1,552          $3,448          $359           $322

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

ITEM 2.  CHANGES IN SECURITIES

             In a series of transactions commencing on September 8, 1999 and ending on September 22, 1999, the Company's subsidiary, First Commonwealth Capital Trust I, issued $35,000,000 in aggregate liquidation amount of the Trust's 9.50% Series A capital securities. The Trust also issued $1,083,000 of the Trust's common securities to the Company, and the Company issued to the Trust $36,083,000 of its Series A 9.50% junior subordinated deferrable interest debentures. The Company also issued a guarantee for the benefit of the holders of the Series A capital securities that guarantees payments under the capital securities. The capital securities were sold to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The junior subordinated deferrable interest debentures, guarantees and common securities were issued in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933. The Company used the proceeds from the sale of the debentures to partially finance the repurchase of approximately 1,909,710 shares of its common stock pursuant to a "modified Dutch auction" tender offer that terminated on September 29, 1999. Keefe, Bruyette & Woods, Inc., as initial purchaser of the capital securities, received aggregate commissions of $525,000 in the Series A capital securities offering.

             The Company and the Trust filed a registration statement on Form S-4 (File No. 333-89277) in connection with an offer to exchange up to $35,000,000 aggregate liquidation amount of registered Series B capital securities for a like amount of the outstanding Series A 9.50% capital securities. The registration statement also covered an offer to exchange up to $35,000,000 in registered 9.50% Series B junior subordinated deferrable interest debentures for a like amount of the outstanding Series A debentures and an offer to exchange a registered Series B capital securities guarantee for the original Series A capital

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
             PART II - OTHER INFORMATION (Continued


ITEM 2.  CHANGES IN SECURITIES (Continued)

             securities guarantee. The Commission declared this registration statement effective on September 29, 1999, and the Company and the Trust commenced the exchange offer on October 28, 1999. The offer period expires on November 29, 1999.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             None

ITEM 5.  OTHER INFORMATION

            On October 19, 1999, the Corporation's Board of
            Directors approved an increase from 5% to 10% in the discount on dividend reinvestment purchases. The discount is offered on shares purchased with reinvested dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  None

             (b)  Reports on Form 8-K

                  Form 8k dated September 8, 1999 reporting the issuance of trust preferred securities to fund a buy-back of the registrant's common stock through a "modified dutch auction" tender offer.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  NOVEMBER 15, 1999    /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  NOVEMBER 15, 1999    /S/ John J. Dolan
                             John J. Dolan, Sr. Vice President
                             and Chief Financial Officer