Form 10-K
period 1999-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2000-03-30
CIK 712537

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 1999 commission file number 0-11242

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

    TITLE OF CLASS                         OUTSTANDING AT March 22, 2000

Common Stock, $1 Par Value                        58,095,060 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 22, 2000), was approximately $538,660,680.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 24, 2000 are incorporated by reference into Part III.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                  First Commonwealth Financial Corporation

                                 FORM 10-K

                                   INDEX

PART I                                                        PAGE

ITEM 1.   Business

          Description of business..........................     2
          Competition......................................     4
          Supervision and regulation.......................     4

ITEM 2.   Properties.......................................     7

ITEM 3.   Legal Proceedings................................     7

ITEM 4.   Submission of Matters to a Vote of Security
           Holders.........................................     7


PART II

ITEM 5.   Market for Registrant's Common Stock and Related
           Security Holder Matters.........................     8

ITEM 6.   Selected Financial Data..........................     9

ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............    10

Item 7A.  Quantitative and Qualitative Disclosures About
           Market Risk.....................................    28

ITEM 8.   Financial Statements and Supplementary Data......    29


ITEM 9.   Disagreements on Accounting and Financial
           Disclosures.....................................    64


PART III

ITEM 10.   Directors and Executive Officers of the
            Registrant.....................................    64

ITEM 11.   Management Renumeration and Transactions........    65

ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................    65

ITEM 13.   Certain Relationships and Related Transactions..    65


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................    66
            Signatures.....................................    68

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation operates two chartered banks, First Commonwealth Bank and Southwest Bank. Personal financial planning and other financial services and insurance products are also provided through First Commonwealth Trust Company and First Commonwealth Insurance Agency. The Corporation also operates through Commonwealth Systems Corporation, a data processing subsidiary and First Commonwealth Professional Resources Inc., ("FCPRI") a subsidiary providing professional services to affiliated organizations.

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

Through FCB, the Corporation traces its banking origins to 1866. FCB and Southwest ("Subsidiary Banks") conduct business through 92 community banking offices in the counties of Allegheny (5), Armstrong (3), Beaver (1), Bedford
(4), Blair (8), Cambria (11), Centre (2), Clearfield (5), Elk (3), Franklin
(2), Huntingdon (6), Indiana (9), Jefferson (4), Lawrence (6), Somerset (5), Washington (1), and Westmoreland (17). The Subsidiary Banks engage in general banking business and offer a full range of financial services including such general retail banking services as demand, savings and time deposits and mortgage, consumer installment and commercial loans.

The Subsidiary Banks operate a network of 81 automated teller machines ("ATMs") which permits customers to conduct routine banking transactions 24 hours a day. Of the ATMs, 60 are located on the premises of their main or branch offices and 21 are in remote locations. All the ATMs are part of the MAC network which consists of over 23,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 45 states. The ATMs operated by the Subsidiary Banks are also part of the global MasterCard/Cirrus network which is comprised of more than 300,000 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders. Such networks allow the Subsidiary Banks' customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

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

First Commonwealth Insurance Agency ("FCIA") was incorporated as a Pennsylvania business corporation with its principal place of business in Indiana, Pennsylvania. FCIA began operations in January 1998 as a wholly-owned subsidiary of FCB and provides a full range of insurance and annuity products to retail and commercial customers. The Corporation and its subsidiaries employed approximately 1,450 persons (full-time equivalents) at December 31, 1999.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

First Commonwealth Capital Trust I, a business trust created under the laws of the State of Delaware, is a wholly-owned subsidiary of the Corporation. The trust was formed during September 1999 for the exclusive purposes of issuing and selling trust preferred securities, using the proceeds from the sale of the trust preferred securities to acquire subordinated debentures issued by the Corporation and engaging in only those other activities necessary or incidental thereto.

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

Competition

The Subsidiary Banks, FCTC and FCIA face intense competition, both from within and without their service areas, in all aspects of business. The Subsidiary Banks compete for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within their service area. With respect to loans to larger businesses the Subsidiary Banks also compete with much larger banks located outside of their service area. The Subsidiary Banks also compete, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions. In recent years the Subsidiary Banks have encountered significant competition for deposits from money market funds, mutual funds and institutions that offer annuities located throughout the United States. Money market funds pay dividends to their shareholders (which are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by the Subsidiary Banks. Annuities accumulate interest on the amounts deposited over a predetermined time period. The depositor is then entitled to withdraw his funds for a fixed period of time or until death. The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made. In addition to savings and loan associations and credit unions, the Subsidiary Banks also compete for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout their service area. The Subsidiary Banks believe that the principal means by which they compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of their offices and ATMs, the sophistication and quality of their services and the prices (primarily interest rates) of their services. Additionally, the Subsidiary Banks intend to remain competitive by offering financial services that target specific customer needs. Examples of such specialized products include the "Sentry CD Watch" which provides certificate of deposit rates of competitors to members of the Subsidiary Banks' "Senior Accent" club, available to customers age 50 or better, and mortgage products available to first time home buyers. Specific customer needs are also met through an enhanced customer delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the Subsidiary Banks' branch offices. The Corporation will continue to enhance its customer delivery system in the future as the Internet is utilized to provide customers access to product information and on-line banking.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Supervision and Regulation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("the Bank Holding Company Act") and is registered such with the Federal Reserve Board. As a registered bank holding company ("BHC"), it is required to file with the Federal Reserve Board an annual report and other information. The Federal Reserve Board is also empowered to make examinations and inspections of the Corporation and its subsidiaries.

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

The Gramm-Leach-Bliley Act ("GBLA") of 1999 revolutionizes the regulation of financial services companies. GBLA amends the Bank Holding Company Act of 1956 to create a new type of bank holding company, a financial holding company ("FHC"), which is permitted to engage in all activities permitted by a bank holding company as well as securities, merchant banking and insurance activities that were prohibited to BHCs. GLBA also repeals Sections 20 and 32 of the Glass-Steagall Act, which prohibited affiliations between a member bank and a company principally engaged in securities activities. The activities of a BHC that does not qualify to become a FHC will be limited to those the Federal Reserve Board had, prior to enactment of GBLA, deemed closely related to banking. In order to qualify as a FHC, each depository institution subsidiary of a BHC must be well capitalized, well managed and if insured have a satisfactory or better rating under the Community Reinvestment Act of 1977 ("CRA") as its most recent examination and the BHC must file an election with the Federal Reserve Board certifying that it meets the requirements of a FHC. GBLA expands the range of business opportunities for commercial banking organizations and enables banking companies and other types of financial companies such as securities, insurance and financial technology companies to combine more readily. A FHC

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Supervision and Regulation (Continued)

does not need to obtain prior Federal Reserve Board approval in order to engage in, or acquire a nonbank company that engages in financial activities. The FHC only needs to provide notice to the Federal Reserve Board, describing the activity commenced or conducted by the acquired company, within 30 days after commencing the activity or consummating the acquisition.

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

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisition. On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction. As of December 31, 1999 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, of which the following 18 are east of the Mississippi River: Connecticut, Delaware, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Rhode Island, Tennessee, Vermont and West Virginia. A similar law is applicable to savings associations and savings and loan holding companies.

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

Effects of Governmental Policies

The business and earnings of the Corporation are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States Government and its agencies, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States government securities, changes in

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Effects of Governmental Policies

the discount rate on borrowings by member banks and savings institutions from the Federal Reserve System and changes in reserve requirements against bank and savings institution deposits. These instruments, together with fiscal and economic policies of various governmental entities, influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans, received on investments or paid for deposits.

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

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana County Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s. The Corporation, NBOC, CSC and FCB occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and renewed during 1998 for an additional 25 years. Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines. In order to support future expansion needs and centralization of various functional areas such as loan processing, marketing, and accounting, the Corporation also owns two additional structures, free of all liens and encumbrances. These facilities currently provide office space for the Corporation, CSC, FCTC, FCB, FCIA and FCPRI. The Subsidiary Banks have 92 banking facilities of which 26 are leased and 66 are owned in fee, free of all liens and encumbrances. All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities. Management believes all such facilities to be in good repair and well suited to their uses. Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS

The information appearing in NOTE 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this filing is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF." The approximate number of holders of record of the Corporation's common stock is 12,500. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1999
First Quarter           $12.406          $10.156          $0.115
Second Quarter          $12.188          $10.375          $0.130
Third Quarter           $12.750          $11.031          $0.130
Fourth Quarter          $14.313          $11.625          $0.140

                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

1998
First Quarter           $17.125          $13.656          $0.110
Second Quarter          $14.875          $13.156          $0.110
Third Quarter           $15.281          $11.500          $0.110
Fourth Quarter          $13.406          $11.500          $0.115

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

                                                                  Years Ended December 31,
                                                   1999         1998         1997         1996         1995
Interest income............................      $297,507     $283,421     $254,772     $235,188     $227,182
Interest expense...........................       152,653      148,282      124,427      109,189      103,019

  Net interest income......................       144,854      135,139      130,345      125,999      124,163
Provision for credit losses................         9,450       15,049       10,152        6,301        5,575
  Net interest income after provision for
    credit losses..........................       135,404      120,090      120,193      119,698      118,588

Securities gains (losses)..................           565        1,457        6,825        1,599         (603)
Other operating income.....................        30,288       24,881       18,716       17,359       15,996
Merger and related charges.................           -0-        7,915          -0-          -0-          -0-
Other operating expenses...................        93,615       92,286       88,857       85,299       83,689
      Income before taxes and extra-
       ordinary items......................        72,642       46,227       56,877       53,357       50,292
Applicable income taxes....................        19,612       12,229       17,338       16,164       15,728
      Net income before extraordinary items        53,030       33,998       39,539       37,193       34,564
Extraordinary items (less applicable taxes
  of $336).................................           -0-         (624)         -0-          -0-          -0-
Net income.................................      $ 53,030     $ 33,374     $ 39,539     $ 37,193     $ 34,564

Per Share Data (a)
  Net income before extraordinary items....         $0.88        $0.55        $0.64        $0.60        $0.55
  Extraordinary items......................          0.00        (0.01)        0.00         0.00         0.00
  Net income...............................         $0.88        $0.54        $0.64        $0.60        $0.55

  Dividends declared.......................        $0.515       $0.445        $0.41        $0.37        $0.33

  Average shares outstanding...............    60,333,092   61,333,572   61,671,898   62,310,086   62,472,404

Per Share Data Assuming Dilution (a)
  Net income before extraordinary items....         $0.88        $0.55        $0.64        $0.60        $0.55
  Extraordinary items......................          0.00        (0.01)        0.00         0.00         0.00
  Net income...............................         $0.88        $0.54        $0.64        $0.60        $0.55

  Dividends declared.......................        $0.515       $0.445        $0.41        $0.37        $0.33

  Average shares outstanding...............    60,569,322   61,666,026   61,845,674   62,381,790   62,563,920

At End of Period
  Total assets.............................    $4,340,846   $4,096,789   $3,668,557   $3,339,996   $3,075,123
  Investment securities....................     1,592,389    1,525,332    1,015,798      901,411      960,588
  Loans and leases, net of unearned income.     2,500,059    2,374,850    2,436,337    2,236,523    1,935,938
  Allowance for credit losses..............        33,539       32,304       25,932       25,234       23,803
  Deposits.................................     2,948,829    2,931,131    2,884,343    2,756,111    2,586,545
  Company obligated mandatorily redeemable
    capital securities of subsidiary trust.        35,000          -0-          -0-          -0-          -0-
  Other long-term debt.....................       603,355      630,850      193,054       52,737        7,168
  Shareholders' equity.....................       286,683      355,405      354,323      341,522      329,486

Key Ratios
  Return on average assets.................         1.25%        0.85%        1.15%        1.17%       1.14%
  Return on average equity.................        15.44%        9.13%       11.31%       11.07%      11.02%
  Net loans to deposit ratio...............        83.64%       79.92%       83.57%       80.23%      73.93%
  Dividends per share as a percent of net
    income per share.......................        58.52%       82.41%       64.06%       61.67%      60.00%
  Average equity to average assets ratio...         8.10%        9.28%       10.16%       10.53%      10.38%

(a) Per share amounts have been restated to reflect the two-for-one stock split effected in the form of a 100%
stock dividend declared on October 19, 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (the "Corporation") for the years ended
December 31, 1999, 1998 and 1997 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

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

On October 19, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business November 4, 1999 received one additional share for each share held. The additional shares were distributed on November 18, 1999. Share data for all periods presented has been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

Results of Operations

Net income in 1999 was $53.0 million, an increase of $19.7 million from the 1998 level of $33.4 million and compared to $39.5 million reported in 1997. Basic earnings per share increased $0.34 per share in 1999 to $0.88. The 1998 period was impacted negatively by a number of merger and other related charges totaling $7.9 million which resulted in a decrease of $0.13 per share on a pre-tax basis for 1998. These charges include merger expenses for the acquisition of Southwest National Corporation, early retirement and postretirement benefit accruals and premises and equipment expenses to standardize depreciation methods. Excluding merger and related charges, gains on sale of loans and branches, securities transactions and extraordinary items, basic earnings per share increased $0.22 or 36.67% for 1999 compared to 1998. Extraordinary items for 1998 resulted from a single transaction whereby the Corporation incurred a cost of $960 thousand for the prepayment of FHLB term borrowings. Increases in net interest income increased basic earnings per share by $0.20 per share in 1999 and $0.09 per share in 1998. Increases in employee costs decreased earnings per share by $0.03 in both the 1999 and 1998 periods. Return on average assets was 1.25% and return on average equity was 15.44% during 1999 compared to 0.85% and 9.13%, respectively for 1998. Return on average assets was 1.15% during 1997 while return on average equity was 11.31%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following is an analysis of the impact of changes in net income on earnings per share:

                                            1999              1998
                                             vs.               vs.
                                            1998              1997

Net income per share, prior year           $0.54             $0.64

Increase (decrease) from changes in:
  Net interest income                       0.20              0.09
  Provision for credit losses               0.09             (0.08)
  Security transactions                    (0.01)            (0.09)
  Other income                              0.11              0.10
  Salaries and employee benefits           (0.03)            (0.03)
  Occupancy and equipment costs             0.00              0.00
  Merger and other related charges          0.13             (0.13)
  Other expenses                           (0.03)            (0.03)
  Provision for income taxes               (0.13)             0.08
  Extraordinary items, net of tax           0.01             (0.01)

Net income per share                       $0.88             $0.54

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $144.9 million in 1999 compared to $135.1 million in 1998 and $130.3 million in 1997. The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis
                                                     Average Balance Sheets and Net Interest Analysis
                                                                (Dollar Amounts in Thousands)

                                             1999                             1998                             1997
                                 Average    Income/   Yield or    Average    Income/   Yield or    Average    Income/   Yield or
                                 Balance    Expense   Rate(a)     Balance    Expense   Rate(a)     Balance    Expense   Rate(a)
Assets
Interest-earning assets:
  Time deposits with banks    $    1,844    $    121    6.56%   $    3,692    $    230    6.23%   $    4,663   $    236    5.06%
  Investment securities        1,608,467     100,853    6.59     1,271,319      78,205    6.43       931,017     55,490    6.24
  Federal funds sold               2,097         105    5.01        35,521       1,893    5.33        12,653        689    5.45
  Loans (b) (c), net of
    unearned income            2,408,450     196,428    8.27     2,439,436     203,093    8.43     2,330,657    198,357    8.60
   Total interest-
      earning assets           4,020,858     297,507    7.59     3,749,968     283,421    7.72     3,278,990    254,772    7.91

Noninterest-earning assets:
  Cash                            80,716                            78,999                            77,259
  Allowance for credit losses    (33,757)                          (27,388)                          (25,510)
  Other assets                   174,063                           138,114                           110,112
   Total noninterest-
      earning assets             221,022                           189,725                           161,861
    Total Assets              $4,241,880                        $3,939,693                        $3,440,851

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing
    demand deposits (d)       $  386,124    $  8,375    2.17%   $  341,835    $  7,579    2.22%   $  271,321   $  5,042    1.86%
  Savings deposits (d)           712,637      17,769    2.49       715,814      21,379    2.99       737,725     22,752    3.08
  Time deposits                1,499,857      77,187    5.15     1,530,491      85,002    5.55     1,517,972     84,806    5.59
  Short-term borrowings          279,269      13,832    4.95       195,334      10,214    5.23       156,470      8,108    5.18
  Long-term debt                 643,746      35,490    5.51       430,677      24,108    5.60        65,820      3,719    5.65
    Total interest-
      bearing liabilities      3,521,633     152,653    4.33     3,214,151     148,282    4.61     2,749,308    124,427    4.53

Noninterest-bearing
 liabilities and capital:
  Noninterest-bearing
    demand deposits (d)          345,311                           328,720                           311,304
  Other liabilities               31,439                            31,177                            30,541
  Shareholders' equity           343,497                           365,645                           349,698
    Total noninterest-
      bearing funding sources    720,247                           725,542                           691,543
      Total Liabilities and
        Shareholders' Equity  $4,241,880                        $3,939,693                        $3,440,851

 Net Interest Income and
    Net Yield On Interest-
    earning Assets                          $144,854    3.80%                 $135,139    3.77%                $130,345    4.12%

(a) Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b) Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c) Loan income includes net loan fees.
(d) Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Both interest income and interest expense increased over 1998 levels as volume increases for 1999 were only partially offset by rate decreases. Average interest-earning assets increased $270.9 million while average interest-bearing liabilities increased $307.5 million in 1999. Asset yields, on a tax-equivalent basis, decreased 13 basis points (0.13%) during 1999 to 7.59%, from 7.72% reported in 1998 and compared to 7.91% reported in 1997. The cost of funds for 1999 decreased 28 basis points (0.28%) from 1998 costs of 4.61% and compared to costs of 4.53% for 1997.

Interest and fees on loans decreased $6.7 million for 1999 over 1998 levels and included decreases in interest on mortgage loans of $6.4 million and decreases in interest on credit card loans of $1.4 million which were primarily the result of loan sales. Average mortgage loans for the 1999 period decreased $88.7 million compared to 1998 averages, as a result of the sale of $52.5 million and $42.2 million of 1-4 family residential mortgage loans in the fourth quarter of 1998 and the first quarter of 1999, respectively. Average credit card loans for the 1999 period decreased $9.8 million as $20.4 million of consumer credit card loans were sold in the second quarter of 1999. The decreased income from mortgage and credit card loans in 1999 was partially offset by increased income from commercial loans as enhanced marketing strategies enabled the Corporation to capitalize on lending opportunities with small to mid-sized commercial customers.

The loan portfolio also reflected decreases due to rate of $4.9 million during 1999 as the decline in loan yields which began in the fourth quarter of 1995 has continued throughout 1998 and 1999. Loan yields declined 16 basis points (0.16%) during 1999 to 8.27% from 8.43% reported for 1998 and compared to 8.60% during 1997. The loan portfolio continued to be impacted by loan refinancings and loans maturing at higher interest rates than current market rates. Loan refinancings and prepayments slowed throughout 1999 as market interest rates rose. Mortgage portfolio yields rose 4 basis points (0.04%) for 1999 compared to 1998 as yields on innovative loan products introduced in previous years began to approach the average yield of the mortgage portfolio as these products aged and introductory interest rates were no longer offered on aged loans.

Interest income on investments increased $22.6 million for 1999 compared to 1998 as average balances of U.S. government agency securities and asset backed securities for 1999 increased $183.6 million and $66.9 million, respectively over 1998 averages. These securities purchases were part of a capital management leveraging strategy whereby borrowings from the Federal Home Loan Bank classified as long-term debt were invested in U.S. government agency securities and mortgage backed securities. Interest income for 1999 was also impacted by volume increases from corporate securities, primarily investments in trust preferred securities.

Yields on investments for 1999 were 6.59% compared to 6.43% for 1998 and 6.24% for 1997. Yields on investments for the 1999 period reflected an increase in yields on U.S. government agency securities of 11 basis points (0.11%) and an increase in yields on corporate securities of 119 basis points (1.19%) for the 1999 period compared to 1998. Prepayment speeds of mortgage backed securities ("MBS") which had accelerated during 1998 began to slow during the 1999 period as interest rates rose. The primary risk of owning MBS relates to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment speeds. As interest rates increase, prepayment speeds generally decline, resulting in a longer average life of a MBS. Conversely as interest rates decline, prepayment speeds increase, resulting in a shorter average life of a MBS. Using computer simulation models, the Corporation tests the average life and yield volatility of all MBSs under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits. The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. government and agency securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Interest on deposits decreased $10.6 million for 1999 compared to 1998 as rate decreases were only partially offset by volume increases. Interest on total savings deposits decreased $4.2 million and interest on time deposits decreased $7.9 million for 1999 due to rate decreases and a decline in the interest rate environment, particularly early in the year. Deposit costs for total savings deposits reflected a decrease of 36 basis points (0.36%) for 1999 while the cost of time deposits reflected a decrease of 41 basis points (0.41%) over 1998 costs, primarily as a result of active interest rate management. Volume increases for deposits in 1999 occurred primarily in products offering higher interest rates than traditional products such as the Corporation's "American Dream" savings product utilized by consumers and
the secured cash manager product utilized by municipalities.   The secured
cash manager product allows the municipality to sweep excess balances from noninterest-bearing accounts into an interest-bearing account which offers higher interest rates than traditional N.O.W. accounts. Average balances of noninterest-bearing demand deposits for 1999 reflected an increase of $16.6 million compared to 1998 averages.

Interest expense on short-term borrowings increased $3.6 million during 1999 primarily as a result of increases in average borrowings of $83.9 million over 1998 averages. Increases in interest expense on short-term borrowings as a result of volume increases during 1999 were partially offset by rate decreases as the cost of short-term borrowings decreased 28 basis points (0.28%) over 1998 costs.

Interest expense on long-term debt increased $11.4 million for the 1999 period compared to 1998 primarily as a result of increases in average borrowings of $213.1 million over 1998 averages. The long-term debt increase for 1999 included borrowings from the Federal Home Loan Bank with maturities of up to 10 years to be utilized as part of the above mentioned capital management leveraging strategy. The average spread of this leverage strategy was approximately 1.17% during the 1999 period and 1.05% during the 1998 period. During 1999 and 1998 interest income before taxes on these investments exceeded the funding costs by $8.0 million and $4.6 million, respectively. Total long-term debt for 1999 also included increases resulting from the funding of the repurchase of 3.8 million shares of the Corporation's common stock through a "modified Dutch Auction" tender offer. The aggregate amount of $49.7 million paid by the Corporation in connection with the repurchase of common shares was funded through the issuance of capital securities and the issuance of a bank loan from an unrelated financial institution. Capital securities in the amount of $35 million were issued during 1999 bearing an interest rate of 9.50% and maturing in thirty years. Interest expense on capital securities for 1999 was $1.0 million. The parent company incurred a $16 million bank loan during 1999 primarily to fund the remaining cost of the stock repurchase. (SEE NOTE 13 to the financial statements for a description of the Company obligated mandatorily redeemable capital securities of subsidiary trust and NOTE 14 to the financial statements for a description of the bank loan outstanding).

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets), was 3.80% during 1999 compared to 3.77% in 1998 and 4.12% in 1997. The Corporation's use of computer modeling to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion herein.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

                                    Analysis of Year-to-Year Changes in Net Interest Income
                                               (Dollar Amounts in Thousands)

                                       1999 Change from 1998                    1998 Change from 1997
                                 Total     Change Due    Change Due       Total     Change Due    Change Due
                                 Change    to Volume      to Rate         Change    to Volume      to Rate
Interest-earning assets:
    Time deposits with banks   $  (109)     $  (115)      $      6       $    (6)     $   (49)      $    43
    Securities                  22,648       21,682            966        22,715       21,241         1,474
    Federal funds sold          (1,788)      (1,781)            (7)        1,204        1,246           (42)
    Loans                       (6,665)      (2,613)        (4,052)        4,736        9,351        (4,615)
      Total interest income     14,086       17,173         (3,087)       28,649       31,789        (3,140)
Interest-bearing liabilities:
    Deposits                   (10,629)        (815)        (9,814)        1,360        1,334            26
    Short-term borrowings        3,618        4,389           (771)        2,106        2,014            92
    Long-term debt              11,382       11,927           (545)       20,389       20,613          (224)
      Total interest expense     4,371       15,501        (11,130)       23,855       23,961          (106)
      Net interest income      $ 9,715      $ 1,672       $  8,043       $ 4,794      $ 7,828       $ (3,034)

The provision for credit losses is an amount added to the allowance against which credit losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The provision for credit losses was $9.5 million in 1999 compared to $15.0 million in 1998 and $10.2 million in 1997. The 1998 period contains an additional provision of $4.2 million recorded in the fourth quarter of 1998 to reflect changing economic conditions. The allowance for credit losses was $33.5 million at December 31, 1999, for a ratio of 1.34% of actual loans outstanding. The ratio of the allowance for credit losses to total loans outstanding as of December 31, 1999 has decreased slightly from the 1.36% reported as of December 31, 1998, but this ratio remains above historic levels. Net charge-offs for 1999 reflected decreases in consumer installment and revolving credit loans of $896 thousand and commercial loans secured by real estate of $315 thousand which were partially offset by increases in net charge-offs of 1-4 family residential mortgages and commercial loans not secured by real estate. Net charge-offs against the allowance for credit losses were $8.2 million, or 0.34% of average total loans in 1999. This compared to net charge-offs of $8.7 million in 1998 and $9.5 million in 1997. Net charge-offs were 0.36% and 0.41% of average total loans during 1998 and 1997, respectively. For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

The following table presents an analysis of the consolidated allowance for credit losses for the five years ended December 31, 1999 (dollars in thousands):

                                                    Summary of Loan Loss Experience

                                           1999       1998       1997       1996      1995
Loans outstanding at end of year        $2,500,059 $2,374,850 $2,436,337 $2,236,523 $1,935,938

Average loans outstanding               $2,408,450 $2,439,436 $2,330,657 $2,060,196 $1,846,507

Allowance for credit losses:
Balance, beginning of year              $   32,304 $   25,932 $   25,234 $   23,803 $   22,375

Loans charged off:
  Commercial, financial and agricultural     1,821      1,513      1,473        633      1,188
  Loans to individuals                       6,126      7,293      8,022      5,069      3,717
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                       427        812        664        440        218
  Real estate-residential                    1,035        690        819        195        481
  Lease financing receivables                  187        319        -0-         26         52
    Total loans charged off                  9,596     10,627     10,978      6,363      5,656

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       290        462        223        263        159
  Loans to individuals                       1,057      1,328      1,218      1,033      1,067
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                       -0-         70         13         83         56
  Real estate-residential                       33         87         57        109        128
  Lease financing receivables                    1          3         13          5         99
    Total recoveries                         1,381      1,950      1,524      1,493      1,509
    Net loans charged off                    8,215      8,677      9,454      4,870      4,147
Provision charged to expense                 9,450     15,049     10,152      6,301      5,575

Balance, end of year                    $   33,539 $   32,304 $   25,932 $   25,234 $   23,803

Ratios:
  Net charge-offs as a percentage of
    average loans outstanding                0.34%      0.36%      0.41%      0.24%      0.22%
  Allowance for credit losses as
    a percentage of average loans
    outstanding                              1.39%      1.32%      1.11%      1.22%      1.29%

Net securities gains decreased $892 thousand during 1999 from $1.5 million reported in 1998 and compared to $6.8 million in 1997. The securities gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively, which resulted in securities gains of $167 thousand and $317 thousand, respectively. Proceeds from the sale of U.S. treasury securities in 1999 were the primary funding source for the acquisition of $20 million of bank owned life insurance during the first quarter. The security gains during 1998 resulted in part from the third and fourth quarter sales of floating collateralized mortgage obligations classified as securities "available for sale" having book values of $87.9 million and $16.1 million respectively, which resulted in security gains of $1.7 million during the third quarter and security losses of $803 thousand during the fourth quarter. These securities were sold to reduce the exposure to accelerated prepayments in a declining interest rate environment. The $89.6 million proceeds from the sale of securities in the third quarter of 1998 were used to reduce outstanding Federal funds purchased while the $15.3 million proceeds in the fourth quarter of 1998 were reinvested in higher yielding municipal securities. The 1998 securities gains also included the first quarter sale of U.S. Treasury securities classified as securities "available for sale" having a book value of $45.8 million with the proceeds being reinvested in mortgage backed and other U.S. government agency securities with similar average expected maturities. Securities losses of $586 thousand were incurred during the fourth quarter of 1998 primarily as a result of the sale of mutual funds classified as equity securities having a book value of $5.8 million. Additional security gains were incurred during the fourth quarter of 1998 as a result of the sale of Pennsylvania bank stocks having a book value of $5.2 million. The securities gains during

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

1997 resulted primarily from the sale of investments in Pennsylvania bank stocks having a book value of $17.4 million which were sold for gains of $6.7 million.

Trust income of $5.5 million for 1999 reflected an increase of $274 thousand over 1998 levels and compared to $4.4 million reported in 1997. Enhanced referral programs and integrated growth plans for financial affiliates have been initiated to help improve sales in various areas including trust assets managed. The 1998 increase in trust income occurred primarily in fees from employee benefit accounts, agency/custodial accounts and retail mutual fund commissions and trailer fees. Service charges on deposits increased $981 thousand during 1999 as fee schedules for the Corporation's subsidiary banks were evaluated and modified. Additional noninterest income analysis is planned for 2000 through the use of recently implemented customer and product profitability systems which will be augmented with the use of outside consultants.

Gains on sale of loans increased $3.4 million for 1999 to $5.0 million from $1.6 million reported in 1998 and compared to $207 thousand for 1997. Gains on sale of loans for the 1999 period resulted primarily from the sale of $42.2 million of residential mortgage loans during the first quarter of 1999 and the sale of its $20.4 million retail credit card loans during the second quarter of 1999 which generated gains of $890 thousand and $4.0 million, respectively. Gains on sale of loans for 1998 resulted primarily from the sale of $52.5 million of 1-4 family residential mortgage loans during the fourth quarter of 1998 which resulted in a gain of $1.3 million. The Corporation mitigated prepayment risk through the sale of mortgage loans bearing higher interest rates than current market rates and reduced interest rate risk through the sale of mortgage loans bearing interest rates which were lower than current market rates.

Other income was $10.5 million in 1999 compared to $9.7 million in 1998 and $5.7 million in 1997. Other revenue for 1999 reflected increases in the cash surrender value of bank owned life insurance of $761 thousand and increases in merchant discount of $411 thousand over 1998 levels. Insurance commissions, primarily those generated from FCIA, increased $662 thousand during 1999 compared to 1998. As a result of branch analysis including the evaluation of the potential sale or consolidation of branches competing in the same market area, the Corporation sold two of its branches located in State College, Pennsylvania during 1998. The premium on sale of $10.1 million of deposits from the State College branches resulted in a gain of $950 thousand in the fourth quarter of 1998. Other income for 1998 reflected increases in cash surrender value of bank owned life insurance of $1.2 million and insurance commissions of $288 thousand compared to 1997 revenues. Charges for non-customer use of the Corporation's ATMs also increased other revenue for 1998 by $607 thousand over 1997 levels.

Total other operating expenses decreased $6.6 million to $93.6 million in 1999 compared to $100.2 million and $88.9 million in 1998 and 1997, respectively. Employee costs were $49.8 million in 1999, representing 1.17% of average assets compared to $48.7 million and 1.24% of average assets for 1998. Employee costs for 1997 were $47.1 million or 1.37% of average assets. Salary and benefit costs increased only 2.3% for 1999 compared to 1998 and were favorably impacted by the early retirement plan offered to employees during the fourth quarter of 1998. The success of the early retirement plan accelerated the process of right-sizing the Corporation beyond normal attrition management by adjusting employment levels quickly while continuing the Corporation's tradition of not laying off employees due to merger activity. The number of full time equivalent employees at December 31, 1999 was 1,453 compared to 1,500 at December 31, 1998. Increases in employee benefit expenses are anticipated in 2000 due to rate increases for health insurance of approximately 23% compared to 1999 rates.

Net occupancy and furniture and equipment costs decreased for all periods presented. The 1999 period reflected decreases in occupancy and furniture and equipment expenses as a result of the sale of two branches in 1998 and the closing or consolidation of several branches in 1999. All categories of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

occupancy expense reflected decreases during 1998 while furniture and equipment expense included decreases in maintenance and repairs which were partially offset by an increase in depreciation during 1998.

Outside data processing expenses were $3.2 million for 1999 compared to $3.1 million and $3.0 million for 1998 and 1997 respectively. Outside data processing expenses are managed by the Corporation's data processing subsidiary along with management of internal data processing costs. Outsourced data processing needs are evaluated based on technology, efficiency and cost considerations. Pennsylvania shares tax expense increased $325 thousand during 1999 and $201 thousand in 1998.

Included in the 1998 period were merger and related charges of $7.9 million. Merger expenses incurred during the acquisition of Southwest National Corporation for legal, accounting, printing, filing and other professional services totaled $1.6 million and were expensed during the fourth quarter of 1998. As part of the evaluation of appropriate staffing levels for the Corporation after inclusion of Southwest, an early retirement plan was offered to employees during the fourth quarter of 1998. Salary and benefit costs of the early retirement plan in the amount of $4.7 million are included in merger and other related charges for 1998, as approximately 5% of employees took advantage of this opportunity. In anticipation of the merger of Southwest benefit plans into those of the Corporation in the near future, Southwest curtailed their postretirement benefit plan during the fourth quarter of 1998. An additional accrual adjustment of $1.1 million related to this curtailment is included in merger and other related charges for 1998. Additional merger and other related charges of $462 thousand were incurred during 1998 to standardize depreciation for Southwest to that of the Corporation and to write-off signs and supplies that become obsolete as a result of the merger.

Other operating expenses remained stable during 1999 at $24.6 million, compared to $24.5 million reported in 1998 and $22.6 million reported in 1997. Other operating expenses for the 1999 period included an increase in the write-down of mortgage servicing rights in the amount of $336 thousand related to the disposition of BSI. The disposition of BSI in 1999 also resulted in a loss on sale of $202 thousand. Advertising, software maintenance and charge card interchange expense reflected increases for the 1999 period of $265 thousand, $247 thousand, and $335 thousand, respectively compared to the 1998 period. Increases in telephone expense of $265 thousand during 1999 are being analyzed during 2000 for potential cost control in future periods. Other professional fees decreased $757 thousand during 1999 as outside professionals contracted during 1998 under limited engagements to review the Corporation's asset/liability management model, provide consulting services for marketing, customer profitability analysis and branch automation initiatives were not extended to the 1999 period. The 1999 period also reflected decreases in audit and accounting fees and legal fees compared to 1998.

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

Income tax expense was $19.6 million during 1999 representing an increase of $7.4 million over the 1998 amount of $12.2 million and compared to $17.3 million in 1997. The Corporation's effective tax rate was 27.0% for 1999 compared to 26.5% for 1998 and 30.5% for 1997. Extraordinary items for 1998 resulted from a single transaction whereby the Corporation incurred a cost of $960 thousand for the prepayment of FHLB term borrowings. This transaction was executed as part of the Corporation's repositioning of its balance sheet to reduce exposure to declining interest rates.

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

Increased competition from nonbanking sources such as mutual funds, insurance companies and brokerage and investment banking firms have required banks to rely more heavily on alternative funding from other borrowings. Many of our competitors have significantly greater resources (financial and other) than us and may offer certain services that our banks do not provide at this time. In addition certain of our banks' competitors are not subject to the regulation and supervision to which we and our banks are subject, and therefore may have competitive advantages over our banks and us. The impact of increased competition for deposits could become more consequential in the future. The Corporation monitors liquidity through regular computations of prescribed liquidity ratios. The Corporation actively manages liquidity within a defined range and has developed liquidity contingency plans, including ensuring availability of alternate funding sources to maintain liquidity under a variety of business conditions. In addition to the previously described funding sources the Corporation's ability to access the capital markets was demonstrated during 1999 through the issuance of $35 million of capital securities and a $16 million bank loan to provide funding for stock buy-back.

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Core deposits decreased $41.2 million in 1999 while total deposits increased $17.7 million for 1999. Non-core deposits, which are time deposits in denominations of $100 thousand or more represented 12.15% of total deposits at December 31, 1999, up from 10.21% of total deposits at December 31, 1998. Non-core deposits increased by $58.8 million in 1999 primarily as a result of an increase in public funds. Time deposits of $100 thousand or more at December 31, 1999, 1998 and 1997 had remaining maturities as follows:

                                                     Maturity Distribution of
                                                 Large Certificates of Deposit
                                                  (Dollar Amounts in Thousands)

                                           1999               1998               1997
                                     Amount  Percent    Amount  Percent    Amount   Percent
Remaining Maturity:
3 months or less                    $273,376   76%     $151,121    50%     $ 92,481   28%
Over 3 months through 6 months        13,372    4        40,363    14        64,874   20
Over 6 months through 12 months       14,503    4        27,546     9        53,428   16
Over 12 months                        57,010   16        80,382    27       118,524   36
    Total                           $358,261  100%     $299,412   100%     $329,307  100%

Net loans increased $124.0 million during 1999 as commercial loans secured by real estate and commercial loans not secured by real estate increased by $108.6 million and $16.3 million respectively, compared to year-end 1998. Increases during 1999 for commercial loans were partially offset by decreases in loans secured by residential real estate and decreases in loans to individuals. The reduction in residential mortgage loans was primarily the result of the sale of $42.2 million of residential mortgages in March of 1999. The mortgage loans were sold to reduce the Corporation's prepayment

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

risk and to shorten the average life of the fixed rate loan portfolio. The reduction in loans to individuals was primarily the result of the sale of $20.4 million of consumer credit card loans in June of 1999.

Below is a schedule of loans by classification for the five years ended December 31, 1999.

                                                          Loans by Classification
                                                       (Dollar Amounts in Thousands)

                                   1999               1998               1997               1996               1995
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
Commercial, financial,
  agricultural and
  other                    $  417,300    16%  $  377,733    16%  $  363,699    15%  $  316,550     14%  $  254,311    13%
Real estate-construction       41,734     2       33,097     1       35,308     1       39,120      2       32,914     2
Real estate-commercial        495,789    20      387,166    16      384,794    16      356,106     16      347,543    18
Real estate-residential       980,506    39    1,009,903    42    1,048,405    43      941,147     41      801,306    40
Loans to individuals          502,465    20      517,907    22      569,742    23      578,204     25      519,949    26
Net leases                     65,893     3       56,423     3       51,245     2       36,329      2       24,190     1
  Gross loans and
   leases                   2,503,687   100%   2,382,229   100%   2,453,193   100%   2,267,456    100%   1,980,213   100%
Unearned income                (3,628)            (7,379)           (16,856)           (30,933)            (44,275)
  Total loans, and leases
   net of unearned income  $2,500,059         $2,374,850         $2,436,337         $2,236,523          $1,935,938

An additional source of liquidity is marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of December 31, 1999, securities available for sale had an amortized cost of $1,206 million and an approximate fair value of $1,144 million. Gross unrealized gains
were $328 thousand and gross unrealized losses were $62.3 million.   Based
upon the Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed to be more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity. Below is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 1999.

                                                   Maturity Distribution of Securities Held to Maturity
                                                         (Dollar Amounts in Thousands)
                                                                       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $  1,355               $  3,941        $   -0-      $  5,296     5.57%
After 1 but within 5 years                        98,306                 21,600         24,506       144,412     6.40
After 5 but within 10 years                       78,523                 31,536            355       110,414     6.25
After 10 years                                   110,532                 77,693            -0-       188,225     6.51
     Total                                      $288,716               $134,770        $24,861      $448,347     6.40%

                                              Maturity Distribution of Securities Available for Sale
                                                               At Amortized Cost
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $  3,002                $ 1,615        $      5     $    4,622    6.86%
After 1 but within 5 years                       123,130                  9,605          19,830        152,565    6.32
After 5 but within 10 years                       51,940                 12,592             499         65,031    6.27
After 10 years                                   732,024                 51,536         200,199        983,759    6.67
     Total                                      $910,096                $75,348        $220,533     $1,205,977    6.55%

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 1999 and 1998 (Dollar Amounts in Thousands):

                                                            1999
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  697,645    $113,547       $204,090      $1,015,282
Investments                              44,666      39,497         66,465         150,628
Other interest-earning assets            18,799       2,759          4,532          26,090
     Total interest-sensitive
       assets                           761,110     155,803        275,087       1,192,000

Certificates of deposit                 325,985     231,804        277,769         835,558
Other deposits                        1,074,451         -0-            -0-       1,074,451
Borrowings                              467,255         961        127,108         595,324
     Total interest-sensitive
       liabilities                    1,867,691     232,765        404,877       2,505,333
     Gap                            $(1,106,581)   $(76,962)     $(129,790)    $(1,313,333)

ISA/ISL                                    0.41        0.67           0.68            0.48
Gap/Total assets                         25.49%       1.77%          2.99%          30.26%

                                                            1998
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  765,948    $168,297       $293,082      $1,227,327
Investments                              59,942      87,042        149,497         296,481
Other interest-earning assets            38,048       4,120          6,207          48,375
     Total interest-sensitive
       assets                           863,938     259,459        448,786       1,572,183

Certificates of deposit                 359,487     323,760        318,282       1,001,529
Other deposits                        1,094,125         -0-            -0-       1,094,125
Borrowings                              142,509       1,085          2,413         146,007
     Total interest-sensitive
       liabilities                    1,596,121     324,845        320,695       2,241,661
     Gap                             $ (732,183)   $(65,386)      $128,091      $ (669,478)

ISA/ISL                                    0.54        0.80           1.40            0.70
Gap/Total assets                         17.87%       1.60%          3.13%          16.34%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at December 31, 1999, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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

Final loan maturities and rate sensitivity of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 1999 were as follows (Dollar Amounts in Thousands):

                               Within One   One to     After
                                  Year      5 Years   5 Years   Total

Commercial and industrial       $157,993   $ 72,231  $ 66,269  $296,493
Financial institutions               -0-         93       -0-        93
Real estate-construction          18,460      7,246    16,028    41,734
Real estate-commercial            78,823     73,323   343,643   495,789
Other                             25,365     12,953    82,396   120,714
      Totals                    $280,641   $165,846  $508,336  $954,823

Loans at fixed interest rates               147,617   367,732
Loans at variable interest rates             18,229   140,604
      Totals                               $165,846  $508,336

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

In the management of its credit portfolio, the Corporation emphasizes the importance of the collectibility of loans and leases as well as asset and earnings diversification. The Corporation immediately recognizes as a loss all credits judged to be uncollectible and has established an allowance for credit losses that may exist in the portfolio at a point in time, but have not been specifically identified.

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

The Corporation maintains an allowance for credit losses at a level deemed sufficient to absorb losses which are inherent in the loan and lease portfolios at each balance sheet date. Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include a specific allowance for primary watch list classified loans, an allowance based on historical trends, an additional allowance for special circumstances, and an unallocated portion. The Corporation consistently applies the following comprehensive methodology and procedure at the subsidiary bank level.

The allowance for primary watch list classified loans addresses those loans maintained on the Corporation's primary watch list which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Corporation may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses at the next meeting of the Corporation's credit committee after placement in this category. There were no loans classified as loss on the primary watch list as of December 31, 1999.

Loans on the primary watch list may also be impaired loans, which are defined as nonaccrual loans or troubled debt restructurings which are not in compliance with their restructured terms. Each of the classified loans on the primary watch list are individually analyzed to determine the level of the potential loss in the credit under the current circumstances. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. The allowance for primary watch list classified loans is equal to the total amount of potential unconfirmed losses for the individual classified loans on the watch list. Primary watch list loans are managed and monitored by assigned account officers within the Corporation in conjunction with Senior Management.

The allowance based on historical trends uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

based on the charge-off history for the twenty most recent quarters. Historical loss experience percentages are applied to all non-classified loans to obtain the portion of the allowance for credit losses which is based on historical trends. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency. Loan balances are also adjusted for unearned discount on installment loans.

The additional allowance for special circumstances provides management with the opportunity to estimate additional potential allowance amounts which may be needed to cover specific factors. The specific factors that management currently evaluates consist of portfolio risk or concentrations of credit, off balance sheet risk, economic conditions, management or staff considerations, and comparative peer analysis variances. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency or charge-offs, unusual repossession activities or large levels of unsecured loans in a portfolio.

The Corporation also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential credit loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential credit losses is performed these estimates by definition lack precision. Management must make estimates using assumptions and information which is often subjective and changing rapidly.

Since all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual credit or groups of credits, and the entire allowance is available to absorb any and all credit losses. However, for analytical purposes, the following table sets forth an allocation of the allowance for credit losses at December 31 according to the categories indicated:

                                        Allocation of the Allowance for Credit Losses
                                                    (Dollar Amounts in Thousands)
                                        1999        1998       1997       1996       1995
Commercial, industrial, financial,
  agricultural and other              $ 6,321     $ 4,375    $ 3,726    $ 3,628    $ 2,482
Real estate-construction                  831         414        415        461        330
Real estate-commercial                  7,675       5,119      4,912      4,731      4,170
Real estate-residential                 9,928      10,319      8,595      8,145      6,420
Loans to individuals                    5,131       5,223      4,583      4,933      3,892
Lease financing receivables               586         512        393        285        162
Unallocated                             3,067       6,342      3,308      3,051      6,347
    Total                             $33,539     $32,304    $25,932    $25,234    $23,803
Allowance as percentage
  of average total loans                1.39%       1.32%      1.11%      1.22%      1.29%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

                                           Nonperforming and Impaired Assets and Effect on Interest
                                                          Income Due to Nonaccrual
                                                       (Dollar Amounts in Thousands)

                                               1999       1998        1997        1996       1995
Loans on nonaccrual basis                    $12,765     $ 9,677     $11,387     $ 9,536     $ 8,782
Past due loans                                15,815      15,780      13,955      14,046       9,410
Renegotiated loans                                62          64          67         280         803
   Total nonperforming loans                 $28,642     $25,521     $25,409     $23,862     $18,995

Nonperforming loans as a percentage of
  total loans                                  1.15%       1.07%       1.04%       1.07%       0.98%

Allowance as percentage of nonperforming
  loans                                      117,10%     126.58%     102.06%     105.75%     125.31%

Other real estate owned                      $ 1,707     $ 2,370     $ 1,950     $ 1,732     $ 1,467

Gross income that would have been
  recorded at original rates                 $   724     $   961     $ 1,017     $   799     $   946

Interest that was reflected in income            458         286         146         223         241

Net reduction to interest income due to
   nonaccrual                                $   266     $   675     $   871     $   576     $   705

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

The level of nonperforming loans at year-end 1999 increased $3.1 million over 1998 levels as a result of increases in nonaccrual loans. Increases for nonaccrual commercial loans secured by real estate, commercial loans not secured by real estate and construction loans of $2.2 million, $1.4 million and $1.1 million, respectively were partially offset by decreases of $1.6 million for nonaccrual loans secured by residential real estate. Nonperforming loans as a percentage of total loans for 1999 also increased over 1998 levels. Although the allowance for credit losses as a percentage of nonperforming loans of 117.10% at December 31, 1999 has decreased over 1998 levels, this ratio has not decreased below historic levels.

Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

Capital Resources

Equity capital decreased $68.7 million in 1999 to $286.7 million. On July 13, 1999, the Corporation announced that the Board of Directors authorized a repurchase of up to 4 million shares (post split) of its outstanding common stock. The Corporation purchased 3,819,420 shares in a "modified Dutch Auction" which reduced equity by $50.1 million for the cost of the shares. The Corporation also purchased an additional 102,248 treasury shares in open market transactions which reduced equity by $1.3 million. Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity capital by $1.5 million.

Dividends declared decreased equity by $30.9 million during 1999, an increase over dividends for the 1998 period as the dividend rate was increased. The retained net income of $22.2 million remained in permanent capital to fund future growth and expansion. Long-term debt payments and fair value adjustments to unearned ESOP shares increased equity capital by $1.9 million. The market value adjustment to securities available for sale decreased equity by $42.5 million. Amounts paid to fund the discount on reinvested dividends reduced equity by $358 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Capital Resources (Continued)

A capital base can be considered adequate when it enables the Corporation to intermediate funds responsibly and provide related services while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber. In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets. See NOTE 22 for an analysis of regulatory capital guidelines and the Corporation's capital ratios relative to these measurement standards.

Year 2000 Analysis

The Corporation began evaluating the size and complexity of the year 2000 issue during 1995. Project teams were established to identify and prioritize critical systems and processes affected by the year 2000 date change. By fully dedicating numerous technical staff from Commonwealth Systems Corporation, the Corporation's data processing subsidiary and utilizing additional staff from various functional areas, multiple computer systems were addressed concurrently. All mission critical systems operated as expected when the date changed to January 1, 2000. The Corporation's greatest asset in successfully dealing with the year 2000 issue was its dedicated staff.

The Corporation utilized internal resources to evaluate, reprogram and test software and hardware for year 2000 issues to the extent possible. Salary and benefit costs related to year 2000 activities were expensed as incurred. External year 2000 expenditures included amounts for capitalized hardware and software which will be amortized over three years for software and five years for hardware. In most cases, the new software and hardware offer additional benefits in processing capability or efficiencies gained from modernization in addition to achieving year 2000 compliance. Mainframe software and hardware replaced will result in enhancements or features of potential benefit in serving banking customers or processing financial transactions. Year 2000 expenditures which were expensed as incurred during the past three years included the cost of leased off-site testing of mainframe systems, outside professionals utilized for independent verification, travel and lodging during off-site testing and vendor testing. Cash outlays were funded through operating cash flows.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis

Year 2000 Analysis (Continued)

The following table summarizes year 2000 expenditures during 1999, 1998 and 1997.

                                             (Dollar Amounts in Thousands)
                                            12 Months  12 Months   12 Months
                                              Ended      Ended       Ended
                                            12/31/99   12/31/98    12/31/97

Capitalized hardware and software             $  152     $  250       $106
Non-employee expenses including testing           87        152         20
Employee related costs                           793      1,003        163
  Subtotal                                     1,032      1,405        289
Capitalized hardware and software replaced
 without acceleration due to year 2000           723      2,043         70
 Total expenditures                           $1,755     $3,448       $359

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollar Amounts in Thousands)

                                                     December 31,
                                                  1999           1998

Assets
  Cash and due from banks.....................$   92,673     $   96,615
  Interest-bearing bank deposits..............     1,218          1,914
  Federal funds sold..........................     8,700          1,000
  Securities available for sale, at market.... 1,144,042      1,042,636
  Securities held to maturity, at cost, (market
   value $435,000 in 1999 and $486,185 in 1998)  448,347        482,696

  Loans....................................... 2,503,687      2,382,229
    Unearned income...........................    (3,628)        (7,379)
    Allowance for credit losses...............   (33,539)       (32,304)
         Net loans............................ 2,466,520      2,342,546

  Property and equipment......................    40,917         41,929
  Other real estate owned.....................     1,707          2,370
  Other assets................................   136,722         85,083
         Total assets.........................$4,340,846     $4,096,789

Liabilities
  Deposits (All Domestic):
    Noninterest-bearing.......................$  251,404     $  264,082
    Interest-bearing.......................... 2,697,425      2,667,049
         Total deposits....................... 2,948,829      2,931,131

  Short-term borrowings.......................   424,827        140,547
  Other liabilities...........................    42,152         38,856

  Company obligated mandatorily redeemable
    capital securities of subsidiary trust....    35,000            -0-
  Other long-term debt........................   603,355        630,850

         Total long-term debt................    638,355        630,850
         Total liabilities.................... 4,054,163      3,741,384

Shareholders' Equity
  Preferred stock, $1 par value per
    share, 3,000,000 shares authorized,
    none issued...............................       -0-            -0-
  Common stock, $1 par value per share,
    100,000,000 shares authorized, 62,525,412
    shares issued and 58,142,848 shares
    outstanding in 1999; 62,525,412 shares
    issued and 61,875,946 shares outstanding
    in 1998...................................    62,525         62,525
  Additional paid-in capital..................    68,330         68,978
  Retained earnings...........................   257,773        235,623
  Accumulated other comprehensive income......   (40,304)         2,199
  Treasury stock (4,382,564 and 649,466 shares
    at December 31, 1999 and 1998, respectively
    at cost)..................................   (55,448)        (5,913)
  Unearned ESOP shares........................    (6,193)        (8,007)
         Total shareholders' equity...........   286,683        355,405
               Total liabilities and
                shareholders' equity..........$4,340,846     $4,096,789

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
(Dollar Amounts in Thousands, except per share data)

                                                           Years Ended December 31,
                                                      1999             1998             1997
Interest Income
  Interest and fees on loans...................    $196,428         $203,093         $198,357
  Interest and dividends on investments:
    Taxable interest...........................      88,266           69,467           49,246
    Interest exempt from Federal income taxes..       9,479            6,600            4,869
    Dividends..................................       3,108            2,138            1,375
  Interest on Federal funds sold...............         105            1,893              689
  Interest on bank deposits....................         121              230              236
      Total interest income....................     297,507          283,421          254,772

Interest Expense
  Interest on deposits.........................     103,331          113,960          112,600
  Interest on short-term borrowings............      13,832           10,214            8,108
  Interest on mandatorily redeemable capital
    securities of subsidiary trust.............       1,007              -0-              -0-
  Interest on other long-term debt.............      34,483           24,108            3,719
      Total interest on long-term debt.........      35,490           24,108            3,719
      Total interest expense...................     152,653          148,282          124,427

Net interest income............................     144,854          135,139          130,345
Provision for credit losses....................       9,450           15,049           10,152

Net interest income after provision for
  credit losses................................     135,404          120,090          120,193

Other Income
  Securities gains.............................         565            1,457            6,825
  Trust income.................................       5,525            5,251            4,421
  Service charges on deposits..................       9,255            8,274            8,432
  Gain on sale of loans........................       4,996            1,630              207
  Other income.................................      10,512            9,726            5,656
      Total other income.......................      30,853           26,338           25,541

Other Expenses
  Salaries and employee benefits...............      49,806           48,710           47,074
  Net occupancy expense........................       6,537            6,750            7,063
  Furniture and equipment expense..............       5,991            6,105            6,165
  Data processing expense......................       3,213            3,101            3,049
  Pennsylvania shares tax expense..............       3,477            3,152            2,951
  Merger and related charges...................         -0-            7,915              -0-
  Other operating expenses.....................      24,591           24,468           22,555
      Total other expenses.....................      93,615          100,201           88,857

Income before income taxes and extra-
 ordinary items................................      72,642           46,227           56,877
Applicable income taxes........................      19,612           12,229           17,338

Net income before extraordinary items..........      53,030           33,998           39,539
 Extraordinary items (less applicable income
  taxes of $336)...............................         -0-             (624)             -0-
Net Income.....................................     $53,030          $33,374          $39,539

Average Shares Outstanding (a).................  60,333,092       61,333,572       61,671,898
Average Shares Outstanding Assuming Dilution (a) 60,569,322       61,666,026       61,845,674

Earnings per common share: (a)
  Net income before extraordinary items........       $0.88           $ 0.55            $0.64
  Extraordinary items..........................       $0.00           $(0.01)           $0.00
  Net income...................................       $0.88           $ 0.54            $0.64

Earnings per common share assuming dilution: (a)
  Net income before extraordinary items........       $0.88           $ 0.55            $0.64
  Extraordinary items..........................       $0.00           $(0.01)           $0.00
  Net income...................................       $0.88           $ 0.54            $0.64

(a) Share amounts have been restated to reflect the two-for-one stock split effected in the form of a 100%
stock dividend declared on October 19, 1999.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)

                                                                            Accumulated
                                                     Additional                Other                 Unearned      Total
                                            Common    Paid-in    Retained  Comprehensive  Treasury     ESOP    Shareholders'
                                             Stock    Capital    Earnings     Income       Stock      Shares       Equity
Balance at December 31, 1996.............   $63,322    $75,491   $210,843     $1,429      $(6,089)   $(3,474)    $341,522
Comprehensive income
  Net income.............................       -0-        -0-     39,539        -0-          -0-        -0-       39,539
  Other comprehensive income, net of tax:
   Unrealized holding gains on securities
    arising during the period............       -0-        -0-        -0-      5,159          -0-        -0-        5,159
    Less:  reclassification adjustment
     for gains on securities included
      in net income......................       -0-        -0-        -0-     (4,432)         -0-        -0-       (4,432)

  Total other comprehensive income.......       -0-        -0-        -0-        727          -0-        -0-          727
 Total comprehensive income..............       -0-        -0-     39,539        727          -0-        -0-       40,266

Cash dividends declared..................       -0-        -0-    (22,152)       -0-          -0-        -0-      (22,152)
Decrease in unearned ESOP shares.........       -0-        171        -0-        -0-          -0-      1,038        1,209
Discount on dividend reinvestment plan
 purchases...............................       -0-       (630)       -0-        -0-          -0-        -0-         (630)
Treasury stock acquired..................       -0-        -0-        -0-        -0-       (5,908)       -0-       (5,908)
Treasury stock reissued..................       -0-        (34)       -0-        -0-           50        -0-           16

Balance at December 31, 1997.............    63,322     74,998    228,230      2,156      (11,947)    (2,436)     354,323

Comprehensive income
  Net income.............................       -0-        -0-     33,374        -0-          -0-        -0-       33,374
  Other comprehensive income, net of tax:
   Unrealized holding gains on securities
   arising during the period.............       -0-        -0-        -0-        971          -0-        -0-          971
  Less:  reclassification adjustment
   for gains on securities included
   in net income.........................       -0-        -0-        -0-       (928)         -0-        -0-         (928)

  Total other comprehensive income.......       -0-        -0-        -0-         43          -0-        -0-           43
 Total comprehensive income..............       -0-        -0-     33,374         43          -0-        -0-       33,417

Cash dividends declared..................       -0-        -0-    (25,981)       -0-          -0-        -0-      (25,981)
Net increase in unearned ESOP shares.....       -0-        158        -0-        -0-          -0-     (5,571)      (5,413)
Discount on dividend reinvestment plan
 purchases...............................       -0-     (1,016)       -0-        -0-          -0-        -0-       (1,016)
Treasury stock acquired..................       -0-        -0-        -0-        -0-       (2,123)       -0-       (2,123)
Treasury stock reissued..................       -0-        (38)       -0-        -0-        2,255        -0-        2,217
Treasury stock cancelled in merger.......      (795)    (5,107)       -0-        -0-        5,902        -0-          -0-
Cash issued for partial shares in merger.        (2)       (17)       -0-        -0-          -0-        -0-          (19)

Balance at December 31, 1998.............    62,525     68,978    235,623      2,199       (5,913)    (8,007)     355,405

Comprehensive income
  Net income.............................       -0-        -0-     53,030        -0-          -0-        -0-       53,030
  Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities arising during the period..       -0-        -0-        -0-     (42,137)        -0-        -0-      (42,137)
  Less:  reclassification adjustment
   for gains on securities included
   in net income.........................       -0-        -0-        -0-       (366)         -0-        -0-         (366)

  Total other comprehensive income.......       -0-        -0-        -0-     (42,503)        -0-        -0-      (42,503)
 Total comprehensive income..............       -0-        -0-     53,030     (42,503)        -0-        -0-       10,527

Cash dividends declared..................       -0-        -0-    (30,880)       -0-          -0-        -0-      (30,880)
Decrease in unearned ESOP shares.........       -0-         53        -0-        -0-          -0-      1,814        1,867
Discount on dividend reinvestment plan
 purchases...............................       -0-       (358)       -0-        -0-          -0-        -0-         (358)
Treasury stock acquired..................       -0-        -0-        -0-        -0-      (51,331)       -0-      (51,331)
Treasury stock reissued..................       -0-       (343)       -0-        -0-        1,796        -0-        1,453

Balance at December 31, 1999.............   $62,525    $68,330   $257,773   $(40,304)    $(55,448)   $(6,193)    $286,683

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

                                                                        Years Ended December 31,
                                                                1999             1998             1997
Operating Activities
  Net income............................................      $ 53,030         $ 33,374         $ 39,539
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for credit losses........................         9,450           15,049           10,152
     Depreciation and amortization......................         7,735            7,914            7,033
     Net gains on sales of assets.......................        (5,192)          (3,829)          (7,148)
     Income from increase in cash surrender value of
       bank owned life insurance........................        (2,126)          (1,365)            (204)
     Increase in interest receivable....................          (773)          (4,011)          (8,241)
     Increase in interest payable.......................         1,815            1,159            2,842
     Increase (decrease) in income taxes payable........           445             (584)            (451)
     Change in deferred taxes...........................           287           (1,404)           1,327
     Other - net........................................       (11,922)           6,567            3,621

        Net cash provided by operating activities.......        52,749           52,870           48,470

Investing Activities
  Transactions with securities held to maturity:
     Sales..............................................           -0-              -0-              -0-
     Maturities and redemptions.........................       127,566          211,948          137,124
     Purchases of investment securities.................       (93,151)        (184,668)        (125,078)
  Transactions with securities available for sale:
     Sales..............................................        39,282          171,891           50,049
     Maturities and redemptions.........................       193,605          184,508           87,936
     Purchases of investment securities.................      (398,933)        (891,718)        (256,444)
  Proceeds from sales of loans and other assets.........        99,692          104,609           22,772
  Sale of subsidiary....................................        (2,431)             -0-              -0-
  Investment in bank owned life insurance...............       (20,000)             -0-          (25,000)
  Net decrease (increase) in time deposits with banks...           689            3,127             (759)
  Net increase in loans.................................      (227,347)         (50,580)        (232,881)
  Purchases of premises and equipment...................        (5,197)          (7,702)          (6,141)

        Net cash used by investing activities...........      (286,225)        (458,585)        (348,422)

Financing Activities
  Proceeds from issuance of other long-term debt........        25,000          469,800          204,842
  Repayments of other long-term debt....................       (50,319)         (37,576)         (63,487)
  Proceeds from issuance of company obligated
    mandatorily redeemable capital securities of
    subsidiary trust....................................        35,000              -0-              -0-
  Discount on dividend reinvestment plan purchases......          (358)          (1,016)            (630)
  Dividends paid........................................       (27,825)         (25,746)         (21,739)
  Net increase (decrease) in Federal funds purchased....       (45,025)         (60,675)          53,675
  Net increase (decrease) in other short-term borrowings       329,306           (2,228)          (7,417)
  Sale of branch and deposits, net of cash received.....           -0-           (8,612)             -0-
  Acquisition of treasury stock.........................       (51,331)          (2,123)          (5,908)
  Reissuance of treasury stock..........................         1,453            2,217               16
  Net increase in deposits..............................        21,333           56,909          128,253

        Net cash provided by financing activities.......       237,234          390,950          287,605

        Net increase (decrease) in cash and cash
          equivalents...................................         3,758          (14,765)         (12,347)

Cash and cash equivalents at January 1..................        97,615          112,380          124,727

Cash and cash equivalents at December 31................      $101,373         $ 97,615         $112,380

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997

NOTE 1--Statement of Accounting Policies

General

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation and its subsidiaries (the "Corporation") contained in this report.

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

Through its subsidiaries which include two commercial banks, a nondepository trust company, and insurance agency, the Corporation provides a full range of loan, deposit, trust and insurance services primarily to individuals and small to middle-market businesses in seventeen counties in central and western Pennsylvania. Under current conditions, the Corporation is reporting one business segment.

The Corporation and subsidiaries are subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine the Corporation and its subsidiaries for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

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

The Corporation has securities classified as either held-to-maturity or available-for-sale. The Corporation does not engage in trading activities. Net gain or loss on the sale of securities is determined by using the specific identification method.

In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") which is effective for the first quarter of years beginning after June 15, 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997

NOTE 1--Statement of Accounting Policies (Continued)

Securities (Continued)

Management's preliminary analysis is that adoption of FAS No. 133 should not have a material impact on the Corporation's financial condition or results of operations.

Effective January 1, 1999, the Corporation adopted the FASB Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS No. 134"). FAS No. 134 amends FAS No. 65 "Accounting for Certain Mortgage Banking Activities". FAS No. 65 required that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities as trading securities while FAS No. 134 requires the resulting mortgage-backed securities or other retained interests be classified based on the entity's ability and intent to sell or hold those investments. On the date FAS No. 134 is initially applied, an enterprise may reclassify mortgage backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The Corporation currently holds no mortgage backed securities or other beneficial interests retained after the securitization of mortgage loans held for sale. The adoption of FAS No. 134 did not have a material impact on the Corporation's financial condition or results of operations.

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

Mortgage Servicing Rights

When the Corporation purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the Corporation measures the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination. When the Corporation does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the Corporation allocates the amortized cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without mortgage servicing rights) based on their relative fair values at the date of sale. The amount capitalized as the right to service mortgage loans is recognized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Mortgage Servicing Rights (Continued)

income (servicing revenue in excess of servicing cost). Mortgage servicing rights are periodically evaluated for impairment based on fair values.

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

Allowance for Credit Losses

The allowance for credit losses represents management's estimate of an amount adequate to provide for losses which may be incurred on loans currently held. Management determines the adequacy of the allowance based on historical patterns of loan charge-offs and recoveries, the relationship of the allowance to outstanding loans, industry experience, current economic trends and other factors relevant to the collectibility of loans currently in the portfolio.

Bank-Owned Life Insurance

In January 1999 and November 1997, the Corporation purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Premiums of $20,000 and $25,000 are shown in the Consolidated Statements of Cash Flows for 1999 and 1997, respectively. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in "other assets" on the Consolidated Balance Sheets.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

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

Comprehensive Income Disclosures

For all periods presented, "other comprehensive income" (comprehensive income excluding net income) includes only one component, which is the change in unrealized holding gains and losses on available for sale securities. The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity:

                                               December 31, 1999          December 31, 1998         December 31, 1997
                                                       Tax    Net of              Tax    Net of             Tax    Net of
                                           Pre-tax  (Expense)  Tax    Pre-tax  (Expense)  Tax   Pre-tax  (Expense)  Tax
                                           Amount    Benefit  Amount  Amount    Benefit  Amount Amount    Benefit  Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
 arising during the period                $(64,826)  $22,689 $(42,137) $1,495   $(524)   $971   $7,936  $(2,777)  $5,159
 Less:  reclassification adjustment for
  gains realized in net income                (563)      197     (366) (1,428)    500    (928)  (6,819)   2,387   (4,432)
 Net unrealized gains (losses)             (65,389)   22,886  (42,503)     67     (24)     43    1,117     (390)     727
Other comprehensive income                $(65,389)  $22,886 $(42,503) $   67   $ (24)   $ 43   $1,117   $ (390)  $  727

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Cash Flow Statement

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

Supplemental Disclosures
                                1999            1998            1997

Cash paid during the year for:

  Interest                      $150,839        $147,123        $121,600
  Income taxes                  $ 18,832        $ 14,200        $ 16,685

Noncash investing and financing activities:

ESOP borrowings               $    -0-        $  6,000        $    -0-
ESOP loan reductions          $  1,814        $    429        $  1,038

Loans transferred to
 other real estate owned
 and repossessed assets       $  4,936        $  6,624        $  7,314

Gross increase (decrease)
 in market value adjustment
 to securities available for
 sale                         $(65,390)       $     67        $  1,117

Stock Split

On October 19, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business November 4, 1999 received one additional share for each share held. The additional shares were distributed on November 18, 1999. Pursuant to the foregoing stock split an additional 31,262,706 common shares were issued, and the sum of $31,263 ($1 per share) was transferred to the Corporation's common stock account, and such amount was charged against the Corporation's additional paid-in capital account. Common stock, additional paid-in capital, and share data for all periods presented have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders less unallocated ESOP shares by the weighted-average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented the dilutive effect on average shares outstanding is the result of compensatory stock options outstanding.

Employee Stock Ownership Plan

Accounting treatment for the Corporation's Employee Stock Ownership Plan ("ESOP") described in NOTE 18 follows Statement of Position 93-6 ("SOP 93-6") "Employers Accounting for Employee Stock Ownership Plans" for ESOP shares acquired after December 31, 1992 (new shares). The Corporation has elected, as permitted under SOP 93-6, not to adopt this statement for ESOP shares acquired on or before December 31, 1992 (old shares).

ESOP shares purchased subject to debt guaranteed by the Corporation are recorded as a reduction of common shareholders' equity by charging unearned ESOP shares. As shares are committed to be released to the ESOP trust for allocation to plan participants, unearned ESOP shares is credited for the average cost of the shares to the ESOP. Compensation cost recognized for new shares in accordance with the provisions of SOP 93-6 is based upon the fair market value of the shares committed to be released. Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP. Compensation cost recognized for old shares committed to be released is recorded at the cost of those shares to the ESOP.

Dividends on both old and new unallocated ESOP shares are used for debt service and are reported as a reduction of debt and accrued interest payable. Dividends on allocated ESOP shares are charged to retained earnings and allocated to the plan participants' accounts. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

Employee Stock Option Plan

FASB Statement No. 123 "Accounting for Stock Based Compensation" ("FAS No. 123") defines a method of measuring stock based compensation, such as stock options granted, at an estimated fair value. FAS No. 123 also permits the continued measurement of stock based compensation under provisions of the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

As permitted under FAS No. 123, the Corporation has elected to use the intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 was implemented (see NOTE 19).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 2--Sale of Subsidiary

Effective April 1, 1999, the Corporation sold all of the outstanding common stock of BSI Financial Services Inc. ("BSI"), a wholly-owned subsidiary of the Corporation, to a bank headquartered in Richmond, Indiana. Cash proceeds in the amount of $1,709 were received, resulting in a loss on sale of $202 which has been reflected in the financial statements. BSI provided mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks and unaffiliated organizations. Services performed by BSI for the subsidiary banks have been transferred to the subsidiary banks or other nonbank subsidiaries of the Corporation.

NOTE 3--Business Combination

Effective December 31, 1998, the Corporation acquired all of the outstanding shares of Southwest National Corporation ("Southwest"), a Pennsylvania-chartered bank holding company headquartered in Greensburg, Pennsylvania. Each of the 3,043,738 outstanding shares of Southwest National Corporation were exchanged for 5.8 shares of the Corporation's common stock. The aggregate number of shares issued by the Corporation, excluding partial
shares was 17,652,156.   Related share amounts have been restated for the
stock split described in NOTE 1. The merger was accounted for as a pooling of interests, and accordingly, all financial statements were restated as though the merger had occurred at the beginning of the earliest period presented.

NOTE 4--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction
accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained
in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. The subsidiary banks maintained with the Federal Reserve Bank average balances of $3,807 during 1999 and $18,561 during 1998.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 5--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 1999 and 1998:

                                                       1999                                       1998

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities     $    4,970    $ -0-    $    (27)  $    4,943 $   29,961  $  400    $   -0-   $   30,361

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities    781,690      104     (38,777)     743,017    715,882   2,342     (1,167)     717,057

  Other                         123,436      -0-      (4,068)     119,368    176,571   1,149       (152)     177,568

Obligations of States and
  Political Subdivisions         75,348      210      (5,940)      69,618     36,225     744       (185)      36,784

Debt Securities Issued
 by Foreign Governments             430      -0-         -0-          430        460     -0-        -0-          460

Corporate Securities             70,252       11      (5,812)      64,451      1,099     -0-         (7)       1,092

Other Mortgage Backed
  Securities                     85,521      -0-      (4,413)      81,108     34,169      61       (552)      33,678
     Total Debt Securities    1,141,647      325     (59,037)   1,082,935    994,367   4,696     (2,063)     997,000

Equities                         64,330        3      (3,226)      61,107     44,749     887        -0-       45,636
     Total Securities
       Available for Sale    $1,205,977     $328    $(62,263)  $1,144,042 $1,039,116  $5,583    $(2,063)  $1,042,636

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from less than one year to 30 years and have an anticipated average life to maturity ranging from less than one year to 21 years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits. At December 31, 1999 and 1998, the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 5--Securities Available For Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                       Approximate
                                        Amortized         Fair
                                           Cost           Value

Due within 1 year                       $    4,962      $    4,969
Due after 1 but within 5 years             152,005         147,816
Due after 5 but within 10 years             15,585          15,106
Due after 10 years                         101,884          90,919
                                           274,436         258,810
Mortgage Backed Securities                 867,211         824,125
     Total Debt Securities              $1,141,647      $1,082,935

Proceeds from the sales of securities available for sale were $39,282, $171,891 and $50,049 during 1999, 1998 and 1997 respectively. Gross gains of $541, $2,817 and $6,833 and gross losses of $0, $1,284 and $14 were realized on those sales during 1999, 1998 and 1997 respectively.

Securities available for sale with an approximate fair value of $463,004 and $179,943 were pledged at December 31, 1999 and 1998, respectively to secure public deposits and for other purposes required or permitted by law.

NOTE 6--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31, 1999 and 1998:

                                                       1999                                       1998

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities   $183,926    $ 60     $ (4,231)   $179,755   $224,312    $  655    $  (429)  $224,538

  Other                         104,790     -0-       (2,436)    102,354    105,785     1,296        (92)   106,989

Obligations of States and
  Political Subdivisions        134,770     176       (6,204)    128,742    140,513     2,556       (512)   142,557

Debt Securities Issued by
  Foreign Governments               358     -0-          -0-         358        358       -0-        -0-        358

Corporate Securities             22,212     -0-         (711)     21,501      5,249        10        -0-      5,259

Other Mortgage Backed
  Securities                      2,291     -0-           (1)      2,290      6,479         5        -0-      6,484

Total Securities Held to
  Maturity                     $448,347    $236     $(13,583)   $435,000   $482,696    $4,522    $(1,033)  $486,185

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

Note 6--Securities Held to Maturity (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
                                                      Approximate
                                        Amortized        Fair
                                          Cost           Value

Due within 1 year                       $  3,941       $  3,941
Due after 1 but within 5 years           133,853        131,225
Due after 5 but within 10 years           46,643         45,849
Due after 10 years                        77,693         71,940
                                         262,130        252,955
Mortgage Backed Securities               186,217        182,045
     Total Debt Securities              $448,347       $435,000

There were no sales of securities held to maturity in 1999, 1998 or 1997.

Securities held to maturity with an amortized cost of $282,388 and $277,345 were pledged at December 31, 1999 and 1998, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 7--Loans (all domestic)

Loans at year end were divided among these general categories:

                                                December 31,
                                            1999           1998
Commercial, financial,
  agricultural and other                 $  417,300     $  377,733
Real estate loans:
     Construction and land
       development                           41,734         33,097
     1-4 Family dwellings                   980,506      1,009,903
     Other real estate loans                495,789        387,166
Loans to individuals for household,
  family and other personal
  expenditures                              502,465        517,907
Leases, net of unearned income               65,893         56,423
          Subtotal                        2,503,687      2,382,229
Unearned income                              (3,628)        (7,379)
          Total loans and leases         $2,500,059     $2,374,850

Most of the Corporation's business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 1999 and 1998, there were no significant concentrations of credit.

NOTE 8--Allowance for Credit Losses

Description of changes:
                                        1999       1998       1997

Allowance at January 1                $32,304    $25,932    $25,234
Additions:
     Recoveries of previously
       charged off loans                1,381      1,950      1,524
     Provision charged to operating
       expense                          9,450     15,049     10,152
Deductions:
     Loans charged off                  9,596     10,627     10,978
Allowance at December 31              $33,539    $32,304    $25,932

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 8--Allowance for Credit Losses (Continued)

Relationship to impaired loans:
                                               1999         1998
Recorded investment in impaired loans
 at end of period                            $12,827      $ 9,741
Average balance of impaired loans for
 the year                                    $10,808      $10,756
Allowance for credit losses related
 to impaired loans                           $ 3,082      $ 1,593
Impaired loans with an allocation
 of the allowance for credit losses          $ 7,471      $ 4,530
Impaired loans with no allocation
 of the allowance for credit losses          $ 5,356      $ 5,211
Income recorded on impaired loans
 on a cash basis                             $   458      $   286

NOTE 9--Financial Instruments with Off-Balance-Sheet Risk

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

As of December 31, 1999 and 1998, the Corporation did not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the notional amount of those instruments at December 31, 1999 and 1998.
                                                1999         1998

Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit               $421,871     $481,354
   Standby letters of credit                  $ 39,847     $ 38,456
   Commercial letters of credit               $    514     $    -0-

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 9--Financial Instruments with Off-Balance-Sheet Risk (Continued)

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

NOTE 10--Premises and Equipment

Premises and equipment are described as follows:

                                  Estimated
                                 Useful Life        1999           1998

Land                             Indefinite       $ 5,425        $ 5,481
Buildings and improvements       5 - 50 Years      44,582         44,368
Leasehold improvements           5 - 39 Years       9,930          9,725
Furniture and equipment          3 - 25 Years      46,177         44,124
          Subtotal                                106,114        103,698
Less accumulated depreciation
  and amortization                                 65,197         61,769

          Total premises and
            equipment                             $40,917        $41,929

Depreciation and amortization related to premises and equipment was $5,160 in 1999, $5,669 and $5,171 in 1998 and 1997, respectively.

NOTE 11--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

                                        1999         1998

NOW and Super NOW accounts           $   98,545   $  107,947
Savings and MMDA accounts             1,073,789    1,078,534
Time deposits                         1,525,091    1,480,568
   Total interest-bearing deposits   $2,697,425   $2,667,049

Interest-bearing deposits at December 31, 1999 and 1998, include reallocations from demand deposits of $97,883 and $94,588 and reallocations from NOW and Super NOW accounts of $294,943 and $272,320 respectively into Savings and MMDA accounts. These reallocations are based on a formula approved by the regulatory authorities and have been made to reduce the Corporation's reserve requirement.

Included in time deposits at December 31, 1999 and 1998, were certificates of deposit in denominations of $100 or more of $358,261 and $299,412 respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $18,103 in 1999, $16,921 in 1998, and $17,574 in 1997.

Included in time deposits at December 31, 1999, were certificates of deposit with the following scheduled maturities:

2000                                 $  799,072
2001                                    293,846
2002                                    340,042
2003                                     45,619
2004 and thereafter                      44,007
                                     $1,522,586

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 12--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

                                 1999                         1998
                      Ending   Average  Average    Ending   Average  Average
                      Balance  Balance    Rate     Balance  Balance    Rate
Federal funds
  purchased          $  2,950 $ 94,161   5.22%    $ 47,975 $ 72,511   5.68%
Borrowings from
  FHLB                100,000   49,037   5.21%         -0-   18,336   5.73%
Securities sold
  under agreements
  to repurchase       262,301  124,904   4.66%      84,228   90,383   4.76%
Treasury, tax and
  loan note option     59,576   11,167   4.81%       8,344   14,104   5.24%

          Total      $424,827 $279,269   4.95%    $140,547 $195,334   5.23%

Maximum total at
 any month-end       $424,960                     $278,247

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

                                            1999    1998     1997
Federal funds purchased                   $ 4,913  $ 4,119  $3,466
Borrowings from FHLB                        2,557    1,051     274
Securities sold under agreements to
  repurchase                                5,825    4,305   3,772
Treasury, tax and loan note option            537      739     596
          Total interest on
            short-term borrowings         $13,832  $10,214  $8,108

NOTE 13--Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

The Corporation established First Commonwealth Capital Trust I ("the Trust"), a Delaware business trust and the Trust issued 35,000 capital securities (liquidation amount of $35 million) during September 1999, through a private offering to qualified investors. Additionally, the Trust issued common securities to the Corporation. The Trust used the proceeds from the sale to buy a series of 9.50% junior subordinated deferrable interest debentures due 2029 from the Corporation with the same economic terms as the capital securities. The Trust will distribute the cash payments it receives from the Corporation on the debentures to the holders of the capital securities and the common securities.

The original series A capital securities and series A junior subordinated deferrable interest debentures have since been exchanged for registered series B capital securities and registered series B junior subordinated deferrable interest debentures having the same economic terms as the original series A securities.

The Trust will redeem all of the outstanding capital securities when the debentures are paid at maturity on September 1, 2029. Subject to receiving prior approval of the Board of Governors of the Federal Reserve System the Corporation may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.750% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on or after September 1, 2019, plus accrued and unpaid interest to the date of redemption. The Corporation may

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 13--Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust (Continued)

also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax and bank regulatory events, subject to receiving prior approval of the Board of Governors of the Federal Reserve System. If the Corporation redeems any debentures before their maturity, the Trust will use the cash it receives on the redemption of the debentures to redeem, on a pro rata basis, capital securities and common securities having an aggregate liquidation amount equal to the aggregate principal amount of the debentures redeemed.

The net proceeds (after deduction of offering expenses and the initial purchaser's commission) from the sale of the debentures to the Trust were approximately $34.2 million. The Corporation used the net proceeds from the issuance of the debentures to partially finance the purchase of 3,819,420 shares of its outstanding common stock (approximately 6.5% of its outstanding shares of common stock) pursuant to a "modified Dutch Auction" tender offer. Unamortized deferred issuance costs associated with the capital securities amounted to $909 as of December 31, 1999 and are being amortized on a straight-line basis over the term of the capital securities. The outstanding balance of the capital securities are included as a separate component of long-term debt on the Consolidated Balance Sheets while interest on the capital securities is included as a separate component of interest expense on the Consolidated Statements of Income. The amortization of the deferred issuance costs is included in interest expense from the capital securities on the Consolidated Statements of Income.

NOTE 14--Other Long-term Debt

Long-term debt at December 31, follows:

                                                      1999                      1998

                                              Amount         Rate       Amount         Rate
ESOP loan due December, 2005                 $ 6,193    Libor +1%       $8,007    Libor +1%
Bank loan due July, 2003                      16,000    FF + 1.25%           0
Borrowings from FHLB due:
   February, 2000                             25,000        4.72%       25,000        4.72%
   July, 2000                                 25,000        4.72%       25,000        4.72%
   August, 2002                                  -0-                    25,000        5.36%
   November, 2002                             50,000        5.82%       50,000        5.82%
   November, 2002                                -0-                    25,000        5.33%
   December, 2002                             50,000        5.71%       50,000        5.71%
   February, 2008                            100,000        5.45%      100,000        5.45%
   February, 2008                            100,000        5.48%      100,000        5.48%
   May, 2008                                  55,000        5.67%       55,000        5.67%
   May, 2008                                  45,000        5.67%       45,000        5.67%
   November, 2008                             50,000        5.03%       50,000        5.03%
   December, 2008                             65,000        4.96%       65,000        4.96%
   December, 2017                              7,264        6.17%        7,476        6.17%
   June, 2019                                  8,898        5.72%          -0-
Mortgage loan due July, 2012                     -0-                       177        2.00%
Mortgage loan due January, 2013                  -0-                       190        4.50%
                                            $603,355                  $630,850

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the preceding advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Balance Sheets are excluded from NOTE 14, but are described in NOTE 13.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands, except per share data)

NOTE 14--Other Long-term Debt (Continued)

In October 1999, the parent company entered into an agreement with an unrelated financial institution which enabled the parent company to borrow up to $20,000 through October 2000. As of December 31, 1999, $16,000 was outstanding and $4,000 remained available on this line of credit. At the option of the lender this commitment could be extended for an additional year. Loan terms require payments of eleven quarterly installments equal to one-sixteenth of the outstanding principal amount as of the commitment expiration date plus a balloon payment for the remaining outstanding balance to be paid at maturity. The maturity date of the loan is the third anniversary of the commitment expiration date. Interest on advances taken is accrued at either the daily Federal funds rate plus 1.25%, Euro-rate plus 1.25%, the lender's as-offered rate or prime rate. The parent company may elect the interest rate method to be applied for each advance.

Scheduled loan payments for other long-term debt are summarized below:

                 2000     2001     2002     2003    2004   Thereafter

Loan payments   $52,051  $5,670  $105,611  $8,634  $1,465   $429,924

During 1998, the Corporation incurred a cost of $960 for the prepayment of FHLB term borrowings with original maturities scheduled for 2007. This amount was recorded on the Consolidated Statements of Income as an extraordinary item, net of $336 of applicable income taxes.

NOTE 15--Common Share Commitments

At December 31, 1999, the Corporation had 100,000,000 common shares authorized and 62,525,412 shares outstanding. Outstanding shares were reduced by 4,382,564 shares of treasury stock at December 31, 1999 and 649,466 shares at December 31, 1998. The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 18. The dilutive effect of stock options outstanding on average shares outstanding in the diluted earnings per share reported on the income statement were 236,230, 332,454 and 173,776 shares at December 31, 1999, 1998 and 1997 respectively.

During 1999, 3,921,668 shares of treasury stock were acquired at an average price of $13.09. During 1998, 86,800 shares of treasury stock were acquired at an average price of $12.22 and reissued to the leveraged ESOP. Treasury shares consisting of 188,570 and 131,138 were reissued during 1999 and 1998 upon exercise of stock options.

NOTE 16--Income Taxes

The income tax provision consists of:
                                       1999      1998      1997

Current tax provision for income
  exclusive of securities
  transactions:
    Federal                           $19,111   $13,097   $13,384
    State                                  16       (11)      238
Securities transactions                   198       547     2,389
       Total current tax
              provision                19,325    13,633    16,011

Deferred tax provision (benefit)          287    (1,404)    1,327
       Total tax provision            $19,612   $12,229   $17,338

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands, except per share data)

NOTE 16--Income Taxes (Continued)

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 1999 and 1998, were as follows:
                                            1999         1998

Deferred tax assets:
  Allowance for credit losses              $11,641     $11,132
  Postretirement benefits other than
    pensions                                   985         973
  Accumulated depreciation                     242         278
  Unrealized loss on securities
    available for sale                      21,702          -0-
  Other                                        827          631
    Total deferred tax assets               35,397       13,014

Deferred tax liabilities:
  Accumulated accretion of bond discount      (250)       (325)
  Unrealized gain on securities
    available for sale                         -0-      (1,184)
  Lease financing deduction                 (9,372)     (7,829)
  Loan origination fees and costs             (628)       (849)
  Basis difference in assets acquired         (892)     (1,143)
  Pension expense                             (200)       (233)
  Other                                       (262)       (257)
    Total deferred tax liabilities         (11,604)    (11,820)

Net deferred tax asset                     $23,793      $ 1,194

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes. The differences are as follows:

                                  1999            1998            1997

                                  % of            % of            % of
                                  Pretax          Pretax          Pretax
                          Amount  Income  Amount  Income  Amount  Income
Tax at statutory rate     $25,425  35.0   $16,179  35.0   $19,907  35.0
Increase (decrease)
  resulting from:
    Effect of
       nontaxable
       income              (5,247) (7.2)   (3,894) (8.4)   (2,660) (4.7)
    Merger expenses           -0-   0.0       542   1.2       -0-   0.0
    State income taxes         16   0.0       (11) (0.0)      238   0.4
    Other                    (582) (0.8)     (587) (1.3)     (147) (0.2)
        Total tax
          provision       $19,612  27.0   $12,229  26.5   $17,338  30.5

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 17--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP"). Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired 484,178 shares of the Corporation's common stock in 1998 at a corresponding cost of $6,000, which the Corporation borrowed and concurrently loaned this amount to the ESOP. This amount represents leveraged and unallocated shares, and accordingly has been recorded as long-term debt and the offset as a reduction of the common shareholders' equity. Compensation costs related to the plan were $1,555 in 1999, $1,068 in 1998 and $1,032 in 1997. (See NOTE 18).

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 10% of compensation to the plan which up to 4% is matched 100% by the employer's contribution. Prior to 1999, each participant could contribute up to 5% of compensation to the plan, which was matched by the employer's contribution equal to 80% of the employee's contribution. Employees of Southwest are covered by a 401(k) plan whereby each participant may contribute up to 10% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution. The Southwest Board of Directors may also authorize an annual discretionary contribution to the plan. The Southwest plan was not yet mergered into the Corporation's plan as of December 31, 1999. The 401(k) plan expense was $2,328 in 1999, $2,261 in 1998 and $2,415 in 1997.

Upon shareholder approval at the regular 1998 meeting the Corporation established a "Supplemental Executive Retirement Plan" ("SERP") to provide deferred compensation for a select group of management. The purpose of this plan is to restore some of the benefits lost to the highly compensated employees compared to other employees due to limits and restrictions incorporated into the Corporation's 401(k) and ESOP plans. The Corporation's 401(k) and ESOP plans include restrictions on maximum compensation, actual deferral percentage, actual contribution, maximum contribution and maximum salary reduction which are required in order to meet specific legal requirements.

Participants in the SERP may elect to contribute up to 10% of plan compensation (compensation in excess of limits of the Corporation's 401(k) and ESOP plans) into the SERP, through salary reduction. The Corporation will make an elective contribution to the SERP equal to the elective contribution of the participant. Each participant of the SERP will also receive a matching contribution equal to 100% of the employee's elective contribution up to 4%, and an additional non-elective contribution from the employer equal to 8% of plan compensation. For 1998, each participant could make an elective contribution for up to 5% of plan compensation which was matched by an employers' contribution equal to 80% of the employee's contribution.

The SERP will continue to supplement the Corporation's 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. The SERP plan expense was $153 in 1999 and $62 in 1998.

Pension Plan of Acquired Subsidiary

Southwest's noncontributory defined benefit pension plan covers all eligible employees and provides benefits that are based on each employee's years of service and compensation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 17--Retirement Plans (Continued)

Pension Plan of Acquired Subsidiary (Continued)

Net periodic pension cost of this plan for each of the last three years was as follows:

                                                1999       1998      1997

Service cost                                   $ -0-      $  365    $  327
Interest cost on projected benefit obligation    394         469       411
Actual return on plan assets                    (261)       (425)   (1,042)
Net amortization and deferral                   (153)       (179)      507
Net periodic pension cost                      $ (20)     $  230    $  203

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

                                                           1999      1998

Market value of plan assets, primarily registered
 investment companies, U.S. government and agency
 obligations and money markets                            $6,485    $7,132
Projected benefit obligation                               5,765     7,926

Plan assets (less) greater than projected benefit
 obligation                                                  720      (794)
Unrecognized net transition asset                            (92)     (123)
Unrecognized net loss (gain)                                 (56)    1,470
Prepaid pension expense recognized on the balance sheet   $  572    $  553
Actuarial present value of accumulated benefits,
 including vested benefits of $5,588 and $7,615           $5,765    $7,926

The following table sets forth the change in benefit obligation:

                                                           1999      1998

Benefit obligation at beginning of year                   $7,926    $6,794
Service cost                                                 -0-       365
Interest cost                                                394       469
Benefit payment                                             (908)     (973)
Actuarial loss (gain)                                     (1,647)    5,343
Curtailment                                                  -0-    (4,072)
Benefit obligation at end of year                         $5,765    $7,926

The following table sets forth the change in plan assets:

                                                           1999      1998

Fair value of plan assets at beginning of year            $7,132    $7,679
Return on plan assets                                        261       425
Employer contribution                                        -0-       -0-
Benefits paid                                               (908)     (972)
Fair value of plan assets at end of year                  $6,485    $7,132

Assumptions used in determining the actuarial present value of the projected benefit obligation were as follows at December 31:
                                                           1999      1998

Discount rates                                              6.0%      5.0%
Rates of increase in compensation levels                    N/A       3.5
Expected long-term rate of return on assets                 6.5       6.0

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 17--Retirement Plans (Continued)

Pension Plan of Acquired Subsidiary (Continued)

Effective December 31, 1998, participants' accrued benefit in the Southwest Bank Pension Plan was frozen. Participants became participants in the First Commonwealth Financial Corporation ESOP Plan with no lapse in credited service, and no loss of accrued benefits. The Southwest Bank Plan is expected to be terminated at some future date, with distribution made in accordance with Plan provisions and applicable regulations.

Postretirement Benefits other than Pensions for Acquired Subsidiary

Employees of Southwest were covered by a postretirement benefit plan.

Net periodic benefit cost of this plan was as follows:

                                                           1999      1998

Service cost                                              $ 13       $ 61
Interest cost on projected benefit obligation              197        259
Amortization of transition obligation                        2         55
Loss amortization                                           48         82
Net periodic benefit cost                                 $260       $457

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

                                                           1999      1998

Accumulated postretirement benefit obligation:
    Retirees                                              $2,762    $2,941
    Fully eligible active plan participants                   14       155
    Other plan participants                                  183       318
Total accumulated postretirement benefit obligation        2,959     3,414
Plan assets at fair value                                     --        --

Accumulated postretirement benefit obligation in
 excess of plan assets                                     2,959     3,414
Unrecognized transition obligation                           (21)     (610)
Unrecognized net loss                                        (56)      (23)
Accrued benefit liability recognized on the
 balance sheet                                            $2,882    $2,781

The following table sets forth the change in benefit obligation:

                                                           1999      1998

Benefit obligation at beginning of year                   $3,414    $3,805
Service cost                                                  13        61
Interest cost                                                197       259
Benefit payments                                            (225)     (193)
Actuarial loss (gain)                                       (440)      642
Curtailment                                                  -0-    (1,160)

Benefit obligation at end of year                         $2,959    $3,414

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 17--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiary
(Continued)

The discount rates used in determining the actuarial present value of the accumulated postretirement benefit obligation were 6.75% and 6.0% for 1999 and 1998 respectively. The health care cost trend rates used for 1999 were projected at an initial rate of 5.75% decreasing over time to an annual rate of 4.50% for grandfathered participants and an initial rate of 5.00% decreasing over time to an annual rate of 4.50% for non-grandfathered participants. The health care cost trend rates used for 1998 were projected at level rates of 5.75% for grandfathered participants and 5% for non-grandfathered participants. This grandfathering is related to cost sharing requirements for different groups of participants for these benefits.

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                           1-Percentage-    1-Percentage-
                                           Point Increase   Point Decrease

Effect on total of service and interest
  cost components                              $ 14              $ (12)
Effect on postretirement benefit
  obligation                                   $200              $(179)

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

The adoption of FAS No. 132 did not have a material impact on the Corporation's financial condition or results of operations.

NOTE 18--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms. The combined balances of the ESOP related loans were $6,193 at December 31, 1999 and $8,007 at December 31, 1998.

The loans have been recorded as long-term debt on the Corporation's Consolidated Balance Sheets. A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity. Unearned ESOP shares, included as a component of shareholders' equity, represents the Corporation's prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the loan is reduced. Repayment of the loans are scheduled to occur over a six year period from contributions to the ESOP by the Corporation and dividends on unallocated ESOP shares.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands, except per share data)

NOTE 18--Unearned ESOP Shares (Continued)

The following is an analysis of ESOP shares held in suspense:
(See NOTE 1 for the definition of "old" and "new shares").

                                                       Old       New
                                            Total     Shares    Shares

Shares in suspense December 31, 1997       342,502    202,398   140,104
Shares acquired during 1998                484,178        -0-   484,178
Shares allocated during 1998               (96,066)   (23,520)  (72,546)
Shares in suspense December 31, 1998       730,614    178,878   551,736
Shares allocated during 1999              (131,927)   (32,300)  (99,627)
Shares in suspense December 31, 1999       598,687    146,578   452,109

The fair market value of the new shares remaining in suspense was approximately $5,425 and $6,759 at December 31, 1999 and 1998 respectively.

Interest on ESOP loans was $460 in 1999, $255 in 1998 and $211 in 1997. During 1999, 1998 and 1997, dividends on unallocated shares in the amount of $369, $196 and $213 respectively were used for debt service while all dividends on allocated shares were allocated to the participants.

NOTE 19--Stock Option Plan

At December 31, 1999, the Corporation had a stock-based compensation plan, which is described below. All of the exercise prices and related number of shares have been restated to reflect the previously described stock split. The plan permits the executive compensation committee to grant options for up to one million shares of the Corporation's common stock through October 15, 2005. Although the vesting requirements and term of future options granted are at the discretion of the executive compensation committee, all options granted during 1997 became vested at December 31, 1997 and expire ten years from the grant date, all options granted during 1998 became vested at December 31, 1998 and expire ten years from the grant date and all options granted during 1999 became vested on December 31, 1999 and expire ten years from the grant date. The Corporation has elected, as permitted by FAS No. 123, to apply APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options outstanding. Had compensation cost for the Corporation's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                       1999                     1998                     1997

                              As Reported  Pro Forma   As Reported  Pro Forma   As Reported  Pro Forma
Net Income                      $53,030     $52,197      $33,374     $33,374      $39,539     $33,597
Basic earnings per share        $  0.88     $  0.87      $  0.54     $  0.54      $  0.64     $  0.54
Diluted earnings per share      $  0.88     $  0.86      $  0.54     $  0.54      $  0.64     $  0.54

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands, except per share data)

NOTE 19--Stock Option Plan (Continued)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:
                             1999         1998             1997

Dividend yield        4.29% per annum  3.75% per annum  2.5% per annum
Expected volatility       31.4%           90.0%           28.0%
Risk-free interest rate    6.3%            5.1%            5.6%
Expected option life       9.1 years       9.1 years       5.7 years

Under the Corporation's 1995 Stock Option Plan, the Corporation may grant options to its executives and, as amended during 1999, non-employee directors, for up to one million shares of common stock. The Corporation also assumed the Stock Options of United National Bank Corporation ("Unitas") and Reliable Financial Corporation ("RFC") upon the merger of these financial institutions into the Corporation in 1994.

A summary of the status of the Corporation's outstanding stock options as of December 31, 1999, 1998 and 1997 and changes for the years ending on those dates is presented below:

                                          1999                   1998                   1997

                                                Weighted               Weighted               Weighted
                                                Average                Average                Average
                                                Exercise               Exercise               Exercise
                                     Shares      Price      Shares      Price      Shares      Price
Outstanding at beginning of year    1,306,346    $10.53    1,052,548    $ 8.75      466,616    $8.05
Granted                               610,416    $11.56      404,016    $14.69      624,560    $9.25
Exercised                            (188,570)   $ 8.66     (131,138)   $ 8.72       (5,600)   $3.22
Forfeited                             (48,014)   $12.08      (19,080)   $ 9.81      (33,028)   $9.22
Outstanding at end of year          1,680,178    $11.07    1,306,346    $10.53    1,052,548    $8.75
Exercisable at end of year          1,680,178    $11.07      956,058    $11.06      690,038    $8.47

The following table summarizes information about the stock options outstanding at December 31, 1999.

                                      Options Outstanding                             Options Exercisable

                                      Weighted-Average
    Range of     Number Outstanding  Remaining Contract   Weighted-Average  Number Exercisable  Weighted-Average
 Exercise Prices    at 12/31/99             Life          Exercise Price       at 12/31/99      Exercise Price

   $2.50-2.99           20,328              2.3                $ 2.71               20,328            $ 2.71
   $4.00-4.99            8,800              3.2                $ 4.04                8,800            $ 4.04
 $9.1875-9.25          697,067              7.0                $ 9.22              697,067            $ 9.22
$11.1825-11.5625       596,083              9.1                $11.56              596,083            $11.56
   $14.6875            357,900              8.2                $14.69              357,900            $14.69
    Total            1,680,178                                 $11.07            1,680,178            $11.07

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 20--Commitments and Contingent Liabilities

There are no material legal proceedings to which the Corporation or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have any material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

NOTE 21--Related Party Transactions

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

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 1999.

Balances December 31, 1998              $10,308
Advances                                  7,889
Repayments                               (8,889)
Other                                      (904)
Balances December 31, 1999              $ 8,404

"Other" primarily reflects the change in those classified as a "related party" as a result of mergers, resignations and retirements.

NOTE 22--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators. At December 31, 1999, dividends from subsidiary banks were restricted not to exceed $79,092. These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 1999, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 22--Regulatory Restrictions and Capital Adequacy (Continued)

As of December 31, 1999, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized First Commonwealth Bank and Southwest Bank as well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                     To Be Well Capitalized
                                                                                     Under Prompt Corrective
                                                  Actual        Regulatory Minimum      Action Provisions
                                              Amount   Ratio      Amount    Ratio      Amount      Ratio
As of December 31, 1999

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial
   Corporation (a)                           $384,368  14.4%     $213,009    8.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $287,968  13.7%     $168,687    8.0%     $210,859     10.0%
  Southwest Bank                             $ 92,933  17.6%     $ 42,308    8.0%     $ 52,886     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial
   Corporation (a)                           $351,085  13.2%     $106,504    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $261,744  12.4%     $ 84,344    4.0%     $126,515      6.0%
  Southwest Bank                             $ 86,322  16.3%     $ 21,154    4.0%     $ 31,731      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial
   Corporation (a)                           $351,085   7.4%     $141,488    3.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $261,744   7.2%     $108,724    3.0%     $181,207      5.0%
  Southwest Bank                             $ 86,322   8.2%     $ 31,790    3.0%     $ 52,983      5.0%

As of December 31, 1998

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $372,538  15.8%     $188,929    8.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $269,259  14.4%     $149,993    8.0%     $187,492     10.0%
  Southwest Bank                             $ 86,040  18.4%     $ 37,364    8.0%     $ 46,705     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $342,999  14.5%     $ 94,464    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $245,823  13.1%     $ 74,997    4.0%     $112,495      6.0%
  Southwest Bank                             $ 80,184  17.2%     $ 18,682    4.0%     $ 28,023      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial Corporation   $342,999   8.6%     $119,491    3.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $245,823   8.0%     $ 92,383    3.0%     $153,972      5.0%
  Southwest Bank                             $ 80,184   9.2%     $ 26,274    3.0%     $ 43,790      5.0%

(a) Includes $35,000 of Company obligated mandatorily redeemable capital securities of subsidiary trust described in NOTE 13 which qualify as Tier I Capital.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 23--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

                                                 December 31,
                                              1999         1998

Assets
Cash                                        $  5,122     $  4,501
Securities available for sale                    103          145
Loans to affiliated parties                      480          498
Investment in subsidiaries                   330,400      348,597
Investment in jointly-owned company            3,477        3,059
Premises and equipment                         6,992        6,022
Dividends receivable from subsidiaries         2,786        2,914
Receivable from subsidiaries                   3,574        3,588
Other assets                                   2,711          526

     Total assets                           $355,645     $369,850

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities      $  2,544     $  1,352
Dividends payable                              8,141        5,086
Loans payable                                 22,193        8,007
Subordinated debentures payable               36,083          -0-
Shareholders' equity                         286,684      355,405
     Total liabilities and
      shareholders' equity                  $355,645     $369,850

Statements of Income
                                      Years Ended December 31,

                                     1999       1998       1997

Interest and dividends             $   149    $   251    $    94
Dividends from subsidiaries         36,506     28,559     37,023
Interest expense                    (1,758)      (255)      (214)
Net securities gains                    57        203        382
Other revenue                           15      1,008         16
Operating expenses                 (11,476)    (8,111)    (8,262)

Income before taxes and equity
  in undistributed earnings of
  subsidiaries                      23,493     21,655     29,039
Applicable income tax benefits       4,421      2,348      2,610
Income before equity in
  undistributed earnings of
  subsidiaries                      27,914     24,003     31,649
Equity in undistributed
  earnings of subsidiaries          25,116      9,371      7,890

    Net income                     $53,030    $33,374    $39,539

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 23--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

                                        Years Ended December 31,

                                        1999       1998       1997

Operating Activities
  Net income                          $ 53,030   $ 33,374   $ 39,539
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization      1,655      1,470      1,522
      Net (gains) losses on sale of
        assets                             144       (203)      (381)
      Decrease (Increase) in prepaid
        income taxes                      (242)        13        229
      Undistributed equity in
        subsidiaries                   (25,116)    (9,371)    (7,890)
      Other - net                         (818)    (1,642)      (403)
       Net cash provided by
         operating activities           28,653     23,641     32,616

Investing Activities
  Transactions with securities
    available for sale:
      Purchases of investment
        securities                         -0-    (10,091)    (6,734)
      Sales of investment
        securities                         102     13,709      5,419
  Net change in loans to
    affiliated parties                      17        (28)        48
  Purchases of premises and
    equipment                           (1,476)    (2,036)    (1,005)
  Additional net investment
    in subsidiary                       (2,406)    (1,770)       -0-
  Sale of subsidiary                     1,709        -0-        -0-
       Net cash used by
         investing activities           (2,054)      (216)    (2,272)

Financing Activities
  Net decrease in short-term
    borrowings                             -0-        -0-       (103)
  Issuance of subordinated
    debentures                          36,083        -0-        -0-
  Issuance of other long-term debt      16,000        -0-        -0-
  Discount on dividend reinvestment
    plan purchases                        (358)    (1,016)      (630)
  Treasury stock acquired              (51,331)    (2,123)    (5,908)
  Treasury stock reissued                1,453      2,217         16
  Cash dividends paid                  (27,825)   (25,746)   (21,739)
     Net cash used by
         financing activities          (25,978)   (26,668)   (28,364)

Net increase (decrease) in cash            621     (3,243)     1,980
Cash at beginning of year                4,501      7,744      5,764

Cash at end of year                   $  5,122   $  4,501   $  7,744

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 23--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Supplemental disclosures

Proceeds from the issuance of subordinated debentures and other long-term debt during 1999 were used primarily to fund the purchase of 3,819,420 shares of the Corporation's common stock pursuant to a "modified Dutch Auction" tender offer.

Noncash investing and financing activities:

                                                1999      1998      1997

ESOP borrowings                                $ -0-     $6,000    $  -0-
ESOP loan reductions                           $1,814    $  429    $1,038

The Corporation borrowed $6,000 in 1998 and concurrently loaned this amount to the ESOP on identical terms. The loan was recorded as long-term debt and the offset was recorded as a reduction of the common shareholders' equity. Loan payments in the amount of $1,814 in 1999, $429 in 1998 and $1,038 in 1997 were made by the ESOP thereby reducing the outstanding amount related to unearned ESOP shares to $6,193 at December 31, 1999.

NOTE 24--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 1999 and 1998, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107"). Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.
It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
(Dollar Amounts in Thousands)

NOTE 24--Fair Values of Financial Instruments (Continued)

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

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1999 and 1998.

                                            1999                 1998
                                              Estimated            Estimated
                                     Carrying   Fair      Carrying   Fair
                                      Amount    Value      Amount    Value

Financial assets
  Cash and due from banks          $   92,673 $  92,673 $   96,615 $  96,615
  Interest-bearing deposits with
    banks                               1,218     1,218      1,914     1,914
  Federal funds sold                    8,700     8,700      1,000     1,000
  Securities available for sale     1,144,042 1,144,042  1,042,636 1,042,636
  Investments held to maturity        448,347   435,000    482,696   486,185
  Loans, net of allowance           2,466,520 2,547,096  2,342,546 2,389,039

Financial liabilities
  Deposits                          2,948,829 2,913,140  2,931,131 2,946,535
  Short-term borrowings               424,827   424,827    140,547   140,547
  Long-term debt                      638,355   581,254    630,850   635,252

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of First Commonwealth Financial
Corporation:


We have audited the accompanying consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1998 and 1997 consolidated financial statements give retroactive effect to the merger of First Commonwealth Financial Corporation and Southwest National Corporation on December 31, 1998, which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the balance sheet of Southwest National Corporation as of December 31, 1998, or the related statements of income, shareholders' equity, and cash flows of Southwest National Corporation for the years ended December 31, 1998 and 1997, which statements reflect total assets of 23% as of December 31, 1998, and net interest income of 25% and 26% of the related consolidated totals for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Southwest National Corporation for 1998 and 1997, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




/S/Deloitte & Touche, LLP

Pittsburgh, Pennsylvania
January 28, 2000

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Southwest National Corporation:


We have audited the consolidated balance sheet of Southwest National Corporation and subsidiary as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998 (not presented separately herein). These consolidated financial statements are the responsibility of Southwest National Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest National Corporation and subsidiary at December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




/S/KPMG LLP

Pittsburgh, Pennsylvania
February 17, 1999

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations, restated to reflect pooling of interests for the years ended December 31, 1999 and 1998 are as follows:

                                                                                     1999

                                                                  First      Second       Third      Fourth
                                                                 Quarter     Quarter     Quarter     Quarter
Interest income.................................................  $71,801     $73,636     $75,360     $76,710
Interest expense................................................   36,740      36,989      38,154      40,770

     Net interest income........................................   35,061      36,647      37,206      35,940
Provision for credit losses.....................................    2,213       2,337       2,363       2,537

Net interest income after provision for credit losses...........   32,848      34,310      34,843      33,403

Securities gains................................................      563         -0-           2         -0-
Other operating income..........................................    7,319       9,944       6,581       6,444
Other operating expenses........................................   24,191      23,490      22,870      23,064

     Income before income taxes.................................   16,539      20,764      18,556      16,783
Applicable income taxes.........................................    4,534       5,938       4,804       4,336

     Net income.................................................  $12,005     $14,826     $13,752     $12,447

Basic earnings per share (a)....................................  $  0.20     $  0.24     $  0.22     $  0.22

Diluted earnings per share (a)..................................  $  0.20     $  0.24     $  0.22     $  0.21

Average shares outstanding (a)..................................61,152,708  61,203,388  61,290,374  57,713,182
Average shares outstanding assuming dilution (a)................61,432,570  61,376,932  61,491,946  58,003,391

                                                                                     1998

                                                                  First       Second       Third      Fourth
                                                                  Quarter     Quarter     Quarter     Quarter
Interest income.................................................  $68,450     $72,016     $72,408     $70,547
Interest expense................................................   35,201      38,023      38,394      36,664

     Net interest income........................................   33,249      33,993      34,014      33,883
Provision for credit losses.....................................    2,475       2,625       2,857       7,092

Net interest income after provision for credit losses...........   30,774      31,368      31,157      26,791

Securities gains (losses).......................................      982         -0-       1,657      (1,182)
Other operating income..........................................    5,056       5,833       5,798       8,194
Merger and other related charges................................      -0-         -0-         -0-       7,915
Other operating expenses........................................   22,930      22,843      23,005      23,508

     Income before taxes and extraordinary items................   13,882      14,358      15,607       2,380
Applicable income taxes.........................................    3,900       3,864       4,063         402

     Net income before extraordinary items......................    9,982      10,494      11,544       1,978

Extraordinary items, net of income taxes........................      -0-         -0-         -0-        (624)

     Net income.................................................  $ 9,982     $10,494     $11,544     $ 1,354

Basic earnings per share, before extraordinary items (a)........  $  0.16     $  0.17     $  0.19     $  0.03
Diluted earnings per share, before extraordinary items (a)......  $  0.16     $  0.17     $  0.19     $  0.03

Average shares outstanding (a)..................................61,607,954  61,545,594  61,503,208  60,685,824

Average shares outstanding assuming dilution (a)................62,023,294  61,901,396  61,796,158  60,953,602

(a) Per share amounts have been restated to reflect the two-for-one stock split effected in the form of a 100%
stock dividend declared on October 19, 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         Not Applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 24, 2000 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name                      Age      Positions Held During the Past Five Years

E. James Trimarchi        77       Chairman of the Board of the Corporation,
                                   Chairman of the Board of FCTC, CSC, FCB
                                   and FCIA; Director of CTCLIC, FCPRI;
                                   Former President and Chief Executive
                                   Officer of the Corporation

Joseph E. O'Dell          54       President, Chief Executive Officer and
                                   director of the Corporation; Director of FCB, FCTC, FCPRI, Southwest Bank and
                                   FCIA; Vice Chairman of the Board of CSC;
                                   Former Senior Executive Vice President
                                   and Chief Operating Officer of the
                                   Corporation; former President and Chief
                                   Executive Officer of FCB

Gerard M. Thomchick       44       Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   Director of CTCLIC; President and
                                   Director of FCPRI; Director of FCB,
                                   FCTC and FCIA

David R. Tomb, Jr.        68       Senior Vice President, Secretary,
                                   Treasurer and Director of the
                                   Corporation; Secretary and Cashier of
                                   FCB; Secretary of FCIA, FCTC, FCPRI and
                                   CSC; Director of FCB, CSC, FCTC, FCPRI,
                                   FCIA and CTCLIC

David S. Dahlmann         50       Vice Chairman of the Corporation;
                                   President and Chief Executive Officer of
                                   Southwest Bank; Former President and
                                   Chief Executive Officer of Southwest
                                   National; Director of Southwest Bank
                                   and FCPRI

John J. Dolan             43       Executive Vice President and Chief
                                   Financial Officer of the Corporation;
                                   Chief Financial Officer of FCB; Chief
                                   Financial Officer, Comptroller of
                                   CTCLIC; Treasurer and Assistant
                                   Secretary of FCTC; Chief Financial
                                   Officer of FCPRI; Treasurer of
                                   FCIA; Administrative Trustee of First
                                   Commonwealth Capital Trust I

William R. Jarrett        65       Senior Vice President, Risk Management of
                                   the Corporation

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT (Continued)


R. John Previte           50       Senior Vice President, Investments of the
                                   Corporation; Investment Officer of FCB
                                   and Southwest

Rosemary Krolick          46       Executive Vice President and Chief
                                   Information Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   director of CSC; Director of FCPRI

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

ITEM 11 - MANAGEMENT RENUMERATION
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 24, 2000 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 24, 2000 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 24, 2000 is incorporated herein by reference in response to this item.

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

              10.1     Employment Contract        Exhibit 10.2 to Form S-4
                       Sumner E. Brumbaugh        Filed October 15, 1993

              10.2     Employment Contract        Exhibit 10.4 to Form S-4
                       Robert C. Williams         filed June 17, 1994

              10.3     Change in Control          Exhibit 10.4 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Joseph E. O'Dell

              10.4     Change in Control          Exhibit 10.5 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Gerard M. Thomchick

              10.5     Change in Control          Exhibit 10.6 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 30, 1995, entered
                       into between First Commonwealth
                       Financial Corporation and
                       John J. Dolan, together with a
                       schedule listing substantially
                       identical Change in Control
                       Agreements with the following
                       individuals: George E. Dash,
                       William R. Jarrett, R. John Previte,
                       David L. Dawson, Johnston A. Glass,
                       Rosemary Krolick, Domenic P. Rocco
                       and Robert C. Wagner.

              10.6     Employment Contract        Exhibit 10.4 to Form S-4
                       David S. Dahlmann          filed November 2, 1998

              10.7     Supplemental Executive     Exhibit 10.7 to Form 10-K
                       Retirement Plan            filed March 31, 1999

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

PART IV (Continued)

              10.8     Deferred Compensation      Exhibit 10.8 to Form 10-K
                       Plan                       filed March 31, 1999

              10.9     Cash Incentive Bonus       Exhibit 10.9 to Form 10-K
                       Program                    filed March 31, 1999

              21.1     Subsidiaries of the        Page 69
                       Registrant

              23.1     Consent of Deloitte &      Page 70
                       Touche LLP Certified
                       Public Accountants

              23.2     Consent of KPMG LLP        Page 71
                       Certified Public
                       Accountants

              24.1     Power of Attorney          Page 72

              27.1     Financial Data Schedule    Page 73

  (B)     Report on Form 8-K
          (1) Form 8-K dated November 2, 1999 reporting the declaration of a 2-for-1 stock split effected in the form of a 100% stock dividend. Form 8-K also reported changes in the registrant's Dividend Reinvestment Plan.

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 29th day of March 2000.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)




                     /S/JOSEPH E. O'DELL
                     Joseph E. O'Dell, President and Chief Executive Officer

68