Form 10-Q
period 2000-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2000-05-15
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of May 12, 2000 was 58,095,061.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                              March 31,       December 31,
                                                2000              1999

ASSETS
     Cash and due from banks on demand....    $   81,584       $   92,673
     Interest-bearing deposits with banks.           749            1,218
     Federal funds sold ..................         1,775            8,700
     Securities available for sale, at
      market..............................     1,143,614        1,144,042

     Securities held to maturity, at cost,
       (Market value $412,650 in 2000 and
       $435,000 in 1999)..................       426,485          448,347

     Loans................................     2,518,852        2,503,687
       Unearned income....................        (3,135)          (3,628)
       Allowance for credit losses........       (33,803)         (33,539)
          Net loans.......................     2,481,914        2,466,520

     Property and equipment...............        44,036           43,380
     Other real estate owned..............         1,840            1,707
     Other assets.........................       139,168          134,259

          TOTAL ASSETS....................    $4,321,165       $4,340,846

LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  243,507       $  251,404
       Interest-bearing...................     2,663,271        2,697,425
          Total deposits..................     2,906,778        2,948,829

     Short-term borrowings................       444,799          424,827
     Other liabilities....................        44,163           42,152

     Company obligated mandatorily
      redeemable capital securities of
      subsidiary trust....................        35,000           35,000
     Other long-term debt.................       606,095          603,355

          Total long-term debt............       641,095          638,355

          Total liabilities...............     4,036,835        4,054,163

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       62,525,412 shares issued; 58,095,060
       and 58,142,848 shares outstanding at
       March 31, 2000 and December 31, 1999,
       respectively.......................        62,525           62,525
     Additional paid-in capital...........        68,170           68,330
     Retained earnings....................       261,091          257,773
     Accumulated other comprehensive income      (45,472)         (40,304)
     Treasury stock (4,430,352 shares at
       March 31, 2000 and 4,382,564 at
       December 31, 1999, at cost)........       (55,934)         (55,448)
     Unearned ESOP shares.................        (6,050)          (6,193)

       Total shareholders' equity.........       284,330          286,683

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $4,321,165       $4,340,846

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                             For the 3 Months
                                            Ended March 31,
                                            2000        1999
Interest Income
  Interest and fees on loans............   $51,110     $47,935
  Interest and dividends on investments:
    Taxable interest....................    22,392      20,465
    Interest exempt from Federal income
     taxes..............................     2,444       2,249
    Dividends...........................       930         704
  Interest on Federal funds sold........        49          49
  Interest on bank deposits.............        18          61
     Total interest income..............    76,943      71,463

Interest Expense
  Interest on deposits..................    26,165      25,867
  Interest on short-term borrowings.....     6,162       2,429

  Interest on company obligated
   mandatorily redeemable capital
   securities of subsidiary trust.......       831         -0-
  Interest on other long-term debt......     8,346       8,444

     Total interest on long-term debt...     9,177       8,444
     Total interest expense.............    41,504      36,740

Net Interest Income.....................    35,439      34,723
  Provision for credit losses...........     2,505       2,213

Net interest income after provision for
  credit losses.........................    32,934      32,510

Other Income
  Securities gains......................       -0-         563
  Trust income..........................     1,362       1,814
  Service charges on deposit accounts...     2,514       2,396
  Gain on sale of loans.................         3         924
  Other income..........................     3,479       3,006
     Total other income.................     7,358       8,703

Other Expenses
  Salaries and employee benefits........    13,911      13,078
  Net occupancy expense.................     1,714       1,756
  Furniture and equipment expense.......     1,860       1,873
  Data processing expense...............       767         899
  Pennsylvania shares tax expense.......       894         847
  Other operating expenses..............     6,004       6,221
     Total other expenses...............    25,150      24,674

Income before income taxes..............    15,142      16,539
  Applicable income taxes...............     3,691       4,534
Net income..............................   $11,451     $12,005

Average Shares Outstanding(a)...........57,505,462  61,152,708
Average Shares Outstanding
  Assuming Dilution(a)..................57,606,948  61,432,570

Per Share Data:
  Basic earnings per share..............   $  0.20     $  0.20
  Diluted earnings per share............   $  0.20     $  0.20
  Cash dividends per share..............   $ 0.140     $ 0.115

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

                                                               Accumulated
                                          Additional              Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury     ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock      Shares      Equity

Balance at December 31, 1998......$62,525  $ 68,978  $235,623    $ 2,199    $(5,913)    $(8,007)    $355,405

 Comprehensive income
  Net income......................    -0-       -0-    12,005        -0-         -0-       -0-        12,005
  Other comprehensive income, net
   of tax: Unrealized holding gains
   (losses) on securities arising
   during the period..............    -0-       -0-       -0-      (3,860)        -0-       -0-      (3,860)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-     (  366)        -0-       -0-       (  366)

    Total other comprehensive
     income.......................    -0-       -0-       -0-     (4,226)        -0-       -0-       (4,226)

  Total comprehensive income......    -0-       -0-    12,005     (4,226)        -0-       -0-        7,779

  Cash dividends declared.........    -0-       -0-    (7,117)       -0-         -0-       -0-       (7,117)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-       710          710

  Discount on dividend reinvestment
    plan purchases................    -0-      (179)      -0-        -0-         -0-       -0-         (179)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-         -0-       -0-          -0-

  Treasury stock reissued.........    -0-         1       -0-        -0-          73       -0-           74

Balance at March 31, 1999.........$62,525  $ 68,800  $240,511    $(2,027)    $(5,840)  $(7,297)    $356,672


Balance at December 31, 1999......$62,525  $ 68,330  $257,773    $(40,304)  $(55,448)  $(6,193)    $286,683

 Comprehensive income
  Net income......................    -0-       -0-    11,451        -0-         -0-       -0-       11,451
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-       -0-       -0-    ( 5,168)        -0-       -0-      ( 5,168)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-         -0-        -0-       -0-           -0-

    Total other comprehensive
     income.......................    -0-       -0-       -0-    ( 5,168)        -0-       -0-      ( 5,168)

  Total comprehensive income......    -0-       -0-    11,451     (5,168)        -0-       -0-        6,283

  Cash dividends declared.........    -0-       -0-    (8,133)       -0-         -0-       -0-       (8,133)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-       143          143

  Discount on dividend reinvestment
    plan purchases................    -0-      (147)      -0-        -0-         -0-       -0-         (147)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-        (873)      -0-         (873)

  Treasury stock reissued.........    -0-       (88)      -0-        -0-         387       -0-          299

  Tax benefit of stock options....    -0-        75       -0-        -0-         -0-       -0-           75

Balance at March 31, 2000.........$62,525  $ 68,170  $261,091   $(45,472)   $(55,934)  $(6,050)    $284,330

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 3 Months
                                                          Ended March 31,
                                                         2000         1999

Operating Activities
  Net income.......................................    $11,451      $12,005
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for credit losses...................      2,505        2,213
     Depreciation and amortization.................      1,773        2,217
     Net gains on sales of assets..................       (389)      (1,389)
     Income from increase in cash surrender value
      of bank owned life insurance.................       (536)        (519)
     Decrease in interest receivable...............        609           92
     Decrease in interest payable..................       (720)      (1,071)
     Increase in income taxes payable..............      3,878        5,363
     Change in deferred taxes......................       (162)      (1,819)
     Other-net.....................................     (3,100)      (7,856)

       Net cash provided by operating activities...     15,309        9,236

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     21,877       33,134
     Purchases.....................................        -0-      (31,768)
  Transactions with securities available for sale:
     Proceeds from sales...........................        -0-       38,085
     Proceeds from maturities and redemptions......     19,416       68,668
     Purchases.....................................    (26,954)    (193,328)
  Proceeds from sales of loans and other assets....      4,767       56,257
  Investment in bank owned life insurance..........        -0-      (20,000)
  Net decrease in time deposits with banks.........        469           55
  Net increase in loans............................    (22,401)     (42,454)
  Purchases of premises and equipment..............     (2,513)      (1,134)
       Net cash used by investing activities.......     (5,339)     (92,485)

Financing Activities
  Repayments of long-term debt.....................    (25,117)         (57)
  Proceeds from issuance of long-term debt.........     28,000          -0-
  Discount on dividend reinvestment plan purchases.       (147)        (178)
  Dividends paid...................................     (8,141)      (5,086)
  Net increase in Federal funds purchased..........    125,050       64,900
  Net increase (decrease) in other short-term
    borrowings.....................................   (105,078)      33,008
  Net decrease in deposits.........................    (42,051)     (26,041)
  Stock option tax benefit.........................         75          -0-
  Purchase of treasury stock.......................       (873)         -0-
  Proceeds from sale of treasury stock.............        298           74

       Net cash provided (used) by financing
        activities.................................    (27,984)      66,620

       Net increase (decrease) in cash and cash
        equivalents................................    (18,014)     (16,629)

Cash and cash equivalents at January 1.............    101,373       97,615

Cash and cash equivalents at March 31..............    $83,359     $ 80,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2000
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and 1999, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2000 and 1999. The results of the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Financial Statement Reclassifications

Amounts in prior periods have been reclassified to conform to the presentation format used in 2000. The reclassifications had no effect on the Corporation's financial condition or results of operations.

NOTE 3   Cash Flow Disclosures (dollar amounts in thousands)

                                           2000       1999
Cash paid during the first three
months of the year for:

  Interest                               $42,224    $37,811
  Income Taxes                           $   -0-    $   950

Noncash investing and financing
activities:

  ESOP loan reductions                   $   143    $   711
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 2,349    $ 1,446
  Gross decrease in market value
    adjustment to securities
    available for sale                   $(7,951)   $(6,502)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2000
                           (Unaudited)


NOTE 4   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                                   March 31, 2000                  March 31, 1999

                                                          Tax       Net of                Tax       Net of
                                             Pre-tax   (Expense)     Tax      Pre-tax   (Expense)     Tax
                                             Amount     Benefit     Amount    Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                 $(7,951)    $2,783     $(5,168)   $(5,939)   $2,079    $(3,860)
 Less:  reclassification adjustment for
  gains realized in net income                  -0-        -0-         -0-       (563)      197       (366)
 Net unrealized gains (losses)               (7,951)     2,783      (5,168)    (6,502)    2,276     (4,226)
Other comprehensive income                  $(7,951)    $2,783     $(5,168)   $(6,502)   $2,276    $(4,226)

NOTE 5   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. FAS No. 133 was amended by FASB statement No. 137 in June 1999. FAS No. 137 delays the effective date of FAS No. 133 to the first quarter of years beginning after June 15, 2000. Management's preliminary analysis is that adoption of FAS No. 133 would not have had a material impact on the Corporation's financial condition or results of operations.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 2000 as Compared to the First Three Months of 1999

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

Net income in the three months of 2000 was $11.5 million reflecting a decrease of $554 thousand over 1999 results of $12.0 million. The decrease in net income for the 2000 period was primarily the result of gains on the sale of securities and loans which were earned during the 1999 period. Basic earnings per share and diluted earnings per share were both $0.20 per share for the three months of 2000 and the three months of 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2000 as Compared to the First Three Months of 1999 (Continued)

Basic earnings per share excluding gains on sale of assets was $0.19 for the three months of 2000 compared to $0.18 for the three months of 1999, representing an increase of 6%. Changes in net interest income increased earnings by $0.05 per share during 2000 while changes in salary and benefit expense decreased earnings by $0.03 during 2000. Return on average assets was 1.07% and return on average equity was 15.96% during the 2000 period, compared to 1.18% and 13.45%, respectively during the same period of 1999.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $35.4 million for the three months of 2000 compared to $34.7 million for the same period of 1999. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.71% for the three months of 2000 compared to 3.77% for the three months of 1999.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
   (dollar amounts in thousands)
                                       2000 Change from 1999
                                   Total   Change Due Change Due
                                  Change   To Volume   To Rate

Interest-earning assets:
   Time deposits with banks       $  (43)   $  (39)    $  (4)
   Securities                      2,348       463      1,885
   Federal funds sold                -0-        (7)         7
   Loans                           3,175     2,410        765
      Total interest income        5,480     2,827      2,653
Interest-bearing liabilities:
   Deposits                          298       315        (17)
   Short-term borrowings           3,733     3,191        542
   Long-term debt                    733       142        591
      Total interest expense       4,764     3,648      1,116
         Net interest income      $  716    $ (821)    $1,537

Interest and fees on loans increased $3.2 million for 2000 over 1999 levels, primarily as a result of volume increases for commercial loans. Average loans for the three months of 2000 increased $123.3 million compared to averages for the three months of 1999 and included increases in commercial loans and municipal loans which were partially offset by decreases in average mortgage loans and credit card loans. The decrease in mortgage loans and credit card loans for the 2000 period resulted from the sale of $42.2 million of 1-4 family residential mortgage

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2000 as Compared to the First Three Months of 1999 (Continued)

loans in the first quarter of 1999 and the sale of $20.4 million of consumer credit card loans during the second quarter of 1999. The total yield on loans for the first quarter of 2000 was 8.35% representing an increase of 9 basis points (0.09%) compared to the first quarter of 1999.

Interest income on investments increased $2.3 million for the three months of 2000 compared to the corresponding period of 1999 and included increases due to rate for U.S. government agency securities and increases due to volume for corporate bonds. Yields on U.S. government agency securities increased 44 basis points (0.44%) for the three months of 2000 compared to the three months of 1999. Average balances of corporate bonds increased $82.7 million for the first quarter of 2000 compared to averages for the first quarter of 1999. Yields on investments for the first quarter of 2000 were 6.88% compared to 6.40% for the first quarter of 1999 period.

Interest on deposits increased $298 thousand for the 2000 period compared to 1999, and included increases in interest on time deposits of $461 thousand and decreases in interest on total savings deposits of $163 thousand as customers reinvested deposits in longer term and higher yielding deposit products. Average savings deposits decreased $45.0 million for the three months of 2000 compared to 1999 averages while average time deposits increased $48.8 million for the 2000 period compared to 1999 averages.

Interest expense on short-term borrowings increased $3.7 million for the three months of 2000 compared to the three months of 1999 as the average balance of repurchase agreements increased $181.2 million over 1999 averages. The cost of short-term borrowings for the three months of 2000 also increased by 98 basis points (0.98%) compared to 1999 costs of 4.64%.

Interest expense on long-term debt increased $733 thousand for 2000 compared to the 1999 period. The long-term debt increase for 2000 resulted primarily from the funding of the repurchase of
3.8 million shares of the Corporation's common stock through a "modified Dutch Auction" tender offer during 1999. The aggregate amount of $49.7 million paid by the Corporation in connection with the repurchase of common shares was funded through the issuance of capital securities and the issuance of a bank loan from an unrelated financial institution. Capital securities borrowings in the amount of $35 million were issued during the third quarter of 1999 bearing an interest rate of 9.50% and maturing in thirty years.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2000 as Compared to the First Three Months of 1999 (Continued)

The provision for credit losses was $2.5 million for the three months of 2000 compared to $2.2 million during the 1999 period. Net charge-offs against the allowance for credit losses were $2.2 million in the 2000 period and $1.4 million in the 1999 period reflecting a increase of $830 thousand. The 2000 increase in net charge-offs included increases in net charge-offs for commercial loans not secured by real estate of $622 thousand and increases in net charge-offs of credit card loans of $189 thousand compared to 1999 net charge-offs. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for credit losses for the three month periods ended March 31, 2000 and 1999.

                                    2000              1999

                                    (Amounts in thousands)

Balance January 1,                 $33,539          $32,304
Loans charged off:
  Commercial, financial and
   agricultural                        839              100
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-               11
  Real estate-residential              191              288
  Loans to individuals               1,464            1,329
  Lease financing receivables           97              -0-

      Total loans charged off        2,591            1,728

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        132               25
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-              -0-
  Real estate-residential                7               14
  Loans to individuals                 195              278
  Lease financing receivables           16              -0-

      Total recoveries                 350              317

      Net charge offs                2,241            1,411

Provision charged to operations      2,505            2,213

Balance March 31,                  $33,803          $33,106

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2000 as Compared to the First Three Months of 1999 (Continued)

Net securities gains decreased $563 thousand during the 2000 period as there were no securities gains during the 2000 period. The securities gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. Treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively, which resulted in security gains of $167 thousand and $317 thousand, respectively. Proceeds from the sale of U.S. Treasury securities in 1999 were the primary funding source for the acquisition of $20 million of bank owned life insurance during the first quarter.

During the three months of 2000 gains on the sale of loans were $3 thousand compared to gains on sale of loans of $924 thousand for the three months of 1999. Gains on sale of loans for the 1999 period resulted primarily from the sale of $42.2 million of residential mortgage loans during the first quarter of 1999 which generated a gain of $890 thousand. Service charges on deposits were $2.5 million for the first quarter of 2000 compared to $2.4 million for the first quarter of 1999. Other income for the first three months of 2000 was $3.5 million, representing an increase of $473 thousand compared to the first three months of 1999. Other income for the 2000 period reflected increases in gains on sale of fixed assets of $515 thousand, merchant discount of $117 thousand and reinsurance income of $55 thousand which were partially offset by decreases in loan servicing revenue of $160 thousand and letter of credit fees of $33 thousand.

Noninterest expense was $25.2 million for the three months of 2000 reflecting an increase of $476 thousand over the 1999 level of $24.7 million. Although total noninterest expense for 2000 increased over 1999 levels, total noninterest expense as a percent of average assets declined from 2.42% for the three months of 1999 to 2.34% for the same period of 2000. Employee costs were $13.9 million in 2000, representing 1.30% of average assets on an annualized basis compared to $13.1 million or 1.28% of average assets on an annualized basis for 1999. Employee costs for the three months of 2000 reflected increases in total salaries of $483 thousand which included true salary increases of $218 thousand and increases due to reductions in deferred loan origination costs of $265 thousand compared to the corresponding period of 1999. True salary increases for the 2000 period represented an increase of only 1.98% compared to 1999 salaries. The number of full time equivalent employees at March 31, 2000 was 1,432 compared to 1,478 at March 31, 1999, primarily as a result of the early retirement plan offered to employees during 1998. Employee benefit costs for the first three months of 2000 reflected increases of $350 thousand over the first three months of 1999 and included increases in health insurance costs of $122 thousand, increases in the 401(k) plan expenses of $117 thousand

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2000 as Compared to the First Three Months of 1999 (Continued)

and increases due to the impact of deferred loan origination costs of $75 thousand compared to the first three months of 1999.

Outside data processing expenses for the three months of 2000 decreased $132 thousand over the three months of 1999 as a result of decreases in the cost of credit card processing and the elimination of outside processing costs for a subsidiary sold during the second quarter of 1999. Other operating expenses for the 2000 period were $6.0 million reflecting a decrease of $217 thousand from the 1999 amount of $6.2 million. Other operating expenses for the first three months of 2000 included a decrease in write-down of mortgage servicing rights in the amount of $336 thousand. Legal fees, other professional fees and stationery and supplies expenses reflected decreases for the first three months of 2000 of $148 thousand, $185 thousand and $85 thousand, respectively compared to the 1999 period. The first quarter of 2000 included increases in charge card interchange expenses, collection and repossession expenses and FDIC expense compared to the first quarter of 1999.

Income tax expense was $3.7 million for the three months of 2000 compared to $4.5 million for the same period of 1999. The Corporation's effective tax rate was 24.4% for the 2000 period compared to 27.4% for 1999. The reduction of the Corporation's effective tax rate for 2000 was primarily the result of increased tax free income from municipal loans during 2000 compared to the 1999 period.

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

LIQUIDITY (Continued)

funding sources to maintain liquidity under a variety of business conditions. In addition to the previously described funding sources the Corporation's ability to access the capital markets was demonstrated during 1999 through the issuance of $35 million of capital securities.

Net loans increased by $15.4 million in the first three months of 2000 as increases in commercial loans secured by real estate and increases in municipal loans were partially offset by decreases in loans to individuals and decreases in commercial loans not secured by real estate. Growth of the commercial loan portfolio has been achieved in part through continued development of commercial lending specialists.

Total deposits decreased $42.1 million for the first three months of 2000 and included decreases in noninterest bearing deposits of $7.9 million and decreases in total savings deposits of $39.1 million which were partially offset by increases in time deposits of $4.9 million since year-end. Customers continue to reinvest savings deposits in higher yielding investments both within and outside the commercial banking industry. Future sources of deposits utilized could include the use of brokered time deposits offered outside the Corporation's traditional market area.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of March 31, 2000, securities available for sale had an amortized cost of $1,213.5 million and an approximate fair value of $1,143.6 million.

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

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 2000 and December 31, 1999
(Dollar amounts in thousands):

                                         March 31, 2000
                             0-90       91-180    181-365   Cumulative
                             Days        Days       Days    0-365 Days

Loans....................$   587,458   $117,887  $ 227,739  $   933,084
Investments..............     37,176     33,696     62,246      133,118
Other interest-earning
 assets..................     11,114      3,776      3,176       18,066

  Total interest-sensitive
   assets................    635,748    155,359    293,161    1,084,268

Certificates of deposits.    315,636    179,782    271,124      766,542
Other deposits...........  1,025,683        -0-        -0-    1,025,683
Borrowings...............    468,014     25,301      1,436      494,751
  Total interest-sensitive
   liabilities...........  1,809,333    205,083    272,560    2,286,976
  GAP....................$(1,173,585)  $(49,724)  $ 20,601  $(1,202,708)

ISA/ISL..................       0.35       0.76       1.08         0.47
Gap/Total assets.........     27.16%      1.15%      0.48%       27.83%

                                      December 31, 1999
                             0-90       91-180    181-365   Cumulative
                             Days        Days       Days    0-365 Days

Loans....................$   697,645   $113,547  $ 204,090  $ 1,015,282
Investments..............     44,666     39,497     66,465      150,628
Other interest-earning
 assets..................     18,799      2,759      4,532       26,090

  Total interest-sensitive
   assets................    761,110    155,803    275,087    1,192,000

Certificates of deposits.    325,985    231,804    277,769      835,558
Other deposits...........  1,074,451        -0-        -0-    1,074,451
Borrowings...............    467,255        961    127,108      595,324
  Total interest-sensitive
   liabilities...........  1,867,691    232,765    404,877    2,505,333
  GAP....................$(1,106,581)  $(76,962) $(129,790) $(1,313,333)

ISA/ISL..................       0.41       0.67       0.68         0.48
Gap/Total assets.........     25.49%      1.77%      2.99%       30.26%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at March 31, 2000, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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
                                                   At March 31,
                                               2000           1999
                                             (amounts in thousands)

Nonperforming Loans:

Loans on nonaccrual basis                   $   11,643     $   10,649
Past due loans                                  14,468         13,013
Renegotiated loans                               1,482             64
     Total Nonperforming Loans              $   27,593     $   23,726

Other real estate owned                     $    1,840     $    2,053

Loans outstanding at end of period          $2,515,717     $2,360,694

Average loans outstanding (year-to-date)    $2,507,679     $2,384,385

Nonperforming loans as percent of
  total loans                                    1.10%          1.01%

Provision for credit losses                 $    2,505     $    2,213

Net charge-offs                             $    2,241     $    1,411

Net charge-offs as percent of
  average loans outstanding                       0.09%         0.06%

Provision for credit losses as percent
  of net charge-offs                            111.78%       156.84%

Allowance for credit losses as percent
  of average loans outstanding                    1.35%         1.39%

Allowance for credit losses as percent
  of end-of-period loans outstanding              1.34%         1.40%

Allowance for credit losses as percent
  of nonperforming loans                        122.51%       139.53%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at March 31, 2000 and March 31, 1999:

                                                          2000     1999
                                                      (amounts in thousands)
Recorded investment in impaired loans at end
of period                                               $13,125   $10,713

Year to date average balance of impaired loans          $12,932   $10,373

Allowance for credit losses related to impaired
loans                                                   $ 2,928   $ 2,431

Impaired loans with an allocation of the allowance
for credit losses                                       $ 5,568   $ 5,180

Impaired loans with no allocation of the allowance
for credit losses                                       $ 7,557   $ 5,533

Year to date income recorded on impaired loans on
a cash basis                                            $   199   $   159

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of March 31, 2000, there were no significant concentrations of credit.

Nonperforming loans at March 31, 2000 increased $3.9 million compared to 1999 levels and included increases in past due loans, nonaccrual loans and renegotiated loans of $1.5 million, $994 thousand and $1.4 million, respectively. Past due loans reflected increases in past due loans secured by residential real estate of $1.6 million. Nonaccrual loans reflected increases in nonaccrual loans secured by commercial real estate of $617 thousand and increases in nonaccrual commercial loans not secured by real estate of $659 thousand. Increases in nonaccrual

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

commercial loans for 2000 were partially offset by decreases in nonaccrual loans secured by residential real estate of $170 thousand. The increase in renegotiated loans at March 31, 2000 compared to the corresponding period of 1999 were the result of the modification of loan terms for one commercial borrower. Although nonperforming loans as a percent of total loans have increased from 1.01% at March 31, 1999 to 1.10% at March 31, 2000 this ratio has decreased since year-end 1999 amounts of 1.15%. The allowance for credit losses as a percent of nonperforming loans at March 31, 2000 has also increased over year-end 1999 levels.

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

CAPITAL RESOURCES

Equity capital decreased $2.4 million in the first three months of 2000. Dividends declared reduced equity by $8.1 million during the 2000 period, while earnings retention was $3.3 million, representing an earnings retention rate of 29%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $143 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $147 thousand. The market value adjustment to securities available for sale decreased equity by $5.2 million. The cost of purchasing treasury shares decreased equity by $873 thousand while proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $299 thousand during 2000.

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

The table below presents the Corporation's capital position at
March 31, 2000:
                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital                       $352,849            13.1%
Risk-Based Requirement                107,689             4.0

Total Capital                         386,501            14.4
Risk-Based Requirement                215,378             8.0

Minimum Leverage Capital              352,849             8.2
Minimum Leverage Requirement          129,303             3.0

At March 31, 2000 the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

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

             Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             None

ITEM 5.  OTHER INFORMATION

            Not applicable

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  MAY 15, 2000         /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  MAY 15, 2000         /S/ John J. Dolan
                             John J. Dolan, Executive Vice
                             President and Chief Financial
                             Officer

24