Form 10-Q
period 2000-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2000-08-14
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of August 8, 2000 was 58,095,060.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                              June 30,        December 31,
                                                2000              1999

ASSETS
     Cash and due from banks on demand....    $   87,968       $   92,673
     Interest-bearing deposits with banks.           727            1,218
     Federal funds sold ..................         1,450            8,700
     Securities available for sale, at
      market..............................     1,131,750        1,144,042

     Securities held to maturity, at cost,
       (Market value $400,740 in 2000 and
       $435,000 in 1999)..................       413,301          448,347

     Loans................................     2,503,117        2,503,687
       Unearned income....................        (2,695)          (3,628)
       Allowance for credit losses........       (33,721)         (33,539)
          Net loans.......................     2,466,701        2,466,520

     Property and equipment...............        43,993           43,380
     Other real estate owned..............         1,752            1,707
     Other assets.........................       150,077          134,259

          TOTAL ASSETS....................    $4,297,719       $4,340,846

LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  259,115       $  251,404
       Interest-bearing...................     2,751,257        2,697,425
          Total deposits..................     3,010,372        2,948,829

     Short-term borrowings................       308,496          424,827
     Other liabilities....................        41,781           42,152

     Company obligated mandatorily
      redeemable capital securities of
      subsidiary trust....................        35,000           35,000
     Other long-term debt.................       607,730          603,355

          Total long-term debt............       642,730          638,355

          Total liabilities...............     4,003,379        4,054,163

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       62,525,412 shares issued; 58,095,060
       and 58,142,848 shares outstanding at
       June 30, 2000 and December 31, 1999,
       respectively.......................        62,525           62,525
     Additional paid-in capital...........        68,023           68,330
     Retained earnings....................       266,047          257,773
     Accumulated other comprehensive income      (40,414)         (40,304)
     Treasury stock (4,430,352 shares at
       June 30, 2000 and 4,382,564 at
       December 31, 1999, at cost)........       (55,934)         (55,448)
     Unearned ESOP shares.................        (5,907)          (6,193)

       Total shareholders' equity.........       294,340          286,683

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $4,297,719       $4,340,846

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter     For the 6 Months
                                        Ended June 30,      Ended June 30,
                                       2000      1999       2000      1999

Interest Income
  Interest and fees on loans.......  $51,955    $48,049   $103,065   $95,984
  Interest and dividends on
    investments:
    Taxable interest...............   21,941     22,095     44,333    42,560
    Interest exempt from Federal
     income taxes..................    2,421      2,348      4,865     4,597
    Dividends......................      904        734      1,834     1,438
  Interest on Federal funds sold...       74         10        123        59
  Interest on bank deposits........       22         30         40        91
     Total interest income.........   77,317     73,266    154,260   144,729

Interest Expense
  Interest on deposits.............   27,544     25,573     53,709    51,440
  Interest on short-term borrowings 5,612 2,852 11,774 5,281 Interest on company obligated mandatorily redeemable capital
   securities of subsidiary trust..      831        -0-      1,662       -0-
  Interest on other long-term debt.    8,456      8,564     16,802    17,008
     Total interest on long-term
      debt.........................    9,287      8,564     18,464    17,008

     Total interest expense........   42,443     36,989     83,947    73,729

Net Interest Income................   34,874     36,277     70,313    71,000
  Provision for credit losses......    2,415      2,337      4,920     4,550

Net interest income after provision
  for credit losses................   32,459     33,940     65,393    66,450

Other Income
  Securities gains.................    1,686        -0-      1,686       563
  Trust income.....................    1,402      1,209      2,764     3,023
  Service charges on deposit
   accounts........................    2,622      2,590      5,136     4,986
  Gain on sale of loans............       70      3,978         73     4,902
  Other income.....................    4,160      3,057      7,639     6,063
     Total other income............    9,940     10,834     17,298    19,537

Other Expenses
  Salaries and employee benefits...   12,930     12,520     26,841    25,598
  Net occupancy expense............    1,606      1,609      3,320     3,365
  Furniture and equipment expense..    1,948      1,922      3,808     3,795
  Data processing expense..........      924        863      1,691     1,762
  Pennsylvania shares tax expense..      916        883      1,810     1,730
  Other operating expenses.........    6,724      6,213     12,728    12,434
     Total other expenses..........   25,048     24,010     50,198    48,684

Income before income taxes.........   17,351     20,764     32,493    37,303
  Applicable income taxes..........    4,261      5,938      7,952    10,472
Net income.........................  $13,090    $14,826    $24,541   $26,831

Average Shares Outstanding(a)......57,515,772 61,203,388 57,510,617 61,178,188
Average Shares Outstanding
  Assuming Dilution(a).............57,566,079 61,376,932 57,586,513 61,404,598

Per Share Data(a):
  Basic earnings per share.........  $  0.23    $  0.24    $  0.43   $  0.44
  Diluted earnings per share.......  $  0.23    $  0.24    $  0.43   $  0.44
  Cash dividends per share.........  $  0.140   $  0.130   $  0.280  $  0.245

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

                                                               Accumulated
                                          Additional              Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury     ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock      Shares      Equity

Balance at December 31, 1998......$62,525  $ 68,978  $235,623   $  2,199     $(5,913)   $(8,007)    $355,405

 Comprehensive income
  Net income......................    -0-       -0-    26,831        -0-         -0-        -0-       26,831
  Other comprehensive income, net
   of tax: Unrealized holding gains
   (losses) on securities arising
   during the period..............    -0-       -0-       -0-    (28,548)        -0-        -0-      (28,548)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-       (366)        -0-        -0-         (366)

    Total other comprehensive
     income.......................    -0-       -0-       -0-    (28,914)        -0-        -0-      (28,914)

  Total comprehensive income......    -0-       -0-    26,831    (28,914)        -0-        -0-       (2,083)

  Cash dividends declared.........    -0-       -0-   (15,171)       -0-         -0-        -0-      (15,171)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-        853          853

  Discount on dividend reinvestment
    plan purchases................    -0-      (233)      -0-        -0-         -0-        -0-         (233)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-         -0-        -0-          -0-

  Treasury stock reissued.........    -0-      (291)      -0-        -0-         700        -0-          409

Balance at June 30, 1999..........$62,525  $ 68,454  $247,283   $(26,715)   $ (5,213)   $(7,154)    $339,180


Balance at December 31, 1999......$62,525  $ 68,330  $257,773   $(40,304)   $(55,448)   $(6,193)    $286,683

 Comprehensive income
  Net income......................    -0-       -0-    24,541        -0-         -0-        -0-       24,541
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-       -0-       -0-        986         -0-        -0-          986
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-     (1,096)        -0-        -0-       (1,096)

    Total other comprehensive
     income.......................    -0-       -0-       -0-       (110)        -0-        -0-         (110)

  Total comprehensive income......    -0-       -0-    24,541       (110)        -0-        -0-       24,431

  Cash dividends declared.........    -0-       -0-   (16,267)       -0-         -0-        -0-      (16,267)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-        286          286

  Discount on dividend reinvestment
    plan purchases................    -0-      (294)      -0-        -0-         -0-        -0-         (294)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-        (873)       -0-         (873)

  Treasury stock reissued.........    -0-       (88)      -0-        -0-         387        -0-          299

  Tax benefit of stock options....    -0-        75       -0-        -0-         -0-        -0-           75

Balance at June 30, 2000..........$62,525  $ 68,023  $266,047   $(40,414)   $(55,934)   $(5,907)    $294,340

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 6 Months
                                                           Ended June 30,
                                                         2000         1999

Operating Activities
  Net income.......................................    $24,541      $26,831
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for credit losses...................      4,920        4,550
     Depreciation and amortization.................      3,558        4,048
     Net gains on sales of assets..................     (1,933)      (5,194)
     Income from increase in cash surrender value
      of bank owned life insurance.................     (1,732)      (1,056)
     Decrease (increase) in interest receivable....        615         (635)
     Increase (decrease) in interest payable.......        683       (3,134)
     Increase in income taxes payable..............        201        1,870
     Change in deferred taxes......................         30       (1,902)
     Other-net.....................................     (1,150)      (7,794)

       Net cash provided by operating activities...     29,733       17,584

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     40,000       69,747
     Purchases.....................................     (4,931)     (45,777)
  Transactions with securities available for sale:
     Proceeds from sales...........................     16,358       38,484
     Proceeds from maturities and redemptions......     44,315      113,743
     Purchases.....................................    (46,887)    (309,355)
  Proceeds from sales of loans and other assets....     13,520       86,485
  Sale of subsidiary...............................        -0-       (2,396)
  Investment in bank owned life insurance..........    (15,000)     (20,000)
  Net decrease in time deposits with banks.........        491        1,408
  Net increase in loans............................    (18,415)     (79,422)
  Purchases of premises and equipment..............     (3,944)      (2,192)
       Net cash provided (used) by investing
       activities..................................     25,507     (149,275)

Financing Activities
  Repayments of other long-term debt...............    (25,240)        (110)
  Proceeds from issuance of other long-term debt...     29,900        9,000
  Discount on dividend reinvestment plan purchases.       (294)        (233)
  Dividends paid...................................    (16,273)     (12,202)
  Net increase in Federal funds purchased..........      4,875        9,925
  Net increase (decrease) in other short-term
    borrowings.....................................   (121,206)      73,359
  Net decrease in deposits.........................     61,543       37,637
  Stock option tax benefit.........................         75          -0-
  Purchase of treasury stock.......................       (873)         -0-
  Proceeds from sale of treasury stock.............        298          409

       Net cash provided (used) by financing
        activities.................................    (67,195)     117,785

       Net decrease in cash and cash equivalents...    (11,955)     (13,906)

Cash and cash equivalents at January 1.............    101,373       97,615

Cash and cash equivalents at June 30...............    $89,418     $ 83,709

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2000 and the results of operations for the three month and six month periods ended
June 30, 2000 and 1999, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2000 and 1999. The results of the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Financial Statement Reclassifications

Amounts in prior periods have been reclassified to conform to the presentation format used in 2000. The reclassifications had no effect on the Corporation's financial condition or results of operations.

NOTE 3   Cash Flow Disclosures (dollar amounts in thousands)

                                           2000       1999
Cash paid during the first six
months of the year for:

  Interest                               $83,264    $ 76,862
  Income Taxes                           $ 7,725    $ 10,450

Noncash investing and financing
activities:

  ESOP loan reductions                   $   286    $    853
  Loans transferred to other real
    estate owned and repossessed
    assets                               $ 3,649    $  2,463
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale        $  (169)   $(44,483)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2000
                           (Unaudited)


NOTE 4   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                                   June 30, 2000                   June 30, 1999

                                                          Tax       Net of                Tax       Net of
                                             Pre-tax   (Expense)     Tax      Pre-tax   (Expense)     Tax
                                             Amount     Benefit     Amount    Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                 $ 1,517      $(531)     $  986    $(43,920)   $15,372   $(28,548)
 Less:  reclassification adjustment for
  gains realized in net income               (1,686)       590      (1,096)       (563)       197       (366)
 Net unrealized gains (losses)                 (169)        59        (110)    (44,483)    15,569    (28,914)
Other comprehensive income                  $  (169)      $ 59      $ (110)   $(44,483)   $15,569   $(28,914)

NOTE 5   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. FAS No. 133 was amended by FASB statement No. 137 in June 1999. FAS No. 137 delays the effective date of FAS No. 133 to the first quarter of years beginning after June 15, 2000. Management's preliminary analysis is that adoption of FAS No. 133 will not have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 2000 as Compared to the First Six Months of
1999

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

Net income in the six months of 2000 was $24.5 million reflecting a decrease of $2.3 million over 1999 results of $26.8 million. The decrease in net income for the 2000 period was primarily the result of gains on the sale of loans which were earned during the 1999 period. Basic earnings per share and diluted earnings per share were $0.43 for the six months of 2000 compared to basic earnings per share and diluted earnings per share of $0.44 for the six months of 1999.

Basic earnings per share excluding gains on sale of assets was $0.40 for the six months of 2000 compared to $0.38 for the six months of 1999, representing an increase of 5%. Return on average assets was 1.15% and return on average equity was 17.00% during the 2000 period, compared to 1.29% and 14.95%, respectively during the same period of 1999.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $70.3 million for the six months of 2000 compared to $71.0 million for the same period of 1999. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.70% for the six months of 2000 compared to 3.80% for the six months of 1999. The reduction in net interest margin for the 2000 period compared to 1999 was related to the interest expense on funds borrowed to acquire treasury shares.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2000 as Compared to the First Six Months of
1999 (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
   (dollar amounts in thousands)
                                       2000 Change from 1999
                                   Total   Change Due Change Due
                                  Change   To Volume   To Rate

Interest-earning assets:
   Time deposits with banks       $   (51)  $   (47)    $   (4)
   Securities                       2,437      (759)     3,196
   Federal funds sold                  64        39         25
   Loans                            7,081     4,951      2,130
      Total interest income         9,531     4,184      5,347
Interest-bearing liabilities:
   Deposits                         2,269       685      1,584
   Short-term borrowings            6,493     5,100      1,393
   Long-term debt                   1,456       277      1,179
      Total interest expense       10,218     6,062      4,156
         Net interest income      $ (687)   $(1,878)    $1,191

Interest and fees on loans increased $7.1 million for 2000 over 1999 levels, primarily as a result of volume increases and rate increases for commercial loans. Average loans for the six months of 2000 increased $128.7 million compared to averages for the six months of 1999 and included increases in commercial loans and municipal loans which were partially offset by decreases in average consumer loans. The decrease in consumer loans for the 2000 period resulted from the sale of $42.2 million of 1-4 family residential mortgage loans in the first quarter of 1999 and the sale of $20.4 million of consumer credit card loans during the second quarter of 1999. The total yield on loans for the first half of 2000 was 8.41% representing an increase of 18 basis points (0.18%) compared to the first half of 1999.

Interest income on investments increased $2.4 million for the six months of 2000 compared to the corresponding period of 1999 and included increases due to rate for U.S. government agency securities and increases due to volume for corporate bonds. Yields on U.S. government agency securities increased 40 basis points (0.40%) for the six months of 2000 compared to the six months of 1999. Average balances of corporate bonds increased $70.1 million for the first half of 2000 compared to averages for the first half of 1999. Yields on investments for the first six months of 2000 were 6.89% compared to 6.44% for the first six months of 1999 period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2000 as Compared to the First Six Months of
1999 (Continued)

Interest on deposits increased $2.3 million for the 2000 period compared to 1999, as interest on time deposits increased $2.4 million for the six months of 2000 compared to 1999. Average time deposits increased $51.7 million for the six months of 2000 compared to 1999 averages resulting in an increase in interest expense due to volume of $1.4 million. The cost of time deposits for the six months of 2000 increased by 12 basis points (0.12%) compared to 1999 costs of 5.22% resulting in an increase in interest expense due to rate of $1.0 million.

Interest expense on short-term borrowings increased $6.5 million for the six months of 2000 compared to the six months of 1999 as the average balance of repurchase agreements increased $181.0 million over 1999 averages. The cost of short-term borrowings for the six months of 2000 also increased by 113 basis points (1.13%) compared to 1999 costs of 4.65%.

Interest expense on long-term debt increased $1.5 million for 2000 compared to the 1999 period. The long-term debt increase for 2000 resulted primarily from the funding of the repurchase of
3.8 million shares of the Corporation's common stock through a "modified Dutch Auction" tender offer during 1999. The aggregate amount of $49.7 million paid by the Corporation in connection with the repurchase of common shares was funded through the issuance of capital securities and the issuance of a bank loan from an unrelated financial institution. Capital securities borrowings in the amount of $35 million were issued during the third quarter of 1999 bearing an interest rate of 9.50% and maturing in thirty years.

The provision for credit losses was $4.9 million for the six months of 2000 compared to $4.6 million during the 1999 period. Net charge-offs against the allowance for credit losses were $4.7 million in the 2000 period and $3.2 million in the 1999 period reflecting an increase of $1.5 million. The 2000 increase in net charge-offs included increases in net charge-offs for commercial loans not secured by real estate of $1.8 million compared to 1999 net charge-offs. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2000 as Compared to the First Six Months of
1999 (Continued)

Below is an analysis of the consolidated allowance for credit losses for the six month periods ended June 30, 2000 and 1999.

                                    2000              1999

                                    (Amounts in thousands)

Balance January 1,                 $33,539          $32,304
Loans charged off:
  Commercial, financial and
   agricultural                      2,027              201
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-               67
  Real estate-residential              338              625
  Loans to individuals               2,812            2,972
  Lease financing receivables          226               26

      Total loans charged off        5,403            3,891

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        192              143
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-              -0-
  Real estate-residential               15               10
  Loans to individuals                 433              527
  Lease financing receivables           25                1

      Total recoveries                 665              681

      Net charge offs                4,738            3,210

Provision charged to operations      4,920            4,550

Balance June 30,                   $33,721          $33,644


Net securities gains increased $1.1 million during the 2000 period from $563 thousand reported in 1999. The securities gains during 2000 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $14.2 million. The securities gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. Treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively, which resulted in security gains of $167 thousand and $317 thousand, respectively. Proceeds from the sale of U.S. Treasury securities in 1999 were the primary funding source for the acquisition of $20 million of bank owned life insurance during the first quarter of 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2000 as Compared to the First Six Months of
1999 (Continued)

During the six months of 2000 gains on the sale of loans were $73 thousand compared to gains on sale of loans of $4.9 million for the six months of 1999. Gains on sale of loans for the 1999 period resulted primarily from the sale of $42.2 million of residential mortgage loans during the first quarter of 1999 and the sale of $20.4 million of retail credit card loans during the second quarter of 1999 which resulted in gains of $890 thousand and $4.0 million, respectively. Service charges on deposits were $5.1 million for the first half of 2000 compared to $5.0 million for the first half of 1999. Other income for the first six months of 2000 was $7.6 million reflecting an increase of $1.6 million compared to the first six months of 1999. Other income for the 2000 period reflected increases in gains on sale of fixed assets of $515 thousand, merchant discount of $267 thousand and reinsurance income of $73 thousand. Other income for the 2000 period also included an increase in income from bank owned life insurance resulting in part from claim income.

Noninterest expense was $50.2 million for the six months of 2000 reflecting an increase of $1.5 million over the 1999 level of $48.7 million. Total noninterest expense as a percent of average assets was 2.34% for the 2000 period and 2.35% for the 1999 period. Employee costs were $26.8 million in 2000, representing 1.25% of average assets on an annualized basis compared to $25.6 million or 1.23% of average assets on an annualized basis for 1999. The number of full time equivalent employees at June 30, 2000 was 1,469 compared to 1,476 at June 30, 1999.

Other operating expenses for the 2000 period were $12.7 million reflecting an increase of $294 thousand over the 1999 amount of $12.4 million. The first six months of 2000 included increases in charge card interchange expenses, collection and repossession expenses and telephone expense of $105 thousand, $227 thousand and $129 thousand, respectively. The 2000 period also reflected an increase in FDIC expenses resulting from rate changes as the FDIC Bank Insurance Fund and Savings and Loan Insurance Fund rates were standardized. Legal fees, other professional fees, stationery and supplies expenses and postage expenses reflected decreases for the first half of 2000 compared to the 1999 period. Other operating expenses for the first six months of 2000 also included a decrease in the write-down of mortgage servicing rights in the amount of $336 thousand related to the disposition of BSI in 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2000 as Compared to the First Six Months of
1999 (Continued)

Income tax expense was $8.0 million for the six months of 2000 compared to $10.5 million for the same period of 1999. The Corporation's effective tax rate was 24.5% for the 2000 period compared to 28.1% for 1999. The reduction of the Corporation's effective tax rate for 2000 was primarily the result of increased tax free income from municipal loans and bank owned life insurance during 2000 compared to the 1999 period.

Three Months ended June 30, 2000 as Compared to the Three Months
Ended June 30, 1999

Net income was $13.1 million for the second quarter of 2000, a decrease of $1.7 million over 1999 results of $14.8 million. Net income excluding the impact of securities transactions and gain on sale of loans reflected a decrease of $292 thousand when comparing the second quarter of 2000 to the second quarter of 1999. Basic earnings per share was $0.23 during the 2000 quarter compared to $0.24 for the same period of 1999. Basic earnings per share excluding the impact of securities transactions and gains on sale of loans was $0.21 during the 2000 quarter compared to $0.20 for the same period of 1999. Return on average assets was 1.22% and return on average equity was 18.03% during the 2000 quarter, compared to 1.41% and 16.42% respectively, during the 1999 quarter. Net interest income for the second quarter of 2000 of $34.9 million represented a decrease of $1.4 million over the second quarter of 1999. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2000 period was 3.68%, reflecting a decrease of 14 basis points (0.14%) from 3.82% reported in 1999. The reduction in net interest margin was related to the interest expense on funds borrowed to acquire treasury shares.

Interest and fees on loans for the three months ended June 30, 2000 increased $3.9 million compared to the three months ended June 30, 1999. The increase in interest and fees on loans for 2000 over 1999 levels was primarily a result of volume increases and rate increases for commercial loans. Average loans for the second quarter of 2000 increased $134.2 million compared to averages for the second quarter of 1999 and included increases in commercial loans and municipal loans which were partially offset by decreases in average mortgage loans and credit card loans.
The total yield on loans for the second quarter of 2000 was 8.47% representing an increase of 26 basis points (0.26%) compared to the second quarter of 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 2000 as Compared to the Three Months
Ended June 30, 1999 (Continued)

Interest income on investments for the three months ended
June 30, 2000 was $25.3 million, reflecting an increase of $89 thousand over the three months ended June 30, 1999. Rate increases for investments during the second quarter of 2000 were offset by volume decreases compared to the 1999 period. Yields on investments for the 2000 quarter were 6.90% compared to 6.48% for the same period of 1999 reflecting an increase of 42 basis points (0.42%).

Interest on deposits for the second quarter of 2000 was $27.5 million reflecting an increase of $2.0 million compared to the second quarter of 1999. Interest on total savings deposits for the three months ended June 30, 2000 increased $67 thousand compared to the same period of 1999, as rate increases were partially offset by volume decreases. Interest on time deposits for the 2000 quarter increased $1.9 million over 1999 levels of $19.3 million as both rates and volumes increased. The cost of time deposits increased 32 basis points (0.32%) for the second quarter of 2000 compared to the second quarter of 1999. Average time deposits for the three months ended June 30, 2000 were $1.6 billion, representing an increase of $54.8 million over 1999 averages. Total cost of deposits for the second quarter of 2000 was 3.75% compared to 3.47% for the second quarter of 1999, an increase of 29 basis points (0.29%).

Interest on short-term borrowings for the second quarter of 2000 increased $2.8 million compared to the second quarter of 1999, primarily as a result of volume increases for repurchase agreements. Average repurchase agreements for the three months ended June 30, 2000 were $266.1 million compared to averages for the three months ended June 30, 1999 of $85.2 million. Interest on short-term borrowings during the second quarter of 2000 also reflected rate increases in all categories. The cost of short-term borrowings for the second quarter of 2000 was 5.97% compared to 4.66% for the second quarter of 1999. Interest on long-term debt for the three months ended June 30, 2000 increased $723 thousand over the three months ended June 30, 1999. Long term debt increases during 2000 were primarily the result of capital securities issued during the third quarter of 1999 as partial funding for the previously discussed "modified Dutch Auction" tender offer.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 2000 as Compared to the Three Months
Ended June 30, 1999 (Continued)

Provision for credit losses was $2.4 million for the three months ended June 30, 2000 compared to $2.3 million for the three months ended June 30, 1999. Net charge-offs for the second quarter of 2000 were $2.5 million, compared to net charge-offs of $1.8 million for the second quarter of 1999. Net charge-offs for the second quarter of 2000 included increases in net charge-offs of commercial loans not secured by real estate of $1.1 million which were partially offset by decreases in net charge-offs of consumer real estate loans and loans to individuals compared to 1999 levels.

Securities gains were $1.7 million for the second quarter of 2000. There were no securities gains during the second quarter of 1999. The securities gains during 2000 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $14.2 million. Trust income was $1.4 million for the second quarter of 2000 compared to $1.2 million for the second quarter of 1999. During the three months ended June 30, 2000 gains on the sale of loans were $70 thousand compared to gains on sale of loans of $4.0 million for the three months ended June 30, 1999. Gains on sale of loans for the 1999 period resulted primarily from the sale of $20.4 million of retail credit card loans which resulted in a gain of $4.0 million.

Other income of $4.2 million for the second quarter of 2000 represented an increase of $1.1 million over 1999 levels. Other income for the second quarter of 2000 included increases in merchant discount, income from bank owned life insurance and insurance commissions of $151 thousand, $659 thousand and $363 thousand, respectively, compared to the same period of 1999.

Total noninterest expense for the three months ended June 30, 2000 was $25.0 million reflecting an increase of $1.0 million over the $24.0 million that was reported for the corresponding period of 1999. Employee costs were $12.9 million during the second quarter of 2000 reflecting an increase of $410 thousand over 1999 levels.

Outside data processing costs for the second quarter of 2000 increased to $924 thousand, from $863 thousand reported for the second quarter of 1999. Other operating expenses for the three months ended June 30, 2000 increased $511 thousand compared to the three months ended June 30, 1999. Collection and repo expenses reflected increases of $86 thousand for the 2000 quarter as collection efforts for delinquent loans were accelerated. Express, freight and storage expenses for the second quarter of 2000 increased $70 thousand over the second quarter of 1999, partially as a result of higher gas prices being passed on from carriers. Additional cost increases for the second quarter of 2000 compared to the corresponding period of 1999 occurred in FDIC expense, other professional fees and telephone expenses.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 2000 as Compared to the Three Months
Ended June 30, 1999 (Continued)

Income taxes decreased $1.7 million for the second quarter of 2000 compared to the 1999 quarter as income before income taxes decreased $3.4 million for the corresponding period. The Corporation's effective tax rate was 24.6% for the 2000 period compared to 28.6% for the 1999 period. The Corporation's effective tax rate was impacted by an increase in tax free income for the second quarter of 2000 compared to the second quarter of 1999.

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

Net loans remained flat in the first six months of 2000 as increases in commercial loans secured by real estate and increases in municipal loans were offset by decreases in residential real estate loans, loans to individuals and commercial loans not secured by real estate. Although end of period loan balances at June 30, 2000 compared to December 31, 1999 have not increased, both end of period and average loans outstanding have increased since June 30, 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Total deposits increased $61.5 million for the first six months of 2000 and included increases in noninterest-bearing deposits of $7.7 million and increases in time deposits of $61.8 million since year-end. Total savings deposits decreased $8.0 million during the same time period. Customers continue to reinvest savings deposits in higher yielding investments both within and outside the commercial banking industry. Included in the increase in time deposits during the first half of 2000 was the issuance of brokered time deposits in the amount of $26.1 million. Although the Corporation's primary source of funds remains traditional deposits from within the communities served by its banking subsidiaries, future sources of deposits utilized could include the use of brokered time deposits offered outside the Corporation's traditional market area.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 2000 securities available for sale had an amortized cost of $1,193.9 million and an approximate fair value of $1,131.8 million.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 2000 and December 31, 1999
(Dollar amounts in thousands):

                                         June 30, 2000
                             0-90       91-180    181-365   Cumulative
                             Days        Days       Days    0-365 Days

Loans....................$   584,016   $134,836   $237,862   $  956,714
Investments..............     44,229     37,770     67,996      149,995
Other interest-earning
 assets..................      2,177        -0-        -0-        2,177

  Total interest-sensitive
   assets................    630,422    172,606    305,858    1,108,886

Certificates of deposits.    260,495    153,448    366,218      780,161
Other deposits...........  1,059,469        -0-        -0-    1,059,469
Borrowings...............    357,503        450      1,174      359,127
  Total interest-sensitive
   liabilities...........  1,677,467    153,898    367,392    2,198,757
  GAP....................$(1,047,045)  $ 18,708   $(61,534) $(1,089,871)

ISA/ISL..................       0.38       1.12       0.83         0.50
Gap/Total assets.........     24.36%      0.44%      1.43%       25.36%

                                      December 31, 1999
                             0-90       91-180    181-365   Cumulative
                             Days        Days       Days    0-365 Days

Loans....................$   697,645   $113,547  $ 204,090  $ 1,015,282
Investments..............     44,666     39,497     66,465      150,628
Other interest-earning
 assets..................     18,799      2,759      4,532       26,090

  Total interest-sensitive
   assets................    761,110    155,803    275,087    1,192,000

Certificates of deposits.    325,985    231,804    277,769      835,558
Other deposits...........  1,074,451        -0-        -0-    1,074,451
Borrowings...............    467,255        961    127,108      595,324
  Total interest-sensitive
   liabilities...........  1,867,691    232,765    404,877    2,505,333
  GAP....................$(1,106,581)  $(76,962) $(129,790) $(1,313,333)

ISA/ISL..................       0.41       0.67       0.68         0.48
Gap/Total assets.........     25.49%      1.77%      2.99%       30.26%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at June 30, 2000, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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
                                                   At June 30,
                                               2000           1999
                                             (amounts in thousands)

Nonperforming Loans:

Loans on nonaccrual basis                   $   11,427     $    9,869
Past due loans                                  15,360         12,507
Renegotiated loans                               1,638             63
     Total Nonperforming Loans              $   28,425     $   22,439

Other real estate owned                     $    1,752     $    1,808

Loans outstanding at end of period          $2,500,422     $2,369,905

Average loans outstanding (year-to-date)    $2,511,020     $2,382,276

Nonperforming loans as percent of
  total loans                                    1.14%          0.95%

Provision for credit losses                 $    4,920     $    4,550

Net charge-offs                             $    4,738     $    3,210

Net charge-offs as percent of
  average loans outstanding                       0.19%         0.13%

Provision for credit losses as percent
  of net charge-offs                            103.84%       141.74%

Allowance for credit losses as percent
  of average loans outstanding                    1.34%         1.41%

Allowance for credit losses as percent
  of end-of-period loans outstanding              1.35%         1.42%

Allowance for credit losses as percent
  of nonperforming loans                        118.63%       149.94%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at June 30, 2000 and June 30, 1999:

                                                          2000     1999
                                                      (amounts in thousands)
Recorded investment in impaired loans at end
of period                                               $13,065   $ 9,932

Year to date average balance of impaired loans          $13,023   $10,252

Allowance for credit losses related to impaired
loans                                                   $ 2,696   $ 2,299

Impaired loans with an allocation of the allowance
for credit losses                                       $ 5,192   $ 4,392

Impaired loans with no allocation of the allowance
for credit losses                                       $ 7,873   $ 5,540

Year to date income recorded on impaired loans on
a cash basis                                            $   277   $   124

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of June 30, 2000, there were no significant concentrations of credit.

Nonperforming loans at June 30, 2000 increased $6.0 million compared to 1999 levels and included increases in nonaccrual loans, past due loans and renegotiated loans of $1.5 million, $2.9 million and $1.6 million, respectively. Nonaccrual loans reflected increases in nonaccrual loans secured by commercial real estate of $1.1 million and increases in nonaccrual commercial loans not secured by real estate of $1.2 million. Increases in nonaccrual commercial loans for 2000 were partially

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

offset by decreases in nonaccrual loans secured by residential real estate of $631 thousand. Past due loans reflected increases in past due loans secured by residential real estate of $2.9 million. The increase in renegotiated loans at June 30, 2000 compared to the corresponding period of 1999 were the result of the modification of loan terms for one commercial borrower. Although nonperforming loans as a percent of total loans have increased from 0.95% at June 30, 1999 to 1.14% at June 30, 2000 this ratio has remained stable since year-end 1999 amounts of 1.15%. The allowance for credit losses as a percent of nonperforming loans at June 30, 2000 has increased over year-end 1999 levels of 117.10%.

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

CAPITAL RESOURCES

Equity capital increased $7.7 million in the first half of 2000. Dividends declared reduced equity by $16.3 million during the 2000 period, while earnings retention was $8.3 million, representing an earnings retention rate of 33.7%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $286 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $294 thousand. The market value adjustment to securities available for sale decreased equity by $110 thousand. The cost of purchasing treasury shares decreased equity by $873 thousand while proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $299 thousand during 2000.

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

The table below presents the Corporation's capital position at
June 30, 2000:
                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital                       $359,782            13.3%
Risk-Based Requirement                108,115             4.0

Total Capital                         393,503            14.6
Risk-Based Requirement                216,231             8.0

Minimum Leverage Capital              359,782             8.4
Minimum Leverage Requirement          128,697             3.0

At June 30, 2000 the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             On April 24, 2000, the Corporation held its regularly scheduled annual meeting of shareholders. The following proposals were scheduled to be acted upon. Due to lack of required proxy response only proposal 1 was considered and acted upon during the April 24, 2000 meeting of shareholders. Voting on proposal 2 was adjourned to a meeting held on May 11, 2000.

             Proposal 1

             The following directors were elected for terms to expire in 2003:

             E.H. Brubaker
             Thomas J. Hanford
             H.H. Heilman, Jr.
             James W. Newill
             John A. Robertshaw, Jr.
             Laurie Stern Singer
             Robert C. Williams

             Proposal 2

             A proposal to amend the Corporation's 1995
             Compensatory Stock Option Plan to increase the number of shares of the Corporation's stock available for grant under the Option Plan from 2,000,000 to 4,500,000, an increase of 2,500,000 was approved.

             For         30,129,187
             Against      3,784,704
             Abstain      1,194,469
             Non-voting  23,034,488

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  AUGUST 11, 2000      /S/JOSEPH E. O'DELL
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  AUGUST 11, 2000      /S/ JOHN J. DOLAN
                             John J. Dolan, Executive Vice
                             President and Chief Financial
                             Officer

27