Form 10-Q
period 2000-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2000-11-14
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of November 6, 2000 was 58,184,802.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                             September 30,    December 31,
                                                 2000             1999

ASSETS
     Cash and due from banks on demand....    $   81,635       $   92,673
     Interest-bearing deposits with banks.           569            1,218
     Federal funds sold ..................           -0-            8,700
     Securities available for sale, at
      market..............................     1,197,019        1,144,042

     Securities held to maturity, at cost,
       (Market value $397,946 in 2000 and
       $435,000 in 1999)..................       405,021          448,347

     Loans................................     2,496,329        2,503,687
       Unearned income....................        (2,342)          (3,628)
       Allowance for credit losses........       (34,684)         (33,539)
          Net loans.......................     2,459,303        2,466,520

     Property and equipment...............        44,410           43,380
     Other real estate owned..............         1,224            1,707
     Other assets.........................       140,220          134,259

          TOTAL ASSETS....................    $4,329,401       $4,340,846

LIABILITIES

     Deposits (all domestic):
       Noninterest-bearing................    $  245,154       $  251,404
       Interest-bearing...................     2,756,817        2,697,425
          Total deposits..................     3,001,971        2,948,829

     Short-term borrowings................       354,401          424,827
     Other liabilities....................        39,997           42,152

     Company obligated mandatorily
      redeemable capital securities of
      subsidiary trust....................        35,000           35,000
     Other long-term debt.................       587,461          603,355

          Total long-term debt............       622,461          638,355

          Total liabilities...............     4,018,830        4,054,163

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       62,525,412 shares issued; 58,184,802
       and 58,142,858 shares outstanding at
       September 30, 2000 and December 31,
       1999, respectively.................        62,525           62,525
     Additional paid-in capital...........        67,593           68,330
     Retained earnings....................       269,458          257,773
     Accumulated other comprehensive income      (28,440)         (40,304)
     Treasury stock (4,340,610 shares at
       September 30, 2000 and 4,382,564 at
       December 31, 1999, at cost)........       (54,801)         (55,448)
     Unearned ESOP shares.................        (5,764)          (6,193)

       Total shareholders' equity.........       310,571          286,683

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $4,329,401       $4,340,846

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                       For the Quarter      For the 9 Months
                                     Ended September 30,  Ended September 30,
                                       2000      1999       2000      1999

Interest Income
  Interest and fees on loans.......  $52,613    $48,783   $155,678  $144,767
  Interest and dividends on
    investments:
    Taxable interest...............   22,527     22,924     66,860    65,484
    Interest exempt from Federal
     income taxes..................    2,399      2,407      7,264     7,004
    Dividends......................      887        797      2,721     2,235
  Interest on Federal funds sold...       22         18        145        77
  Interest on bank deposits........       23         10         63       101
     Total interest income.........   78,471     74,939    232,731   219,668

Interest Expense
  Interest on deposits.............   30,258     25,774     83,967    77,214
  Interest on short-term borrowings 5,297 3,456 17,071 8,737 Interest on company obligated mandatorily redeemable capital
   securities of subsidiary trust..      832        175      2,494       175
  Interest on other long-term debt.    8,347      8,749     25,149    25,757
     Total interest on long-term
      debt.........................    9,179      8,924     27,643    25,932

     Total interest expense........   44,734     38,154    128,681   111,883

Net Interest Income................   33,737     36,785    104,050   107,785
  Provision for credit losses......    2,505      2,363      7,425     6,913

Net interest income after provision
  for credit losses................   31,232     34,422     96,625   100,872

Other Income
  Securities gains.................      -0-          2      1,686       565
  Trust income.....................    1,327      1,265      4,091     4,288
  Service charges on deposit
   accounts........................    2,704      2,880      7,840     7,866
  Gain on sale of loans............       89        122        162     5,024
  Other income.....................    4,122      3,209     11,761     9,272
     Total other income............    8,242      7,478     25,540    27,015

Other Expenses
  Salaries and employee benefits...   13,044     12,039     39,885    37,637
  Net occupancy expense............    1,577      1,583      4,897     4,948
  Furniture and equipment expense..    2,081      1,748      5,889     5,543
  Data processing expense..........      745        886      2,436     2,648
  Pennsylvania shares tax expense..      817        882      2,627     2,612
  Other operating expenses.........    6,445      6,206     19,173    18,640
     Total other expenses..........   24,709     23,344     74,907    72,028

Income before income taxes.........   14,765     18,556     47,258    55,859
  Applicable income taxes..........    3,209      4,804     11,161    15,276
Net income.........................  $11,556    $13,752    $36,097   $40,583

Average Shares Outstanding(a)......57,565,411 61,290,374 57,529,015 61,215,994
Average Shares Outstanding
  Assuming Dilution(a).............57,601,162 61,491,946 57,591,432 61,434,034

Per Share Data(a):
  Basic earnings per share.........  $  0.20    $  0.22    $  0.63   $  0.66
  Diluted earnings per share.......  $  0.20    $  0.22    $  0.63   $  0.66
  Cash dividends per share.........  $  0.140   $  0.130   $  0.420  $  0.375

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

                                                               Accumulated
                                          Additional              Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury     ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock      Shares      Equity

Balance at December 31, 1998......$62,525  $ 68,978  $235,623    $ 2,199    $ (5,913)   $(8,007)    $355,405

 Comprehensive income
  Net income......................    -0-       -0-    40,583        -0-         -0-        -0-       40,583
  Other comprehensive income, net
   of tax: Unrealized holding gains
   (losses) on securities arising
   during the period..............    -0-       -0-       -0-    (28,671)        -0-        -0-      (28,671)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-       (366)        -0-        -0-         (366)

    Total other comprehensive
     income.......................    -0-       -0-       -0-    (29,037)        -0-        -0-      (29,037)

  Total comprehensive income......    -0-       -0-    40,583    (29,037)        -0-        -0-       11,546

  Cash dividends declared.........    -0-       -0-   (22,740)       -0-         -0-        -0-      (22,740)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-        996          996

  Discount on dividend reinvestment
    plan purchases................    -0-      (296)      -0-        -0-         -0-        -0-         (296)

  Treasury stock reissued.........    -0-      (267)      -0-        -0-       1,457        -0-        1,190

Balance at September 30, 1999.....$62,525  $ 68,415  $253,466   $(26,838)   $ (4,456)   $(7,011)    $346,101


Balance at December 31, 1999......$62,525  $ 68,330  $257,773   $(40,304)   $(55,448)   $(6,193)    $286,683

 Comprehensive income
  Net income......................    -0-       -0-    36,097        -0-         -0-        -0-       36,097
  Other comprehensive income, net
   of tax: Unrealized holding gains
     (losses) on securities arising
     during the period............    -0-       -0-       -0-     12,960         -0-        -0-       12,960
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-     (1,096)        -0-        -0-       (1,096)

    Total other comprehensive
     income.......................    -0-       -0-       -0-     11,864         -0-        -0-       11,864

  Total comprehensive income......    -0-       -0-    36,097     11,864         -0-        -0-       47,961

  Cash dividends declared.........    -0-       -0-   (24,412)       -0-         -0-        -0-      (24,412)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-        429          429

  Discount on dividend reinvestment
    plan purchases................    -0-      (443)      -0-        -0-         -0-        -0-         (443)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-        (873)       -0-         (873)

  Treasury stock reissued.........    -0-      (369)      -0-        -0-       1,520        -0-        1,151

  Tax benefit of stock options....    -0-        75       -0-        -0-         -0-        -0-           75

Balance at September 30, 2000.....$62,525  $ 67,593  $269,458   $(28,440)   $(54,801)   $(5,764)    $310,571

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 9 Months
                                                        Ended September 30,
                                                         2000         1999

Operating Activities
  Net income.......................................    $36,097      $40,583
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for credit losses...................      7,425        6,913
     Depreciation and amortization.................      5,415        5,750
     Net gains on sales of assets..................     (1,775)      (5,266)
     Income from increase in cash surrender value
      of bank owned life insurance.................     (2,565)      (1,591)
     Decrease (increase) in interest receivable....         13       (1,722)
     Increase (decrease) in interest payable.......      2,475       (1,543)
     Increase in income taxes payable..............      1,089        2,258
     Change in deferred taxes......................        658       (2,041)
     Other-net.....................................     (1,487)      (9,882)

       Net cash provided by operating activities...     47,345       33,459

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     52,288       99,549
     Purchases.....................................     (8,926)     (93,151)
  Transactions with securities available for sale:
     Proceeds from sales...........................     16,358       38,583
     Proceeds from maturities and redemptions......     73,463      156,889
     Purchases.....................................   (122,896)    (374,201)
  Proceeds from sales of loans and other assets....     24,963       94,327
  Sale of subsidiary...............................        -0-       (2,396)
  Investment in bank owned life insurance..........    (15,000)     (20,000)
  Net decrease (increase) in time deposits with
     banks.........................................        650         (837)
  Net increase in loans............................    (24,036)    (156,133)
  Purchases of premises and equipment..............     (5,848)      (3,736)
       Net cash used by investing activities.......     (8,984)    (261,106)

Financing Activities
  Repayments of other long-term debt...............    (50,365)        (204)
  Proceeds from issuance of other long-term debt...     34,900        9,000
  Proceeds from issuance of company obligated
    mandatorily redeemable capital securities of
    subsidiary trust...............................        -0-       35,000
  Discount on dividend reinvestment plan purchases.       (443)        (296)
  Dividends paid...................................    (24,407)     (20,256)
  Net increase in Federal funds purchased..........      8,025       39,025
  Net increase (decrease) in other short-term
    borrowings.....................................    (78,452)     151,389
  Net increase in deposits.........................     53,143        7,196
  Stock option tax benefit.........................         75          -0-
  Purchase of treasury stock.......................       (873)         -0-
  Proceeds from sale of treasury stock.............        298        1,190

       Net cash provided (used) by financing
        activities.................................    (58,099)     222,044

       Net decrease in cash and cash equivalents...    (19,738)      (5,603)

Cash and cash equivalents at January 1.............    101,373       97,615

Cash and cash equivalents at September 30..........    $81,635     $ 92,012

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2000 and the results of operations for the three month and nine month periods ended September 30, 2000 and 1999, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2000 and 1999. The results of the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Financial Statement Reclassifications

Amounts in prior periods have been reclassified to conform to the presentation format used in 2000. The reclassifications had no effect on the Corporation's financial condition or results of operations.

NOTE 3   Cash Flow Disclosures (dollar amounts in thousands)

                                          2000       1999
Cash paid during the first nine
months of the year for:

  Interest                              $126,206   $113,426
  Income Taxes                          $  9,410   $ 14,850

Noncash investing and financing
activities:

  ESOP loan reductions                  $    429    $    996
  Loans transferred to other real
    estate owned and repossessed
    assets                              $  4,733    $  3,351
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale       $ 18,252    $(44,673)
  Treasury stock reissued for
    insurance agency interest
    acquired                            $    852    $    -0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

NOTE 4   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                                September 30, 2000               September 30, 1999

                                                          Tax       Net of                Tax       Net of
                                             Pre-tax   (Expense)     Tax      Pre-tax   (Expense)     Tax
                                             Amount     Benefit     Amount    Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                 $19,938    $(6,978)     $12,960   $(44,110)  $15,439   $(28,671)
 Less:  reclassification adjustment for
  gains realized in net income               (1,686)       590       (1,096)      (563)      197       (366)
 Net unrealized gains (losses)               18,252     (6,388)      11,864    (44,673)   15,636    (29,037)
Other comprehensive income                  $18,252    $(6,388)     $11,864   $(44,673)  $15,636   $(29,037)

NOTE 5    Joint Venture Buy-Out For Insurance Agency

When the Corporation formed First Commonwealth Insurance Agency ("FCIA"), its wholly-owned subsidiary, it entered into a joint venture agreement with a partner to assist FCIA in establishing itself as a full service insurance agency in exchange for an undivided 50% interest in FCIA's expiring list of policy holders. Effective August 31, 2000 the Corporation acquired the 50% interest in the policy holders' list owned by its joint venture partner; thereby becoming the sole owner of such list. In exchange the joint venture partner received 89,742 shares of the Corporation's common stock. The net effect of this transaction is expected to reduce operating expenses by an estimated $100 thousand per quarter.

NOTE 6   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge. If a derivative qualifies as hedge, a company can elect to use hedge accounting to eliminate or reduce income-statement volatility that would arise from reporting changes in a derivative's fair value in income. FAS No. 133 was amended by FASB statement No. 137 which delays the effective date of FAS No. 133 to the first quarter of years beginning after June 15, 2000. FAS No. 133 was also amended in June 2000 by FAS No. 138. FAS No. 138 addresses and clarifies issues causing implementation difficulties for numerous entities applying FAS No. 133. FAS No. 138 includes amendments to FAS No. 133 which resulted from decisions made by the FASB related to the Derivatives Implementation Group ("DIG") process. The DIG was created by the FASB to facilitate

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

NOTE 6   New Accounting Pronouncements (Continued)

implementation by identifying issues that arise from applying the requirements of FAS No. 133 and to advise the FASB on how to resolve those issues. The Corporation currently has no freestanding derivative or hedging instruments. Management is in the process of reviewing contracts from various functional areas of the Corporation to identify potential derivatives embedded within these contracts. Management's preliminary analysis is that adoption of FAS No. 133 will not have a material impact on the Corporation's financial condition or results of operations.

In September 2000, the FASB issued statement No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinquishments of Liabilities" which replaces FASB statement No. 125, issued in June 1996. FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of FAS No. 125. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of FAS No. 140 should not have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Nine Months of 2000 as Compared to the First Nine Months of
1999

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

Net income in the nine months of 2000 was $36.1 million reflecting a decrease of $4.5 million over 1999 results of $40.6 million. The decrease in net income for the 2000 period was primarily the result of gains on the sale of loans which were realized during the 1999 period. Basic earnings per share and diluted earnings per share were $0.63 for the nine months of 2000 compared to basic earnings per share and diluted earnings per share of $0.66 for the nine months of 1999. Basic earnings per share excluding gains on sale of assets was $0.60 for both the 2000 and 1999 nine month periods. Return on average assets was 1.12% and return on average equity was 16.29% during the 2000 period, compared to 1.29% and 15.18%, respectively during the same period of 1999.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $104.1 million for the nine months of 2000 compared to $107.8 million for the same period of 1999. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.64% for the nine months of 2000 compared to 3.80% for the nine months of 1999. The reduction in net interest margin for the 2000 period compared to 1999 was primarily related to the interest expense on funds borrowed to acquire treasury shares.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2000 as Compared to the First Nine Months of
1999 (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
   (dollar amounts in thousands)
                                       2000 Change from 1999
                                   Total   Change Due Change Due
                                  Change   To Volume   To Rate

Interest-earning assets:
   Time deposits with banks      $   (38)   $   (31)    $   (7)
   Securities                      2,122     (1,636)     3,758
   Federal funds sold                 68         40         28
   Loans                          10,911      6,835      4,076
      Total interest income       13,063      5,208      7,855
Interest-bearing liabilities:
   Deposits                        6,753      1,037      5,716
   Short-term borrowings           8,334      5,804      2,530
   Long-term debt                  1,711        (25)     1,736
      Total interest expense      16,798      6,816      9,982
         Net interest income     $(3,735)   $(1,608)   $(2,127)

Interest and fees on loans increased $10.9 million for 2000 over 1999 levels, primarily as a result of volume increases and rate increases for commercial loans. Average loans for the nine months of 2000 increased $117.4 million compared to averages for the nine months of 1999 and included increases in commercial loans and municipal loans which were partially offset by decreases in average consumer loans. The decrease in consumer loans for the 2000 period resulted from the sale of $42.2 million of 1-4 family residential mortgage loans in the first quarter of 1999 and the sale of $20.4 million of consumer credit card loans during the second quarter of 1999. The total yield on loans for the first nine months of 2000 was 8.46% representing an increase of 24 basis points (0.24%) compared to the same period of 1999.

Interest income on investments increased $2.1 million for the nine months of 2000 compared to the corresponding period of 1999 and included increases due to rate for U.S. government agency securities and increases due to volume for corporate bonds. Yields on U.S. government agency securities increased 30 basis points (0.30%) for the nine months of 2000 compared to the nine months of 1999. Average balances of corporate bonds increased $65.7 million for the nine months of 2000 compared to averages for the corresponding period of 1999. Yields on investments for the first nine months of 2000 were 6.89% compared to 6.52% for the first nine months of 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2000 as Compared to the First Nine Months of
1999 (Continued)

Interest on deposits increased $6.8 million for the 2000 period compared to 1999, as interest on time deposits increased $6.5 million for the nine months of 2000 compared to 1999. Average time deposits increased $68.2 million for the nine months of 2000 compared to 1999 averages resulting in an increase in interest expense due to volume of $2.1 million. The cost of time deposits for the nine months of 2000 increased by 33 basis points (0.33%) compared to 1999 costs of 5.16% resulting in an increase in interest expense due to rate of $4.4 million.

Interest expense on short-term borrowings increased $8.3 million for the nine months of 2000 compared to the nine months of 1999 as the average balance of repurchase agreements increased $178.5 million over 1999 averages. The cost of short-term borrowings for the 2000 period also increased by 113 basis points (1.13%) compared to 1999 costs of 4.78%.

Interest expense on long-term debt increased $1.7 million for 2000 compared to the 1999 period. The long-term debt increase for 2000 resulted primarily from the funding of the repurchase of
3.8 million shares of the Corporation's common stock through a "modified Dutch Auction" tender offer during 1999. The aggregate amount of $49.7 million paid by the Corporation in connection with the repurchase of common shares was funded through the issuance of capital securities and the issuance of a bank loan from an unrelated financial institution. Capital securities borrowings in the amount of $35 million were issued during the third quarter of 1999 bearing an interest rate of 9.50% and maturing in thirty years.

The provision for credit losses was $7.4 million for the nine months of 2000 compared to $6.9 million during the 1999 period. Net charge-offs against the allowance for credit losses were $6.3 million in the 2000 period compared to $5.0 million in the 1999 period, reflecting an increase of $1.3 million. The 2000 increase in net charge-offs included increases in net charge-offs for commercial loans not secured by real estate of $1.8 million compared to 1999 net charge-offs. The increase in net charge-offs for commercial loans not secured by real estate was partially offset by decreases in net charge-offs for consumer loans in the 2000 period compared to 1999. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2000 as Compared to the First Nine Months of
1999 (Continued)

Below is an analysis of the consolidated allowance for credit losses for the nine month periods ended September 30, 2000 and 1999.

                                    2000              1999

                                    (Amounts in thousands)

Balance January 1,                 $33,539          $32,304
Loans charged off:
  Commercial, financial and
   agricultural                      2,304              447
  Real estate-construction             -0-              -0-
  Real estate-commercial                43              212
  Real estate-residential              491              763
  Loans to individuals               4,171            4,651
  Lease financing receivables          297               78

      Total loans charged off        7,306            6,151

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                        344              264
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-              -0-
  Real estate-residential               28               26
  Loans to individuals                 629              841
  Lease financing receivables           25              -0-

      Total recoveries               1,026            1,131

      Net charge offs                6,280            5,020

Provision charged to operations      7,425            6,913

Balance September 30,              $34,684          $34,197


Net securities gains increased $1.1 million during the 2000 period from $565 thousand reported in 1999. The securities gains during 2000 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $14.4 million. The securities gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. Treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively which resulted in security gains of $167 thousand and $317 thousand, respectively. Proceeds from the sale of U.S. Treasury securities in 1999 were the primary funding source for the acquisition of $20 million of bank owned life insurance during the first quarter of 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2000 as Compared to the First Nine Months of
1999 (Continued)

During the nine months of 2000 gains on the sale of loans were $162 thousand compared to gains on sale of loans of $5.0 million for the nine months of 1999. Gains on sale of loans for the 1999 period resulted primarily from the sale of $42.2 million of residential mortgage loans during the first quarter of 1999 and the sale of $20.4 million of retail credit card loans during the second quarter of 1999 which resulted in gains of $890 thousand and $4.0 million, respectively. Other income for the first nine months of 2000 was $11.8 million representing an increase of $2.5 million compared to the first nine months of 1999. Other income for the 2000 period reflected increases in gains on sale of fixed assets of $515 thousand, merchant discount of $395 thousand, ATM fees of $614 thousand and insurance commissions of $427 thousand. Other income for the 2000 period also included an increase in income from bank owned life insurance of $974 thousand, resulting in part from claim income.

Noninterest expense was $74.9 million for the nine months of 2000 reflecting an increase of $2.9 million over the 1999 level of $72.0 million. Total noninterest expense as a percent of average assets was 2.32% for the 2000 period compared to 2.28% for the 1999 period. Employee costs were $39.9 million in 2000, representing 1.24% of average assets on an annualized basis compared to $37.6 million or 1.19% of average assets on an annualized basis for 1999. Salary costs for the first nine months of 2000 increased $1.8 million over 1999 levels of $29.4 million. Employee benefit costs for the first nine months of 2000 reflected increases of $497 thousand over the first nine months of 1999 and primarily included increases in health insurance costs and a reduction of deferred loan origination costs compared to the first nine months of 1999. The number of full time equivalent employees at September 30, 2000 was 1,444 compared to 1,438 at September 30, 1999.

Furniture and equipment expenses of $5.9 million for the first nine months of 2000 reflected increases of $346 thousand over 1999 levels. Other operating expenses for the 2000 period were $19.2 million reflecting an increase of $533 thousand over the 1999 amount of $18.6 million. The first nine months of 2000 included increases in charge card interchange, checkbook printing, collection and repossession expenses and promotions expense. The 2000 period also reflected an increase in FDIC expenses resulting from rate changes as the FDIC Bank Insurance Fund and Savings and Loan Insurance Fund rates were standardized. Express freight charges for the first nine months of 2000 increased over the first nine months of 1999 partially because of the impact of gasoline prices on carrier providers. Legal fees, other professional fees, filing and recording fees and postage expenses reflected decreases for the first nine months of 2000 compared to the 1999 period. Other operating expenses for the

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2000 as Compared to the First Nine Months of
1999 (Continued)

first nine months of 2000 also included a decrease in the write-down of mortgage servicing rights in the amount of $336 thousand related to the disposition of BSI in 1999.

Income tax expense was $11.2 million for the nine months of 2000 compared to $15.3 million for the same period of 1999. The Corporation's effective tax rate was 23.6% for the 2000 period compared to 27.3% for the corresponding period of 1999. The reduction of the Corporation's effective tax rate for 2000 was primarily the result of increased tax free income from municipal loans and bank owned life insurance during 2000 compared to the 1999 period.

Three Months ended September 30, 2000 as Compared to the Three
Months Ended September 30, 1999

Net income was $11.6 million for the third quarter of 2000, a decrease of $2.2 million over 1999 results of $13.8 million. Basic earnings per share was $0.20 during the 2000 quarter compared to $0.22 for the same period of 1999. Return on average assets was 1.07% and return on average equity was 14.97% during the 2000 quarter, compared to 1.28% and 15.65% respectively, during the 1999 quarter. Net interest income for the third quarter of 2000 of $33.7 million represented a decrease of $3.0 million compared to the third quarter of 1999. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2000 period was 3.53%, reflecting a decrease of 27 basis points (0.27%) from 3.80% reported in 1999. The reduction in net interest margin was partially related to the interest expense on funds borrowed to acquire treasury shares. Net interest margin for the third quarter of 2000 compared to the 1999 period was also negatively impacted by the rate on short term liabilities increasing faster than short term yields on assets.

Interest and fees on loans for the three months ended
September 30, 2000 increased $3.8 million compared to the three months ended September 30, 1999. The increase in interest and fees on loans for 2000 over 1999 levels was primarily a result of volume increases and rate increases for commercial loans.
Average loans for the third quarter of 2000 increased $95.1 million compared to averages for the third quarter of 1999 and included increases in commercial loans and municipal loans which were partially offset by decreases in average mortgage loans and credit card loans. The total yield on loans for the third quarter of 2000 was 8.56% representing an increase of 38 basis points (0.38%) compared to the third quarter of 1999.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 2000 as Compared to the Three
Months Ended September 30, 1999 (Continued)

Interest income on investments for the three months ended September 30, 2000 was $25.8 million, reflecting a decrease of $315 thousand over the three months ended September 30, 1999. Volume decreases for investments during the third quarter of 2000 were partially offset by rate increases compared to the 1999 period. Average investments for the third quarter of 2000 decreased $67.1 million compared to averages for the third quarter of 1999. Yields on investments for the 2000 quarter were 6.89% compared to 6.68% for the same period of 1999 reflecting an increase of 21 basis points (0.21%).

Interest on deposits for the third quarter of 2000 was $30.3 million reflecting an increase of $4.5 million compared to the third quarter of 1999. Interest on total savings deposits for the three months ended September 30, 2000 increased $315 thousand compared to the same period of 1999, as rate increases were partially offset by volume decreases. Interest on time deposits for the 2000 quarter increased $4.2 million over 1999 levels of $19.1 million as both rates and volumes increased. The cost of time deposits increased 73 basis points (0.73%) for the third quarter of 2000 compared to the third quarter of 1999. Average time deposits for the three months ended September 30, 2000 were $1.6 billion reflecting an increase of $100.8 million over 1999 averages. Total cost of deposits for the third quarter of 2000 was 4.00% compared to 3.44% for the third quarter of 1999, an increase of 56 basis points (0.56%).

Interest on short-term borrowings for the third quarter of 2000 increased $1.8 million compared to the third quarter of 1999, primarily as a result of volume increases for repurchase agreements. Interest on short-term borrowings during the third quarter of 2000 also reflected rate increases. The cost of short-term borrowings for the third quarter of 2000 was 6.23% compared to 4.98% for the third quarter of 1999. Interest on long-term debt for the three months ended September 30, 2000 increased $255 thousand over the three months ended September 30, 1999. Long term debt increases during 2000 were primarily the result of capital securities issued during the third quarter of 1999 as partial funding for the previously discussed "modified Dutch Auction" tender offer.

Provision for credit losses was $2.5 million for the three months ended September 30, 2000 compared to $2.4 million for the three months ended September 30, 1999. Net charge-offs for the third quarter of 2000 were $1.5 million, compared to net charge-offs of $1.8 million for the third quarter of 1999. Net charge-offs for the third quarter of 2000 included decreases in charge-offs of loans to individuals and charge-offs of commercial loans secured by real estate compared to 1999 levels.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 2000 as Compared to the Three
Months Ended September 30, 1999 (Continued)

Other income of $4.1 million for the third quarter of 2000 represented an increase of $913 thousand over 1999 levels. Other income for the third quarter of 2000 included increases in ATM interchange fees, utility payment processing fees and income from bank owned life insurance of $428 thousand, $139 thousand and $298 thousand, respectively, compared to the same period of 1999.

Total noninterest expense for the three months ended September 30, 2000 was $24.7 million reflecting an increase of $1.4 million over the $23.3 million that was reported for the corresponding period of 1999. Employee costs were $13.0 million during the third quarter of 2000 reflecting an increase of $1.0 million over 1999 levels. Employee cost increases for the third quarter of 2000 included salary increases of $840 thousand and employee benefit cost increases of $166 thousand compared to the third quarter of 1999. Employee benefit costs for the third quarter of 2000 were primarily the result of increased health insurance costs.

Cost decreases for the third quarter of 2000 included a reduction in outside data processing expenses and Pennsylvania shares tax expense compared to the third quarter of 1999. Other operating expenses for the three months ended September 30, 2000 increased $239 thousand compared to the three months ended September 30, 1999. Collection and repo expenses reflected increases for the 2000 quarter as collection efforts for delinquent loans were accelerated. Express, freight and storage expenses for the third quarter of 2000 increased over the third quarter of 1999, partially as a result of higher gas prices being passed on from carriers. Cost decreases for the third quarter of 2000 compared to the corresponding period of 1999 occurred in other professional fees and telephone expenses.

Income taxes decreased $1.6 million for the third quarter of 2000 compared to the 1999 quarter as income before income taxes decreased $3.8 million for the corresponding period. The Corporation's effective tax rate was 21.7% for the 2000 period compared to 25.9% for the 1999 period. The Corporation's effective tax rate was impacted by an increase in tax free income for the third quarter of 2000 compared to the third quarter of 1999.

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

Net loans decreased $7.2 million in the first nine months of 2000 as increases in commercial loans secured by real estate and increases in municipal loans were offset by decreases in residential real estate loans and loans to individuals. Total deposits increased $53.1 million for the first nine months of 2000 and included increases in time deposits of $97.2 million which were partially offset by decreases in demand deposits and total savings deposits of $6.3 million and $37.8 million, respectively. Customers continue to reinvest savings deposits in higher yielding investments both within and outside the commercial banking industry. Included in the increase in time deposits during the first nine months of 2000 was the issuance of brokered time deposits in the amount of $26.1 million. Although the Corporation's primary source of funds remains traditional deposits from within the communities served by its banking subsidiaries, future sources of deposits utilized could include the use of brokered time deposits offered outside the Corporation's traditional market area.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 2000 securities available for sale had an amortized cost of $1,240.7 million and an approximate fair value of $1,197.0 million.

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

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 2000 and December 31, 1999
(Dollar amounts in thousands):

                                       September 30, 2000
                             0-90       91-180    181-365   Cumulative
                             Days        Days       Days    0-365 Days

Loans....................$   589,409   $134,158   $ 244,237  $   967,804
Investments..............     43,216     42,907      84,519      170,642
Other interest-earning
 assets..................        569        -0-         -0-          569

  Total interest-sensitive
   assets................    633,194    177,065     328,756    1,139,015

Certificates of deposits.    233,659    185,564     428,284      847,507
Other deposits...........  1,030,656        -0-         -0-    1,030,656
Borrowings...............    376,447        790         884      378,121
  Total interest-sensitive
   liabilities...........  1,640,762    186,354     429,168    2,256,284
  GAP....................$(1,007,568)  $ (9,289)  $(100,412) $(1,117,269)

ISA/ISL..................       0.39       0.95        0.77         0.50
Gap/Total assets.........     23.27%      0.21%       2.32%       25.81%

                                       December 31, 1999
                             0-90       91-180    181-365   Cumulative
                             Days        Days       Days    0-365 Days

Loans....................$   697,645   $113,547  $ 204,090  $ 1,015,282
Investments..............     44,666     39,497     66,465      150,628
Other interest-earning
 assets..................     18,799      2,759      4,532       26,090

  Total interest-sensitive
   assets................    761,110    155,803    275,087    1,192,000

Certificates of deposits.    325,985    231,804    277,769      835,558
Other deposits...........  1,074,451        -0-        -0-    1,074,451
Borrowings...............    467,255        961    127,108      595,324
  Total interest-sensitive
   liabilities...........  1,867,691    232,765    404,877    2,505,333
  GAP....................$(1,106,581)  $(76,962) $(129,790) $(1,313,333)

ISA/ISL..................       0.41       0.67       0.68         0.48
Gap/Total assets.........     25.49%      1.77%      2.99%       30.26%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at September 30, 2000, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame nor over the next twenty-four months and the Corporation's position would remain well within current policy guidelines.

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
                                                At September 30,
                                               2000           1999
                                             (amounts in thousands)

Nonperforming Loans:

Loans on nonaccrual basis                   $   11,953     $   10,184
Past due loans                                  17,687         15,776
Renegotiated loans                               1,630             63
     Total Nonperforming Loans              $   31,270     $   26,023

Other real estate owned                     $    1,224     $    1,628

Loans outstanding at end of period          $2,493,987     $2,437,391

Average loans outstanding (year-to-date)    $2,504,998     $2,387,563

Nonperforming loans as percent of
  total loans                                    1.25%          1.07%

Provision for credit losses                 $    7,425     $    6,913

Net charge-offs                             $    6,280     $    5,020

Net charge-offs as percent of
  average loans outstanding                       0.25%         0.21%

Provision for credit losses as percent
  of net charge-offs                            118.23%       137.71%

Allowance for credit losses as percent
  of average loans outstanding                    1.38%         1.43%

Allowance for credit losses as percent
  of end-of-period loans outstanding              1.39%         1.40%

Allowance for credit losses as percent
  of nonperforming loans                        110.92%       131.41%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30, 2000 and September 30, 1999:

                                                          2000     1999
                                                      (amounts in thousands)
Recorded investment in impaired loans at end
of period                                               $13,583   $10,247

Year to date average balance of impaired loans          $13,166   $10,031

Allowance for credit losses related to impaired
loans                                                   $ 2,483   $ 2,854

Impaired loans with an allocation of the allowance
for credit losses                                       $ 5,200   $ 4,833

Impaired loans with no allocation of the allowance
for credit losses                                       $ 8,383   $ 5,414

Year to date income recorded on impaired loans on
a cash basis                                            $   300   $   280

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of September 30, 2000, there were no significant concentrations of credit.

Nonperforming loans at September 30, 2000 increased $5.2 million compared to 1999 levels and included increases in nonaccrual loans, past due loans and renegotiated loans of $1.8 million, $1.9 million and $1.6 million, respectively. Nonaccrual loans reflected increases in nonaccrual loans secured by commercial real estate of $1.4 million and increases in nonaccrual home equity loans of $677 thousand. Increases in nonaccrual commercial loans and home equity loans for 2000 were partially

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

offset by decreases in nonaccrual loans secured by residential real estate of $436 thousand. Past due loans reflected increases in past due loans secured by residential real estate of $1.3 million and past due loans secured by commercial real estate of $1.7 million. Past due loans at September 30, 2000 reflected a decrease of past due loans to individuals. The increase in renegotiated loans at September 30, 2000 compared to the corresponding period of 1999 was the result of the modification of loan terms for one commercial borrower. Nonperforming loans as a percent of total loans was 1.25% at September 30, 2000 compared to 1.15% at December 31, 1999 and 1.07% at September 30, 1999.

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

CAPITAL RESOURCES

Equity capital increased $23.9 million in the first nine months of 2000. Dividends declared reduced equity by $24.4 million during the 2000 period, while earnings retention was $11.7 million, representing an earnings retention rate of 32.4%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $429 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $443 thousand. The market value adjustment to securities available for sale increased equity by $11.9 million. The cost of purchasing treasury shares decreased equity by $873 thousand while proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $299 thousand during 2000. Equity capital during 2000 also reflected an increase of $852 thousand from the reissuance of treasury shares to fund the buy-out of FCIA's joint venture partner (See NOTE 4 to the Consolidated Financial Statements.)

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

The table below presents the Corporation's capital position at
September 30, 2000:
                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital                       $363,668            13.2%
Risk-Based Requirement                109,962             4.0

Total Capital                         398,031            14.5
Risk-Based Requirement                219,923             8.0

Minimum Leverage Capital              363,668             8.5
Minimum Leverage Requirement          128,679             3.0

At September 30, 2000 the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

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

             Not applicable

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  NOVEMBER 13, 2000    /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  NOVEMBER 13, 2000    /S/ John J. Dolan
                             John J. Dolan, Executive Vice
                             President and Chief Financial
                             Officer

27