Form 10-K
period 2000-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2001-04-02
CIK 712537

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 2000 commission file number 0-11242

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

    TITLE OF CLASS                         OUTSTANDING AT March 28, 2001

Common Stock, $1 Par Value                        58,222,096 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 28, 2001), was approximately $545,159,574.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 2001 are incorporated by reference into Part III.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                  First Commonwealth Financial Corporation

                                 FORM 10-K

                                   INDEX

PART I                                                        PAGE

ITEM 1.   Business

          Description of business..........................     2
          Competition......................................     4
          Supervision and regulation.......................     8

ITEM 2.   Properties.......................................     7

ITEM 3.   Legal Proceedings................................     7

ITEM 4.   Submission of Matters to a Vote of Security
           Holders.........................................     7


PART II

ITEM 5.   Market for Registrant's Common Stock and Related
           Security Holder Matters.........................     8

ITEM 6.   Selected Financial Data..........................     9

ITEM 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation..............    10

Item 7A.  Quantitative and Qualitative Disclosures About
           Market Risk.....................................    27

ITEM 8.   Financial Statements and Supplementary Data......    28


ITEM 9.   Disagreements on Accounting and Financial
           Disclosures.....................................    64


PART III

ITEM 10.   Directors and Executive Officers of the
            Registrant.....................................    64

ITEM 11.   Management Renumeration and Transactions........    65

ITEM 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................    65

ITEM 13.   Certain Relationships and Related Transactions..    65


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................    66
            Signatures.....................................    68

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

Through FCB, the Corporation traces its banking origins to 1866. FCB and Southwest ("Subsidiary Banks") conduct business through 92 community banking offices in the counties of Allegheny (4), Armstrong (3), Beaver (1), Bedford
(4), Blair (8), Cambria (11), Centre (2), Clearfield (5), Elk (3), Franklin
(2), Huntingdon (6), Indiana (9), Jefferson (4), Lawrence (6), Somerset (6), Washington (1), and Westmoreland (17). The Subsidiary Banks engage in general banking business and offer a full range of financial services including such general retail banking services as demand, savings and time deposits and mortgage, consumer installment and commercial loans.

The Subsidiary Banks operate a network of 83 automated teller machines ("ATMs") which permits customers to conduct routine banking transactions 24 hours a day. Of the ATMs, 60 are located on the premises of their main or branch offices and 23 are in remote locations. All the ATMs are part of the MAC network which consists of over 23,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 45 states. The ATMs operated by the Subsidiary Banks are also part of the global MasterCard/Cirrus network which is comprised of more than 300,000 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders. Such networks allow the Subsidiary Banks' customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

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

Commonwealth Systems Corporation ("CSC") was incorporated as a Pennsylvania business corporation in 1984 by the Corporation to function as its data processing subsidiary and it has its principal place of business in Indiana, Pennsylvania. Before August 1984, it had operated as the data processing department. CSC provides on-line general ledger accounting services and bookkeeping services for deposit and loan accounts to the Corporation, the Banking Subsidiaries and its other nonbank subsidiaries. CSC also acts as a centralized purchasing agent for the purchase of computer hardware and software products by the Corporation and subsidiaries as well as providing technical support for the installation and use of these products. It competes, principally with data processing subsidiaries of other, mostly larger, banks, on the basis of the price and quality of its services and the speed with which such services are delivered.

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

The Corporation and its subsidiaries employed approximately 1,460 persons (full-time equivalents) at December 31, 2000. The Corporation does not engage in any significant business activities other than holding the stock of its subsidiaries. The Corporation does not at present have any plans to expand or modify its business or that of its subsidiaries, other than as described herein. Nevertheless, it will be receptive to and may actively seek out mergers and acquisitions in the event opportunities which management considers advantageous to the development of the Corporation's business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

The Subsidiary Banks, FCTC and FCIA face intense competition, both from within and without their service areas, in all aspects of business. The Subsidiary Banks compete for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within their service area. With respect to loans to larger businesses the Subsidiary Banks also compete with much larger banks located outside of their service area. The Subsidiary Banks also compete, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions. In recent years the Subsidiary Banks have encountered significant competition for deposits from money market funds, mutual funds and institutions that offer annuities located throughout the United States. Money market funds pay dividends to their shareholders (which are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by the Subsidiary Banks. Annuities accumulate interest on the amounts deposited over a predetermined time period. The depositor is then entitled to withdraw his funds for a fixed period of time or until death. The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made. In addition to savings and loan associations and credit unions, the Subsidiary Banks also compete for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout their service area. The Subsidiary Banks believe that the principal means by which they compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of their offices and ATMs, the sophistication and quality of their services and the prices (primarily interest rates) of their services. Additionally, the Subsidiary Banks intend to remain competitive by offering financial services that target specific customer needs. Development of an integrated advisory sales model to integrate products between our Banks, Insurance Agency and Trust Company as well as utilization of an employee team to deliver products and services to our commercial customers through our "Total Solutions Financial Management" approach have been positively received by our customers. Specific customer needs are also met through an enhanced customer delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the Subsidiary Banks' branch offices. The Corporation will continue to enhance its customer delivery system in the future as the Internet is utilized to provide customers access to product information and on-line banking.

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

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisition. On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction. As of December 31, 2000 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, of which the following 18 are east of the Mississippi River: Connecticut, Delaware, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Rhode Island, Tennessee, Vermont and West Virginia. A similar law is applicable to savings associations and savings and loan holding companies.

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

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana County Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s. The Corporation, NBOC, CSC and FCB occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and renewed during 1998 for an additional 25 years. Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines. In order to support future expansion needs and centralization of various functional areas such as loan processing, marketing, and accounting, the Corporation also owns two additional structures, free of all liens and encumbrances. These facilities currently provide office space for the Corporation, CSC, FCTC, FCB, FCIA and FCPRI. The Subsidiary Banks have 92 banking facilities of which 25 are leased and 67 are owned in fee, free of all liens and encumbrances. All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities. Management believes all such facilities to be in good repair and well suited to their uses. Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

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

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF." The approximate number of holders of record of the Corporation's common stock is 12,800. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

                                                           Cash
                                                         Dividends
Period                 High Sale        Low Sale         Per Share

2000
First Quarter           $12.000          $8.625           $0.140
Second Quarter          $11.625          $9.063           $0.140
Third Quarter           $10.188          $8.750           $0.140
Fourth Quarter          $10.875          $8.875           $0.145

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

8

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6. Selected Financial Data (Dollar Amounts in Thousands, except per share data)

The following selected financial data is not covered by the auditor's report and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the consolidated financial statements and related notes. All amounts have been restated to reflect the poolings of interests. Financial statement amounts for prior periods have also been reclassified to conform to the presentation format used in 2000. The reclassifications had no effect on the Corporation's financial condition or result of operations.

                                                                  Years Ended December 31,
                                                   2000         1999         1998         1997         1996
Interest income............................      $311,882     $296,089     $282,067     $253,917     $234,957
Interest expense...........................       174,539      152,653      148,282      124,427      109,189

  Net interest income......................       137,343      143,436      133,785      129,490      125,768
Provision for credit losses................        10,030        9,450       15,049       10,152        6,301
  Net interest income after provision for
    credit losses..........................       127,313      133,986      118,736      119,338      119,467

Securities gains...........................         1,745          565        1,457        6,825        1,599
Other operating income.....................        31,938       33,660       27,929       20,599       18,482
Merger and related charges.................           -0-          -0-        7,915          -0-          -0-
Other operating expenses...................        99,461       95,569       93,980       89,885       86,191
      Income before taxes and extra-
       ordinary items......................        61,535       72,642       46,227       56,877       53,357
Applicable income taxes....................        14,289       19,612       12,229       17,338       16,164
      Net income before extraordinary items        47,246       53,030       33,998       39,539       37,193
Extraordinary items (less applicable taxes
  of $336).................................           -0-          -0-         (624)         -0-          -0-
Net income.................................      $ 47,246     $ 53,030     $ 33,374     $ 39,539     $ 37,193

Per Share Data (a)
  Net income before extraordinary items....         $0.82        $0.88        $0.55        $0.64        $0.60
  Extraordinary items......................          0.00         0.00        (0.01)        0.00         0.00
  Net income...............................         $0.82        $0.88        $0.54        $0.64        $0.60

  Dividends declared.......................        $0.565       $0.515       $0.445        $0.41        $0.37

  Average shares outstanding...............    57,558,929   60,333,092   61,333,572   61,671,898   62,310,086

Per Share Data Assuming Dilution (a)
  Net income before extraordinary items....         $0.82        $0.88        $0.55        $0.64        $0.60
  Extraordinary items......................          0.00         0.00        (0.01)        0.00         0.00
  Net income...............................         $0.82        $0.88        $0.54        $0.64        $0.60

  Dividends declared.......................        $0.565       $0.515       $0.445        $0.41        $0.37

  Average shares outstanding...............    57,618,671   60,569,322   61,666,026   61,845,674   62,381,790

At End of Period
  Total assets.............................    $4,372,312   $4,340,846   $4,096,789   $3,668,557   $3,339,996
  Investment securities....................     1,636,337    1,592,389    1,525,332    1,015,798      901,411
  Loans and leases, net of unearned income.     2,490,827    2,500,059    2,374,850    2,436,337    2,236,523
  Allowance for credit losses..............        33,601       33,539       32,304       25,932       25,234
  Deposits.................................     3,064,146    2,948,829    2,931,131    2,884,343    2,756,111
  Company obligated mandatorily redeemable
    capital securities of subsidiary trust.        35,000       35,000          -0-          -0-          -0-
  Other long-term debt.....................       621,855      603,355      630,850      193,054       52,737
  Shareholders' equity.....................       334,156      286,683      355,405      354,323      341,522

Key Ratios
  Return on average assets.................         1.10%        1.25%        0.85%        1.15%        1.17%
  Return on average equity.................        15.65%       15.44%        9.13%       11.31%       11.07%
  Net loans to deposit ratio...............        80.19%       83.64%       79.92%       83.57%       80.23%
  Dividends per share as a percent of net
    income per share.......................        68.90%       58.52%       82.41%       64.06%       61.67%
  Average equity to average assets ratio...         7.00%        8.10%        9.28%       10.16%       10.53%

(a)  Where applicable, per share amounts have been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on October 19, 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (The "Corporation") for the years ended
December 31, 2000, 1999 and 1998 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

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

Financial statements amounts in prior periods have been reclassified to conform to the presentation format used in 2000. The reclassifications had no effect on the Corporation's financial condition or results of operations.

Results of Operations

Net income in 2000 was $47.2 million, reflecting a decrease of $5.8 million from 1999 results of $53.0 million and compared to $33.4 million reported in 1998. The decrease in net income for 2000 was primarily the result of gains on sale of loans which were realized during 1999. The 1998 period was impacted negatively by a number of merger and other related charges totaling $7.9 million. These charges included merger expenses for the acquisition of Southwest National Corporation, early retirement and postretirement benefit accruals and premises and equipment expenses to standardize depreciation methods. Extraordinary items for 1998 resulted from a single transaction whereby the Corporation incurred a cost of $960 thousand for the prepayment of FHLB term borrowings. This transaction was executed as part of the Corporation's repositioning of its balance sheet to reduce exposure to declining interest rates.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Basic earnings per share and diluted earnings per share were $0.82 for 2000 compared to basic earnings per share and diluted earnings per share of $0.88 for 1999. Basic earnings per share and diluted earnings per share were $0.54 for 1998. Basic earnings per share excluding gains on sale of assets was $0.79 for 2000 compared to $0.82 for 1999. Return on average assets was 1.10% and return on average equity was 15.65% during 2000 compared to 1.25% and 15.44%, respectively for 1999. Return on average assets was 0.85% during 1998 while return on average equity was 9.13%.

The following is an analysis of the impact of changes in net income on basic earnings per share:

                                            2000              1999
                                             vs.               vs.
                                            1999              1998

Net income per share, prior year           $0.88             $0.54

Increase (decrease) from changes in:
  Net interest income                       0.01              0.20
  Provision for credit losses              (0.02)             0.09
  Security transactions                     0.02             (0.01)
  Gain on sale of loans                    (0.08)             0.06
  Other income                              0.07              0.05
  Salaries and employee benefits           (0.09)            (0.03)
  Occupancy and equipment costs            (0.02)             0.00
  Merger and other related charges          0.00              0.13
  Other expenses                           (0.03)            (0.03)
  Provision for income taxes                0.08             (0.13)
  Extraordinary items, net of tax           0.00              0.01

Net income per share                       $0.82             $0.88

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $137.3 million in 2000 compared to $143.4 million in 1999 and $133.8 million in 1998. The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 2000.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                                                     Average Balance Sheets and Net Interest Analysis
                                                                (Dollar Amounts in Thousands)

                                             2000                             1999                             1998
                                 Average    Income/   Yield or    Average    Income/   Yield or    Average    Income/   Yield or
                                 Balance    Expense   Rate(a)     Balance    Expense   Rate(a)     Balance    Expense   Rate(a)
Assets
Interest-earning assets:
  Time deposits with banks    $    1,220  $       82    6.71%   $    1,844    $    121    6.56%   $    3,692    $    230    6.23%
  Investment securities        1,572,290     103,018    6.88     1,608,467     100,853    6.59     1,271,319      78,205    6.43
  Federal funds sold               3,821         234    6.12         2,097         105    5.01        35,521       1,893    5.33
  Loans (b) (c), net of
    unearned income            2,503,036     208,548    8.50     2,408,450     195,010    8.21     2,439,436     201,739    8.38
   Total interest-
      earning assets           4,080,367     311,882    7.87     4,020,858     296,089    7.56     3,749,968     282,067    7.69

Noninterest-earning assets:
  Cash                            74,178                            80,716                            78,999
  Allowance for credit losses    (34,296)                          (33,757)                          (27,388)
  Other assets                   191,534                           174,063                           138,114
   Total noninterest-
      earning assets             231,416                           221,022                           189,725
    Total Assets              $4,311,783                        $4,241,880                        $3,939,693

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing
    demand deposits (d)       $  386,149  $    9,593    2.48%   $  386,124    $  8,375    2.17%   $  341,835    $  7,579    2.22%
  Savings deposits (d)           652,647      17,027    2.61       712,637      17,769    2.49       715,814      21,379    2.99
  Time deposits                1,585,694      88,887    5.61     1,499,857      77,187    5.15     1,530,491      85,002    5.55
  Short-term borrowings          371,286      22,218    5.98       279,269      13,832    4.95       195,334      10,214    5.23
  Long-term debt                 632,837      36,814    5.82       643,746      35,490    5.51       430,677      24,108    5.60
    Total interest-
      bearing liabilities      3,628,613     174,539    4.81     3,521,633     152,653    4.33     3,214,151     148,282    4.61

Noninterest-bearing
 liabilities and capital:
  Noninterest-bearing
    demand deposits (d)          349,259                           345,311                           328,720
  Other liabilities               31,971                            31,439                            31,177
  Shareholders' equity           301,940                           343,497                           365,645
    Total noninterest-
      bearing funding sources    683,170                           720,247                           725,542
      Total Liabilities and
        Shareholders' Equity  $4,311,783                        $4,241,880                        $3,939,693

 Net Interest Income and
    Net Yield on Interest-
    earning Assets                          $137,343    3.59%                 $143,436    3.76%                 $133,785    3.73%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Both interest income and interest expense increased over 1999 levels as a result of both volume increased and rate increases. Average interest-earning assets increased $59.5 million while average interest-bearing liabilities increased $107.0 million in 2000. Asset yields, on a tax-equivalent basis, increased 31 basis points (0.31%) during 2000 to 7.87%, from 7.56% reported in 1999 and compared to 7.69% reported in 1998. The cost of funds for 2000 increased 48 basis points (0.48%) over 1999 costs of 4.33% and compared to costs of 4.61% for 1998.

Interest and fees on loans increased $13.5 million for 2000 over 1999 levels, primarily as a result of volume and rate increases for commercial loans. Enhanced marketing strategies continue to enable the Corporation to capitalize on lending opportunities with small to mid-sized commercial customers, including Small Business Administration ("SBA") loans generated through the Corporation's preferred lender status. Average loans for 2000 increased $94.6 million compared to 1999 averages and included increases in commercial loans and municipal loans which were partially offset by decreases in average consumer loans. The decrease in average consumer loans for the 2000 period resulted from the sale of $42.2 million of 1-4 family residential mortgage loans in the first quarter of 1999 and the sale of $20.4 million of consumer credit card loans during the second quarter of 1999.

Interest and fees on loans also reflected increases due to rate of $6.2 million during 2000 as loan yields increased 29 basis points (0.29%) during 2000 to 8.50% from 8.21% reported for 1999 and compared to 8.38% during 1998. Mortgage portfolio yields rose 17 basis points (0.17%) for 2000 compared to 1999 as "teaser-rates" on innovative loan products introduced in previous years were phased out. Yields on commercial loans, municipal loans, and both secured and unsecured revolving credit loans for 2000 also reflected increases compared to 1999 yields reflecting the increase in general interest rates.

Interest income on investments increased $2.2 million for 2000 compared to 1999, as rate increases during 2000 were only partially offset by volume decreases. Yields on investments for 2000 were 6.88% compared to 6.59% for 1999 and 6.43% for 1998. Increases in interest income due to rate for U.S. government agency securities were $2.4 million during 2000 as yields on U.S. government agency securities increased 22 basis points (0.22%) compared to 1999 yields. Prepayment speeds of mortgage backed securities which had slowed during 1999 as interest rates rose, began to accelerate at the end of 2000 as interest rates began to decline. The primary risk of owning MBS relates to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact on prepayment speeds. As interest rates increase, prepayment speeds generally decline, resulting in a longer average life of a MBS. Conversely as interest rates decline, prepayment speeds increase, resulting in a shorter average life of a MBS. Using computer simulation models, the Corporation tests the average life and yield volatility of all MBSs under various interest rate scenarios on a regular basis to insure that volatility falls within acceptable limits. The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. government and agency securities.

Decreases in interest income on investments due to volume of $2.4 million during 2000 resulted primarily from volume decreases for U.S. government agency securities which were partially offset by volume increases for corporate bonds. Average balances of U.S. government agency securities decreased $111.6 million for 2000 compared to 1999 averages as an inverted yield curve prevented a reinvestment of proceeds generated by paydowns at a positive spread. Average balances of corporate bonds increased $66.1 million over the same time period primarily as a result of investment in trust preferred securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Interest on deposits increased $12.2 million for 2000 compared to 1999 as both volumes and rates increased over 1999 levels. Average time deposits increased $85.8 million for 2000 compared to 1999, resulting in an increase in interest expense due to volume of $4.4 million. Increases in average time deposits for 2000 compared to 1999 averages were partially offset by decreases in average savings deposits of $60.0 million. The cost of time deposits for 2000 increased by 46 basis points (0.46%) compared to 1999 costs of 5.15%, resulting in an increase in interest expense due to rate of $7.3 million. Interest on total savings deposits for 2000 also reflected increases due to rate of $2.0 million as deposit costs for total savings deposits increased 18 basis points (0.18%) for 2000 compared to 1999. Average balances of noninterest-bearing demand deposits for 2000 reflected an increase of $3.9 million compared to 1999 averages.

Interest expense on short-term borrowings increased $8.4 million during 2000 as the average balance of repurchase agreements increased $150.9 million. The cost of short-term borrowings for 2000 also increased by 103 basis points (1.03%) compared to 1999 costs of 4.95%.

Interest expense on long-term debt increased $1.3 million for 2000 compared to the 1999 period. The long-term debt increase for 2000 resulted primarily from the funding of the repurchase of 3.8 million shares of the Corporation's common stock through a "modified Dutch Auction" tender offer during 1999. The aggregate amount of $49.7 million paid by the Corporation in connection with the repurchase of common shares was funded through the issuance of capital securities and the issuance of a bank loan from an unrelated financial institution. Capital securities borrowings in the amount of $35 million were issued during the third quarter of 1999 bearing an interest rate of 9.50% and maturing in thirty years, consequently interest expense on capital securities for 2000 was $3.3 million compared to $1.0 million for 1999. The parent company incurred a $16 million bank loan during 1999 primarily to fund the remaining cost of the stock repurchase. (See NOTE 16 to the financial statements for a description of the Company obligated mandatorily redeemable capital securities of subsidiary trust and
NOTE 17 to the financial statements for a description of the bank loan incurred).

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets), was 3.59% during 2000 compared to 3.76% in 1999 and 3.73% in 1998. The Corporation's use of computer modeling to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion herein.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

                                    Analysis of Year-to-Year Changes in Net Interest Income
                                               (Dollar Amounts in Thousands)

                                       2000 Change from 1999                    1999 Change from 1998
                                 Total     Change Due    Change Due       Total     Change Due    Change Due
                                 Change    to Volume      to Rate         Change    to Volume      to Rate
Interest-earning assets:
    Time deposits with banks   $   (39)     $   (41)      $      2      $  (109)     $  (115)      $      6
    Securities                   2,165       (2,383)         4,548       22,648       21,682            966
    Federal funds sold             129           86             43       (1,788)      (1,781)            (7)
    Loans                       13,538        7,765          5,773       (6,729)      (2,596)        (4,133)
      Total interest income     15,793        5,427         10,366       14,022       17,190         (3,168)
Interest-bearing liabilities:
    Deposits                    12,176        2,922          9,254      (10,629)        (815)        (9,814)
    Short-term borrowings        8,386        4,558          3,828        3,618        4,389           (771)
    Long-term debt               1,324         (601)         1,925       11,382       11,927           (545)
      Total interest expense    21,886        6,879         15,007        4,371       15,501        (11,130)
      Net interest income      $(6,093)     $(1,452)      $(4,641)      $ 9,651      $ 1,689       $  7,962

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

The provision for credit losses is an amount added to the allowance against which credit losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The provision for credit losses was $10.0 million in 2000 compared to $9.5 million in 1999 and $15.0 million in 1998. The 1998 period contains an additional provision of $4.2 million recorded in the fourth quarter of 1998 to reflect changing economic conditions. The allowance for credit losses was $33.6 million at December 31, 2000, for a ratio of 1.35% of actual loans outstanding. The ratio of the allowance for credit losses to total loans outstanding as of December 31, 2000 has increased slightly from the 1.34% reported as of December 31, 1999. Net charge-offs for 2000 reflected increases in charge-offs of commercial loans not secured by real estate of $2.0 million and revolving credit loans of $269 thousand which were partially offset by decreases in net charge-offs of 1-4 family residential mortgages, consumer installment and commercial loans secured by real estate. Net charge-offs against the allowance for credit losses were $10.0 million, or 0.40% of average total loans in 2000. This compared to net charge-offs of $8.2 million in 1999 and $8.7 million in 1998. Net charge-offs were 0.34% and 0.36% of average total loans during 1999 and 1998, respectively. For an analysis of credit quality, see the "Credit Review" section of this discussion.

The following table presents an analysis of the consolidated allowance for credit losses for the five years ended December 31, 2000 (Dollar Amounts in Thousands):

                                                    Summary of Loan Loss Experience

                                           2000       1999       1998       1997      1996
Loans outstanding at end of year        $2,490,827 $2,500,059 $2,374,850 $2,436,337 $2,236,523

Average loans outstanding               $2,503,036 $2,408,450 $2,439,436 $2,330,657 $2,060,196

Allowance for credit losses:
Balance, beginning of year              $   33,539 $   32,304 $   25,932 $   25,234 $   23,803

Loans charged off:
  Commercial, financial and agricultural     4,335      1,821      1,513      1,473        633
  Loans to individuals                       5,521      6,126      7,293      8,022      5,069
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                       130        427        812        664        440
  Real estate-residential                      874      1,035        690        819        195
  Lease financing receivables                  407        187        319        -0-         26
    Total loans charged off                 11,267      9,596     10,627     10,978      6,363

Recoveries of loans previously charged off:
  Commercial, financial and agricultural       406        290        462        223        263
  Loans to individuals                         826      1,057      1,328      1,218      1,033
  Real estate-construction                     -0-        -0-        -0-        -0-        -0-
  Real estate-commercial                       -0-        -0-         70         13         83
  Real estate-residential                       42         33         87         57        109
  Lease financing receivables                   25          1          3         13          5
    Total recoveries                         1,299      1,381      1,950      1,524      1,493
    Net loans charged off                    9,968      8,215      8,677      9,454      4,870
Provision charged to expense                10,030      9,450     15,049     10,152      6,301

Balance, end of year                    $   33,601 $   33,539 $   32,304 $   25,932 $   25,234

Ratios:
  Net charge-offs as a percentage of
    average loans outstanding                0.40%      0.34%      0.36%      0.41%      0.24%
  Allowance for credit losses as
    a percentage of average loans
    outstanding                              1.34%      1.39%      1.32%      1.11%      1.22%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Net securities gains increased $1.2 million during 2000 from $565 thousand reported in 1999 and compared to $1.5 million in 1998. The securities gains during 2000 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $19.9 million. The securities gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively, which resulted in securities gains of $167 thousand and $317 thousand, respectively. Proceeds from the sale of U.S. treasury securities in 1999 were the primary funding source for the acquisition of $20 million of bank owned life insurance during the first quarter of 1999. The security gains during 1998 resulted in part from the third and fourth quarter sales of floating collateralized mortgage obligations classified as securities "available for sale" having book values of $87.9 million and $16.1 million respectively, which resulted in security gains of $1.7 million during the third quarter and security losses of $803 thousand during the fourth quarter. These securities were sold to reduce the exposure to accelerated prepayments in a declining interest rate environment. The $89.6 million proceeds from the sale of securities in the third quarter of 1998 were used to reduce outstanding Federal funds purchased while the $15.3 million proceeds in the fourth quarter of 1998 were reinvested in higher yielding municipal securities. The 1998 securities gains also included the sale of U.S. treasury securities having a book value of $45.8 million with the proceeds being reinvested in mortgage backed and other U.S. government agency securities with similar average expected maturities and the sale of Pennsylvania bank stocks having a book value of $5.2 million. Securities losses of $586 thousand were incurred during the fourth quarter of 1998 primarily as a result of the sale of mutual funds classified as equity securities having a book value of $5.8 million.

Trust income of $5.6 million for 2000 compared to $5.5 million for 1999 and $5.3 million for 1998. Enhanced referral programs and integrated growth plans for financial affiliates have been initiated to help improve sales in various areas including trust assets managed. Additional noninterest income analysis is planned for 2001 through the use of recently implemented customer and product profitability systems. Conversion of deposit processing systems utilized by the Corporation's data processing subsidiary to new software during 2001 will facilitate the offering of enhanced deposit products and services which are expected to increase deposit fees in future periods.

Gains on sale of loans decreased $4.7 million for 2000 from 1999 gains on sale of loans of $5.0 million and compared to $1.6 million reported in 1998. Gains on sale of loans for the 1999 period resulted primarily from the sale of $42.2 million of residential mortgage loans during the first quarter of 1999 and the sale of its $20.4 million retail credit card loans during the second quarter of 1999 which generated gains of $890 thousand and $4.0 million, respectively. Gains on sale of loans for 1998 resulted primarily from the sale of $52.5 million of 1-4 family residential mortgage loans during the fourth quarter of 1998 which resulted in a gain of $1.3 million.

Other income for 2000 was $15.6 million representing an increase of $3.1 million over 1999 income of $12.5 million and compared to $11.4 for 1998. Other income for the 2000 period reflected a gain on sale of fixed assets of $515 thousand and increases in merchant discount of $401 thousand and MAC interchange fees of $628 thousand compared to 1999 revenues. Insurance commissions, which have continued to increases since FCIA's formation in 1998, generated increases of $415 thousand during 2000 compared to 1999. Other income for the 2000 period also included an increase in income from bank owned life insurance of $1.3 million, resulting from claim income and the impact of an additional $15 million investment during 2000. As a result of branch analysis including the evaluation of the potential sale or consolidation of branches competing in the same market area, the Corporation sold two of its branches located in State College, Pennsylvania during 1998 that resulted in a gain of $950 thousand, which is included in other revenue for 1998.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Total other operating expenses increased $3.9 million to $99.5 million for 2000 compared to $95.6 million and $101.9 million in 1999 and 1998, respectively. Total noninterest expense as a percent of average assets was 2.31% for the 2000 period compared to 2.26% for 1999. Employee costs were $52.5 million in 2000, representing 1.22% of average assets compared to $49.8 million and 1.17% of average assets for 1999. Employee costs for 1998 were $48.7 million or 1.24% of average assets. Salary and benefit costs for 2000 were negatively impacted by decreases in deferred loan origination costs as loan volumes for 2000 decreased over 1999 volumes. Although increases in employee insurance expenses of $498 thousand represented an increase of 12.1% for 2000 compared to 1999, these increases were less than anticipated. The Corporation continues to address hospitalization and other employee insurance costs in future periods by utilizing the expertise of FCIA's staff to enable dependable and high quality benefits to be offered in the most cost effective manner. Additional increases in employee benefit costs during 2000 occurred in 401(k) plan expenses as employees took advantage of contribution and investment enhancements to the plan instituted during 1999. The 2000 period included decreases in employee benefit costs for pension and postretirement benefits totaling $504 thousand at Southwest as a result of plan curtailment discussed below.

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

Furniture and equipment expenses of $8.2 million for 2000 reflected increases of $501 thousand over 1999 levels and included increases in software depreciation and maintenance costs totaling $358 thousand as well as increases in furniture and equipment depreciation and repairs. The 1999 period reflected decreases in occupancy and furniture and equipment expenses as a result of the sale of two branches in 1998 and the closing or consolidation of several branches in 1999. Computer software depreciation and maintenance costs are expected to increase in future periods as software utilized by the Corporation's data processing subsidiary to process loan and deposit accounts is replaced and placed in service during 2001. The new application software will enable the subsidiary banks to provide customers with enhanced products and services including internet banking. Technology continues to have a great impact on financial services companies and their ability to compete in the marketplace. The Corporation is committed to providing banking, trust and insurance services through traditional branch and telephone channels in the markets we serve, as well as meeting the changing needs of our customers.

Outside data processing expenses were $3.3 million for 2000 compared to $3.4 million for both 1999 and 1998. Outside data processing expenses are managed by the Corporation's data processing subsidiary along with management of internal data processing costs. Outsourced data processing needs are evaluated based on technology, efficiency and cost considerations. This cost would be expected to be reduced by 2002 as Southwest Bank is converted from an outsourced environment to our internal systems.

Included in the 1998 period were merger and related charges of $7.9 million. Merger expenses incurred during the acquisition of Southwest National Corporation for legal, accounting, printing, filing and other professional services totaled $1.6 million and were expensed during the fourth quarter of 1998. As part of the evaluation of appropriate staffing levels for the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

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

Other operating expenses for 2000 were $25.4 million, an increase of $749 thousand over the $24.6 million reported for 1999. Collection and repossession expenses increased $454 thousand for 2000 compared to 1999 as accelerated collection efforts attempted to reduce nonperforming loan levels and minimize risk of loss in future periods. FDIC expenses increased $180 thousand during 2000, primarily as a result of rate changes implemented when the FDIC Bank Insurance Fund and Savings and Loan Insurance Fund rates were standardized. Express freight charges for 2000 increased $198 thousand compared to 1999 partially because of the impact of gasoline prices on carrier providers. Other operating expenses for 2000 also included increases in advertising and promotions, charge card interchange, and checkbook printing expenses. Increases in other operating expenses for 2000 were partially offset by decreases in other professional fees, postage and printing costs of $210 thousand, $171 thousand and $116 thousand, respectively compared to 1999 costs.

Other operating expenses for the 1999 period included an increase in the write-down of mortgage servicing rights in the amount of $336 thousand related to the disposition of BSI. The disposition of BSI in 1999 also resulted in a loss on sale of $202 thousand. Advertising, charge card interchange and telephone expense reflected increases for the 1999 period of $265 thousand, $335 thousand, and $265 thousand, respectively compared to the 1998 period. Since 1999, telephone expenses have been analyzed and successfully reduced during 2000. Other professional fees, legal fees and audit and accounting fees decreased for 1999 compared to 1998.

Income tax expense was $14.3 million during 2000 representing a decrease of $5.3 million over the 1999 amount of $19.6 million and compared to $12.2 million in 1998. The Corporation's effective tax rate was 23.2% for 2000 compared to 27.0% for 1999 and 26.5% for 1998. The reduction in the Corporation's effective tax rate was primarily the result of increased tax free income from municipal loans and bank owned life insurance. Extraordinary items for 1998 resulted from a single transaction whereby the Corporation incurred a cost of $960 thousand for the prepayment of FHLB term borrowings. This transaction was executed as part of the Corporation's repositioning of its balance sheet to reduce exposure to declining interest rates.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Liquidity (Continued)

Increased competition from nonbanking sources such as mutual funds, insurance companies and brokerage and investment banking firms have required banks to rely more heavily on alternative funding from other borrowings. Many of our competitors have significantly greater resources (financial and other) than us and may offer certain services that our banks do not provide at this time. In addition certain of our banks' competitors are not subject to the regulation and supervision to which we and our banks are subject, and therefore may have competitive advantages over our banks. The impact of increased competition for deposits could become more consequential in the future. The Corporation monitors liquidity through regular computations of prescribed liquidity ratios. The Corporation actively manages liquidity within a defined range and has developed liquidity contingency plans, including ensuring availability of alternate funding sources to maintain liquidity under a variety of business conditions. In addition to the previously described funding sources the Corporation's ability to access the capital markets was demonstrated during 1999 through the issuance of $35 million of capital securities.

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Deposits increased $115.3 million in 2000 and included an increase of $18.2 million in core deposits. Non-core deposits, which are time deposits in denominations of $100 thousand or more represented 14.86% of total deposits at December 31, 2000, up from 12.15% of total deposits at December 31, 1999. Non-core deposits increased by $97.1 million in 2000 and $58.8 million 1999 due in part to an increase in public funds. The increase in non-core deposits during 2000 also included the issuance of brokered time deposits in the amount of $26.1 million. Although the Corporation's primary source of funds remains traditional deposits from within the communities served by its banking subsidiaries, future sources of deposits utilized could include the use of brokered time deposits offered outside the Corporation's traditional market area. Time deposits of $100 thousand or more at December 31, 2000, 1999 and 1998 had remaining maturities as follows:

                                                     Maturity Distribution of
                                                 Large Certificates of Deposit
                                                  (Dollar Amounts in Thousands)

                                           2000               1999               1998
                                     Amount  Percent    Amount  Percent    Amount   Percent
Remaining Maturity:

3 months or less                    $358,112   79%     $273,376   76%     $151,121    50%
Over 3 months through 6 months        36,941    8        13,372    4        40,363    14
Over 6 months through 12 months       19,241    4        14,503    4        27,546     9
Over 12 months                        41,088    9        57,010   16        80,382    27
    Total                           $455,382  100%     $358,261  100%     $299,412   100%

Net loans decreased $9.3 million during 2000 as residential real estate loans and loans to individuals decreased by $47.6 million and $52.3 million respectively, compared to year-end 1999. Decreases during 2000 for consumer loans were partially offset by increases in commercial loans secured by real estate and increases in municipal loans of $64.3 million and $35.5 million over the same time period.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Below is a schedule of loans by classification for the five years ended December 31, 2000.

                                                          Loans by Classification
                                                       (Dollar Amounts in Thousands)

                                   2000               1999               1998               1997               1996
                             Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
Commercial, financial,
  agricultural and
  other                    $  443,618    18%  $  417,300    16%  $  377,733    16%  $  363,699    15%  $  316,550     14%
Real estate-construction       37,146     2       41,734     2       33,097     1       35,308     1       39,120      2
Real estate-commercial        560,066    22      495,789    20      387,166    16      384,794    16      356,106     16
Real estate-residential       932,915    37      980,506    39    1,009,903    42    1,048,405    43      941,147     41
Loans to individuals          450,154    18      502,465    20      517,907    22      569,742    23      578,204     25
Net leases                     68,975     3       65,893     3       56,423     3       51,245     2       36,329      2

  Gross loans and
   leases                   2,492,874   100%   2,503,687   100%   2,382,229   100%   2,453,193   100%   2,267,456    100%
Unearned income                (2,047)            (3,628)            (7,379)           (16,856)           (30,933)
  Total loans, and leases
   net of unearned income  $2,490,827         $2,500,059         $2,374,850         $2,436,337         $2,236,523

An additional source of liquidity is marketable securities that the Corporation holds in its investment portfolio. These securities are classified as "securities available for sale". While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of December 31, 2000, securities available for sale had an amortized cost of $1,250 million and an approximate fair value of $1,238 million. Gross unrealized gains
were $4.6 million and gross unrealized losses were $16.6 million.   Based
upon the Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed to be more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity. Below is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2000.

                                                   Maturity Distribution of Securities Held to Maturity
                                                         (Dollar Amounts in Thousands)
                                                                       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $ 13,341               $  3,957        $   -0-      $ 17,298     5.90%
After 1 but within 5 years                        96,448                 19,636         22,972       139,056     6.46
After 5 but within 10 years                       29,857                 28,739            255        58,851     6.96
After 10 years                                   108,720                 74,182            -0-       182,902     6.56
     Total                                      $248,366               $126,514        $23,227      $398,107     6.56%

                                              Maturity Distribution of Securities Available for Sale
                                                               At Amortized Cost
                                                         (Dollar Amounts in Thousands)

                                        U.S. Treasury, and other       States and                     Total     Weighted
                                        U.S. Government Agencies       Political         Other      Amortized   Average
                                            and Corporations         Subdivisions     Securities      Cost       Yield*
Within 1 year                                   $ 10,032                $ 1,945        $    250     $   12,227    6.60%
After 1 but within 5 years                       117,555                  6,860         101,131        225,546    6.67
After 5 but within 10 years                       58,385                 11,829           6,316         76,530    6.54
After 10 years                                   694,066                 55,432         186,407        935,905    6.77
     Total                                      $880,038                $76,066        $294,104     $1,250,208    6.73%

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 2000 and 1999 (Dollar Amounts in Thousands):

                                                            2000
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                                $  621,536    $130,374      $ 244,605     $   996,515
Investments                             130,220      47,279        105,423         282,922
Other interest-earning assets            11,552         -0-            -0-          11,552
     Total interest-sensitive
       assets                           763,308     177,653        350,028       1,290,989

Certificates of deposit                 274,963     264,805        470,828       1,010,596
Other deposits                        1,018,205         -0-            -0-       1,018,205
Borrowings                              274,673         884            457         276,014
     Total interest-sensitive
       liabilities                    1,567,841     265,689        471,285       2,304,815
     Gap                             $ (804,533)   $(88,036)     $(121,257)    $(1,013,826)

ISA/ISL                                    0.49        0.67           0.74            0.56
Gap/Total assets                         18.40%       2.01%           2.77%          23.19%

                                                            1999
                                                                                Cumulative
                                     0-90 Days    91-180 Days   181-365 Days    0-365 Days
Loans                               $   697,645    $113,547      $ 204,090     $ 1,015,282
Investments                              44,666      39,497         66,465         150,628
Other interest-earning assets            18,799       2,759          4,532          26,090
     Total interest-sensitive
       assets                           761,110     155,803        275,087       1,192,000

Certificates of deposit                 325,985     231,804        277,769         835,558
Other deposits                        1,074,451         -0-            -0-       1,074,451
Borrowings                              467,255         961        127,108         595,324
     Total interest-sensitive
       liabilities                    1,867,691     232,765        404,877       2,505,333
     Gap                            $(1,106,581)   $(76,962)     $(129,790)    $(1,313,333)

ISA/ISL                                    0.41        0.67           0.68            0.48
Gap/Total assets                         25.49%       1.77%          2.99%          30.26%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at December 31, 2000, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time and the Corporation's position would remain well within current policy guidelines.

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

Final loan maturities and rate sensitivity of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2000 were as follows (Dollar Amounts in Thousands):

                               Within One  One to     After
                                  Year     5 Years   5 Years    Total

Commercial and industrial       $157,096  $ 80,434  $ 53,898  $  291,428
Financial institutions               160       -0-       -0-         160
Real estate-construction          13,854     6,166    17,126      37,146
Real estate-commercial            84,316    92,191   383,559     560,066
Other                             23,985    15,934   112,111     152,030
      Totals                    $279,411  $194,725  $566,694  $1,040,830

Loans at fixed interest rates               144,198   359,826
Loans at variable interest rates             50,527   206,868
      Totals                               $194,725  $566,694

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

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

The lending policy provides limits for individual and bank committees lending authorities. In addition to the bank loan approval process, requests for borrowing relationships which will exceed one million dollars must also be approved by the Corporation's Credit Committee. This Committee consists of a minimum of three members of the Corporation's board of directors. Early in 2000, the Corporation initiated an additional level of approval for credit relationships between $500 thousand and $1.0 million. This procedure requires approval of those credits by a committee consisting of senior lenders of the Corporation.

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

The allowance for primary watch list classified loans addresses those loans maintained on the Corporation's primary watch list which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Corporation may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses at the next meeting of the Corporation's credit committee after placement in this category. There were no loans classified as loss on the primary watch list as of December 31, 2000.

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

The allowance based on historical trends uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES based on the charge-off history for the twenty most recent quarters. Historical loss experience percentages are applied to all non-classified loans to obtain the portion of the allowance for credit losses which is based on historical trends. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency. Loan balances are also adjusted for unearned discount on installment loans.

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

                                        Allocation of the Allowance for Credit Losses
                                                    (Dollar Amounts in Thousands)
                                        2000        1999       1998       1997       1996
Commercial, industrial, financial,
  agricultural and other              $ 6,263     $ 6,321     $ 4,375    $ 3,726    $ 3,628
Real estate-construction                  643         831         414        415        461
Real estate-commercial                  9,064       7,675       5,119      4,912      4,731
Real estate-residential                10,211       9,928      10,319      8,595      8,145
Loans to individuals                    4,938       5,131       5,223      4,583      4,933
Lease financing receivables               638         586         512        393        285
Unallocated                             1,844       3,067       6,342      3,308      3,051
    Total                             $33,601     $33,539     $32,304    $25,932    $25,234
Allowance as percentage
  of average total loans                1.34%       1.39%       1.32%      1.11%      1.22%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

                                           Nonperforming and Impaired Assets and Effect on Interest
                                                          Income Due to Nonaccrual
                                                       (Dollar Amounts in Thousands)

                                               2000       1999        1998        1997       1996
Loans on nonaccrual basis                    $10,698     $12,765     $ 9,677     $11,387     $ 9,536
Past due loans                                22,086      15,815      15,780      13,955      14,046
Renegotiated loans                             2,263          62          64          67         280
   Total nonperforming loans                 $35,047     $28,642     $25,521     $25,409     $23,862

Nonperforming loans as a percentage of
  total loans                                  1.41%       1.15%       1.07%       1.04%       1.07%

Allowance as percentage of nonperforming
  loans                                       95.87%     117.10%     126.58%     102.06%     105.75%

Other real estate owned                      $ 1,661     $ 1,707     $ 2,370     $ 1,950     $ 1,732

Gross income that would have been
  recorded at original rates                 $   750     $   724     $   961     $ 1,017     $   799

Interest that was reflected in income            333         458         286         146         223

Net reduction to interest income due to
   nonaccrual                                $   417     $   266     $   675     $   871     $   576

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

The level of nonperforming loans at year-end 2000 increased by $6.4 million over 1999 levels as increases in past due and renegotiated loans were only partially offset by decreases in nonaccrual loans. Increases for past due loans primarily resulted from increases for commercial loans secured by real estate and commercial and industrial loans of $5.1 million and $2.1 million, respectively. The major portion of these increases relate to small business loans, of which $1.6 million were guaranteed by the SBA. The Corporation continues to aggressively collect these loans. Also, early in 2000 the Corporation initiated an additional level of approval for credit relationships between $500 thousand and $1.0 million. This procedure requires approval of those credits by a committee consisting of senior lenders of the Corporation. The increase in renegotiated loans for 2000 compared to 1999 was the result of the modification of loan terms for one commercial borrower. Decreases for nonaccrual loans for 2000 occurred primarily in commercial loans which reflected decreases of $658 thousand for commercial loans secured by real estate and decreases for commercial and industrial loans of $1.5 million compared to 1999. Nonperforming loans as a percentage of total loans was 1.41% at December 31, 2000 compared to 1.15% at December 31, 1999.

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

Capital Resources

Equity capital increased $47.5 million in 2000 to $334.2 million. Dividends declared decreased equity by $32.9 million during 2000, an increase over dividends for the 1999 period as the dividend rate was increased. The retained net income of $14.4 million remained in permanent capital to fund future growth and expansion. Long-term debt payments and fair value adjustments to unearned ESOP shares increased equity capital by $793 thousand. The market value adjustment to securities available for sale

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Capital Resources (Continued)

increased equity by $32.5 million. Amounts paid to fund the discount on reinvested dividends reduced equity by $593 thousand. The cost of purchasing treasury shares decreased equity by $873 thousand while proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $327 thousand during 2000. Equity capital during 2000 also reflected an increase of $852 thousand from the reissuance of treasury shares to fund the buy-out of the insurance agency's joint venture partner (See NOTE 4 to the Consolidated Financial Statements).

A capital base can be considered adequate when it enables the Corporation to intermediate funds responsibly and provide related services while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber. In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets. See NOTE 25 for an analysis of regulatory capital guidelines and the Corporation's capital ratios relative to these measurement standards.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets
(Dollar Amounts in Thousands)

                                                     December 31,
                                                  2000           1999

Assets
  Cash and due from banks.....................$   90,723     $   92,673
  Interest-bearing bank deposits..............       427          1,218
  Federal funds sold..........................    11,125          8,700
  Securities available for sale, at market.... 1,238,230      1,144,042
  Securities held to maturity, at cost, (market
   value $398,661 in 2000 and $435,000 in 1999)  398,107        448,347

  Loans....................................... 2,492,874      2,503,687
    Unearned income...........................   (2,047)         (3,628)
    Allowance for credit losses...............  (33,601)        (33,539)
         Net loans............................ 2,457,226      2,466,520

  Property and equipment......................    44,671         43,380
  Other real estate owned.....................     1,661          1,707
  Other assets................................   130,142        134,259
         Total assets.........................$4,372,312     $4,340,846

Liabilities
  Deposits (All Domestic):
    Noninterest-bearing.......................$  244,010     $  251,404
    Interest-bearing.......................... 2,820,136      2,697,425
         Total deposits....................... 3,064,146      2,948,829

  Short-term borrowings.......................   272,171        424,827
  Other liabilities...........................    44,984         42,152

  Company obligated mandatorily redeemable
    capital securities of subsidiary trust....    35,000         35,000
  Other long-term debt........................   621,855        603,355

         Total long-term debt................    656,855        638,355
         Total liabilities.................... 4,038,156      4,054,163

Shareholders' Equity
  Preferred stock, $1 par value per
    share, 3,000,000 shares authorized,
    none issued...............................       -0-            -0-
  Common stock, $1 par value per share,
    100,000,000 shares authorized, 62,525,412
    shares issued and 58,195,450 shares
    outstanding in 2000; 62,525,412 shares
    issued and 58,142,848 shares outstanding
    in 1999...................................    62,525         62,525
  Additional paid-in capital..................    67,223         68,330
  Retained earnings...........................   272,169        257,773
  Accumulated other comprehensive income (loss)   (7,808)       (40,304)
  Treasury stock (4,329,962 and 4,382,564 shares
    at December 31, 2000 and 1999, respectively,
    at cost)..................................   (54,666)       (55,448)
  Unearned ESOP shares........................    (5,287)        (6,193)
         Total shareholders' equity...........   334,156        286,683
               Total liabilities and
                shareholders' equity..........$4,372,312     $4,340,846

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
(Dollar Amounts in Thousands, except per share data)

                                                           Years Ended December 31,
                                                      2000             1999             1998
Interest Income
  Interest and fees on loans...................    $208,548         $195,010         $201,739
  Interest and dividends on investments:
    Taxable interest...........................      89,723           88,266           69,467
    Interest exempt from Federal income taxes..       9,638            9,479            6,600
    Dividends..................................       3,657            3,108            2,138
  Interest on Federal funds sold...............         234              105            1,893
  Interest on bank deposits....................          82              121              230
      Total interest income....................     311,882          296,089          282,067

Interest Expense
  Interest on deposits.........................     115,507          103,331          113,960
  Interest on short-term borrowings............      22,218           13,832           10,214
  Interest on mandatorily redeemable capital
    securities of subsidiary trust.............       3,325            1,007              -0-
  Interest on other long-term debt.............      33,489           34,483           24,108
      Total interest on long-term debt.........      36,814           35,490           24,108
      Total interest expense...................     174,539          152,653          148,282

Net interest income............................     137,343          143,436          133,785
Provision for credit losses....................      10,030            9,450           15,049

Net interest income after provision for
  credit losses................................     127,313          133,986          118,736

Other Income
  Securities gains.............................       1,745              565            1,457
  Trust income.................................       5,555            5,525            5,251
  Service charges on deposits..................      10,562           10,645            9,628
  Gain on sale of loans........................         257            4,996            1,630
  Other income.................................      15,564           12,494           11,420
      Total other income.......................      33,683           34,225           29,386

Other Expenses
  Salaries and employee benefits...............      52,529           49,806           48,710
  Net occupancy expense........................       6,577            6,537            6,750
  Furniture and equipment expense..............       8,154            7,653            7,485
  Data processing expense......................       3,310            3,449            3,354
  Pennsylvania shares tax expense..............       3,495            3,477            3,152
  Merger and related charges...................         -0-              -0-            7,915
  Other operating expenses.....................      25,396           24,647           24,529
      Total other expenses.....................      99,461           95,569          101,895

Income before income taxes and extra-
 ordinary items................................      61,535           72,642           46,227
Applicable income taxes........................      14,289           19,612           12,229

Net income before extraordinary items..........      47,246           53,030           33,998
 Extraordinary items (less applicable income
  taxes of $336)...............................         -0-              -0-             (624)
Net Income.....................................     $47,246          $53,030          $33,374

Average Shares Outstanding (a).................  57,558,929       60,333,092       61,333,572
Average Shares Outstanding Assuming Dilution (a) 57,618,671       60,569,322       61,666,026

Earnings per common share: (a)
  Net income before extraordinary items........       $0.82            $0.88           $ 0.55
  Extraordinary items..........................       $0.00            $0.00           $(0.01)
  Net income...................................       $0.82            $0.88           $ 0.54

Earnings per common share assuming dilution: (a)
  Net income before extraordinary items........       $0.82            $0.88           $ 0.55
  Extraordinary items..........................       $0.00            $0.00           $(0.01)
  Net income...................................       $0.82            $0.88           $ 0.54

(a) Where applicable, share amounts have been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on October 19, 1999.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Changes in Shareholders' Equity
(Dollar Amounts in Thousands)


                                                                                   Accumulated
                                                     Additional                Other                 Unearned      Total
                                            Common    Paid-in    Retained  Comprehensive  Treasury     ESOP    Shareholders'
                                             Stock    Capital    Earnings     Income       Stock      Shares       Equity

Balance at December 31, 1997.............   $63,322    $74,998   $228,230     $2,156     $(11,947)   $(2,436)    $354,323
Comprehensive income
  Net income.............................       -0-        -0-     33,374        -0-          -0-        -0-       33,374
  Other comprehensive income, net of tax:
   Unrealized holding gains on securities
    arising during the period............       -0-        -0-        -0-        971          -0-        -0-          971
    Less:  reclassification adjustment
     for gains on securities included
      in net income......................       -0-        -0-        -0-       (928)         -0-        -0-         (928)

  Total other comprehensive income.......       -0-        -0-        -0-         43          -0-        -0-           43
 Total comprehensive income..............       -0-        -0-     33,374         43          -0-        -0-       33,417

Cash dividends declared..................       -0-        -0-    (25,981)       -0-          -0-        -0-      (25,981)
Net increase in unearned ESOP shares.....       -0-        158        -0-        -0-          -0-     (5,571)      (5,413)
Discount on dividend reinvestment plan
 purchases...............................       -0-     (1,016)       -0-        -0-          -0-        -0-       (1,016)
Treasury stock acquired..................       -0-        -0-        -0-        -0-       (2,123)       -0-       (2,123)
Treasury stock reissued..................       -0-        (38)       -0-        -0-        2,255        -0-        2,217
Treasury stock cancelled in merger.......      (795)    (5,107)       -0-        -0-        5,902        -0-          -0-
Cash issued for partial shares in merger.        (2)       (17)       -0-        -0-          -0-        -0-          (19)

Balance at December 31, 1998.............    62,525     68,978    235,623      2,199       (5,913)    (8,007)     355,405

Comprehensive income
  Net income.............................       -0-        -0-     53,030        -0-          -0-        -0-       53,030
  Other comprehensive income, net of tax:
   Unrealized holding losses on
   securities arising during the period..       -0-        -0-        -0-    (42,137)         -0-        -0-      (42,137)
  Less:  reclassification adjustment
   for gains on securities included
   in net income.........................       -0-        -0-        -0-       (366)         -0-        -0-         (366)

  Total other comprehensive income.......       -0-        -0-        -0-    (42,503)         -0-        -0-      (42,503)
 Total comprehensive income..............       -0-        -0-     53,030    (42,503)         -0-        -0-       10,527

Cash dividends declared..................       -0-        -0-    (30,880)       -0-          -0-        -0-      (30,880)
Decrease in unearned ESOP shares.........       -0-         53        -0-        -0-          -0-      1,814        1,867
Discount on dividend reinvestment plan
 purchases...............................       -0-       (358)       -0-        -0-          -0-        -0-         (358)
Treasury stock acquired..................       -0-        -0-        -0-        -0-      (51,331)       -0-      (51,331)
Treasury stock reissued..................       -0-       (343)       -0-        -0-        1,796        -0-        1,453
Balance at December 31, 1999.............    62,525     68,330    257,773    (40,304)     (55,448)    (6,193)     286,683

Comprehensive income
  Net income.............................       -0-        -0-     47,246        -0-          -0-        -0-       47,246
  Other comprehensive income, net of tax:
   Unrealized holding gains on
   securities arising during the period..       -0-        -0-        -0-      33,630         -0-        -0-       33,630
  Less:  reclassification adjustment
   for gains on securities included
   in net income.........................       -0-        -0-        -0-      (1,134)        -0-        -0-       (1,134)

  Total other comprehensive income.......       -0-        -0-        -0-      32,496         -0-        -0-       32,496
 Total comprehensive income..............       -0-        -0-     47,246      32,496         -0-        -0-       79,742

Cash dividends declared..................       -0-        -0-    (32,850)       -0-          -0-        -0-      (32,850)
Decrease in unearned ESOP shares.........       -0-       (113)       -0-        -0-          -0-        906          793
Discount on dividend reinvestment plan
 purchases...............................       -0-       (593)       -0-        -0-          -0-        -0-         (593)
Treasury stock acquired..................       -0-        -0-        -0-        -0-         (873)       -0-         (873)
Treasury stock reissued..................       -0-       (476)       -0-        -0-        1,655        -0-        1,179
Tax benefit of stock options.............       -0-         75        -0-        -0-          -0-        -0-           75

Balance at December 31, 2000.............   $62,525    $67,223   $272,169    $(7,808)    $(54,666)   $(5,287)    $334,156

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

                                                                        Years Ended December 31,
                                                                2000             1999             1998
Operating Activities
  Net income............................................      $ 47,246         $ 53,030         $ 33,374
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for credit losses........................        10,030            9,450           15,049
     Depreciation and amortization......................         7,480            7,735            7,914
     Net gains on sales of assets.......................        (1,929)          (5,192)          (3,829)
     Income from increase in cash surrender value of
       bank owned life insurance........................        (3,419)          (2,126)          (1,365)
     Increase in interest receivable....................          (932)            (773)          (4,011)
     Increase in interest payable.......................         7,620            1,815            1,159
     Increase (decrease) in income taxes payable........           255              445             (584)
     Change in deferred taxes...........................         1,533              287           (1,404)
     Other - net........................................        (1,751)         (11,922)           6,567

        Net cash provided by operating activities.......        66,133           52,749           52,870

Investing Activities
  Transactions with securities held to maturity:
     Sales..............................................           -0-              -0-              -0-
     Maturities and redemptions.........................        67,735          127,566          211,948
     Purchases of investment securities.................       (17,458)         (93,151)        (184,668)
  Transactions with securities available for sale:
     Sales..............................................        22,391           39,282          171,891
     Maturities and redemptions.........................       108,636          193,605          184,508
     Purchases of investment securities.................      (173,514)        (398,933)        (891,718)
  Proceeds from sales of loans and other assets.........        36,482           99,692          104,609
  Sale of subsidiary....................................           -0-           (2,431)             -0-
  Investment in bank owned life insurance...............       (15,000)         (20,000)             -0-
  Net decrease in time deposits with banks..............           790              689            3,127
  Net increase in loans.................................       (36,435)        (227,347)         (50,580)
  Purchases of premises and equipment...................        (7,736)          (5,197)          (7,702)

        Net cash used by investing activities...........       (14,109)        (286,225)        (458,585)

Financing Activities
  Proceeds from issuance of other long-term debt........        89,900           25,000          469,800
  Repayments of other long-term debt....................       (70,493)         (50,319)         (37,576)
  Proceeds from issuance of company obligated
    mandatorily redeemable capital securities of
    subsidiary trust....................................           -0-           35,000              -0-
  Discount on dividend reinvestment plan purchases......          (593)            (358)          (1,016)
  Dividends paid........................................       (32,553)         (27,825)         (25,746)
  Net increase (decrease) in Federal funds purchased....        13,875          (45,025)         (60,675)
  Net increase (decrease) in other short-term borrowings      (166,531)         329,306           (2,228)
  Sale of branch and deposits, net of cash received.....           -0-              -0-           (8,612)
  Stock option tax benefit..............................            75              -0-              -0-
  Acquisition of treasury stock.........................          (873)         (51,331)          (2,123)
  Reissuance of treasury stock..........................           326            1,453            2,217
  Net increase in deposits..............................       115,318           21,333           56,909

        Net cash provided (used) by financing activities       (51,549)         237,234          390,950

        Net increase (decrease) in cash and cash
          equivalents...................................           475            3,758          (14,765)

Cash and cash equivalents at January 1..................       101,373           97,615          112,380

Cash and cash equivalents at December 31................      $101,848         $101,373         $ 97,615

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998

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

Through its subsidiaries which include two commercial banks, a nondepository trust company and insurance agency, the Corporation provides a full range of loan, deposit, trust and insurance services primarily to individuals and small to middle-market businesses in seventeen counties in central and western Pennsylvania. Under current conditions, the Corporation is reporting one business segment.

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

Reclassifications

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2000. The reclassifications had no effect on the Corporation's financial condition or results of operations.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998

NOTE 1--Statement of Accounting Policies (Continued)

Securities (Continued)

Effective January 1, 1999, the Corporation adopted the Financial Accounting Standards Board ("FASB") Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS No. 134"). FAS No. 134 amends FAS No. 65 "Accounting for Certain Mortgage Banking Activities". FAS No. 65 required that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities as trading securities while FAS No. 134 requires the resulting mortgage-backed securities or other retained interests be classified based on the entity's ability and intent to sell or hold those investments. On the date FAS No. 134 is initially applied, an enterprise may reclassify mortgage backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The Corporation currently holds no mortgage backed securities or other beneficial interests retained after the securitization of mortgage loans held for sale. The adoption of FAS No. 134 did not have a material impact on the Corporation's financial condition or results of operations.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

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

Bank-Owned Life Insurance

The Corporation purchased insurance on the lives of a certain group of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income. The cash surrender value of bank-owned life insurance is reflected in "other assets" on the Consolidated Balance Sheets in the amount of $65,961 and $48,382 at December 31, 2000 and 1999, respectively.

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

The Corporation records computer software in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The statement identifies the following three stages of software development: the preliminary project stage, the application development stage, and the post-implementation stage. In compliance with SOP 98-1, the Corporation expenses costs incurred during the preliminary project stage and capitalizes certain costs incurred during the application development stage. Once software is in operation, maintenance costs are expensed over the maintenance period while upgrades which result in additional functionality or enhancement are capitalized. Training and data conversion costs are expensed as incurred. Capitalized costs are amortized on a straight-line basis over a period of 3-7 years, depending on the life of the software license.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands, except per share data)

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

Income Taxes

The Corporation records taxes in accordance with the asset and liability method utilized by FASB Statement No. 109 ("FAS No. 109"), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

Comprehensive Income Disclosures

For all periods presented, "other comprehensive income" (comprehensive income excluding net income) includes only one component, which is the change in unrealized holding gains and losses on available for sale securities, net of related tax effects.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

Stock Split

On October 19, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend. Shareholders of record at the close of business November 4, 1999 received one additional share for each share held. The additional shares were distributed on November 18, 1999. Pursuant to the foregoing stock split an additional 31,262,706 common shares were issued, and the sum of $31,263 ($1 per share) was transferred to the Corporation's common stock account, and such amount was charged against the Corporation's additional paid-in capital account. Common stock, additional paid-in capital, and share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Ownership Plan

Accounting treatment for the Corporation's Employee Stock Ownership Plan ("ESOP") described in NOTE 21 follows Statement of Position 93-6 ("SOP 93-6") "Employers Accounting for Employee Stock Ownership Plans" for ESOP shares acquired after December 31, 1992 (new shares). The Corporation has elected, as permitted under SOP 93-6, not to adopt this statement for ESOP shares acquired on or before December 31, 1992 (old shares).

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

As permitted under FAS No. 123, the Corporation has elected to use the intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 was implemented (see NOTE 22).

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge. If a derivative qualifies as hedge, a company can elect to use hedge accounting to eliminate or reduce income-statement volatility that would arise from reporting changes in a derivative's fair value in income. FAS No. 133 was amended by FASB statement No. 137 which delays the effective date of FAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. FAS No. 133 was also amended in June 2000 by FAS No. 138. FAS No. 138 addresses and clarifies issues causing implementation difficulties for numerous entities applying FAS No. 133. FAS No. 138 includes amendments to FAS No. 133 which resulted from decisions made by the FASB related to the Derivatives Implementation Group ("DIG")

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998

NOTE 1--Statement of Accounting Policies (Continued)

Derivative Instruments and Hedging Activities (Continued)

process. The DIG was created by the FASB to facilitate implementation by identifying issues that arise from applying the requirements of FAS No. 133 and to advise the FASB on how to resolve those issues. The Corporation currently has no freestanding derivative or hedging instruments.

Management has reviewed contracts from various functional areas of the Corporation to identify potential derivatives embedded within selected contracts. In accordance with the guidance provided in DIG Issue 11-4, management had identified embedded derivatives in some loan commitments for residential mortgages where the Corporation has intent to sell to an investor such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae"). Due to the short-term nature of these loan commitments (30 days or less) and the historical dollar amount of commitments outstanding at period end, the adoption of FAS No. 133 will not have a material impact on the Corporation's financial condition or results of operations.

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

New Accounting Pronouncements

In September 2000, the FASB issued statement No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces FASB statement No. 125, issued in June 1996.
FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of FAS No. 125. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of FAS No. 140 will not have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands, except per share data)

NOTE 2--Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity:

                                            December 31, 2000           December 31, 1999          December 31, 1998
                                                     Tax    Net of                Tax    Net of             Tax    Net of
                                         Pre-tax  (Expense)  Tax      Pre-tax  (Expense)  Tax    Pre-tax  (Expense)  Tax
                                         Amount    Benefit  Amount    Amount    Benefit  Amount  Amount    Benefit Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
 arising during the period              $ 51,739  $(18,109) $33,630  $(64,826) $22,689 $(42,137) $1,495   $(524)    $971
 Less:  reclassification adjustment for
  gains realized in net income            (1,745)      611   (1,134)     (563)     197     (366) (1,428)    500     (928)
 Net unrealized gains (losses)            49,994   (17,498)  32,496   (65,389)  22,886  (42,503)     67     (24)      43
Other comprehensive income              $ 49,994  $(17,498) $32,496  $(65,389) $22,886 $(42,503) $   67   $ (24)    $ 43

NOTE 3--Supplemental Cash Flow Disclosures

                                2000            1999            1998

Cash paid during the year for:

  Interest                      $166,919        $150,839        $147,123
  Income taxes                  $ 12,842        $ 18,832        $ 14,200

Noncash investing and financing activities:

ESOP borrowings               $    -0-        $    -0-        $  6,000
ESOP loan reductions          $    906        $  1,814        $    429

Loans transferred to
 other real estate owned
 and repossessed assets       $  6,405        $  4,936        $  6,624

Gross increase (decrease)
 in market value adjustment
 to securities available for
 sale                         $ 49,994        $(65,389)       $     67

  Treasury stock reissued for
   insurance agency interest
   acquired                     $    852        $    -0-        $    -0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 4--Joint Venture Buy-Out of Insurance Agency

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

NOTE 5--Sale of Subsidiary

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

NOTE 6--Business Combination

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

NOTE 7--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction
accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained
in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. The subsidiary banks maintained with the Federal Reserve Bank average balances of $3,075 during 2000 and $3,807 during 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 8--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 2000 and 1999:

                                                      2000                                       1999

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
U.S. Treasury Securities      $    9,972   $   77   $    -0-   $   10,049 $    4,970    $-0-    $    (27) $    4,943

Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities     752,481    1,636     (7,126)     746,991    781,690     104     (38,777)    743,017

  Other                          117,585      125       (370)     117,340    123,436     -0-      (4,068)    119,368

Obligations of States and
  Political Subdivisions          76,066      606     (1,376)      75,296     75,348     210      (5,940)     69,618

Debt Securities Issued
 by Foreign Governments              425      -0-        -0-          425        430     -0-         -0-         430

Corporate Securities             142,933    1,814     (6,271)     138,476     70,252      11      (5,812)     64,451

Other Mortgage Backed
  Securities                      97,922      336       (418)      97,840     85,521     -0-      (4,413)     81,108
     Total Debt Securities     1,197,384    4,594    (15,561)   1,186,417  1,141,647     325     (59,037)  1,082,935

Equities                          52,824      -0-     (1,011)      51,813     64,330       3      (3,226)     61,107
     Total Securities
       Available for Sale     $1,250,208   $4,594   $(16,572)  $1,238,230 $1,205,977    $328    $(62,263) $1,144,042

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from less than one year to 30 years and have an anticipated average life to maturity ranging from less than one year to 21 years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits. At December 31, 2000 and 1999, the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 8--Securities Available For Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                       Approximate
                                        Amortized         Fair
                                           Cost           Value

Due within 1 year                       $   12,227      $   12,247
Due after 1 but within 5 years             212,239         213,924
Due after 5 but within 10 years             11,828          11,824
Due after 10 years                         110,687         103,591
                                           346,981         341,586
Mortgage Backed Securities                 850,403         844,831
     Total Debt Securities              $1,197,384      $1,186,417

Proceeds from the sales of securities available for sale were $22,391, $39,282 and $171,891 during 2000, 1999 and 1998 respectively. Gross gains of $1,752, $541 and $2,817 and gross losses of $18, $0 and $1,284 were realized on those sales during 2000, 1999 and 1998 respectively.

Securities available for sale with an approximate fair value of $626,719 and $463,004 were pledged at December 31, 2000 and 1999, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 9--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31, 2000 and 1999:

                                                      2000                                       1999

                                           Gross      Gross    Approximate            Gross      Gross    Approximate
                               Amortized Unrealized Unrealized    Fair    Amortized Unrealized Unrealized    Fair
                                 Cost      Gains      Losses      Value     Cost      Gains      Losses      Value
Obligations of U.S.
  Government Corporations
  and Agencies:

  Mortgage Backed Securities   $148,522   $  635     $  (604)   $148,553   $183,926     $ 60    $ (4,231)  $179,755

  Other                          99,844      194        (129)     99,909    104,790      -0-      (2,436)   102,354

Obligations of States and
  Political Subdivisions        126,514    1,355        (807)    127,062    134,770      176      (6,204)   128,742

Debt Securities Issued by
  Foreign Governments               357      -0-         -0-         357        358      -0-         -0-        358

Corporate Securities             22,154      140        (227)     22,067     22,212      -0-        (711)    21,501

Other Mortgage Backed
  Securities                        716      -0-          (3)        713      2,291      -0-          (1)     2,290

Total Securities Held to
  Maturity                     $398,107   $2,324     $(1,770)   $398,661   $448,347     $236    $(13,583)  $435,000

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

Note 9--Securities Held to Maturity (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
                                                      Approximate
                                        Amortized        Fair
                                          Cost           Value

Due within 1 year                       $ 15,956       $ 15,935
Due after 1 but within 5 years           129,737        129,848
Due after 5 but within 10 years           28,994         29,640
Due after 10 years                        74,182         73,972
                                         248,869        249,395
Mortgage Backed Securities               149,238        149,266
     Total Debt Securities              $398,107       $398,661

There were no sales of securities held to maturity in 2000, 1999 or 1998.

Securities held to maturity with an amortized cost of $245,908 and $282,388 were pledged at December 31, 2000 and 1999, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 10--Loans (all domestic)

Loans at year end were divided among these general categories:

                                                December 31,
                                            2000           1999
Commercial, financial,
  agricultural and other                 $  443,618     $  417,300
Real estate loans:
     Construction and land
       development                           37,146         41,734
     1-4 Family dwellings                   932,915        980,506
     Other real estate loans                560,066        495,789
Loans to individuals for household,
  family and other personal
  expenditures                              450,154        502,465
Leases, net of unearned income               68,975         65,893
          Subtotal                        2,492,874      2,503,687
Unearned income                              (2,047)        (3,628)
          Total loans and leases         $2,490,827     $2,500,059

Most of the Corporation's business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 2000 and 1999, there were no significant concentrations of credit.

NOTE 11--Allowance for Credit Losses

Description of changes:
                                        2000       1999       1998

Allowance at January 1                $33,539    $32,304    $25,932
Additions:
     Recoveries of previously
       charged off loans                1,299      1,381      1,950
     Provision charged to operating
       expense                         10,030      9,450     15,049
Deductions:
     Loans charged off                 11,267      9,596     10,627
Allowance at December 31              $33,601    $33,539    $32,304

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 11--Allowance for Credit Losses (Continued)

Relationship to impaired loans:
                                               2000         1999
Recorded investment in impaired loans
 at end of period                            $12,961      $12,827
Average balance of impaired loans for
 the year                                    $13,154      $10,808
Allowance for credit losses related
 to impaired loans                           $ 2,187      $ 3,082
Impaired loans with an allocation
 of the allowance for credit losses          $ 4,679      $ 7,471
Impaired loans with no allocation
 of the allowance for credit losses          $ 8,282      $ 5,356
Income recorded on impaired loans
 on a cash basis                             $   333      $   458

NOTE 12--Financial Instruments with Off-Balance-Sheet Risk

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

As of December 31, 2000 and 1999, the Corporation did not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table identifies the notional amount of those instruments at December 31, 2000 and 1999.
                                                2000         1999

Financial instruments whose contract
  amounts represent credit risk:
   Commitments to extend credit               $445,200     $421,871
   Standby letters of credit                  $ 37,787     $ 39,847
   Commercial letters of credit               $    471     $    514

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 12--Financial Instruments with Off-Balance-Sheet Risk (Continued)

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

NOTE 13--Premises and Equipment

Premises and equipment are described as follows:

                                  Estimated
                                 Useful Life        2000           1999

Land                             Indefinite       $ 5,336        $ 5,425
Buildings and improvements       5 - 50 Years      45,296         44,582
Leasehold improvements           7 - 39 Years       9,839          9,930
Furniture and equipment          3 - 25 Years      48,643         46,177
Software                         3 -  7 Years       9,926          6,160
          Subtotal                                119,040        112,274
Less accumulated depreciation
  and amortization                                 74,369         68,894

          Total premises and
            equipment                             $44,671        $43,380

Depreciation and amortization related to premises and equipment was $5,996 in 2000, $5,790 and $6,265 in 1999 and 1998, respectively.

NOTE 14--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

                                        2000         1999

NOW and Super NOW accounts           $   98,552   $   98,545
Savings and MMDA accounts             1,025,447    1,073,789
Time deposits                         1,696,137    1,525,091
   Total interest-bearing deposits   $2,820,136   $2,697,425

Interest-bearing deposits at December 31, 2000 and 1999, include reallocations from demand deposits of $105,795 and $97,883 and reallocations from NOW and Super NOW accounts of $279,779 and $294,943 respectively into Savings and MMDA accounts. These reallocations are based on a formula and have been made to reduce the Corporation's reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2000 and 1999, were certificates of deposit in denominations of $100 or more of $455,382 and $358,261 respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $22,639 in 2000, $18,103 in 1999, and $16,921 in 1998.

Included in time deposits at December 31, 2000, were certificates of deposit with the following scheduled maturities:

2001                                 $  981,884
2002                                    465,459
2003                                    179,499
2004                                     30,190
2005 and thereafter                      36,622
                                     $1,693,654

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 15--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

                                 2000                         1999
                      Ending   Average  Average    Ending   Average  Average
                      Balance  Balance    Rate     Balance  Balance    Rate
Federal funds
  purchased          $ 16,825 $ 49,990   6.28%    $  2,950 $ 94,161   5.22%
Borrowings from
  FHLB                    -0-   20,814   6.03%     100,000   49,037   5.21%
Securities sold
  under agreements
  to repurchase       237,806 275,839    5.92%     262,301  124,904   4.66%
Treasury, tax and
  loan note option     17,540   24,643   6.04%      59,576   11,167   4.81%

          Total      $272,171 $371,286   5.98%    $424,827 $279,269   4.95%

Maximum total at
 any month-end       $455,285                     $424,960

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

                                            2000     1999     1998
Federal funds purchased                   $ 3,138  $ 4,913  $ 4,119
Borrowings from FHLB                        1,256    2,557    1,051
Securities sold under agreements to
  repurchase                               16,335    5,825    4,305
Treasury, tax and loan note option          1,489      537      739
          Total interest on
            short-term borrowings         $22,218  $13,832  $10,214

NOTE 16--Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

The Corporation established First Commonwealth Capital Trust I ("the Trust"), a Delaware business trust and the Trust issued 35,000 capital securities (liquidation amount of $35,000) during September 1999, through a private offering to qualified investors. Additionally, the Trust issued common securities to the Corporation. The Trust used the proceeds from the sale to buy a series of 9.50% junior subordinated deferrable interest debentures due 2029 from the Corporation with the same economic terms as the capital securities. The sole asset of the Trust is the $36,083 aggregate liquidation amount of the junior subordinated debentures. The Trust will distribute the cash payments it receives from the Corporation on the debentures to the holders of the capital securities and the common securities.

The original series A capital securities and series A junior subordinated deferrable interest debentures have since been exchanged for registered series B capital securities and registered series B junior subordinated deferrable interest debentures having the same economic terms as the original series A securities.

The Trust will redeem all of the outstanding capital securities when the debentures are paid at maturity on September 1, 2029. Subject to receiving prior approval of the Board of Governors of the Federal Reserve System the Corporation may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.750% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on or after September 1, 2019, plus accrued and unpaid interest to the date of redemption. The Corporation may

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 16--Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust (Continued)

also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax and bank regulatory events, subject to receiving prior approval of the Board of Governors of the Federal Reserve System. If the Corporation redeems any debentures before their maturity, the Trust will use the cash it receives on the redemption of the debentures to redeem, on a pro rata basis, capital securities and common securities having an aggregate liquidation amount equal to the aggregate principal amount of the debentures redeemed.

The net proceeds (after deduction of offering expenses and the initial purchaser's commission) from the sale of the debentures to the Trust were approximately $34,200. The Corporation used the net proceeds from the issuance of the debentures to partially finance the purchase of 3,819,420 shares of its outstanding common stock (approximately 6.5% of its outstanding shares of common stock) pursuant to a "modified Dutch Auction" tender offer. Unamortized deferred issuance costs associated with the capital securities amounted to $909 as of December 31, 1999 and are being amortized on a straight-line basis over the term of the capital securities. The outstanding balance of the capital securities are included as a separate component of long-term debt on the Consolidated Balance Sheets while interest on the capital securities is included as a separate component of interest expense on the Consolidated Statements of Income. The amortization of the deferred issuance costs is included in interest expense from the capital securities on the Consolidated Statements of Income.

NOTE 17--Other Long-term Debt

Other Long-term debt at December 31, follows:


                                                      2000                      1999

                                             Amount        Rate        Amount         Rate
ESOP loan due December, 2005                $  5,287     Libor +1%    $  6,193    Libor +1%
Bank loan due July, 2003                         -0-                    16,000   FF + 1.25%
Borrowings from FHLB due:
   February, 2000                                -0-                    25,000        4.72%
   July, 2000                                    -0-                    25,000        4.72%
   November, 2002                             50,000        5.82%       50,000        5.82%
   December, 2002                             50,000        5.71%       50,000        5.71%
   September, 2007                             5,000        6.94%          -0-
   February, 2008                            100,000        5.45%      100,000        5.45%
   February, 2008                            100,000        5.48%      100,000        5.48%
   May, 2008                                 100,000        5.67%      100,000        5.67%
   November, 2008                             50,000        5.03%       50,000        5.03%
   December, 2008                             65,000        4.96%       65,000        4.96%
   February, 2010                             25,000        6.12%          -0-
   December, 2010                             55,000        4.70%          -0-
   December, 2017                              7,038        6.17%        7,264        6.17%
   June, 2019                                  8,644        5.72%        8,898        5.72%
   April, 2020                                   886        7.37%          -0-
                                            $621,855                  $603,355

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the preceding advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Balance Sheets are excluded from NOTE 17, but are described in NOTE 16.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands, except per share data)

NOTE 17--Other Long-term Debt (Continued)

In October 1999, the parent company entered into an agreement with an unrelated financial institution which enabled the parent company to borrow up to $20,000 through October 2000. As of December 31, 1999, $16,000 was outstanding and $4,000 remained available on this line of credit. During the first and second quarters of 2000 the parent company borrowed the remaining $4,000 available and during the fourth quarter of 2000 repaid the entire $20,000 amount outstanding.

Scheduled loan payments for other long-term debt are summarized below:

                 2001     2002     2003    2004    2005   Thereafter

Loan payments   $1,691  $101,634  $1,659  $1,492  $1,810   $513,569

During 1998, the Corporation incurred a cost of $960 for the prepayment of FHLB term borrowings with original maturities scheduled for 2007. This amount was recorded on the Consolidated Statements of Income as an extraordinary item, net of $336 of applicable income taxes.

NOTE 18--Common Share Commitments

At December 31, 2000 and 1999, the Corporation had 100,000,000 common shares authorized and 62,525,412 shares outstanding. Outstanding shares were reduced by 4,329,962 shares of treasury stock at December 31, 2000 and 4,382,564 shares at December 31, 1999. The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 21. The dilutive effect of stock options outstanding on average shares outstanding in the diluted earnings per share reported on the income statement were 59,742, 236,230 and 332,454 shares at December 31, 2000, 1999 and 1998 respectively.

During 2000 and 1999, 78,380 and 3,921,668 shares of treasury stock were acquired at an average price of $11.14 and $13.09, respectively. Treasury shares consisting of 41,240 and 188,570 were reissued during 2000 and 1999 upon exercise of stock options.

During 2000, 89,742 shares of treasury stock were reissued to fund the buy-out of the insurance agency's joint-venture partner, as described in NOTE 4.

NOTE 19--Income Taxes

The income tax provision consists of:
                                       2000      1999      1998

Current tax provision for income
  exclusive of securities
  transactions:
    Federal                           $12,155   $19,111   $13,097
    State                                 (10)       16       (11)
Securities transactions                   611       198       547
       Total current tax
              provision                12,756    19,325    13,633

Deferred tax provision (benefit)        1,533       287    (1,404)
       Total tax provision            $14,289   $19,612   $12,229

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands, except per share data)

NOTE 19--Income Taxes (Continued)

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 2000 and 1999, were as follows:
                                            2000         1999

Deferred tax assets:
  Allowance for credit losses              $11,765     $11,641
  Postretirement benefits other than
    pensions                                   996         985
  Accumulated depreciation                     439         242
  Unrealized loss on securities
    available for sale                       4,204      21,702
  Other                                        894         827
    Total deferred tax assets               18,298      35,397

Deferred tax liabilities:
  Accumulated accretion of bond discount      (389)       (250)
  Lease financing deduction                (10,643)     (9,372)
  Loan origination fees and costs           (1,319)       (628)
  Basis difference in assets acquired         (674)       (892)
  Pension expense                             (231)       (200)
  Other                                       (280)       (262)
    Total deferred tax liabilities         (13,536)    (11,604)

Net deferred tax asset                     $ 4,762     $23,793

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes. The differences are as follows:

                                  2000            1999            1998

                                  % of            % of            % of
                                  Pretax          Pretax          Pretax
                          Amount  Income  Amount  Income  Amount  Income
Tax at statutory rate     $21,537  35.0   $25,425  35.0   $16,179  35.0
Increase (decrease)
  resulting from:
    Effect of
       nontaxable
       income              (6,595)(10.7)   (5,247) (7.2)   (3,894) (8.4)
    Merger expenses           -0-   0.0         0   0.0       542   1.2
    State income taxes        (10) (0.0)       16   0.0       (11) (0.0)
    Other                    (643) (1.1)     (582) (0.8)     (587) (1.3)
        Total tax
          provision       $14,289  23.2   $19,612  27.0   $12,229  26.5

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP"). Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired 484,178 shares of the Corporation's common stock in 1998 at a corresponding cost of $6,000, which the Corporation borrowed and concurrently loaned this amount to the ESOP. This amount represents leveraged and unallocated shares, and accordingly has been recorded as long-term debt and the offset as a reduction of common shareholders' equity. Compensation costs related to the plan were $1,005 in 2000, $1,555 in 1999 and $1,068 in 1998. (See NOTE 21).

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 10% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution. Prior to 1999, each participant could contribute up to 5% of compensation to the plan, which was matched by the employer's contribution equal to 80% of the employee's contribution. The 401(k) plan expense was $2,444 in 2000, $2,328 in 1999 and $2,261 in 1998.

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

The SERP will continue to supplement the Corporation's 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. The SERP plan expense was $182 in 2000, $153 in 1999, and $62 in 1998.

Pension Plan of Acquired Subsidiary

Southwest's noncontributory defined benefit pension plan covers all eligible employees and provides benefits that are based on each employee's years of service and compensation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

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

Net periodic pension cost of this plan for each of the last three years was as follows:

                                                2000       1999         1998

Service cost                                   $ -0-       $ -0-     $  365
Interest cost on projected benefit obligation    343         394        469
Actual return on plan assets                    (542)       (261)      (425)
Net amortization and deferral                     93        (153)      (179)
Net periodic pension cost (benefit)            $(106)     $  (20)    $  230

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

                                                           2000      1999

Market value of plan assets, primarily registered
 investment companies, U.S. government and agency
 obligations and money markets                            $6,785   $6,485
Projected benefit obligation                               5,822    5,765

Plan assets greater than projected benefit obligation        963      720
Unrecognized net transition asset                            (62)     (92)
Unrecognized net loss (gain)                                (223)     (56)
Prepaid pension expense recognized on the balance sheet   $  678   $  572
Actuarial present value of accumulated benefits,
 including vested benefits of $5,665 and $5,588           $5,822   $5,765

The following table sets forth the change in benefit obligation:

                                                           2000      1999

Benefit obligation at beginning of year                   $5,765    $7,926
Service cost                                                 -0-       -0-
Interest cost                                                343       394
Benefit payment                                             (242)     (908)
Actuarial loss (gain)                                        (44)   (1,647)
Benefit obligation at end of year                         $5,822    $5,765

The following table sets forth the change in plan assets:

                                                           2000      1999

Fair value of plan assets at beginning of year            $6,485    $7,132
Return on plan assets                                        542       261
Employer contribution                                        -0-       -0-
Benefits paid                                               (242)     (908)
Fair value of plan assets at end of year                  $6,785    $6,485

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

Pension Plan of Acquired Subsidiary (Continued)

Assumptions used in determining the actuarial present value of the projected benefit obligation were as follows at December 31:
                                                           2000      1999

Discount rates                                              6.0%      6.0%
Rates of increase in compensation levels                    N/A       N/A
Expected long-term rate of return on assets                 6.5       6.5

Postretirement Benefits other than Pensions for Acquired Subsidiary

Employees of Southwest were covered by a postretirement benefit plan.

Net periodic benefit cost of this plan was as follows:

                                                    2000      1999      1998

Service cost                                       $  7       $ 13      $ 61
Interest cost on projected benefit obligation       190        197       259
Amortization of transition obligation                 2          2        55
Loss amortization                                   -0-         48        82
Net periodic benefit cost                          $199       $260      $457

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

                                                           2000      1999

Accumulated postretirement benefit obligation:
    Retirees                                              $3,413    $2,762
    Fully eligible active plan participants                   14        14
    Other plan participants                                  163       183
Total accumulated postretirement benefit obligation        3,590     2,959
Plan assets at fair value                                    -0-       -0-

Accumulated postretirement benefit obligation in
 excess of plan assets                                     3,590     2,959
Unrecognized transition obligation                           (19)      (21)
Unrecognized net loss                                       (729)      (56)
Accrued benefit liability recognized on the
 balance sheet                                            $2,842    $2,882

The following table sets forth the change in benefit obligation:

                                                           2000      1999

Benefit obligation at beginning of year                   $2,959    $3,414
Service cost                                                   7        13
Interest cost                                                190       197
Benefit payments                                            (239)     (225)
Actuarial loss (gain)                                        673      (440)

Benefit obligation at end of year                         $3,590    $2,959

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiary
(Continued)

The discount rates used in determining the actuarial present value of the accumulated postretirement benefit obligation were 6.75% for 2000 and 1999. The health care cost trend rates used for 2000 were projected at an initial rate of 6.75% decreasing over time to an annual rate of 4.25% for grandfathered participants and an initial rate of 6.00% decreasing over time to an annual rate of 4.25% for non-grandfathered participants. The health care cost trend rates used for 1999 were projected at an initial rate of 5.75% decreasing over time to an annual rate of 4.50% for grandfathered participants and an initial rate of 5.00% decreasing over time to an annual rate of 4.50% for non-grandfathered participants. This grandfathering is related to cost sharing requirements for different groups of participants for these benefits.

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                           1-Percentage-    1-Percentage-
                                           Point Increase   Point Decrease

Effect on total of service and interest
  cost components                              $ 15              $ (13)
Effect on postretirement benefit
  obligation                                   $219              $(196)

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

NOTE 21--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms. The combined balances of the ESOP related loans were $5,287 at December 31, 2000 and $6,193 at December 31, 1999.

The loans have been recorded as long-term debt on the Corporation's Consolidated Balance Sheets. A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity. Unearned ESOP shares, included as a component of shareholders' equity, represents the Corporation's prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the loan is reduced. Repayment of the loans are scheduled to occur over a five year period from contributions to the ESOP by the Corporation and dividends on unallocated ESOP shares.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands, except per share data)

NOTE 21--Unearned ESOP Shares (Continued)

The following is an analysis of ESOP shares held in suspense:
(See NOTE 1 for the definition of "old" and "new shares").

                                                       Old       New
                                            Total     Shares    Shares

Shares in suspense December 31, 1998       730,614    178,878   551,736
Shares allocated during 1999              (131,927)   (32,300)  (99,627)
Shares in suspense December 31, 1999       598,687    146,578   452,109
Shares allocated during 2000              (105,166)   (25,748)  (79,418)
Shares in suspense December 31, 2000       493,521    120,830   372,691

The fair market value of the new shares remaining in suspense was approximately $3,727 and $5,425 at December 31, 2000 and 1999 respectively.

Interest on ESOP loans was $446 in 2000, $460 in 1999 and $255 in 1998. During 2000, 1999 and 1998, dividends on unallocated shares in the amount of $354, $369 and $196 respectively were used for debt service while all dividends on allocated shares were allocated to the participants.

NOTE 22--Stock Option Plan

At December 31, 2000, the Corporation had a stock-based compensation plan, which is described below. All of the exercise prices and related number of shares have been restated to reflect the previously described stock split. The plan permits the executive compensation committee to grant options for up to 4.5 million shares of the Corporation's common stock through October 15, 2005. Although the vesting requirements and terms of future options granted are at the discretion of the executive compensation committee, all options granted during 1997 became vested at December 31, 1997 and expire ten years from the grant date, all options granted during 1998 became vested at December 31, 1998 and expire ten years from the grant date, all options granted during 1999 became vested on December 31, 1999 and expire ten years from the grant date and all options granted during 2000 became vested on or before December 31, 2000 and expire ten years from the grant date. The Corporation has elected, as permitted by FAS No. 123, to apply APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options outstanding. Had compensation cost for the Corporation's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                       2000                     1999                     1998

                              As Reported  Pro Forma   As Reported  Pro Forma   As Reported  Pro Forma
Net Income                      $47,246     $47,130      $53,030     $52,197      $33,374     $33,374
Basic earnings per share        $  0.82     $  0.82      $  0.88     $  0.87      $  0.54     $  0.54
Diluted earnings per share      $  0.82     $  0.82      $  0.88     $  0.86      $  0.54     $  0.54

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Stock Option Plan (Continued)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:
                             2000         1999             1998

Dividend yield        5.65% per annum  4.29% per annum  3.75% per annum
Expected volatility       61.7%           31.4%            90.0%
Risk-free interest rate    5.3%            6.3%             5.1%
Expected option life       9.1 years       9.1 years        9.1 years

A summary of the status of the Corporation's outstanding stock options as of December 31, 2000, 1999 and 1998 and changes for the years ending on those dates is presented below:

                                          2000                   1999                   1998

                                                Weighted               Weighted               Weighted
                                                Average                Average                Average
                                                Exercise               Exercise               Exercise
                                     Shares      Price      Shares      Price      Shares      Price
Outstanding at beginning of year    1,680,178    $11.07    1,306,346    $10.53    1,052,548    $ 8.75
Granted                               705,429    $11.06      610,416    $11.56      404,016    $14.69
Exercised                             (41,240)   $ 7.93     (188,570)   $ 8.66     (131,138)   $ 8.72
Forfeited                            (133,716)   $11.63      (48,014)   $12.08      (19,080)   $ 9.81
Outstanding at end of year          2,210,651    $11.12    1,680,178    $11.07    1,306,346    $10.53
Exercisable at end of year          2,210,651    $11.12    1,680,178    $11.07      956,058    $11.06

The following table summarizes information about the stock options outstanding at December 31, 2000.

                                      Options Outstanding                             Options Exercisable

                                      Weighted-Average
    Range of     Number Outstanding  Remaining Contract   Weighted-Average  Number Exercisable  Weighted-Average
 Exercise Prices    at 12/31/00             Life          Exercise Price       at 12/31/00      Exercise Price
    $2.79                9,680              1.3                $ 2.79                9,680            $ 2.79
    $4.035               8,800              2.2                $ 4.04                8,800            $ 4.04
 $9.1875-9.25          649,364              6.0                $ 9.22              649,364            $ 9.22
   $11.0625            658,709              9.1                $11.06              658,709            $11.06
$11.1825-11.5625       553,902              8.1                $11.56              553,902            $11.56
   $14.6875            330,196              7.2                $14.69              330,196            $14.69
    Total            2,210,651                                 $11.12            2,210,651            $11.12

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 23--Commitments and Contingent Liabilities

There are no material legal proceedings to which the Corporation or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have any material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

NOTE 24--Related Party Transactions

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

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 2000.

Balances December 31, 1999               $8,404
Advances                                  8,394
Repayments                               (7,114)
Other                                      (268)
Balances December 31, 2000              $ 9,416

"Other" primarily reflects the change in those classified as a "related party" as a result of mergers, resignations and retirements.

NOTE 25--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators. At December 31, 2000, dividends from subsidiary banks were restricted not to exceed $91,344. These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2000, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 25--Regulatory Restrictions and Capital Adequacy (Continued)

As of December 31, 2000, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized First Commonwealth Bank and Southwest Bank as well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institutions' category.

                                                                                     To Be Well Capitalized
                                                                                     Under Prompt Corrective
                                                  Actual        Regulatory Minimum      Action Provisions
                                              Amount   Ratio      Amount    Ratio      Amount      Ratio
As of December 31, 2000

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $401,516  14.5%     $221,294    8.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $283,624  12.9%     $175,783    8.0%     $219,728     10.0%
  Southwest Bank                             $ 91,416  16.9%     $ 43,261    8.0%     $ 54,077     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial Corporation   $367,915  13.3%     $110,647    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $257,789  11.7%     $ 87,891    4.0%     $131,837      6.0%
  Southwest Bank                             $ 84,656  15.7%     $ 21,631    4.0%     $ 32,446      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial Corporation   $367,915   8.5%     $129,749    3.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $257,789   7.8%     $ 98,994    3.0%     $164,990      5.0%
  Southwest Bank                             $ 84,656   8.5%     $ 29,758    3.0%     $ 49,596      5.0%

As of December 31, 1999

 Total Capital to Risk Weighted Assets
  First Commonwealth Financial
   Corporation                               $384,368  14.4%     $213,009    8.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $287,968  13.7%     $168,687    8.0%     $210,859     10.0%
  Southwest Bank                             $ 92,933  17.6%     $ 42,308    8.0%     $ 52,886     10.0%

 Tier I Capital to Risk Weighted Assets
  First Commonwealth Financial
   Corporation                               $351,085  13.2%     $106,504    4.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $261,744  12.4%     $ 84,344    4.0%     $126,515      6.0%
  Southwest Bank                             $ 86,322  16.3%     $ 21,154    4.0%     $ 31,731      6.0%

 Tier I Capital to Average Assets
  First Commonwealth Financial
   Corporation                               $351,085   7.4%     $141,488    3.0% Not Applicable Not Applicable
  First Commonwealth Bank                    $261,744   7.2%     $108,724    3.0%     $181,207      5.0%
  Southwest Bank                             $ 86,322   8.2%     $ 31,790    3.0%     $ 52,983      5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 26--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

                                                 December 31,
                                              2000         1999

Assets
Cash                                        $  6,169    $  5,122
Securities available for sale                     81         103
Loans to affiliated parties                      479         480
Investment in subsidiaries                   355,680     330,400
Investment in jointly-owned company            3,980       3,477
Premises and equipment                         6,813       7,064
Dividends receivable from subsidiaries         3,757       2,786
Receivable from subsidiaries                   7,325       3,574
Other assets                                   2,174       2,639

     Total assets                           $386,458    $355,645

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities      $  2,493    $  2,544
Dividends payable                              8,439       8,141
Loans payable                                  5,287      22,193
Subordinated debentures payable               36,083      36,083
Shareholders' equity                         334,156     286,684
     Total liabilities and
      shareholders' equity                  $386,458    $355,645

Statements of Income
                                      Years Ended December 31,

                                     2000       1999       1998

Interest and dividends             $    41    $   149    $   251
Dividends from subsidiaries         61,664     36,506     28,559
Interest expense                    (5,335)    (1,758)      (255)
Net securities gains                   -0-         57        203
Other revenue                           31         15      1,008
Operating expenses                  (7,451)   (11,476)    (8,111)

Income before taxes and equity
  in undistributed earnings of
  subsidiaries                      48,950     23,493     21,655
Applicable income tax benefits       4,340      4,421      2,348
Income before equity in
  undistributed earnings of
  subsidiaries                      53,290     27,914     24,003
Equity in undistributed
  earnings of subsidiaries          (6,044)    25,116      9,371

    Net income                     $47,246    $53,030    $33,374

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 26--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

                                        Years Ended December 31,

                                        2000       1999       1998

Operating Activities
  Net income                          $ 47,246   $ 53,030   $ 33,374
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization      1,263      1,655      1,470
      Net (gains) losses on sale of
        assets                             -0-        144       (203)
      Decrease (increase) in prepaid
        income taxes                       212       (242)        13
      Undistributed equity in
        subsidiaries                     6,044    (25,116)    (9,371)
      Other - net                           97       (803)    (1,627)
       Net cash provided by
         operating activities           54,862     28,668     23,656

Investing Activities
  Transactions with securities
    available for sale:
      Purchases of investment
        securities                         -0-        -0-    (10,091)
      Sales of investment
        securities                         -0-        102     13,709
  Net change in loans to
    affiliated parties                       1         17        (28)
  Purchases of premises and
    equipment                             (337)    (1,491)    (2,051)
  Additional net investment
    in subsidiary                       (3,861)    (2,406)    (1,770)
  Sale of subsidiary                       -0-       1,709        -0-
       Net cash used by
         investing activities           (4,197)     (2,069)      (231)

Financing Activities
  Issuance of subordinated
    debentures                             -0-       36,083        -0-
  Issuance of other long-term debt       4,000       16,000        -0-
  Repayment of other long-term debt    (20,000)         -0-        -0-
  Discount on dividend reinvestment
    plan purchases                        (593)        (358)    (1,016)
  Treasury stock acquired                 (873)     (51,331)    (2,123)
  Treasury stock reissued                  326        1,453      2,217
  Cash dividends paid                  (32,553)     (27,825)   (25,746)
  Stock option tax benefit                  75          -0-        -0-
     Net cash used by
         financing activities          (49,618)     (25,978)   (26,668)

Net increase (decrease) in cash          1,047          621     (3,243)
Cash at beginning of year                5,122        4,501      7,744

Cash at end of year                   $  6,169     $  5,122   $  4,501

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 26--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Supplemental disclosures

Proceeds from the issuance of subordinated debentures and other long-term debt during 1999 were used primarily to fund the purchase of 3,819,420 shares of the Corporation's common stock pursuant to a "modified Dutch Auction" tender offer.

Noncash investing and financing activities:

                                                2000      1999      1998

ESOP borrowings                                 $-0-     $  -0-    $6,000
ESOP loan reductions                            $906     $1,814    $  429

The Corporation borrowed $6,000 in 1998 and concurrently loaned this amount to the ESOP on identical terms. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders' equity. Loan payments in the amount of $906 in 2000, $1,814 in 1999 and $429 in 1998 were made by the ESOP thereby reducing the outstanding amount related to unearned ESOP shares to $5,287 at December 31, 2000.

NOTE 27--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 2000 and 1999, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107"). Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.
It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 27--Fair Values of Financial Instruments (Continued)

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

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2000 and 1999.

                                          2000                  1999
                                             Estimated             Estimated
                                  Carrying     Fair     Carrying     Fair
                                   Amount      Value     Amount      Value

Financial assets
  Cash and due from banks        $   90,723 $   90,723 $   92,673 $   92,673
  Interest-bearing deposits with
    banks                        $      427 $      427 $    1,218 $    1,218
  Federal funds sold             $   11,125 $   11,125 $    8,700 $    8,700
  Securities available for sale  $1,238,230 $1,238,230 $1,144,042 $1,144,042
  Investments held to maturity   $  398,107 $  398,661 $  448,347 $  435,000
  Loans, net of allowance        $2,457,226 $2,530,430 $2,466,520 $2,547,096

Financial liabilities
  Deposits                       $3,064,146 $3,047,713 $2,948,829 $2,913,140
  Short-term borrowings          $  272,171 $  272,171 $  424,827 $  424,827
  Long-term debt                 $  656,855 $  630,511 $  638,355 $  581,254

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of First Commonwealth Financial
Corporation:


We have audited the accompanying consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1998 consolidated financial statements give retroactive effect to the merger of First Commonwealth Financial Corporation and Southwest National Corporation on December 31, 1998, which has been accounted for as a pooling of interests as described in Note 6 to the consolidated financial statements. We did not audit the statements of income, shareholders' equity, and cash flows of Southwest National Corporation for the year ended December 31, 1998, which statements reflect net interest income of 25% of the related consolidated total for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Southwest National Corporation for 1998, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/S/Deloitte & Touche, LLP

Pittsburgh, Pennsylvania
January 25, 2001

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Southwest National Corporation:


We have audited the consolidated statements of income, changes in shareholders' equity and cash flows of Southwest National Corporation and subsidiary for the year ended December 31, 1998 (not presented separately herein). These consolidated financial statements are the responsibility of Southwest National Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Southwest National Corporation and subsidiary's results of operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.





/S/KPMG LLP

Pittsburgh, Pennsylvania
February 17, 1999

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended
December 31, 2000 and 1999 are as follows (amounts in prior periods have been reclassified to conform to the presentation format used at December 31, 2000. The reclassifications had no effect on net income or earnings per share.):


                                                                                     2000

                                                                  First      Second       Third      Fourth
                                                                 Quarter     Quarter     Quarter     Quarter
Interest income.................................................  $76,943     $77,317     $78,471     $79,151
Interest expense................................................   41,504      42,443      44,734      45,858

     Net interest income........................................   35,439      34,874      33,737      33,293
Provision for credit losses.....................................    2,505       2,415       2,505       2,605

Net interest income after provision for credit losses...........   32,934      32,459      31,232      30,688

Securities gains................................................      -0-       1,686         -0-          59
Other operating income..........................................    7,358       8,254       8,242       8,084
Other operating expenses........................................   25,150      25,048      24,709      24,554

     Income before income taxes.................................   15,142      17,351      14,765      14,277
Applicable income taxes.........................................    3,691       4,261       3,209       3,128

     Net income.................................................  $11,451     $13,090     $11,556     $11,149

Basic earnings per share........................................  $  0.20     $  0.23     $  0.20     $  0.19

Diluted earnings per share......................................  $  0.20     $  0.23     $  0.20     $  0.19

Average shares outstanding......................................57,505,462  57,515,772  57,565,411  57,648,021
Average shares outstanding assuming dilution....................57,606,948  57,566,079  57,601,162  57,699,795

                                                                                     1999

                                                                  First       Second       Third      Fourth
                                                                  Quarter     Quarter     Quarter     Quarter
Interest income.................................................  $71,463     $73,266     $74,939     $76,421
Interest expense................................................   36,740      36,989      38,154      40,770

     Net interest income........................................   34,723      36,277      36,785      35,651
Provision for credit losses.....................................    2,213       2,337       2,363       2,537

Net interest income after provision for credit losses...........   32,510      33,940      34,422      33,114

Securities gains................................................      563         -0-           2         -0-
Other operating income..........................................    8,140      10,834       7,476       7,210
Other operating expenses........................................   24,674      24,010      23,344      23,541

     Income before income taxes.................................   16,539      20,764      18,556      16,783
Applicable income taxes.........................................    4,534       5,938       4,804       4,336

     Net income.................................................  $12,005     $14,826     $13,752     $12,447

Basic earnings per share (a)....................................  $  0.20     $  0.24     $  0.22     $  0.22
Diluted earnings per share (a)..................................  $  0.20     $  0.24     $  0.22     $  0.21

Average shares outstanding (a)..................................61,152,708  61,203,388  61,290,374  57,713,182

Average shares outstanding assuming dilution (a)................61,432,570  61,376,932  61,491,946  58,003,391

(a) Where applicable, per share amounts have been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on October 19, 1999.

63

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         Not Applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 2001 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name                      Age      Positions Held During the Past Five Years

E. James Trimarchi        78       Chairman of the Board of the Corporation,
                                   Chairman of the Board of CSC, FCB and
                                   FCIA; Director of CTCLIC, FCPRI and FCTC;
                                   Former President and Chief Executive
                                   Officer of the Corporation

Joseph E. O'Dell          55       President, Chief Executive Officer and
                                   director of the Corporation; Director of FCB, FCTC, Southwest Bank and FCIA; Vice
                                   Chairman of the Board of CSC and FCPRI;
                                   Former Senior Executive Vice President
                                   and Chief Operating Officer of the
                                   Corporation; former President and Chief
                                   Executive Officer of FCB

David S. Dahlmann         51       Vice Chairman of the Corporation;
                                   President and Chief Executive Officer of
                                   Southwest Bank; Former President and
                                   Chief Executive Officer of Southwest
                                   National; Director of Southwest Bank
                                   and FCPRI

Johnston A. Glass         51       Vice Chairman, Growth of the Corporation;
                                   President and Chief Executive Officer of
                                   FCB; Director of FCB, FCTC, FCIA and
                                   FCPRI

Gerard M. Thomchick       45       Senior Executive Vice President and Chief
                                   Operating Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   Director of CTCLIC; President and
                                   Director of FCPRI; Director of FCB,
                                   FCTC and FCIA

John J. Dolan             44       Executive Vice President and Chief
                                   Financial Officer of the Corporation;
                                   Chief Financial Officer of FCB;
                                   Comptroller and Chief Financial Officer
                                   of CTCLIC; Treasurer and Assistant
                                   Secretary of FCTC; Chief Financial
                                   Officer of FCPRI; Treasurer of
                                   FCIA; Administrative Trustee of First
                                   Commonwealth Capital Trust I

David R. Tomb, Jr.        69       Senior Vice President, Secretary,
                                   Treasurer and Director of the
                                   Corporation; Secretary and Cashier of
                                   FCB; Secretary of FCIA, FCTC, FCPRI and
                                   CSC; Director of FCB, CSC, FCTC, FCPRI,
                                   FCIA and CTCLIC

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT (Continued)


Thaddeus J. Clements      44       Senior Vice President, Human Resources
                                   of the Corporation

William R. Jarrett        66       Senior Vice President, Risk Management of
                                   the Corporation

Sue McMurdy               44       Senior Vice President and Chief
                                   Information Officer of the Corporation;
                                   President, Chief Executive Officer and
                                   Director of CSC; Director of FCPRI;
                                   former Senior Vice President,
                                   Technical Services of Commonwealth
                                   Systems Corporation

R. John Previte           51       Senior Vice President, Investments of the
                                   Corporation; Investment Officer of FCB
                                   and Southwest; Senior Vice President of
                                   FCPRI

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

ITEM 11 - MANAGEMENT RENUMERATION
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 2001 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 2001 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 23, 2001 is incorporated herein by reference in response to this item.

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

                I          Indebtedness to Related Parties              N/A
               II          Guarantees of Securities of Other Issuers    N/A

                                                      Page Number or
              Exhibit                                 Incorporated by
          3)  Number      Description                   Reference to

               3.1     Articles of Incorporation  Exhibit 3(i) to the
                                                  Corporation's quarterly
                                                  report on Form 10Q for the
                                                  quarter ended March 31,
                                                  1994

               3.2     By-Laws of Registrant      Exhibit 3.2 to Form S-4
                                                  filed October 15, 1993

              10.1     Change in Control          Exhibit 10.4 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Joseph E. O'Dell

              10.2     Change in Control          Exhibit 10.5 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 27, 1995
                       Gerard M. Thomchick

              10.3     Change in Control          Exhibit 10.6 to Form 10-K
                       Agreement dated            filed March 21, 1996
                       October 30, 1995, entered
                       into between First Commonwealth
                       Financial Corporation and
                       John J. Dolan, together with a
                       schedule listing substantially
                       identical Change in Control
                       Agreements with the following
                       individuals:  William R. Jarrett,
                       R. John Previte, David L. Dawson,
                       Johnston A. Glass, Domenic P.
                       Rocco and Robert C. Wagner.

              10.4     Employment Contract        Exhibit 10.4 to Form S-4
                       David S. Dahlmann          filed November 2, 1998

              10.5     Supplemental Executive     Exhibit 10.7 to Form 10-K
                       Retirement Plan            filed March 31, 1999

              10.6     Deferred Compensation      Exhibit 10.8 to Form 10-K
                       Plan                       filed March 31, 1999

              10.7     Cash Incentive Bonus       Exhibit 10.9 to Form 10-K
                       Program                    filed March 31, 1999

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K

PART IV (Continued)


              10.8     Change in Control          Page 69
                       Agreement dated
                       November 22, 2000,
                       entered into between
                       First Commonwealth
                       Financial Corporation
                       and Sue McMurdy

              21.1     Subsidiaries of the        Page 75
                       Registrant

              23.1     Consent of Deloitte &      Page 76
                       Touche LLP Certified
                       Public Accountants

              23.2     Consent of KPMG LLP        Page 77
                       Certified Public
                       Accountants

              24.1     Power of Attorney          Page 78

  (B)     Report on Form 8-k
              None

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 29th day of March 2001.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)




                     /S/JOSEPH E. O'DELL
                     Joseph E. O'Dell, President and Chief Executive Officer

68