Form 10-Q
period 2001-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2001-05-15
CIK 712537

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001


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


Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of May 11, 2001 was 58,249,036.

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

Signatures . . . . . . . . . . . . . . . . . . . . Signature Page

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (Dollars in thousands)

                                             March 31,        December 31,
                                                 2001             2000

ASSETS
     Cash and due from banks on demand....    $   79,950       $   90,723
     Interest-bearing deposits with banks.         1,459              427
     Federal funds sold ..................        18,300           11,125
     Securities available for sale, at
      market..............................     1,397,022        1,238,230

     Securities held to maturity, at cost,
       (Market value $329,163 in 2001 and
       $398,662 in 2000)..................       324,543          398,107

     Loans................................     2,504,432        2,492,874
       Unearned income....................        (1,803)          (2,047)
       Allowance for credit losses........       (34,339)         (33,601)
          Net loans.......................     2,468,290        2,457,226

     Property and equipment...............        44,804           44,671
     Other real estate owned..............         1,475            1,661
     Other assets.........................       143,544          130,142

          TOTAL ASSETS....................    $4,479,387       $4,372,312

LIABILITIES

     Deposits (all domestic)
       Noninterest-bearing................    $  243,634       $  244,010
       Interest-bearing...................     2,907,465        2,820,136
          Total deposits..................     3,151,099        3,064,146

     Short-term borrowings................       286,914          272,171
     Other liabilities....................        33,739           44,984

     Company obligated mandatorily
      redeemable capital securities of
      subsidiary trust....................        35,000           35,000
     Other long-term debt.................       623,369          621,855

          Total long-term debt............       658,369          656,855

          Total liabilities...............     4,130,121        4,038,156

SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value per
       share, 3,000,000 shares authorized,
       none issued........................           -0-              -0-
     Common stock $1 par value per share,
       100,000,000 shares authorized;
       62,525,412 shares issued; 58,222,096
       and 58,195,450 shares outstanding at
       March 31, 2001 and December 31, 2000,
       respectively.......................        62,525           62,525
     Additional paid-in capital...........        66,979           67,223
     Retained earnings....................       275,749          272,169
     Accumulated other comprehensive income        3,272          (7,808)
     Treasury stock (4,303,316 shares at
       March 31, 2001 and 4,329,962 at
       December 31, 2000, at cost)........       (54,329)         (54,666)
     Unearned ESOP shares.................        (4,930)          (5,287)

       Total shareholders' equity.........       349,266          334,156

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..........    $4,479,387       $4,372,312

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollars in thousands except per share data)

                                                      For the Quarter
                                                      Ended March 31,
                                                      2001      2000

Interest Income
  Interest and fees on loans.......                $52,222    $51,110
  Interest and dividends on investments:
    Taxable interest...............                 23,331     22,392
    Interest exempt from Federal
     income taxes..................                  2,371      2,444
    Dividends......................                    854        930
  Interest on Federal funds sold...                    282         49
  Interest on bank deposits........                     20         18
     Total interest income.........                 79,080     76,943

Interest Expense
  Interest on deposits.............                 32,057     26,165
  Interest on short-term borrowings                  3,524      6,162
  Interest on company obligated
   mandatorily redeemable capital
   securities of subsidiary trust..                    831        831
  Interest on other long-term debt.                  8,436      8,346
     Total interest on long-term
      debt.........................                  9,267      9,177

     Total interest expense........                 44,848     41,504

Net Interest Income................                 34,232     35,439
  Provision for credit losses......                  2,407      2,505

Net interest income after provision
  for credit losses................                 31,825     32,934

Other Income
  Securities gains.................                    205          0
  Trust income.....................                  1,294      1,362
  Service charges on deposit
   accounts........................                  2,581      2,514
  Other income.....................                  5,187      3,482
     Total other income............                  9,267      7,358

Other Expenses
  Salaries and employee benefits...                 13,669     13,911
  Net occupancy expense............                  1,777      1,714
  Furniture and equipment expense..                  2,126      1,860
  Pennsylvania shares tax expense..                    941        894
  Other operating expenses.........                  6,943      6,771
     Total other expenses..........                 25,456     25,150

Income before income taxes.........                 15,636     15,142
  Applicable income taxes..........                  3,613      3,691
Net income.........................                $12,023    $11,451

Average Shares Outstanding.........             57,721,959 57,505,462
Average Shares Outstanding
  Assuming Dilution................             57,802,012 57,606,948

Per Share Data:
  Basic earnings per share.........                  $0.21      $0.20
  Diluted earnings per share.......                  $0.21      $0.20
  Cash dividends per share.........                  $0.145     $0.140

(a) The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (Dollars in thousands)

                                                               Accumulated
                                          Additional              Other                Unearned     Total
                                  Common   Paid-in   Retained Comprehensive Treasury     ESOP    Shareholders'
                                  Stock    Capital   Earnings    Income      Stock      Shares      Equity

Balance at December 31, 1999......$62,525  $ 68,330  $257,773   $(40,304)   $(55,448)   $(6,193)    $286,683

 Comprehensive income
  Net income......................    -0-       -0-    11,451        -0-         -0-        -0-      11,451
  Other comprehensive income, net
   of tax:
   Unrealized holding gains on
   securities arising during the
   period.........................    -0-       -0-       -0-     (5,168)        -0-        -0-      (5,168)
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-         -0-        -0-        -0-          -0-

    Total other comprehensive
     income.......................    -0-       -0-       -0-     (5,168)        -0-        -0-      (5,168)

  Total comprehensive income......    -0-       -0-    11,451     (5,168)        -0-        -0-       6,283

  Cash dividends declared.........    -0-       -0-    (8,133)       -0-         -0-        -0-      (8,133)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-        143         143

  Discount on dividend reinvestment
    plan purchases................    -0-      (147)      -0-        -0-         -0-        -0-        (147)

  Treasury stock acquired.........    -0-       -0-       -0-        -0-        (873)       -0-        (873)

  Treasury stock reissued.........    -0-       (88)      -0-        -0-         387        -0-         299

  Tax benefit of stock options....    -0-        75       -0-        -0-         -0-        -0-          75

Balance at March 31, 2000.........$62,525  $ 68,170  $261,091   $(45,472)   $(55,934)   $(6,050)    $284,330


Balance at December 31, 2000......$62,525  $ 67,223  $272,169   $ (7,808)   $(54,666)   $(5,287)    $334,156

 Comprehensive income
  Net income......................    -0-       -0-    12,023        -0-         -0-        -0-       12,023
  Other comprehensive income, net
   of tax:
     Unrealized holding gains on
     securities arising during the
     period.......................    -0-       -0-       -0-     11,189         -0-        -0-       11,189
     Less: reclassification adjust-
     ment for gains on securities
     included in net income.......    -0-       -0-       -0-       (109)        -0-        -0-         (109)

    Total other comprehensive
     income.......................    -0-       -0-       -0-     11,080         -0-        -0-       11,080

  Total comprehensive income......    -0-       -0-    12,023     11,080         -0-        -0-       23,103

  Cash dividends declared.........    -0-       -0-    (8,443)       -0-         -0-        -0-       (8,443)

  Decrease in unearned ESOP shares    -0-       -0-       -0-        -0-         -0-        357          357

  Discount on dividend reinvestment
    plan purchases................    -0-      (153)      -0-        -0-         -0-        -0-         (153)

  Treasury stock reissued.........    -0-       (91)      -0-        -0-         337        -0-          246

Balance at March 31, 2001.........$62,525  $ 66,979  $275,749   $  3,272    $(54,329)   $(4,930)    $349,266

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                                         For the 3 Months
                                                          Ended March 31,
                                                         2001         2000

Operating Activities
  Net income.......................................    $12,023      $11,451
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for credit losses...................      2,407        2,505
     Depreciation and amortization.................      1,824        1,773
     Net gains on sales of assets..................     (1,182)        (389)
     Income from increase in cash surrender value
      of bank owned life insurance.................       (949)        (536)
     Decrease in interest receivable...............      1,040          609
     Decrease in interest payable..................    (14,818)        (720)
     Increase in income taxes payable..............      3,577        3,878
     Change in deferred taxes......................         22         (162)
     Other-net.....................................     (4,399)      (3,100)

       Net cash provided (used) by operating
         activities................................       (455)      15,309

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales...........................        -0-          -0-
     Proceeds from maturities and redemptions......     73,608       21,877
  Transactions with securities available for sale:
     Proceeds from sales...........................     25,520          -0-
     Proceeds from maturities and redemptions......     97,663       19,416
     Purchases.....................................   (264,767)     (26,954)
  Proceeds from sales of loans and other assets....     24,791        4,767
  Investment in bank owned life insurance..........    (15,000)         -0-
  Net decrease (increase) in time deposits with
     banks.........................................     (1,032)         469
  Net increase in loans............................    (38,350)     (22,401)
  Purchases of premises and equipment..............     (1,584)      (2,513)
       Net cash provided (used) by investing
       activities..................................    (99,151)      (5,339)

Financing Activities
  Repayments of other long-term debt...............       (130)     (25,117)
  Proceeds from issuance of other long-term debt...      2,000       28,000
  Discount on dividend reinvestment plan purchases.       (153)        (147)
  Dividends paid...................................     (8,440)      (8,141)
  Net increase (decrease) in Federal funds purchased    (6,150)     125,050
  Net increase (decrease) in other short-term
    borrowings.....................................     20,893     (105,078)
  Sale of branch and deposits, net of cash received     (9,591)         -0-
  Net increase (decrease) in deposits..............     97,333      (42,051)
  Stock option tax benefit.........................        -0-           75
  Purchase of treasury stock.......................        -0-         (873)
  Proceeds from sale of treasury stock.............        246          298

       Net cash provided (used) by financing
        activities.................................     96,008      (27,984)

       Net increase (decrease) in cash and cash
        equivalents................................     (3,598)     (18,014)

Cash and cash equivalents at January 1.............    101,848      101,373

Cash and cash equivalents at March 31..............    $98,250     $ 83,359

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2001
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and 2000, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2001 and 2000. The results of the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                          2001       2000
Cash paid during the first three
months of the year for:

  Interest                              $44,847     $42,224
  Income Taxes                          $   -0-     $   -0-

Noncash investing and financing
activities:

  ESOP loan reductions                  $   357     $   143
  Loans transferred to other real
    estate owned and repossessed
    assets                              $ 1,020     $ 2,349
  Gross increase (decrease) in
    market value adjustment to
    securities available for sale       $17,046     $(7,951)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2001
                           (Unaudited)

NOTE 3   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                                    March 31, 2001                  March 31, 2000

                                                          Tax       Net of                Tax       Net of
                                             Pre-tax   (Expense)     Tax      Pre-tax   (Expense)     Tax
                                             Amount     Benefit     Amount    Amount     Benefit    Amount
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
  arising during the period                 $17,214    $(6,025)     $11,189   $(7,951)    $2,783   $(5,168)
 Less:  reclassification adjustment for
  gains realized in net income                 (168)        59         (109)      -0-        -0-       -0-
 Net unrealized gains (losses)               17,046     (5,966)      11,080    (7,951)     2,783    (5,168)
Other comprehensive income                  $17,046    $(5,966)     $11,080   $(7,951)    $2,783   $(5,168)

NOTE 4   New Accounting Pronouncements

Effective January 1, 2001, the Corporation adopted the Financial Accounting Standards Board ("FASB") statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") as amended. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge. If a derivative qualifies as hedge, a company can elect to use hedge accounting to eliminate or reduce income-statement volatility that would arise from reporting changes in a derivative's fair value in income. FAS No. 133 was amended by FASB statement No. 137 which delayed the effective date of FAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. FAS No. 133 was also amended by FAS No. 138 which addresses and clarifies issues causing implementation difficulties for numerous entities applying FAS No. 133. FAS No. 138 includes amendments to FAS No. 133 which resulted from decisions made by the FASB related to the Derivatives Implementation Group ("DIG") process. The DIG was created by the FASB to facilitate implementation by identifying issues that arise from applying the requirements of FAS No. 133 and to advise the FASB on how to resolve those issues. The Corporation currently has no freestanding derivative or hedging instruments. Management reviewed contracts from various functional areas of the Corporation to identify potential derivatives embedded within selected contracts. In accordance with the guidance provided in DIG Issue C13, management identified embedded derivatives in some loan commitments for residential mortgages where the Corporation has intent to sell to an investor such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae"). Due to the short-term nature of these loan

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2001
                           (Unaudited)

NOTE 4   New Accounting Pronouncements (Continued)

commitments (30 days or less) and the historical dollar amount of commitment outstanding at period end, the adoption of FAS No. 133 did not have a material impact on the Corporation's financial condition or results of operations.

In September 2000, the FASB issued statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" which replaces FASB statement No. 125, issued in June 1996. FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of FAS No. 125. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of FAS No. 140 did not have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 2001 as Compared to the First Three Months of 2000

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

Net income in the first quarter of 2001 was $12.0 million reflecting an increase of $572 thousand over 2000 results of $11.5 million. The increase in net income for the 2001 period was primarily the result of gains on the sale of loans, securities and a branch which were earned during the 2001 period. Basic earnings per share and diluted earnings per share were $0.21 for the three months of 2001 compared to basic earnings per share and diluted earnings per share of $0.20 for the three months of 2000. Basic earnings per share excluding gains on sale of assets was $0.19 for both the 2001 and 2000 periods. Return on average assets was 1.11% and return on average equity was 14.14% during the 2001 period, compared to 1.07% and 15.96%, respectively during the same period of 2000.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $34.2 million for the three months of 2001 compared to $35.4 million for the same period of 2000. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.55% for the three months of 2001 compared to 3.71% for the three months of 2000. The reduction in net interest margin for the 2001 period compared to 2000 resulted primarily from deposit rate increases which were greater than loan yield increases compared to the 2000 period. The yield on loans increased by 27 basis points (0.27%) for the first quarter of 2001 compared to the first quarter of 2000, while deposit costs increased by 57 basis points (0.57%) over the same time period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2001 as Compared to the First Three Months of 2000 (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
   (dollar amounts in thousands)
                                       2001 Change from 2000
                                   Total   Change Due Change Due
                                  Change   To Volume   To Rate

Interest-earning assets:
   Time deposits with banks      $     2    $    5     $   (3)
   Securities                        790     1,693       (903)
   Federal funds sold                233       213         20
   Loans                           1,112       (47)     1,159
      Total interest income        2,137     1,864        273
Interest-bearing liabilities:
   Deposits                        5,892     2,274      3,618
   Short-term borrowings          (2,638)   (2,589)       (49)
   Long-term debt                     90       231       (141)
      Total interest expense       3,344       (84)     3,428
         Net interest income     $(1,207)   $1,948    $(3,155)

Interest and fees on loans increased $1.1 million for 2001 over 2000 levels, primarily as a result of rate increases in all loan categories. The total yield on loans for the first three months of 2001 was 8.61%, representing an increase of 27 basis points (0.27%) compared to loan yields for the first quarter of 2000. Average loans for the three months of 2001 decreased $4.5 million compared to averages for the three months of 2000 as decreases in average consumer loans were partially offset by increases in commercial loans and municipal loans.

Interest income on investments increased $790 thousand for the first quarter of 2001 compared to the corresponding period of 2000 and included increases due to volume for asset backed securities and corporate bonds. Average balances of corporate bonds and asset backed securities increased $85.7 million and $26.2 million, respectively for the first quarter of 2001 compared to 2000 averages. Increases in investment income due to volume were partially offset by decreases in investment income due to rate as yields on investments for the first three months of 2001 were 6.70% compared to investment yields of 6.88% for the first three months of 2000.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2001 as Compared to the First Three Months of 2000 (Continued)

Interest on deposits increased $5.9 million for the 2001 period compared to 2000, as interest on time deposits increased $5.8 million for the three months of 2001 compared to 2000. Average time deposits increased $223.0 million for the three months of 2001 compared to 2000 averages resulting in an increase in interest expense due to volume of $2.5 million. The cost of time deposits for the three months of 2001 increased by 72 basis points (0.72%) compared to 2000 costs of 5.22% resulting in an increase in interest expense due to rate of $3.3 million.

Interest expense on short-term borrowings decreased $2.6 million for the three months of 2001 compared to the three months of 2000 as the average balance of short-term borrowings decreased by $174.8 million over 2000 averages. The cost of short-term borrowings for the 2001 period also decreased by 23 basis points (0.23%) compared to 2000 costs of 5.57%.

Interest expense on long-term debt increased $90 thousand for the three months of 2001 compared to 2000 period. Average long-term debt for the first quarter of 2001 increased by $16.1 million compared to 2000 averages as short-term borrowings from the Federal Home Loan Bank were termed out, to take advantage of declining interest rates.

The provision for credit losses was $2.4 million for the three months of 2001 compared to $2.5 million during the three months of 2000. Net charge-offs against the allowance for credit losses were $1.7 million in the 2001 period compared to $2.2 million in the 2000 period, reflecting a decrease of $572 thousand. The 2001 decrease in net charge-offs included decreases in net charge-offs for commercial loans not secured by real estate of $548 thousand and decreases in net charge-offs for loans to individuals of $400 thousand compared to 2000 net charge-offs. The aforementioned decreases in net charge-offs during the first quarter of 2001 were partially offset by increases in net charge-offs for loans secured by residential real estate of $117 thousand and loans secured by commercial real estate of $238 thousand compared to 2000 net charge-offs. The provision for credit losses as a percent of net charge-offs was 144.22% at March 31, 2001 compared to 111.78% at March 31, 2000. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2001 as Compared to the First Three Months of 2000 (Continued)

Below is an analysis of the consolidated allowance for credit losses for the three month periods ended March 31, 2001 and 2000.

                                    2001              2000

                                    (Amounts in thousands)

Balance January 1,                 $33,601          $33,539
Loans charged off:
  Commercial, financial and
   agricultural                        217              839
  Real estate-construction             -0-              -0-
  Real estate-commercial               238              -0-
  Real estate-residential              322              191
  Loans to individuals               1,057            1,464
  Lease financing receivables          115               97

      Total loans charged off        1,949            2,591

Recoveries of previously
 charged off loans:
  Commercial, financial and
   agricultural                         66              132
  Real estate-construction             -0-              -0-
  Real estate-commercial               -0-              -0-
  Real estate-residential               21                7
  Loans to individuals                 188              195
  Lease financing receivables            5               16

      Total recoveries                 280              350

      Net charge offs                1,669            2,241

Provision charged to operations      2,407            2,505

Balance March 31,                  $34,339          $33,803


Net securities gains of $205 thousand during the first quarter of 2001 resulted primarily from sales and calls of fixed rate U.S. government agency securities classified as securities "available for sale" with a book value of $39.9 million. There were no securities transactions during the 2000 period that resulted in gains or losses.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2001 as Compared to the First Three Months of 2000 (Continued)

Service charges on deposits for the first quarter of 2001 increased $67 thousand compared to the first quarter of 2000 as a result of increases in NSF and account analysis fees. Gains on the sale of loans were $336 thousand for the three months of 2001 compared to gains on sale of loans of $3 thousand for the three months of 2000. Gains on sale of loans for the 2001 period resulted primarily from the sale of $12.9 million of 30 year residential mortgage loans with significant prepayment exposure during falling rates.

Other income for the first quarter of 2001 was $4.9 million representing an increase of $1.4 million compared to the first quarter of 2000. As a result of branch analysis including the evaluation of the potential sale or consolidation of branches competing in the same market area, the Corporation sold one of its branches located in Bethel Park, Pennsylvania. The premium on the sale of $10.4 million of deposits from the branch resulted in a gain of $767 thousand, while an additional gain of $10 thousand resulted from the sale office furniture and equipment. Other income for the three months of 2001 also reflected increases in income from bank owned life insurance, ATM and debit card fees, merchant discount and utility processing fees of $413 thousand, $278 thousand, $74 thousand and $132 thousand, respectively over 2000 revenues.

Noninterest expense was $25.5 million for the three months of 2001 reflecting an increase of $306 thousand over the 2000 level of $25.2 million. Total noninterest expense as a percent of average assets was 2.34% for both 2001 and 2000 periods.
Employee costs were $13.7 million in 2001, representing 1.26% of average assets on an annualized basis compared to $13.9 million or 1.30% of average assets on an annualized basis for 2000. Salary costs for the 2001 period remained stable compared to 2000 at $10.7 million. Employee benefit costs for the first three months of 2001 reflected decreases of $259 thousand over the first three months of 2000 and included decreases in health insurance costs of $36 thousand, decreases in 401(k) plan expenses of $97 thousand and decreases in expenses of the Corporation's employee stock ownership plan of $105 thousand compared to the first three months of 2000.

Furniture and equipment expenses of $2.2 million for the first three months of 2001 reflected increases of $266 thousand over 2000 levels and included increases in computer software depreciation and software maintenance. Other operating expenses for the 2001 period were $6.2 million reflecting an increase of $172 thousand over the 2000 amount of $6.0 million. The first three months of 2001 included increases in collection and repossession expenses and legal fees of $110 thousand and $87

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Three Months of 2001 as Compared to the First Three Months of 2000 (Continued)

thousand, respectively compared to 2000 levels. Postage costs during 2001 include rate increases and may be further impacted throughout the year by increased direct mail communications to customers for required privacy mailings. Other operating expenses for the first quarter of 2001 reflected decreases in advertising and promotions of $79 thousand and $87 thousand, respectively compared to the first quarter of 2000.

Income tax expense was $3.6 million for the three months of 2001 compared to $3.7 million for the same period of 2000. The Corporation's effective tax rate was 23.1% for the 2001 period compared to 24.4% for the corresponding period of 2000. The reduction of the Corporation's effective tax rate for 2001 was primarily the result of increased tax free income from municipal loans and bank owned life insurance during 2001 compared to the 2000 period.

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

LIQUIDITY (Continued)

Net loans increased $11.1 million in the first three months of 2001 as increases in commercial loans and increases in loans to individuals were partially offset by decreases in residential real estate loans. The decrease in residential real estate loans during 2001 was partially the result of the previously discussed residential mortgage sale. Total deposits increased $87.0 million for the first three months of 2001 and included increases in time deposits of $81.1 million and increases in total savings deposits of $6.2 million. Customers continue to reinvest savings deposits in higher yielding investments both within and outside the commercial banking industry. Savings deposit increases during 2001 occurred primarily in money market deposit accounts.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of March 31, 2001 securities available for sale had an amortized cost of $1,392.0 million and an approximate fair value of $1,397.0 million.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 2001 and December 31, 2000
(Dollar amounts in thousands):

                                           March 31, 2001
                             0-90       91-180    181-365   Cumulative
                             Days        Days       Days    0-365 Days

Loans....................$  623,362   $ 133,185   $240,662  $   997,209
Investments..............   123,748      73,828    103,146      300,722
Other interest-earning
 assets..................    19,759         -0-        -0-       19,759

  Total interest-sensitive
   assets................   766,869     207,013    343,808    1,317,690

Certificates of deposits.   380,458     320,082    422,857    1,123,397
Other deposits........... 1,015,837         -0-        -0-    1,015,837
Borrowings...............   290,662         500      2,957      294,119
  Total interest-sensitive
   liabilities........... 1,686,957     320,582    425,814    2,433,353
  GAP....................$ (920,088)  $(113,569)  $(82,006) $(1,115,663)

ISA/ISL..................       0.45       0.65       0.81         0.54
Gap/Total assets.........     20.54%      2.54%      1.83%       24.91%

                                       December 31, 2000
                             0-90       91-180    181-365   Cumulative
                             Days        Days       Days    0-365 Days

Loans....................$   621,536   $130,374  $ 244,605  $   996,515
Investments..............    130,220     47,279    105,423      282,922
Other interest-earning
 assets..................     11,552        -0-        -0-       11,552

  Total interest-sensitive
   assets................    763,308    177,653    350,028    1,290,989

Certificates of deposits.    274,963    264,805    470,828    1,010,596
Other deposits...........  1,018,205        -0-        -0-    1,018,205
Borrowings...............    274,673        884        457      276,014
  Total interest-sensitive
   liabilities...........  1,567,841    265,689    471,285    2,304,815
  GAP....................$  (804,533)  $(88,036) $(121,257) $(1,013,826)

ISA/ISL..................      0.49        0.67       0.74         0.56
Gap/Total assets.........    18.40%       2.01%      2.77%       23.19%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at March 31, 2001, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame and the Corporation's position would remain well within current policy guidelines.

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
                                                   At March 31,
                                               2001           2000
                                             (amounts in thousands)

Nonperforming Loans:

Loans on nonaccrual basis                   $    9,447     $   11,643
Past due loans                                  21,751         14,468
Renegotiated loans                               2,250          1,482
     Total Nonperforming Loans              $   33,448     $   27,593

Other real estate owned                     $    1,475     $    1,840

Loans outstanding at end of period          $2,502,629     $2,515,717

Average loans outstanding (year-to-date)    $2,503,187     $2,507,679

Nonperforming loans as percent of
  total loans                                    1.34%          1.10%

Provision for credit losses                 $    2,407     $    2,505

Net charge-offs                             $    1,669     $    2,241

Net charge-offs as percent of
  average loans outstanding                       0.07%         0.09%

Provision for credit losses as percent
  of net charge-offs                            144.22%       111.78%

Allowance for credit losses as percent
  of average loans outstanding                    1.37%         1.35%

Allowance for credit losses as percent
  of end-of-period loans outstanding              1.37%         1.34%

Allowance for credit losses as percent
  of nonperforming loans                        102.66%       122.51%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at March 31, 2001 and March 31, 2000:

                                                          2001     2000
                                                      (amounts in thousands)
Recorded investment in impaired loans at end
of period                                               $11,697   $13,125

Year to date average balance of impaired loans          $12,171   $12,932

Allowance for credit losses related to impaired
loans                                                   $ 2,373   $ 2,928

Impaired loans with an allocation of the allowance
for credit losses                                       $ 3,730   $ 5,568

Impaired loans with no allocation of the allowance
for credit losses                                       $ 7,967   $ 7,557

Year to date income recorded on impaired loans on
a cash basis                                            $   194   $   199

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of March 31, 2001, there were no significant concentrations of credit.

Nonperforming loans at March 31, 2001 increased $5.9 million compared to 2000 levels and included increases in past due loans of $7.3 million and increases in renegotiated loans of $768 thousand which were partially offset by decreases in nonaccrual loans of $2.2 million. Past due loans reflected increases in past due loans secured by residential real estate of $2.8 million and past due commercial loans of $5.5 million compared to 2000 levels. Past due loans at March 31, 2001 reflected a decrease of past due loans and leases to individuals of $724 thousand. The increase in renegotiated loans at March 31, 2001 compared to

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

the corresponding period of 2000 was the result of the modification of loan terms for one commercial borrower during the third quarter of 2000. Nonaccrual loans reflected decreases in nonaccrual commercial loans of $1.6 million and nonaccrual loans secured by residential real estate of $565 thousand compared to the same period of 2000. Nonperforming loans as a percent of total loans was 1.34% at March 31, 2001 compared to 1.41% at December 31, 2000 and 1.10% at March 31, 2000.

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

CAPITAL RESOURCES

Equity capital increased $15.1 million in the first three months of 2001. Dividends declared reduced equity by $8.4 million during the 2001 period, while earnings retention was $3.6 million, representing an earnings retention rate of 29.78%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $357 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $153 thousand. The market value adjustment to securities available for sale increased equity by $11.1 million. Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $246 thousand during 2001.

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

The table below presents the Corporation's capital position at
March 31, 2001:
                                                        Percent
                                      Amount          of Adjusted
                                  (in thousands)        Assets

Tier I Capital                       $373,054            13.0%
Risk-Based Requirement                114,774             4.0

Total Capital                         407,394            14.2
Risk-Based Requirement                229,548             8.0

Minimum Leverage Capital              373,054             8.5
Minimum Leverage Requirement          132,031             3.0

At March 31, 2001 the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

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

             Not applicable

ITEM 5.  OTHER INFORMATION

             Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  Exhibit 3.0 Amendment of the Corporation's
                  By-Laws

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



                         FIRST COMMONWEALTH FINANCIAL CORPORATION
                            (Registrant)



DATED:  MAY 14, 2001         /S/ Joseph E. O'Dell
                             Joseph E. O'Dell, President and
                             Chief Executive Officer


DATED:  MAY 14, 2001         /S/ John J. Dolan
                             John J. Dolan, Executive Vice
                             President and Chief Financial
                             Officer

1337: