Form 10-Q
period 2001-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2001-08-14
CIK 712537

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF1934

               For the quarterly period ended June 30, 2001

                                    OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF1934

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

Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of August 13, 2001 was 58,429,035.

        FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES



                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                Page

             First Commonwealth Financial Corporation and Subsidiaries Consolidated
               Balance Sheets                                 3
             Consolidated Statements of Income                4
             Consolidated Statements of Changes in Shareholders' Equity
5
             Consolidated Statements of Cash Flows            6

             Notes to Consolidated Financial Statements       7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS            10


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                    25



                        PART II - OTHER INFORMATION

Other Information                                             26

Signatures                                                    Signature
Page

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                          (Dollars in thousands)


                                                      June 30,   December
                                                                    31,
                                                        2001
                                                                   2000
ASSETS
  Cash and due from banks on demand                           $           $
                                                         87,062      90,723
  Interest-bearing deposits with banks                      500         427
  Federal funds sold                                      3,000      11,125
     Securities available for sale, at market         1,427,784   1,238,230

     Securities held to maturity, at cost, (Market
value                                                   310,207     398,107
               $314,464 in 2001 and $398,662 in
2000)

     Loans                                            2,549,160   2,492,874
               Unearned income                          (1,620)     (2,047)
               Allowance for credit losses
                                                       (33,885)    (33,601)
              Net loans                               2,513,655   2,457,226

  Property and equipment                                 44,920      44,671
     Other real estate owned                              1,786       1,661
     Other assets
                                                        142,773     130,142

          TOTAL ASSETS                                $4,531,68  $4,372,312
                                                              7

LIABILITIES
  Deposits (all domestic):
               Noninterest-bearing                            $           $
                                                        255,868     244,010
               Interest-bearing
                                                      2,958,749   2,820,136
                                                      3,214,617   3,064,146
Total deposits

     Short-term borrowings                              272,031     272,171
     Other liabilities                                   27,499      44,984

     Company obligated mandatorily redeemable
               capital securities of subsidiary          35,000      35,000
trust
     Other long-term debt                                           621,855
                                                        630,354

                                                                    656,855
Total long-term debt                                    665,354

                                                      4,179,501   4,038,156
Total liabilities

SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value per share,
3,000,000 shares                                            -0-         -0-
               authorized, none issued
     Common stock $1 par value per share,
100,000,000 shares authorized;
          62,525,412 shares issued; 58,308,256 and       62,525      62,525
58,195,450 shares
          outstanding at June 30, 2001 and December
31, 2000, respectively
     Additional paid-in capital                          66,546      67,223
     Retained earnings                                  279,329     272,169
     Accumulated other comprehensive income               1,689     (7,808)
     Treasury stock (4,217,156 shares at June 30,
2001, and                                              (53,241)    (54,666)
               4,329,962 at December 31, 2000, at
cost)
     Unearned ESOP shares
                                                        (4,662)     (5,287)
          Total shareholders' equity
                                                        352,186     334,156
                                                      $4,531,68  $4,372,312
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    7

The accompanying notes are an integral part of these consolidated financial statements.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (Dollars in thousands except per share data)

                                          For the              For the 6
                                         Quarter               Months
                                                Ended
                                        June 30,           Ended June 30,


                                                            Ended June 30,
                                     Ended June 30,
                                        2001      2000      2001      2000
Interest Income
   Interest and fees on loans        $50,755   $51,95      $102    $103,0
                                                    5      ,977        65
   Interest and dividends on
investments:
     Taxable interest                 23,443    21,941     46,77    44,333
                                                               4
     Interest exempt from Federal      2,374     2,421     4,745     4,865
income taxes
     Dividends                           575       904     1,429     1,834
   Interest on Federal funds sold        206        74       488       123
   Interest on bank deposits
                                          18        22        38        40
      Total interest income           77,371    77,317     156,4   154,260
                                                              51

Interest Expense
   Interest on deposits               31,243    27,544     63,30    53,709
                                                               0
   Interest on short-term              2,709     5,612     6,233    11,774
borrowings
   Interest on company obligated
mandatorily                              832       831     1,663     1,662
redeemable capital securities of
subsidiary trust


      mandatorily redeemable
capital
      securities of subsidiary
trust
   Interest on other long-term
debt                                   8,629     8,456     7,065    16,802
      Total interest on long-term
debt                                   9,461     9,287     18,72    18,464
                                                               8

      Total interest expense
                                      43,413    42,443     88,26    83,947
                                                               1

Net Interest Income                   33,958    34,874     68,19    70,313
                                                               0
   Provision for credit losses
                                       2,557     2,415     4,964     4,920

Net interest income after             31,401    32,459     63,22    65,393
provision for credit losses                                    6
   for credit losses

Other Income
   Securities gains                    1,790     1,686     1,995     1,686
   Trust income                        1,256     1,402     2,550     2,764
   Service charges on deposit          2,707     2,622     5,288     5,136
accounts
   Other income
                                       4,620     4,230     9,807     7,712
      Total other income              10,373     9,940     19,64    17,298
                                                               0

Other Expenses
   Salaries and employee benefits     13,401    12,930     27,07    26,841
                                                               0
   Net occupancy expense               1,623     1,606     3,400     3,320
   Furniture and equipment expense     2,254     1,948     4,380     3,808
   Data processing expense               821       924     1,588     1,691
   Pennsylvania shares tax expense       970       916     1,911     1,810
   Other operating expenses
                                       6,934     6,724     13,11    12,728
                                                               0
      Total other expenses
                                      26,003    25,048     51,45    50,198
                                                               9

Income before income taxes            15,771    17,351     31,40    32,493
                                                               7
   Applicable income taxes
                                       3,737     4,261     7,350     7,952
Net income                           $12,034   $13,090     $24,0   $24,541
                                                              57

Average Shares Outstanding           57,799,   57,515,     57,76   57,510,
                                         443       772     0,915       617
Average Shares Outstanding           58,035,   57,566,     57,91   57,586,
Assuming Dilution                        585       079     9,444       513



  Assuming Dilution
Per Share Data:
   Basic earnings per share              $         $           $   $ 0.430
                                     0.210     0.230       0.420
   Diluted earnings per share            $         $           $   $ 0.430
                                     0.210     0.230       0.420
   Cash dividends per share              $         $           $   $ 0.280
                                     0.145     0.140       0.290

 The accompanying notes are an integral part of these consolidated financial statements.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                          (Dollars in thousands)

                                             Accumula
                                Addit          ted           Unear  Total
                         Commo  ional         Other    Trea   ned  Shareho
                           n    Paid-  RetainedComprehe  sury  ESOP  lders'
                         Stock   in    Earn   nsive    Stoc  Share Equity
                                Capit  ings   Income    k      s
                                 al
Balance at December 31,  $62,5  $68,3  $257  $(40,304  $(55  $(6,1 $286,68
1999                        25     30  ,773         )  ,448    93)       3
                                                          )
  Comprehensive income
     Net income              0      0  24,5         0     0      0  24,541
                                         41
     Other comprehensive
income, net of tax:
          Unrealized
holding gains on             0      0     0       986     0      0     986
securities
arising during the
period
          Less:
reclassification                                          0
adjustment for gains         0      0     0   (1,096)            0 (1,096)
             On
securities included in
net income
    Total other
comprehensive income         0      0     0     (110)     0      0   (110)
  Total comprehensive        0      0  24,5     (110)     0      0  24,431
income                                   41
  Cash dividends             0      0  (16,         0     0      0 (16,267
declared                               267)                              )
  Decrease in unearned       0      0     0         0     0    286     286
ESOP shares
  Discount on dividend
reinvestment plan            0  (294)     0         0     0      0   (294)
     Purchases
  Treasury stock             0      0     0         0  (873      0   (873)
acquired                                                  )
  Treasury stock             0   (88)     0         0   387      0     299
reissued
  Tax benefit of stock
options                      0     75     0         0     0      0      75
Balance at June 30, 2000 $62,5  $68,0  $266  $(40,414  $(55  $(5,9 $294,34
                            25     23  ,047         )  ,934    07)       0
                                                          )

Balance at December 31,  $62,5  $67,2  $272  $(7,808)  $(54  $(5,2 $334,15
2000                        25     23  ,169            ,666    87)       6
                                                          )
  Comprehensive income
    Net income               0      0  24,0         0     0      0  24,057
                                         57
    Other comprehensive
income, net of tax:
        Unrealized           0      0     0    10,765     0      0  10,765
holding gains on
securities
            arising
during the period
         Less:
reclassification
adjustment for gains         0      0     0   (1,268)     0      0 (1,268)
             On
securities included in
net income
      Total other
comprehensive  income        0      0     0     9,497     0      0   9,497
  Total comprehensive        0      0  24,0     9,497     0      0  33,554
income                                   57
  Cash dividends             0      0  (16,         0     0      0 (16,897
declared                               897)                              )
  Decrease in unearned       0      0     0         0     0    625     625
ESOP shares
  Discount on dividend
reinvestment plan            0  (306)     0         0     0      0   (306)
      Purchases
  Treasury stock             0      0     0         0     0      0       0
acquired
  Treasury stock
reissued                     0  (371)     0         0  1,42      0   1,054
                                                          5
Balance at June 30, 2001 $62,5  $66,5  $279    $1,689  $(53  $(4,6 $352,18
                            25     46  ,329            ,241    62)       6
                                                          )


The accompanying notes are an integral part of these consolidated financial statements.

   FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   (Dollars in thousands)

                                                           For the 6
                                                            Months
                                                        Ended June 30,
                                                          2001   2000
Operating Activities
  Net income                                                  $       $
                                                         24,057  24,541
  Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for credit losses                          4,964   4,920
     Depreciation and amortization                        3,783   3,558
     Net gains on sales of assets                        (2,942  (1,933
                                                              )       )
     Income from increase in cash surrender value of     (2,060  (1,732
bank owned life insurance                                     )       )
     Decrease in interest receivable                      1,434     615
     Increase (decrease) in interest payable             (16,85     683
                                                             8)
     Increase (decrease) in income taxes payable          (184)     201
     Change in deferred taxes                             (148)      30
     Other-net
                                                         (3,011  (1,150
                                                              )       )
        Net cash provided (used) by operating
activities                                                9,035  29,733

Investing activities
  Transactions with securities held to maturity:
     Proceeds from sales                                      0       0
     Proceeds from maturities and redemptions            87,957  40,000
     Purchases                                                0  (4,931
                                                                      )
  Transactions with securities available for sale:
     Proceeds from sales                                 71,431  16,358
     Proceeds from maturities and redemptions            199,94  44,315
                                                              3
     Purchases                                           (444,3  (46,88
                                                            79)      7)
  Proceeds from sales of loans and other assets          46,679  13,520
  Investment in bank owned life insurance                (15,00  (15,00
                                                             0)      0)
  Net decrease (increase) in time deposits with banks      (72)     491
  Net increase in loans                                  (108,2  (18,41
                                                            46)      5)
  Purchases of premises and equipment
                                                         (3,245  (3,944
                                                              )       )
      Net cash provided (used) by investing activities   (164,9  25,507
                                                            32)

Financing Activities
  Repayments of other long-term debt                      (376)  (25,24
                                                                     0)
  Proceeds from issuance of other long-term debt          9,500  29,900
  Discount on dividend reinvestment plan purchases        (306)   (294)
  Dividends paid                                         (16,88  (16,27
                                                             2)      3)
  Net increase (decrease) in Federal funds purchased     (3,900   4,875
                                                              )
  Net increase (decrease) in other short-term             3,760  (121,2
borrowings                                                          06)
  Sale of branch and deposits, net of cash received      (9,591       0
                                                              )
  Net increase (decrease) in deposits                    160,85  61,543
                                                              2
  Stock option tax benefit                                    0      75
  Purchase of treasury stock                                  0   (873)
  Proceeds from sale of treasury stock
                                                          1,054     298
      Net cash provided (used) by financing activities   144,11  (67,19
                                                              1      5)
      Net increase (decrease) in cash and cash           (11,78  (11,95
equivalents                                                  6)      5)
  Cash and cash equivalents at January 1                 101,84  101,37
                                                              8       3
  Cash and cash equivalents at June 30                   $90,06  $89,41
                                                              2       8

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
                          SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2001 and the results of operations for the three month and six month periods ended June 30, 2001 and 2000, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2001 and 2000. The results of the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                               2001       2000

Cash paid during the first six months of the year for:

  Interest                                        $105,119
$83,264
  Income Taxes                               $    7,650     $
7,725

Noncash investing and financing activities:

  ESOP loan reductions                            $       625
$     286
  Loans transferred to other real estate owned and
    Repossessed assets                            $    2,777
$  3,649
  Gross increase (decrease) in market value adjustment
    To securities available for sale                        $
14,611    $    (169)
7

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSID
IARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2001
                          (Unaudited)


NOTE 3   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                                      June 30,
2001             June 30, 2000

                                                      Tax     Net
of            Tax     Net of
                                   Pre-Tax   (Expense)   Tax
Pre-tax   (Expense)   Tax
                                   Amount      Benefit    Amount
Amount      Benefit  Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period
$16,561   $(5,796)  $10,765   $  1,517  $(531)    $   986
  Less:  reclassification adjustment for gains realized in net
income       (1,950)           682   (1,268)        (1,686)
590   (1,096)
  Net unrealized gains (losses)                     14,611
(5,114)       9,497      (169)          59       (110)
Other comprehensive income                        $14,611
$(5,114)   $ 9,497  $   (169)  $    59  $  (110)

NOTE 4   New Accounting Pronouncements

Effective January 1, 2001, the Corporation adopted the Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments Hedging Activities" ("FAS No. 133") as amended. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge. If a derivative qualifies as hedge, a company can elect to use hedge accounting to eliminate or reduce income-statement volatility that would arise from reporting changes in a derivative's fair value in income. FAS No. 133 was amended by FASB statement No. 137 which delayed the effective date of FAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. FAS No. 133 was also amended by FAS No. 138 which addresses and clarifies issues causing implementation difficulties for numerous entities applying FAS No. 133. FAS No. 138 includes amendments to FAS No. 133 which resulted from decisions made by the FASB related to the Derivatives Implementation Group ("DIG") process. The DIG was created by the FASB to facilitate implementation by identifying issues that arise from applying the requirements of FAS No. 133 and to advise the FASB on how to resolve those issues. The Corporation currently has no freestanding derivative or hedging instruments. Management reviewed contracts from various functional areas of the Corporation to identify potential derivatives embedded within selected contracts. In accordance with the guidance provided in DIG Issue C13, management identified embedded derivatives in some loan commitments for residential mortgages where the Corporation has intent to sell to an investor such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae").

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001
                           (Unaudited)

NOTE 4   New Accounting Pronouncements (continued)

Due to the short-term nature of these loan commitments (30 days or less) and the historical dollar amount of commitments outstanding at period end, the adoption of FAS No. 133 did not have a material impact on the Corporation's financial condition or results of operations.

In September 2000, the FASB issued statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces FASB statement No. 125, issued in June 1996. FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of FAS No. 125. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of FAS No. 140 did not have a material impact on the Corporation's financial condition or results of operations.

In July 2001, the FASB issued statement No. 141, "Business Combinations". FAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of interest method. FAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. Additional provisions of FAS No.141 include the reclassification of certain existing recognized intangibles to goodwill and reclassification of certain intangibles out of previously reported goodwill upon adoption. Implementation of FAS No. 141 is not expected to have a material impact on the Corporation's financial condition or results of operations.

In July 2001, the FASB issued statement No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. FAS 142 requires that goodwill and other intangible assets with indefinite useful lives, including goodwill recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually and written down and charged to results of operations only in the periods in which the recorded value is more than the estimated fair value. The statement also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption including the identification of reporting units for the purpose of assessing potential future impairments of goodwill. After identifying its reporting units, the Corporation must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units and then determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Any transitional impairment loss resulting from the adoption of FAS No. 142 will be recognized as the

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001
                           (Unaudited)

NOTE 4   New Accounting Pronouncements (continued)

effect of a change in accounting principle in the Corporation's income statement. As of June 30, 2001, the Corporation had goodwill, net of accumulated amortization, of approximately $6.4 million, which would be subject to the transitional assessment provisions of FAS No. 142. Goodwill amortization expense was $838 thousand during fiscal 2000, or $0.014 per share. The elimination of goodwill amortization is expected to reduce other operating expenses in periods beginning after December 31, 2001, by $838 thousand annually. Management is currently assessing but has not yet determined the full impact of FAS No. 142 on the Corporation's financial condition or results of operations.

NOTE 5   Legal Proceedings

In 1994 a subsidiary Bank and its President at that time, were named as defendants in a lender liability action. The plaintiff seeks damages in excess of $375 thousand, plus punitive damages. Although the Company intends to vigorously defend itself, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or range of potential loss. A jury trial has been scheduled for the first quarter 2002.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND
   CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 2001 as Compared to the First Six Months of
2000

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation (the "Corporation") including its subsidiaries. In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Net income for the first six months of 2001 was $24.1 million reflecting a decrease of $484 thousand compared to 2000 results of $24.5 million. The decrease in net income for the 2001 period was primarily the result of decreases in net interest income which were partially offset by increases in non-interest income. Non-interest income, excluding

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

First Six Months of 2001 as Compared to the First Six Months of
2000 (Continued)

gains on asset sales, increased $1.3 million for the six months
of 2001 compared to 2000.   Basic earnings per share and diluted
earnings per share were $0.42 for the six months of 2001 compared to basic earnings per share and diluted earnings per share of $0.43 for the six months of 2000. Basic earnings per share excluding gains on sale of assets was $0.38 for the 2001 period compared to $0.40 for the 2000 period. Return on average assets was 1.09% and return on average equity was 13.91% during the 2001 period, compared to 1.15% and 17.00%, respectively during the same period of 2000.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income was $68.2 million for the six months of 2001 compared to $70.3 million for the same period of 2000. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.49% for the six months of 2001 compared to 3.70% for the six months of 2000. The reduction in net interest margin for the 2001 period compared to 2000 resulted primarily from deposit rate increases combined with declining investment yields compared to the 2000 period. The cost of deposits increased by 37 basis points (0.37%) for the first half of 2001 compared to the first half of 2000, while investment yields decreased by 26 basis points (0.26%) over the same time period. The Corporation continues to expand its fee-based services to offset persistent pressure on net interest income.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

           Analysis of Changes in Net Interest Income
                  (dollar amounts in thousands)

                                     2001 Change from 2000
                                 Total   Change Due    Change
                                Change   To Volume     Due To
                                                        Rate
Interest-earning assets:
  Time deposits with banks      $        $           $
                                (2)      10          (12)
  Securities
                                1,916    4,502       (2,586)
  Federal funds sold
                                365      437         (72)
  Loans
                                (88)     395         (483)
    Total interest income
                                2,191    5,344       (3,153)
Interest-bearing liabilities:
  Deposits
                                9,591    5,050       4,541
  Short-term debt
                                (5,541)  (4,639)     (902)
  Long-term debt
                                264      562         (298)
    Total interest expense
                                4,314    973         3,341
      Net interest income       $          $  4,371  $
                                (2,123)              (6,494)

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2001 as Compared to the First Six Months of
2000 (Continued)

Interest and fees on loans decreased $88 thousand for 2001 over 2000 levels as volume increases were offset by rate decreases. The total yield on loans for the first six months of 2001 was 8.41%, compared to loan yields of 8.40% for the first six months of 2000. Average loans for the six months of 2001 increased $5.0 million compared to averages for the six months of 2000 as increases in commercial loans and municipal loans were partially offset by reductions in average consumer loans.

Interest income on investments increased $1.9 million for the first half of 2001 compared to the corresponding period of 2000 and included increases due to volume for asset backed securities and corporate bonds. Average balances of corporate bonds and asset backed securities increased $101.4 million and $26.3 million, respectively for the first six months of 2001 compared to 2000 averages. Increases in investment income due to volume were partially offset by decreases in investment income due to rate as yields on investments for the first six months of 2001 were 6.63% compared to investment yields of 6.89% for the first six months of 2000.

Interest on deposits increased $9.6 million for the 2001 period compared to 2000, as interest on time deposits increased $9.8 million for the six months of 2001 compared to 2000. Average time deposits increased $216.7 million for the six months of 2001 compared to 2000 averages, resulting in an increase in interest expense due to volume of $5.1 million. The cost of time deposits for the six months of 2001 increased by 48 basis points (0.48%) compared to 2000 costs of 5.34% resulting in an increase in interest expense due to rate of $4.7 million.

Interest expense on short-term borrowings decreased $5.5 million for the six months of 2001 compared to the six months of 2000 as the average balance of short-term borrowings decreased by $151.0 million over 2000 averages. The cost of short-term borrowings for the 2001 period also decreased by 90 basis points (0.90%) compared to 2000 costs of 5.74%.

Interest expense on long-term debt increased $264 thousand for the six months of 2001 compared to the 2000 period as increases in interest expense due to volume were partially offset by decreases in interest expense due to rate. Average long-term debt for the first half of 2001 increased by $19.5 million compared to 2000 averages as maturities were extended for short term borrowings from the Federal Home Loan Bank, to take advantage of declining interest rates.

The provision for credit losses was $5.0 million for the six months of 2001 compared to $4.9 million during the six months of 2000. Net charge-offs against the allowance for credit losses were $4.7 million in the 2001 period, reflecting a decrease of $58 thousand compared to 2000 levels. The 2001 period included decreases in net charge-offs for commercial loans not secured by real estate of $1.1 million and decreases in net charge-offs for loans to individuals of $452 thousand compared to 2000 net charge-offs.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2001 as Compared to the First Six Months of
2000 (Continued)

The aforementioned decreases in net charge-offs during the first half of 2001 were partially offset by increases in net charge-offs for loans secured by residential real estate of $745 thousand and loans secured by commercial real estate of $625 thousand compared to 2000 net charge-offs. The provision for credit losses as a percent of net charge-offs was 106.07% at June 30, 2001 compared to 103.84% at June 30, 2000. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for credit losses for the six month periods ended June 30, 2001 and 2000.

                                             2001        2000
                                          (Amounts in thousands)

Balance January 1,                        $ 33,601    $ 33,539
Loans charged off:
  Commercial, financial and agricultural                   2,027
                                          860
  Real estate-construction
                                          0           0
  Real estate-commercial
                                          625         0
  Real estate-residential                      1,110
                                                      338
  Loans to individuals                         2,344       2,812
  Lease financing receivables
                                          306         226

    Total loans charged off                    5,245       5,403

Recoveries of previously charged off
loans:
  Commercial, financial and agricultural
                                          101         192
  Real estate-construction
                                          0           0
  Real estate-commercial
                                          0           0
  Real estate-residential
                                          42          15
  Loans to individuals
                                          417         433
  Lease financing receivables
                                          5           25

    Total recoveries                             565
                                                      665

    Net charge offs                            4,680       4,738

Provision charged to operations                4,964       4,920

Balance, June 30,                         $ 33,885    $ 33,721

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2001 as Compared to the First Six Months of
2000 (Continued)

Net securities gains were $2.0 million during the first half of 2001 compared to $1.7 million for the first half of 2000. Securities gains during the six months of 2001 resulted primarily from the sales of fixed rate corporate bonds and U.S. government agency securities classified as securities "Available for sale" with book values of $37.4 and $54.9 million, respectively. The securities gains during 2000 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $14.2 million.

Service charges on deposits for the first six months of 2001 increased $152 thousand compared to the first six months of 2000 primarily as a result of increases in NSF and account analysis fees.

Other income for the first half of 2001 was $9.8 million representing an increase of $2.1 million compared to $7.7 million reported for the first half of 2000. Gains on the sale of loans were $568 thousand for the six months of 2001 compared to gains on sale of loans of $73 thousand for the six months of 2000. Gains on sale of loans for the 2001 period resulted primarily from the sale of $12.9 million of 30 year residential mortgage loans with significant prepayment exposure during falling interest rates. As a result of branch analysis including the evaluation of the potential sale or consolidation of branches competing in the same market area, the Corporation sold one of its branches located in Bethel Park, Pennsylvania during 2001. The premium on the sale of $10.4 million of deposits from the branch resulted in a gain of $767 thousand, while an additional gain of $10 thousand resulted from the sale of office furniture and equipment. Other income from the six months of 2001 also reflected increases in income from bank owned life insurance, debit and credit card interchange, merchant discount and utility processing fees of $328 thousand, $153 thousand, $109 thousand and $132 thousand, respectively over 2000 revenues. The first half of 2001 also included increases in insurance commissions of $225 thousand over the first half of 2000. Fee based revenue, such as insurance commissions, has been positively impacted by implementation of an integrated advisory sales model to integrate products between the Corporation's bank, insurance and trust subsidiaries as well as utilization of an employee team to deliver products and services to commercial customers through our "Total Solutions Financial Management" approach.

Non-interest expense was $51.5 million for the six months of 2001 reflecting an increase of $1.3 million over the 2000 level of $50.2 million. Total non-interest expense as a percent of average assets was 2.34% for both the 2001 and 2000 periods. Employee costs were $27.1 million for the first half of 2001, representing 1.25% of average assets on an annualized basis compared to $26.8 million or 1.23% of average assets on an annualized basis for 2000. Salary costs for the first half of 2001 increased $496 thousand or 2.39% compared to 2000 levels of $20.8 million. Employee benefit costs for the first six months of 2001 reflected decreases of $267 thousand over the first six months of 2000 and included decreases in health insurance costs and the Corporation's employee stock ownership plan when compared to the first six months of 2000.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
                          SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Six Months of 2001 as Compared to the First Six Months of
2000 (Continued)

Furniture and equipment expenses of $4.4 million for the first six months of 2001 reflected increases of $572 thousand over 2000 levels and included increases in computer software depreciation and software maintenance, primarily related to the upgrade of the core banking software. Other operating expenses for the 2001 period were $14.7 million reflecting an increase of $279 thousand over the 2000 amount of $14.4 million. The first six months of 2001 included increases in collection and repossession expenses, legal fees, express freight, postage and telephone expense when compared to 2000 levels. The first half of 2001 also included increases in losses on sale of leased vehicles as the used auto market continues to be weak compared to published residual values in prior periods. The operating expenses for the first six months of 2001 reflected decreases in advertising and promotions, outside data processing expenses and other professional fees when compared to the first six months of 2000.

Income tax expense was $7.4 million for the six months of 2001 compared to $8.0 million for the same period of 2000. The Corporation's effective tax rate was 23.40% for the 2001 period compared to 24.47% for the corresponding period of 2000. The reduction of the Corporation's effective tax rate for 2001 was primarily the result of increased tax-free income from municipal loans and bank owned life insurance during 2001 compared to the 2000 period.

Three Months ended June 30, 2001 as Compared to the Three Months
Ended June 30, 2000

Net income was $12.0 million for the second quarter of 2001, a decrease of $1.1 million compared to 2000 results of $13.1 million. Basic and diluted earnings per share was $0.21 during the 2001 quarter compared to $0.23 for the same period of 2000. Return on average assets was 1.08% and return on average equity was 13.69% during the 2001 quarter, compared to 1.22% and 18.03% respectively, during the 2000 quarter. Net interest income for the second quarter of 2001 of $34.0 million represented a decrease of $916 thousand compared to the second quarter of 2000 as loan and investment yields fell faster than the cost of funds. Although average deposits for the second quarter of 2001 reflected strong growth compared to average deposits for the second quarter of 2000, as the Corporation as well as the banking industry in general saw the migration of funds from the stock and bond markets, growth was primarily in higher cost deposits. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2001 period was 3.44%, reflecting a decrease of 24 basis points (0.24%) from 3.68% reported in 2000.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 2001 as Compared to the Three Months
Ended
June 30, 2000 (Continued)

Interest and fees on loans for the three months ended June 30, 2001 decreased $1.2 million compared to the three months ended June 30, 2000, primarily as a result of rate decreases. The total yields on loans for the second quarter of 2001 was 8.22% representing a decrease of 24 basis points (0.24%) compared to yields for the second quarter of 2000. Decreases in interest and fees on loans due to rate for the second quarter of 2001 compared to the second quarter of 2000 were partially offset by increases in interest income due to volume for commercial loans. Average loans for the second quarter of 2001 increased $14.3 million compared to averages for the second quarter of 2000 and included increases in commercial loans and municipal loans which were partially offset by decreases in consumer loans.

Interest income on investments for the three months ended June 30, 2001 was $26.4 million, reflecting an increase of $1.1 million compared to the three months ended
June 30, 2000. Volume increases for corporate bonds and asset backed securities increased interest income by $2.3 million and $451 thousand, respectively compared to interest income for the second quarter of 2000. Average corporate bonds for the second quarter of 2001 increased $117.0 million compared to 2000 averages while average asset backed securities increased by $26.3 million over the same time period. Yields on investments for the three months ended June 30, 2001 were 6.56% compared to 6.90% for the same period of 2000 reflecting a decrease of 34 basis points (0.34%) which resulted in a decrease in interest income due to rate of $1.7 million for the second quarter of 2001 compared to the second quarter of 2000.

Interest on deposits for the second quarter of 2001 was $31.2 million reflecting an increase of $3.7 million compared to the second quarter of 2000 as both volumes and rates increased over 2000 levels. Average time deposits increased $210.4 million for the three months ended June 30, 2001 compared to 2000 averages, resulting in an increase in interest expense due to volume of $2.6 million. The cost of time deposits for the second quarter of 2001 increased by 25 basis points (0.25%) compared to 2000 costs of 5.46%, resulting in an increase in interest expense due to rate of $1.4 million for the 2001 quarter compared to 2000. Deposit costs for the second quarter of 2001 were positively impacted by rate decreases in total savings deposits as these deposits repriced to reflect lower market interest rates. The cost of total savings deposits was 2.31% for the second quarter of 2001 compared to 2.47% for the second quarter of 2000.

Interest on short-term borrowings for the second quarter of 2001 decreased $2.1 million due to volume compared to the second quarter of 2000 as average short-term borrowings decreased $127.0 million over the same time period. Interest on short-term borrowings during the second quarter of 2001 also reflected rate increases in all categories. The cost of short-term borrowings for the second quarter of 2001 was

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 2001 as Compared to the Three Months
Ended
June 30, 2000 (Continued)

4.32% compared to 5.94% for the second quarter of 2000. Interest on long-term debt for the three months ended June 30, 2001 increased $174 thousand over the three months ended June 30, 2000. Long term debt increases during 2001 were primarily the result of extending the maturity of borrowings from the Federal Home Loan Bank.

Provision for credit losses was $2.6 million for the three months ended June 30, 2001 compared to $2.4 million for the three months ended June 30, 2000. Net charge-offs for the second quarter of 2001 were $3.0 million, compared to net charge-offs of $2.5 million for the second quarter of 2000. Net charge-offs for the second quarter of 2001 included increases in net charge-offs of residential mortgage loans and commercial loans not secured by real estate of $628 thousand and $387 thousand respectively, compared to 2000 levels.

Net securities gains were $1.8 million for the three months ended June 30, 2001 compared to $1.7 million for the three months ended June 30, 2000. Securities gains during the second quarter of 2001 resulted primarily from sales of fixed rate corporate bonds classified as securities "available for sale" with book values of $37.4 million. The securities gains during 2000 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $14.2 million.

Service charges on deposits were $2.7 million for the second quarter of 2001 compared to $2.6 million for the second quarter of 2000. The 2001 period includes increases in NSF and account analysis fees compared to 2000 levels. Other income for the three months ended June 30, 2001 was $4.6 million, an increase of $390 thousand over $4.2 million reported for the three months ended June 30, 2000. Gains on the sale of loans were $232 thousand for the second quarter of 2001 compared to gains on sales of loans of $70 thousand for the second quarter of 2000. Other income for the second quarter of 2001 also reflected increases in letter of credit fees, utility processing fees, ATM interchange and mutual fund revenue compared to amounts reported for the second quarter of 2000.

Total noninterest expense for the three months ended June 30, 2001 was $26.0 million reflecting an increase of $955 thousand over the $25.0 million that was reported for the corresponding period of 2000. Employee costs were $13.4 million during the second quarter of 2001 reflecting an increase of $471 thousand over 2000 levels. Salaries increased by $480 thousand for the second quarter of 2001 compared to second quarter of 2000, while employee benefit costs remained flat over the same time period.

Furniture and equipment expenses increased $306 thousand for the second quarter of 2001 compared to the second quarter of 2000, primarily as a result of increases in software depreciation and software maintenance costs. Other operating expenses for

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended June 30, 2001 as Compared to the Three Months
Ended
June 30, 2000 (Continued)

the three months ended June 30, 2001 were $6.9 million compared to $6.7 million for the corresponding period of 2000. Collection and repo expenses, postage and telephone costs reflected increases for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Cost decreases for the second quarter of 2001 included a reduction in outside data processing expenses, other professional fees and deferred loan origination costs compared to the second quarter of 2000.

Income taxes were $3.7 million for the second quarter of 2001 compared to $4.3 million for the second quarter of 2000. The Corporation's effective tax rate was 23.70% for the 2001 period compared to 24.56% for the corresponding period of 2000. The Corporation's effective tax rate for 2001 reflects the effect of tax credits and increased municipal loan income compared to 2000 levels.

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

Net loans increased $56.4 million in the first six months of 2001 as increases in commercial loans, municipal loans and loans to individuals were partially offset by decreases in residential real estate loans. The decrease in residential real estate loans was partially the result of the previously discussed residential mortgage sale during the first quarter of 2001. Total deposits increased $150.5 million for the six months of 2001

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

and included increases in demand deposits of $11.9 million, total savings deposits of $95.8 million and time deposits of $42.8 million. The increase in total savings deposits during 2001 resulted primarily from increases in a high yield money market deposit product. Time deposits for the six months of 2001 reflects a decrease of $21.1 million in brokered time deposits. Strong deposit growth during 2001 continues as customers return to the safety of traditional banking products due to the uncertainties of the stock and bond markets.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 2001 securities available for sale had an amortized cost of $1,425.2 million and an approximate fair value of $1,427.8 million.

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

An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period. If interest-sensitive assets ("ISA") exceed interest-sensitive liabilities ("ISL") during the prescribed time period, a positive gap results. Conversely, when ISL exceed ISA during a time period, a negative gap results.

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

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 2001 and December 31, 2000 (Dollar amounts in thousands):

                                       June 30, 2001
                            0-90     91-180   181-365  Cumulativ
                            Days      Days     Days        e
                                                         0-365
                                                          Days
Loans                            $         $         $  $1,118,32
                           732,470   143,417   242,438          5
Investments                109,404    60,896   150,694    320,994
Other interest-earning
assets                       3,500       -0-       -0-      3,500

  Total interest-                              393,132
sensitive assets           845,374   204,313            1,442,819

Certificates of deposits   441,593   297,778   394,815  1,134,186
Other deposits             1,108,4       -0-       -0-  1,108,429
                                29
Borrowings
                           275,441       677     2,850    278,968
  Total interest-                              397,665
sensitive liabilities      1,825,4   298,455            2,521,583
                                63
  GAP                      $(980,0   $(94,14  $(4,533)  $(1,078,7
                               89)        2)                  64)

ISA/ISL                       0.46      0.68      0.99       0.57
Gap/Total assets            21.63%     2.08%     0.10%     23.80%

                                     December 31, 2000

                            0-90     91-180   181-365  Cumulativ
                            Days      Days     Days        e
                                                         0-365
                                                          Days
Loans                            $         $         $          $
                           621,536   130,374   244,605    996,515
Investments                130,220    47,279   105,423    282,922
Other interest-earning
assets                      11,552       -0-       -0-     11,552

  Total interest-
sensitive assets           763,308   177,653   350,028  1,290,989

Certificates of deposits   274,963   264,805   470,828  1,010,596
Other deposits             1,018,2       -0-       -0-  1,018,205
                                05
Borrowings
                           274,673       884       457    276,014
  Total interest-
sensitive liabilities      1,567,8   265,689   471,285  2,304,815
                                41
  GAP                      $(804,5   $(88,03  $(121,25  $(1,013,8
                               33)        6)        7)        26)

ISA/ISL                       0.49      0.67      0.74       0.56
Gap/Total assets            18.40%     2.01%     2.77%     23.19%

20

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at
June 30, 2001, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame and the Corporation's position would remain well within current policy guidelines.

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

                                                 At June 30,
                                               2001        2000
                                                 (amounts in
                                                 thousands)
Nonperforming Loans:

Loans on nonaccrual basis                           $           $
                                                8,937      11,427
Past due loans                                 20,500      15,360
Renegotiated loans
                                                2,237       1,638
    Total Nonperforming Loans                       $           $
                                               31,674      28,425

Other real estate owned                             $           $
                                                1,786       1,752

Loans outstanding at end of period           $2,547,5   $2,500,42
                                                   40           2

Average loans outstanding (year-to-date)     $2,515,9   $2,511,02
                                                   91           0

Nonperforming loans as percent of total         1.24%       1.14%
loans

Provision for credit losses                         $           $
                                                4,964       4,920

Net charge-offs                                     $           $
                                                4,680       4,738

Net charge-offs as percent of average           0.19%       0.19%
loans outstanding

Provision for credit losses as percent of     106.07%     103.84%
net charge-offs

Allowance for credit losses as percent of       1.35%       1.34%
average loans outstanding

Allowance for credit losses as percent of       1.33%       1.35%
end-of-period loans outstanding

Allowance for credit losses as percent of     106.98%     118.63%
nonperforming loans

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at June 30, 2001 and June 30, 2000:

                                               2001       2000
                                                 (amounts in
                                                  thousands)
Recorded investment in impaired loans at       $11,174    $13,065
end of period

Year to date average balance of impaired       $12,052    $13,023
loans

Allowance for credit losses related to        $  1,669   $  2,696
impaired loans

Impaired loans with an allocation of the      $  3,661   $  5,192
allowance for credit losses

Impaired loans with no allocation of the      $  7,513   $  7,873
allowance for credit losses

Year to date income recorded on impaired             $          $
loans on a cash basis                              233        277

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of June 30, 2001, there were no significant concentrations of credit.

Nonperforming loans at June 30, 2001 increased $3.2 million compared to 2000 levels and included increases in past due loans of $5.1 million and increases in renegotiated loans of $599 thousand which were partially offset by decreases in nonaccrual loans of $2.5 million. Past due loans reflected increases in past due loans secured by residential real estate of $1.0 million and past due commercial loans of $4.6 million compared to 2000 levels. Past due loans at June 30, 2001 reflected a decrease of past due loans

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

and leases to individuals of $552 thousand. The increase in renegotiated loans at
June 30, 2001 compared to the corresponding period of 2000 was the result of the modification of loan terms for one commercial borrower during the third quarter of 2000. Nonaccrual loans reflected decreases in nonaccrual commercial loans of $3.3 million which were partially offset by increases in nonaccrual loans secured by residential real estate of $849 thousand compared to the same period of 2000. Nonperforming loan levels have decreased for the first two quarters of 2001 compared to year-end 2000 amounts of $35.0 million. Nonperforming loans as a percent of total loans has also decreased for the first two quarters of 2001 compared to year-end 2000, while the allowance for credit losses as a percent of nonperforming loans has increased over the same time frame. Nonperforming loans as a percent of total loans was 1.24% at June 30, 2001 compared to 1.41% at December 31, 2000 and 1.14% at June 30, 2000, while the allowance for credit losses as a percent of nonperforming loans was 106.98%, 95.87% and 118.63%, respectively for the same periods.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Credit risk is mitigated through the use of sound underwriting policies and collateral requirements. Early in 2000, the Corporation initiated an additional level of approval for credit relationships between $500 thousand and $1.0 million. This procedure requires approval of those credits by a committee consisting of senior lenders of the Corporation. Management attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis. Despite the uncertainty of the economy and the potential for additional charge offs, management believes that the allowance for credit losses and nonperforming loans remain safely within acceptable levels.

CAPITAL RESOURCES

Equity capital increased $18.0 million in the first six months of 2001. Dividends declared reduced equity by $16.9 million during the 2001 period, while earnings retention was $7.2 million, representing an earnings retention rate of 29.76%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $625 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $306 thousand. The market value adjustment to securities available for sale increased equity by $9.5 million. Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $1.1 million during 2001.

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

The table below presents the Corporation's capital position at June 30, 2001:

                                                Percent
                                 Amount       Of Adjusted
                                     (in        Assets
                               thousands)
Tier I Capital                  $377,914          12.8%
Risk-Based Requirement            117,962          4.0

Total Capital                    411,799         14.0
Risk-Based Requirement           235,924           8.0

Minimum Leverage Capital         377,914           8.5
Minimum Leverage Requirement     134,128           3.0

At June 30, 2001 the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK

Information appearing in Item 2 of this report under the caption
"Interest Sensitivity" is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There were no material legal proceedings to which the Corporation or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.
        See NOTE 5 to the consolidated financial statements for additional information.

ITEM 2. CHANGES IN SECURITIES

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS

        On April 23, 2001, the Corporation held its regularly scheduled annual meeting of shareholders. The following proposal was considered and acted upon.

        Proposal 1

       The following directors were elected for terms to expire in 2004:

        David S. Dahlmann
        Ronald C. Geiser
        Johnston A. Glass
        Robert F. Koslow
        Joseph W. Proske
              E. James Trimarchi


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



            FIRST COMMONWEALTH FINANCIAL CORPORATION
                          (Registrant)



DATED:  AUGUST 13, 2001      /S/ Joseph E. O'Dell
                         Joseph E. O'Dell, President and
                         Chief Executive Officer


DATED:  AUGUST 13, 2001      /S/ John J. Dolan
                         John J. Dolan, Executive Vice
                         President and Chief Financial Officer