Form 10-Q
period 2001-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2001-11-14
CIK 712537

                                                       FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC  20549


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF1934

                        For the quarterly period ended September 30, 2001

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

Yes   X    No      .


Number of shares outstanding of issuer's common stock, $1.00 Par Value as of
November 9, 2001 was 58,445,047.

     FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES



                                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:
Page

             First Commonwealth Financial Corporation and Subsidiaries
       Consolidated Balance Sheets .................. 3
             Consolidated Statements of Income ............... 4
             Consolidated Statements of Changes in Shareholders' Equity ...
5
             Consolidated Statements of Cash Flows ............. 6

             Notes to Consolidated Financial Statements ............ 7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..12


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK ......................27



                                       PART II - OTHER INFORMATION

Other Information ...........................28

Signatures ........................Signature Page

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                          (Dollars in thousands)
                                                     September   December
                                                        30,         31,

                                                        2001       2000
ASSETS
  Cash and due from banks on demand                           $           $
                                                         82,836      90,723
  Interest-bearing deposits with banks                    3,147         427
  Federal funds sold                                      1,000      11,125
     Securities available for sale, at market         1,516,927   1,238,230

     Securities held to maturity, at cost, (Market
value                                                   307,825     398,107
               $316,112 in 2001 and $398,661 in
2000)

     Loans                                            2,595,470   2,492,874
               Unearned income                          (1,441)     (2,047)
               Allowance for credit losses
                                                       (33,172)    (33,601)
              Net loans                               2,560,857   2,457,226

  Property and equipment                                 45,601      44,671
     Other real estate owned                              1,716       1,661
     Other assets
                                                        132,103     130,142

          TOTAL ASSETS                                $4,652,01  $4,372,312
                                                              2

LIABILITIES
  Deposits (all domestic):
               Noninterest-bearing                            $           $
                                                         80,101     244,010
               Interest-bearing
                                                      3,127,612   2,820,136
                                                      3,207,713   3,064,146
Total deposits

     Short-term borrowings                              371,934     272,171
     Other liabilities                                   27,022      44,984

     Company obligated mandatorily redeemable
               capital securities of subsidiary          35,000      35,000
trust
     Other long-term debt                                           621,855
                                                        629,790

                                                                    656,855
Total long-term debt                                    664,790

                                                      4,271,459   4,038,156
Total liabilities

SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value per share,
3,000,000 shares                                            -0-         -0-
               authorized, none issued
     Common stock $1 par value per share,
100,000,000 shares authorized;
          62,525,412 shares issued; 58,442,989 and       62,525      62,525
58,195,450 shares outstanding
          at September 30, 2001 and December 31,
2000, respectively
     Additional paid-in capital                          66,038      67,223
     Retained earnings                                  283,572     272,169
     Accumulated other comprehensive income              24,352     (7,808)
     Treasury stock (4,082,423 shares at September
30, 2001, and                                          (51,540)    (54,666)
               4,329,962 at December 31, 2000, at
cost)
     Unearned ESOP shares
                                                        (4,394)     (5,287)
          Total shareholders' equity
                                                        380,553     334,156
                                                      $4,652,01  $4,372,312
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    2

The accompanying notes are an integral part of these consolidated financial statements.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
               (Dollars in thousands except per share data)

                                          For the             For the 9
                                         Quarter              Months
                                            Ended                Ended
                                September 30,            0 September 30,
                                                               30,


                                     Ended June 30,         Ended June 30,
                                        2001      2000      2001      2000
Interest Income
   Interest and fees on loans        $50,847   $52,61    $153,8    $155,6
                                                    3        24        78
   Interest and dividends on
investments:
     Taxable interest                 23,639    22,527    70,413    66,860
     Interest exempt from Federal      2,432     2,399     7,177     7,264
income taxes
     Dividends                           615       887     2,044     2,721
   Interest on Federal funds sold          3        22       491       145
   Interest on bank deposits
                                          21        23        59        63
      Total interest income           77,557    78,471   234,008   232,731

Interest Expense
   Interest on deposits               29,723    30,258    93,023    83,967
   Interest on short-term              2,742     5,297     8,975    17,071
borrowings
   Interest on company obligated
mandatorily                              832       832     2,494     2,494
redeemable capital securities of
subsidiary trust


      mandatorily redeemable
capital
      securities of subsidiary
trust
   Interest on other long-term
debt                                   8,703     8,347    25,769    25,149
      Total interest on long-term
debt                                   9,535     9,179    28,263    27,643

      Total interest expense
                                      42,000    44,734   130,261   128,681

Net Interest Income                   35,557    33,737   103,747   104,050
   Provision for credit losses
                                       3,542     2,505     8,506     7,425

Net interest income after             32,015    31,232    95,241    96,625
provision for credit losses
   for credit losses

Other Income
   Securities gains                    1,330         0     3,325     1,686
   Trust income                        1,265     1,327     3,815     4,091
   Service charges on deposit          2,804     2,704     8,092     7,840
accounts
   Income from bank owned life         1,096       833     3,156     2,565
insurance
   Other income
                                       4,264     3,378    12,011     9,358
      Total other income              10,759     8,242    30,399    25,540

Other Expenses
   Salaries and employee benefits     13,588    13,044    40,658    39,885
   Net occupancy expense               1,577     1,577     4,977     4,897
   Furniture and equipment expense     2,168     2,081     6,548     5,889
   Data processing expense               795       745     2,383     2,436
   Pennsylvania shares tax expense       944       817     2,855     2,627
   Other operating expenses
                                       6,961     6,445    20,071    19,173
      Total other expenses
                                      26,033    24,709    77,492    74,907

Income before income taxes            16,741    14,765    48,148    47,258
   Applicable income taxes
                                       4,023     3,209    11,373    11,161
Net income                           $12,718   $11,556   $36,775   $36,097

Average Shares Outstanding           57,975,   57,565,   57,833,   57,529,
                                         650       411       280       015
Average Shares Outstanding           58,342,   57,601,   58,062,   57,591,
Assuming Dilution                        525       162       021       432



  Assuming Dilution
Per Share Data:
   Basic earnings per share              $         $           $   $ 0.630
                                     0.220     0.200       0.640
   Diluted earnings per share            $         $     $ 0.630   $ 0.630
                                     0.220     0.200
   Cash dividends per share              $         $     $ 0.435   $ 0.420
                                     0.145     0.140

 The accompanying notes are an integral part of these consolidated financial statements.

         FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                          (Dollars in thousands)

                                             Accumula
                                Addit          ted           Unear  Total
                         Commo  ional         Other    Trea   ned  Shareho
                           n    Paid-  RetainedComprehe  sury  ESOP  lders'
                         Stock   in    Earn   nsive    Stoc  Share Equity
                                Capit  ings   Income    k      s
                                 al
Balance at December 31,  $62,5  $68,3  $257  $(40,304  $(55  $(6,1 $286,68
1999                        25     30  ,773         )  ,448    93)       3
                                                          )
  Comprehensive income
     Net income              0      0  36,0         0     0      0  36,097
                                         97
     Other comprehensive
income, net of tax:
          Unrealized
holding gains on             0      0     0    12,960     0      0  12,960
securities
arising during the
period
          Less:
reclassification                                          0
adjustment for gains         0      0     0   (1,096)            0 (1,096)
             on
securities included in
net income
    Total other
comprehensive income         0      0     0    11,864     0      0  11,864
  Total comprehensive        0      0  36,0    11,864     0      0  47,961
income                                   97
  Cash dividends             0      0  (24,         0     0      0 (24,412
declared                               412)                              )
  Decrease in unearned       0      0     0         0     0    429     429
ESOP shares
  Discount on dividend
reinvestment plan            0  (443)     0         0     0      0   (443)
     purchases
  Treasury stock             0      0     0         0  (873      0   (873)
acquired                                                  )
  Treasury stock             0  (369)     0         0  1,52      0   1,151
reissued                                                  0
  Tax benefit of stock
options                      0     75     0         0     0      0      75
Balance at September 30, $62,5  $67,5  $269  $(28,440  $(54  $(5,7 $310,57
2000                        25     93  ,458         )  ,801    64)       1
                                                          )

Balance at December 31,  $62,5  $67,2  $272  $(7,808)  $(54  $(5,2 $334,15
2000                        25     23  ,169            ,666    87)       6
                                                          )
  Comprehensive income
    Net income               0      0  36,7         0     0      0  36,775
                                         75
    Other comprehensive
income, net of tax:
        Unrealized           0      0     0    34,287     0      0  34,287
holding gains on
securities
            arising
during the period
         Less:
reclassification
adjustment for gains         0      0     0   (2,127)     0      0 (2,127)
             on
securities included in
net income
      Total other
comprehensive  income        0      0     0    32,160     0      0  32,160
  Total comprehensive        0      0  36,7    32,160     0      0  68,935
income                                   75
  Cash dividends             0      0  (25,         0     0      0 (25,372
declared                               372)                              )
  Decrease in unearned       0      0     0         0     0    893     893
ESOP shares
  Discount on dividend
reinvestment plan            0  (460)     0         0     0      0   (460)
      purchases
  Treasury stock
reissued                     0  (725)     0         0  3,12      0   2,401
                                                          6
Balance at September 30, $62,5  $66,0  $283   $24,352  $(51  $(4,3 $380,55
2001                        25     38  ,572            ,540    94)       3
                                                          )


The accompanying notes are an integral part of these consolidated financial statements.

   FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   (Dollars in thousands)
                                                           For the 9
                                                            Months
                                                             Ended
                                                         September 30,
                                                          2001   2000
Operating Activities
  Net income                                                  $       $
                                                         36,775  36,097
  Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for credit losses                          8,506   7,425
     Depreciation and amortization                        5,625   5,415
     Net gains on sales of assets                        (4,456  (1,775
                                                              )       )
     Income from increase in cash surrender value of     (3,156  (2,565
bank owned life insurance                                     )       )
     Decrease in interest receivable                        999      13
     Increase (decrease) in interest payable             (18,84   2,475
                                                             1)
     Increase in income taxes payable                       945   1,089
     Change in deferred taxes                              (74)     658
     Other-net
                                                         (3,083  (1,487
                                                              )       )
        Net cash provided (used) by operating
activities                                               23,240  47,345

Investing Activities
  Transactions with securities held to maturity:
     Proceeds from sales                                      0       0
     Proceeds from maturities and redemptions            109,05  52,288
                                                              7
     Purchases                                           (18,62  (8,926
                                                             9)       )
  Transactions with securities available for sale:
     Proceeds from sales                                 85,657  16,358
     Proceeds from maturities and redemptions            342,07  73,463
                                                              1
     Purchases                                           (653,6  (122,8
                                                            93)     96)
  Proceeds from sales of loans and other assets          69,219  24,963
  Investment in bank owned life insurance                (15,00  (15,00
                                                             0)      0)
  Net decrease (increase) in time deposits with banks    (2,719     650
                                                              )
  Net increase in loans                                  (181,3  (24,03
                                                            88)      6)
  Purchases of premises and equipment
                                                         (5,379  (5,848
                                                              )       )
      Net cash provided (used) by investing activities   (270,8
                                                            04)  (8,984
                                                                      )

Financing Activities
  Repayments of other long-term debt                      (673)  (50,36
                                                                     5)
  Proceeds from issuance of other long-term debt          9,500  34,900
  Discount on dividend reinvestment plan purchases        (460)   (443)
  Dividends paid                                         (25,33  (24,40
                                                             5)      7)
  Net increase in Federal funds purchased                67,525   8,025
  Net increase (decrease) in other short-term            32,238       (
borrowings                                                       78,452
                                                                      )
  Sale of branch and deposits, net of cash received      (9,591       0
                                                              )
  Net increase in deposits                               153,94  53,143
                                                              7
  Stock option tax benefit                                    0      75
  Purchase of treasury stock                                  0   (873)
  Proceeds from sale of treasury stock
                                                          2,401     298
      Net cash provided (used) by financing activities   229,55  (58,09
                                                              2      9)
      Net increase (decrease) in cash and cash           (18,01  (19,73
equivalents                                                  2)      8)
  Cash and cash equivalents at January 1                 101,84  101,37
                                                              8       3
  Cash and cash equivalents at September 30              $83,83  $81,63
                                                              6       5

The accompanying notes are an integral part of these consolidated financial statements.

    FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
                          SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001
                           (Unaudited)

NOTE 1   Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2001 and the results of operations for the three month and nine month periods ended September 30, 2001 and 2000, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2001 and 2000. The results of the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year. The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2   Cash Flow Disclosures (dollar amounts in thousands)

                                               2001       2000
Cash paid during the first nine months of the year for:

  Interest                                        $149,102
$126,206
  Income Taxes                               $  10,206 $    9,410

Noncash investing and financing activities:

  ESOP loan reductions                            $       893
$      429
  Loans transferred to other real estate owned and
    repossessed assets                            $    3,743
$   4,733
  Gross increase in market value adjustment
    to securities available for sale                        $
49,477    $ 18,252

  Treasury stock reissued for insurance agency interest
    acquired                                           $
0    $      852

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001
                          (Unaudited)


NOTE 3   Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

                                        September 30, 2001
September 30, 2000

                                                      Tax     Net
of            Tax     Net of
                                   Pre-Tax   (Expense)   Tax
Pre-tax   (Expense)   Tax
                                   Amount      Benefit    Amount
Amount      Benefit  Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period
$52,750   $(18,463) $34,287   $19,938   $(6,978)  $12,960
  Less:  reclassification adjustment for gains realized in net
income       (3,273)          1,146       (2,127)        (1,686)
590    (1,096)
  Net unrealized gains (losses)                     49,477
(17,317)     32,160   18,252    (6,388)   11,864
Other comprehensive income                        $49,477
$(17,317)  $32,160  $18,252   $(6,388)  $11,864

NOTE 4   New Accounting Pronouncements

Effective January 1, 2001, the Corporation adopted the Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") as amended. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge. If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative's fair value in income. FAS No. 133 was amended by FASB statement No. 137 which delayed the effective date of FAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000. FAS No. 133 was also amended by FAS No. 138 which addresses and clarifies issues causing implementation difficulties for numerous entities applying FAS No. 133. FAS No. 138 includes amendments to FAS No. 133 which resulted from decisions made by the FASB related to the Derivatives Implementation Group ("DIG") process. The DIG was created by the FASB to facilitate implementation by identifying issues that arise from applying the requirements of FAS No. 133 and to advise the FASB on how to resolve those issues. The Corporation currently has no freestanding derivative or hedging instruments. Management reviewed contracts from various functional areas of the Corporation to identify potential derivatives embedded within selected contracts. In accordance with the guidance provided in DIG Issue C13, management identified embedded derivatives in some loan commitments for residential mortgages where the Corporation has intent to sell to an investor such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae").

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001
                           (Unaudited)

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

In July 2001, the FASB issued statement No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. FAS 142 requires that goodwill and other intangible assets with indefinite useful lives, including goodwill recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually and written down and charged to results of operations only in the periods in which the recorded value is more than the estimated fair value. The statement also requires the Corporation to complete a transitional goodwill impairment test six months from the date of adoption including the identification of reporting units for the purpose of assessing potential future impairments of goodwill. After identifying its reporting units, the Corporation must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units and then determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Any transitional impairment loss resulting from the adoption of FAS No. 142 will be recognized as the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001
                           (Unaudited)

NOTE 4   New Accounting Pronouncements (continued)

effect of a change in accounting principle in the Corporation's income statement. As of September 30, 2001, the Corporation had goodwill, net of accumulated amortization, of approximately $6.0 million, which would be subject to the transitional assessment provisions of FAS No. 142. Goodwill amortization expense was $837 thousand during fiscal 2000, or $0.014 per share. The elimination of goodwill amortization is expected to reduce other operating expenses in periods beginning after December 31, 2001, by $838 thousand annually. Management is currently assessing but has not yet determined the full impact of FAS No. 142 on the Corporation's financial condition or results of operations.

In June 2001, the FASB issued statement No. 143, "Accounting for Asset Retirement Obligations" which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.
The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life.
Implementation of FAS No. 143 is not expected to have a material impact on the Corporation's financial condition or results of operations.

In August 2001, the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods. This statement supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement does not apply to goodwill; intangible assets not being amortized; long-term customer relationships of a financial institution, such as core deposit intangibles, credit card intangibles and servicing assets; financial instruments, including investments in equity securities accounted for under the cost or equity method and deferred tax assets. FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable. If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use and disposition of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset a loss is recognized for the difference between the carrying value and the market value of the asset. FAS No. 144 requires that long-lived assets to be abandoned or exchanged for similar productive assets be considered held and used until disposal. If an entity plans to abandon a

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2001
                           (Unaudited)

NOTE 4   New Accounting Pronouncements (continued)

long-lived asset before the end of its previously estimated useful life, depreciation estimates should be revised to reflect the use of the asset over its shortened useful life. A long-lived asset that has been temporarily idled should not be accounted for as if abandoned. This statement also requires measurement of long-lived assets classified as held for sale at the lower of their carrying amount or fail value less cost to sell and to cease depreciation or amortization on these assets. Discontinued operations will therefore no longer be measured at net realizable value or include future operating losses that have not yet occurred. Long-lived assets classified as held for sale after the balance sheet date but before issuance of financial statements are to be retroactively reclassified as held for sale at the balance sheet date. Implementation of FAS No. 144 is not expected to have a material impact on the Corporation's financial condition or results of operations.

NOTE 5   Legal Proceedings

In 1994 a subsidiary Bank and its President at that time, were named as defendants in a lender liability action. The plaintiff seeks damages in excess of $375 thousand, plus punitive damages. Although the Corporation intends to vigorously defend itself, it is not possible to evaluate the likelihood of an unfavorable outcome or the amount or range of potential loss. A jury trial has been scheduled for the first quarter 2002.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Nine Months of 2001 as Compared to the First Nine Months of
2000

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

Net income for the first nine months of 2001 was $36.8 million reflecting an increase of $678 thousand compared to 2000 results of $36.1 million. The increase in net income for the 2001 period was primarily the result of increases in non-interest income which were partially offset by decreases in net interest income. Non-interest income, excluding gains on asset sales, increased $2.2 million or 9% for the nine
months of 2001 compared to 2000.   Gains on the sale of assets
includes securities gains of $3.3 million and $1.7 million in 2001 and 2000, respectively, as well as $999 thousand gain on the sale of a branch and a block of mortgages in 2001. Basic earnings per share were $0.64 for the nine months of 2001 compared to basic earnings per share of $0.63 for the nine months of 2000. Diluted earnings per share were $0.63 for both the 2001 and 2000 nine month periods. Return on average assets was 1.09% and return on average equity was 13.84% during the 2001 period, compared to 1.12% and 16.29%, respectively during the same period of 2000.

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities. Net interest income was $103.7 million for the nine months of 2001 compared to $104.1 million for the same period of 2000. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.49% for the nine months of 2001 compared to 3.64% for the nine months of 2000. The reduction in net interest margin for the 2001 period compared to 2000 resulted primarily from deposit rate increases combined with declining loan and investment yields compared to the 2000 period. The cost of deposits increased by 13 basis points (0.13%) for the first nine months of 2001 compared to the first nine months of 2000, while loan and investment yields decreased by 18 basis points (0.18%) and 35 basis points (0.35%), respectively over the same time period. The Corporation continues to expand its fee-based services to offset persistent pressure on net interest income.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2001 as Compared to the First Nine Months of
2000 (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

           Analysis of Changes in Net Interest Income
                  (dollar amounts in thousands)

                                     2001 Change from 2000
                                 Total   Change Due    Change
                                Change   To Volume     Due To
                                                        Rate
Interest-earning assets:
  Time deposits with banks      $        $           $
                                (4)      16          (20)
  Securities
                                2,789    7,824       (5,035)
  Federal funds sold
                                346      426         (80)
  Loans
                                (1,854)  2,368       (4,222)
    Total interest income                    10,634
                                1,277                (9,357)
Interest-bearing liabilities:
  Deposits
                                9,056    8,269       787
  Short-term debt
                                (8,096)  (5,384)     (2,712)
  Long-term debt
                                620      1,170       (550)
    Total interest expense
                                1,580    4,055       (2,475)
      Net interest income       $          $  6,579  $
                                (303)                (6,882)

Interest and fees on loans decreased $1.9 million for 2001 over 2000 levels as volume increases were offset by rate decreases. The total yield on loans for the first nine months of 2001 was 8.28%, compared to loan yields of 8.46% for the first nine months of 2000. Average loans for the nine months of 2001 increased $32.2 million compared to averages for the nine months of 2000 as increases in commercial loans and municipal loans were partially offset by decreases in average consumer loans.

Interest income on investments increased $2.8 million for the first nine months of 2001 compared to the corresponding period of 2000 and included increases due to volume for corporate bonds and asset backed securities. Average balances of corporate bonds and asset backed securities increased $102.7 million and $27.5 million, respectively for the first nine months of 2001 compared to 2000 averages. Increases in investment income due to volume were partially offset by decreases in investment income due to rate as yields on investments for the first nine months of 2001 were 6.54% compared to investment yields of 6.89% for the first nine months of 2000.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2001 as Compared to the First Nine Months of
2000 (Continued)

Interest on deposits increased $9.1 million for the 2001 period compared to 2000, as interest on time deposits increased $10.2 million for the nine months of 2001 compared to 2000. Average time deposits increased $186.5 million for the nine months of 2001 compared to 2000 averages, resulting in an increase in interest expense due to volume of $7.8 million. The cost of time deposits for the nine months of 2001 increased by 20 basis points (0.20%) compared to 2000 costs of 5.49% resulting in an increase in interest expense due to rate of $2.4 million. The increase in interest expense on time deposits for the 2001 period compared to 2000 was partially offset by decreases in interest expense on savings deposits, primarily due to rate decreases during the same time period.

Interest expense on short-term borrowings decreased $8.1 million for the nine months of 2001 compared to the nine months of 2000 as the average balance of short-term borrowings decreased by $111.8 million over 2000 averages. The cost of short-term borrowings for the 2001 period also decreased by 151 basis points (1.51%) compared to 2000 costs of 5.88%.

Interest expense on long-term debt increased $620 thousand for the nine months of 2001 compared to the 2000 period as increases in interest expense due to volume were partially offset by decreases in interest expense due to rate. Average long-term debt for the nine months of 2001 increased by $26.9 million compared to 2000 averages as maturities were extended for short-term borrowings from the Federal Home Loan Bank, to take advantage of lower interest rates.

The provision for credit losses was $8.5 million for the nine months of 2001 compared to $7.4 million during the nine months of 2000. Net charge-offs against the allowance for credit losses were $8.9 million in the 2001 period, reflecting an increase of $2.7 million compared to 2000 levels. The 2001 period included increases in net charge-offs for commercial loans of $1.9 million and increases in net charge-offs for consumer real estate loans of $1.1 million compared to 2000 net charge-offs. The aforementioned increases in net charge-offs during the nine months of 2001 were partially offset by decreases in net charge-offs for loans to individuals of $721 thousand compared to 2000 net charge-offs. See the "Credit Review" section for an analysis of the quality of the loan portfolio.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2001 as Compared to the First Nine Months of
2000 (Continued)

Below is an analysis of the consolidated allowance for credit losses for the nine month periods ended September 30, 2001 and 2000.

                                             2001        2000
                                          (Amounts in thousands)

Balance January 1,                        $ 33,601    $ 33,539
Loans charged off:
  Commercial, financial and agricultural       2,413       2,304
  Real estate-construction
                                          0           0
  Real estate-commercial                       1,963
                                                      43
  Real estate-residential                      1,616
                                                      491
  Loans to individuals                         3,406       4,171
  Lease financing receivables
                                          392         297

    Total loans charged off                    9,790       7,306

Recoveries of previously charged off
loans:
  Commercial, financial and agricultural
                                          217         344
  Real estate-construction
                                          0           0
  Real estate-commercial
                                          0           0
  Real estate-residential
                                          48          28
  Loans to individuals
                                          585         629
  Lease financing receivables
                                          5           25

    Total recoveries                             855       1,026

    Net charge offs                            8,935       6,280

Provision charged to operations                8,506       7,425

Balance, September 30,                    $ 33,172    $ 34,684

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2001 as Compared to the First Nine Months of
2000 (Continued)

Net securities gains were $3.3 million during the first nine months of 2001 compared to $1.7 million for the first nine months of 2000. Securities gains during the nine months of 2001 resulted primarily from the sales of fixed rate corporate bonds classified as securities "available for sale" and Pennsylvania bank stocks with book values of $37.4 million and $12.7 million, respectively. The securities gains during 2000 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $14.4 million.

Service charges on deposits for the first nine months of 2001 increased $252 thousand compared to the first nine months of 2000 primarily as a result of increases in NSF fees. Income from bank owned life insurance was $3.2 million for the first nine months of 2001 compared to $2.6 million for the first nine months of 2000. The 2001 period included an additional investment in bank owned life insurance of $15.0 million compared to 2000 levels.

Other income for the first nine months of 2001 was $12.0 million representing an increase of $2.6 million compared to $9.4 million reported for the first nine months of 2000. Gains on the sale of loans were $889 thousand for the nine months of 2001 compared to gains on sale of loans of $162 thousand for the nine months of 2000. Gains on sale of loans for the 2001 period resulted primarily from the sale of $12.9 million of 30 year residential mortgage loans with significant prepayment exposure during falling interest rates. As a result of branch analysis including the evaluation of the potential sale or consolidation of branches competing in the same market area, the Corporation sold one of its branches located in Bethel Park, Pennsylvania during 2001. The premium on the sale of $10.4 million of deposits from the branch resulted in a gain of $767 thousand. Other income for the nine months of 2001 also reflected increases in debit and credit card interchange, merchant discount and letter of credit fees of $140 thousand, $166 thousand and $81 thousand, respectively over 2000 revenues. Fee based revenue, such as insurance commissions, has been positively impacted by implementation of an integrated advisory sales model to integrate products between the Corporation's bank, insurance and trust subsidiaries as well as utilization of an employee team to deliver products Management" approach. The first nine months of 2001 also included increases in insurance and services to commercial customers through our "Total Solutions Financial commissions of $921 thousand over the first nine months of 2000.

Non-interest expense was $77.5 million for the nine months of 2001 reflecting an increase of $2.6 million over the 2000 level of $74.9 million. Total non-interest expense as a percent of average assets was 2.31% for the 2001 period compared to 2.32% for the 2000 period. Employee costs were $40.7 million for the first nine months of 2001, representing 1.21% of average assets on an annualized basis compared to $39.9 million

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

First Nine Months of 2001 as Compared to the First Nine Months of
2000 (Continued)

or 1.24% of average assets on an annualized basis for 2000. Salary costs for the first nine months of 2001 increased $1.0 million or 3.31% compared to 2000 levels of $31.1 million. Employee benefit costs for the first nine months of 2001 reflected decreases of $256 thousand over the first nine months of 2000 and included decreases in health insurance costs of $103 thousand and decreases in expenses of the Corporation's employee stock ownership plan of $222 thousand compared to the first nine months 2000.

Furniture and equipment expenses of $6.5 million for the first nine months of 2001 reflected increases of $659 thousand over 2000 levels and included increases in computer software depreciation and software maintenance of $240 thousand and $351 thousand, respectively, primarily related to the upgrade of the
core banking software.   Other operating expenses for the 2001
period were $20.1 million reflecting an increase of $898 thousand over the 2000 amount of $19.2 million. The first nine months of 2001 included increases in filing and recording fees, legal fees, postage, printing and telephone expense of $179 thousand, $206 thousand, $275 thousand, $140 thousand and $273 thousand, respectively compared to 2000 levels. The 2001 period also included increases in losses on sale of leased vehicles as the used auto market continues to be weak compared to published residual values in prior periods. Other operating expenses for the first nine months of 2001 reflected decreases in insurance expense, promotions and other professional fees compared to the first nine months of 2000.

Income tax expense was $11.4 million for the nine months of 2001 compared to $11.2 million for the same period of 2000. The
Corporation's effective tax rate was 23.62% for the 2001 and 2000 periods.

Three Months ended September 30, 2001 as Compared to the Three
Months Ended September 30, 2000

Net income was $12.7 million for the third quarter of 2001, an increase of $1.1 million compared to 2000 results of $11.6 million. Basic and diluted earnings per share were $0.22 during the 2001 quarter compared to $0.20 for the same period of 2000. Return on average assets was 1.10% and return on average equity was 13.72% during the 2001 quarter, compared to 1.07% and 14.97% respectively, during the 2000 quarter. Net interest income for the third quarter of 2001 of $35.6 million represented an increase of $1.8 million compared to the third quarter of 2000, primarily as a result of volume increases for loans and investments combined with rate decreases for deposits. Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 2001 as Compared to the Three
Months Ended
September 30, 2000 (Continued)

average earning assets) for the 2001 period was 3.48%, reflecting a decrease of 5 basis points (0.05%) from 3.53% reported in 2000.

Interest and fees on loans for the three months ended September 30, 2001 decreased $1.8 million compared to the three months ended September 30, 2000, primarily as a result of rate decreases, most notably for variable rate commercial loans. The total yield on loans for the third quarter of 2001 was 8.02% representing a decrease of 55 basis points (0.55%) compared to yields for the third quarter of 2000. Decreases in interest and fees on loans due to rate for the third quarter of 2001 compared to the third quarter of 2000 were partially offset by increases in interest income due to volume for commercial loans. Average loans for the third quarter of 2001 increased $85.8 million compared to averages for the third quarter of 2000 and included increases in commercial loans and municipal loans which were partially offset by decreases in residential mortgage loans.

Interest income on investments for the three months ended September 30, 2001 was $26.7 million, reflecting an increase of $873 thousand compared to the three months ended September 30, 2000. Volume increases for corporate bonds and U.S. government agency securities increased interest income by $2.0 million and $771 thousand, respectively compared to interest income for the third quarter of 2000. Average corporate bonds for the third quarter of 2001 increased $105.0 million compared to 2000 averages while average U.S. government agency securities increased by $46.1 million over the same time period. Yields on investments for the three months ending September 30, 2001 were 6.37% compared to 6.88% for the same period of 2000 reflecting a decrease of 51 basis points (0.51%) which resulted in a decrease in interest income due to rate of $2.4 million for the third quarter of 2001 compared to the third quarter of 2000.

Interest on deposits for the third quarter of 2001 was $29.7 million reflecting a decrease of $535 thousand compared to the third quarter of 2000 as rate decreases were partially offset by volume increases compared to 2000 levels. Deposit costs were 3.66% for the third quarter of 2001 compared to 4.00% for the third quarter of 2000, resulting in a decrease in interest expense due to rate of $3.5 million. The cost of total savings deposits decreased 50 basis points (0.50%) for the third quarter of 2001 compared to the third quarter of 2000 while the cost of time deposits decreased 35 basis points (0.35%) over the same time period, reflecting lower market interest rates. Average deposits increased $216.3 million for the three months ended September 30, 2001 compared to 2000 averages, resulting in an increase in interest expense due to volume of $2.9 million. Included in the increase in average deposits for the third quarter of 2001 compared to the third quarter of 2000 was an increase of $126.9 million in average time deposits and an increase in total savings deposits of $68.7 million.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 2001 as Compared to the Three
Months Ended
September 30, 2000 (Continued)

Interest on short-term borrowings for the third quarter of 2001 decreased $2.6 million compared to the third quarter of 2000 as both volumes and rates decreased compared to 2000 levels.
Average short-term borrowings decreased $34.6 million for the third quarter of 2001 compared to the corresponding period of 2000. The cost of short-term borrowings for the third quarter of 2001 was 3.57% compared to 6.21% for the third quarter of 2000. Interest on long-term debt for the three months ended September 30, 2001 increased $357 thousand over the three months ended September 30, 2000. Long-term debt increases during 2001 were primarily the result of extending the maturity of borrowings from the Federal Home Loan Bank.

Provision for credit losses was $3.5 million for the three months ended September 30, 2001 compared to $2.5 million for the three months ended September 30, 2000. Net charge-offs for the third quarter of 2001 were $4.3 million, compared to net charge-offs of $1.5 million for the third quarter of 2000. Net charge-offs for the third quarter of 2001 included increases in charge-offs of residential mortgage loans and commercial loans of $360 thousand and $2.6 million respectively, compared to 2000 levels.

Net securities gains were $1.3 million for the three months ended September 30, 2001 while there were no securities gains for the three months ended September 30, 2000. The securities gains during the third quarter of 2001 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $12.7 million.

Income from bank owned life insurance increased $263 thousand for the third quarter of 2001 compared to the third quarter of 2000. Other income for the three months ended September 30, 2001 was $4.3 million, an increase of $886 thousand over $3.4 million reported for the three months ended September 30, 2000.
Insurance commissions increased $697 thousand for the third quarter of 2001 compared to the third quarter of 2000. Other income for the third quarter of 2001 also reflected increases in gain on sale of loans, debit card interchange, SBA servicing revenue, and mutual fund revenue compared to amounts reported for the third quarter of 2000.

Total noninterest expense for the three months ended September 30, 2001 was $26.0 million reflecting an increase of $1.3 million over the $24.7 million that was reported for the corresponding period of 2000. Employee costs were $13.6 million during the third quarter of 2001 reflecting an increase of $544 thousand over 2000 levels. Salaries increased by $534 thousand for the third quarter of 2001 compared to third quarter of 2000, while employee benefit costs remained flat over the same time period.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 2001 as Compared to the Three
Months Ended
September 30, 2000 (Continued)

Other operating expenses for the three months ended September 30, 2001 were $7.0 million compared to $6.4 million for the corresponding period of 2000. The third quarter of 2001 included increases in filing and recording fees, legal fees, postage, printing and telephone expense of $141 thousand, $118 thousand, $146 thousand, $136 thousand and $124 thousand, respectively compared to 2000 levels. The third quarter of 2001 also included increases in losses on sale of leased vehicles. Cost decreases for the third quarter of 2001 included a reduction in collection and repossession expenses, check printing and deferred loan origination costs compared to the third quarter of 2000.

Income taxes were $4.0 million for the third quarter of 2001 compared to $3.2 million for the third quarter of 2000. The
Corporation's effective tax rate was 24.03% for the 2001 period compared to 21.73% for the corresponding period of 2000.

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

The Corporation monitors liquidity through regular computations of prescribed liquidity ratios. The Corporation actively manages liquidity within a defined range and has developed liquidity contingency plans, including ensuring availability of alternate funding sources to maintain liquidity under a variety of business conditions. In addition to the previously described funding sources, the Corporation's ability to access the capital markets was demonstrated during 1999 through the issuance of $35 million of capital securities.

Net loans increased $103.6 million in the first nine months of 2001 as increases in commercial loans, municipal loans and loans to individuals were partially offset by decreases in residential real estate loans. The decrease in residential real estate loans was partially the result of the previously discussed residential mortgage sale during the first quarter of 2001. Total deposits increased $143.6 million for the first nine months of 2001 as total savings deposits increased $313.2 million compared to year-end 2000.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

Demand deposits and time deposits reflected decreases of $163.9 million and $5.7 million for the first nine months of 2001. The increase in total savings deposits during 2001 resulted primarily from increases in a high yield money market deposit product. Interest-bearing deposits at September 30, 2001 include reallocations from demand deposits and reallocations from NOW accounts into MMDA accounts for nonpersonal deposit accounts. These reallocations are based on a formula approved by the regulatory authorities and have been made to reduce the Corporation's reserve requirement. In periods prior to the third quarter of 2001 these reallocations from demand deposits and NOW accounts into MMDA accounts included amounts for personal accounts only, and although permitted by the regulatory authorities, did not include amounts related to nonpersonal deposit accounts. Time deposits for the first nine months of 2001 included a decrease of $21.1 million in brokered time deposits. Strong deposit growth during 2001 continues as customers return to the safety of traditional banking products due to the uncertainties of the stock and bond markets.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.
These securities are classified as securities "available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 2001 securities "available for sale" had an amortized cost of $1,479.4 million and an approximate fair value of $1,516.9 million.

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

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes. In other words, as interest rates fall, a negative gap should tend to produce a

ITEM 2 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 2001 and December 31, 2000 (Dollar amounts in thousands):

                                    September 30, 2001
                            0-90     91-180   181-365  Cumulativ
                            Days      Days     Days        e
                                                         0-365
                                                          Days

Loans                            $         $         $  $1,233,23
                           802,699   143,327   287,208          4
Investments                160,043    73,395   204,172    437,610
Other interest-earning
assets                       4,147       -0-       -0-      4,147

  Total interest-                              491,380
sensitive assets           966,889   216,722            1,674,991

Certificates of deposits   449,471   225,983   458,164  1,133,618
Other deposits             1,129,5       -0-       -0-  1,129,548
                                48
Borrowings
                           372,229     2,600       350    375,179
  Total interest-                              458,514
sensitive liabilities      1,951,2   228,583            2,638,345
                                48
  GAP                      $(984,3   $(11,86  $ 32,866        $
                               59)        1)           (963,354)

ISA/ISL
                            0.50      0.95     1.07       0.63
Gap/Total assets            21.16%     0.25%     0.71%     20.71%

                                     December 31, 2000
                            0-90     91-180   181-365  Cumulativ
                            Days      Days     Days        e
                                                         0-365
                                                          Days

Loans                            $         $         $          $
                           621,536   130,374   244,605    996,515
Investments                130,220    47,279   105,423    282,922
Other interest-earning
assets                      11,552       -0-       -0-     11,552

  Total interest-
sensitive assets           763,308   177,653   350,028  1,290,989

Certificates of deposits   274,963   264,805   470,828  1,010,596
Other deposits             1,018,2       -0-       -0-  1,018,205
                                05
Borrowings
                           274,673       884       457    276,014
  Total interest-
sensitive liabilities      1,567,8   265,689   471,285  2,304,815
                                41
  GAP                      $(804,5   $(88,03  $(121,25  $(1,013,8
                               33)        6)        7)        26)

ISA/ISL
                            0.49      0.67     0.74       0.56
Gap/Total assets            18.40%     2.01%     2.77%     23.19%


22

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario. The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level. The analysis at
September 30, 2001, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame and the Corporation's position would remain well within current policy guidelines.

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

                                              At September 30,
                                               2001        2000
                                                 (amounts in
                                                 thousands)
Nonperforming Loans:

Loans on nonaccrual basis                           $           $
                                               23,068      11,953
Past due loans                                 20,449      17,687
Renegotiated loans
                                               835         1,630
    Total Nonperforming Loans                       $           $
                                               44,352      31,270

Other real estate owned                             $           $
                                                1,716       1,224

Loans outstanding at end of period           $2,594,0   $2,493,98
                                                   29           7

Average loans outstanding (year-to-date)     $2,537,1   $2,504,99
                                                   92           8

Nonperforming loans as percent of total         1.71%       1.25%
loans

Provision for credit losses                         $           $
                                                8,506       7,425

Net charge-offs                                     $           $
                                                8,935       6,280

Net charge-offs as percent of average           0.35%       0.25%
loans outstanding

Provision for credit losses as percent of      95.20%     118.23%
net charge-offs

Allowance for credit losses as percent of       1.31%       1.38%
average loans outstanding

Allowance for credit losses as percent of       1.28%       1.39%
end-of-period loans outstanding

Allowance for credit losses as percent of      74.79%     110.92%
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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30, 2001 and September 30, 2000:

                                               2001       2000
                                                 (amounts in
                                                  thousands)
Recorded investment in impaired loans at       $23,903    $13,583
end of period

Year-to-date average balance of impaired       $13,332    $13,166
loans

Allowance for credit losses related to        $  3,242   $  2,483
impaired loans

Impaired loans with an allocation of the       $15,683   $  5,200
allowance for credit losses

Impaired loans with no allocation of the      $  8,220   $  8,383
allowance for credit losses

Year-to-date income recorded on impaired             $          $
loans on a cash basis                              379        300

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. Additionally, the portfolio is well diversified and as of September 30, 2001, there were no significant concentrations of credit.

Nonperforming loans at September 30, 2001 increased $13.1 million compared to 2000 levels primarily because of the inclusion of two loans in the 2001 period. One is a $6.7 million credit that is not past due and carries an 80% guaranty of a U.S. governmental agency but is experiencing cash flow difficulties and has been placed in nonaccrual status. A resolution of this credit is expected by the end of the first quarter 2002.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED
SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)

CREDIT REVIEW (Continued)

The second credit is in the amount of $5.9 million and the Corporation is in the process of liquidating the collateral. The Corporation anticipates a final resolution of this credit by the end of 2001 without significant loss. Nonperforming loans were $35.0 million at December 31, 2000 and $31.7 million at June 30, 2001. Nonperforming loans as a percent of total loans was 1.71% at September 30, 2001 compared to 1.41% at December 31, 2000 and 1.25% at September 30, 2000, while the allowance for credit losses as a percent of nonperforming loans was 74.79%, 95.87% and 110.92%, respectively for the same periods.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.
Credit risk is mitigated through the use of sound underwriting policies and collateral requirements. Management attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis. The Corporation feels that the allowance for credit losses is adequate at this time. The uncertain economic conditions presents a risk to the industry but management feels that its risk management process is thorough and serves as an early warning system so that an appropriate response will be promptly implemented.

CAPITAL RESOURCES

Equity capital increased $46.4 million in the first nine months of 2001. Dividends declared reduced equity by $25.4 million during the 2001 period, while earnings retention was $11.4 million, representing an earnings retention rate of 31.01%. The retained net income remains in permanent capital to fund future growth and expansion. Payments by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $893 thousand. Amounts paid to fund the discount on reinvested dividends reduced equity by $460 thousand. The market value adjustment to securities available for sale increased equity by $32.2 million. Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $2.4 million during 2001.

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

The table below presents the Corporation's capital position at September 30, 2001:

                                                Percent
                                 Amount       Of Adjusted
                                     (in        Assets
                               thousands)
Tier I Capital                  $383,975          12.7%
Risk-Based Requirement            120,763          4.0

Total Capital                    417,147         13.8
Risk-Based Requirement           241,526           8.0

Minimum Leverage Capital         383,975           8.4
Minimum Leverage Requirement     137,296           3.0

At September 30, 2001 the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit
Insurance Corporation Improvement Act of 1991.

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



            FIRST COMMONWEALTH FINANCIAL CORPORATION
                          (Registrant)



DATED:  NOVEMBER 13, 2001    /S/ Joseph E. O'Dell
                         Joseph E. O'Dell, President and
                         Chief Executive Officer


DATED:  NOVEMBER 13, 2001    /S/ John J. Dolan
                         John J. Dolan, Executive Vice
                         President and Chief Financial Officer

29