Form 10-K
period 2001-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2002-03-29
CIK 712537

FORM 10-K

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C  20549

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 commission file number 0-11242

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

        TITLE OF CLASS                                                       OUTSTANDING AT March 22, 2002

Common Stock, $1 Par Value                                                           58,627,137 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 22, 2002), was approximately $734,518,248.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 2002 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
First Commonwealth Financial Corporation
FORM 10-K
INDEX

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  The Corporation operates two chartered banks, First Commonwealth Bank and Southwest Bank.  Personal financial planning and other financial services and insurance products are also provided through First Commonwealth Trust Company and First Commonwealth Insurance Agency.  The Corporation enhanced its financial services and products during the first quarter of 2002 through the acquisition of Strategic Capital Concepts and Strategic Financial Advisors.  As a registered investment advisor, Strategic Capital Concepts provides financial planning, asset management and consulting services while Strategic Financial Advisors offers investment and insurance products as well as employee benefit services.  The Corporation also operates through Commonwealth Systems Corporation, a data processing subsidiary and First Commonwealth Professional Resources Inc., ("FCPRI") a subsidiary providing professional services to affiliated organizations.

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

Through FCB, the Corporation traces its banking origins to 1866.  FCB and Southwest ("Subsidiary Banks") conduct business through 90 community banking offices in the counties of Allegheny (4), Armstrong (3), Beaver (1), Bedford (4), Blair (8), Cambria (11), Centre (2), Clearfield (5), Elk (3), Franklin (2), Huntingdon (6), Indiana (9), Jefferson (4), Lawrence (5), Somerset (5), Washington (1), and Westmoreland (17).  The Subsidiary Banks engage in general banking business and offer a full range of financial services including such general retail banking services as demand, savings and time deposits and mortgage, consumer installment and commercial loans.

The Subsidiary Banks operate a network of 85 automated teller machines ("ATMs") which permits customers to conduct routine banking transactions 24 hours a day.  Of the ATMs, 61 are located on the premises of their main or branch offices and 24 are in remote locations.   All the ATMS's are part of the STAR network which consists of over 180,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 31 states.  STAR serves more than 124 million ATM/debit cardholders and more than 6,500 financial institution members.  The ATMs operated by the Subsidiary Banks are also part of the global MasterCard/Cirrus network which is comprised of more than 300,000 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders.  Such networks allow the Subsidiary

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business (Continued)

Description of Business (Continued)

Banks' customers to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

In addition to funds access through the use of ATMs, the STAR debit card offered to the Subsidiary Banks' deposit customers may be used at nearly 720,000 point-of-sale retail locations on the STAR system as well as being used on the global MasterCard system for the purchase of goods and services.  The STAR debit card provides customers with the almost universal acceptability of a credit card combined with the convenience of direct debit to the customers' checking account.

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

ITEM 1. Business (Continued)

Description of Business (Continued)

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

The Corporation and its subsidiaries employed approximately 1,465 persons (full-time equivalents) at December 31, 2001.  The Corporation does not engage in any significant business activities other than holding the stock of its subsidiaries.  The Corporation does not at present have any plans to expand or modify its business or that of its subsidiaries, other than as described herein.  Nevertheless, it will be receptive to and may actively seek out mergers and acquisitions in the event opportunities which management considers advantageous to the development of the Corporation's business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

The Subsidiary Banks, FCTC and FCIA face intense competition, both from within and without their service areas, in all aspects of business.  The Subsidiary Banks compete for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within their service area.  With respect to loans to larger businesses the Subsidiary Banks also compete with much larger banks located outside of their service area.  The Subsidiary Banks also compete, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions.  In recent years the Subsidiary Banks have encountered significant competition for deposits from money market funds, mutual funds and institutions that offer annuities located throughout the United States.  Money market funds pay dividends to their shareholders (which are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by the Subsidiary Banks.  Annuities accumulate interest on the amounts deposited over a predetermined time period.  The depositor is then entitled to withdraw his funds for a fixed period of time or until death.  The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made.  In addition to savings and loan associations and credit unions, the Subsidiary Banks also compete for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout their service area.  The Subsidiary Banks believe that the principal means by which they compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of their offices and ATMs, the sophistication and quality of their services and the prices (primarily interest rates) of their services.  Additionally, the Subsidiary Banks intend to remain competitive by offering financial services that target specific customer needs.  Development of an integrated advisory sales model to integrate products between our Banks, Insurance Agency and Trust Company as well as utilization of an employee team to deliver products and services to our

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business (Continued)

Competition (Continued)

commercial customers through our "Total Solutions Financial Management" approach have been positively received by our customers.  Specific customer needs are also met through an enhanced customer delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the Subsidiary Banks' branch offices.  The Corporation introduced "WebBank" early in 2002, providing customers access to their bank account information via the internet 24 hours a day - 7 days a week.  Features of WebBank include the ability to monitor account balances, view account history, perform account balance transfers and issue stop payments.

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

The Gramm-Leach-Bliley Act ("GBLA") of 1999 revolutionizes the regulation of financial services companies.  GBLA amends the Bank Holding Company Act of 1956 to create a new type of bank

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business (Continued)

Supervision and Regulation (Continued)

holding company, a financial holding company ("FHC"), which is permitted to engage in all activities permitted by a bank holding company as well as securities, merchant banking and insurance activities that were prohibited to BHCs.  GLBA also repeals Sections 20 and 32 of the Glass-Steagall Act, which prohibited affiliations between a member bank and a company principally engaged in securities activities.  The activities of a BHC that does not qualify to become a FHC will be limited to those the Federal Reserve Board had, prior to enactment of GBLA, deemed closely related to banking.  In order to qualify as a FHC, each depository institution subsidiary of a BHC must be well capitalized, well managed and if insured have a satisfactory or better rating under the Community Reinvestment Act of 1977 ("CRA") as of its most recent examination and the BHC must file an election with the Federal Reserve Board certifying that it meets the requirements of a FHC.  GBLA expands the range of business opportunities for commercial banking organizations and enables banking companies and other types of financial companies such as securities, insurance and financial technology companies to combine more readily.  A FHC does not need to obtain prior Federal Reserve Board approval in order to engage in, or acquire a nonbank company that engages in financial activities.  The FHC only needs to provide notice to the Federal Reserve Board, describing the activity commenced or conducted by the acquired company, within 30 days after commencing the activity or consummating the acquisition.

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

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisition.  On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction.  As of December 31, 2001 enabling laws have been passed so that the required reciprocity presently exists with approximately 34 states, including New York, New Jersey, Ohio, Delaware, Maryland and West Virginia.  A similar law is applicable to savings associations and savings and loan holding companies.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Business (Continued)

Reciprocal Regional Interstate Banking (Continued)

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

ITEM 2.  PROPERTIES

The Corporation's principal office is located in the old Indiana County Courthouse complex.  This certified Pennsylvania and national historic landmark was built in 1870 and restored by NBOC in the early 1970s.  The Corporation, NBOC, CSC and FCB occupy this grand structure, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which NBOC entered into in 1973 and renewed during 1998 for an additional 25 years.  Under the lease, NBOC is obligated to pay all taxes, maintenance and insurance on the building and to restore it in conformity with historic guidelines.  In order to support future expansion needs and centralization of various functional areas such as loan processing, marketing, and accounting, the Corporation also owns two additional structures, free of all liens and encumbrances.  These facilities currently provide office space for the Corporation, CSC, FCTC, FCB, FCIA and FCPRI.  The Subsidiary Banks have 90 banking facilities of which 24 are leased and 66 are owned in fee, free of all liens and encumbrances.  All of the facilities utilized by the Corporation and its subsidiaries are used primarily for banking activities.  Management believes all such facilities to be in good repair and well suited to their uses.  Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 3.  LEGAL PROCEEDINGS

Information appearing in NOTE 23 to the Consolidated Financial Statements on page 64 is incorporated herein by reference in response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF".  The approximate number of holders of record of the Corporation's common stock is 13,000.  The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

Period	High Sale	Low Sale	Cash Dividends Per Share
2001
First Quarter	$11.45	$ 9.50	$0.145
Second Quarter	$15.00	$10.30	$0.145
Third Quarter	$14.35	$10.80	$0.145
Fourth Quarter	$13.00	$11.10	$0.150

Period	High Sale	Low Sale	Cash Dividends Per Share
2000
First Quarter	$12.000	$8.625	$0.140
Second Quarter	$11.625	$9.063	$0.140
Third Quarter	$10.188	$8.750	$0.140
Fourth Quarter	$10.875	$8.875	$0.145

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 6.  Selected Financial Data (Dollar Amounts in Thousands, except per share data)

The following selected financial data is not covered by the auditor's report and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the consolidated financial statements and related notes.  All amounts have been restated to reflect the poolings of interests.  Financial statement amounts for prior periods have also been reclassified to conform to the presentation format used in 2001.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

	Years Ended December 31,
	2001	2000	1999	1998	1997

Interest income	$ 308,891	$ 311,882	$ 296,089	$ 282,067	$ 253,917
Interest expense	167,170	174,539	152,653	148,282	124,427
Net interest income	141,721	137,343	143,436	133,785	129,490
Provision for credit losses	11,495	10,030	9,450	15,049	10,152
Net interest income after provision for credit losses	130,226	127,313	133,986	118,736	119,338

Securities gains	3,329	1,745	565	1,457	6,825
Other operating income	36,895	31,938	33,660	27,929	20,599
Merger and related charges	-0-	-0-	-0-	7,915	-0-
Other operating expenses	105,007	99,461	95,569	93,980	89,885
Income before taxes and extraordinary items	65,443	61,535	72,642	46,227	56,877
Applicable income taxes	15,254	14,289	19,612	12,229	17,338
Net income before extraordinary items	50,189	47,246	53,030	33,998	39,539
Extraordinary items (less applicable taxes of $336)	-0-	-0-	-0-	(624)	-0-
Net income	$ 50,189	$ 47,246	$ 53,030	$ 33,374	$ 39,539

Per Share Data (a)
Net income before extraordinary items	$ 0.87	$ 0.82	$ 0.88	$ 0.55	$ 0.64
Extraordinary items	0.00	0.00	0.00	(0.01)	0.00
Net income	$ 0.87	$ 0.82	$ 0.88	$ 0.54	$ 0.64

Dividends declared	$ 0.585	$ 0 .565	$ 0.515	$ 0.445	$ 0.410

Average shares outstanding	57,885,478	57,558,929	60,333,092	61,333,572	61,671,898

Per Share Data Assuming Dilution (a)
Net income before extraordinary items	$ 0.86	$ 0.82	$ 0.88	$ 0.55	$ 0.64
Extraordinary items	0.00	0.00	0.00	(0.01)	0.00
Net income	$ 0.86	$ 0.82	$ 0.88	$ 0.54	$ 0.64

Dividends declared	$ 0.585	$ 0.565	$ 0.515	$ 0.445	$ 0.410

Average shares outstanding	58,118,057	57,618,671	60,569,322	61,666,026	61,845,674

At End of Period
Total assets	$4,583,530	$4,372,312	$4,340,846	$4,096,789	$3,668,557
Investment securities	1,762,408	1,636,337	1,592,389	1,525,332	1,015,798
Loans and leases, net of unearned income	2,567,934	2,490,827	2,500,059	2,374,850	2,436,337
Allowance for credit losses	34,157	33,601	33,539	32,304	25,932
Deposits	3,093,150	3,064,146	2,948,829	2,931,131	2,884,343
Company obligated mandatorily redeemable capital securities of subsidiary trust	35,000	35,000	35,000	-0-	-0-
Other long-term debt	629,220	621,855	603,355	630,850	193,054
Shareholders' equity	370,066	334,156	286,683	355,405	354,323

Key Ratios

Return on average assets	1.11%	1.10%	1.25%	0.85%	1.15%
Return on average equity	13.85%	15.65%	15.44%	9.13%	11.31%
Net loans to deposit ratio	81.92%	80.19%	83.64%	79.92%	83.57%
Dividends per share as a percent of net income per share	67.24%	68.90%	58.52%	82.41%	64.06%
Average equity to average assets ratio	8.01%	7.00%	8.10%	9.28%	10.16%

(a) Where applicable, per share amounts have been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on October 19, 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (The "Corporation") for the years ended December 31, 2001, 2000 and 1999 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

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

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2001.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

Results of Operations

Net income for 2001 was $50.2 million, reflecting an increase of $3.0 million from 2000 results of $47.2 million and compared to $53.0 million reported in 1999.  The increase in net income for 2001 resulted primarily from increases in net interest income, gains on sale of assets and insurance commissions of $4.4 million, $1.8 million and $1.2 million, respectively compared to 2000 levels.  Gains on the sale of assets includes securities gains of $3.3 million and $1.7 million in 2001 and 2000, respectively as well as $999 thousand gain on the sale of a branch and a block of mortgages

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

in 2001.  The decrease in net income for 2000 was primarily the result of gains on sale of loans which were realized during 1999.

Basic earnings per share was $0.87 for 2001 compared to $0.82 for 2000, while diluted earnings per share was $0.86 for 2001 compared to $0.82 for 2000.  Basic earnings per share and diluted earnings per share were $0.88 for 1999.  Basic earnings per share excluding gains on sale of assets, was $0.82 for 2001 compared to $0.79 for 2000 representing an increase of 3.8%.  Return on average assets was 1.11% and return on average equity was 13.85% during 2001 compared to 1.10% and 15.65%, respectively for 2000.  Return on average assets was 1.25% during 1999 while return on average equity was 15.44%.

The following is an analysis of the impact of changes in net income on basic earnings per share:

	2001 vs. 2000	2000 vs. 1999

Net income per share, prior year	$0.82	$0.88

Increase (decrease) from changes in:
Net interest income	0.06	0.01
Provision for credit losses	(0.02)	(0.02)
Security transactions	0.03	0.02
Insurance commissions	0.02	0.01
Income from bank owned life insurance	0.02	0.02
Other income	0.04	(0.04)
Salaries and employee benefits	(0.03)	(0.09)
Occupancy and equipment costs	(0.01)	(0.02)
Other expenses	(0.04)	(0.03)
Provision for income taxes	(0.02)	0.08
Net income per share	$0.87	$0.82

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities.  Net interest income was $141.7 million in 2001 compared to $137.3 million in 2000 and $143.4 million in 1999.  The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 2001.

      FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Average Balance Sheets and Net Interest Analysis (Dollar Amounts in Thousands)
	2001			2000			1999
	Average Balance	Income/ Expense	Yield or Rte(a)	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)

Assets

Interest-earning assets:
Time deposits with banks	$ 1,842	$ 70	3.81%	$ 1,220	$ 82	6.71%	$ 1,844	$ 121	6.56%
Investment securities	1,724,725	106,156	6.45	1,572,290	103,018	6.88	1,608,467	100,853	6.59
Federal funds sold	9,521	492	5.17	3,821	234	6.12	2,097	105	5.01
Loans, net of unearned income (b) (c)	2,548,596	202,173	8.11	2,503,036	208,548	8.50	2,408,450	195,010	8.21
Total interest-earning assets	4,284,684	308,891	7.43	4,080,367	311,882	7.87	4,020,858	296,089	7.56

Noninterest-earning assets:
Cash	72,806			74,178			80,716
Allowance for credit losses	(34,078)			(34,296)			(33,757)
Other assets	198,051			191,534			174,063
Total noninterest-earning assets	236,779			231,416			221,022
Total Assets	$4,521,463			$4,311,783			$4,241,880

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$ 388,495	$ 7,039	1.81%	$ 386,149	$ 9,593	2.48%	$ 386,124	$ 8,375	2.17%
Savings deposits (d)	684,298	16,061	2.35	652,647	17,027	2.61	712,637	17,769	2.49
Time deposits	1,728,056	95,065	5.50	1,585,694	88,887	5.61	1,499,857	77,187	5.15
Short-term borrowings	300,173	11,227	3.74	371,286	22,218	5.98	279,269	13,832	4.95
Long-term debt	663,063	37,778	5.70	632,837	36,814	5.82	643,746	35,490	5.51
Total interest- bearing liabilities	3,764,085	167,170	4.44	3,628,613	174,539	4.81	3,521,633	152,653	4.33

Noninterest-bearing
Liabilities and capital:
Noninterest-bearing demand deposits (d)	368,983			349,259			345,311
Other liabilities	26,008			31,971			31,439
Shareholders' equity	362,387			301,940			343,497
Total noninterest-bearing funding sources	757,378			683,170			720,247
Total Liabilities and Shareholders' Equity	$4,521,463			$4,311,783			$4,241,880

Net Interest Income and Net Yield on Interest-earning Assets		$141,721	3.53%		$137,343	3.59%		$143,436	3.76%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Both interest income and interest expense decreased over 2000 levels primarily as a result of rate decreases during 2001 which were partially offset by volume increases.   Asset yields, on a tax-equivalent basis, decreased 44 basis points (0.44%) during 2001 to 7.43% from 7.87% reported in 2000 and compared to 7.56% reported in 1999.  The cost of funds for 2001 decreased 37 basis points (0.37%) over 2000 costs of 4.81% and compared to costs of 4.33% for 1999.  Average interest-earning assets increased $204.3 million or 5.0% while average interest-bearing liabilities increased $135.5 million or 3.7% for 2001 compared to 2000 averages.

Interest and fees on loans decreased $6.4 million for 2001 over 2000 levels, primarily as a result of  rate decreases for commercial loans and revolving credit loans which were partially offset by increases due to volume for commercial loans.  Average loans for 2001 increased $45.6 million compared to 2000 averages and included increases in commercial loans and municipal loans which were partially offset by decreases in average consumer loans.  The Corporation continued to focus lending activities on variable rate commercial loans to counter-balance the interest rate risk inherent in fixed rate consumer lending during the current period of historically low interest rates.  Enhanced marketing strategies continue to enable the Corporation to capitalize on lending opportunities with small to mid-sized commercial customers, including Small Business Administration ("SBA") loans generated through the Corporation's preferred lender status.  The Corporation has been successful in competing with larger financial institutions for small business customers becoming one of the top small business lenders in Pennsylvania during 2001.

Interest and fees on loans reflected decreases due to rate of $10.2 million during 2001 as loan yields decreased 39 basis points (0.39%) during 2001 to 8.11% from 8.50% reported for 2000 and compared to 8.21% during 1999.  Time and demand (primarily commercial) loan yields decreased 93 basis points (0.93%) for the 2001 period while yields on home equity and personal credit lines decreased 166 basis points (1.66%) and 170 basis points (1.70%), respectively compared to 2000 yields, reflecting a decrease in general interest rates.

Interest income on investments increased $3.1 million for 2001 compared to 2000, as volume increases during 2001 were only partially offset by rate decreases.  Volume increases which accounted for the increase in interest income for U.S. government agency securities, corporate bonds and asset backed securities were $1.9 million, $7.6 million and $1.8 million, respectively for the 2001 period.  Yields on investments for 2001 were 6.45% compared to 6.88% for 2000 and 6.59% for 1999.  Decreases in interest income due to rate for U.S. government agency securities were $5.0 million during 2001 as yields on U.S. government agency securities decreased 45 basis points (0.45%) compared to 2000 yields.  Prepayment speeds of mortgage backed securities ("MBS") which had slowed during 1999 as interest rates rose, began to accelerate at the end of 2000 and into 2001 as interest rates began to decline.  The primary risk of owning MBS relates to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact on prepayment speeds.  As interest rates increase, prepayment speeds generally decline, resulting in a longer average life of a MBS.  Conversely as interest rates decline, prepayment speeds increase, resulting in a shorter average life of a MBS.  Using computer simulation models, the Corporation tests the average life and yield volatility of all MBS under various interest rate scenarios on a

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

continuing basis to insure that volatility falls within acceptable limits.  The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. government and agency securities.

Interest on deposits increased $2.7 million for 2001 compared to 2000 as increases due to volume of $8.9 million were partially offset by decreases due to rate of $6.2 million over 2000 levels.  Average time deposits increased $142.4 million for 2001 compared to 2000 averages, resulting in an increase in interest expense due to volume of $8.0 million.  Additional increases in interest expense due to volume during 2001 also occurred for money market deposit accounts and savings accounts.

The cost of interest-bearing demand deposits for 2001 decreased by 67 basis points (0.67%) compared to 2000 costs of 2.48%, resulting in a decrease in interest expense due to rate of $2.6 million.  Interest expense on total savings deposits and time deposits for 2001 also reflected decreases due to rate of $1.8 million for both savings deposits and time deposits as deposit costs for these categories decreased 26 basis points (0.26%) and 11 basis points (0.11%), respectively for 2001 compared to 2000.

Interest expense on short-term borrowings decreased $11.0 million during 2001 as a result of volume decreases of  $4.3 million and rate decreases of $6.7 million compared to 2000.  Average short-term borrowings decreased $71.1 million for 2001 over 2000 averages while the cost of short-term borrowings decreased 224 basis points (2.24%) compared to 2000 costs.  Interest on repurchase agreements decreased $7.9 million for the 2001 period as average balances decreased $60.9 million and costs decreased 197 basis points (1.97%) compared to the corresponding period of 2000.

Interest expense on long-term debt increased $964 thousand for 2001 compared to the 2000 period as increases due to volume of $1.8 million were partially offset by decreases due to rate of $794 thousand.  Average long-term debt for 2001 increased $30.2 million compared to 2000 averages as maturities were extended for short-term borrowings from the Federal Home Loan Bank, to take advantage of lower interest rates.  Long-term debt also reflected an increase for 2000 compared to 1999 levels, primarily due to funding of the repurchase of 3.8 million shares of the Corporation's common stock through a "modified Dutch Auction" tender offer during 1999.  The aggregate amount of $49.7 million paid by the Corporation in connection with the repurchase of common shares was funded through the issuance of capital securities and the issuance of a bank loan from an unrelated financial institution.  Capital securities borrowings in the amount of $35 million were issued during the third quarter of 1999 bearing an interest rate of 9.50% and maturing in thirty years, consequently interest expense on capital securities for 2000 was $3.3 million compared to $1.0 million for 1999.  The parent company also incurred a $16 million bank loan during 1999, primarily to fund the remaining cost of the stock repurchase.  (See NOTE 16 to the financial statements for a description of the Company obligated mandatorily redeemable capital securities of subsidiary trust.)

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets), was 3.53% during 2001 compared to 3.59% in 2000, and 3.76% in 1999.  Although net interest margin decreased for the full year of 2001, net interest margin for the fourth quarter of 2001 improved to 3.66%, up 20 basis points (0.20%) from the fourth quarter of 2000, primarily

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

because of the ability to reprice liabilities in the declining interest rate environment.  The Corporation's use of computer modeling to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion herein.

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

Analysis of Year-to-Year Changes in Net Interest Income (Dollar Amounts in Thousands)
	2001 Change from 2000			2000 Change from 1999
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest-earning assets:
Time deposits with banks	$ (12)	$ 42	$ (54)	$ (39)	$ (41)	$ 2
Securities	3,138	10,491	(7,353)	2,165	(2,383)	4,548
Federal funds sold	258	349	(91)	129	86	43
Loans	(6,375)	3,871	(10,246)	13,538	7,765	5,773
Total interest income	(2,991)	14,753	(17,744)	15,793	5,427	10,366
Interest-bearing liabilities:
Deposits	2,658	8,865	(6,207)	12,176	2,922	9,254
Short-term borrowings	(10,991)	(4,256)	(6,735)	8,386	4,558	3,828
Long-term debt	964	1,758	(794)	1,324	(601)	1,925
Total interest expense	(7,369)	6,367	(13,736)	21,886	6,879	15,007
Net interest income	$ 4,378	$ 8,386	$(4,008)	$(6,093)	$(1,452)	$(4,641)

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $11.5 million in 2001 compared to $10.0 million in 2000 and $9.5 million in 1999.  The allowance for credit losses was $34.2 million at December 31, 2001, for a ratio of 1.33% of actual loans outstanding.  The ratio of the allowance for credit losses to total loans outstanding as of December 31, 2001 has decreased slightly from the 1.35% reported as of December 31, 2000.  Net charge-offs for 2001 reflected increases in net charge-offs of residential mortgages of $937 thousand and commercial loans secured by real estate of $2.2 million which were partially offset by decreases in net charge-offs of loans to individuals and commercial loans not secured by real estate of $1.3 million and $454 thousand, respectively.   Net charge-offs against the allowance for credit losses were $10.9 million, or 0.43% of average total loans in 2001.  This compared to net charge-offs of $10.0 million in 2000 and $8.2 million in 1999.  Net charge-offs were 0.40% and 0.34% of average total loans during 2000 and 1999, respectively.  For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents an analysis of the consolidated allowance for credit losses for the five years ended December 31, 2001 (Dollar Amounts in Thousands):

	Summary of Loan Loss Experience
	2001	2000	1999	1998	1997

Loans outstanding at end of year	$2,567,934	$2,490,827	$2,500,059	$2,374,850	$2,436,337

Average loans outstanding	$2,548,596	$2,503,036	$2,408,450	$2,439,436	$2,330,657

Allowance for credit losses:
Balance, beginning of year	$ 33,601	$ 33,539	$ 32,304	$ 25,932	$ 25,234

Loans charged off:
Commercial, financial and agricultural	3,297	4,335	1,821	1,513	1,473
Loans to individuals	4,199	5,521	6,126	7,293	8,022
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	2,300	130	427	812	664
Real estate-residential	1,818	874	1,035	690	819
Lease financing receivables	606	407	187	319	-0-
Total loans charged off	12,220	11,267	9,596	10,627	10,978

Recoveries of loans previously charged off:
Commercial, financial and agricultural	456	406	290	462	223
Loans to individuals	757	826	1,057	1,328	1,218
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	-0-	-0-	-0-	70	13
Real estate-residential	49	42	33	87	57
Lease financing receivables	19	25	1	3	13
Total recoveries	1,281	1,299	1,381	1,950	1,524
Net loans charged off	10,939	9,968	8,215	8,677	9,454
Provision charged to expense	11,495	10,030	9,450	15,049	10,152

Balance, end of year	$ 34,157	$ 33,601	$ 33,539	$ 32,304	$ 25,932

Ratios:
Net charge-offs as a percentage of average loans outstanding	0.43%	0.40%	0.34%	0.36%	0.41%
Allowance for credit losses as a percentage of average loans outstanding	1.34%	1.34%	1.39%	1.32%	1.11%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net securities gains increased $1.6 million during 2001 from $1.7 million reported in 2000 and compared to $565 thousand in 1999.  The securities gains during 2001 resulted primarily from the sales of fixed rate corporate bonds classified as "available for sale" and Pennsylvania bank stocks with book values of $37.4 million and $12.7 million, respectively.  The securities gains during 2000 resulted primarily from the sale of Pennsylvania bank stocks with a book value of $19.9 million.  The securities gains during 1999 resulted in part from the sales of fixed rate U.S. government agency securities and U.S. treasury securities classified as securities "available for sale" having book values of $15.0 million and $21.9 million, respectively, which resulted in security gains of $167 and $317 thousand, respectively.

Trust income was $5.0 million for 2001 compared to $5.6 million for 2000 and $5.5 million for 1999.  Trust income for 2001 reflected decreases in income from personal trusts, estates and mutual fund fees as market values declined.  Enhanced referral programs and integrated growth plans for financial affiliates have been initiated to help improve sales in various areas including trust assets managed.  The Corporation's success in building relationships with commercial customers will also provide fee based affiliates with additional sales opportunities through the "Total Solutions Financial Management" process.  This strategy marshals products, services and professional staff from the Corporation's trust, insurance and banking affiliates and unites them into a comprehensive financial services offering.

Service charges on deposits increased $598 thousand for 2001 compared to 2000 and included increases in insufficient funds fees "NSF" and bank club fees.  Standardization of service charge routines achieved during conversion of the Corporation's deposit system during 2001 also generated additional fee revenue.  The new deposit processing system implemented during the third quarter of 2001 will also facilitate the offering of enhanced deposit products and services such as lockbox and cash management services, which are expected to increase deposit fees in future periods.  Service charges on deposits decreased $83 thousand for 2000 compared to 1999 as the average balances of transaction accounts which generate fee revenue decreased compared to 1999 levels.

Insurance commissions, which have continued to increase since First Commonwealth Insurance Agency's ("FCIA") formation in 1998, increased $1.2 million for 2001 from 2000 commissions of $2.0 million and compared to $1.5 million for 1999.  Insurance revenue for 2001 included increases in credit insurance, employee benefits and annuities compared to 2000 levels.  As part of the previously discussed "Total Solutions Financial Management" process FCIA will continue to have expanded opportunities to meet the insurance needs of commercial customers.  In addition, the Corporation has developed "FOCUS", a financial planning tool designed to help consumers prioritize and assess their financial needs.  The "FOCUS" concept results in a systematic approach covering a wide range of personal financial goals, including personal budgeting, funding for an emergency, using credit wisely, building financial security and estate planning as well as protecting what is important through appropriate insurance coverage.

Income from bank owned life insurance was $4.6 million for 2001 compared to $3.4 million for 2000 and $2.1 million for 1999.  The 2001 period included an additional investment in bank owned life insurance of $15.0 million compared to 2000 levels.  The 2000 period included an increase in income from bank owned life insurance of $1.3 million compared to 1999, resulting primarily from claim income and the impact of an additional $15.0 million investment during 2000.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other income for 2001 was $12.9 million, representing an increase of $2.4 million over 2000 income of $10.5 million and compared to $13.8 million for 1999.  As a result of branch analysis including the evaluation of the potential sale or consolidation of branches competing in the same market area, the Corporation sold one of its branches during 2001.  The premium on the sale of $10.4 million of deposits from the branch resulted in a gain of $767 thousand.  Termination of the Southwest Bank pension plan during 2001 resulted in a gain of $277 thousand (net of applicable excise taxes), which is included in other income.  Other income for the 2001 period also reflected increases in bank club income, debit card interchange and merchant discount of $207 thousand, $173 thousand and $222 thousand, respectively, compared to 2000 revenues.  Mutual fund sales also resulted in an increase in other income for 2001 of $336 thousand.  Other income for 1999 included gains on the sale of loans resulting primarily from the sale of $42.2 million of residential mortgage loans during the first quarter of 1999 and the sale of $20.4 million of retail credit card loans during the second quarter of 1999 which generated gains of $890 thousand and $4.0 million, respectively.

Total other operating expenses increased $5.5 million to $105.0 million for 2001 compared to $99.5 million and $95.6 million for 2000 and 1999, respectively.  Total noninterest expense as a percent of average assets was 2.32% for the 2001 period compared to 2.31% for 2000.  Employee costs were $54.5 million in 2001, representing 1.21% of average assets compared to $52.5 million and 1.22% of average assets for 2000.  Employee costs for 1999 were $49.8 million or 1.17% of average assets.  Employee benefit costs increased $331 thousand for 2001 compared to the 2000 period and included increases in 401(k) plan expenses and employee stock ownership plan "ESOP" expenses which were partially offset by decreases in hospitalization costs.  The 2000 period included decreases in employee benefit costs for pension and postretirement benefits totaling $504 thousand at Southwest as a result of plan curtailment.  The Corporation continues to develop quality employee benefit plan enhancements while effectively managing costs.

Net occupancy expense has remained stable over several years at $6.5 million for 2001 and 1999 and $6.6 million for 2000 as increases in insurance and utility costs have been offset by decreases in building depreciation, repairs and maintenance.  Furniture and equipment expenses of $9.1 million for 2001 reflected increases of $896 thousand over 2000 levels, primarily as a result of increases for depreciation on computer software and software maintenance.  The 2000 period also reflected increases in computer software depreciation and maintenance, as well as increases in furniture and equipment depreciation and repairs compared to 1999.  Computer software depreciation and maintenance cost increases were primarily related to the replacement of software utilized by Corporation's data processing subsidiary to process loan and deposit accounts.  Software depreciation is also expected to increase for 2002 as a full year of depreciation is included for systems placed in service during the third and fourth quarters of 2001.  The new application software will enable the subsidiary banks to provide customers with enhanced products and services, including internet banking.  Technology continues to have a great impact on financial services companies and their ability to compete in the marketplace.  The Corporation is committed to providing banking, trust and insurance services through traditional branch and telephone channels in the markets we serve, but is also committed to meeting the changing needs of our customers.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Outside data processing expenses were $3.3 million for 2001 compared to $3.3 million for 2000 and $3.4 million for 1999.  Outside data processing expenses are managed by the Corporation's data processing subsidiary along with management of internal data processing costs.  Outsourced data processing needs are evaluated based on technology, efficiency and cost considerations.  This cost is expected to be reduced in 2002 as the benefits of Southwest Bank being converted from an outsourced environment to our internal systems is realized.  Pennsylvania shares tax expense of $3.8 million for 2001 reflected an increase of $330 thousand over the $3.5 million reported for each of the two previous years.

Other operating expenses for 2001 were $27.8 million, an increase of $2.4 million over the $25.4 million reported for 2000 and compared to $24.6 million for 1999.  The 2001 period included increases in filing and recording fees, legal fees, other professional fees and telephone expenses of $165 thousand, $216 thousand, $666 thousand and $352 thousand, respectively, compared to 2000 levels.  The 2001 period also included increases in losses on sale of leased vehicles as the used auto market continues to be weak compared to expected residual values.  Customer disclosures required as a result of new privacy legislation and changes in customer loan and deposit accounts due to standardization during 2001 system conversions, caused increases for postage and printing costs for 2001.  The Corporation also continues to support the communities in which we serve, resulting in additional charitable contributions for 2001.  The 2001 period included decreases in insurance expense, Pennsylvania use tax, promotions and deferred loan origination costs compared to 2000 levels.

Included in other operating expense increases for 2000 compared to 1999 were increases in collection and repossession expenses as accelerated collection efforts attempted to reduce nonperforming loan levels and minimize risk of loss in future periods.  FDIC expenses increased $180 thousand during 2000, primarily as a result of rate changes implemented when the FDIC Bank Insurance Fund and Savings and Loan Insurance Fund rates were standardized.  Other operating expenses for 2000 also included increases in advertising and promotions, express freight charges, charge card interchange and checkbook printing expenses, which were partially offset by decreases in other professional fees, postage and printing costs compared to 1999 costs.

Other operating expenses for the 1999 period included an increase in the write-down of mortgage servicing rights in the amount of $336 thousand related to the disposition of BSI.  The disposition of BSI in 1999 also resulted in a loss on sale of $202 thousand.

Income tax expense was $15.3 million during 2001 representing an increase of $965 thousand over the 2000 amount of $14.3 million and compared to $19.6 million in 1999.  The Corporation's effective tax rate was 23.3% for 2001 compared to 23.2% for 2000 and 27.0% for 1999.  The Corporation's effective tax rate continues to be favorably impacted by tax free income from certain loans, investments and bank owned life insurance.

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

Increased competition from nonbanking sources such as mutual funds, insurance companies and brokerage and investment banking firms have required banks to rely more heavily on alternative funding from other borrowings.  Many of our competitors have significantly greater resources (financial and other) than us and may offer certain services that our banks do not provide at this time.  In addition, certain of our banks' competitors are not subject to the regulation and supervision to which we and our banks are subject, and therefore may have competitive advantages over our banks.  The impact of increased competition for deposits could become more consequential in the future.  The Corporation monitors liquidity through regular computations of prescribed liquidity ratios.  The Corporation actively manages liquidity within a defined range and has developed liquidity contingency plans, including ensuring availability of alternate funding sources to maintain liquidity under a variety of business conditions.  In addition to the previously described funding sources, the Corporation's ability to access the capital markets was demonstrated during 1999 through the issuance of $35 million of capital securities.

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  Deposits increased $29.0 million in 2001 and included  increases in noninterest-bearing deposits and savings deposits which were partially offset by decreases in time deposits.  Non-core deposits, which are time deposits in denominations of $100 thousand or more represented 16.08% of total deposits at December 31, 2001, up from 14.86% of total deposits at December 31, 2000.  Non-core deposits increased by $41.9 million in 2001 and $97.1 million in 2000 due in part to an increase in public funds.  The increase in non-core deposits during 2000 also included the issuance of brokered time deposits in the amount of $26.1 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Although the Corporation's primary source of funds remains traditional deposits from within the communities served by its banking subsidiaries, future sources of deposits utilized could include the use of brokered time deposits offered outside the Corporation's traditional market area.  Time deposits of $100 thousand or more at December 31, 2001, 2000 and 1999 had remaining maturities as follows:

	Maturity Distribution of Large Certificates of Deposit (Dollar Amounts in Thousands)

	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Remaining Maturity:
3 months or less	$133,017	27%	$358,112	79%	$273,376	76%
Over 3 months through 6 months	57,222	11	36,941	8	13,372	4
Over 6 months through 12 months	89,436	18	19,241	4	14,503	4
Over 12 months	217,643	44	41,088	9	57,010	16
Total	$497,318	100%	$455,382	100%	$358,261	100%

Net loans increased $76.6 million during 2001 as commercial loans increased by $134.1 million and  loans to individuals increased by $23.4 million compared to year-end 2000.  The 2001 period reflected decreases of $83.1 million in residential real estate loans, due in part to the sale of $12.9 million of 30 year residential mortgage loans with significant prepayment exposure during falling interest rates.

Below is a schedule of loans by classification for the five years ended December 31, 2001:

	Loans by Classification (Dollar Amounts in Thousands)

	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial, agricultural and other	$ 529,300	21%	$ 443,618	18%	$ 417,300	16%	$ 377,733	16%	$ 363,699	15%
Real estate-construction	14,727	1	37,146	2	41,734	2	33,097	1	35,308	1
Real estate-commercial	638,576	25	560,066	22	495,789	20	387,166	16	384,794	16
Real estate-residential	849,787	33	932,915	37	980,506	39	1,009,903	42	1,048,405	43
Loans to individuals	473,515	18	450,154	18	502,465	20	517,907	22	569,742	23
Net leases	63,326	2	68,975	3	65,893	3	56,423	3	51,245	2

Gross loans and leases	2,569,231	100%	2,492,874	100%	2,503,687	100%	2,382,229	100%	2,453,193	100%
Unearned income	(1,297)		(2,047)		(3,628)		(7,379)		(16,856)
Total loans, and leases Net of unearned income	$2,567,934		$2,490,827		$2,500,059		$2,374,850		$2,436,337

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

An additional source of liquidity is marketable securities that the Corporation holds in its investment portfolio.  These securities are classified as "securities available for sale."  While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of December 31, 2001, securities available for sale had an amortized cost of $1,456 million and an approximate fair value of $1,469 million.  Gross unrealized gains were $19.6 million and gross unrealized losses were $6.2 million.   Based upon the Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed to be more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity.  Below is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2001.

	Maturity Distribution of Securities Held to Maturity (Dollar Amounts in Thousands)

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*

Within 1 year	$ 10,032	$ 3,031	$ - 0-	$ 13,063	6.22%
After 1 but within 5 years	25,417	14,595	22,200	62,212	6.47
After 5 but within 10 years	29,098	23,923	275	53,296	6.66
After 10 years	99,138	65,581	- 0-	164,719	6.17
Total	$163,685	$107,130	$22,475	$293,290	6.33%

	Maturity Distribution of Securities Available for Sale At Amoritzed Cost (Dollar Amounts in Thousands)

	U.S. Treasury, and other U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*

Within 1 year	$ 11,111	$ 5,588	$ 100	$ 16,799	3.89%
After 1 but within 5 years	143,738	8,166	134,431	286,335	5.73
After 5 but within 10 years	99,523	10,897	15,000	125,420	5.78
Over 10 years	712,815	78,841	235,506	1,027,162	6.36
Total	$967,187	$103,492	$385,037	$1,455,716	6.16%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 2001 and 2000  (Dollar Amounts in Thousands):

	2001
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$ 839,279	$ 155,276	$ 276,760	$1,271,315
Investments	154,327	90,890	180,001	425,218
Other interest-earning assets	4,250	-0-	-0-	4,250

Total interest-sensitive assets	997,856	246,166	456,761	1,700,783

Certificates of deposits	329,825	284,518	407,188	1,021,531
Other deposits	1,090,160	-0-	-0-	1,090,160
Borrowings	430,189	350	750	431,289
Total interest-sensitive liabilities	1,850,174	284,868	407,938	2,542,980
Gap	$ (852,318)	$ (38,702)	$ 48,823	$ (842,197)

ISA/ISL	0.54	0.86	1.12	0.67
Gap/Total assets	18.60%	0.84%	1.07%	18.37%

	2000
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$ 621,536	$ 130,374	$ 244,605	$ 996,515
Investments	130,220	47,279	105,423	282,922
Other interest-earning assets	11,552	-0-	-0-	11,552

Total interest-sensitive assets	763,308	177,653	350,028	1,290,989

Certificates of deposits	274,963	264,805	470,828	1,010,596
Other deposits	1,018,205	-0-	-0-	1,018,205
Borrowings	274,673	884	457	276,014
Total interest-sensitive liabilities	1,567,841	265,689	471,285	2,304,815
Gap	$ (804,533)	$ (88,036)	$(121,257)	$(1,013,826)

ISA/ISL	0.49	0.67	0.74	0.56
Gap/Total assets	18.40%	2.01%	2.77%	23.19%

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time.  Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling.  The income simulation model used by the Corporation captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates.  These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions.  The model also captures embedded options, such as interest rate caps/floors or call options, and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

accounts for changes in rate relationships as various rate indices lead or lag changes in market rates.  The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase.  The repricing strategies for loans would be inversely related.

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twenty-four month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario.  The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case without Board approval and a strategy in place to reduce interest rate risk below the established maximum level.  The analysis at December 31, 2001, indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time and the Corporation's position would remain well within current policy guidelines.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2001 were as follows (Dollar Amounts in Thousands):

	Within One Year	One to 5 Years	After 5 Years	Total
Commercial and industrial	$252,739	$ 62,121	$ 32,204	$ 347,064
Financial institutions	235	-0-	-0-	235
Real estate-construction	11,945	440	2,342	14,727
Real estate-commercial	408,820	33,083	196,673	638,576
Other	49,908	11,149	120,944	182,001
Totals	$723,647	$106,793	$352,163	$1,182,603
Loans at fixed interest rates		89,715	222,095
Loans at variable interest rates		17,078	130,068
Totals		$106,793	$352,163

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Corporation's written lending policy requires certain underwriting standards to be met prior to funding any loan, including requirements for credit analysis, collateral value coverage, documentation and terms.  The principal factor used to determine potential borrowers' creditworthiness is business cash flows or consumer income available to service debt payments.  Secondary sources of repayment, including collateral or guarantees, are frequently obtained.

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

Loans to individuals represent financing extended to consumers for personal or household purposes, including automobile financing, education, home improvement and personal expenditures.  These loans are granted in the form of installment, credit card or revolving credit transactions.  Consumer creditworthiness is evaluated on the basis of ability to repay, stability of income sources and past credit history.

The Corporation maintains an allowance for credit losses at a level deemed sufficient to absorb losses which are inherent in the loan and lease portfolios at each balance sheet date.  Management and the Corporation's Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include a specific allowance for primary watch list classified loans, a formula allowance based on historical trends, an additional allowance for special circumstances and an unallocated allowance.  The Corporation consistently applies the following comprehensive methodology and procedure at the subsidiary bank level.

The allowance for primary watch list classified loans addresses those loans maintained on the Corporation's primary watch list which are assigned a rating of substandard, doubtful, or loss.  Substandard loans are those with a well-defined weakness or a weakness which jeopardizes the repayment of the debt.  A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity.  Loans for which repayment plans have not been met or collateral equity margins do not protect the Corporation may also be classified as substandard.  Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable.  Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined.  Loans rated as doubtful in whole or in part are placed in nonaccrual status.  Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses at the next meeting of the Corporation's credit committee after placement in this category.  There were no loans classified as loss on the primary watch list as of December 31, 2001.

Loans on the primary watch list may also be impaired loans, which are defined as nonaccrual loans or troubled debt restructurings.  Each of the classified loans on the primary watch list are individually analyzed to determine the level of the potential loss in the credit under the current circumstances.  The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.  The allowance for primary watch list classified loans is equal to the total amount of potential unconfirmed losses for the individual classified loans on the watch list.  Primary watch list loans are managed and monitored by assigned account officers within the Corporation in conjunction with senior management.

The allowance based on historical trends uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios.  The historical loss experience percentage is based on the charge-off history for the greater of the eight most recent quarters or the twenty most recent quarters.  Historical loss experience percentages are applied to non-classified loans from the primary watch list as well as all other loans and leases which are not on the watch list to obtain the portion of the allowance for credit losses which is based on historical trends.  Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.  Loan balances are also adjusted for unearned discount on installment loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The additional allowance for special circumstances provides management with the opportunity to estimate additional potential allowance amounts which may be needed to cover specific factors.  The specific factors that management currently evaluates consist of portfolio risk or concentrations of credit, off balance sheet risk, economic conditions, management or staff considerations, and comparative peer analysis variances.  Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency, unusual repossession activities or large levels of unsecured loans in a portfolio.

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

	Allocation of the Allowance for Credit Losses (Dollar Amounts in Thousands)
	2001	2000	1999	1998	1997

Commercial, industrial, financial, agricultural and other	$ 6,315	$ 6,263	$ 6,321	$ 4,375	$ 3,726
Real estate-construction	432	643	831	414	415
Real estate-commercial	9,808	9,064	7,675	5,119	4,912
Real estate-residential	7,379	10,211	9,928	10,319	8,595
Loans to individuals	3,845	4,938	5,131	5,223	4,583
Lease financing receivables	401	638	586	512	393
Unallocated	5,977	1,844	3,067	6,342	3,308
Total	$34,157	$33,601	$33,539	$32,304	$25,932
Allowance as percentage of average total loans	1.34%	1.34%	1.39%	1.32%	1.11%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nonperforming and Impaired Assets and Effect on Interest Income Due to Nonaccrual (Dollar Amounts in Thousands)

	2001	2000	1999	1998	1997

Loans on nonaccrual basis	$22,899	$10,698	$ 12,765	$ 9,677	$ 11,387
Past due loans	17,781	22,086	15,815	15,780	13,955
Renegotiated loans	832	2,263	62	64	67
Total nonperforming loans	$41,512	$35,047	$ 28,642	$ 25,521	$ 25,409

Nonperforming loans as a percentage of total loans	1.62%	1.41%	1.15%	1.07%	1.04%

Allowance as percentage of nonperforming loans	82.28%	95.87%	117.10%	126.58%	102.06%

Other real estate owned	$ 1,619	$ 1,661	$ 1,707	$ 2,370	$ 1,950

Gross income that would have been recorded at original rates	$ 1,422	$ 750	$ 724	$ 961	$ 1,017

Interest that was reflected in income	750	333	458	286	146

Net reduction to interest income due to nonaccrual	$ 672	$ 417	$ 266	$ 675	$ 871

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

The level of nonperforming loans at year-end 2001 increased by $6.5 million over 2000 levels as increases in nonaccrual loans were only partially offset by decreases in past due loans and renegotiated loans.  The increase in nonaccrual loans since year-end 2000 is primarily related to two loans.  One is a $6.7 million credit that is not past due and carries an 80% guaranty of a U.S. government agency but is experiencing cash flow difficulties and has therefore been placed in nonaccrual status.  A resolution of this credit is expected later in 2002.  The second credit is in the amount of $5.9 million and the Corporation is in the process of liquidating the collateral.  The Corporation anticipates a final resolution of this credit in the first quarter of 2002 without a significant loss.

Past due loans for the 2001 period decreased $4.3 million compared to the corresponding period of 2000 and included decreases of $3.1 million for commercial loans secured by real estate and $1.7 million for commercial and industrial loans.  Past due loans secured by residential real estate and loans to individuals increased $622 thousand and $110 thousand, respectively over the same time period.  Nonperforming loans as a percentage of total loans was 1.62% at December 31, 2001 compared to 1.41% at December 31, 2000.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  During 2001 the Corporation established a "Watchlist Committee" which includes credit workout officers of the bank and meets bi-weekly to review watchlist credits for workout progress or deterioration.  Loan loss adequacy and the status of significant nonperforming credits are monitored on a quarterly basis by a committee made up of senior officers of the bank and parent company.  These committees were established to provide additional internal monitoring and analysis in addition to that provided by the credit committees of the banks and parent company.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements.  The Corporation has also initiated an additional level of approval for credit relationships between $500 thousand and $1.0 million.  This procedure requires approval of those credits by a committee consisting of senior lenders of the Corporation.   Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.   Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

Capital Resources

Equity capital increased $35.9 million in 2001 to $370.1 million.  Dividends declared decreased equity by $34.1 million during 2001, an increase over dividends for the 2000 period.  The retained net income of $16.1 million remained in permanent capital to fund future growth and expansion.  Long-term debt payments and fair value adjustments to unearned ESOP shares increased equity capital by $1.2 million.  The market value adjustment to securities available for sale increased equity by $16.5 million during 2001.  Amounts paid to fund the discount on reinvested dividends reduced equity by $612 thousand.  Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $2.5 million during 2001, while the tax benefit related to the stock options, increased equity by $269 thousand.

A capital base can be considered adequate when it enables the Corporation to intermediate funds responsibly and provide related services while protecting against future uncertainties.  The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber.  In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets.  See NOTE 25 to the Consolidated Financial Statements for an analysis of regulatory capital guidelines and the Corporation's capital ratios relative to these measurement standards.

Inflation and Changing Prices

Management is aware of the impact inflation has on interest rates and therefore the impact it can have on a bank's performance.  The ability of a financial institution to cope with inflation can only be determined by analyzing and monitoring its asset and liability structure.  The Corporation monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance.  However, it must be

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands)

	December 31,
	2001	2000
ASSETS
Cash and due from banks	$ 98,130	$ 90,723
Interest-bearing bank deposits	4,250	427
Federal funds sold	-0-	11,125
Securities available for sale, at market	1,469,118	1,238,230
Securities held to maturity, at amortized cost, (Market value $298,643 in 2001 and $398,661 in 2000)	293,290	398,107

Loans	2,569,231	2,492,874
Unearned income	(1,297)	(2,047)
Allowance for credit losses	(34,157)	(33,601)
Net loans	2,533,777	2,457,226

Premises and equipment	46,366	44,671
Other real estate owned	1,619	1,661
Other assets	136,980	130,142

Total assets	$ 4,583,530	$4,372,312

LIABILITIES

Deposits (all domestic):
Noninterest-bearing	$ 412,695	$ 349,804
Interest-bearing	2,680,455	2,714,342
Total deposits	3,093,150	3,064,146

Short-term borrowings	427,736	272,171
Other liabilities	28,358	44,984

Company obligated mandatorily redeemable capital securities of subsidiary trust	35,000	35,000
Other long-term debt	629,220	621,855

Total long-term debt	664,220	656,855
Total liabilities	4,213,464	4,038,156

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 62,525,412 shares issued and 58,451,624 shares outstanding in 2001; 62,525,412 shares issued and 58,195,450 shares outstanding in 2000	62,525	62,525
Additional paid-in capital	66,176	67,223
Retained earnings	288,219	272,169
Accumulated other comprehensive income (loss)	8,703	(7,808)
Treasury stock (4,073,788 and 4,329,962 shares at December 31, 2001 and 2000, respectively at cost)	(51,431)	(54,666)
Unearned ESOP shares	(4,126)	(5,287)
Total shareholders' equity	370,066	334,156
Total liabilities and shareholders' equity	$4,583,530	$4,372,312

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Interest Income
Interest and fees on loans	$ 202,173	$ 208,548	$ 195,010
Interest and dividends on investments:-
Taxable interest	93,961	89,723	88,266
Interest exempt from Federal income taxes	9,534	9,638	9,479
Dividends	2,661	3,657	3,108
Interest on Federal funds sold	492	234	105
Interest on bank deposits	70	82	121
Total interest income	308,891	311,882	296,089

Interest Expense

Interest on deposits	118,165	115,507	103,331
Interest on short-term borrowings	11,227	22,218	13,832
Interest on mandatorily redeemable capital securities of subsidiary trust	3,325	3,325	1,007
Interest on other long-term debt	34,453	33,489	34,483
Total interest on long-term debt	37,778	36,814	35,490
Total interest expense	167,170	174,539	152,653

Net interest income

	141,721	137,343	143,436
Provision for credit losses	11,495	10,030	9,450

Net interest income after provision for credit losses

	130,226	127,313	133,986

Other Income

Securities gains	3,329	1,745	565
Trust income	4,995	5,555	5,525
Service charges on deposits	11,160	10,562	10,645
Insurance commissions	3,192	1,951	1,537
Income from bank owned life insurance	4,618	3,419	2,126
Other income	12,930	10,451	13,827
Total other income	40,224	33,683	34,225

Other Expenses

   Salaries and employee benefits

	54,521	52,529	49,806

   Net occupancy expense

	6,520	6,577	6,537

   Furniture and equipment expense

	9,050	8,154	7,653

   Data processing expense

	3,296	3,310	3,449

   Pennsylvania shares tax expense

	3,825	3,495	3,477

   Other operating expenses

	27,795	25,396	24,647

         Total other expenses

	105,007	99,461	95,569

Income before income taxes

	65,443	61,535	72,642

   Applicable income taxes

	15,254	14,289	19,612

Net Income

	$ 50,189	$ 47,246	$ 53,030

Average Shares Outstanding

	57,885,478	57,558,929	60,333,092

Average Shares Outstanding Assuming Dilution

	58,118,057	57,618,671	60,569,322

Per Share Data:

   Basic Earnings Per Share

	$0.87	$0.82	$0.88

   Diluted Earnings Per Share

	$0.86	$0.82	$0.88

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
Balance at December 31, 1998
	$62,525	$68,978	$235,623	$ 2,199	$(5,913)	$ (8,007)	$ 355,405
Comprehensive income
Net income	-0-	-0-	53,030	-0-	-0-	-0-	53,030
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	-0-	-0-	-0-	(42,137)	-0-	-0-	(42,137)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(366)	-0-	-0-	(366)
Total other comprehensive income	-0-	-0-	-0-	(42,503)	-0-	-0-	(42,503)
Total comprehensive income	-0-	-0-	53,030	(42,503)	-0-	-0-	10,527
Cash dividends declared	-0-	-0-	(30,880)	-0-	-0-	-0-	(30,880)
Net increase in unearned ESOP shares	-0-	53	-0-	-0-	-0-	1,814	1,867
Discount on dividend reinvestment plan purchases	-0-	(358)	-0-	-0-	-0-	-0-	(358)
Treasury stock acquired	0-	-0-	-0-	-0-	(51,331)	-0-	(51,331)
Treasury stock reissued	-0-	(343)	-0-	-0-	1,796	-0-	1,453
Balance at December 31, 1999
	62,525	68,330	257,773	(40,304)	(55,448)	(6,193)	286,683

Comprehensive income
Net income	-0-	-0-	47,246	-0-	-0-	-0-	47,246
Other comprehensive income, net of tax: Unrealized holding gains (losses) on securities arising during the period	-0-	-0-	-0-	33,630	-0-	-0-	33,630
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(1,134)	-0-	-0-	(1,134)
Total other comprehensive income	-0-	-0-	-0-	32,496	-0-	-0-	32,496
Total comprehensive income	-0-	-0-	47,246	32,496	-0-	-0-	79,742
Cash dividends declared	-0-	-0-	(32,850)	-0-	-0-	-0-	(32,850)
Decrease in unearned ESOP shares	-0-	(113)	-0-	-0-	-0-	906	793
Discount on dividend reinvestment plan purchases	-0-	(593)	-0-	-0-	-0-	-0-	(593)
Treasury stock acquired	-0-	-0-	-0-	-0-	(873)	-0-	(873)
Treasury stock reissued	-0-	(476)	-0-	-0-	1,655	-0-	1,179
Tax benefit of stock options	-0-	75	-0-	-0-	-0-	-0-	75
Balance at December 31, 2000
	62,525	67,223	272,169	(7,808)	(54,666)	(5,287)	334,156
Comprehensive income
Net income	-0-	-0-	50,189	-0-	-0-	-0-	50,189
Other comprehensive income, net of tax: Unrealized holding gains (losses) on securities arising during the period	-0-	-0-	-0-	18,639	-0-	-0-	18,639
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,128)	-0-	-0-	(2,128)
Total other comprehensive income	-0-	-0-	-0-	16,511	-0-	-0-	16,511
Total comprehensive income	-0-	-0-	50,189	16,511	-0-	-0-	66,700
Cash dividends declared	-0-	-0-	(34,139)	-0-	-0-	-0-	(34,139)
Decrease in unearned ESOP shares	-0-	31	-0-	-0-	-0-	1,161	1,192
Discount on dividend reinvestment plan purchases	-0-	(612)	-0-	-0-	-0-	-0-	(612)
Treasury stock reissued	-0-	(735)	-0-	-0-	3,235	-0-	2,500
Tax benefit of stock options	- 0-	269	-0-	-0-	-0-	-0-	269
Balance at December 31, 2001
	$ 62,525	$66,176	$288,219	$ 8,703	$(51,431)	$(4,126)	$ 370,066

 The accompanying notes are an integral part of these consolidated financial statements.

              FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Dollar Amounts in Thousands)

	Years Ended December 31,
	2001	2000	1999
Operating Activities
Net income	$ 50,189	$ 47,246	$ 53,030
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,495	10,030	9,450
Depreciation and amortization	7,760	7,480	7,735
Net gains on sales of assets	(4,169)	(1,929)	(5,192)
Income from increase in cash surrender value of bank owned life insurance	(4,618)	(3,419)	(2,126)
Decrease (increase) in interest receivable	3,559	(932)	(773)
Increase (decrease) in interest payable	(19,387)	7,620	1,815
Increase in income taxes payable	3,491	255	445
Change in deferred taxes	(831)	1,533	287
Other-net	(1,165)	(1,751)	(11,922)
Net cash provided by operating activities	46,324	66,133	52,749

Investing Activities

Transactions with securities held to maturity:
Sales	-0-	-0-	-0-
Maturities and redemptions	133,666	67,735	127,566
Purchases of investment securities	(28,772)	(17,458)	(93,151)
Transactions with securities available for sale:
Sales	85,737	22,391	39,282
Maturitiies and redemptions	497,640	108,636	193,605
Purchases of investment securities	(785,610)	(173,514)	(398,933)
Proceeds from sales of loans and other assets.................................................................	90,241	36,482	99,692
Sale of subsidiary	-0-	-0-	(2,431)
Investment in bank owned life insurance	(15,000)	(15,000)	(20,000)
Net decrease (increase) in interest-bearing bank deposits	(3,823)	790	689
Net increase in loans	(178,465)	(36,435)	(227,347)
Purchases of premises and equipment	(7,886)	(7,736)	(5,197)
Net cash used by investing activities	(212,272)	(14,109)	(286,225)

Financing Activities

Proceeds from issuance of other long-term debt	9,500	89,900	25,000
Repayments of other long-term debt	(974)	(70,493)	(50,319)
Proceeds from issuance of company obligated mandatorily redeemable capital securities of subsidiary trust	-0-	-0-	35,000
Discount on dividend reinvestment plan purchases	(612)	(593)	(358)
Dividends paid	(33,809)	(32,553)	(27,825)
Net increase (decrease) in Federal funds purchased	91,425	13,875	(45,025)
Net increase (decrease) in other short-term borrowings	64,138	(166,531)	329,306
Sale of branch and deposits, net of cash received	(9,591)	-0-	-0-
Stock option tax benefit	269	75	-0-
Acquisition of treasury stock	-0-	(873)	(51,331)
Reissuance of treasury stock	2,500	326	1,453
Net increase in deposits	39,384	115,318	21,333
Net cash provided (used) by financing activities	162,230	(51,549)	237,234
Net increase (decrease) in cash and cash equivalents	(3,718)	475	3,758

Cash and cash equivalents at January 1	101,848	101,373	97,615
Cash and cash equivalents at December 31	$98,130	$101,848	$101,373

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

 NOTE 1--Statement of Accounting Policies

General

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation and its subsidiaries (the "Corporation") contained in this report.

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America.  In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

Through its subsidiaries which include two commercial banks, a nondepository trust company and insurance agency, the Corporation provides a full range of loan, deposit, trust and insurance services primarily to individuals and small to middle-market businesses in seventeen counties in central and western Pennsylvania.  Under current conditions, the Corporation is reporting one business segment.

The Corporation is subject to regulations of certain state and federal agencies.  These regulatory agencies periodically examine the Corporation for adherence to laws and regulations.  As a consequence, the cost of doing business may be affected.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

Investments of 20 to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

Reclassifications

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2001.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

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

Mortgage Servicing Rights

When the Corporation purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the Corporation measures the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination.  When the Corporation does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the Corporation allocates the amortized cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without mortgage servicing rights)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

NOTE 1--Statement of Accounting Policies (Continued)

Mortgage Servicing Rights (Continued)

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

Bank-Owned Life Insurance

The Corporation purchased insurance on the lives of a certain group of employees.  The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care.  Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income.  The cash surrender value of bank-owned life insurance is reflected in "other assets" on the Consolidated Balance Sheets in the amount of $84,788 and $65,961 at

December 31, 2001 and 2000, respectively.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset.  Charges for maintenance and repairs are expensed as incurred.  Where a lease is

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Premises and Equipment (Continued)

involved, amortization is charged over the term of the lease or the estimated useful life of the improvement, whichever is shorter.  The Corporation records computer software in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").  The statement identifies the following three stages of software development:  the preliminary project stage, the application development stage and the post-implementation stage.  In compliance with SOP 98-1, the Corporation expenses costs incurred during the preliminary project stage and capitalizes certain costs incurred during the application development stage.  Once software is in operation, maintenance costs are expensed over the maintenance period while upgrades which result in additional functionality or enhancement are capitalized.  Training and data conversion costs are expensed as incurred.  Capitalized costs are amortized on a straight-line basis over a period of 3-7 years, depending on the life of the software license.

Accounting for the Impairment of Long-Lived Assets

The Corporation reviews long-lived assets, such as premises and equipment and intangibles for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable.  If there is an indication that the carrying amount of an asset may not be recoverable, future discounted cash flows expected to result from the use of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair market value of the asset.

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
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold.  Generally, Federal funds are sold for one-day periods.

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

Employee Stock Ownership Plan

Accounting treatment for the Corporation's Employee Stock Ownership Plan ("ESOP") described in NOTE 21 follows Statement of Position 93-6 ("SOP 93-6") "Employers Accounting for Employee Stock Ownership Plans" for ESOP shares acquired after December 31, 1992 ("new shares").  The Corporation has elected, as permitted under SOP 93-6, not to adopt this statement for ESOP shares acquired on or before December 31, 1992 ("old shares").

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

Dividends on both old and new unallocated ESOP shares are used for debt service and are reported as a reduction of debt and accrued interest payable.  Dividends on allocated ESOP shares are charged to retained earnings and allocated or paid to the plan participants.  The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

NOTE 1--Statement of Accounting Policies (Continued)

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

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Corporation adopted the Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133") as amended.  FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities on a balance sheet and measure those instruments at fair value.  Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge.  If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative's fair value in income.  FAS No. 133 was amended by FASB Statement No. 137 ("FAS No. 137") which delayed the effective date of FAS No. 133 to the first quarter of fiscal years beginning after June 15, 2000.  FAS No. 133 was also amended by FASB Statement No. 138 ("FAS No. 138") which addresses and clarifies issues causing implementation difficulties for numerous entities applying FAS No. 133.  FAS No. 138 includes amendments to FAS No. 133 which resulted from decisions made by the FASB related to the Derivatives Implementation Group ("DIG") process.  The DIG was created by the FASB to facilitate implementation by identifying issues that arise from applying the requirements of FAS No. 133 and to advise the FASB on how to resolve those issues.  The Corporation currently has no freestanding derivative or hedging instruments.  Management reviewed contracts from various functional areas of the Corporation to identify potential derivatives embedded within selected contracts.  In accordance with the guidance provided in DIG Issue C13, management identified embedded derivatives in some loan commitments for residential mortgages where the Corporation has intent to sell to an investor such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae").

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Derivative Instruments and Hedging Activities (Continued)

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

New Accounting Pronouncements

In September 2000, the FASB issued statement No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 140") which replaces FASB Statement No. 125 ("FAS No. 125"), issued in June 1996.  FAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of FAS No. 125.  The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  FAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000.  Implementation of FAS No. 140 did not have a material impact on the Corporation's financial condition or results of operations.

In July 2001, the FASB issued statement No. 141, "Business Combinations" ("FAS No. 141") which supersedes APB Opinion No. 16 "Business Combinations" ("Opinion No. 16") but carries forward the guidance in Opinion No. 16 related to the application of the purchase method of accounting.  FAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of interest method.  FAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.  Intangible assets are recognized as assets apart from goodwill if the asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired entity and sold or exchanged.  In addition to the disclosure requirements in Opinion No. 16, FAS No. 141 requires disclosure of the primary reasons for the business combination and the allocation of the purchase

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

price paid to the assets acquired and liabilities assumed by major balance sheet caption.  After initial recognition, goodwill and other intangible assets acquired in a business combination are accounted for following the provisions of FASB Statement No. 142 "Goodwill and Other Intangible Assets."   Implementation of FAS No. 141 is not expected to have material impact on the Corporation's financial condition or results of operations.

In July 2001, the FASB issued statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which supersedes APB Opinion No. 17, "Intangible Assets" and is effective for fiscal years beginning after December 15, 2001.  FAS No. 142 addresses how intangible assets acquired other than by business combination should be accounted for in financial statements upon their acquisition.  This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.  Additional provisions of FAS No. 142 include the reclassification of certain existing recognized intangibles to goodwill and reclassification of certain intangibles out of previously reported goodwill upon adoption.  FAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives, including goodwill recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually and written down and charged to results of operations only in the periods in which the recorded value is more than the estimated fair value.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives.  This statement also requires the Corporation to complete a transitional goodwill impairment test including the identification of reporting units for the purpose of assessing potential future impairments of goodwill.  After identifying its reporting units, the Corporation must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units and then determine the fair value of each reporting unit.  If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any.  Any transitional impairment loss resulting from the adoption of FAS No. 142 will be recognized as the effect of a change in accounting principle in the Corporation's income statement.

FAS No. 142 requires disclosure of information about goodwill and other intangible assets in years subsequent to their acquisition which was not previously required, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets and for assets subject to amortization, the estimated amortization expense for the next five years.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements(Continued)

As of December 31, 2001, the Corporation had goodwill, net of accumulated amortization, of approximately $5,800, which would be subject to the transitional assessment provisions of FAS No. 142.  Goodwill amortization expense was $837 during fiscal 2001, or $0.014 per share.  The elimination of goodwill amortization is expected to reduce other operating expenses in periods beginning after December 31, 2001, by $837 annually.  Management is currently assessing, but has not yet determined, the full impact of FAS No. 142 on the Corporation's financial condition or results of operations.

In June 2001, the FASB issued statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143") which is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.   The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life.  Implementation of FAS No. 143 is not expected to have a material impact on the Corporation's financial condition or results of operations.

In August 2001, the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144") which is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods.  This statement supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".  FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable.  If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use and disposition of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and the market value of the asset.  This statement also requires measurement of long-lived assets classified as held for sale at the lower of their carrying amount or fair value less cost to sell and to cease depreciation or amortization on these assets.    Implementation of FAS No. 144 is not expected to have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 2--Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity:

	December 31, 2001			December 31, 2000			December 31, 1999
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$28,676	$(10,037)	$18,639	$51,739	$(18,109)	$33,630	$(64,826)	$22,689	$(42,137)
Less: reclassification adjustment for gains realized in net income	(3,274)	1,146	(2,128)	(1,745)	611	(1,134)	(563)	197	(366)
Net unrealized gains (losses)	25,402	(8,891)	16,511	49,994	(17,498)	32,496	(65,389)	22,886	(42,503)
Other comprehensive income	$25,402	$ (8,891)	$16,511	$49,994	$(17,498)	$32,496	$(65,389)	$22,886	$(42,503)

NOTE 3--Supplemental Cash Flow Disclosures

	2001	2000	1999

Cash paid during the year for:
Interest	$186,558	$166,919	$150,839
Income taxes	$ 11,890	$ 12,842	$ 18,832

Noncash investing and financing activities:
ESOP loan reductions	$ 1,161	$ 906	$ 1,814

Loans transferred to other real estate owned and repossessed assets	$ 5,246	$ 6,405	$ 4,936

Gross increase (decrease) in market value adjustment to securities available for sale	$ 25,402	$ 49,994	$ (65,389)

Treasury stock reissued for insurance agency interest acquired	$ -0-	$ 852	$ -0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 4--Joint Venture Buy-Out of Insurance Agency

When the Corporation formed First Commonwealth Insurance Agency ("FCIA"), its wholly-owned subsidiary, it entered into a joint venture agreement with a partner to assist FCIA in establishing itself as a full service insurance agency in exchange for an undivided 50% interest in FCIA's expiring list of policy holders.  Effective August 31, 2000 the Corporation acquired the 50% interest in the policy holders' list owned by its joint venture partner; thereby becoming the sole owner of such list.  In exchange, the joint venture partner received 89,742 shares of the Corporation's common stock.

NOTE 5--Sale of Subsidiary

Effective April 1, 1999, the Corporation sold all of the outstanding common stock of BSI Financial Services, Inc. ("BSI"), a wholly-owned subsidiary of the Corporation, to a bank headquartered in Richmond, Indiana.  Cash proceeds in the amount of $1,709 were received, resulting in a loss on sale of $202 which has been reflected in the financial statements.  BSI provided mortgage banking, loan servicing and collection services to the Corporation's subsidiary banks and unaffiliated organizations.  Services performed by BSI for the subsidiary banks have been transferred to the subsidiary banks or other nonbank subsidiaries of the Corporation.

NOTE 6--Subsequent Event

Effective March 1, 2002, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), each a Pennsylvania corporation headquartered in Allison Park, Pennsylvania.  As a registered investment adviser, Strategic Capital Concepts provides financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  Strategic Financial Advisors offers investment and insurance products as well as employee benefit services.  Each of the outstanding shares of Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. were exchanged for shares of the Corporation's common stock.  In addition, the shareholders of SCC and SFA are entitled to receive additional shares of the Corporation's common stock for each of the years 2002 through 2005 based on a formula defined in the merger agreement which takes into consideration the financial performance of SCC and SFA after the merger date.  The merger was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of SCC and SFA have been recorded at their fair values at the acquisition date.  As prescribed under the purchase method of accounting, the results of operations of SCC and SFA from the date of acquisition will be included in the Corporation's financial statements for the first quarter of 2002.

NOTE 7--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.).   Reserves are maintained in the form of vault cash or a noninterest-bearing balance

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 7--Cash and Due From Banks on Demand (Continued)

held with the Federal Reserve Bank.  The subsidiary banks maintained with the Federal Reserve Bank average balances of $4,269 during 2001 and $3,075 during 2000.

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 8--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 2001 and 2000:

	2001				2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

U.S. Treasury Securities
	$ 13,084	$ 137	$ -0-	$ 13,221	$ 9,972	$ 77	$ -0-	$ 10,049

Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	840,639	8,140	(954)	847,825	752,481	1,636	(7,126)	746,991

Other	113,464	2,181	(5)	115,640	117,585	125	(370)	117,340

Obligations of States and Political Subdivisions	103,492	749	(1,599)	102,642	76,066	606	(1,376)	75,296

Debt Securities Issued by Foreign Governments	175	-0-	-0-	175	425	-0-	-0-	425

Corporate Securities	229,259	5,382	(3,657)	230,984	142,933	1,814	(6,271)	138,476

Other Mortgage Backed Securities	110,512	2,438	(32)	112,918	97,922	336	(418)	97,840
Total Debt Securities	1,410,625	19,027	(6,247)	1,423,405	1,197,384	4,594	(15,561)	1,186,417

Equities	45,091	622	-0-	45,713	52,824	-0-	(1,011)	51,813
Total Securities Available for Sale	$1,455,716	$19,649	$(6,247)	$1,469,118	$1,250,208	$4,594	$(16,572)	$1,238,230

 Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities.  These obligations have contractual maturities ranging from less than one year to 30 years and have an anticipated average life to maturity ranging from less than one year to 17 years.  All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits.  At December 31, 2001 and 2000, the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 8--Securities Available For Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value

Due within 1 year	$ 16,783	$ 16,845
Due after 1 but within 5 years	248,220	255,507
Due after 5 but within 10 years	11,042	11,098
Due after 10 years	183,429	179,212
	459,474	462,662
Mortgage Backed Securities	951,151	960,743
Total Debt Securities	$1,410,625	$1,423,405

Proceeds from the sales of securities available for sale were $85,737, $22,391 and $39,282 during 2001, 2000 and 1999, respectively.  Gross gains of $3,419, $1,752 and $541 and gross losses of $224, $18 and $-0- were realized on those sales during 2001, 2000 and 1999, respectively.

Securities available for sale with an approximate fair value of $637,915 and $626,719 were pledged at December 31, 2001 and 2000, respectively, to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 9--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31, 2001 and 2000:

	2001				2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	$133,687	$2,594	$(166)	$136,115	$148,522	$ 635	$ (604)	$148,553

Other	29,998	1,360	-0-	31,358	99,844	194	(129)	99,909

Obligations of States and Political Subdivisions	107,130	1,545	(788)	107,887	126,514	1,355	(807)	127,062

Debt Securities Issued by Foreign Governments	383	-0-	-0-	383	357	-0-	-0-	357

Corporate Securities	22,092	808	-0-	22,900	22,154	140	(227)	22,067

Other Mortgage Backed Securities	-0-	-0-	-0-	-0-	716	-0-	(3)	713

Total Securities Held to Maturity	$293,290	$6,307	$(954)	$298,643	$398,107	$2,324	$(1,770)	$398,661

The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value

Due within 1 year	$ 13,029	$ 13,365
Due after 1 but within 5 years	56,795	58,977
Due after 5 but within 10 years	24,198	24,866
Due after 10 years	65,581	65,320
	159,603	162,528
Mortgage Backed Securities	133,687	136,115
Total Debt Securities	$293,290	$298,643

There were no sales of securities held to maturity in 2001, 2000 or 1999.

Securities held to maturity with an amortized cost of $205,150 and $245,908 were pledged at December 31, 2001 and 2000, respectively, to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 10--Loans (all domestic)

Loans at year end were divided among these general categories:

	December 31,
	2001	2000

Commercial, financial, agricultural and other	$ 529,300	$ 443,618
Real estate loans:
Construction and land development	14,727	37,146
1-4 family dwellings	849,787	932,915
Other real estate loans	638,576	560,066
Loans to individuals for household, family and other personal expenditures	473,515	450,154
Leases, net of unearned income	63,326	68,975
Subtotal	2,569,231	2,492,874
Unearned income	(1,297)	(2,047)
Total loans and leases	$2,567,934	$2,490,827

Most of the Corporation's business activity was with customers located within Pennsylvania.  The portfolio is well diversified, and as of December 31, 2001 and 2000, there were no significant concentrations of credit.

NOTE 11--Allowance for Credit Losses

Description of changes:

	2001	2000	1999

Allowance at January 1	$33,601	$33,539	$32,304
Additions:
Recoveries of previously charged off loans	1,281	1,299	1,381
Provision charged to operating expense	11,495	10,030	9,450
Deductions:
Loans charged off	12,220	11,267	9,596
Allowance at December 31	$34,157	$33,601	$33,539

 Relationship to impaired loans:

	2001	2000

Recorded investment in impaired loans at end of period	$23,731	$12,961
Average balance for impaired loans for the year	$16,133	$13,154
Allowance for credit losses related to impaired loans	$ 3,835	$ 2,187
Impaired loans with an allocation of the allowance for credit losses	$16,266	$ 4,679
Impaired loans with no allocation of the allowance for credit losses	$ 7,465	$ 8,282
Income recorded on impaired loans on a cash basis	$ 750	$ 333

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

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

As of December 31, 2001 and 2000, the Corporation did not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  The following table identifies the notional amount of those instruments at December 31, 2001 and 2000:

	2001	2000

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$517,587	$445,200
Standby letters of credit	$ 48,739	$ 37,787
Commercial letters of credit	$ 390	$ 471

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 13--Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	2001	2000

Land	Indefinite	$ 5,338	$ 5,336
Buildings and improvements	7-50 years	45,910	45,296
Leasehold improvements	7-39 years	9,960	9,839
Furniture and equipment	3-25 years	50,771	48,643
Software	3-7 years	14,231	9,926
Subtotal		126,210	119,040
Less accumulated depreciation and amortization		79,844	74,369

Total premises and equipment		$46,366	$44,671

Depreciation and amortization related to premises and equipment was $6,153 in 2001, $5,996 and $5,790 in 2000 and 1999, respectively.

NOTE 14--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

	2001	2000
NOW and Super NOW accounts	$ 61,791	$ 98,552
Savings and MMDA accounts	1,028,368	919,653
Time deposits	1,590,296	1,696,137
Total interest-bearing deposits	$2,680,455	$2,714,342

Interest-bearing deposits at December 31, 2001 and 2000, include reallocations from NOW and Super NOW accounts of $323,490 and $279,779, respectively into Savings and MMDA accounts.  These reallocations are based on a formula and have been made to reduce the Corporation's reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2001 and 2000, were certificates of deposit in denominations of $100 or more of $497,318 and $455,382, respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $27,922 in 2001, $22,639 in 2000, and $18,103 in 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 14--Interest-Bearing Deposits (Continued)

Included in time deposits at December 31, 2001, were certificates of deposit with the following scheduled maturities:

2002	$ 977,218
2003	278,473
2004	240,294
2005	54,277
2006 and thereafter	39,813
$1,590,075

NOTE 15--Short-term Borrowings

Short-term Borrowings at December 31 were as follows:

	2001			2000
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Federal funds purchased	$108,250	$46,608	3.28%	$16,825	$49,990	6.28%
Borrowings from FHLB	40,000	9,918	2.45%	-0-	20,814	6.03%
Securities sold under agreements to repurchase	216,486	214,900	3.95%	237,806	275,839	5.92%
Treasury, tax and loan note option	63,000	28,747	3.39%	17,540	24,643	6.04%

Total	$427,736	$300,173	3.74%	$272,171	$371,286	5.98%

Maximum total at any month-end	$427,736			$455,285

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2001	2000	1999

Federal funds purchased	$ 1,527	$ 3,138	$ 4,913
Borrowings from FHLB	243	1,256	2,557
Securities sold under agreements to repurchase	8,483	16,335	5,825
Treasury, tax and loan note option	974	1,489	537
Total interest on short-term borrowings	$11,227	$22,218	$13,832

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
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

The Trust will redeem all of the outstanding capital securities when the debentures are paid at maturity on September 1, 2029.  Subject to receiving prior approval of the Board of Governors of the Federal Reserve System, the Corporation may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.750% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on or after September 1, 2019, plus accrued and unpaid interest to the date of redemption.  The Corporation may also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax and bank regulatory events, subject to receiving prior approval of the Board of Governors of the Federal Reserve System.  If the Corporation redeems any debentures before their maturity, the Trust will use the cash it receives on the redemption of the debentures to redeem, on a pro rata basis, capital securities and common securities having an aggregate liquidation amount equal to the aggregate principal amount of the debentures redeemed.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 17--Other Long-term Debt

Other Long-term debt at December 31, follows:

	2001		2000
	Amount	Rate	Amount	Rate

ESOP loan due December, 2005 Borrowings from FHLB due:	$ 4,126	Libor +1%	$ 5,287	Libor +1%
November, 2002	50,000	5.82%	50,000	5.82%
December, 2002	50,000	5.71%	50,000	5.71%
September, 2007	5,000	6.94%	5,000	6.94%
February, 2008	100,000	5.45%	100,000	5.45%
February, 2008	100,000	5.48%	100,000	5.48%
May, 2008	100,000	5.67%	100,000	5.67%
November, 2008	50,000	5.03%	50,000	5.03%
December, 2008	65,000	4.96%	65,000	4.96%
February, 2010	25,000	6.12%	25,000	6.12%
December, 2010	55,000	4.70%	55,000	4.70%
April, 2011	7,121	5.68%	-0-
March, 2016	1,935	5.65%	-0-
December, 2017	6,798	6.17%	7,038	6.17%
June, 2019	8,375	5.72%	8,644	5.72%
April, 2020	865	7.37%	886	7.37%
	$629,220		$621,855

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the preceding advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Balance Sheets are excluded from NOTE 17, but are described in NOTE 16.

Scheduled loan payments for other long-term debt are summarized below:

	2002	2003	2004	2005	2006	Thereafter

Loan payments	$102,321	$2,385	$2,261	$2,624	$1,576	$518,053

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 18--Common Share Commitments

At December 31, 2001 and 2000, the Corporation had 100,000,000 common shares authorized and 62,525,412 shares outstanding.  Outstanding shares were reduced by 4,073,788 shares of treasury stock at December 31, 2001 and 4,329,962 shares at December 31, 2000.  The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 21.  The dilutive effect of stock options outstanding on average shares outstanding in the diluted earnings per share reported on the income statement were 232,579, 59,742 and 236,230 shares at December 31, 2001, 2000 and 1999, respectively.

During 2000, 78,380 shares of treasury stock were acquired at an average price of $11.14.  Treasury shares consisting of 256,174 and 41,240 were reissued during 2001 and 2000 upon exercise of stock options.

During 2000, 89,742 shares of treasury stock were reissued to fund the buy-out of the insurance agency's joint-venture partner, as described in NOTE 4.

 NOTE 19--Income Taxes

The income tax provision consists of:

	2001	2000	1999
Current tax provision for income
exclusive of securities transactions:
Federal	$14,865	$12,155	$19,111
State	55	(10)	16
Securities transactions	1,165	611	198
Total current tax provision	16,085	12,756	19,325
Deferred tax provision (benefit)	(831)	1,533	287
Total tax provision	$15,254	$14,289	$19,612

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 19--Income Taxes (Continued)

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 2001 and 2000, were as follows:

	2001	2000

Deferred tax assets:
Allowance for credit losses	$11,965	$11,765
Postretirement benefits other than pensions	1,005	996
Accumulated depreciation	237	439
Unrealized loss on securities available for sale	-0-	4,204
Other	1,060	894
Total deferred tax assets	14,267	18,298

Deferred tax liabilities:
Accumulated accretion of bond discount	(295)	(389)
Lease financing deduction	(10,535)	(10,643)
Loan origination fees and costs	(999)	(1,319)
Basis difference in assets acquired	(453)	(674)
Pension expense	(281)	(231)
Unrealized gain on securities available for sale	(4,686)	-0-
Other	(315)	(280)
Total deferred tax liabilities	(17,564)	(13,536)

Net deferred tax asset (liability)	$(3,297)	$ 4,762

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes.  The differences are as follows:

	2001		2000		1999
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Tax at statutory rate	$22,905	35.0	$21,537	35.0	$25,425	35.0
Increase (decrease)
resulting from:
Effect of nontaxable income	(7,137)	(10.9)	(6,595)	(10.7)	(5,247)	(7.2)
State income taxes	55	0.1	(10)	(0.0)	16	0.0
Other	(569)	(0.9)	(643)	(1.1)	(582)	(0.8)
Total tax Provision	$15,254	23.3	$14,289	23.2	$ 19,612	27.0

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP").  Contributions to the plan are determined by the board of directors, and are based upon a prescribed percentage of the annual compensation of all participants.   During a prior period, the ESOP acquired shares of the Corporation's common stock in a transaction, whereby the Corporation borrowed the required funds and concurrently loaned this amount to the ESOP.  The borrowed amount represents leveraged and unallocated shares, and accordingly has been recorded as long-term debt and the offset as a reduction of common shareholders' equity.  Compensation costs related to the plan were $1,173 in 2001, $1,005 in 2000 and $1,555 in 1999. (See NOTE 21).

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code.  Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation.  Each participating employee may contribute up to 10% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution.  The 401(k) plan expense was $2,583 in 2001, $2,444 in 2000 and $2,328 in 1999.  Effective February 1, 2002, the Corporation's 401(k) plan was modified to permit each participating employee to contribute up to 80% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution.

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

The SERP will continue to supplement the Corporation's 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods.  The SERP plan expense was $150 in 2001, $182 in 2000 and $153 in 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

Pension Plan of Acquired Subsidiary

The noncontributory defined benefit pension plan of Southwest Bank covered all eligible employees and provided benefits based on each employee's years of service and compensation.  On

December 31, 1998, the participants' accrued benefit was frozen and participation in the First Commonwealth Financial Corporation ESOP Plan with no lapse in credited service began.  The Southwest Bank Pension Plan was terminated effective December 31, 2001.  As the result of the plan termination, an asset reversion of $1,271 and a gain, net of applicable excise tax, of $277 were recognized.

Net periodic pension cost of this plan for each of the last three years was as follows:

	2001	2000	1999

Service cost	$ -0-	$ -0-	$ -0-
Interest cost on projected benefit obligation	346	343	394
Expected return on plan assets	(438)	(542)	(261)
Net amortization and deferral	(33)	93	(153)
Net periodic pension cost (benefit)	$(125)	$(106)	$ (20)

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

	2001	2000
Market value of plan assets	$1,271	$6,785
Projected benefit obligation	-0-	5,822

Plan assets greater than projected benefit obligation	1,271	963
Unrecognized net transition asset	-0-	(62)
Unrecognized net loss (gain)	-0-	(223)
Settlement loss (gain)	(1,271)	-0-
Prepaid pension expense recognized on the balance sheet	$ -0-	$ 678
Actuarial present value of accumulated benefits, including vested benefits of $0 and $5,665	$ -0-	$5,822

 The following table sets forth the change in benefit obligation:

	2001	2000
Benefit obligation at beginning of year	$ 5,822	$5,765
Service cost	-0-	-0-
Interest cost	346	343
Benefit payment	(6,496)	(242)
Actuarial loss (gain)	-0-	(44)
Settlement loss	328	-0-
Benefit obligation at end of year	$ -0-	$5,822

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

Pension Plan of Acquired Subsidiary (Continued)

The following table sets forth the change in plan assets:

	2001	2000

Fair value of plan assets at beginning of year	$ 6,785	$6,485
Return on plan assets	982	542
Employer contribution	-0-	-0-
Benefits paid	(6,496)	(242)
Fair value of plan assets at end of year	$ 1,271	$6,785

Assumptions used in determining the actuarial present value of the projected benefit obligation were as follows at December31:

	2001	2000

Discount rates	6.0%	6.0%
Rates of increase in compensation levels	N/A	N/A
Expected long-term rates of return on assets	6.5%	6.5%

Postretirement Benefits other than Pensions for Acquired Subsidiary

Employees of Southwest were covered by a postretirement benefit plan.

Net periodic benefit cost of this plan was as follows:

	2001	2000	1999
Service cost	$ 6	$ 7	$ 13
Interest cost on projected benefit obligation	232	190	197
Amortization of transition obligation	2	2	2
Loss amortization	65	-0-	48
Net periodic benefit cost	$305	$199	$260

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 20--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiary (Continued)

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

	2001	2000
Accumulated postretirement benefit obligation:
Retirees	$3,941	$3,413
Actives	210	177
Total accumulated postretirement benefit obligation	4,151	3,590
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	4,151	3,590
Unrecognized transition obligation	(18)	(19)
Unrecognized net loss	(1,262)	(729)
Accrued benefit liability recognized on the balance sheet	$2,871	$2,842

 The following table sets forth the change in benefit obligation:

	2001	2000
Benefit obligation at beginning of year	$3,590	$2,959
Service cost	6	7
Interest cost	232	190
Benefit payments	(276)	(239)
Actuarial loss (gain)	599	673

Benefit obligation at end of year	$4,151	$3,590

 The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 6.75% for 2001 and 2000.  The health care cost trend rates used for 2001 and 2000 were projected at an initial rate of 6.75% decreasing over time to an annual rate of 4.25% for indemnity plan participants and an initial rate of 6.00% decreasing over time to an annual rate of 4.00% for non-indemnity plan participants.

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$ 18	$ (16)
Effect on postretirement benefit obligation	$259	$(235)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 21--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms.  The combined balances of the ESOP related loans were $4,126 at December 31, 2001 and $5,287 at December 31, 2000.

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

The following is an analysis of ESOP shares held in suspense:

(See NOTE 1 for the definition of "old shares" and "new shares")

	Total	Old Shares	New Shares
Shares in suspense December 31, 1999	598,687	146,578	452,109
Shares allocated during 2000	(105,166)	(25,748)	(79,418)
Shares in suspense December 31, 2000	493,521	120,830	372,691
Shares allocated during 2001	(120,961)	(29,616)	(91,345)
Shares in suspense December 31, 2001	372,560	91,214	281,346

The fair market value of the new shares remaining in suspense was approximately $3,241 and $3,727 at December 31, 2001 and 2000, respectively.

Interest on ESOP loans was $263 in 2001, $446 in 2000 and $460 in 1999.  During 2001, 2000 and 1999, dividends on unallocated shares in the amount of $301, $354 and $369, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Stock Option Plan

At December 31, 2001, the Corporation had a stock-based compensation plan, which is described below.  All of the exercise prices and related number of shares have been restated to reflect the previously described stock split.  The plan permits the executive compensation committee to grant options for up to 4.5 million shares of the Corporation's common stock through October 15, 2005.  Although the vesting requirements and terms of future options granted are at the discretion of the executive compensation committee, all options granted during the years 1997, 1998, 1999, 2000 and 2001 were exercisable by December 31 of each year, respectively, and expire ten years from the grant date.  The Corporation has elected, as permitted by FAS No. 123, to apply APB Opinion 25 and related Interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized for its stock options outstanding.  Had compensation cost for the Corporation's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts shown below:

	2001		2000		1999

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net Income	$50,189	$48,211	$47,246	$47,130	$53,030	$52,197
Basic earnings per share	$ 0.87	$ 0.83	$ 0.82	$ 0.82	$ 0.88	$ 0.87
Diluted earnings per share	$ 0.86	$ 0.83	$ 0.82	$ 0.82	$ 0.88	$ 0.86

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:

	2001	2000	1999

Dividend yield	5.59% per annum	5.65% per annum	4.29% per annum
Expected volatility	55.1%	61.7%	31.4%
Risk-free interest rate	5.1%	5.3%	6.3%
Expected option life	10.0 years	9.1 years	9.1 years

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Stock Option Plan (Continued)

A summary of the status of the Corporation's outstanding stock options as of December 31, 2001, 2000 and 1999 and changes for the years ending on those dates is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,210,651	$11.12	1,680,178	$11.07	1,306,346	$10.53
Granted	796,743	$10.75	705,429	$11.06	610,416	$11.56
Exercised	(256,174)	$ 9.76	(41,240)	$ 7.93	(188,570)	$ 8.66
Forfeited	(63,333)	$11.89	(133,716)	$11.63	(48,014)	$12.08
Outstanding at end of year	2,687,887	$11.13	2,210,651	$11.12	1,680,178	$11.07
Exercisable at end of year	2,687,887	$11.13	2,210,651	$11.12	1,680,178	$11.07

The following table summarizes information about the stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/01	Weighted-Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/01	Weighted- Average Exercise Price

$2.79	9,680	0.3	$ 2.79	9,680	$ 2.79
$4.04	8,800	1.2	$ 4.04	8,800	$ 4.04
$9.19-$9.25	463,804	4.9	$ 9.23	463,804	$ 9.23
$10.75	777,076	9.1	$10.75	777,076	$10.75
$11.06	592,471	8.0	$11.06	592,471	$11.06
$11.56	519,424	7.0	$11.56	519,424	$11.56
$14.69	316,632	6.2	$14.69	316,632	$14.69
Total	2,687,887		$11.13	2,687,887	$11.13

NOTE 23--Commitments and Contingent Liabilities

In 1994, a Bank which is now a subsidiary, and its President at that time, were named as defendants in a lender liability action.  The Plaintiffs filed a multi-million dollar claim, plus punitive damages.  The case, originally scheduled for trial in the first quarter 2002 has been rescheduled for the second quarter 2002.  Although the Corporation believes it has meritorious defenses and is vigorously defending itself, it is not possible to predict the outcome of this matter.  Insurance may cover some or all of a judgment up to a policy limit of $10 million.  Depending upon the specific elements of an adverse judgment, it is possible there will be no insurance coverage for the claims.  It is the opinion of management and its legal counsel that the resolution of this matter will not produce a material impact on the Corporation's financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands, except per share data)

NOTE 23--Commitments and Contingent Liabilities (Continued)

There are no other material proceedings to which the Corporation or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

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

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 2001:

Balances December 31, 2000	$ 9,416
Advances	6,432
Repayments	(6,507)
Other	(1,454)
Balances December 31, 2001	$ 7,887

 "Other" primarily reflects the change in those classified as a "related party" as a result of mergers, resignations and retirements.

NOTE 25--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators.  At December 31, 2001, dividends from subsidiary banks were restricted not to exceed $74,233.  These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

The Corporation is subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 25--Regulatory Restrictions and Capital Adequacy (Continued)

The Corporation's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets.  As of December 31, 2001, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized First Commonwealth Bank and Southwest Bank as well capitalized under the regulatory framework for prompt corrective action.  To be considered as well capitalized, the banks must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institutions' category.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
(Dollar Amounts in Thousands)

NOTE 25--Regulatory Restrictions and Capital Adequacy (Continued)

	Actual		Regulatory Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$423,649	14.0%	$241,615	8.0%	N/A	N/A
First Commonwealth Bank	$299,167	12.4%	$192,870	8.0%	$241,087	10.0%
Southwest Bank	$ 94,835	16.4%	$ 46,349	8.0%	$ 57,936	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$389,492	12.9%	$120,807	4.0%	N/A	N/A
First Commonwealth Bank	$272,389	11.3%	$ 96,435	4.0%	$144,652	6.0%
Southwest Bank	$ 87,594	15.1%	$ 23,174	4.0%	$ 34,762	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$389,492	8.5%	$138,144	3.0%	N/A	N/A
First Commonwealth Bank	$272,389	7.7%	$106,422	3.0%	$177,371	5.0%
Southwest Bank	$ 87,594	8.5%	$ 30,895	3.0%	$ 51,492	5.0%

As of December 31, 2000

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$401,516	14.5%	$221,294	8.0%	N/A	N/A
First Commonwealth Bank	$283,624	12.9%	$175,783	8.0%	$219,728	10.0%
Southwest Bank	$ 91,416	16.9%	$ 43,261	8.0%	$ 54,077	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$367,915	13.3%	$110,647	4.0%	N/A	N/A
First Commonwealth Bank	$257,789	11.7%	$ 87,891	4.0%	$131,837	6.0%
Southwest Bank	$ 84,656	15.7%	$ 21,631	4.0%	$ 32,446	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$367,915	8.5%	$129,749	3.0%	N/A	N/A
First Commonwealth Bank	$257,789	7.8%	$ 98,994	3.0%	$164,990	5.0%
Southwest Bank	$ 84,656	8.5%	$ 29,758	3.0%	$ 49,596	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 26--Condensed Financial Information of First Commonwealth Financial Corporation
(parent company only)

Balance Sheets

	December 31,
	2001	2000

Assets

Cash	$ 7,667	$ 6,169
Securities available for sale	270	81
Loans to affiliated parties	540	479
Investment in subsidiaries	387,626	355,680
Investment in jointly-owned company	4,570	3,980
Premises and equipment	6,437	6,813
Dividends receivable from subsidiaries	3,986	3,757
Receivable from subsidiaries	8,099	7,325
Other assets	2,280	2,174

Total assets	$421,475	$386,458

Liabilities and Shareholders' Equity

Accrued expenses and other liabilities	$ 2,432	$ 2,493
Dividends payable	8,768	8,439
Loans payable	4,126	5,287
Subordinated debentures payable	36,083	36,083
Shareholders' equity	370,066	334,156

Total liabilities and shareholders' equity	$421,475	$386,458

Statements of Income

	Years Ended December 31,
	2001	2000	1999

Interest and dividends	$ 42	$ 41	$ 149
Dividends from subsidiaries	40,442	61,664	36,506
Interest expense	(3,724)	(5,335)	(1,758)
Net securities gains	-0-	-0-	57
Other revenue	16	31	15
Operating expenses	(7,033)	(7,451)	(11,476)

Income before taxes and equity in undistributed earnings of subsidiaries	29,743	48,950	23,493
Applicable income tax benefits	3,495	4,340	4,421
Income before equity in undistributed earnings of Subsidiaries	33,238	53,290	27,914
Equity in undistributed earnings of subsidiaries	16,951	(6,044)	25,116

Net income	$50,189	$47,246	$53,030

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 26--Condensed Financial Information of First Commonwealth Financial Corporation

(parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,

	2001	2000	1999

Operating Activities

Net income	$50,189	$47,246	$53,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,140	1,263	1,655
Net losses on sale of assets	-0-	-0-	144
Decrease (increase) in prepaid income taxes	431	212	(242)
Undistributed equity in subsidiaries	(16,951)	6,044	(25,116)
Other - net	(592)	97	(803)

Net cash provided by operating activities	34,217	54,862	28,668

Investing Activities

Transactions with securities available for sale:
Purchases of investment securities	(123)	-0-	-0-
Sales of investment securities	-0-	-0-	102
Net change in loans to affiliated parties	(61)	1	17
Purchases of premises and equipment	(90)	(337)	(1,491)
Additional net investment in subsidiary	(792)	(3,861)	(2,406)
Sale of subsidiary	-0-	-0-	1,709

Net cash used by investing activities	(1,066)	(4,197)	(2,069)

Financing Activities

Issuance of subordinated debentures	-0-	-0-	36,083
Issuance of other long-term debt	-0-	4,000	16,000
Repayment of other long-term debt	-0-	(20,000)	-0-
Discount on dividend reinvestment plan purchases	(612)	(593)	(358)
Treasury stock acquired	-0-	(873)	(51,331)
Treasury stock reissued	2,499	326	1,453
Cash dividends paid	(33,809)	(32,553)	(27,825)
Stock option tax benefit	269	75	-0-

Net cash used by financing activities	(31,653)	(49,618)	(25,978)

Net increase in cash	1,498	1,047	621
Cash at beginning of year	6,169	5,122	4,501

Cash at end of year	$7,667	$ 6,169	$ 5,122

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
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

NOTE 27--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 2001 and 2000, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107").  Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(Dollar Amounts in Thousands)

NOTE 27--Fair Values of Financial Instruments (Continued)

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

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2001 and 2000:

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and due from banks	$ 98,130	$ 98,130	$ 90,723	$ 90,723
Interest-bearing deposits with banks	$ 4,250	$ 4,250	$ 427	$ 427
Federal funds sold	$ -0-	$ -0-	$ 11,125	$ 11,125
Securities available for sale	$1,469,118	$1,469,118	$1,238,230	$1,238,230
Investments held to maturity	$ 293,290	$ 298,643	$ 398,107	$ 398,661
Loans, net of allowance	$2,533,777	$2,633,443	$2,457,226	$2,530,430
Financial liabilities
Deposits	$3,093,150	$3,123,845	$3,064,146	$3,047,713
Short-term borrowings	$ 427,736	$ 427,736	$ 272,171	$ 272,171
Long-term debt	$ 664,220	$ 650,106	$ 656,855	$ 630,511

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of First Commonwealth Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/Deloitte & Touche LLP

Pittsburgh, Pennsylvania
January 25, 2002

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$79,080	$77,371	$77,557	$74,883
Interest expense	44,848	43,413	42,000	36,909

Net interest income	34,232	33,958	35,557	37,974
Provision for credit losses	2,407	2,557	3,542	2,989

Net interest income after provision for credit losses	31,825	31,401	32,015	34,985

Securities gains	205	1,790	1,330	4
Other operating income	9,062	8,583	9,429	9,821
Other operating expenses	25,456	26,003	26,033	27,515

Income before income taxes	15,636	15,771	16,741	17,295
Applicable income taxes	3,613	3,737	4,023	3,881

Net income	$12,023	$12,034	$12,718	$13,414

Basic earnings per share	$ 0.21	$ 0.21	$ 0.22	$ 0.23
Diluted earnings per share	$ 0.21	$ 0.21	$ 0.22	$ 0.23

Average shares outstanding	57,721,959	57,799,443	57,975,650	58,040,370
Average shares outstanding assuming dilution	57,802,012	58,035,585	58,342,525	58,284,340

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$76,943	$77,317	$78,471	$79,151
Interest expense	41,504	42,443	44,734	45,858

Net interest income	35,439	34,874	33,737	33,293
Provision for credit losses	2,505	2,415	2,505	2,605

Net interest income after provision for credit losses	32,934	32,459	31,232	30,688

Securities gains	-0-	1,686	-0-	59
Other operating income	7,358	8,254	8,242	8,084
Other operating expenses	25,150	25,048	24,709	24,554

Income before income taxes	15,142	17,351	14,765	14,277
Applicable income taxes	3,691	4,261	3,209	3,128

Net income	$11,451	$13,090	$11,556	$11,149

Basic earnings per share	$ 0.20	$ 0.23	$ 0.20	$ 0.19
Diluted earnings per share	$ 0.20	$ 0.23	$ 0.20	$ 0.19

Average shares outstanding	57,505,462	57,515,772	57,565,411	57,648,021
Average shares outstanding assuming dilution	57,606,948	57,566,079	57,601,162	57,699,795

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE
                Not Applicable

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT
                 Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 2002 is incorporated herein by reference in response to the listing of directors.

The table below lists the current executive officers of the Corporation.

Name	Age	Positions Held During the Past Five Years
E. James Trimarchi	79	Chairman of the Board of the Corporation; Director of CSC, FCB, FCIA, CTCLIC, FCPRI, and FCTC; Former President and Chief Executive Officer of the Corporation
Joseph E. O'Dell	56

President, Chief Executive Officer and Director of the Corporation; Director of FCB, FCTC, Southwest Bank, and FCIA; Vice Chairman of the Board of CSC and FCPRI; Former Senior Executive Vice President and Chief Operating Officer of the Corporation; former President and Chief Executive Officer of FCB

David S. Dahlmann	52	Vice Chairman of the Corporation; President and Chief Executive Officer of Southwest Bank; Former President and Chief Executive Officer of Southwest National; Director of Southwest Bank and FCPRI
Johnston A. Glass	52	Vice Chairman, Growth of the Corporation; President and Chief Executive Officer of FCB; Director of FCB, FCTC, FCIA and FCPRI
Gerard M. Thomchick	46

Senior Executive Vice President and Chief Operating Officer of the Corporation; President, Chief Executive Officer and Director of CTCLIC; President and Director of FCPRI; Director of FCB, FCTC and FCIA

John J. Dolan	45

Executive Vice President and Chief Financial Officer of the Corporation; Chief Financial Officer of FCB; Comptroller and Chief Financial Officer of CTCLIC; Treasurer and Assistant Secretary of FCTC; Chief Financial Officer of FCPRI; Treasurer of FCIA; Administrative Trustee of First Commonwealth Capital Trust I

FIRST COMMONWEALTH FINANCIAL CORPORATION

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT (Continued)

David R. Tomb, Jr.	70	Senior Vice President, Secretary, Treasurer and Director of the Corporation; Secretary of FCB, FCIA, FCTC, FCPRI and CSC; Director of FCB, CSC, FCTC, FCPRI, FCIA and CTCLIC

Thaddeus J. Clements	45	Senior Vice President, Human Resources of the Corporation, FCB and FCPRI

William R. Jarrett	67	Senior Vice President, Risk Management of the Corporation and FCPRI

Sue McMurdy	45

Senior Vice President and Chief Information Officer of the Corporation; President, Chief Executive Officer and Director of CSC; Director of FCPRI; former Senior Vice President, Technical Services of Commonwealth Systems Corporation

R. John Previte	52	Senior Vice President, Investments of the Corporation; Investment Officer of FCB and Southwest; Senior Vice President of FCPRI

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
                the annual meeting of security holders to be held April 22, 2002 is incorporated herein by reference in response to this item.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT
                Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 2002 is incorporated herein by reference in response to this item.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 22, 2002
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

               3.2               By-Laws of Registrant                          Exhibit 3.2 to Form S-4
                                                                                                    filed October 15, 1993

              10.1              Change in Control Agreement            Exhibit 10.4 to Form 10-K
                                   dated October 27, 1995                       filed March 21, 1996
                                   Joseph E. O'Dell

              10.2              Change in Control Agreement            Exhibit 10.5 to Form 10-K
                                   dated October 27, 1995                       filed March 21, 1996
                                   Gerard M. Thomchick

              10.3             Change in Control Agreement              Exhibit 10.6 to Form 10-K
                                  dated October 30, 1995,                       filed March 21, 1996
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
                                  Johnston A. Glass and Robert C. Wagner.

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
                          Retirement Plan                                            filed March 31, 1999

              10.6    Deferred Compensation                             Exhibit 10.8 to Form 10-K
                          Plan                                                               filed March 31, 1999

              10.7    Cash Incentive Bonus                                  Exhibit 10.9 to Form 10-K
                          Program                                                        filed March 31, 1999

              10.8   Change in Control Agreement                     Exhibit 10.8 to Form 10-K
                         dated November 22, 2000,                          filed April 2, 2001
                         entered into between First
                         Commonwealth Financial Corporation
                         and Sue McMurdy

              21.1   Subsidiaries of the                                        Page 79
                         Registrant

              23.1   Consent of Deloitte &                                   Page 80
                         Touche LLP Certified
                         Public Accountants

              24.1   Power of Attorney                                          Page 81

  (B)     Report on Form 8-K

              None

FIRST COMMONWEALTH FINANCIAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 26th day of March 2002.

                     FIRST COMMONWEALTH FINANCIAL CORPORATION
                     (Registrant)

                                                   /S/JOSEPH E. O'DELL
                                                   Joseph E. O'Dell, President and Chief Executive Officer