Form 10-Q
period 2002-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2002-05-15
CIK 712537

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number                     0-11242

                First Commonwealth Financial Corporation            _
       (Exact name of registrant as specified in its charter)

     Pennsylvania                                          25-1428528
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

     22 North Sixth Street                          Indiana, PA  15701
(Address of principal executive offices)                        (Zip Code)

                                      724-349-7220
            (Registrant's telephone number, including area code)

                                           N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate a check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No        .

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of May 3, 2002 was 58,704,143.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                      PAGE

          First Commonwealth Financial Corporation and
                Subsidiaries Consolidated Balance Sheets . . .     3
                Consolidated Statements of Income. . . . . . .     4
                Consolidated Statements of Changes in
                     Shareholders' Equity. . . . . . . . . . .     5
                Consolidated Statements of Cash Flows. . . . .     6

                Notes to Consolidated Financial Statements . .     7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . .     12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK . . . . . . . . . . . . . . . . . . . .     27

                           PART II - OTHER INFORMATION

Other Information . . . . . . . . . . . . . . . . . . . . . .     28

Signatures. . . . . . . . . . . . . . . . . . .Signature Page

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2002	December 31, 2001
	________	__________

ASSETS

Cash and due from banks on demand . . . . . . . . . . . . . .	$ 60,686	$ 98,130
Interest-bearing deposits with banks. . . . . . . . . . . . .	1,279	4,250
Federal funds sold. . . . . . . . . . . . . . . . . . . . . .	2,150	-0-
Securities available for sale, at market. . . . . . . . . . .	1,437,306	1,469,118

Securities held to maturity, at cost, (Market value $283,951 in 2002 and $298,643 in 2001) . . . . . . . . . . . . . . . . . . .	279,595	293,290

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,589,053	2,569,231
Unearned income . . . . . . . . . . . . . . . . . . . . . .	(1,128)	(1,297)
Allowance for credit losses . . . . . . . . . . . . . . . .	(34,078)	(34,157)
	__________	__________
Net loans . . . . . . . . . . . . . . . . . . . . . . . .	2,553,847	2,533,777

Property and equipment. . . . . . . . . . . . . . . . . . . .	46,563	46,418
Other real estate owned . . . . . . . . . . . . . . . . . . .	2,106	1,619
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .	8,141	6,539
Amortizing intangibles. . . . . . . . . . . . . . . . . . . .	112	232
Other assets .. . . . . . . . . . . . . . . . . . . . . . . .	141,848	130,157
	__________	__________
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .	$4,533,633	$4,583,530
	==========	==========

LIABILITIES

Deposits (all domestic):
Noninterest bearing . . . . . . . . . . . . . . . . . . . .	$ 373,405	$ 412,695
Interest bearing. . . . . . . . . . . . . . . . . . . . . .	2,731,148	2,680,455
	__________	__________
Total deposits. . . . . . . . . . . . . . . . . . . . . .	3,104,553	3,093,150

Short-term borrowings . . . . . . . . . . . . . . . . . . . .	341,985	427,736
Other liabilities . . . . . . . . . . . . . . . . . . . . . .	36,989	28,358

Company obligated mandatorily redeemable capital securities of subsidiary trust. . . . . . . . . . . . . . .	35,000	35,000
Other long-term debt. . . . . . . . . . . . . . . . . . . . .	646,858	629,220
	__________	__________
Total long-term debt. . . . . . . . . . . . . . . . . . .	681,858	664,220
	__________	__________
Total liabilities . . . . . . . . . . . . . . . . . . . .	4,165,385	4,213,464

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued . . . . . . . . .	-0-	-0-
Common stock, $1 par value per share, 100,000,000 shares authorized, 62,525,412 shares issued; 58,641,160 and 58,451,624 shares outstanding at March 31, 2002 and December 31, 2001 respectively. . . . . . . . . . . . . . .	62,525	62,525
Additional paid-in capital. . . . . . . . . . . . . . . . . .	65,667	66,176
Retained earnings . . . . . . . . . . . . . . . . . . . . . .	287,062	288,219
Accumulated other comprehensive income. . . . . . . . . . . .	5,890	8,703
Treasury stock (3,884,252 shares at March 31, 2002 and 4,073,788 at December 31, 2001, at cost). . . . . . . . . .	(49,038)	(51,431)
Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . .	(3,858)	(4,126)
	__________	__________
Total shareholders' equity. . . . . . . . . . . . . . . .	368,248	370,066
	__________	__________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . .	$4,533,633	$4,583,530
	==========	==========

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	________________
	2002	2001
	_____	_____

Interest Income

Interest and fees on loans . . . . . . . . . . . . . . . . . .	$45,327	$52,222
Interest and dividends on investments:
Taxable interest . . . . . . . . . . . . . . . . . . . . . .	22,238	23,331
Interest exempt from Federal income taxes. . . . . . . . . .	2,392	2,371
Dividends. . . . . . . . . . . . . . . . . . . . . . . . . .	552	854
Interest on Federal funds sold . . . . . . . . . . . . . . . .	3	282
Interest on bank deposits. . . . . . . . . . . . . . . . . . .	11	20
	_______	______
Total interest income. . . . . . . . . . . . . . . . . . .	70,523	79,080

Interest Expense

Interest on deposits . . . . . . . . . . . . . . . . . . . . .	21,321	32,057
Interest on short-term borrowings. . . . . . . . . . . . . . .	1,765	3,524

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust . . . . . . . . . . . . . . .	831	831
Interest on other long-term debt . . . . . . . . . . . . . . .	8,564	8,436
	______	______
Total interest on long-term debt . . . . . . . . . . . . .	9,395	9,267
	______	______
Total interest expense . . . . . . . . . . . . . . . . . .	32,481	44,848
	______	_______
Net Interest Income
	38,042	34,232
Provision for credit losses. . . . . . . . . . . . . . . . . .	2,917	2,407
	______	_______
Net interest income after provision for credit losses. . .
	35,125	31,825

Other Income

Securities gains . . . . . . . . . . . . . . . . . . . . . . .	39	205
Trust income . . . . . . . . . . . . . . . . . . . . . . . . .	1,213	1,294
Service charges on deposit accounts. . . . . . . . . . . . . .	2,693	2,581
Insurance commissions. . . . . . . . . . . . . . . . . . . . .	856	655
Income from bank owned life insurance. . . . . . . . . . . . .	1,069	949
Other income . . . . . . . . . . . . . . . . . . . . . . . . .	2,519	3,583
	______	______
Total other income . . . . . . . . . . . . . . . . . . . .	8,389	9,267

Other Expenses

Salaries and employee benefits . . . . . . . . . . . . . . . .	14,643	13,669
Net occupancy expense . . . . . . . . . . . . . . . . . . . .	1,686	1,777
Furniture and equipment expense. . . . . . . . . . . . . . . .	2,398	2,126
Data processing expense. . . . . . . . . . . . . . . . . . . .	442	767
Pennsylvania shares tax expense. . . . . . . . . . . . . . . .	995	941
Goodwill amortization. . . . . . . . . . . . . . . . . . . . .	-0-	230
Intangible amortization. . . . . . . . . . . . . . . . . . . .	120	123
Litigation settlement. . . . . . . . . . . . . . . . . . . . .	8,000	-0-
Other operating expenses . . . . . . . . . . . . . . . . . . .	7,159	5,823
	_______	_______
Total other expenses . . . . . . . . . . . . . . . . . . .	35,443	25,456
	_______	_______
Income before income taxes . . . . . . . . . . . . . . . .
	8,071	15,636
Applicable income taxes . . . . . . . . . . . . . . . . . . . .	433	3,613
	_______	________
Net income. . . . . . . . . . . . . . . . . . . . . . . .
	$ 7,638	$12,023
	=======	========

Average Shares Outstanding . . . . . . . . . . . . . . . . . . .	58,142,359	57,721,959
Average Shares Outstanding Assuming Dilution . . . . . . . . . .	58,484,806	57,802,012
Per Share Data:
Basic earnings per share. . . . . . . . . . . . . . . . . . . .	$ 0.13	$ 0.21
Diluted earnings per share. . . . . . . . . . . . . . . . . . .	$ 0.13	$ 0.21
Cash dividends per share. . . . . . . . . . . . . . . . . . . .	$0.150	$0.145

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock ______	Additional Paid-In Capital _________	Retained Earnings ________	Accumulated Other Comprehensive Income _____________	Treasury Stock ________	Unearned ESOP Shares ______	Total Shareholders' Equity _____________

Balance at  December 31, 2000. . .

	$62,525	$67,223	$272,169	$(7,808)	$(54,666)	$(5,287)	$334,156
Comprehensive income
Net income. . . . . . . .	-0-	-0-	12,023	-0-	-0-	-0-	12,023
Other comprehensive income,net of tax: Unrealized holding gains on securities arising during the period. . . . .	-0-	-0-	-0-	11,189	-0-	-0-	11,189
Less: reclassification adjustment for gains on securities included in net income. . . . .	-0- _______	-0- _______	-0- ________	(109) _______	-0- ________	-0- ________	(109) _________
Total other comprehensive income. . . . . . . . .	-0- _______	-0- _______	-0- ________	11,080 _______	-0- ________	-0- ________	11,080 _________
Total comprehensive income.	-0-	-0-	12,023	11,080	-0-	-0-	23,103

Cash dividends declared. .	-0-	-0-	(8,443)	-0-	-0-	-0-	(8,443)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	357	357

Discount on dividend reinvestment plan purchases. .	-0-	(153)	-0-	-0-	-0-	-0-	(153)

Treasury stock reissued. .	-0-	(91)	-0-	-0-	337	-0-	246
	_______	_______	________	______	________	________	________

Balance at March 31, 2001.

	$62,525 =======	$66,979 =======	$275,749 ========	$3,272 ======	$(54,329) =========	$(4,930) ========	$349,266 ========

Balance at December 31,  2001 . .

	$62,525	$66,176	$288,219	$8,703	$(51,431)	$(4,126)	$370,066
Comprehensive income
Net income. . . . . . . .	-0-	-0-	7,638	-0-	-0-	-0-	7,638
Other comprehensive income, net of tax: Unrealized holding losses on securities arising during the period. . .	-0-	-0-	-0-	(2,787)	-0-	-0-	(2,787)
Less: reclassification adjustment for gains on securities included in net income. . . . .	-0- _______	-0- _______	-0- ________	(26) _______	-0- ________	-0- ________	(26) _________
Total other comprehensive income. . . . . . . . .	-0- _______	-0- _______	-0- ________	(2,813) ______	-0- ________	-0- ________	(2,813) _______
Total comprehensive income.	-0-	-0-	7,638	(2,813)	-0-	-0-	4,825

Cash dividends declared. .	-0-	-0-	(8,795)	-0-	-0-	-0-	(8,795)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	268	268

Discount on dividend reinvestment plan purchases. .	-0-	(157)	-0-	-0-	-0-	-0-	(157)

Treasury stock reissued. .	-0-	(352)	-0-	-0-	2,393	-0-	2,041

Balance at March 31, 2002.

	$62,525 =======	$65,667 =======	$287,062 ========	$5,890 ======	$(49,038) =========	$(3,858) ========	$368,248 ========

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the 3 Months Ended March 31,
	________________
	2002	2001
	_____	_____

Operating Activities

Net income. . . . . . . . . . . . . . . . . . . . . . . . . .	$7,638	$12,023
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses. . . . . . . . . . . . . . . . .	2,917	2,407
Depreciation and amortization. . . . . . . . . . . . . . . .	1,836	1,824
Net losses (gains) on sales of assets. . . . . . . . . . . .	179	(1,182)
Income from increase in cash surrender value of bank owned life insurance.	(1,068)	(949)
Decrease in interest receivable. . . . . . . . . . . . . . .	838	1,040
Decrease in interest payable . . . . . . . . . . . . . . . .	(1,245)	(14,818)
Increase in income taxes payable . . . . . . . . . . . . . .	476	3,577
Change in deferred taxes . . . . . . . . . . . . . . . . . .	(49)	22
Other-net. . . . . . . . . . . . . . . . . . . . . . . . . .	3,912	(4,399)
	______	_______
Net cash provided (used) by operating activities. . . . . .	15,434	(455)

Investing Activities

Transactions with securities held to maturity:
Proceeds from sales. . . . . . . . . . . . . . . . . . . . . .	-0-	-0-
Proceeds from maturities and redemptions . . . . . . . . . . .	28,937	73,608
Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . .	(15,241)	-0-
Transactions with securities available for sale:
Proceeds from sales. . . . . . . . . . . . . . . . . . . . . .	3,200	25,520
Proceeds from maturities and redemptions . . . . . . . . . . .	114,941	97,663
Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . .	(90,617)	(264,767)
Proceeds from sales of loans and other assets . . . . . . . . .	5,037	24,791
Acquisition of affiliate, net of cash received. . . . . . . . .	8	-0-
Investment in bank owned life insurance . . . . . . . . . . . .	(5,000)	(15,000)
Net decrease (increase) in time deposits with banks . . . . . .	2,971	(1,032)
Net increase in loans . . . . . . . . . . . . . . . . . . . . .	(29,039)	(38,350)
Purchases of premises and equipment . . . . . . . . . . . . . .	(1,776)	(1,584)
	________	_______
Net cash provided (used) by investing activities. . . . . . .	13,421	(99,151)

Financing Activities

Repayments of other long-term debt. . . . . . . . . . . . . . .	(306)	(130)
Proceeds from issuance of other long-term debt. . . . . . . . .	18,200	2,000
Proceeds from issuance of company obligated mandatorily redeemable capital securities of subsidiary trust . . . . . .	-0-	-0-
Discount on dividend reinvestment plan purchased. . . . . . . .	(157)	(153)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .	(8,768)	(8,440)
Net decrease in Federal funds purchased . . . . . . . . . . . .	(65,579)	(6,150)
Net increase (decrease) in other short-term borrowings. . . . .	(20,171)	20,893
Sale of branch and deposits, net of cash received . . . . . . .	-0-	(9,591)
Net increase in deposits. . . . . . . . . . . . . . . . . . . .	11,403	97,333
Proceeds from sale of treasury stock. . . . . . . . . . . . . .	1,229	246
	________	_______
Net cash provided (used) by financing activities. . . . . . .	(64,149)	96,008
	________	_______
Net increase (decrease) in cash and cash equivalents. . . . .	(35,294)	(3,598)

Cash and cash equivalents at January 1. . . . . . . . . . . . .	98,130	101,848
	________	_______
Cash and cash equivalents at March 31. . . . . . . . . . . . .	$62,836	$98,250
	========	=======

The accompanying notes are integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1     Management Representation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2002 and the results of operations for the three month periods ended March 31, 2002 and 2001, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2002 and 2001.  The results of the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year.  The interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements of First Commonwealth Financial Corporation and Subsidiaries, including the notes thereto.

NOTE 2     Cash Flow Disclosures (dollar amounts in thousands)

	2002	2001

Cash paid during the first three months of the year for:

Interest	$33,726	$44,847
Income Taxes	$ -0-	$ -0-

Noncash investing and financing activities:

ESOP loan reductions	$ 268	$ 357
Loans transferred to other real estate owned and repossessed assets	$ 2,109	$ 1,020
Gross increase (decrease) in market value adjustment to securities available for sale	$(4,327)	$17,046
Treasury stock reissued for acquisition	$ 812	$ -0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 3     Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

	March 31, 2002 _______________			March 31, 2001 _______________
	Pre-tax Amount _______	Tax (Expense) Benefit _________	Net of Tax Amount _______	Pre-tax Amount ________	Tax (Expense) Benefit _________	Net of Tax Amount _______

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period . . . . . . . . . . . .	($4,287)	$1,500	($2,787)	$17,214	($6,025)	$11,189
Less: reclassification adjustment for gains realized in net income. . . . . . . . . .	(40)	14	(26)	(168)	59	(109)
	_______	______	_______	_______	_______	_______
Net unrealized gains (losses) . . . . . . .	(4,327)	1,514	(2,813)	17,046	(5,966)	11,080
	_______	______	_______	_______	_______	_______
Other comprehensive income. . . . . . . . . .	($4,327)	$1,514	($2,813)	$17,046	($5,966)	$11,080
	=======	======	========	========	=======	========

NOTE 4     Business Combination

Effective March 1, 2002, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), each a Pennsylvania corporation headquartered in Allison Park, Pennsylvania.  As a registered investment adviser, Strategic Capital Concepts provides financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  Strategic Financial Advisors offers investment and insurance products as well as employee benefit services.  Each of the outstanding shares of Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. were exchanged for shares of the Corporation's common stock.  In addition, the shareholders of SCC and SFA are entitled to receive additional shares of the Corporation's common stock for each of the years 2002 through 2005 based on a formula defined in the merger agreement which takes into consideration the financial performance of SCC and SFA after the merger date.  The merger was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of SCC and SFA have been recorded at their fair values at the acquisition date.  Goodwill in the amount of $1.6 million was recorded as a result of the transaction.  As prescribed under the purchase method of accounting, the results of operations of SCC and SFA from the date of acquisition are included in the Corporation's financial statements for the first quarter of 2002.

NOTE 5     Subsequent Event

On May 9, 2002, the Corporation reached final settlement with the plaintiffs in a lender liability action filed in 1994 against one of its subsidiary banks relating to lending activities occurring prior to the Corporation's acquisition of that subsidiary.  The decision to settle followed an adverse pre-trial judgment by the trial judge on procedural grounds.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 5     Subsequent Event (continued)

Under the settlement agreement, the Corporation will pay the plaintiffs $8.0 million in cash.  Management believes that liability insurance will cover a portion of the settlement, but the precise amount of insurance coverage has not yet been determined.  In addition, the uninsured portion of the settlement will be tax-deductible.  The settlement resulted in a one-time charge of $8.0 million ($5.2 million, net of tax effect) or $0.09 per share, after tax to the company's first quarter earnings, but the settlement will not affect the company's ongoing operating results.  The $8.0 million dollar litigation settlement is reflected as a separate line item in the Corporation's Consolidated Statements of Income for the first quarter of 2002 and a corresponding accrued liability is included in "Other Liabilities" on the Corporation's Consolidated Balance Sheet at March 31, 2002.

NOTE 6     New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued statement No. 141, "Business Combinations" ("FAS No. 141") which supersedes APB Opinion No. 16 "Business Combinations" but carries forward the guidance in Opinion No. 16 related to the application of the purchase method of accounting.  FAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.  FAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.  Intangible assets are recognized as assets apart from goodwill if the asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired entity and sold or exchanged.  In addition to the disclosure requirements in Opinion No. 16, FAS No. 141 requires disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.  After initial recognition, goodwill and other intangible assets acquired in a business combination are accounted for following the provisions of FASB statement No. 142, "Goodwill and Other Intangible Assets."  Implementation of FAS No. 141 did not have a material impact on the Corporation's financial condition or results of operations.

In July 2001, the FASB issued statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which supersedes APB Opinion No. 17, "Intangible Assets" and is effective for fiscal years beginning after December 15, 2001.  FAS No. 142 addresses how intangible assets acquired other than by business combination should be accounted for in financial statements upon their acquisition.  This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.  Additional provisions of FAS No. 142 include the reclassification of certain existing recognized intangibles to goodwill and reclassification of certain intangibles out of previously reported goodwill upon adoption.  FAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives, including goodwill recorded in past business combinations, no longer be amortized, but instead

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 6     New Accounting Pronouncements (continued)

be tested for impairment at least annually and written down and charged to results of operations only in the periods in which the recorded value is more than the estimated fair value.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives.  This statement also requires the Corporation to complete a transitional goodwill impairment test by June 30, 2002, including the identification of reporting units for the purpose of assessing potential future impairments of goodwill.  After identifying its reporting units, the Corporation must determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units and then determine the carrying value of each reporting unit.  If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any.  Any transitional impairment loss resulting from the adoption of FAS No. 142 will be recognized as the effect of a change in accounting principle in the Corporation's income statement.

FAS No. 142 requires disclosure of information about goodwill and other intangible assets in years subsequent to their acquisition which was not previously required, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets, and for assets subject to amortization, the estimated amortization expense for the next five years.  As of January 1, 2002, the Corporation had goodwill, net of accumulated amortization, of approximately $5.8 million, which would be subject to the transitional assessment provisions of FAS No. 142.  In addition, management has reclassified an intangible asset previously recorded by an insurance subsidiary when acquiring the expiring list of policy holders from their joint-venture partner to goodwill.  The customer list intangible was recorded by the Corporation's insurance subsidiary in August 2000 and has been amortized to a carrying amount of $718 thousand.  Goodwill amortization expense was $230 thousand during the first quarter of 2001, including amortization related to the insurance agency intangible.  Goodwill represented basic and diluted earnings per share of $0.004 for the first three months of 2001.  The elimination of goodwill amortization is expected to reduce other operating expenses by $922 thousand for 2002.  Although the Corporation has not yet completed its transitional goodwill impairment testing, management's preliminary determination is that no impairment loss will be recognized.

In June 2001, the FASB, issued statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143") which is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 6     New Accounting Pronouncements (continued)

The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life.  Implementation of FAS No. 143 is not expected to have a material impact on the Corporation's financial condition or results of operations.

Effective January 1, 2002, the Corporation adopted FASB statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144") which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable.  If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use and disposition of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and the market value of the asset.  This statement also requires measurement of long-lived assets classified as held for sale at the lower of their carrying amount or fair value less cost to sell and to cease depreciation or amortization on these assets.  Implementation of FAS No. 144 did not have a material impact on the Corporation's financial condition or results of operations.

In April 2002, the FASB issued statement No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145").  FAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  This statement also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  Implementation of FAS No. 145 is not expected to have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 2002 as Compared to the First Three Months of 2001

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

Net income for the first three months of 2002 was $7.6 million reflecting a decrease of $4.4 million compared to 2001 results of $12.0 million.  Diluted earnings per share were $0.13 for the first quarter of 2002 compared to $0.21 for the first quarter of 2001.  The decrease in net income for the 2002 period was primarily the result of the one-time charge for the litigation settlement previously described in Note 5 to the Consolidated Financial Statements.  This settlement resulted from a lender liability action filed in 1994 against one of the Corporation's subsidiary banks relating to a loan made prior to the company's acquisition of that subsidiary.  Net income excluding gains on asset sales and the litigation settlement was $12.8 million for the three months of 2002, representing an increase of 14% compared to $11.2 million for 2001.  Gains on the sale of assets includes securities gains of $39 thousand and $205 thousand in 2002 and 2001, respectively, as well as a $989 thousand gain on the sale of a branch and a block of mortgages in 2001.  Diluted earnings per share for core earnings (earnings excluding securities transactions, gains on asset sales and the litigation settlement) were $0.22 for the three months of 2002 compared to diluted earnings per share of $0.20 for the three months of 2001.  Return on average assets was 0.68% and return on average equity was 8.09% during the 2002 period, compared to 1.11% and 14.14%, respectively during the same period of 2001.  Return on average assets and return on average equity based on core earnings were 1.14% and 13.57%, respectively for the first quarter of 2002 compared to 1.03% and 13.22%, respectively for the first quarter of 2001.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2002 as Compared to the First Three Months of 2001
(continued)

	For the Quarter Ended March 31,
	2002	2001
	____	____
Reconciliation of Core Earnings
________________________________

Net income as reported	$ 7,638	$12,023
Non-core items (net of tax):
Gains on sale of assets	25	783
Litigation settlement	5,200	-0-
	_______	_______
Core net income	$12,813	$11,240
	=======	=======
Core basic earnings per share	$0.22	$0.19
Core diluted earnings per share	$0.22	$0.19
Core return on average assets	1.14%	1.03%
Core return on average equity	13.57%	13.22%

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income was $38.0 million for the three months of 2002 compared to $34.2 million for the same period of 2001.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.82% for the three months of 2002 compared to 3.55% for the three months of 2001.  The increase in net interest margin for the 2002 period compared to 2001 resulted primarily from deposit rate decreases that were greater than loan yield decreases compared to the 2001 period.  The cost of deposits decreased by 139 basis points (1.39%) for the first three months of 2002 compared to the first three months of 2001, while loan yields decreased by 129 basis points (1.29%) over the same time period.  The Corporation continues to manage interest rate risk and to expand its fee-based services to offset persistent pressure on net interest income.

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2002 as Compared to the First Three Months of 2001
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
(dollar amounts in thousands)

	2002 Change from 2001
	Total Change ______	Change Due to Volume __________	Change Due to Rate __________

Interest-earning assets:
Time deposits with banks	($ 9)	$ 9	($ 18)
Securities	(1,374)	1,130	(2,504)
Federal funds sold	(279)	(268)	(11)
Loans	(6,895)	1,380	(8,275)
	______	______	_______
Total interest income	(8,557)	2,251	(10,808)
Interest-bearing liabilities:	_______	______	_______
Deposits	(10,736)	558	(11,294)
Short-term borrowings	(1,759)	1,513	(3,272)
Long-term debt	128	179	(51)
	_______	_______	_______
Total interest expense	(12,367)	2,250	(14,617)
	_______	_______	_______
Net interest income	$ 3,810	$ 1	$ 3,809
	=======	=======	=======

Interest and fees on loans decreased $6.9 million for 2002 over 2001 levels and included decreases in interest income due to rate of $8.3 million which were partially offset by increases in interest income due to volume of $1.4 million.  The total yield on loans for the first three months of 2002 was 7.31%, compared to loan yields of 8.61% for the first three months of 2001.  Average loans for the three months of 2002 increased $65.7 million compared to averages for the three months of 2001 as increases in commercial loans and municipal loans were partially offset by decreases in average consumer loans.

Interest income on investments decreased $1.4 million for the three months of 2002 compared to the corresponding period of 2001 as decreases in interest income due to rate were only partially offset by increases in interest income due to volume.  Total yield on investments was 6.14% for the first quarter of 2002 compared to 6.70% for the first quarter of 2001.  Decreases in interest income due to rate for U.S. government agency securities were $1.5 million as yields on U.S. government agency securities decreased 54 basis points (0.54%) for the 2002 period compared to 2001.  Average investments for the three months of 2002 included an increase of $68.2 million for corporate bonds compared to 2001 averages.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2002 as Compared to the First Three Months of 2001
(continued)

Interest on deposits decreased $10.7 million for the 2002 period compared to 2001, as interest on total savings deposits decreased by $2.9 million and interest on time deposits decreased by $7.8 million for the three months of 2002 compared to 2001.  Interest expense on deposits for the first quarter of 2002 reflected decreases due to rate of $11.3 million as the cost of total savings deposits decreased 127 basis points (1.27%) and the cost of time deposits decreased 144 basis points (1.44%) compared to costs for the first quarter of 2001.  Average deposits for the first three months of 2002 included decreases in average time deposits of $147.3 million which were partially offset by increases in average total savings deposits of $88.1 million over 2001 averages.

Interest expense on short-term borrowings decreased $1.8 million for the three months of 2002 compared to the three months of 2001 as decreases in interest expense due to rate of $3.3 million were partially offset by increases in interest expense due to volume of $1.5 million compared to 2001 levels.  The cost of short-term borrowings for the 2002 period decreased by 348 basis pints (3.48%) compared to 2001 costs of 5.35%.  The average balance of short-term borrowings for the first quarter of 2002 increased by $114.0 million over averages for the first quarter of 2001.

Interest expense on long-term debt increased $128 thousand for the three months of 2002 compared to the corresponding period of 2001 as a result of volume increases.  Average long-term debt for the three months of 2002 increased by $12.7 million compared to 2001 averages as maturities were extended for short term borrowings from the Federal Home Loan Bank, to take advantage of lower interest rates.

The provision for credit losses was $2.9 million for the three months of 2002 compared to $2.4 million for the three months of 2001.  Net charge-offs against the allowance for credit losses were $3.0 million in the 2002 period, reflecting an increase of $1.3 million compared to 2001 levels.
The 2002 period included increases in net charge-offs for commercial loans not secured by real estate of $1.1 million and increases in net charge-offs for consumer real estate loans of $130 thousand compared to 2001 net charge-offs.  Net charge-offs as a percent of average loans outstanding were 0.12% for the first quarter of 2002 compared to 0.07% for the first quarter of 2001.  The provision for credit losses as a percent of net charge-offs was 97.36% at March 31, 2002 compared to 144.22% at March 31, 2001.  See the "Credit Review" section for an analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2002 as Compared to the First Three Months of 2001
(continued)

Below is an analysis of the consolidated allowance for credit losses for the three month periods ended March 31, 2002 and 2001.

	2002 ____	2001 ____
	(amounts in thousands)

Balance January 1,	$34,157	$33,601
Loans charged off:
Commercial, financial and agricultural	1,231	217
Real estate-construction	1	-0-
Real estate-commercial	171	238
Real estate-residential	434	322
Loans to individuals	1,199	1,057
Lease financing receivables	144	115
	_______	______
Total loans charged off	$ 3,180	$1,949

Recoveries of previously charged off loans:
Commercial, financial and agricultural	34	66
Real estate-construction	-0-	-0-
Real estate-commercial	-0-	-0-
Real estate-residential	3	21
Loans to individuals	147	188
Lease financing receivables	-0-	5
	______	_______
Total recoveries	184	280
	_______	_______
Net charge offs	2,996	1,669
	_______	_______
Provision charged to operations	2,917	2,407
	_______	_______
Balance March 31,	$34,078	$34,339
	=======	=======

Net securities gains were $39 thousand during the first three months of 2002 compared to $205 thousand for the first three months of 2001.  Securities gains during the three months of 2002 resulted primarily from the sale of fixed rate corporate bonds classified as securities "available for sale" with a book value of $3.0 million.  The securities gains during 2001 resulted primarily from sales and calls of fixed rate U.S. government agency securities classified as securities "available for sale" with a book value of $39.9 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2002 as Compared to the First Three Months of 2001
(continued)

Trust income for the first quarter of 2002 decreased $81 thousand compared to the first quarter of 2001 and included decreases in income from employee benefit accounts and personal trusts as market values declined.  Service charges on deposits for the first three months of 2002 increased $112 thousand compared to the first three months of 2001.  Insurance commissions increased $201 thousand for the first quarter of 2002 compared to the first quarter of 2001, primarily as a result of increased annuity sales.  Income from bank owned life insurance was $1.1 million for the first three months of 2002 compared to $949 thousand for the first three months of 2001.  The 2002 period included an additional investment in bank owned life insurance of $5.0 million compared to 2001 levels.

Other income for the first three months of 2002 was $2.5 million representing a decrease of $1.1 million compared to $3.6 million reported for the first three months of 2001.  The decrease in other income for the first quarter of 2002 compared to the first quarter of 2001 was due in part to gains on sale of assets included in the 2001 period.  The Corporation sold one of its branches during the first quarter of 2001 which resulted in a gain of $777 thousand.  The 2001 period also included a gain of $212 thousand from the sale of $12.9 million of 30 year residential mortgage loans with significant prepayment exposure during falling interest rates.  Other income for 2002 included decreases in ATM fees compared to the corresponding period of 2001.  Fee based revenue, such as insurance commissions, mutual fund sales fees and investment management fees are expected to be positively impacted in future periods as the Corporation's newly acquired subsidiaries, Strategic Capital Concepts and Strategic Financial Advisors are incorporated into the integrated advisory sales model utilized to integrate products between the Corporation's bank, insurance and trust subsidiaries.  Certified financial planners from the new subsidiaries will also be included on the employee team used to deliver products and services to commercial customers through our "Total Solutions Financial Management" approach.

Noninterest expense was $35.4 million for the three months of 2002 reflecting an increase of $10.0 million over the 2001 level of $25.4 million, primarily as a result of the previously described litigation settlement of $8.0 million included in the 2002 period.  Employee costs were $14.6 million for the first three months of 2002, representing 1.31% of average assets on an annualized basis compared to $13.7 million or 1.26% of average assets on an annualized basis for 2001.  Salary costs for the first quarter of 2002 increased $514 thousand or 4.8% compared to 2001 levels of $10.7 million.  Employee benefit costs for the first three months of 2002 reflected increases of $461 thousand over the first three months of 2001 and included increases in health insurance costs and increases in expenses of the Corporation's employee stock ownership plan and 401(k) plan compared to the first three months of 2001.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2002 as Compared to the First Three Months of 2001
(continued)

As a result of the merger of the Corporation's banking subsidiaries, Southwest Bank and First Commonwealth Bank, which is expected to occur later this year, banking operations will be consolidated under First Commonwealth Bank.  This change will provide banking clients with greater flexibility, efficiency and seamless service throughout our market-area.  As a result of this merger, there will be a consolidation of support functions with some staff positions being eliminated.  The personnel within the branches and relationship managers in the corporate services will continue to serve in the same manner.  This move will affect 50 employees at Southwest Bank.  Employees were notified on April 25 and will continue to work in their current positions for at least 60 more days.  During this time, they will also have the opportunity to seek other positions within the Corporation.  Those employees who do leave after this period will receive liberal separation packages based on years of service.  A one-time charge for the cost of the separation package is expected in 2002.  In subsequent years a cost savings will be recognized.  While the financial impact is not immediately determinable, it is expected to be positive and will be quantified during the next 90 days.

Furniture and equipment expenses of $2.4 million for the first three months of 2002 reflected increases of $272 thousand over 2001 levels and included increases in computer software depreciation and software maintenance of $231 thousand and $181 thousand, respectively, primarily related to the upgrade of the core banking software.  Increases in computer software depreciation and maintenance costs for the 2002 period compared to 2001 were partially offset by decreases in outside data processing costs over the same time period.  Outside data processing expense decreased $325 thousand for the first quarter of 2002 compared to the first quarter of 2001 and was positively impacted by the conversion of Southwest Bank from outsourced processing to that provided by a subsidiary of the Corporation.
Accounting changes from the adoption of FAS No. 142 resulted in a decrease of $230 thousand of goodwill amortization for the first three months of 2002 compared to the first three months of 2001.  Under the new pronouncement goodwill amortization was discontinued effective January 1, 2002.

Other operating expenses for the 2002 period were $7.1 million reflecting an increase of $1.3 million over the 2001 amount of $5.8 million.  The first three months of 2002 included increases in legal fees, loss on sale of assets, and telephone expenses of $106 thousand, $343 thousand and $120 thousand, respectively compared to 2001 levels.  Other professional fees for the first quarter of 2002 reflected increases of $372 thousand over the first quarter of 2001 and included consulting fees related to implementation of the Corporation's "Balanced Scorecard" performance measurement system, enhancements to product and customer profitability systems and corporate restructuring.  Promotion expense for the first three months of 2002 reflected an increase of $453 thousand compared to the first three months of 2001, due in part to expenses incurred in the successful marketing campaign for free checking products introduced during 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2002 as Compared to the First Three Months of 2001
(continued)

These products are expected to have a favorable impact on deposit costs and service charge revenue in future periods as well as providing potential add on sales of other financial products and services.

Income tax expense was $433 thousand for the first three months of 2002 compared to $3.6 million for the first three months of 2001.  The Corporation's effective tax rate was 5.4% for the 2002 period compared to 23.1% for the corresponding period of 2001.  Income tax expense for the 2002 period included the $2.8 million tax benefit resulting from the previously described litigation settlement.  The Corporation's effective tax rate for the 2002 period, excluding this one time charge was 20.1%.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  In the ordinary course of business, funds are generated from deposits (primary source) and the maturity or repayment of earning assets, such as securities and loans.  As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank.  Additionally, the banking subsidiaries are members of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements.  The sale of earning assets may also provide an additional source of liquidity.

The Corporation monitors liquidity through regular computations of prescribed liquidity ratios.  The Corporation actively manages liquidity within a defined range and has developed liquidity contingency plans, including ensuring availability of alternate funding sources to maintain liquidity under a variety of business conditions.  In addition to the previously described funding sources, the Corporation also has the ability to access the capital markets.

Net loans increased $20.1 million in the first three months of 2002 as increases in commercial loans, municipal loans and loans to individuals were partially offset by decreases in residential real estate loans.  Total deposits increased $11.4 million for the first three months of 2002 as increases in time deposits of $42.7 million and total savings deposits of $8.0 million were partially offset by decreases in demand deposits of $39.3 million compared to year-end 2001.  Time deposits for the first three months of 2002 were primarily in rising rate certificates of deposits offered for a limited time during 2002.  The Corporation's commitment to competitive product offerings combined with greater flexibility and enhanced delivery systems resulting from the replacement of the deposit software during 2001 should continue to have a favorable impact on the deposit base.

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity. These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of March 31, 2002, securities available for sale had an amortized cost of $1,428.2 million and an approximate fair value of $1,437.3 million.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Interest Sensitivity

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 2002 and December 31, 2001.

	March 31, 2002 ______________
	0-90 Days _____	91-180 Days ______	181-365 Days ________	Cumulative 0-365 Days ___________

Loans	$886,824	$160,749	$289,173	$1,336,746
Investments	136,679	114,686	145,643	397,008
Other interest-earning assets	3,429	-0-	-0-	3,429
	_________	________	________	_________
Total interest-sensitive assets	1,026,932	275,435	434,816	1,737,183
	_________	________	________	_________
Certificates of deposit	388,420	273,563	392,366	1,054,349
Other deposits	1,098,118	-0-	-0-	1,098,118
Borrowings	341,800	-0-	750	342,550
	_________	________	________	_________
Total interest-sensitive liabilities	1,828,338	273,563	393,116	2,495,017
	_________	________	________	_________
Gap.	($801,406)	$ 1,872	$ 41,700	($757,834)
	==========	========	========	==========
ISA/ISL	0.56	1.01	1.11	0.70
Gap/Total Assets	17.68%	0.04%	0.92%	16.72%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

	December 31, 2001 __________________
	0-90 Days _____	91-180 Days ______	181-365 Days ________	Cumulative 0-365 Days ___________

Loans	$ 839,279	$155,276	$276,760	$1,271,315
Investments	154,327	90,890	180,001	425,218
Other interest-earning assets	4,250	-0-	-0-	4,250
	_________	________	________	_________
Total interest-sensitive assets	997,856	246,166	456,761	1,700,783
	_________	________	________	_________
Certificates of deposit	329,825	284,518	407,188	1,021,531
Other deposits	1,090,160	-0-	-0-	1,090,160
Borrowings	430,189	350	750	431,289
	_________	________	________	_________
Total interest-sensitive Liabilities	1,850,174	284,868	407,938	2,542,980
	_________	________	________	_________
Gap	($852,318)	$ (38,702)	$ 48,823	($842,197)
	==========	========	========	==========
ISA/ISL	0.54	0.86	1.12	0.67
Gap/Total Assets	18.60%	0.84%	1.07%	18.37%

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time.  Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling.  The income simulation model used by the Corporation captures all assets, liabilities and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates.  These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions.  The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates.  The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase.  The repricing strategies for loans would be inversely related.

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario.  The Corporation's

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

current asset/liability management policy indicated that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level.  The analysis at March 31, 2002 indicated that a 300 basis point (3.00%) movement in interest rates in either direction over the next twelve months would not have a significant impact on the Corporation's anticipated net interest income over that time frame and the Corporation's position would remain well within current policy guidelines.

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

CREDIT REVIEW

The following table identifies amounts of loan losses and nonperforming loans.  Past due loans are those which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.  Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of deteriorating financial position of the borrower and are in compliance with the restructured terms.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

	At March 31, _____________
	2002 ____	2001 _____
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$ 24,589	$ 9,447
Past due loans	15,594	21,751
Renegotiated loans	827	2,250
	__________	__________
Total Nonperforming Loans	$ 41,010	$ 33,448
	==========	==========
Other real estate owned	$ 2,106	$ 1,475

Loans outstanding at end of period	$2,587,925	$2,502,629

Average loans outstanding (year-to-date)	$2,568,911	$2,503,187

Nonperforming loans as percent of total loans	1.58%	1.34%

Provision for credit losses	$ 2,917	$ 2,407

Net charge-offs	$ 2,996	$ 1,669

Net charge-offs as percent of average loans outstanding	0.12%	0.07%

Provision for credit losses as percent of net charge-offs	97.36%	144.22%

Allowance for credit losses as percent of average loans outstanding	1.33%	1.37%

Allowance for credit losses as percent of end-of-period loans outstanding	1.32%	1.37%

Allowance for credit losses as percent of nonperforming loans	83.10%	102.66%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at March 31, 2002 and March 31, 2001.

	2002 ____	2001 _____
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$25,416	$11,697

Year to date average balance of impaired loans	$24,532	$12,171

Allowance for credit losses related to impaired loans	$ 4,480	$ 2,373

Impaired loans with an allocation of the allowance for credit losses	$13,816	$ 3,730

Impaired loans with no allocation of the allowance for credit losses	$11,600	$ 7,967

Year to date income recorded on impaired loans on a cash basis	$ 134	$ 194

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of March 31, 2002, there were no significant concentrations of credit.

Nonperforming loans at March 31, 2002 increased $7.6 million compared to March 31, 2001 levels as increases in nonaccrual loans were only partially offset by decreases in past due loans and renegotiated loans.  The increase in nonaccrual loans compared to 2001 levels resulted primarily because of the inclusion of two loans during the third quarter of 2001.  One is a $6.5 million credit that is not past due and carries an 80% guaranty of a U.S. governmental agency but is experiencing cash flow difficulties and has therefore been placed in nonaccrual status.  A resolution of this credit is expected in the third quarter of 2002.  The second credit, which was $5.9 million at year-end 2001, continues to be resolved through liquidation of collateral and other remedies.  The balance outstanding at March 31, 2002 related to this credit is $4.6 million.  The Corporation anticipates final resolution of this credit during 2002 without additional losses in excess of amounts currently reserved.  Nonperforming loans at March 31, 2002 reflected a decrease of $502 thousand compared to December 31, 2001 levels.  Nonperforming loans as a percent of total loans was 1.58% at March 31, 2002 compared to 1.62% at December 31, 2001, and 1.34% at March 31, 2001, while the allowance for credit losses as a percent of nonperforming loans was 83.10%, 82.28% and 102.66%, respectively for the same periods.  Past due loans as of March 31, 2002 reflected decreases in all loan categories compared to March 31, 2001 levels.

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  Committees formed during 2001 for the purpose of reviewing watchlist credits for workout progress or deterioration and monitoring loan loss adequacy and the status of significant nonperforming credits continue to provide additional internal monitoring and analysis in addition to that provided by the credit committees of the banks and parent company.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements.  The Corporation also requires an additional level of approval for credit relationships between $500 thousand and $1.0 million.  This procedure requires approval of those credits by a committee consisting of senior lenders of the Corporation.  Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.  The Corporation feels that the allowance for credit losses is adequate at this time.  The uncertain economic conditions present a risk to the industry, but management feels that its risk management process is thorough and serves as an early warning system so that an appropriate response will be promptly implemented.

CAPITAL RESOURCES

Equity capital decreased $1.8 million in the first three months of 2002.  Dividends declared reduced equity by $8.8 million during the 2002 period.  Dividends declared exceeded earnings for the first quarter of 2002, primarily as a result of the one-time litigation settlement included in earnings for the first quarter.  The Corporation's capital base remains strong and the one-time charge will not impact the Corporation's ability to fund future growth and expansion.  Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to Unearned ESOP shares, increased equity by $268 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $157 thousand.  The market value adjustment to securities available for sale decreased equity by $2.8 million.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $1.2 million during 2002.  Equity capital during 2002 also reflected an increase of $812 thousand from the reissuance of treasury shares to fund first quarter acquisitions.

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

The table below presents the Corporation's capital position at March 31, 2002:

	Amount (in thousands)	Percent of Adjusted Assets

Tier I Capital	$389,010	12.9%
Risk-Based Requirement	120,459	4.0

Total Capital	423,088	14.1
Risk-Based Requirement	240,918	8.0

Minimum Leverage Capital	389,010	8.6
Minimum Leverage Requirement	135,957	3.0

At March 31, 2002, the Corporation's banking subsidiaries are considered well capitalized as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in Item 2 of this report under the caption "Interest Sensitivity" is incorporated by reference in response to this item.

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
          See NOTE 5 to the consolidated financial statements for
          additional information related to the litigation settlement included in results of operations for the first quarter of 2002.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED:  MAY 14, 2002       /S/Joseph E. O'Dell

                           ____________________________________
                           Joseph E. O'Dell, President and
                           Chief Executive Officer

DATED:  May 14, 2002       /S/John J. Dolan

                           _____________________________________
                           John J. Dolan, Executive Vice
                           President and Chief Financial Officer