Form 10-Q
period 2002-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2002-08-14
CIK 712537

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes X    No        .

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of August 12, 2002 was 58,835,161.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

          Included in Part I of this report:                         PAGE

          First Commonwealth Financial Corporation and
                Subsidiaries Consolidated Balance Sheets . . .     3
                Consolidated Statements of Income. . . . . . .     4
                Consolidated Statements of Changes in
                     Shareholders' Equity. . . . . . . . . . .     5
                Consolidated Statements of Cash Flows. . . . .     6

                Notes to Consolidated Financial Statements . .     7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . .     11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK . . . . . . . . . . . . . . . . . . . .     31

                           PART II - OTHER INFORMATION

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2002	December 31, 2001

ASSETS

Cash and due from banks on demand . . . . . . . . . . . . . .	$ 83,759	$ 98,130
Interest-bearing deposits with banks. . . . . . . . . . . . .	744	4,250
Securities available for sale, at market. . . . . . . . . . .	1,469,400	1,469,118

Securities held to maturity, at cost, (Market value $272,068 in 2002 and $298,643 in 2001) . . . . . . . . . . . . . . . . . . .	264,566	293,290

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,613,962	2,569,231
Unearned income . . . . . . . . . . . . . . . . . . . . . .	(997)	(1,297)
Allowance for credit losses . . . . . . . . . . . . . . . .	(34,302)	(34,157)
	__________	___________
Net loans . . . . . . . . . . . . . . . . . . . . . . . .	2,578,663	2,533,777

Property and equipment. . . . . . . . . . . . . . . . . . . .	46,071	46,418
Other real estate owned . . . . . . . . . . . . . . . . . . .	1,468	1,619
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .	8,134	6,539
Amortizing intangibles. . . . . . . . . . . . . . . . . . . .	44	232
Other assets .. . . . . . . . . . . . . . . . . . . . . . . .	132,123	130,157
	__________	_________
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .	$4,584,972	$4,583,530
	==========	==========

LIABILITIES

Deposits (all domestic):
Noninterest bearing . . . . . . . . . . . . . . . . . . . .	$ 394,071	$ 412,695
Interest bearing. . . . . . . . . . . . . . . . . . . . . .	2,789,563	2,680,455
	__________	__________
Total deposits. . . . . . . . . . . . . . . . . . . . . .	3,183,634	3,093,150

Short-term borrowings . . . . . . . . . . . . . . . . . . . .	305,647	427,736
Other liabilities . . . . . . . . . . . . . . . . . . . . . .	26,958	28,358

Company obligated mandatorily redeemable capital securities of subsidiary trust. . . . . . . . . . . . . . .	35,000	35,000
Other long-term debt. . . . . . . . . . . . . . . . . . . . .	646,215	629,220
	__________	__________
Total long-term debt. . . . . . . . . . . . . . . . . . .	681,215	664,220
	__________	__________
Total liabilities . . . . . . . . . . . . . . . . . . . .	4,197,454	4,213,464

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued . . . . . . . . .	-0-	-0-
Common stock, $1 par value per share, 100,000,000 shares authorized, 62,525,412 shares issued; 58,779,955 and 58,451,624 shares outstanding at June 30, 2002 and December 31, 2001 respectively. . . . . . . . . . . . . . .	62,525	62,525
Additional paid-in capital. . . . . . . . . . . . . . . . . .	65,253	66,176
Retained earnings . . . . . . . . . . . . . . . . . . . . . .	289,202	288,219
Accumulated other comprehensive income. . . . . . . . . . . .	21,414	8,703
Treasury stock (3,745,457 shares at June 30, 2002 and 4,073,788 at December 31, 2001, at cost). . . . . . . . . .	(47,286)	(51,431)
Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . .	(3,590)	(4,126)
	__________	__________
Total shareholders' equity. . . . . . . . . . . . . . . .	387,518	370,066
	__________	__________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . .	$4,584,972	$4,583,530
	==========	==========

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the 6 Months Ended June 30,

	__ 2002__	__ 2001__	__2002__	2001_

Interest Income

Interest and fees on loans . . . . . . . . .	$ 45,220	$ 50,755	$ 90,547	$ 102,977
Interest and dividends on investments:
Taxable interest . . . . . . . . . . . . .	21,791	23,443	44,029	46,774
Interest exempt from Federal income taxes.	2,417	2,374	4,809	4,745
Dividends. . . . . . . . . . . . . . . . .	441	575	993	1,429
Interest on Federal funds sold . . . . . . .	1	206	4	488
Interest on bank deposits. . . . . . . . . .	8	18	19	38
	_______	_______	________	________
Total interest income. . . . . . . . . .	69,878	77,371	140,401	156,451

Interest Expense

Interest on deposits . . . . . . . . . . . .	20,782	31,243	42,103	63,300
Interest on short-term borrowings. . . . . .	1,502	2,709	3,267	6,233

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust . . . . . . .	832	832	1,663	1,663
Interest on other long-term debt . . . . . .	8,829	8,629	17,393	17,065
	______	______	______	______
Total interest on long-term debt . . . .	9,661	9,461	19,056	18,728
	______	______	______	______
Total interest expense . . . . . . . . .	31,945	43,413	64,426	88,261
	______	______	______	______
Net Interest Income
	37,933	33,958	75,975	68,190
Provision for credit losses. . . . . . . . .	3,008	2,557	5,925	4,964

Net interest income after provision for credit losses . . . . . . . . . . . . . .	______ 34,925	______ 31,401	______ 70,050	______ 63,226

Other Income

Securities gains . . . . . . . . . . . . . .	576	1,790	615	1,995
Trust income . . . . . . . . . . . . . . . .	1,342	1,256	2,555	2,550
Service charges on deposit accounts. . . . .	2,746	2,707	5,439	5,288
Insurance commissions. . . . . . . . . . . .	951	633	1,807	1,288
Income from bank owned life insurance. . . .	1,173	1,111	2,242	2,060
Other income . . . . . . . . . . . . . . . .	3,149	2,876	5,668	6,459
	______	_______	_______	_______
Total other income . . . . . . . . . . .	9,937	10,373	18,326	19,640

Other Expenses

Salaries and employee benefits . . . . . . .	14,767	13,401	29,410	27,070
Net occupancy expense . . . . . . . . . . .	1,613	1,623	3,299	3,400
Furniture and equipment expense. . . . . . .	2,568	2,254	4,966	4,380
Data processing expense. . . . . . . . . . .	484	821	926	1,588
Pennsylvania shares tax expense. . . . . . .	996	970	1,991	1,911
Goodwill amortization. . . . . . . . . . . .	0	231	0	461
Intangible amortization. . . . . . . . . . .	68	123	188	246
Litigation settlement. . . . . . . . . . . .	0	0	8,000	0
Restructuring charges. . . . . . . . . . . .	3,116	0	3,116	0
Other operating expenses . . . . . . . . . .	8,003	6,580	15,162	12,403
	_______	_______	_______	_______
Total other expenses . . . . . . . . . .	31,615	26,003	67,058	51,459
	_______	_______	_______	_______
Income before income taxes . . . . . . .
	13,247	15,771	21,318	31,407
Applicable income taxes . . . . . . . . . . .	2,290	3,737	2,723	7,350
	________	________	________	________
Net income. . . . . . . . . . . . . . . .
	$ 10,957	$ 12,034	$ 18,595	$ 24,057
	=======	======	=======	========
Average Shares Outstanding . . . . . . . . . .	58,359,322	57,799,443	58,251,440	57,760,915
Average Shares Outstanding Assuming Dilution .	58,851,264	58,035,585	58,669,047	57,919,444
Per Share Data:
Basic earnings per share. . . . . . . . . . .	$ 0.190	$ 0.210	$ 0.320	$ 0.420
Diluted earnings per share. . . . . . . . . .	$ 0.190	$ 0.210	$ 0.320	$ 0.420
Cash dividends per share. . . . . . . . . . .	$ 0.150	$ 0.145	$ 0.300	$ 0.290

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock ______	Additional Paid-In Capital _________	Retained Earnings ________	Accumulated Other Comprehensive Income _____________	Treasury Stock ________	Unearned ESOP Shares ______	Total Shareholders' Equity _____________

Balance at December 31, 2000. . .

	$62,525	$67,223	$272,169	$(7,808)	$(54,666)	$(5,287)	$334,156
Comprehensive income
Net income. . . . . . . . . .	-0-	-0-	24,057	-0-	-0-	-0-	24,057
Other comprehensive income, net of tax: Unrealized holding gains on securities arising during the period. . . . . . . . .	-0-	-0-	-0-	10,765	-0-	-0-	10,765
Less: reclassification adjustment for gains on securities included in net income. . . . . . . . . . .	-0- _______	-0- _______	-0- ________	(1,268) _______	-0- ________	-0- ________	(1,268) _________
Total other comprehensive income. . . . . . . . . . . .	-0- _______	-0- _______	-0- ________	9,497 _______	-0- ________	-0- ________	9,497 _________
Total comprehensive income. . .	-0-	-0-	24,057	9,497	-0-	-0-	33,554

Cash dividends declared. . . . .	-0-	-0-	(16,897)	-0-	-0-	-0-	(16,897)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	625	625

Discount on dividend reinvestment plan purchases. .	-0-	(306)	-0-	-0-	-0-	-0-	(306)

Treasury stock reissued. . . . .	-0-	(371)	-0-	-0-	1,425	-0-	1,054
	_______	_______	________	______	_________	________	________

Balance at June 30, 2001. . .

	$62,525 =======	$66,546 =======	$279,329 ========	$1,689 ======	$(53,241) =========	$(4,662) ========	$352,186 ========

Balance at December 31, 2001 . .

	$62,525	$66,176	$288,219	$8,703	$(51,431)	$(4,126)	$370,066
Comprehensive income
Net income. . . . . . . . . .	-0-	-0-	18,595	-0-	-0-	-0-	18,595
Other comprehensive income, net of tax: Unrealized holding gains on securities arising during the period. . . .	-0-	-0-	-0-	13,108	-0-	-0-	13,108
Less: reclassification adjustment for gains on securities included in net income. . . . . . . . . . .	-0- _______	-0- _______	-0- ________	(397) ________	-0- ________	-0- ________	(397) _________
Total other comprehensive income. . . . . . . . . . . .	-0- _______	-0- _______	-0- ________	12,711 _______	-0- ________	-0- ________	12,711 _________
Total comprehensive income. . .	-0-	-0-	18,595	12,711	-0-	-0-	31,306

Cash dividends declared. . . . .	-0-	-0-	(17,612)	-0-	-0-	-0-	(17,612)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	536	536

Discount on dividend reinvestment plan purchases. .	-0-	(316)	0-	-0-	-0-	-0-	(316)

Treasury stock reissued. . . . .	-0-	(607)	-0-	-0-	4,145	-0-	3,538

	______	______	________	______	_________	________	________

Balance at June 30, 2002. . .

	$62,525 =======	$65,253 =======	$289,202 ========	$21,414 =======	$(47,286) =========	$(3,590) ========	$387,518 ========

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
     (Dollars in thousands)

	For the Six Months Ended June 30,

	2002	2001

Operating Activities

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 18,595	$ 24,057
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . .	5,925	4,964
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .	3,759	3,783
Net gains on sales of assets. . . . . . . . . . . . . . . . . . .	(663)	(2,942)
Income from increase in cash surrender value of bank owned life insurance.	(2,242)	(2,060)
Decrease in interest receivable. . . . . . . . . . . . . . . . . . . . . .	654	1,434
Decrease in interest payable . . . . . . . . . . . . . . . . . . . . . . .	(2,066)	(16,858)
Decrease in income taxes payable . . . . . . . . . . . . . . . . . . . . .	(1,869)	(184)
Change in deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . .	(663)	(148)
Other-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	728	(3,011)
	_______	_______
Net cash provided by operating activities. . . . . . . . . . . . .	22,158	9,035

Investing Activities

Transactions with securities held to maturity:
Proceeds from sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	-0-	-0-
Proceeds from maturities and redemptions . . . . . . . . . . . . . . . . . .	43,977	87,957
Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(15,241)	-0-
Transactions with securities available for sale:
Proceeds from sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10,237	71,431
Proceeds from maturities and redemptions . . . . . . . . . . . . . . . . . .	215,851	199,943
Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(206,211)	(444,379)
Proceeds from sales of loans and other assets . . . . . . . . . . . . . . . .	48,401	46,679
Acquisition of affiliate, net of cash received. . . . . . . . . . . . . . . .	(4)	-0-
Investment in bank owned life insurance . . . . . . . . . . . . . . . . . . .	(5,000)	(15,000)
Net decrease (increase) in time deposits with banks . . . . . . . . . . . . .	3,506	(72)
Net increase in loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(99,506)	(108,246)
Purchases of premises and equipment . . . . . . . . . . . . . . . . . . . . .	(3,300)	(3,245)
	_________	_________
Net cash used by investing activities. . . . . . . . . . . . . .	(7,290)	(164,932)

Financing Activities

Repayments of other long-term debt. . . . . . . . . . . . . . . . . . . . . .	(681)	(376)
Proceeds from issuance of other long-term debt. . . . . . . . . . . . . . . .	18,200	9,500
Discount on dividend reinvestment plan purchases. . . . . . . . . . . . . . .	(316)	(306)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(17,564)	(16,882)
Net decrease in Federal funds purchased . . . . . . . . . . . . . . . . . . .	(81,900)	(3,900)
Net increase (decrease) in other short-term borrowings. . . . . . . . . . . .	(40,188)	3,760
Sale of branch and deposits, net of cash received . . . . . . . . . . . . . .	-0-	(9,591)
Net increase in deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .	90,484	160,852
Proceeds from sale of treasury stock. . . . . . . . . . . . . . . . . . . . .	2,726	1,054
	_________	________
Net cash provided (used) by financing activities. . . . . . . . . . . . . .	(29,239)	144,111
	_________	________
Net decrease in cash and cash equivalents. . . . . . . . . . . .	(14,371)	(11,786)

Cash and cash equivalents at January 1. . . . . . . . . . . . . . . . . . . .	98,130	101,848
	_________	________
Cash and cash equivalents at June 30. . . . . . . . . . . . . . . . . . . .	$ 83,759	$ 90,062
	=========	========

The accompanying notes are integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE 1     Management Representation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Certain prior period amounts have been reclassified to conform with the current period presentation.  The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2002, and the results of operations for the three month and six month periods ended June 30, 2002 and 2001, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2002 and 2001.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with the Corporation's 2001 Annual Report on Form 10-K.

NOTE 2     Cash Flow Disclosures (dollar amounts in thousands)

	2002	2001

Cash paid during the first six months of the year for:

Interest	$ 66,491	$105,119
Income Taxes	$ 5,260	$ 7,650

Noncash investing and financing activities:

ESOP loan reductions	$ 536	$ 625
Loans transferred to other real estate owned and repossessed assets	$ 3,599	$ 2,777
Gross increase in market value adjustment to securities available for sale	$ 19,556	$ 14,611
Treasury stock reissued for acquisition	$ 812	$ -0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE 3     Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

	June 30, 2002			June 30, 2001

	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period . . . . . . . . . . . .	$20,166	$(7,058)	$13,108	$16,561	$(5,796)	$10,765
Less: reclassification adjustment for gains realized in net income. . . . . . . . . .	(610)	213	(397)	(1,950)	682	(1,268)
	_______	______	_______	_______	_______	_______
Net unrealized gains (losses) . . . . . . .	19,556	(6,845)	12,711	14,611	(5,114)	9,497
	_______	______	_______	_______	_______	_______
Other comprehensive income. . . . . . . . . .	$19,556	$(6,845)	$12,711	$14,611	$(5,114)	$ 9,497
	=======	======	========	========	=======	========

NOTE 4     Business Combination

Effective March 1, 2002, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), each a Pennsylvania corporation headquartered in Allison Park, Pennsylvania.  As a registered investment adviser, Strategic Capital Concepts provides financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  Strategic Financial Advisors offers investment and insurance products as well as employee benefit services.  Each of the outstanding shares of Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. were exchanged for shares of the Corporation's common stock.  In addition, the shareholders of SCC and SFA are entitled to receive additional shares of the Corporation's common stock for each of the years 2002 through 2005 based on a formula defined in the merger agreement which takes into consideration the financial performance of SCC and SFA after the merger date.  The merger was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of SCC and SFA have been recorded at their fair values at the acquisition date.  Goodwill in the amount of $1.6 million was recorded as a result of the transaction.  As prescribed under the purchase method of accounting, the results of operations of SCC and SFA from the date of acquisition are included in the Corporation's financial statements for 2002.  This acquisition should expand the Corporation's product offerings and positively impact fee based revenue, which is a continuing priority.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE 5     Goodwill and Other Intangible Assets

On January 1, 2002, the Corporation adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which addresses the accounting and reporting for acquired goodwill and other intangible assets which supersedes APB Opinion No. 17, "Intangible Assets". FAS No. 142 includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them.  As of January 1, 2002, the Corporation had goodwill, net of accumulated amortization, of approximately $5.8 million subject to the transitional testing provisions of FAS No. 142.  Also, management reclassified an intangible asset previously recorded by an insurance subsidiary when acquiring the expiring list of policy holders from their joint-venture partner to goodwill with a net carrying amount of $718 thousand.

As of January 1, 2002, the Corporation discontinued the amortization of goodwill which is expected to reduce other operating expense by $922 thousand in 2002.  Goodwill amortization expense was $231 thousand and $461 thousand for the second quarter and first six months of 2001 respectively.  Goodwill represented basic and diluted earnings per share of $0.004 and $0.008 for the three and six month periods ending June 30, 2001.  Upon implementation of the standard, the Corporation determined no impairment existed on its outstanding goodwill.

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

Effective January 1, 2002, the Corporation adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144") which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used indicate that the carrying amount of an asset may not be recoverable.  If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE 6     New Accounting Pronouncements (continued)

result from the use and disposition of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset a loss is recognized for the difference between the carrying value and the market value of the asset.  This statement also requires measurement of long-lived assets classified as held for sale at the lower of their carrying amount or fair value less cost to sell and to cease depreciation or amortization on these assets.  Implementation of FAS No. 144 did not have a material impact on the Corporation's financial condition or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145").  FAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  This statement also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  Implementation of FAS No. 145 is not expected to have a material impact on the Corporation's financial condition or results of operations.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS NO. 146").  FAS No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Had this statement been in effect, the $3.1 million of restructuring costs recognized by the Corporation in the second quarter of 2002 would have been recognized in the third quarter of 2002.  Upon adoption, FAS No. 146 is not expected to have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 2002 as Compared to the First Six Months of 2001

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

Net income for the first half of 2002 was $18.6 million which reflected a decrease of $5.5 million compared to 2001 results of $24.1 million.  Basic and diluted earnings per share were $0.32 for the first six months of 2002 compared to $0.42 for the first six months of 2001.  The 2002 period included $3.1 million ($2.0 million after-tax) of nonrecurring restructuring charges associated with the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.  These restructuring charges included $2.8 million related to separation pay for those employees whose positions will be eliminated or chose not to relocate as a result of the upcoming merger of the two subsidiary banks. The savings from this consolidation are expected to be approximately $2.0 million for both 2003 and 2004.  Additional separation costs could be recorded during the third quarter of 2002 as processes and staffing levels are re-evaluated during continued integration of banking operations.  Additional restructuring charges anticipated in the third quarter will also create future cost reductions as various boards and committees are consolidated and reduced in size in order to provide more effective and efficient corporate governance.  While the financial impact of these additional costs for 2002 are not immediately determinable the effect on future years is expected to be positive and will be quantified during the third quarter.  The second half of 2002 will also include additional charges related to the design and implementation of the new common brand and identity.  Net income for the first half of 2002 was negatively impacted by the $8.0 million litigation settlement ($5.2 million, net of tax effect) recorded in the first quarter.  This settlement related to a lender liability action filed in 1994 against one of the Corporation's subsidiary banks and followed an adverse pre-trial judgment by the trial judge on procedural grounds.  Management believes that liability insurance will cover a portion of the settlement, but the precise amount of insurance coverage has not yet been determined.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2002 as Compared to the First Six Months of 2001

Core net income (excluding securities transactions, gains on asset sales and nonrecurring charges) was $25.4 million for the six months of 2002, representing an increase of 15.0% compared to $22.1 million for 2001.  Gains on the sale of assets includes securities gains of $615 thousand and $2.0 million in 2002 and 2001, respectively, as well as a $989 thousand gain on the sale of a branch and a block of mortgages in 2001.  Diluted earnings per share for core earnings was $0.43 for the six months of 2002 compared to diluted earnings per share of $0.38 for the six months of 2001.  Return on average assets was 0.82% and return on average equity was 9.77% during the 2002 period, compared to 1.09% and 13.91%, respectively during the same period of 2001.  Return on average assets and return on average equity based on core earnings were 1.13% and 13.36%, respectively for the first half of 2002 compared to 1.00% and 12.79%, respectively for the first half of 2001.

	For the Six Months Ended June 30,
	2002	2001
Reconciliation of Core Earnings

Net income as reported	$18,595	$24,057
Non-core items (net of tax):
Gains on sale of securities
and other assets	(400)	(1,940)
Restructuring charges	2,025	-0-
Litigation settlement	5,200	-0-
	_______	_______
Core net income	$25,420	$22,117
	=======	=======
Core basic earnings per share	$0.44	$0.38
Core diluted earnings per share	$0.43	$0.38
Core return on average assets	1.13%	1.00%
Core return on average equity	13.36%	12.79%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2002 as Compared to the First Six Months of 2001 (continued)

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income was $76.0 million for the first six months of 2002 compared to $68.2 million for the same period of 2001.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.79% for the six months of 2002 compared to 3.49% for the six months of 2001.  The rise in net interest margin for the 2002 period compared to 2001 resulted primarily from deposit rate decreases that were greater than loan yield decreases compared to the 2001 period as interest rates fell to near historic lows.  The cost of deposits fell by 134 basis points (1.34%) for the first six months of 2002 compared to the first six months of 2001, while loan yields decreased by 118 basis points (1.18%) over the same time period.  The Corporation expects ongoing pressure on net interest income despite continual management of interest rate risk.  The Corporation has undertaken numerous initiatives to expand its fee-based services to minimize the shrinkage of the net interest margin.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
(dollar amounts in thousands)

	2002 Change from 2001
	Total Change	Change Due to Volume	Change Due to Rate

Interest-earning assets:
Time deposits with banks	$(19)	$ 10	$(29)
Securities	(3,117)	1,378	(4,495)
Federal funds sold	(484)	(470)	(14)
Loans	(12,430)	2,708	(15,138)
	_______	_______	________
Total interest income	(16,050)	3,626	(19,676)
	_______	_______	________
Interest-bearing liabilities:
Deposits	(21,197)	(700)	(20,497)
Short-term borrowings	(2,966)	2,249	(5,215)
Long-term debt	328	410	(82)
	_______	_______	________
Total interest expense	(23,835)	1,959	(25,794)
	_______	_______	________
Net interest income	$ 7,785	$ 1,667	$ 6,118
	=======	=======	========

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2002 as Compared to the First Six Months of 2001 (continued)

Interest and fees on loans declined $12.4 million for 2002 compared to 2001 levels.  The decrease in interest income included decreases in interest income due to rate of $15.1 million which were partially offset by increases in interest income due to volume of $2.7 million.  The total yield on loans for the first six months of 2002 was 7.23%, compared to loan yields of 8.41% for the first six months of 2001.  Average loans for the first half of 2002 rose $72.9 million compared to the first half of 2001 as increases in commercial loans and municipal loans were partially offset by decreases in average mortgage loans.  During 2002 the Corporation has continued to offer competitive fixed rate mortgages to customers wanting to lock in rates during the current low interest rate environment.  The Corporation has reduced interest rate risk related to new mortgage loan production through utilization of various lending programs whereby loans originated by subsidiary banks are immediately sold along with the right to service these loans.

Interest income on investments decreased $3.1 million for the six months of 2002 compared to the corresponding period of 2001 as decreases in interest income due to rate were only partially offset by increases in interest income due to volume.  Total yield on investments was 6.12% for the first half of 2002 compared to 6.63% for the first half of 2001.  Decreases in interest income due to rate for U.S. government agency securities were $2.8 million as yields on U.S. government agency securities decreased 50 basis points (0.50%) for the 2002 period compared to 2001.  Average investments for the six months of 2002 included an increase of $48.7 million for corporate bonds compared to 2001 generating an increase in interest income of $1.8 million.

Interest on deposits fell $21.2 million for the 2002 period compared to 2001, as interest on total savings deposits decreased by $5.5 million and interest on time deposits decreased by $15.7 million.  Interest expense on deposits for the first half of 2002 reflected decreases due to rate of $20.5 million as the cost of total savings deposits decreased 119 basis points (1.19%) and the cost of time deposits slipped 143 basis points (1.43%) compared to costs for the first half of 2001.  Average deposits for the first six months of 2002 included decreases in average time deposits of $145.5 million which were partially offset by increases in average total savings deposits of $89.9 million over 2001 averages.

Interest expense on short-term borrowings decreased $3.0 million for the six months of 2002 compared to the corresponding period of 2001 as decreases in interest expense due to rate of $5.2 million were partially offset by increases in interest expense due to volume of $2.2 million compared to 2001 levels.  The cost of short-term borrowings for the 2002 period decreased by 298 basis points (2.98%) compared to 2001 costs of 4.84%.  The average balance of short-term borrowings for the first half of 2002 increased by $93.6 million compared to 2001 averages.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2002 as Compared to the First Six Months of 2001 (continued)

Interest expense on long-term debt increased $328 thousand for the six  months of 2002 compared to the corresponding period of 2001 as a result of volume increases.  Average long-term debt for the six months of 2002 increased by $14.5 million compared to 2001 averages as maturities were extended for short term borrowings from the Federal Home Loan Bank, to take advantage of the lower interest rate environment.

The provision for credit losses was $5.9 million for the six months of 2002 compared to $5.0 million for the six months of 2001.  Net charge-offs against the allowance for credit losses were $5.8 million in the 2002 period, reflecting an increase of $1.1 million compared to 2001 levels.
The 2002 period included increases in net charge-offs for commercial loans not secured by real estate of $831 thousand compared to 2001 net charge-offs.  Net charge-offs as a percent of average loans outstanding were 0.22% for the first half of 2002 compared to 0.19% for the first half of 2001.  The provision for credit losses as a percent of net charge-offs was 102.51% at June 30, 2002 compared to 106.07% at June 30, 2001.  See the "Credit Review" section for an analysis of the credit quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2002 as Compared to the First Six Months of 2001 (continued)

Below is an analysis of the consolidated allowance for credit losses for the six month periods ended June 30, 2002 and 2001.

	2002	2001

	(amounts in thousands)

Balance January 1,	$34,157	$33,601
Loans charged off:
Commercial, financial and agricultural	2,972	860
Real estate-construction	3	-0-
Real estate-commercial	351	625
Real estate-residential	863	1,110
Loans to individuals	2,187	2,344
Lease financing receivables	236	306
	_______	______
Total loans charged off	$ 6,612	$ 5,245

Recoveries of previously charged off loans:
Commercial, financial and agricultural	505	101
Real estate-construction	-0-	-0-
Real estate-commercial	-0-	-0-
Real estate-residential	11	42
Loans to individuals	311	417
Lease financing receivables	5	5
	______	_______
Total recoveries	832	565
	_______	_______
Net charge offs	5,780	4,680
	_______	_______
Provision charged to operations	5,925	4,964
	_______	_______
Balance June 30,	$34,302	$33,885
	=======	=======

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2002 as Compared to the First Six Months of 2001 (continued)

Net securities gains were $615 thousand during the first half of 2002 compared to $2.0 million for the first half of 2001.  Securities gains during the 2002 period resulted primarily from the sale of Pennsylvania bank stocks, U.S. treasury securities and fixed rate corporate bonds classified as securities "available for sale" with book values of $1.1 million, $1.5 million, and $5.6 million, respectively.  The first half of 2001 included securities gains of $1.7 million generated from the sale of fixed rate corporate bonds with book values of $37.4 million.  Additional    securities gains during the first half of 2001 resulted from the sale of U.S. government agency securities classified as securities "available for sale" with a book value of $10.0 million.

Service charges on deposits for the first half of 2002 increased $151 thousand compared to the first half of 2001, primarily as a result of increases in bank club and account analysis fees.  Insurance commissions increased $519 thousand for the first half of 2002 compared to the first half of 2001 and included an increase of $274 thousand in annuity sales revenues.  Insurance commissions for the 2002 period also included increases in commercial lines and advanced life insurance income.  Insurance commissions for 2002 were also positively impacted by inclusion of Strategic Capital Concepts insurance production since March 1, 2002.

Other income for the first six months of 2002 fell to $5.7 million representing a decline of $791 thousand compared to $6.5 million reported for the first six months of 2001. This decrease was due in part to gains on sale of assets included in the 2001 period.  The Corporation sold one of its branches during the first quarter of 2001 which resulted in a gain of $777 thousand.  The 2001 period also included a gain of $212 thousand from the sale of $12.9 million of 30 year residential mortgage loans with significant prepayment exposure during the falling interest rate environment.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2002 as Compared to the First Six Months of 2001 (continued)

Noninterest expense was $67.1 million for the six months of 2002 reflecting a rise of $15.6 million over the 2001 level of $51.5 million.  The increase in noninterest expense for 2002 was primarily the result of nonrecurring charges for the previously described litigation settlement and corporate restructuring of $8.0 million and $3.1 million, respectively.   Employee costs were $29.4 million for the first half of 2002, representing 1.30% of average assets on an annualized basis compared to $27.1 million or 1.23% of average assets on an annualized basis for 2001.  Salary costs for the 2002 period increased $1.4 million or 6.6% compared to 2001 levels of $21.3 million.  Employee benefit costs for the first six months of 2002 reflected increases of $943 thousand over the first six months of 2001 and included increases in health insurance costs, expenses of the Corporation's employee stock ownership plan and 401(k) plan compared to the first six months of 2001.

As a result of the merger of the Corporation's banking subsidiaries, Southwest Bank and First Commonwealth Bank, which is expected to occur later this year, banking operations are in the process of being consolidated under First Commonwealth Bank.  This change will provide banking clients with greater flexibility, efficiency and seamless service throughout our market-area.  As a result of this merger, there will be a consolidation of support functions with some staff positions being eliminated.  The personnel within the branches and relationship managers in the corporate services will continue to serve in the same manner.  Employees whose positions were being eliminated were notified and continued to work in their positions for at least 60 days.  Notified employees had the opportunity to seek other positions within the Corporation or to receive a separation package based on years of service.  A one-time charge of $2.8 million for the cost of the separation package is included in restructuring charges reported on the income statement for the second quarter of 2002.  In subsequent years a cost savings related to employee costs will be recognized which is estimated to be approximately $2.0 million annually.  Restructuring charges during 2002 also include $324 thousand related to writing off obsolete signs and supplies due to the name change under one charter.

Occupancy expenses decreased for the 2002 period compared to 2001 primarily as a result of decreases in building repairs, building depreciation and utilities costs.  Furniture and equipment expenses of $5.0 million for the first six months of 2002 reflected increases of $586 thousand over 2001 levels and included increases in computer software depreciation and software maintenance of $783 thousand, primarily related to the upgrade of core banking software.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2002 as Compared to the First Six Months of 2001 (continued)

Outside data processing expense decreased $662 thousand for the first half of 2002 compared to the first half of 2001 and was positively impacted by the conversion of Southwest Bank from outsourced processing to that provided by a subsidiary of the Corporation.  Accounting changes from the adoption of FAS No. 142 resulted in a decrease of $461 thousand of goodwill amortization for the first half of 2002 compared to the first half of 2001.  Under the new pronouncement, goodwill amortization was discontinued effective January 1, 2002.

Other operating expenses for the 2002 period were $15.2 million reflecting a rise of $2.8 million over the 2001 amount of $12.4 million.  The first six months of 2002 included increases in loss on sale of assets, primarily loss on sale of vehicles previously leased, of $447 thousand compared to 2001 levels.  Other professional fees for the 2002 period reflected increases of $996 thousand over the first half of 2001 and included consulting fees related to implementation of the Corporation's "Balanced Scorecard" performance measurement system, enhancements to product and customer profitability systems and corporate restructuring.  Consultants are also being utilized to assist in the ongoing efforts to develop a world class sales culture and to generate new deposit dollars and relationships.  Corporate restructuring and movement towards a sales culture also impacted the decision to have employee benefit plans reviewed by outside specialists during 2002.  Promotions expense for the first six months of 2002 reflected an increase of $1.0 million compared to the first six months of 2001, due in part to expenses incurred in the successful marketing campaign for free checking products introduced during 2002. These products are expected to have a favorable impact on deposit growth, costs and service charge revenue in future periods as well as providing potential add on sales of other financial products and services.

Income tax expense was $2.7 million for the first six months of 2002 compared to $7.4 million for the first six months of 2001.  The Corporation's effective tax rate was 12.77% for the 2002 period compared to 23.4% for the corresponding period of 2001.  Income tax expense for the 2002 period included $2.8 million and $1.1 million tax benefit resulting from the previously described litigation settlement and restructuring charges, respectively.  The Corporation's effective tax rate for the 2002 period, excluding these one time charges was 20.4%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2002 as Compared to the Three Months Ended
June 30, 2001

Net income was $11.0 million for the second quarter of 2002 a decrease of $1.1 million compared to 2001 results of $12.0 million.  The 2002 period included a $3.1 million ($2.0 million after-tax) one-time restructuring charge related to employee separation pay and costs related to merging the Corporation's two subsidiary banks under one charter.  Core earnings (excluding securities transactions, nonrecurring gains on sale of assets and nonrecurring charges) increased $1.7 million or 15.99% in the 2002 period.  Basic and diluted earnings per share were $0.19 during the 2002 quarter compared to $0.21 for the same period of 2001.  Diluted core earnings per share was $0.21 for the second quarter of 2002 compared to $0.19 for the second quarter of 2001.  Return on average assets was 0.96% and return on average equity was 11.43% during the 2002 quarter, compared to 1.08% and 13.69%, respectively during the 2001 quarter.  Core return on average assets and core return on average equity were 1.11% and 13.15% for the second quarter of 2002.

	For the Quarter Ended June 30,
	2002	2001

Reconciliation of Core Earnings

Net income as reported	$10,957	$12,034
Non-core items (net of tax):
Gains on sale of securities and other assets	(374)	(1,164)
Restructuring charges	2,025	-0-
	________	________
Core net income	$12,608	$10,870
	========	========
Core basic earnings per share	$0.22	$0.19
Core diluted earnings per share	$0.21	$0.19
Core return on average assets	1.11%	0.97%
Core return on average equity	13.15%	12.37%

Net interest income for the second quarter of 2002 of $37.9 million represented an increase of $4.0 million compared to the second quarter of 2001.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2002 period was 3.77%, reflecting an increase of 33 basis points (0.33%) from 3.44% reported in 2001 as the cost of funds declined more than asset yields, when interest rates fell throughout 2001 and remained at low levels during the 2002 period.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2002 as Compared to the Three Months Ended
June 30, 2001 (continued)

Interest and fees on loans for the three months ended June 30, 2002 decreased $5.5 million compared to the three months ended June 30, 2001, primarily as a result of rate decreases, most notably for variable rate commercial loans.  The total yield on loans for the second quarter of 2002 was 7.15% representing a decrease of 107 basis points (1.07%) compared to yields for the second quarter of 2001.  Declines in interest and fees on loans due to rate for the second quarter of 2002 compared to the second quarter of 2001 were partially offset by increases in interest income due to volume for commercial loans.  Average loans for the second quarter of 2002 increased $80.0 million compared to averages for the second quarter of 2001 and included increases in commercial loans and direct installment loans which were partially offset by decreases in residential mortgage loans.

Interest income on investments for the three months ended June 30, 2002 was $24.6 million, reflecting a decrease of $1.7 million compared to the three months ended June 30, 2001.  Decreases in interest income due to rate for government agency securities were $1.2 million as yields on government agency securities declined 46 basis points (0.46%) compared to yields for 2001.  Total yield on investments was 6.09% for the second quarter of 2002 compared to 6.56% for the second quarter of 2001.  Changes in investment income due to rate totaled $2.0 million for the 2002 period as overall interest rates were lower than in the prior year.  Rate decreases during 2002 were slightly offset by volume increases, most notably, volume increases of $521 thousand for corporate bonds.  Average corporate bonds for the second quarter of 2002 increased $29.4 million compared to 2001 averages.

Interest on deposits for the second quarter of 2002 was $20.8 million reflecting a decrease of $10.5 million compared to the second quarter of 2001 as both rates and volumes declined for the 2002 period.  Interest expense on savings reflected decreases due to rate of $2.7 million for the 2002 period as savings costs fell from 2.31% in 2001 to 1.21% in 2002.  Interest on time deposits reflected decreases due to rate of $8.4 million and decreases due to volume of $2.1 million for the second quarter of 2002 compared to the second quarter of 2001.  Average time deposits were $1,626.4 million for 2002 compared to $1,770.2 million for the corresponding period of 2001.  The cost of time deposits was 4.28% for 2002 compared to 5.71% for 2001.

Interest on short-term borrowings for the second quarter of 2002 decreased $1.2 million compared to the second quarter of 2001 as rate decreases were partially offset by volume increases.  Short-term borrowing costs were 1.85% for the 2002 period compared to 4.32% for the 2001 period resulting in a decrease in interest expense due to rate of $2.0 million.  Average short-term borrowings increased $73.4 million for the second quarter of 2002 compared to the corresponding period of 2001 generating an increase in

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2002 as Compared to the Three Months Ended
June 30, 2001 (continued)

interest expense due to volume of $800 thousand.  Interest on long-term debt for the three months ended June 30, 2002 increased $200 thousand over the three months ended June 30, 2001.  Average long-term debt increased $16.2 million for the 2002 quarter compared to the 2001 quarter.

The provision for credit losses was $3.0 million for the three months ended June 30, 2002 compared to $2.6 million for the three months ended June 30, 2001.  Net charge-offs for the second quarter of 2002 were $2.8 million, compared to net charge-offs of $3.0 million for the second quarter of 2001.  Net charge-offs for the second quarter of 2002 included decreases in charge-offs of residential mortgage loans and commercial loans secured by real estate of $346 thousand and $207 thousand respectively, compared to 2001 levels.

Net securities gains were $576 thousand for the second quarter of 2002 compared to securities gains of $1.8 million for the second quarter of 2001.  The 2002 period included gains primarily from the sale of Pennsylvania bank stocks in the amount of $475 thousand.  Securities gains for the second quarter of 2001 resulted primarily from sales of fixed rate corporate bonds classified as securities "available for sale" with book values of $37.4 million.

Insurance commissions increased $318 thousand for the second quarter of 2002 compared to the corresponding period of 2001.  Although service charges on deposits increased by only $39 thousand during 2002 they are expected to be favorably impacted in future periods by the Corporation's "High Performance" checking products which were introduced during 2002.

Other income for the three months ended June 30, 2002 was $3.1 million, an increase of $273 thousand over $2.9 million reported for the three months ended June 30, 2001.  Income from gains on sale of other real estate owned, bank club income and check printing revenue increased $334 thousand, $104 thousand and $52 thousand compared to 2001 revenues.  Other income for the second quarter of 2002 reflected decreases in debit card interchange and mutual fund sales commissions of $176 thousand and $150 thousand respectively.

Total noninterest expense for the three months ended June 30, 2002 was $31.6 million reflecting an increase of $5.6 million over the $26.0 million that was reported for the corresponding period of 2001.  The increase for 2002 resulted primarily from the previously discussed restructuring charges of $3.1 million.  Additional restructuring costs are expected to be incurred during the third quarter of 2002.  Employee costs were $14.8 million during the second quarter of 2002 reflecting an increase of $1.4 million over 2001 levels.  Salaries increased by $884 thousand for the second quarter of 2002 and employee benefit costs increased $482 thousand.  Employee benefit cost increases resulted primarily from increases in health insurance costs of $261 thousand compared to 2001 levels.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2002 as Compared to the Three Months Ended
June 30, 2001 (continued)

Furniture and equipment expenses increased $314 thousand for the second quarter of 2002 primarily as a result of increases in software depreciation and software maintenance costs.  Outside data processing expenses decreased $337 thousand for the second quarter of 2002 as one of the Corporation's subsidiary banks converted to in-house data processing during the fourth quarter of 2001.  The three months ended June 30, 2002 reflected a decrease of $231 thousand related to implementation of FAS No. 141 during 2002 which changed the accounting treatment for goodwill from an amortizing intangible to a non-amortizing intangible.

Other operating expenses for the second quarter of 2002 increased $1.4 million and included increases for loss on asset sales, other professional fees and promotions expenses of $104 thousand, $625 thousand and $595 thousand respectively, compared to 2001 costs.  As previously discussed, these increases resulted from various restructuring and marketing initiatives including sales and product development including branding, as well as performance measurement system enhancements.  Directors fees are expected to be reduced in future periods as corporate governance is re-evaluated and board structures are modified for more effective and efficient management.  One-time charges and estimates of future cost savings of this initiative are expected to be identified later this year.  Postage expense decreased $138 thousand during the second quarter of 2002 as customer privacy mailings were incorporated in regular mailings in the 2002 period and additional cost control initiatives were also implemented.

Income taxes were $2.3 million for the 2002 period compared to $3.7 million for the corresponding period of 2001.  The Corporation's effective tax rate was 17.29% for the second quarter of 2002 compared to 23.7% for the second quarter of 2001.  The 2002 period included the tax benefit of $1.1 million related to the nonrecurring expenses for restructuring.  The Corporation's effective tax rate excluding nonrecurring expenses was 20.66% for the three months ended June 30, 2002.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  In the ordinary course of business, funds are generated from the banking subsidiaries core deposit base and the maturity or repayment of earning assets such as securities and loans.  As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank.  Additionally, the banking subsidiaries are members of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements.  The sale of earning assets may also provide an additional source of liquidity.

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

At June 30, 2002 total earning assets were $4,348 million, up $13.1 million from the $4,335 million recorded at December 31, 2001.  Net loans rose $44.9 million for the first six months of 2002 fueled by increases in the commercial, municipal and installment categories offset in part by decreases in mortgage loans.  Interest bearing liabilities settled at $3,776 million at June 30, 2002, up slightly from year-end 2001.  Total borrowings dropped by $105.1 million for the first six months of 2002 due primarily to the rise in deposits.  Deposits grew $90.5 million for the first six months of 2002 as increases in time deposits of $33.6 million and total savings of $75.5 million were partially offset by a decline in demand deposits of $18.6 million.  The Corporation has launched a program ("High Performance Checking") that is focused on growing deposits, primarily in the low cost categories, that is expected to have a favorable impact on deposit growth and mix.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity. These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of June 30, 2002, securities available for sale had an amortized cost of $1,436.4 million and an approximate fair value of $1,469.4 million.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (Continued)

The cumulative gap at the 365 day repricing period was negative in the amount of $604.3 million or 13.18% of earning assets as of June 30, 2002.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 2002 and December 31, 2001.

	June 30, 2002
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$ 949,713	$161,538	$269,673	$1,380,924
Investments	201,903	80,439	236,231	518,573
Other interest-earning assets	744	-0-	-0-	744
	__________	_________	_________	__________
Total interest-sensitive assets	1,152,360	241,977	505,904	1,900,241
	__________	_________	_________	__________
Certificates of deposit	344,654	230,196	356,282	931,132
Other deposits	1,165,687	-0-	-0-	1,165,687
Borrowings	305,214	101,125	1,341	407,680
	__________	_________	__________	__________
Total interest-sensitive liabilities	1,815,555	331,321	357,623	2,504,499
	__________	_________	_________	__________
Gap	$ (663,195)	$(89,344)	$ 148,281	$(604,258)
	===========	==========	==========	==========
ISA/ISL	0.63	0.73	1.41	0.76
Gap/Total Assets	14.46%	1.95%	3.23%	13.18%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

	December 31, 2001
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$ 839,279	$ 155,276	$ 276,760	$1,271,315
Investments	154,327	90,890	180,001	425,218
Other interest-earning assets	4,250	-0-	-0-	4,250
	_________	________	________	_________
Total interest-sensitive assets	997,856	246,166	456,761	1,700,783
	_________	________	________	_________
Certificates of deposit	329,825	284,518	407,188	1,021,531
Other deposits	1,090,160	-0-	-0-	1,090,160
Borrowings	430,189	350	750	431,289
	_________	________	________	_________
Total interest-sensitive Liabilities	1,850,174	284,868	407,938	2,542,980
	_________	________	________	_________
Gap	$ (852,318)	$ (38,702)	$ 48,823	$ (842,197)
	==========	========	========	==========
ISA/ISL	0.54	0.86	1.12	0.67
Gap/Total Assets	18.60%	0.84%	1.07%	18.37%

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time.  Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling.  The dynamic simulation model used by the Corporation captures all assets, liabilities and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates.  These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions.  The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates.  The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase.  The repricing strategies for loans would be inversely related.

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario.  The Corporation's

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level.  The analysis at June 30, 2002 indicated that a 300 basis point (3.00%) increase in interest rates would decrease net interest income 78 points (0.78%) below the base case scenario and a 300 basis point (3.00%) decline in interest rates would decrease net interest income by 573 basis points (5.73%) below the base case scenario, over the next twelve months, both well within policy limits.  Management believes the probability of a 300 basis point (3.00%) drop in interest rates is low.  Additional simulation decreasing interest rates 100 basis points (1.00%) would result in an increase in net interest income of 41 basis points (0.41%), also well within policy limits.

The Corporation's "Asset/Liability Management Committee" ("ALCO") is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position.  The primary objective of the ALCO process is to ensure that the Corporation's balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which maximize the Corporation's net interest income based on the assumption of those risks.  The ALCO attempts to mitigate interest rate risk through the use of strategies such as asset sales, asset and liability pricing and matched maturity funding.  The ALCO strategies are established by the Corporation's senior management and are approved by the Corporation's board of directors.  The ALCO continues to evaluate the use of derivative instruments to protect against the risk of adverse price or interest rate movements on the values of certain assets and liabilities, although none are being utilized currently.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW(continued)

	At June 30,
	2002	2001
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$ 25,705	$ 8,937
Past due loans	14,987	20,500
Renegotiated loans	828	2,237
	__________	__________
Total Nonperforming Loans	$ 41,520	$ 31,674
	==========	==========
Other real estate owned	$ 1,468	$ 1,786

Loans outstanding at end of period	$2,612,965	$2,547,540

Average loans outstanding (year-to-date)	$2,588,873	$2,515,991

Nonperforming loans as percent of total loans	1.59%	1.24%

Provision for credit losses	$ 5,925	$ 4,964

Net charge-offs	$ 5,780	$ 4,680

Net charge-offs as percent of average loans outstanding	0.22%	0.19%

Provision for credit losses as percent of net charge-offs	102.51%	106.07%

Allowance for credit losses as percent of average loans outstanding	1.32%	1.35%

Allowance for credit losses as percent of end-of-period loans outstanding	1.31%	1.33%

Allowance for credit losses as percent of nonperforming loans	82.62%	106.98%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at June 30, 2002 and June 30, 2001.

	2002	2001
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$26,533	$11,174

Year to date average balance of impaired loans	$25,078	$12,052

Allowance for credit losses related to impaired loans	$ 5,382	$ 1,669

Impaired loans with an allocation of the allowance for credit losses	$15,312	$ 3,661

Impaired loans with no allocation of the allowance for credit losses	$11,221	$ 7,513

Year to date income recorded on impaired loans on a cash basis	$ 188	$ 233

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of June 30, 2002, there were no significant concentrations of credit.

Nonperforming loans at June 30, 2002 increased $9.8 million compared to 2001 levels as increases in nonaccrual loans were only partially offset by decreases in past due loans and renegotiated loans.  Past due loans improved in comparison to both year-end 2001 and June 30, 2002. The jump in nonaccrual loans compared to year-ago levels resulted principally from the inclusion of two significant credits during the third quarter of 2001.  The largest credit ($6.5 million) is not past due and carries an 80% guaranty of a U.S. government agency but is experiencing cash flow difficulties and has been placed in nonaccrual status.  A resolution of this credit is expected during 2002.  The second credit, which was $5.9 million at year-end 2001, continues to be resolved through liquidation of collateral and exercising other remedies.  The balance outstanding at June 30, 2002,  related to this credit was $4.4 million.  The Corporation anticipates final resolution of this credit during 2002 without additional losses in excess of amounts currently reserved.  Nonperforming loans at June 30, 2002, were basically unchanged compared to December 31, 2001.  Nonperforming loans as a percent of total loans was 1.59% at June 30, 2002, compared to 1.62% at December 31, 2001, and 1.24% at June 30, 2001, while the allowance for credit losses as a percent of nonperforming loans was 82.62%, 82.28% and 106.98%, respectively for the same periods.

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

The Corporation maintains an allowance for credit losses at a level deemed sufficient to absorb losses which are inherent in the loan and lease portfolios.  Management and the Corporation's Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.

The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include a specific allowance for primary watch list classified loans, a formula allowance based on historical trends, an additional allowance for special circumstances and an unallocated allowance.  The Corporation believes that the allowance for credit losses is adequate at this time.  Uncertain economic conditions pose a risk to the banking industry but management believes that its risk management process serves as an early warning system so that appropriate responses will be implemented, as required.

CAPITAL RESOURCES

Shareholders' equity stood at $387.5 million at June 30, 2002, a $17.5 million or 4.7% rise compared to December 31, 2001.  Dividends declared reduced equity by $17.6 million and $16.9 million for the first six months of 2002 and 2001, respectively.  Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to ESOP shares, increased equity by $536 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $316 thousand.  The market value adjustment for available for sale securities net of security sales increased equity by $12.7 million for the period.  Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $2.7 million during 2002.  Equity capital was also impacted during 2002 by an increase of $812 thousand from the reissuance of treasury shares to fund an acquisition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES (continued)

A strong capital base provides the Corporation with a foundation to expand lending, to protect depositors and provide for growth while protecting against future uncertainties.  The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management ability.  In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets.

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

The table below presents the Corporation's capital position at June 30, 2002:

	Amount (in thousands)	Percent of Adjusted Assets

Tier I Capital	$392,885	12.9%
Risk-Based Requirement	121,941	4.0

Total Capital	427,187	14.0
Risk-Based Requirement	243,882	8.0

Minimum Leverage Capital	392,885	8.6
Minimum Leverage Requirement	136,573	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier 1, Total and Leverage Capital ratios must be at least 6.0%, 10.0% and 5.0%, respectively.  At June 30, 2002, the Corporation's banking subsidiaries exceeded those requirements.

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

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       On April 22, 2002, the Corporation held its regularly scheduled annual meeting of shareholders.  The following proposal was considered and acted upon:

                      Proposal 1

          The following directors were elected for terms to expire in 2005:

                                      Votes                 Votes
                                       For               Withheld

          Ray T. Charley           46,767,974             479,399
          Edward T. Cote           46,658,005             589,368
          Johnston A. Glass        46,773,276             474,097
          Dale P. Latimer          46,725,211             522,162
          Joseph E. O'Dell         46,766,170             481,203
          David R. Tomb Jr.        46,696,466             550,907

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits
                  Exhibits 99.1 and 99.2 Certification pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

          (b)     Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED:  AUGUST 13, 2002     /S/Joseph E. O'Dell
                           ____________________________________
                           Joseph E. O'Dell, President and
                           Chief Executive Officer

DATED:  AUGUST 13, 2002     /S/John J. Dolan
                           _____________________________________
                           John J. Dolan, Executive Vice
                           President and Chief Financial Officer