Form 10-Q
period 2002-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2002-11-08
CIK 712537

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes X    No        .

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of October 25, 2002 was 58,847,898.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Included in Part I of this report:                       PAGE

          First Commonwealth Financial Corporation and
               Subsidiaries Consolidated Balance Sheets . . .       3
               Consolidated Statements of Income. . . . . . .       4
               Consolidated Statements of Changes in
                    Shareholders' Equity. . . . . . . . . . .       5
               Consolidated Statements of Cash Flows. . . . .       6

               Notes to Consolidated Financial Statements . .       7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . .      11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK . . . . . . . . . . . . . . . . . . . .      31

ITEM 4.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . .      32

                         PART II - OTHER INFORMATION

Exhibits and Reports on Form 8K

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2002	December 31, 2001

ASSETS

Cash and due from banks on demand . . . . . . . . . . . . . .	$ 97,071	$ 98,130
Interest-bearing deposits with banks. . . . . . . . . . . . .	2,611	4,250
Federal funds sold . . . . . . . . . . . . . . . . . . . . .	-0-	-0-
Securities available for sale, at market. . . . . . . . . . .	1,467,113	1,469,118

Securities held to maturity, at cost, (Market value $252,980 in 2002 and $298,643 in 2001) . . . . . . . . . . . . . . . . . . .	243,849	293,290

Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,618,369	2,569,231
Unearned income . . . . . . . . . . . . . . . . . . . . . .	(904)	(1,297)
Allowance for credit losses . . . . . . . . . . . . . . . .	(34,794)	(34,157)
	__________	___________
Net loans . . . . . . . . . . . . . . . . . . . . . . . .	2,582,671	2,533,777

Property and equipment. . . . . . . . . . . . . . . . . . . .	45,940	46,418
Other real estate owned . . . . . . . . . . . . . . . . . . .	1,661	1,619
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . .	8,132	6,539
Amortizing intangibles. . . . . . . . . . . . . . . . . . . .	36	232
Other assets .. . . . . . . . . . . . . . . . . . . . . . . .	127,361	130,157
	__________	_________
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .	$4,576,445	$4,583,530
	==========	==========

LIABILITIES

Deposits (all domestic):
Noninterest bearing . . . . . . . . . . . . . . . . . . . .	$ 393,092	$ 412,695
Interest bearing. . . . . . . . . . . . . . . . . . . . . .	2,740,976	2,680,455
	__________	__________
Total deposits. . . . . . . . . . . . . . . . . . . . . .	3,134,068	3,093,150

Short-term borrowings . . . . . . . . . . . . . . . . . . . .	334,580	427,736
Other liabilities . . . . . . . . . . . . . . . . . . . . . .	28,160	28,358

Company obligated mandatorily redeemable capital securities of subsidiary trust. . . . . . . . . . . . . . .	35,000	35,000
Other long-term debt. . . . . . . . . . . . . . . . . . . . .	645,577	629,220
	__________	__________
Total long-term debt. . . . . . . . . . . . . . . . . . .	680,577	664,220
	__________	__________
Total liabilities . . . . . . . . . . . . . . . . . . . .	4,177,385	4,213,464

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued . . . . . . . . .	-0-	-0-
Common stock, $1 par value per share, 100,000,000 shares authorized, 62,525,412 shares issued; 58,847,898 and 58,451,624 shares outstanding at September 30, 2002 and December 31, 2001 respectively. . . . . . . . . . . . . . .	62,525	62,525
Additional paid-in capital. . . . . . . . . . . . . . . . . .	64,929	66,176
Retained earnings . . . . . . . . . . . . . . . . . . . . . .	292,560	288,219
Accumulated other comprehensive income. . . . . . . . . . . .	28,797	8,703
Treasury stock (3,677,514 shares at September 30, 2002 and 4,073,788 at December 31, 2001, at cost). . . . . . . . . .	(46,429)	(51,431)
Unearned ESOP shares. . . . . . . . . . . . . . . . . . . . .	(3,322)	(4,126)
	__________	__________
Total shareholders' equity. . . . . . . . . . . . . . . .	399,060	370,066
	__________	__________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . .	$4,576,445	$4,583,530
	==========	==========

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the 9 Months Ended September 30,

	__ 2002__	__ 2001__	__2002__	2001_

Interest Income

Interest and fees on loans . . . . . . . . . .	$ 44,943	$ 50,847	$135,490	$ 153,824
Interest and dividends on investments:
Taxable interest . . . . . . . . . . . . . .	21,005	23,639	65,034	70,413
Interest exempt from Federal income taxes. .	2,363	2,432	7,172	7,177
Dividends. . . . . . . . . . . . . . . . . .	464	615	1,457	2,044
Interest on Federal funds sold . . . . . . . .	2	3	6	491
Interest on bank deposits. . . . . . . . . . .	7	21	26	59
	_______	_______	________	________
Total interest income. . . . . . . . . . .	68,784	77,557	209,185	234,008

Interest Expense

Interest on deposits . . . . . . . . . . . . .	19,409	29,723	61,512	93,023
Interest on short-term borrowings. . . . . . .	1,305	2,742	4,572	8,975

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust . . . . . . . . . . . . . . . . . . .	832	832	2,494	2,494
Interest on other long-term debt . . . . . . .	8,911	8,703	26,305	25,769
	______	______	______	______
Total interest on long-term debt . . . . .	9,743	9,535	28,799	28,263
	______	______	______	______
Total interest expense . . . . . . . . . .	30,457	42,000	94,883	130,261
	______	______	______	______
Net Interest Income
	38,327	35,557	114,302	103,747
Provision for credit losses. . . . . . . . . .	3,103	3,542	9,028	8,506
	______	______	______	______
Net interest income after provision for    credit losses . . . . . . . . . . . . .
	35,224	32,015	105,274	95,241

Other Income

Securities gains . . . . . . . . . . . . . . .	26	1,330	641	3,325
Trust income . . . . . . . . . . . . . . . . .	1,227	1,265	3,782	3,815
Service charges on deposit accounts. . . . . .	3,010	2,804	8,449	8,092
Insurance commissions. . . . . . . . . . . . .	1,055	1,111	2,862	2,399
Income from bank owned life insurance. . . . .	1,186	1,096	3,428	3,156
Other income . . . . . . . . . . . . . . . . .	2,897	3,153	8,565	9,612
	______	_______	_______	_______
Total other income . . . . . . . . . . . .	9,401	10,759	27,727	30,399

Other Expenses

Salaries and employee benefits . . . . . . . .	14,505	13,588	43,915	40,658
Net occupancy expense . . . . . . . . . . . .	1,668	1,577	4,967	4,977
Furniture and equipment expense. . . . . . . .	2,391	2,168	7,357	6,548
Data processing expense. . . . . . . . . . . .	558	795	1,484	2,383
Pennsylvania shares tax expense. . . . . . . .	969	944	2,960	2,855
Goodwill amortization. . . . . . . . . . . . .	0	230	0	691
Intangible amortization. . . . . . . . . . . .	8	122	196	368
Litigation settlement. . . . . . . . . . . . .	0	0	8,000	0
Restructuring charges. . . . . . . . . . . . .	2,473	0	5,589	0
Other operating expenses . . . . . . . . . . .	6,919	6,609	22,081	19,012
	_______	_______	_______	_______
Total other expenses . . . . . . . . . . .	29,491	26,033	96,549	77,492
	_______	_______	_______	_______
Income before income taxes. . . . . . . . .
	15,134	16,741	36,452	48,148
Applicable income taxes . . . . . . . . . . .	2,947	4,023	5,670	11,373
	________	________	________	________
Net income . . . . . . . . . . . . . . . .
	$ 12,187	$ 12,718	$ 30,782	$ 36,775
	=======	=======	=======	=======

Average Shares Outstanding . . . . . . . . . . .	58,521,562	57,975,650	58,342,470	57,833,280
Average Shares Outstanding Assuming Dilution . .	58,862,215	58,342,525	58,734,144	58,062,021
Per Share Data:
Basic earnings per share. . . . . . . . . . .	$ 0.21	$ 0.22	$ 0.53	$ 0.64
Diluted earnings per share. . . . . . . . . .	$ 0.21	$ 0.22	$ 0.52	$ 0.63
Cash dividends per share. . . . . . . . . . .	$ 0.150	$ 0.145	$ 0.450	$ 0.435

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock ______	Additional Paid-In Capital _________	Retained Earnings ________	Accumulated Other Comprehensive Income _____________	Treasury Stock ________	Unearned ESOP Shares ______	Total Shareholders' Equity _____________

Balance at December 31, 2000. .

	$62,525	$67,223	$272,169	$(7,808)	$(54,666)	$(5,287)	$334,156
Comprehensive income
Net income. . . .	-0-	-0-	36,775	-0-	-0-	-0-	36,775
Other comprehensive income, net of tax: Unrealized holding gains on securities arising during the period . . .	-0-	-0-	-0-	34,287	-0-	-0-	34,287
Less: reclassification adjustment for gains on securities included in net income . . . .	-0- _______	-0- _______	-0- ________	(2,127) _______	-0- ________	-0- ________	(2,127) _________
Total other comprehensive income . . . . . .	-0- _______	-0- _______	-0- ________	32,160 _______	-0- ________	-0- ________	32,160 _________
Total comprehensive income. . . . . . .	-0-	-0-	36,775	32,160	-0-	-0-	68,935

Cash dividends declared . . . . . .	-0-	-0-	(25,372)	-0-	-0-	-0-	(25,372)

Decrease in unearned ESOP shares . . . .	-0-	-0-	-0-	-0-	-0-	893	893

Discount on dividend reinvestment plan purchases . . . . .	-0-	(460)	-0-	-0-	-0-	-0-	(460)

Treasury stock reissued. . . . . .	-0- ________	(725) _______	-0- ________	-0- ______	3,126 ________	-0- _______	2,401 ________

Balance at September 30, 2001.

	$62,525 =======	$66,038 =======	$283,572 ========	$24,352 =======	$(51,540) =========	$(4,394) ========	$380,553 ========

Balance at December 31, 2001 . .

	$62,525	$66,176	$288,219	$ 8,703	$(51,431)	$(4,126)	$370,066
Comprehensive income
Net income. . . . .	-0-	-0-	30,782	-0-	-0-	-0-	30,782
Other comprehensive income,net of tax: Unrealized holding gains on securities arising during the period . . .	-0-	-0-	-0-	20,490	-0-	-0-	20,490
Less: reclassification adjustment for gains on securities included in net income . . . . .	-0- _______	-0- _______	-0- ________	(396) ________	-0- ________	-0- ________	(396) _________
Total other comprehensive income. . . . . .	-0- _______	-0- _______	-0- ________	20,094 _______	-0- ________	-0- ________	20,094 _________
Total comprehensive income. . . . . .	-0-	-0-	30,782	20,094	-0-	-0-	50,876

Cash dividends declared . . . . . .	-0-	-0-	(26,441)	-0-	-0-	-0-	(26,441)

Decrease in unearned ESOP shares. . . . .	-0-	-0-	-0-	-0-	-0-	804	804

Discount on dividend reinvestment plan purchases . . . . .	-0-	(476)	-0-	-0-	-0-	-0-	(476)

Treasury stock reissued. . . . . .	-0-	(771)	-0-	-0-	5,002	-0-	4,231
	______	______	________	_______	_________	________	________

Balance at September 30,2002. .

	$62,525 =======	$64,929 =======	$292,560 ========	$28,797 =======	$(46,429) =========	$(3,322) ========	$399,060 ========

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
     (Dollars in thousands)

	For the Nine Months Ended September 30,

	2002	2001

Operating Activities

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 30,782	$ 36,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses. . . . . . . . . . . . . . . . .	9,028	8,506
Depreciation and amortization. . . . . . . . . . . . . . . .	5,364	5,625
Net gains on sales of assets . . . . . . . . . . . . . . . .	(680)	(4,456)
Income from increase in cash surrender value of bank owned life insurance. . . . . . . . . . . . . . . . . . . . . . .	(3,428)	(3,156)
Decrease in interest receivable. . . . . . . . . . . . . . .	2 322	999
Decrease in interest payable . . . . . . . . . . . . . . . .	(3,124)	(18,841)
Increase (decrease) in income taxes payable . . . . . . . .	(2,705)	945
Change in deferred taxes . . . . . . . . . . . . . . . . . .	(374)	(74)
Other-net. . . . . . . . . . . . . . . . . . . . . . . . . .	3,595	(3,083)
	______	_______
Net cash provided by operating activities . . . . . . . . .	40,782	23,240

Investing Activities

Transactions with securities held to maturity:
Proceeds from sales. . . . . . . . . . . . . . . . . . . . . .	-0-	-0-
Proceeds from maturities and redemptions . . . . . . . . . . .	64,723	109,057
Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . .	(15,241)	(18,629)
Transactions with securities available for sale:
Proceeds from sales. . . . . . . . . . . . . . . . . . . . . .	12,602	85,657
Proceeds from maturities and redemptions . . . . . . . . . . .	363,974	342,071
Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . .	(343,056)	(653,693)
Proceeds from sales of loans and other assets . . . . . . . . .	71,698	69,219
Acquisition of affiliate, net of cash received. . . . . . . . .	(4)	-0-
Investment in bank owned life insurance . . . . . . . . . . . .	(5,000)	(15,000)
Net decrease (increase) in time deposits with banks . . . . . .	1,639	(2,719)
Net increase in loans . . . . . . . . . . . . . . . . . . . . .	(129,917)	(181,388)
Purchases of premises and equipment . . . . . . . . . . . . . .	(4,717)	(5,379)
	________	________
Net cash provided (used) by investing activities. . . . . . .	16,701	(270,804)

Financing Activities

Repayments of other long-term debt. . . . . . . . . . . . . . .	(1,050)	(673)
Proceeds from issuance of other long-term debt. . . . . . . . .	18,200	9,500
Discount on dividend reinvestment plan purchases. . . . . . . .	(476)	(460)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .	(26,381)	(25,335)
Net increase (decrease) in Federal funds purchased . . . . . .	(30,525)	67,525
Net increase (decrease) in other short-term borrowings. . . . .	(62,630)	32,238
Sale of branch and deposits, net of cash received . . . . . . .	-0-	(9,591)
Net increase in deposits. . . . . . . . . . . . . . . . . . . .	40,918	153,947
Proceeds from sale of treasury stock. . . . . . . . . . . . . .	3,402	2,401
	________	_______
Net cash provided (used) by financing activities. . . . . . .	(58,542)	229,552
	________	_______
Net decrease in cash and cash equivalents . . . . . . . . . .	(1,059)	(18,012)

Cash and cash equivalents at January 1. . . . . . . . . . . . .	98,130	101,848
	________	_______
Cash and cash equivalents at September 30. . . . . . . . . . .	$ 97,071	$ 83,836
	========	=======

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 1     Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("the Corporation").  All significant intercompany transactions and balances have been eliminated.  Certain prior period amounts have been reclassified to conform with the current period presentation.  The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2002, and the results of operations for the three month and nine month periods ended September 30, 2002 and 2001, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2002 and 2001.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with the Corporation's 2001 Annual Report on Form 10-K.

NOTE 2     Cash Flow Disclosures (dollar amounts in thousands)

	2002	2001

Cash paid during the first nine months of the year for:

Interest	$ 98,007	$149,102
Income taxes	$ 9,010	$ 10,206

Noncash investing and financing activities:

ESOP loan reductions	$ 804	$ 893
Loans transferred to other real estate owned and repossessed assets	$ 4,568	$ 3,743
Gross increase in market value adjustment to securities available for sale	$ 30,913	$ 49,477
Treasury stock reissued for acquisition	$ 830	$ -0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 3     Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity: (dollar amounts in thousands)

	September 30, 2002			September 30, 2001

	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period . . . .	$31,523	$(11,033)	$20,490	$52,750	$(18,463)	$34,287
Less: reclassification adjustment for gains realized in net income.	(610)	214	(396)	(3,273)	1,146	(2,127)
	_______	______	_______	_______	_______	_______
Net unrealized gains (losses) .	30,913	(10,819)	20,094	49,477	(17,317)	32,160
	_______	______	_______	_______	_______	_______
Other comprehensive income. .	$30,913	$(10,819)	$20,094	$49,477	$(17,317)	$32,160
	=======	=======	========	========	=======	========

NOTE 4     Business Combination

Effective March 1, 2002, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), each a Pennsylvania corporation headquartered in Allison Park, Pennsylvania.  As a registered investment adviser, Strategic Capital Concepts provides financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  Strategic Financial Advisors offers investment and insurance products as well as employee benefit services.  Each of the outstanding shares of Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. were exchanged for shares of the Corporation's common stock.  In addition, the shareholders of SCC and SFA are entitled to receive additional shares of the Corporation's common stock for each of the years 2002 through 2005 based on a formula defined in the merger agreement which takes into consideration the financial performance of SCC and SFA after the merger date.  The merger was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of SCC and SFA have been recorded at their fair values at the acquisition date.  Goodwill in the amount of $1.6 million was recorded as a result of the transaction.  As prescribed under the purchase method of accounting, the results of operations of SCC and SFA from the date of acquisition are included in the Corporation's financial statements for 2002.  In October, 2002 SFA was merged into SCC and the name was changed to First Commonwealth Financial Advisors Inc.  This acquisition should expand the Corporation's product offerings and positively impact fee based revenue, which is a continuing priority.

NOTE 5     Goodwill and Other Intangible Assets

On January 1, 2002, the Corporation adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which addresses the accounting and reporting for acquired goodwill and other intangible assets which supersedes APB Opinion No. 17, "Intangible Assets". FAS No. 142 includes requirements to test goodwill and indefinite-lived intangible

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 5     Goodwill and Other Intangible Assets (continued)

assets for impairment rather than amortize them.  As of January 1, 2002, the Corporation had goodwill, net of accumulated amortization, of approximately $5.8 million subject to the transitional testing provisions of FAS No. 142.  Also, management reclassified an intangible asset previously recorded by an insurance subsidiary when acquiring the expiring list of policy holders from their joint-venture partner to goodwill with a net carrying amount of $718 thousand.

As of January 1, 2002, the Corporation discontinued the amortization of goodwill which is expected to reduce other operating expense by $922 thousand in 2002.  Goodwill amortization expense was $230 thousand and $691 thousand for the third quarter and first nine months of 2001 respectively.  Goodwill represented basic and diluted earnings per share of $0.004 and $0.012 for the three and nine month periods ending September 30, 2001.  Upon implementation of the standard, the Corporation determined no impairment existed on its outstanding goodwill.

NOTE 6     Restructuring Charges

The Corporation incurred restructuring charges during the first nine months of 2002 of $5.6 million which included $3.1 million recognized in the second quarter of 2002 and an additional $2.5 million recognized in the third quarter of 2002 as additional activities were identified for inclusion in restructuring.  The restructuring charges were comprised of $4.2 million related to employee separation costs, $1.1 million related to realignment of the various Boards of Directors and Board committees and $324 thousand resulting from the write off of obsolete signage and supplies.  These amounts are included as restructuring charges, as a component of Other Expenses on the Consolidated Statements of Income.  These restructuring charges resulted from the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.  (Further information on these activities is included in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of this document.)

Employee separation costs consists of the severance packages for 95 employees, 70 in the second quarter of 2002 and 25 in the third quarter of 2002, from various affiliates of the Corporation including all levels of staff from the executive management level to back office support staff.  The amounts of employee separation costs accrued and charged to expense were $2.8 million and $1.4 million in the second and third quarters of 2002, respectively, for a total of $4.2 million for the nine month period.  The write off of the signage and supplies occurred in the second quarter of 2002 and the charges related to the Board realignment occurred in the third quarter of 2002.

The actual termination benefits paid and charged against the total restructuring liability through September 30, 2002 were $317 thousand.  Net adjustments to the liability through September 30, 2002 were $36 thousand and the actual number of employees terminated were 84 as 11 employees took other positions with the Corporation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 7     New Accounting Pronouncements

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145").  FAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  This statement also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  FAS No.145 was effective for transactions occurring after May 15, 2002.  Implementation of FAS No. 145 did not have a material impact on the Corporation's financial condition or results of operations.

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB No. 9" ("FAS No. 147").  FAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both FASB Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 7     New Accounting Pronouncements (continued)

FASB Statements No. 141 and No. 142.  As a result, the requirement in FASB Statement 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable asset no longer applies to acquisitions within the scope of this statement.  In addition, this statement amends FASB Statement No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement 144 requires for other long-lived assets that are held and used.  The provisions of FAS No. 147 were effective October 1, 2002.  Implementation of FAS No. 147 did not have a material impact on the Corporation's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Nine Months of 2002 as Compared to the First Nine Months of 2001

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

Net income for the first nine months of 2002 was $30.8 million which decreased $6.0 million when compared to $36.8 million earned in the comparable period of 2001.  Basic and diluted earnings per share were $0.53 and $0.52 per share respectively for the first nine months of 2002 compared to $0.64 per share and $0.63 per share respectively for the same period of 2001.  The 2002 period included $5.6 million ($3.6 million after-tax) of nonrecurring restructuring charges related to the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.  These restructuring charges included $4.2

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2002 as Compared to the First Nine Months of 2001 (continued)

million related to separation compensation for those employees whose positions were eliminated or chose not to relocate as a result of the merger of the subsidiary banks which took place on October 15, 2002. Additional restructuring charges of $1.1 million stemmed from the consolidation of various boards and committees to provide more efficient and effective corporate governance.  Ongoing savings from these restructuring charges are anticipated to be $3.6 million per year.  The fourth quarter will also include additional charges related to the implementation of the new common brand and identity.  Net income for the first nine months of 2002 was also negatively impacted by the $8.0 million litigation settlement ($5.2 million, net of tax effect) recorded in the first quarter.  This settlement related to a lender liability action filed in 1994 against one of the Corporation's subsidiary banks and followed an adverse pre-trial judgment by the trial judge on procedural grounds.

Core net income (excluding securities transactions, gains on asset sales and nonrecurring charges) was $39.2 million for the nine months of 2002, representing an increase of 15.3% compared to $34.0 million for the nine months of 2001.  Gains on the sale of assets includes securities gains of $641 thousand and $3.3 million in 2002 and 2001, respectively, as well as a $989 thousand gain on the sale of a branch and a group of mortgages in 2001.  Diluted earnings per share for core earnings was $0.67 for the first nine months of 2002 compared to diluted earnings per share of $0.59 for the first nine months of 2001.  Return on average assets was 0.90% and return on average equity was 10.58% during the 2002 period, compared to 1.09% and 13.84%, respectively during the same period of 2001.  Return on average assets and return on average equity based on core earnings were 1.15% and 13.47%, respectively for the first nine months of 2002 compared to 1.01% and 12.79%, respectively for the year-to-date period of 2001.

	For the Nine Months Ended September 30,
	2002	2001
Reconciliation of Core Earnings

Net income as reported	$30,782	$36,775
Non-core items (net of tax):
Gains on sale of assets	(417)	(2,804)
Restructuring charges	3,633	-0-
Litigation settlement	5,200	-0-
	_______	_______
Core net income	$39,198	$33,971
	=======	=======
Core basic earnings per share	$0.67	$0.59
Core diluted earnings per share	$0.67	$0.59
Core return on average assets	1.15%	1.01%
Core return on average equity	13.47%	12.79%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2002 as Compared to the First Nine Months of 2001 (continued)

The fundamental source of First Commonwealth's earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets.  Net interest income was $114.3 million for the first nine months of 2002 compared to $103.7 million for the same period of 2001.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) improved to 3.79% for the nine months of 2002 compared to 3.49% for the same period of 2001 as the cost of funds declined more than asset yields and interest rates fell to near historic lows. The cost of deposits dipped 129 basis points (1.29%) for the nine-month period of 2002 while loan yields declined 111 basis points (1.11%) over the same period.  Continued pressure on net interest income is anticipated by the Corporation despite active management of interest rate risk.  Significant initiatives have been undertaken by the Corporation to expand its fee based services to minimize shrinkage of the net interest margin.

The following table shows the effect of changes in volumes and rates on interest income and interest expense.

Analysis of Changes in Net Interest Income
(dollar amounts in thousands)

	2002 Change from 2001
	Total Change	Change Due to Volume	Change Due to Rate

Interest-earning assets:
Time deposits with banks	$(33)	$ 7	$(40)
Securities	(5,971)	215	(6,186)
Federal funds sold	(485)	(468)	(17)
Loans	(18,334)	2,933	(21,267)
	_______	_______	________
Total interest income	(24,823)	2,687	(27,510)
	_______	_______	________
Interest-bearing liabilities:
Deposits	(31,511)	(1,697)	(29,814)
Short-term borrowings	(4,403)	1,780	(6,183)
Long-term debt	536	637	(101)
	_______	_______	________
Total interest expense	(35,378)	720	(36,098)
	_______	_______	_______
Net interest income	$10,555	$ 1,967	$ 8,588
	=======	=======	=======

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2002 as Compared to the First Nine Months of 2001 (continued)

Interest and fees on loans declined $18.3 million for 2002 compared to 2001 levels.  The decrease in interest income included decreases in interest income due to rate of $21.3 million which were partially offset by increases in interest income due to volume of $2.9 million.  The total yield on loans for the first nine months of 2002 was 7.17%, compared to loan yields of 8.28% for the first nine months of 2001.  Average loans for the first nine months of 2002 rose $58.9 million compared to the first nine months of 2001 as increases in commercial loans, municipal loans and indirect installment loans were partially offset by decreases in average mortgage loans.  During 2002 the Corporation continued to offer competitive fixed rate mortgages to customers wanting to lock in rates during the current low interest rate environment.  The Corporation has reduced interest rate risk related to new mortgage loan production through utilization of various lending programs whereby loans originated by subsidiary banks are immediately sold along with the right to service these loans.

Interest income on investments declined $6.0 million for the nine months of 2002 compared to the corresponding period of 2001 as decreases in interest income due to rate were only slightly offset by increases in interest income due to volume.  Total yield on investments was 6.06% for the first nine months of 2002 compared to 6.54% for the same period of 2001.  Declines in interest income due to rate for U.S. government agency securities were $3.9 million as yields on U.S. government agency securities decreased 48 basis points (0.48%) for the 2002 period compared to 2001.  Average investments for the nine months of 2002 included an increase of $38.7 million for corporate bonds compared to 2001 generating an increase in interest income of $2.0 million.

Interest on deposits decreased $31.5 million for the 2002 period compared to 2001, as interest on total savings deposits decreased by $8.5 million and interest on time deposits dropped by $23.0 million.  Interest expense on deposits for the first nine months of 2002 reflected decreases due to rate of $19.5 million as the cost of total savings deposits decreased 115 basis points (1.15%) and the cost of time deposits fell 142 basis points (1.42%) compared to costs for the same period of 2001.  Average deposits for the first nine months of 2002 included decreases in average time deposits of $138.2 million which were partially offset by increases in average total savings deposits of $76.7 million over 2001 averages.

Interest expense on short-term borrowings decreased $4.4 million for the nine months of 2002 compared to the corresponding period of 2001 as decreases in interest expense due to rate of $6.2 million were partially offset by increases in interest expense due to volume of $1.8 million compared to 2001 levels.  The cost of short-term borrowings for the 2002 period decreased by 253 basis points (2.53%) compared to 2001 costs of 4.37%.  The average balance of short-term borrowings for the first nine months of 2002 increased by $57.0 million compared to 2001 averages.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2002 as Compared to the First Nine Months of 2001 (continued)

Interest expense on long-term debt rose $536 thousand for the nine months of 2002 compared to the corresponding period of 2001 as a result of volume increases.  Average long-term debt for the nine months of 2002 increased by $14.9 million compared to 2001 averages as maturities were extended for short term borrowings from the Federal Home Loan Bank, to take advantage of the lower interest rate environment.

The provision for credit losses was $9.0 million for the nine months of 2002 compared to $8.5 million for the nine months of 2001.  Net charge-offs against the allowance for credit losses were $8.4 million in the 2002 period, reflecting a decrease of $544 thousand compared to 2001 levels.  The most significant components of this period to period change were a decline of $1.6 million in net charge-offs for commercial real estate loans partially offset by an increase in net charge-offs for commercial loans not secured by real estate of $1.3 million.  Net charge-offs as a percent of average loans outstanding were 0.32% for the nine months of 2002 compared to 0.35% for the same period of 2001.  The provision for credit losses as a percent of net charge-offs was 107.59% at September 30, 2002 compared to 95.20% at September 30, 2001.  See the "Credit Review" section for an analysis of the credit quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2002 as Compared to the First Nine Months of 2001 (continued)

Below is an analysis of the consolidated allowance for credit losses for the nine month periods ended September 30, 2002 and 2001.

	2002	2001

	(amounts in thousands)

Balance January 1,	$34,157	$33,601
Loans charged off:
Commercial, financial and agricultural	4,633	2,413
Real estate-construction	3	-0-
Real estate-commercial	349	1,963
Real estate-residential	1,627	1,616
Loans to individuals	3,081	3,406
Lease financing receivables	307	392
	_______	______
Total loans charged off	$10,000	$ 9,790

Recoveries of previously charged off loans:
Commercial, financial and agricultural	1,086	217
Real estate-construction	-0-	-0-
Real estate-commercial	-0-	-0-
Real estate-residential	16	48
Loans to individuals	502	585
Lease financing receivables	5	5
	_______	_______
Total recoveries	1,609	855
	_______	_______
Net charge offs	8,391	8,935
	_______	_______
Provision charged to operations	9,028	8,506
	_______	_______
Balance September 30,	$34,794	$33,172
	=======	=======

Net securities gains were $641 thousand during the first nine months of 2002 compared to $3.3 million for the same period of 2001.  Securities gains during the 2002 period resulted primarily from the sale of Pennsylvania bank stocks, U.S. Treasury securities and fixed rate corporate bonds classified as securities "available for sale" with book values of $1.1 million, $1.5 million, and $3.0 million, respectively.  The bank stocks sold were related to merger activity while the other securities sold were related to asset sector shift strategies.  Activity during the first nine months of 2001 activity focused on the same strategies.  Asset sector shift strategies generated securities gains of $1.7 million resulting from the sale fixed rate corporate bonds with book values of $37.4 million.  Additional securities gains during the first nine months of 2001 resulted from the sale of fully valued Pennsylvania bank stocks with book values totaling $12.7 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2002 as Compared to the First Nine Months of 2001 (continued)

Service charges on deposits are the most significant component of non-interest income amounting to 30.5% of the total.  This category rose $357 thousand over the comparable period of 2001, primarily as a result of increases in bank club and account analysis fees.  Insurance commissions rose $463 thousand for the nine-month period of 2002.  Increases included personal lines, commercial lines and annuities.  Insurance commissions were also positively impacted by inclusion of First Commonwealth Financial Advisors insurance production since March 1, 2002.

Other income for the first nine months of 2002 fell to $8.6 million representing a decline of $1.0 million compared to $9.6 million reported for the first nine months of 2001. This decrease was due in part to gains on sale of assets included in the 2001 period.  The Corporation sold one of its branches during the first quarter of 2001 which resulted in a gain of $777 thousand.  The 2001 period also included a gain of $212 thousand from the sale of $12.9 million of 30 year residential mortgage loans with significant prepayment exposure during the falling interest rate environment.

Fee based revenue, such as insurance commissions, mutual fund sales fees and investment management fees are expected to be positively impacted in future periods as First Commonwealth Financial Advisors is incorporated into the integrated advisory sales model utilized to integrate products between the Corporation's bank, insurance and trust subsidiaries.  Certified financial planners from the new subsidiaries will be included on the employee team used to deliver products and services to commercial clients through our "Total Solutions Financial Management" approach.

Noninterest expense was $96.6 million for the nine months of 2002 reflecting an increase of $19.1 million over the 2001 level of $77.5 million.  The increase in noninterest expense for 2002 was primarily the result of nonrecurring charges for the previously described litigation settlement and corporate restructuring of $8.0 million and $5.6 million, respectively.   Employee costs were $43.9 million for the nine months of 2002, representing 1.29% of average assets on an annualized basis for 2002.  Salary costs for the 2002 period increased $1.9 million or 5.9% compared to 2001 levels of $32.1 million.  Employee benefit costs for the first nine months of 2002 reflected increases of $1.4 million over the first nine months of 2001 and included increases in health insurance costs, expenses of the Corporation's employee stock ownership plan and 401(k) plan compared to the first nine months of 2001.

As a result of the merger of the Corporation's banking subsidiaries, Southwest Bank and First Commonwealth Bank, which occurred on October 15, 2002 as scheduled, banking operations are being consolidated under First Commonwealth Bank.  This change will provide banking clients with greater flexibility, efficiency and seamless service throughout our market-area.  As a result of this merger, there was a consolidation of support functions with some staff positions being eliminated. The personnel within the branches and relationship managers in corporate services will

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2002 as Compared to the First Nine Months of 2001 (continued)

continue to serve in the same manner.  Employees whose positions were being eliminated were notified and continued to work in their positions for at least 60 days.  Notified employees had the opportunity to seek other positions within the Corporation or to receive a separation package based on years of service.  Also, related to the merger, the structure of all of the Boards of Directors and Board committees for the Corporation was realigned.  As the result of these activities, restructuring charges of $5.6 million are reported on the income statement for the first nine months of 2002.  Ongoing savings from the restructuring are anticipated to be $3.6 million per year.  Other charges included during 2002 as part of the restructuring related to writing off obsolete signs and supplies due to the name change under one charter and amounted to $324 thousand.

Occupancy expenses for the first nine months of 2002 was flat compared to the first nine months of 2001.  Furniture and equipment expenses of $7.4 million reflected increases of $809 thousand over 2001 levels and included increases in computer software depreciation and software maintenance of $1.3 million, primarily related to the upgrade of core banking software.

Outside data processing expense declined $899 thousand for the nine-month period of 2002 compared to the first nine months of 2001 and was positively impacted by the conversion of Southwest Bank from outsourced processing to that provided by a subsidiary of the Corporation.  Accounting changes from the adoption of FAS No. 142 resulted in a decrease of $691 thousand of goodwill amortization for the first nine months of 2002 compared to the first nine months of 2001.  Under the new pronouncement, goodwill amortization was discontinued effective January 1, 2002.

Other operating expenses for the 2002 period were $22.1 million reflecting a rise of $3.1 million over the 2001 amount of $19.0 million.  The first nine months of 2002 included increases in loss on sale of assets, primarily the loss on sale of vehicles previously leased, of $549 thousand compared to 2001 levels.  Other professional fees for the 2002 period reflected increases of $1.3 million over the first nine months of 2001 and included consulting fees related to implementation of the Corporation's "Balanced Scorecard" performance measurement system, enhancements to product and customer profitability systems, corporate restructuring and common branding and identity.  Consultants are also being utilized to assist in the ongoing efforts to develop a world class sales culture and to generate new deposit dollars and relationships.  Corporate restructuring and movement towards a sales culture also impacted the decision to have employee benefit plans reviewed by outside specialists during 2002.  Promotions expense for the first nine months of 2002 reflected an increase of $1.5 million compared to the first nine months of 2001, due in part to expenses incurred in the successful marketing campaign for free checking products introduced during 2002.  These products are expected to have a favorable impact on deposit growth, costs and service charge revenue in future periods as well as providing potential add on sales of other financial products and services.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2002 as Compared to the First Nine Months of 2001 (continued)

Also impacting this category were expenditures related to the launch of the new Corporate brand and identity.  This exciting campaign is designed to educate and build enthusiasm among current and potential clients.  Additional expenditures for this campaign will be incurred in the fourth quarter of 2002.

Income tax expense was $5.7 million for the first nine months of 2002 compared to $11.4 million for the first nine months of 2001.  The Corporation's effective tax rate was 15.6% for the 2002 period compared to 23.6% for the corresponding period of 2001.  Income tax expense for the 2002 period included $2.8 million and $2.0 million of tax benefits resulting from the previously described litigation settlement and restructuring charges, respectively.  The Corporation's effective tax rate for the 2002 period, excluding these one time charges was 18.1%.

Three Months ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001

Net income was $12.2 million for the third quarter of 2002 a decline of $531 thousand, compared to 2001 results of $12.7 million.  The 2002 period included a $2.5 million ($1.6 million after-tax) one-time restructuring charge related to employee separation pay and costs related to realignment of all Boards of Directors and Board committees.  Core earnings (excluding securities transactions, nonrecurring gains on sale of assets and nonrecurring charges) increased $1.9 million or 16.2% in the 2002 period.  Basic and diluted earnings per share were $0.21 during the 2002 quarter compared to $0.22 for the same period of 2001.  Diluted core earnings per share was $0.23 for the third quarter of 2002 compared to $0.20 for the third quarter of 2001.  Return on average assets was 1.06% and return on average equity was 12.11% during the 2002 quarter, compared to 1.10% and 13.72%, respectively during the 2001 quarter.  Core return on average assets and core return on average equity were 1.20% and 13.69% for the third quarter of 2002.

	For the Quarter, Ended September 30,
	2002	2001
Reconciliation of Core Earnings

Net income as reported	$12,187	$12,718
Non-core items (net of tax):
Gains on sale of assets	(17)	(865)
Restructuring charges	1,608	-0-
	_______	_______
Core net income	$13,778	$11,853
	=======	=======
Core basic earnings per share	$0.24	$0.20
Core diluted earnings per share	$0.23	$0.20
Core return on average assets	1.20%	1.03%
Core return on average equity	13.69%	12.78%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001 (continued)

Net interest income for the third quarter of 2002 of $38.3 million represented a rise of $2.8 million compared to the third quarter of 2001.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2002 period was 3.78%, reflecting an increase of 30 basis points (0.30%) from 3.48% reported in 2001 since the cost of funds declined more than asset yields, as interest rates fell throughout 2001 and remained at low levels during the 2002 period.

Interest and fees on loans for the three months ended September 30, 2002 decreased $5.9 million compared to the three months ended September 30, 2001, primarily as a result of rates dropping, most notably for variable rate commercial loans.  The total yield on loans for the third quarter of 2002 was 7.05% representing a decrease of 97 basis points (0.97%) compared to yields for the third quarter of 2001.  Declines in interest and fees on loans due to rate for the third quarter of 2002 compared to the third quarter of 2001 were only slightly offset by increases in interest income due to volume for commercial loans.  Average loans for the third quarter of 2002 increased $31.4 million compared to averages for the third quarter of 2001 and included increases in commercial loans and indirect installment loans which were partially offset by decreases in residential mortgage loans.

Interest income on investments for the three months ended September 30, 2002 was $23.8 million, reflecting a dip of $2.9 million compared to the three months ended September 30, 2001.  Decreases in interest income due to rate for government agency securities were $1.2 million as yields on government agency securities declined 44 basis points (0.44%) compared to yields for 2001.  Total yield on investments was 5.94% for the third quarter of 2002 compared to 6.37% for the third quarter of 2001.  Changes in investment income due to rate totaled $1.8 million for the 2002 period as the overall level of interest rates were lower than in the prior year.  Volume decreases also reduced investment income in the 2002 period by $1.1 million as average investment volume fell by $68.0 million, primarily in the government agency and asset backed securities categories.

Interest on deposits for the third quarter of 2002 was $19.4 million, reflecting a drop of $10.3 million compared to the third quarter of 2001 as both rates and volumes declined for the 2002 period.  Interest expense on savings decreased due to rate of $3.1 million for the 2002 period as savings costs fell from 2.15% in 2001 to 1.06% in 2002.  Interest on time deposits reflected decreases due to rate of $6.1 million and decreases due to volume of $1.2 million for the third quarter of 2002 compared to the third quarter of 2001.  Average time deposits were $1,607.6 million for 2002 compared to $1,731.4 million for the corresponding period of 2001.  The cost of time deposits continued to decline as the 2002 period cost of 4.02% compared favorably to the 2001 cost of 5.42%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001 (continued)

Interest on short-term borrowings for the third quarter of 2002 decreased $1.4 million compared to the third quarter of 2001 due to both rate and volume decreases.  Short-term borrowing costs were 1.79% for the 2002 period compared to 3.57% for the 2001 period resulting from declines in rate of $1.3 million and volume of $116 thousand.  Average short-term borrowings decreased $14.8 million for the third quarter of 2002 compared to the corresponding period of 2001.  Interest on long term debt for the three months ended September 30, 2002 increased by $208 thousand over the three months ended September 30, 2001.  Average long term debt rose $15.8 million for the 2002 quarter as maturities were extended for short term borrowings from the Federal Home Loan Bank taking advantage of the lower rate environment.

The provision for credit losses was $3.1 million for the three months ended September 30, 2002 compared to $3.5 million for the three months ended September 30, 2001.  Net charge-offs for the third quarter of 2002 were $2.6 million, compared to net charge-offs of $4.3 million for the third quarter of 2001.  Net charge-offs for the third quarter of 2002 included decreases in charge-offs of commercial loans secured by real estate and commercial loans not secured by real estate of $1.3 million and $204 thousand respectively, compared to 2001 levels.

Net securities gains were $26 thousand for the third quarter of 2002 compared to securities gains of $1.3 million for the third quarter of 2001.  The 2002 period included gains from the call of municipal securities classified as "held to maturity" with book values of $3.4 million.  Securities gains for the third quarter of 2001 resulted primarily from sale of Pennsylvania bank stocks with a book value of $12.7 million.

Service charges on deposits rose $206 thousand for the third quarter of 2002 compared to the same period of 2001 and were favorably impacted by the Corporation's "High Performance" checking product launched in 2002.  This product should continue to favorably impact future periods.  Income from bank owned life insurance rose $90 thousand and insurance commissions slipped $56 thousand for the third quarter of 2002 compared to the third quarter of 2001.

Other income for the three months ended September 30, 2002 was $2.9 million, $256 thousand below the $3.2 million reported for the third quarter of 2001.  Period to period changes included decreased gains on sales of assets, bank club income and debit card interchange income offset in part by increased MAC income.

Total noninterest expense for the three months ended September 30, 2002 was $29.5 million reflecting an increase of $3.5 million over the $26.0 million that was reported for the prior year period.  The increase for 2002 includes $2.5 million of expense related to separation pay for additional employees as well as amounts paid to retiring directors.  As part of the

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2002 as Compared to the Three Months Ended
September 30, 2001 (continued)

plan for the organization reflecting the consolidation of the multiple bank charters into one, the renaming and branding of First Commonwealth Bank, as well as realigning for its new vision on corporate governance, all of the Board of Directors and Board committees for the corporation and its subsidiaries have been restructured.  Most of the retiring directors were from boards of previously acquired banks.  Employee costs were $14.5 million during the third quarter of 2002 which reflects an increase of $917 thousand over 2001 levels.  Salaries rose by $506 thousand and employee benefit costs increased by $411 thousand compared to prior period levels.  Employee benefit costs rose primarily due to increased health insurance costs of $237 thousand compared to 2001 levels.

Occupancy expense rose $91 thousand for the third quarter of 2002 compared to the same period of 2001.  Higher building rental expense was the principal factor in the period to period increase.  Furniture and equipment expense increased $223 thousand for the third quarter of 2002 primarily due to a rise in software depreciation and software maintenance costs.  Outside data processing expenses declined $237 thousand for the third quarter of 2002 due to the conversion of one of the Corporation's subsidiary banks to in-house data processing in the fourth quarter of 2001.  The three months ended September 30, 2002 also included a decrease of $230 thousand related to the implementation of FAS No. 142 during 2002 which changed the accounting treatment for goodwill from an amortizing intangible to a non-amortizing intangible.

Other operating expenses for the third quarter of 2002 increased $310 thousand and included increased other professional fees ($346 thousand) and promotion expense ($430 thousand) offset in part by reductions in Pennsylvania sales tax expense ($253 thousand) and printing expense ($106 thousand).  As previously discussed, these charges resulted from various restructuring and marketing initiatives including sales and common branding, as well as performance measurement system enhancements.

Income taxes were $2.9 million for the 2002 period compared to $4.0 million for the corresponding period of 2001.  The Corporation's effective tax rate was 19.5% for the third quarter of 2002 compared to 24.0% for the third quarter of 2001.  The 2002 period included the tax benefit of $900 thousand related to the nonrecurring expenses for restructuring.  The Corporation's effective tax rate excluding nonrecurring expenses was 21.7% for the three months ended September 30, 2002.

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

At September 30, 2002 total earning assets were $4,331.0 million, down slightly from the $4,334.6 million recorded at December 31, 2001.  Net loans rose $48.9 million for the first nine months of 2002 fueled by increases in the commercial, municipal and installment categories offset in part by decreases in mortgage loans.  Interest bearing liabilities were $3,756.1 million at September 30, 2002, a decline of $16.3 million compared to year-end 2001.  Total deposits rose by $40.9 million as declines in demand deposits of $19.6 million and time deposits of $17.8 million were more than offset by increased savings deposits of $78.4 million over the same period.  The growth in savings deposits was focused primarily in the MMDA category, as clients registered a preference for this product due to economic uncertainties.  The Corporation has launched a program ("High Performance Checking") which focuses on growing deposits, principally in the low cost categories, that is expected to favorably impact deposit growth and mix.  Total borrowings dipped by $76.8 million for the first nine months of 2002 primarily due to the rise in deposits and maturities of investment securities.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity. These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of September 30, 2002, securities available for sale had an amortized cost of $1,422.8 million and an approximate fair value of $1,467.1 million.

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

The cumulative gap at the 365 day repricing period was negative in the amount of $376.2 million or 8.22% of total assets as of September 30, 2002.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 2002 and December 31, 2001 (Dollar amounts in thousands).

	September 30, 2002
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$ 950,194	$154,182	$(233,829)	$ 870,547
Investments	236,435	139,057	273,353	648,845
Other interest-earning assets	2,611	-0-	543 812	546 423
	_________	________	________	_________
Total interest-sensitive assets	1,189,240	293,239	583,336	2,065,815
	_________	________	________	_________
Certificates of deposit	151,811	423,657	260,500	835,968
Other deposits	1,168,516	-0-	-0-	1,168,516
Borrowings	435,635	436	1,467	437,538
	_________	________	________	_________
Total interest-sensitive liabilities	1,755,962	424,093	261,967	2,442,022
	_________	________	________	_________
Gap	$ (566,722)	$(130,854)	$ 321,369	$(376,207)
	==========	========	========	==========
ISA/ISL	0.68	0.69	2.23	0.85
Gap/Total Assets	12.38%	2.86%	7.02%	8.22%

	December 31, 2001
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$ 839,279	$ 155,276	$ 276,760	$1,271,315
Investments	154,327	90,890	180,001	425,218
Other interest-earning assets	4,250	-0-	-0-	4,250
	_________	________	________	_________
Total interest-sensitive assets	997,856	246,166	456,761	1,700,783
	_________	________	________	_________
Certificates of deposit	329,825	284,518	407,188	1,021,531
Other deposits	1,090,160	-0-	-0-	1,090,160
Borrowings	430,189	350	750	431,289
	_________	________	________	_________
Total interest-sensitive Liabilities	1,850,174	284,868	407,938	2,542,980
	_________	________	________	_________
Gap	$ (852,318)	$ (38,702)	$ 48,823	$ (842,197)
	==========	=========	========	==========
ISA/ISL	0.54	0.86	1.12	0.67
Gap/Total Assets	18.60%	0.84%	1.07%	18.37%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period.  Simulations are prepared under the base case where interest rates remain flat and the most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or downward from the base case scenario.  The Corporation's current asset/liability management policy indicates that a 300 basis point (3.00%) change in interest rates up or down cannot result in more than a 7.5% change in net interest income when compared to a base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level.  The analysis at September 30, 2002 indicated that a 300 basis point (3.00%) increase in interest rates would increase net interest income 116 points (1.16%) above the base case scenario and a 300 basis point (3.00%) decline in interest rates would decrease net interest income by 979 basis points (9.79%) below the base case scenario, over the next twelve months.  Assuming a 300 basis point (3.00%) decrease in interest rates, the Corporation is currently out of compliance with the asset/liability management policy.  Management believes the probability of a 300 basis point decrease in interest rates is not likely and no action is warranted at this time.  Additional simulation decreasing interest rates 100 basis points (1.00%) would result in a decrease in net interest income of 290 basis points (2.90%), within policy limits.

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The Corporation's "Asset/Liability Management Committee" ("ALCO") is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position.  The primary objective of the ALCO process is to ensure that the Corporation's balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which maximize the Corporation's net interest income based on the assumption of those risks.  The ALCO attempts to mitigate interest rate risk through the use of strategies such as asset sales, asset and liability pricing and matched maturity funding.  The ALCO strategies are established by the Corporation's senior management.  The ALCO continues to evaluate the use of derivative instruments to protect against the risk of adverse price or interest rate movements on the values of certain assets and liabilities, although none are being utilized currently.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW(continued)

	At September 30,
	2002	2001
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$ 24,463	$ 23,068
Past due loans	14,385	20,449
Renegotiated loans	209	835
	__________	__________
Total nonperforming loans	$ 39,057	$ 44,352
	==========	==========
Other real estate owned	$ 1,661	$ 1,716

Loans outstanding at end of period	$2,617,465	$2,594,029

Average loans outstanding (year-to-date)	$2,596,081	$2,537,192

Nonperforming loans as percent of total loans	1.49%	1.71%

Provision for credit losses	$ 9,028	$ 8,506

Net charge-offs	$ 8,391	$ 8,935

Net charge-offs as percent of average loans outstanding	0.32%	0.35%

Provision for credit losses as percent of net charge-offs	107.59%	95.20%

Allowance for credit losses as percent of average loans outstanding	1.34%	1.31%

Allowance for credit losses as percent of end-of-period loans outstanding	1.33%	1.28%

Allowance for credit losses as percent of nonperforming loans	89.09%	74.79%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30, 2002 and September 30, 2001.

	2002	2001
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$24,672	$23,903

Year to date average balance of impaired loans	$25,009	$13,332

Allowance for credit losses related to impaired loans	$ 6,113	$ 3,242

Impaired loans with an allocation of the allowance for credit losses	$15,640	$15,683

Impaired loans with no allocation of the allowance for credit losses	$ 9,032	$ 8,220

Year to date income recorded on impaired loans on a cash basis	$ 220	$ 379

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of September 30, 2002, there were no significant concentrations of credit.

Nonperforming loans at September 30, 2002 decreased $5.3 million compared to 2001 levels as reductions in past due loans and renegotiated loans were slightly offset by an increase in nonaccrual loans.  Past due loans improved both when compared to year-end 2001 and September 30, 2001. Nonaccrual loans include two significant credits in both periods.  The largest credit ($6.3 million) is not past due and carries an 80% guaranty of a U.S. government agency.  While a sale of the underlying assets is pending, final settlement may not occur until the second quarter of 2003.  The expected loss on this credit is fully reserved.  The second credit, which was $5.9 million at year-end 2001, continues to be resolved through liquidation of collateral and exercising other remedies.  The balance outstanding at September 30, 2002, related to this credit is $3.3 million.  The Corporation anticipates final resolution of this credit by the second quarter of 2003 without additional losses in excess of amounts currently reserved.  Nonperforming loans at September 30, 2002, compared favorably to the balance at December 31, 2001 as past due loans and renegotiated loans declined offset in part by higher nonaccrual loan balances.  Nonperforming loans as a percent of total loans was 1.49% at September 30, 2002, compared to 1.62% at December 31, 2001, and 1.71% at September 30, 2001, while the allowance for credit losses as a percent of nonperforming loans was 89.09%, 82.28% and 74.79%, respectively for the same periods.

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

CAPITAL RESOURCES

Shareholders' equity stood at $399.1 million at September 30, 2002, a $29.0 million or 7.8% rise compared to December 31, 2001.  Dividends declared reduced equity by $26.4 million and $25.4 million for the first nine months of 2002 and 2001, respectively.  Payments by the Corporation's Employee Stock Ownership Plan (the "ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to ESOP shares, increased equity by $804 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $476 thousand.  The market value adjustment for available for sale securities net increased equity by $20.1 million for the period.  Proceeds from the reissuance of treasury shares to provide for stock options exercised increased equity by $3.4 million during 2002.  Equity capital was also impacted during 2002 by an increase of $830 thousand from the reissuance of treasury shares to fund an acquisition.

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

The table below presents the Corporation's capital position at
September 30, 2002:

	Amount (in thousands)	Percent of Adjusted Assets

Tier I Capital	$397,060	12.8%
Risk-Based Requirement	123,976	4.0

Total Capital	431,854	13.9
Risk-Based Requirement	247,952	8.0

Minimum Leverage Capital	397,060	8.8
Minimum Leverage Requirement	136,094	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier 1, Total and Leverage Capital ratios must be at least 6.0%, 10.0% and 5.0%, respectively.  At September 30, 2002, the Corporation's banking subsidiaries exceeded those requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in Item 2 of this report under the caption "Interest Sensitivity" is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.  Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  Joseph E. O'Dell, our President and Chief Executive Officer, and John J. Dolan, our Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation.  Based on this evaluation, Messrs. O'Dell and Dolan concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b) Internal controls.  Since the date of evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

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

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          The Corporation's Chief Executive Officer and Chief Financial
          Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the
          Sarbanes-Oxley Act of 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits
                  Exhibit 10.1 Form of Separation Agreement and General
                    Release of Robert F. Koslow
                  Exhibit 10.2 Form of Separation Agreement and General
                    Release of David S. Dahlmann
                  Exhibit 99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002
                  Exhibit 99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

          (b)     Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: NOVEMBER 8, 2002     /S/Joseph E. O'Dell
                            ____________________________________
                            Joseph E. O'Dell, President and
                            Chief Executive Officer

DATED: NOVEMBER 8, 2002     /S/John J. Dolan
                            _____________________________________
                            John J. Dolan, Executive Vice
                            President and Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joseph E. O'Dell, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Commonwealth Financial Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               November 8, 2002           /S/Joseph E. O'Dell
                   Date                              Signature

                                          President and Chief Executive Officer
                                                        Title

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John Dolan, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Commonwealth Financial Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          November 8, 2002           /S/John J. Dolan
                        Date                     Signature

                                     Executive Vice President and
                                     Chief Financial Officer
                                                  Title