Form 10-K
period 2002-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2003-03-24
CIK 712537

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 commission file number 0-11242

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                                          25-1428528
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization         Identification No.)

    22 NORTH SIXTH STREET INDIANA, PA           15701
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (724)349-7220

Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON
                                      WHICH REGISTERED

COMMON STOCK, $1 PAR VALUE          NEW YORK STOCK EXCHANGE

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes XX No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

     TITLE OF CLASS                                         OUTSTANDING AT March 14, 2003
Common Stock, $1 Par Value                       58,986,772 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (Based upon the closing sale price on March 14, 2003), was approximately $633,513,562.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 21, 2003 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION

First Commonwealth Financial Corporation
FORM 10-K
INDEX

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  The Corporation has one chartered bank affiliate which operates under the First Commonwealth Bank name.  Personal financial planning and other financial services and insurance products are also provided through First Commonwealth Trust Company and First Commonwealth Insurance Agency.  The Corporation enhanced its financial services and products during the first quarter of 2002 through the addition of First Commonwealth Financial Advisors.  The Corporation also operates through First Commonwealth Systems Corporation, a data processing subsidiary and First Commonwealth Professional Resources Inc., ("FCPRI") a subsidiary providing professional services to affiliated organizations.

In October 2002, the Corporation brought all 90 of our community bank offices and our other affiliates under a common brand, First Commonwealth.  We unveiled a new logo, colors, and signage through an aggressive marketing strategy to reintroduce ourselves to the marketplace.  A unified brand yields important benefits for our clients.  All of First Commonwealth Bank's community offices have the same identity, products, and professional service that provide a consistent experience throughout the office network.  The insurance, trust, and financial planning affiliates are now clearly linked with First Commonwealth Bank to provide integrated solutions to meet any client need.

First Commonwealth Bank ("FCB"), a Pennsylvania-chartered banking corporation headquartered in Indiana, Pennsylvania operated through divisions doing business under the following names:  NBOC Bank, Deposit Bank, Cenwest Bank, First Bank of Leechburg, Peoples Bank, Central Bank, Peoples Bank of Western Pennsylvania, Unitas Bank and Reliable Bank.

In October 2002, these banking divisions as well as the Corporation's other chartered bank (Southwest Bank) were merged under the First Commonwealth name.  This enhancement will provide our clients with greater flexibility, efficiency and seamless service throughout our market footprint.

Through FCB, the Corporation traces its banking origins to 1866.  FCB conducts business through 89 community banking offices in the counties of Allegheny (4), Armstrong (3), Beaver (1), Bedford (4), Blair (8), Butler (1), Cambria (11), Centre (1), Clearfield (5), Elk (3), Franklin (2), Huntingdon (5), Indiana (9), Jefferson (4), Lawrence (5), Somerset (5), Washington (1), and Westmoreland (17).  FCB engages in general banking business and offers a full range of financial services including such general retail banking services as demand, savings and time deposits and mortgage, consumer installment and commercial loans.

FCB operates a network of 84 automated teller machines ("ATMs") which permit customers to conduct routine banking transactions 24 hours a day.  Of the ATMs, 62 are located on the premises of branch offices and 22 are in remote locations.  All the ATMS's are part of the STAR network which consists of over 180,000 ATMs owned by numerous banks, savings and loan associations and credit unions located throughout 31 states.  STAR serves more than 124 million ATM/debit cardholders and more than 6,500 financial

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     Business (Continued)

Description of Business (Continued)

institution members.  The ATMs operated by FCB are also part of the global MasterCard/Cirrus network which is comprised of more than 300,000 ATMs located in the United States, Canada and 58 other countries and territories, which services over 365 million card holders.  Such networks allow FCB clients to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

In addition to funds access through the use of ATMs, the STAR debit card offered to FCB's deposit clients may be used at nearly 720,000 point-of-sale retail locations on the STAR system as well as being used on the global MasterCard system for the purchase of goods and services.  The STAR debit card provides clients with almost universal acceptability of a credit card combined with the convenience of direct debit to the clients' checking account.

First Commonwealth Systems Corporation ("FCSC") was incorporated as a Pennsylvania business corporation in 1984 by the Corporation to function as its data processing subsidiary and it has its principal place of business in Indiana, Pennsylvania.  Before August 1984, it had operated as the data processing department.  FCSC provides on-line general ledger accounting services and bookkeeping services for deposit and loan accounts to the Corporation, FCB and its other nonbank subsidiaries.  FCSC also acts as a centralized purchasing agent for the purchase of computer hardware and software products by the Corporation and subsidiaries as well as providing technical support for the installation and use of these products.  It competes, principally with data processing subsidiaries of other, mostly larger, banks, on the basis of the price and quality of its services and the speed with which such services are delivered.  In October 2002, the name was changed to First Commonwealth Systems Corporation from Commonwealth Systems Corporation.

First Commonwealth Trust Company ("FCTC") was incorporated on January 18, 1991 as a Pennsylvania chartered trust company to render general trust services.  The trust departments of the former subsidiary banks were combined to form FCTC, and the corporate headquarters are located in Indiana, Pennsylvania.  FCTC has seven branch offices in the service areas of FCB and offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

First Commonwealth Insurance Agency ("FCIA") was incorporated as a Pennsylvania business corporation with its principal place of business in Indiana, Pennsylvania.  FCIA began operations in January 1998 as a wholly-owned subsidiary of FCB and provides a full range of insurance and annuity products to retail and commercial clients.

The Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), effective March 1, 2002.  As a registered investment advisor, SCC provided financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     Business (Continued)

Description of Business (Continued)

and estates.  SFA offered investment and insurance products as well as employee benefit services.  In October 2002, SFA was merged into SCC and the name was changed to First Commonwealth Financial Advisors, Inc. ("FCFA"), which also offers insurance products through FCIA, an affiliate.  This acquisition will expand the Corporation's product offerings and positively impact fee based revenue, which continues to be a priority.

On June 1, 1989, Commonwealth Trust Credit Life Insurance Company ("Commonwealth Trust") began operations.  The Corporation owns 50% of the voting common stock of Commonwealth Trust.  Commonwealth Trust provides reinsurance for credit life and credit accident and health insurance sold by the subsidiaries of the two unrelated holding company owners under a joint venture arrangement whereby the net income derived from such reinsurance inures proportionally to the benefit of the holding company selling the underlying insurance to its banks' customers.

First Commonwealth Capital Trust I, a business trust created under the laws of the State of Delaware, is included in the consolidated financial statements of the Corporation.  The trust was formed during September 1999 for the exclusive purposes of issuing and selling trust preferred securities, using the proceeds from the sale of the trust preferred securities to acquire subordinated debentures issued by the Corporation and engaging in only those other activities necessary or incidental thereto.

The Corporation and its subsidiaries employed approximately 1,450 (full-time equivalents) at December 31, 2002.  The Corporation does not engage in any significant business activities other than holding the stock of its subsidiaries.  The Corporation does not at present have any plans to expand or modify its business or that of its subsidiaries, other than as described herein.  Nevertheless, it will be receptive to and may actively seek out mergers and acquisitions in the event opportunities which management considers advantageous to the development of the Corporation's business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

FCB, FCTC, FCFA and FCIA face intense competition, both from within and out of their service areas, in all aspects of business.  FCB competes for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within its service area with respect to loans to larger businesses.  FCB also completes, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions.  In recent years, FCB has encountered significant competition for deposits from money market funds, mutual funds and institutions that offer annuities located throughout the United States.  Money market funds pay dividends to their shareholders (which are the equivalent of the interest

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     Business (Continued)

Competition (Continued)

paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by FCB.  Annuities accumulate interest on the amounts deposited over a predetermined time period.  The depositor is then entitled to withdraw their funds for a fixed period of time or until death.  The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made.  In addition to savings and loan associations and credit unions, FCB also competes for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout its service area.  FCB believes that the principal means by which it may compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of its offices and ATMs, the sophistication and quality of its services and the prices (primarily interest rates) of its services.  Additionally, FCB intends to remain competitive by offering financial services that target specific client needs.  Development of an integrated advisory sales model to integrate products between our bank, insurance agency, trust company and financial advisory affiliates as well as utilization of an employee team to deliver products and services to our commercial clients through our "Total Solutions Financial Management" approach have been positively received by our customers.  Specific client needs are also met through an enhanced client delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the FCB branch offices.  The Corporation introduced "WebBank" early in 2002, providing clients with access to their bank account information via the internet 24 hours a day - 7 days a week.  Features of WebBank include the ability to monitor account balances, view account history, perform account balance transfers and issue stop payments.  A loan production office was opened in downtown Pittsburgh in 2002 with significant new client acquisitions.

Supervision and Regulation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("the Bank Holding Company Act") and is registered as such with the Federal Reserve Board.  As a registered bank holding company ("BHC"), it is required to file with the Federal Reserve Board an annual report and other information.  The Federal Reserve Board is also empowered to make examinations and inspections of the Corporation and its subsidiaries.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     Business (Continued)

Supervision and Regulation (Continued)

The Bank Holding Company Act generally prohibits a bank holding company from engaging in a non-banking business or acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any non-banking corporation subject to certain exceptions, the principal exception being where the business activity in question is determined by the Federal Reserve Board to be closely related to banking or to managing or controlling banks to be a proper incident thereto.  The Bank Holding Company Act does not place territorial restrictions on the activities of such banking related subsidiaries of bank holding companies.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.  Certain of the new legislation's more significant reforms are noted below:

*    The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review.  The new board will be funded by mandatory fees paid by all public companies.  The new legislation also improves the
      Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

*    The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

*    The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial
      reporting and disclosure made by their companies.   Among other
      things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

*    The new legislation imposes a range of new corporate disclosure requirements.  Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     Business (Continued)

Supervision and Regulation (Continued)

Sarbanes-Oxley Act of 2002 (Continued)

*    The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction.

*    The new legislation requires the Corporation's Chief Executive Officer and Chief Financial Officer to each certify that the Corporation's
      Quarterly and Annual Reports do not contain any untrue statements of a material fact.  The rules contain several requirements, including having these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Corporation's internal controls; they have made certain disclosures to the Corporation's auditors and the Audit Committee of the Board of Directors about the Corporation's internal controls; and
     they have included information in the Corporation's Quarterly and
      Annual Reports about their evaluation and whether there have been significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

*    The new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

The Corporation has adopted a series of actions to strengthen and improve its already strong corporate governance practices.  Included in those actions was the adoption of a new Code of Conduct and Ethics by the Corporation and formation of a Financial Disclosure Committee.  This committee includes as members the Chief Executive Officer, Chief Financial Officer and other key members of the Corporation's management team.  The Corporation also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare.

The Gramm-Leach-Bliley Act ("GBLA") of 1999 revolutionizes the regulation of financial services companies.  GBLA amends the Bank Holding Company Act of 1956 to create a new type of bank holding company, a financial holding company ("FHC"), which is permitted to engage in all activities permitted by a bank holding company as well as securities, merchant banking and insurance activities that were prohibited to BHCs.  GLBA also repeals Section 20 and 32 of the Glass-Steagall Act, which prohibited affiliations between a member bank and a company principally engaged in securities activities.  The activities of a BHC that does not qualify to become a FHC will be limited to those the Federal Reserve Board had, prior to enactment of GBLA, deemed closely related to banking.  In order to qualify as a FHC, each depository institution subsidiary of a BHC must be well capitalized, well managed and if insured have a satisfactory or better rating under the Community Reinvestment Act of 1977 ("CRA") as of its most recent examination and the BHC must file an election with the Federal Reserve Board certifying that it meets the requirements of a FHC.  GBLA expands the range of business opportunities for commercial banking organizations and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     Business (Continued)

Supervision and Regulation (Continued)

enables banking companies and other types of financial companies such as securities, insurance and financial technology companies to combine more readily.  A FHC does not need to obtain prior Federal Reserve Board approval in order to engage in, or acquire a nonbank company that engages in financial activities.  The FHC only needs to provide notice to the Federal Reserve Board, describing the activity commenced or conducted by the acquired company, within 30 days after commencing the activity or consummating the acquisition.

Subsidiary Bank

FCB is a Pennsylvania-chartered bank and is subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"), and subject to certain regulations of the Federal Reserve Board.  The areas of operation subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosures, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends, Community Reinvestment Act evaluations, mandatory external audits, establishment of branches and other aspects of operations.  Under the Pennsylvania Banking Code, a state bank located in Pennsylvania may establish branches anywhere in the state.

Reciprocal Regional Interstate Banking

As already noted, a bank holding company located in one state cannot acquire a bank or a bank holding company located in another state unless the law of such other state specifically permits such acquisitions.  On June 25, 1986, Pennsylvania passed a law (Act No. 1986-69) which provides that a bank holding company located in any state or the District of Columbia can acquire a Pennsylvania bank or bank holding company if the jurisdiction where the acquiring bank holding company is located has passed an enabling law that permits a Pennsylvania bank holding company to acquire a bank or a bank holding company in such jurisdiction.  As of December 31, 2001, enabling laws have been passed so that the required reciprocity presently exits with approximately 34 states, including New York, New Jersey, Ohio, Delaware, Maryland and West Virginia.  A similar law is applicable to savings associations and savings and loan holding companies.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.     Business (Continued)

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

Changes in Regulations

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.  The likelihood and timing of any proposals or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

ITEM 2.  Properties

The Corporation's principal office is located in the old Indiana County Courthouse complex.  This certified Pennsylvania and national historic landmark was built in 1870 and restored by the Corporation in the early 1970's.  The Corporation occupies this building, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County, which the Corporation entered into in 1973 and renewed during 1998 for an additional 25 years.  In order to support future expansion needs and centralization of various functional areas such as loan processing, marketing, and accounting, the Corporation also owns two additional structures.  FCB has 89 banking facilities of which 23 are leased and 66 are owned.  Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

ITEM 3.  Legal Proceedings

Information appearing in Note 23 to the Consolidated Financial Statements on page 76 is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to vote by security holders in the fourth quarter of 2002.

Part II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF".  The approximate number of holders of record of the Corporation's common stock is 13,500.  The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

Period	High Sale	Low Sale	Cash Dividends Per Share
_________________________________________________________________________
2002
First Quarter	$14.00	$11.51	$0.150
Second Quarter	$14.12	$12.53	$0.150
Third Quarter	$13.37	$11.62	$0.150
Fourth Quarter	$12.35	$10.84	$0.155

Period	High Sale	Low Sale	Cash Dividends Per Share
_________________________________________________________________________
2001
First Quarter	$11.45	$ 9.50	$0.145
Second Quarter	$15.00	$10.30	$0.145
Third Quarter	$14.35	$10.80	$0.145
Fourth Quarter	$13.00	$11.10	$0.150

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data (Dollar Amounts in Thousands, except per share data)

The following selected financial data is not covered by the auditor's report and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the consolidated financial statements and related notes.  All amounts have been restated to reflect the pooling of interests.  Financial statement amounts for prior periods have also been reclassified to conform to the presentation format used in 2002.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

	Years Ended December 31,
	2002	2001	2000	1999	1998

Interest income.......................	$ 275,568	$ 308,891	$ 311,882	$ 296,089	$ 282,067
Interest expense......................	122,673	167,170	174,539	152,653	148,282

Net interest income.................	152,895	141,721	137,343	143,436	133,785
Provision for credit losses...........	12,223	11,495	10,030	9,450	15,049
Net interest income after provision for credit losses............................	140,672	130,226	127,313	133,986	118,736
Securities gains .....................	642	3,329	1,745	565	1,457
Other operating income................	36,564	36,895	31,938	33,660	27,929
Litigation settlement.................	8,000	-0-	-0-	-0-	-0-
Restructuring charges.................	6,140	-0-	-0-	-0-	-0-
Merger and related charges............	-0-	-0-	-0-	-0-	7,915
Other operating expenses..............	111,301	105,007	99,461	95,569	93,980

Income before taxes and extraordinary items.................................	52,437	65,443	61,535	72,642	46,227
Applicable income taxes...............	8,911	15,254	14,289	19,612	12,229

Net income before extraordinary items......................................	43,526	50,189	47,246	53,030	33,998
Extraordinary items (less applicable income taxes of $336)............................	-0-	-0-	-0-	-0-	(624)
Net income............................	$ 43,526	$ 50,189	$ 47,246	$ 53,030	$ 33,374

Per Share Data (a)
Net income before extraordinary items......................................	$ 0.75	$ 0.87	$ 0.82	$ 0.88	$ 0.55
Extraordinary items.................	0.00	0.00	0.00	0.00	(0.01)
Net income..........................	$ 0.75	$ 0.87	$ 0.82	$ 0.88	$ 0.54

Dividends declared..................	0.605	0.585	0.565	0.515	0.445

Average shares outstanding..........	58,409,614	57,885,478	57,558,929	60,333,092	61,333,572

Per Share Data Assuming Dilution (a)
Net income before extraordinary items	$ 0.74	$ 0.86	$ 0.82	$ 0.88	$ 0.55
Extraordinary items	0.00	0.00	0.00	0.00	(0.01)
Net income	$ 0.74	$ 0.86	$ 0.82	$ 0.88	$ 0.54

Dividends declared	0.605	0.585	0.565	0.515	0.445

Average shares outstanding	58,742,018	58,118,057	57,618,671	60,569,322	61,666,026

At End of Period
Total assets	$4,524,743	$4,583,530	$4,372,312	$4,340,846	$4,096,789
Investment securities	1,680,609	1,762,408	1,636,337	1,592,389	1,525,332
Loans and leases, net of unearned income	2,608,634	2,567,934	2,490,827	2,500,059	2,374,850
Allowance for credit losses	34,496	34,157	33,601	33,539	32,304
Deposits	3,044,124	3,093,150	3,064,146	2,948,829	2,931,131
Company obligated mandatorily redeemable capital securities of subsidiary trust	35,000	35,000	35,000	35,000	-0-
Other long-term debt	544,934	629,220	621,855	603,355	630,850
Shareholders' equity	401,390	370,066	334,156	286,683	355,405

Key Ratios
Return average assets	0.96%	1.11%	1.10%	1.25%	0.85%
Return on average equity	11.09%	13.85%	15.65%	15.44%	9.13%
Net loans to deposits ratio	84.56%	81.92%	80.19%	83.64%	79.92%
Dividends per share as a percent of net income per share	80.67%	67.24%	68.90%	58.52%	82.41%
Average equity to average assets ratio......................................	8.64%	8.01%	7.00%	8.10%	9.28%

(a) Where applicable, per share amounts have been restated to reflect the two-for-one stock split effected in the form of a 100% stock dividend declared on October 19, 1999.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (the "Corporation") for the years ended December 31, 2002, 2001 and 2000 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

Sections of this financial review, as well as the notes to the consolidated financial statements, contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available and may contain the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective," and similar expressions or variations on such expressions.  These forward-looking statements are inherently subject to significant risks and uncertainties, including but not limited to:  changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions and continuing consolidation of the financial services industry.  Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), effective March 1, 2002.  As required under the purchase method of accounting, the results of SCC and SFA from the date of acquisition were included in the Corporation's financial statements for 2002.  As a registered investment advisor, Strategic Capital Concepts provided financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  Strategic Financial Advisors offered investment and insurance products as well as employee benefit services.  In October 2002, SFA was merged into SCC and the name was changed to First Commonwealth Financial Advisors, Inc., which also offers insurance products through First Commonwealth Insurance Agency, an affiliate.  This acquisition will expand the Corporation's product offerings and positively impact fee based revenue, which continues to be a priority.

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2002.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Net income was $43.5 million in 2002, a decline of $6.7 million from 2001 results of $50.2 million and compared to $47.2 million registered in 2000.

Net income for 2002 was negatively impacted by the effects of $6.1 million of restructuring costs and an $8.0 million litigation settlement.  The restructuring charges consisted principally of severance amounts paid to employees as part of the plan to consolidate the multiple bank charters and develop the First Commonwealth brand and identity for all of the financial services subsidiaries.  Payments to retiring directors as part of the realignment for the Corporation's new vision on corporate governance also were included in restructuring charges.  The litigation settlement related to a lender liability action filed in 1994 against one of the Corporation's subsidiary banks and followed an adverse pre-trial judgment by the trial judge on procedural grounds.  Net of tax, these nonrecurring charges reduced net income by $9.2 million in 2002.  Also impacting 2002 results were expenses of $1.8 million ($1.2 million after tax) related to development of the First Commonwealth brand.  The merger of banking operations as well as the establishment of the First Commonwealth branding will help provide our clients with greater flexibility, efficiency and seamless service throughout our market footprint.

The increase in net income for 2001 resulted primarily from increases in net interest income, gains on sale of assets and insurance commissions of $4.4 million, $1.8 million and $1.2 million, respectively.  Gains on sale of assets included securities gains of $3.3 million and $1.7 million in 2001 and 2000, respectively as well as a $999 thousand gain on the sale of a branch and block of mortgages in 2001.

Diluted earnings per share was $0.74 for 2002 compared to $0.86 and $0.82 for 2001 and 2000, respectively.  Return on average assets was 0.96% and return on equity was 11.09% during 2002 compared to 1.11% and 13.85%, respectively for 2001.  Return on average assets was 1.10% during 2000 as return on average equity reached 15.65%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

The following is an analysis of the impact of changes in net income on diluted earnings per share:

	2002 vs. 2001	2001 vs. 2000

Net income per share, prior year	$0.86	$0.82

Increase (decrease) from change in:

Net interest income	0.16	0.05
Provision for credit losses	(0.01)	(0.02)
Security transactions	(0.05)	0.03
Insurance commissions	0.01	0.02
Income from bank owned life insurance	0.00	0.02
Other income	(0.02)	0.04
Salaries and employee benefits	(0.05)	(0.03)
Occupancy and equipment costs	(0.01)	(0.01)
Data processing expense	0.02	0.00
Pennsylvania shares tax expense	0.00	(0.01)
Goodwill amortization	0.02	0.00
Litigation settlement	(0.14)	0.00
Restructuring charges	(0.10)	0.00
Rebranding costs	(0.03)	0.00
Other operating expenses	(0.03)	(0.04)
Applicable income taxes	0.11	(0.01)

Net income per share	$0.74	$0.86

Core net income excluding nonrecurring charges as well as securities gains and any nonrecurring gains for 2002 was $52.3 million, an increase of $4.9 million or 10.4% over core net income of $47.4 million for 2001. Core diluted earnings per share was $0.89 per share, a rise of $0.07 or 8.5% compared to the $0.82 achieved in 2001.  Core return on average assets for 2002 advanced to 1.15% compared to 1.05% for 2001 as core return on shareholders' equity for 2002 also improved on a year to year basis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Reconciliation of Core Earnings
(Dollar Amounts in Thousands, except per share data)
	For the Year Ended December 31,
	2002	2001

Net income as reported	$43,526	$50,189
Non-core items (net of tax):
Gains on sale of assets	(417)	(2,807)
Restructuring charges	3,991	-0-
Litigation settlement	5,200	-0-
Core net income	$52,300	$47,382

Core basic earnings per share	$ 0.90	$ 0.82
Core diluted earnings per share	$ 0.89	$ 0.82
Core return on average assets	1.15%	1.05%
Core return on average equity	13.33%	13.07%

Net interest income, the engine that powers revenue growth for the Corporation, is defined as the difference between income on earning assets and the cost of funds supporting those assets.  Net interest income rose to $152.9 million in 2002 compared to $141.7 million in 2001 and $137.3 million in 2000.  The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Continued)

Results of Operations (Continued)

Average Balance Sheets and Net Interest Analysis (Dollar Amounts in Thousands)
	2002			2001			2000
	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)
Assets
Interest-earning assets:
Time deposits with banks	$ 1,785	$ 31	1.74%	$ 1,842	$ 70	3.81%	$ 1,220	$ 82	6.71%
Investment securities	1,694,511	95,630	5.95	1,724,725	106,156	6.45	1,572,290	103,018	6.88
Federal funds sold	359	6	1.72	9,521	492	5.17	3,821	234	6.12
Loans, net of unearned income (b) (c)	2,597,862	179,901	7.13	2,548,596	202,173	8.11	2,503,036	208,548	8.50
Total interest- earning assets	4,294,517	275,568	6.66	4,284,684	308,891	7.43	4,080,367	311,882	7.87

Noninterest-earning assets:
Cash	69,735			72,806			74,178
Allowance for credit losses	(34,813)			(34,078)			(34,296)
Other assets	211,302			198,051			191,534
Total noninterest- earning assets	246,224			236,779			231,416
Total Assets	$4,540,741			$4,521,463			$4,311,783

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$ 416,184	$ 3,410	0.82%	$ 388,495	$ 7,039	1.81%	$ 386,149	$ 9,593	2.48%
Savings deposits (d)	727,996	9,375	1.29	684,298	16,061	2.35	652,647	17,027	2.61
Time deposits	1,592,585	65,787	4.13	1,728,056	95,065	5.50	1,585,694	88,887	5.61
Short-term borrowings	339,908	6,029	1.77	300,173	11,227	3.74	371,286	22,218	5.98
Long-term debt	670,258	38,072	5.68	663,063	37,778	5.70	632,837	36,814	5.82
Total interest- bearing liabilities	3,746,931	122,673	3.27	3,764,085	167,170	4.44	3,628,613	174,539	4.81

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	380,878			368,983			349,259
Other liabilities	20,493			26,008			31,971
Shareholders' equity	392,439			362,387			301,940
Total noninterest- bearing funding sources	793,810			757,378			683,170
Total Liabilities and Shareholders' Equity	$4,540,741			$4,521,463			$4,311,783

Net Interest Income and Net Yield on Interest-Earning Assets		$152,895	3.80%		$141,721	3.53%		$137,343	3.59%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Both interest income and interest expense fell compared to 2001 levels primarily as the result of the dramatic decrease in interest rates that began in 2001 and continued into 2002.  Earning asset yields, on a tax-equivalent basis, declined 77 basis points (0.77%) during 2002 to 6.66% from 7.43% registered in 2001, after decreasing from 7.87% in 2000.  The cost of funds for 2002 dropped 117 basis points (1.17%) below 2001 costs of 4.44%, after decreasing 37 basis points (0.37%) from 2000 costs of 4.81%.  Average earning assets were $4,294.5 million and average interest-bearing liabilities were $3,746.9 million for 2002, basically flat when compared to 2001 averages in both components.

Interest and fees on loans declined $22.3 million for 2002 compared to 2001 levels primarily as yields declined in the lower interest rate environment.  Loan yields fell 98 basis points (0.98%) during 2002 to 7.13% from 8.11% for 2001 after a decline of 39 basis points (0.39%) from the 2000 level.  Time and demand loan yields fell 149 basis points (1.49%) and the yields on home equity and personal lines of credit declined 163 basis points (1.63%) and 234 basis points (2.34%), respectively compared to the prior year.

The increase in average loan volumes was not enough to offset the reduced interest income caused by declining yields.  During 2002, the Corporation took advantage of the lower interest rate cycle and continued to change the mix of the loan portfolio.  Average mortgage loans declined as consumers refinanced their loans at near record levels.  The Corporation continued to offer competitive mortgage loans but generally sold them immediately after origination along with the related servicing rights.  Average commercial and municipal loans offset the decline in 1-4 family mortgage loans and grew $159.7 million, primarily in shorter term and variable rate lending.  The Corporation has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation was one of the top small business lenders in Pennsylvania during 2002 and 2001.

Interest income on investments declined $10.5 million for 2002 compared to 2001 primarily due to interest rate decreases.  Yields on investments for 2002 continued to decline, falling to 5.95% compared to 6.45% for 2001 and 6.88% for 2000.  All categories of interest income on investments were negatively impacted by interest rate changes with the largest decline registered in the U.S. Government Agency category, declining $8.3 million or 54 basis points (0.54%) for 2002 compared to 2001.  Prepayment speeds of mortgage backed securities ("MBS") continued to accelerate in 2002 as interest rates continued to decline.  Interest rate changes have a direct impact on prepayment speeds.  As interest rates increase, prepayments tend to decline and average lives of MBS increase.  As interest rates decrease, prepayment speeds tend to increase and average lives of MBS decline and accelerates the amount of premium amortization that is realized, further reducing the yields in current periods.  Using computer simulation modeling, the Corporation tests the average life and yield volatility

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of all MBS under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits.  The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. government and agency securities.

Interest on deposits dropped $39.6 million for 2002 compared to 2001 primarily due to decreases due to interest rates of $33.7 million.  The rate on savings deposits fell 106 basis points (1.06%) resulting in a decrease to interest expense of $7.7 million for 2002 compared to 2001, while the rate on time deposits for 2002 also declined, down 137 basis points (1.37%), compared to 2001 resulting in a decrease to interest expense of $21.8 million.  Although average deposits declined compared to 2001, the deposit mix changed as clients registered a preference for savings products which jumped $43.7 million or 6.4%, while time deposits dropped $135.5 million or 7.8% due to the continuing economic uncertainties.  Average demand deposit balances for 2002 also advanced, up $11.9 million over 2001 balances and represents the highest level in the Corporation's history.  This rise is due principally to the success of the Corporation's "High Performance Checking" product which was rolled out in 2002 and focuses on growing low cost deposits.

Interest expense on short-term borrowings decreased $5.2 million during 2002 primarily as a result of rate decreases of $6.7 million offset in part by volume increases of $1.5 million.  Average short-term borrowings rose by $39.7 million for 2002 compared to 2001 while the cost of short-term borrowings fell by 197 basis points (1.97%) compared to the prior year.  All categories of short-term borrowing costs declined year to year.

Interest expense on long-term debt increased $294 thousand for 2002 compared to the 2001 period as increases due to volume of $410 thousand were partially offset by decreases due to rate of $116 thousand.  Average long-term debt for 2002 rose by $7.2 million compared to 2001 as maturities were extended for short-term borrowings from the Federal Home Loan Bank to take advantage of the lower interest rate environment.  Long-term debt includes capital securities borrowings in the amount of $35 million, which were issued during 1999, bearing an interest rate of 9.50% and maturing in thirty years.  The proceeds were used by the Corporation in connection with the repurchase of common shares.  (See Note 15 to the financial statements for a description of the company obligated mandatorily redeemable capital securities of subsidiary trust.)

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets) improved to 3.80% for 2002, a rise of 27 basis points (0.27%) compared to 2001.  The year to year increase in the margin was due to the cost of funds declining more quickly than asset yields as interest rates fell to historic lows.  Continued pressure on net

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

interest income is anticipated by the Corporation despite active management of interest rate risk.  The Corporation's use of computer simiulation to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion.

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Year-to-Year Changes in Net Interest Income
	(Dollar Amounts in Thousands)
	2002 Change from 2001			2001 Change from 2000
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest-earning assets:
Time deposits with banks	$ (39)	$ (2)	$ (37)	$ (12)	$ 42	$ (54)
Securities	(10,526)	(1,950)	(8,576)	3,138	10,491	(7,353)
Federal funds sold	(486)	(473)	(13)	258	349	(91)
Loans	(22,272)	3,995	(26,267)	(6,375)	3,871	(10,246)
Total interest income	(33,323)	1,570	(34,893)	(2,991)	14,753	(17,744)
Interest-bearing liabilities:
Deposits	(39,593)	(5,925)	(33,668)	2,658	8,865	(6,207)
Short-term borrowings	(5,198)	1,486	(6,684)	(10,991)	(4,256)	(6,735)
Long-term debt	294	410	(116)	964	1,758	(794)
Total interest expense	(44,497)	(4,029)	(40,468)	(7,369)	6,367	(13,736)
Net interest income	$11,174	$ 5,599	$ 5,575	$ 4,378	$ 8,386	$(4,008)

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $12.2 million in 2002 compared to $11.5 million in 2001 and $10.0 million in 2000.  The allowance for credit losses was $34.5 million at December 31, 2002, which represents a ratio of 1.33% of average loans outstanding, down slightly from the 1.34% reported at December 31, 2001.  Net charge-offs for 2002 rose $945 thousand over 2001 levels.  The most significant components of this year to year change were increases in the following categories:  commercial loans not secured by real estate (up $1.0 million), secured by 1-4 family real estate (up $661 thousand) and other loans (up $925 thousand).  These increases were partially offset by decreases in commercial real estate loans of $985 thousand and revolving credit loans secured by 1-4 family real estate of $411 thousand.  Net charge-offs as a percent of average loans outstanding at December 31, 2002 were 0.46% compared to 0.43% and 0.40% at December 31, 2001 and 2000, respectively.  For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents an analysis of the consolidated allowance for credit losses for the five years ended December 31, 2002 (Dollar Amounts in Thousands):

	Summary of Loan Loss Experience

	2002	2001	2000	1999	1998

Loans outstanding at end of year	$2,608,634	$2,567,934	$2,490,827	$2,500,059	$2,374,850

Average loans outstanding	$2,597,862	$2,548,596	$2,503,036	$2,408,450	$2,439,436

Allowance for credit losses:
Balance, beginning of year	$ 34,157	$ 33,601	$ 33,539	$ 32,304	$ 25,932

Loans charged off:
Commercial, financial and agricultural	6,085	3,297	4,335	1,821	1,513
Loans to individuals	4,040	4,199	5,521	6,126	7,293
Real estate-construction	3	-0-	-0-	-0-	-0-
Real estate-commercial	1,315	2,300	130	427	812
Real estate-residential	2,065	1,818	874	1,035	690
Lease financing receivables	424	606	407	187	319
Total loans charged off	13,932	12,220	11,267	9,596	10,627

Recoveries of loans previously charged off:
Commercial, financial and agricultural	1,287	456	406	290	462
Loans to individuals	710	757	826	1,057	1,328
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	-0-	-0-	-0-	-0-	70
Real estate-residential	46	49	42	33	87
Lease financing receivables	5	19	25	1	3
Total recoveries	2,048	1,281	1,299	1,381	1,950
Net loans charged off	11,884	10,939	9,968	8,215	8,677
Provision charged to expense	12,223	11,495	10,030	9,450	15,049

Balance, end of year	$ 34,496	$ 34,157	$ 33,601	$ 33,539	$ 32,304

Ratios:
Net charge-offs as a percentage of average loans outstanding	0.46%	0.43%	0.40%	0.34%	0.36%
Allowance for credit losses as a percentage of average loans outstanding	1.33%	1.34%	1.34%	1.39%	1.32%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net securities gains declined $2.7 million during 2002 from the $3.3 million reported in 2001 and compared to $1.7 million in 2000.  The securities gains during 2002 resulted primarily from the sales of Pennsylvania bank stocks, U.S. Treasury securities and fixed rate corporate bonds classified as securities "available for sale" with book values of $1.1 million, $1.5 million and $3.0 million, respectively.  The securities gains during 2001 resulted primarily from the sale of fixed rate corporate bonds classified as "available for sale" and Pennsylvania bank stocks with book values of $37.4 million and $12.7 million respectively.  The securities gains recognized during 2000 were principally related to the sale of Pennsylvania bank stocks with a book value of $19.9 million.

Trust income of $5.0 million for 2002 was flat compared to 2001 following a $560 thousand decline from 2000.  Although fee revenue continues to be negatively impacted due to low market values, the enhanced referral programs and integrated growth plans for financial affiliates that have been initiated have helped to offset this trend.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the Total Solutions Financial Management ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits are the most significant component of non-interest income and increased $378 thousand for 2002 compared to 2001.  Increases in insufficient funds fees "NSF", bank club and account analysis   fees helped pace the year to year rise.  Standardization of service fee routines accomplished during conversion of the Corporation's deposit system during 2001, and added emphasis on collection of fees had a positive effect on fee revenue for 2002.  Service charges on deposits increased $598 thousand for 2001 compared to 2000 primarily as the result of increases in NSF and bank club fees.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

Insurance commissions grew $439 thousand for 2002 after increasing $1.2 million for 2001 from 2000 commissions of $2.0 million.  Insurance commissions for 2002 included increases in personal lines, annuities and employee benefit plans compared to 2001.  As part of the previously discussed TSFM process the Corporation's insurance subsidiary will continue to have expanded opportunities to meet the insurance needs of commercial clients.  In addition, the Corporation has developed "FOCUS", a financial planning tool designed to help clients prioritize and assess their financial needs.  The "FOCUS" concept results in a systematic approach covering a wide range of personal financial goals including appropriate insurance coverage.  This category should also be favorably impacted by the integration of First Commonwealth Financial Advisors into these advisory models.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income from bank owned life insurance was $4.7 million for 2002 compared to $4.6 million for 2001 which compared to $3.4 million for 2000.  The 2002 period included an additional investment in bank owned life insurance of $5.0 million compared to 2001 levels.  The 2001 period included an increase in income from bank owned life insurance of $1.2 million compared to 2000, resulting primarily from claim income and the impact of an additional $15.0 million investment during 2001.

Other income for 2002 was $11.7 million, representing a $1.2 million decrease compared to 2001 which followed a $2.4 million rise over the $10.5 million achieved in 2000.  The decline in other income for 2002 resulted from the sale of one of the Corporation's branches during 2001 which generated a gain of $767 thousand based on the premium on the sale of $10.4 million of deposits.  The 2001 period included $1.3 million of gains related to the sale of a branch and a block of 30 year mortgages as well as a gain from the termination of a subsidiary's defined benefit pension plan.  Other income for 2002 also included increases in merchant discount of $119 thousand and interchange income of $164 thousand.  Other income for the 2000 period included a gain on the sale of fixed assets of $515 thousand and increases in merchant discount of $401 thousand as well as a rise in MAC interchange fees of $628 thousand.

Total other operating expense for 2002 grew $20.4 million or 19.5% to $125.4 million compared to $105.0 million and $99.5 million for 2001 and 2000 respectively.  The increase in other operating expense for 2002 was primarily the result of nonrecurring charges for the previously described litigation settlement and corporate restructuring of $8.0 million and $6.1 million, respectively.  These restructuring charges resulted from the merger of the Corporation's banking subsidiaries, Southwest Bank and First Commonwealth Bank, which occurred in October, 2002.  Because of this merger, there was a consolidation of support functions with some staff positions being eliminated.  The personnel within the branches and relationship managers in corporate services continued to serve in the same capacity in order to ensure a smooth transition.  Employees whose positions were being eliminated were notified and continued to work in their positions for at least 60 days.  Notified employees had the opportunity to seek other positions within the Corporation or to receive a separation package based on years of service.  Also, related to the merger, the structure of all of the Boards of Directors and Board committees for the Corporation was realigned.  As a result of these activities, restructuring charges of $6.1 million are reported on the income statement for the 2002 period.  Ongoing savings from the restructuring are anticipated to be $4.1 million per year.  Other charges included during 2002 as a part of the restructuring related principally to writing off obsolete signs and supplies due to the name change under one charter and amounted to $420 thousand.  Also impacting other operating expense for the period were $1.8 million of costs incurred principally in the fourth quarter of 2002 associated with development of the First Commonwealth brand.  Total noninterest expense as a percent of average assets was 2.76% for 2002 compared to 2.32% for 2001.  Excluding the nonrecurring items (legal settlement and restructuring charges) as well as rebranding costs, this ratio would be 2.41% for 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Employee costs were $58.1 million in 2002, representing 1.28% of average assets compared to $54.5 million and 1.21% of average assets for 2001.  Employee costs for 2000 were $52.5 million and 1.22% of average assets.  Salary costs for the 2002 period increased $2.2 million or 5.1% compared to 2001 levels of $43.1 million.  Employee benefit costs rose $1.4 million or 12.4% for 2002 compared to 2001 with the largest increase being hospitalization costs (up $943 thousand or 24.7%).  Employee benefit costs increased $331 thousand for 2001 compared to the 2000 period and included increases in 401(k) plan expenses and employee stock ownership plan "ESOP" expenses which were partially offset by decreases of hospitalization costs.  The Corporation strives to provide quality employee benefits while effectively managing costs.

Net occupancy expense increased $230 thousand or 3.5% to $6.8 million during 2002 compared to $6.5 million for 2001 and $6.6 million for 2000.  Increases in building insurance, building rental costs and building repairs and maintenance in 2002 were only partially offset by declines in most other building expense categories.  Furniture and equipment expenses of $10.0 million for 2002 reflected increases of $920 thousand over 2001 levels resulting primarily from increases in depreciation on computer software and software maintenance offset in part by reduced equipment lease expense.  The 2001 period also included increases in depreciation on computer software and software maintenance compared to 2000.  Computer software depreciation and maintenance increases were principally related to the replacement of software utilized by the Corporation's data processing subsidiary to process loan and deposit accounts.  The 2002 period was also impacted, as a full year of depreciation as well as maintenance was incurred for systems placed in service during the later part of 2001.  The new application software has enabled the Corporation's banking subsidiary to provide enhanced products and services, including internet banking.  Technology advances continue to drive the ability of financial services companies to provide expanded services through traditional channels as well as non traditional and emerging delivery systems to meet the changing needs of our clients.

Outside data processing expense fell $1.2 million for the 2002 period to $2.1 million compared to $3.3 million for 2001 and 2000.  This category was positively impacted by the conversion of Southwest Bank from outsourced processing to that provided by a subsidiary of the Corporation.  Outside data processing costs are managed by the Corporation's data processing subsidiary along with management of internal data processing costs.  Outsourced data processing needs are evaluated based on technology, efficiency and cost considerations.

Adoption of FAS No. 142 resulted in no goodwill amortization for 2002 compared to $920 thousand for 2001 and $865 thousand for 2000.  Under the new pronouncement, goodwill amortization was discontinued January 1, 2002.  Goodwill is now subject to evaluation for impairment on an annual basis.

Other operating expenses for 2002 increased $3.8 million or 14.3% to $30.2 million for 2002 compared to $26.4 million for 2001 and the $24.0 million reported for 2000.  The 2002 period includes increased loss on sale of assets of $472 thousand, due primarily to the loss on sale of vehicles

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

previously leased, compared to 2001.  Other professional fees rose by $822 thousand over 2001 and included consulting fees related to implementation  of the Corporation's "Balanced Scorecard" performance measurement system, enhancements to product and customer profitability systems, corporate restructuring and common branding and identity.  Consultants are also being utilized to assist in the ongoing efforts to develop a world class sales culture and to generate new deposit dollars and relationships.  Corporate restructuring and movement towards a sales culture also impacted the decision to have employee benefit plans reviewed by outside specialists during 2002.  Advertising and promotions expenses rose a combined $2.3 million for the 2002 period due partially to expenditures related to the $1.8 million launch of the new Corporate brand and identity.  This exciting campaign is designed to educate and build enthusiasm among current as well as potential clients and the communities we serve.  Also impacting these categories were expenses incurred in the successful marketing campaign for free checking products introduced during 2002.  These products are expected to have a favorable impact on deposit growth, interest expense and service charge revenue in future periods as well as providing potential add-on sales of other financial products and services.  Expenditures for the branding efforts and marketing campaigns are expected to continue in 2003.

Included in other operating expense increases for 2001 compared to 2000 were increases in filing and recording fees, legal fees, other professional fees and telephone expense of $165 thousand, $216 thousand, $666 thousand and $352 thousand, respectively.  The 2001 period also included increases in losses on sale of leased vehicles and increased postage and printing costs related to privacy legislation and changes due to standardization during 2001 system conversions.  The 2001 period included decreases in insurance expense, Pennsylvania use tax, promotions and deferred loan origination costs compared to 2000 levels.

Other operating expense for the 2000 period included increases in collection and repossession expenses.  FDIC expense rose $180 thousand during 2000 due to standardization of insurance fund rates.  Other operating expenses for 2000 also included increases in advertising and promotions, express freight charges, charge card interchange and checkbook printing expenses which were partially offset by decreases in other professional fees, postage and printing costs.

Income tax expense was $8.9 million during 2002 representing a decrease of $6.4 million below the 2001 amount of $15.3 million and compared to $14.3 million in 2000.  The Corporation's effective tax rate was 17.0% for 2002 compared to 23.3% for 2001 and 23.2% for 2000.  Excluding the nonrecurring charges (litigation settlement and corporate restructuring) and rebranding costs, the Corporation's effective tax rate would have been 21.2% in 2002.  The Corporation's effective tax rate continues to be favorably impacted by tax-free income from securities and bank owned life insurance.

Liquidity

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  In the ordinary course of business, funds are generated from deposits (primary source) and the maturity or repayment of earning assets, such as securities

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

and loans.  As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank.  Additionally, the Corporation's banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements.  The sale of earning assets may also provide an additional source of liquidity.  In addition to the previously described funding sources, the Corporation also has the ability to access the capital markets.

Liquidity risk stems from the possibility that the Corporation may not be able to meet current or future financial obligations, or the Corporation may become overly reliant on alternative funding sources.  The Corporation maintains a liquidity risk management policy to manage this risk.  This policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements which comply with regulatory requirements.  The policy also includes a liquidity contingency plan to address funding needs to maintain liquidity under a variety of business conditions.  The Corporation's liquidity position is monitored by the "Asset/Liability Management Committee ("ALCO").

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  Deposits decreased $49.0 million in 2002 and included decreases in noninterest-bearing deposits and time deposits which were partially offset by increases in savings deposits.  Non-core deposits which are time deposits in denominations of $100 thousand or more represented 16.1% of total deposits at December 31, 2002.  Non-core deposits decreased by $7.6 million in 2002 and rose $41.9 million in 2001 due in part to changes in public funds balances.  The increase in non-core deposits during 2001 also included the issuance of brokered time deposits in the amount of $5.0 million.

Although the Corporation's primary source of funds remains traditional deposits from within the communities served by its banking subsidiary, future sources of deposits utilized could include the use of brokered time deposits offered outside the Corporation's traditional market area.  Time deposits of $100 thousand or more at December 31, 2002, 2001 and 2000 had remaining maturities as follows:

	Maturity Distribution of Large Certificates of Deposit (Dollar Amounts in Thousands)
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Remaining Maturity:
3 months or less	$ 97,862	20%	$133,017	27%	$358,112	79%
Over 3 months through 6 months	54,758	11	57,222	11	36,941	8
Over 6 months through 12 months	114,596	24	89,436	18	19,241	4
Over 12 months	222,486	45	217,643	44	41,088	9
Total	$489,702	100%	$497,318	100%	$455,382	100%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

Net loans increased $40.4 million during 2002 as commercial loans increased by $74.9 million and loans to individuals increased by $31.6 million compared to year-end 2001.  The 2002 period reflected decreases of $110.8 million in residential real estate loans, due in part to the continued runoff of the existing portfolio and sale of new loan production as the Corporation continued to change the mix of its loans.

Below is a schedule of loans by classification for the five years ended December 31, 2002:

	Loans by Classification (Dollar Amounts in Thousands)
	2002		2001		2000		1999		1998

Amount

		%

Amount

				%

Amount

						%

Amount

								%

Amount

										%
Commercial,financial, agricultural and other	$ 633,955	24%	$ 529,300	21%	$ 443,618	18%	$ 417,300	16%	$ 377,733	16%
Real estate-construction	20,998	1	14,727	1	37,146	2	41,734	2	33,097	1
Real estate-commercial	663,220	26	638,576	25	560,066	22	495,789	20	387,166	16
Real estate-residential	739,018	28	849,787	33	932,915	37	980,506	39	1,009,903	42
Loans to individuals	505,139	19	473,515	18	450,154	18	502,465	20	517,907	22
Net leases	47,110	2	63,326	2	68,975	3	65,893	3	56,423	3

Gross loans and leases	2,609,440	100%	2,569,231	100%	2,492,874	100%	2,503,687	100%	2,382,229	100%
Unearned income	(806)		(1,297)		(2,047)		(3,628)		(7,379)
Total loans, and leases
net of unearned income	$2,608,634		$2,567,934		$2,490,827		$2,500,059		$2,374,850

An additional source of liquidity is marketable securities that the Corporation holds in its investment portfolio.  These securities are classified as "securities available for sale".  While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of December 31, 2002, securities available for sale had an amortized cost of $1,443 million and an approximate fair value of $1,483 million.  Gross unrealized gains were $41.8 million and gross unrealized losses were $2.0 million.

Based upon the Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity.  Below is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2002:

	Maturity Distribution of Securities Held to Maturity (Dollar Amounts in Thousands)
	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*
Within 1 year	$ 5,056	$ 3,991	$13,057	$ 22,104	6.11%
After 1 but within 5 years	15,031	10,809	9,377	35,217	6.76
After 5 but within 10 years	17,231	34,298	-0-	51,529	6.92
After 10 years	41,217	47,771	-0-	88,988	5.32
Total	$78,535	$96,869	$22,434	$197,838	6.08%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

	Maturity Distribution of Securities Available for Sale At Amortized Cost (Dollar Amounts in Thousands)
	U.S. Treasury, and other U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*
Within 1 year	$ 499	$ 2,527	$ 69,190	$ 72,216	6.31%
After 1 but within 5 years	177,755	5,971	59,517	243,243	4.82
After 5 but within 10 years	133,075	8,977	13,411	155,463	5.21
Over 10 years	664,421	98,461	209,197	972,079	5.63
Total	$975,750	$115,936	$351,315	$1,443,001	5.48%

* Yields are calculated on a tax-equivalent basis.

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates or equity prices.  The Corporation's market risk is composed primarily of interest rate risk.  Interest rate risk results principally from timing differences in the repricing of assets and liabilities, changes in the relationship of rate indices and the potential exercise of free standing or embedded options.

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances.  While no single number can accurately described the impact of changes in interest rates on net interest income, interest rate sensitivity positions, or "gaps", when measured over a variety of time periods, can be informative.

An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period.  If interest-sensitive assets ("ISA") exceed interest-sensitive liabilities ("ISL") during a prescribed time period, a positive gap results.  Conversely, when ISL exceeds ISA during a time period, a negative gap results.

The cumulative gap at the 365 day repricing period was negative in the amount of $300 million or 6.63% of total assets at December 31, 2002.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings and when interest rates rise, a negative gap should tend to affect earnings negatively.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 2002 and 2001 (Dollar Amounts in Thousands):

	2002
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans............................... ....................................	$ 962,398	$ 157,172	$295,273	$1,414,843
Investments.........................	292,206	162,578	262,287	717,071
Other interest-earning assets.......	1,973	-0-	-0-	1,973

Total interest-sensitive assets....	1,256,577	319,750	557,560	2,133,887

Certificates of deposits............	354,625	170,687	263,882	789,194
Other deposits......................	1,172,538	-0-	-0-	1,172,538
Borrowings..........................	469,735	905	1,483	472,123
Total interest-sensitive liabilities......................	1,996,898	171,592	265,365	2,433,855
Gap..............................	$ (740,321)	$148,158	$292,195	$ (299,968)

ISA/ISL.............................	0.63	1.86	2.10	0.88
Gap/Total assets....................	(16.36%)	3.27%	6.46%	(6.63%)

	2001
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans...............................	$ 839,279	$ 155,276	$276,760	$1,271,315
Investments.........................	154,327	90,890	180,001	425,218
Other interest-earning assets.......	4,250	-0-	-0-	4,250

Total interest-sensitive assets....	997,856	246,166	456,761	1,700,783

Certificates of deposits............	329,825	284,518	407,188	1,021,531
Other deposits......................	1,090,160	-0-	-0-	1,090,160
Borrowings..........................	430,189	350	750	431,289
Total interest-sensitive liabilities......................	1,850,174	284,868	407,938	2,542,980
Gap..............................	$ (852,318)	$ (38,702)	$ 48,823	$ (842,197)

ISA/ISL.............................	0.54	0.86	1.12	0.67
Gap/Total assets....................	(18.60%)	(0.84%)	1.07%	(18.37%)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Sensitivity (Continued)

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and as a result may not accurately predict the impact of changes in general levels of interest rates or net interest income.  This is exemplified as the gap analysis shows the Corporation's earnings to be negatively impacted by rising rates, but computer modeling indicates that rising rates would have a favorable impact on earnings.  Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling.  The income simulation model used by the Corporation captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates.  These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions.  The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates.  The Corporation is then better able to implement strategies which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase.  The repricing strategies for loans would be inversely related.

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period.  Simulations are prepared under the base case where interest rates remain flat, and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or a 100 basis point movement downward which cannot result in more than a 7.5% change or 5.0% change, respectively, in net interest income when compared to the base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level.  These policy guidelines were changed from simulating a 300 basis point (3.00%) rise and a 300 basis point (3.00%) decline from the base case which could not result in more than a 7.5% change in net interest income, either up or down because the probability of interest rates declining by 300 basis points over the next 12 months is not likely.  The analysis at December 31, 2002 indicated that a 300 basis point (3.00%) increase in interest rates would increase net interest income 208 basis points (2.08%) above the base case scenario and a 100 basis point (1.00%) decline in interest rates would decrease net interest income by 276 basis points (2.76%) below the base case scenario, over the next twelve months, both within policy limits.

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

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2002, were as follows (Dollar Amounts in Thousands):

	Within One Year	One to 5 Years	After 5 Years	Total
Commercial and industrial	$198,444	$ 98,978	$ 99,897	$ 397,319
Financial institutions	-0-	175	300	475
Real estate-construction	7,309	3,495	10,194	20,998
Real estate-commercial	44,317	114,224	504,679	663,220
Other	22,222	29,069	184,870	236,161
Totals	$272,292	$245,941	$799,940	$1,318,173

Loans at fixed interest rates		$116,744	$205,679
Loans at variable interest rates		129,197	594,261
Totals		$245,941	$799,940

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

The lending policy provides limits for individual and bank committees lending authorities.  In addition to the bank loan approval process, requests for borrowing relationships which will exceed one million dollars must also be approved by the Corporation's Credit Committee.  This Committee consists of a minimum of three members of the Corporation's Board of Directors.  The Corporation has an additional level of approval for credit relationships between $500 thousand and $1.0 million.  This procedure requires approval of those credits by a committee consisting of senior lenders of the Corporation.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Review (Continued)

The Corporation maintains an allowance for credit losses at a level deemed sufficient to absorb losses which are inherent in the loan and lease portfolios at each balance sheet date.  Management reviews the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include a specific allowance for primary watch list classified loans, a formula allowance based on historical trends, an additional allowance for special circumstances and an unallocated allowance.

While the Corporation consistently applies the following comprehensive methodology and procedure described in Note 1 "Accounting Policies," allowance for credit loss methodologies incorporate management's current judgments about the credit quality of the loan portfolio as well as collection probabilities for problem credits.  Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicate changes in the expected future cash flows or changes in economic conditions.  The allowance for credit losses and the provision for credit losses are significant elements of the Corporation's financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis.  In addition, the Corporation maintains a system of internal controls which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures as well as generally accepted accounting principals.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Review (Continued)

Since all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual credit or groups of credits, and the entire allowance is available to absorb any and all credit losses.  For analytical purposes, the following table sets forth an allocation of the allowance for credit losses at December 31 according to the categories indicated.  Management feels the unallocated portion of the reserve is necessary due to the uncertain economic and geo-political environment and its impact on a variety of sectors such as health care, lodging and energy.

	Allocation of the Allowance for Credit Losses (Dollar Amounts in Thousands)

	2002	2001	2000	1999	1998
Commercial, industrial, financial, agricultural and other	$ 7,856	$ 6,315	$ 6,263	$ 6,321	$ 4,375
Real estate-construction	600	432	643	831	414
Real estate-commercial	7,201	9,808	9,064	7,675	5,119
Real estate-residential	5,294	7,379	10,211	9,928	10,319
Loans to individuals	3,035	3,845	4,938	5,131	5,223
Lease financing receivables	259	401	638	586	512
Unallocated	10,251	5,977	1,844	3,067	6,342
Total	$34,496	$34,157	$33,601	$33,539	$32,304

Allowance as percentage of average total loans	1.33%	1.34%	1.34%	1.39%	1.32%

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

	Nonperforming and Impaired Assets and Effect on Interest Income Due to Nonaccrual (Dollar Amounts in Thousands)

	2002	2001	2000	1999	1998
Loans on nonaccrual basis	$23,450	$22,899	$10,698	$12,765	$ 9,677
Past due loans	14,774	17,781	22,086	15,815	15,780
Renegotiated loans	207	832	2,263	62	64
Total nonperforming loans	$38,431	$41,512	$35,047	$28,642	$25,521

Nonperforming loans as a percentage of total loans	1.47%	1.62%	1.41%	1.15%	1.07%

Allowance as percentage of nonperforming loans	89.76%	82.28%	95.87%	117.10%	126.58%

Other real estate owned	$ 1,651	$ 1,619	$ 1,661	$ 1,707	$ 2,370

Gross income that would have been recorded at original rates	$ 1,542	$ 1,422	$ 750	$ 724	$ 961

Interest that was reflected in income	286	750	333	458	286

Net reduction to interest income due to nonaccrual	$ 1,256	$ 672	$ 417	$ 266	$ 675

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Review (Continued)

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

Nonperforming loan levels at December 31, 2002 decreased $3.1 million compared to 2001 levels as decreases in past due loans and renegotiated loans were slightly offset by an increase in nonaccrual loans.  Nonaccrual loans include two significant credits in both periods.  The largest credit ($6.2 million) carries an 80% guaranty of U.S. government agency.  While approximately $2.9 million is expected to be collected in the second quarter of 2003 as a sale of the underlying assets is pending, the remaining balance should be resolved early in the third quarter of 2003.  The second credit, which was $5.9 million at year-end 2001, continues to be resolved through the liquidation of collateral and exercising other remedies.  The balance outstanding at December 31, 2002 for this credit was $3.2 million.  While the final resolution of this credit is uncertain, management's estimate of the potential loss on this credit is reserved.

Past due loans for the 2002 period decreased $3.0 million compared to the corresponding period of 2001 and included decreases in all major categories including loans secured by residential real estate (down $814 thousand), commercial real estate (down $999 thousand) and other loans (down $865 thousand).  Renegotiated loans also fell, decreasing by $625 thousand for the 2002 period.  Nonperforming loans as a percentage of total loans was 1.47% at December 31, 2002, down from the 1.62% reported at December 31, 2001.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  The Corporation has a "Watchlist Committee" which includes credit workout officers of the bank and meets bi-weekly to review watchlist credits for workout progress or deterioration.  Loan loss adequacy and the status of significant nonperforming credits are monitored on a quarterly basis by a committee made up of senior officers of the bank and parent company.  These committees were established to provide additional internal monitoring and analysis in addition to that provided by the Credit Committees of the bank and parent company.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements and its previously described committee structure.  Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.  Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

Capital Resources

Equity capital stood at $401.4 million at December 31, 2002, a $31.3 million rise compared to December 31, 2001.  Dividends declared reduced equity by $35.6 million during 2002 as dividends were increased over 2001

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources (Continued)

levels.  The retained net income of $7.9 million remained in permanent capital to fund future growth and expansion.  Long-term debt payments and fair value adjustments to unearned ESOP shares increased equity by $1.2 million.  The market value adjustment to securities available for sale increased equity by $17.1 million in 2002.  Amounts paid to fund the discount on reinvested dividends reduced equity by $637 thousand.  Proceeds from the issuance of treasury shares to provide for stock options exercised increased equity by $5.5 million during 2002, while the tax benefit related to the stock options, increased equity by $224 thousand.

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

Risk Management

In the normal course of business the Corporation assumes various types of risk.  The Corporation has identified twenty-six standard risks which have been summarized into seven major risk categories.  The seven major risk categories include credit risk, market risk, liquidity risk, compliance/legal risk, operational risk, reputation risk and strategic risk.  Credit risk, market risk and liquidity risk are discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations section.  The remaining major risk categories are defined as follows:  compliance/legal risk - arises from violations of, or non-compliance with laws, rules, regulations, prescribed practices, or ethical standards; operational risk - threat created by inadequate information systems, operational problems, weak internal control systems, fraud, or any other unforeseen catastrophes; reputation risk - the risk to earnings or capital arising from negative public opinion; and strategic risk - this risk arises from adverse business decisions or improper implementation of those decisions.  These factors and others could impact the Corporation's business, financial condition and results of operation.

Corporate management has taken strong and wide-ranging actions to enhance the awareness of and proactively manage risk within the Corporation.  In addition to establishing a comprehensive policy and procedure manual that is updated and regularly communicated throughout the Corporation, the Senior Vice President, Risk Management, an executive officer level position, oversees all aspects of the risk process.  Our committee structure embraces a risk management culture, which begins with the Risk Committee that provides oversight and monitoring of key risk areas.  The

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Management (Continued)

Risk Committee, which is chaired by the Senior Vice President, Risk Management, and has representation from all of the disciplines across the organization, meets to discuss and assess current risks and emerging risks as well as to identify solutions and mitigants.  Credit quality and loan loss adequacy issues are addressed by the Credit Quality, Watch List and Loan Loss Reserve committees.  Additional committees include Security which is responsible for coordinating the security program, Privacy which focuses on safeguarding client information, ALCO which monitors interest rate and liquidity risks and Disclosure which evaluates internal controls regarding information utilized in certain regulatory reports as well as reviewing those reports and the disclosure process to ensure that disclosures are timely, complete and accurate.

The Risk Department has specific procedures to analyze and quantify risks in the seven major risk categories.  Gaps between inherent risks and mitigants are quantified and reviewed by the Risk Committee, while management continually reviews the mitigants and controls to ensure their continuity with internal audit validating their existence and effectiveness.  Risk gaps are compiled to develop a risk rating, which is incorporated into the balanced scorecard measure and is reported to the Board of Directors.  An analytical review of key indicators, both monetary and non-monetary, as well as other current information that may become available through discussions with management serves as an early warning system to detect potential deteriorating internal controls.  All new initiatives and products are subject to a risk assessment prior to being presented for implementation.  An annual assessment of risk is also performed to identify potential threat areas to our computer systems.  Our Internal Audit staff performs routine and consistent information technology reviews of identified risk areas, security measures, and control processes.  In addition, the Corporation annually retains outside experts to test potential high-risk areas such as Internet based processes.

With these processes in place the Corporation believes that its objective of establishing a risk culture that identifies, measures, controls and monitors events or actions that may adversely affect our organization has been achieved.  Our goal is not to eliminate risk but to understand fully the risk the Corporation is assuming and appropriately manage those risks.

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

Inflation and Changing Prices (Continued)

institution is substantially different from an industrial corporation in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in general price levels.  Examples of monetary items include cash, loans and deposits.  Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes.  Examples of nonmonetary items are premises and equipment.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands)

	December 31,
	2002	2001
ASSETS
Cash and due from banks........................................	$ 81,114	$ 98,130
Interest-bearing bank deposits.................................	1,973	4,250
Securities available for sale, at market.......................	1,482,771	1,469,118
Securities held to maturity, at amortized cost, (Market value $204,887 in 2002 and $298,643 in 2001).........	197,838	293,290

Loans..........................................................	2,609,440	2,569,231
Unearned income.............................................	(806)	(1,297)
Allowance for credit losses.................................	(34,496)	(34,157)
Net loans.............................................	2,574,138	2,533,777

Premises and equipment.........................................	45,730	46,366
Other real estate owned........................................	1,651	1,619
Goodwill.......................................................	8,131	6,539
Amortizing intangibles, net....................................	29	232
Other assets...................................................	131,368	130,209

Total assets...................................	$4,524,743	$4,583,530

LIABILITIES
Deposits (all domestic):
Noninterest-bearing.........................................	$ 377,466	$ 412,695
Interest-bearing............................................	2,666,658	2,680,455
Total deposits........................................	3,044,124	3,093,150

Short-term borrowings..........................................	469,065	427,736
Other liabilities..............................................	30,230	28,358

Company obligated mandatorily redeemable capital securities of subsidiary trust......................	35,000	35,000
Other long-term debt...........................................	544,934	629,220

Total long-term debt..................................	579,934	664,220
Total liabilities..............................	4,123,353	4,213,464

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued......................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shared authorized; 62,525,412 shares issued in 2002 and 2001; 58,962,543 shares outstanding in 2002 and 58,451,624 shares outstanding in 2001	62,525	62,525
Additional paid-in capital.....................................	64,885	66,176
Retained earnings..............................................	296,165	288,219
Accumulated other comprehensive income.........................	25,851	8,703
Treasury stock (3,562,869 and 4,073,788 shares at December 31, 2002 and 2001, respectively at cost)..................................	(44,981)	(51,431)
Unearned ESOP shares...........................................	(3,055)	(4,126)
Total shareholders' equity............................	401,390	370,066
Total liabilities and shareholders' equity.....	$4,524,743	$4,583,530

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIRIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Interest Income
Interest and fees on loans.........................	$ 179,901	$ 202,173	$ 208,548
Interest and dividends on investments:
Taxable interest.................................	84,137	93,961	89,723
Interest exempt from Federal income taxes........	9,520	9,534	9,638
Dividends........................................	1,973	2,661	3,657
Interest on Federal funds sold.....................	6	492	234
Interest on bank deposits..........................	31	70	82
Total interest income............................	275,568	308,891	311,882

Interest Expense
Interest on deposits...............................	78,572	118,165	115,507
Interest on short-term borrowings..................	6,029	11,227	22,218
Interest on mandatorily redeemable capital securities of subsidiary trust.................................	3,325	3,325	3,325
Interest on other long-term debt...................	34,747	34,453	33,489
Total interest on long-term debt.................	38,072	37,778	36,814
Total interest expense.........................	122,673	167,170	174,539

Net interest income............................	152,895	141,721	137,343
Provision for credit losses........................	12,223	11,495	10,030

Net interest income after provision for credit losses..............................................	140,672	130,226	127,313

Other Income
Securities gains...................................	642	3,329	1,745
Trust income.......................................	5,008	4,995	5,555
Service charges on deposits........................	11,538	11,160	10,562
Insurance commissions..............................	3,631	3,192	1,951
Income from bank owned life insurance..............	4,711	4,618	3,419
Other income.......................................	11,676	12,930	10,451
Total other income...............................	37,206	40,224	33,683

Other Expenses
Salaries and employee benefits.....................	58,149	54,521	52,529
Net occupancy expense..............................	6,750	6,520	6,577
Furniture and equipment expense....................	9,970	9,050	8,154
Data processing expense............................	2,124	3,296	3,310
Pennsylvania shares tax expense....................	3,937	3,825	3,495
Goodwill amortization..............................	-0-	920	865
Intangible amortization............................	203	490	498
Litigation settlement..............................	8,000	-0-	-0-
Restructuring charges..............................	6,140	-0-	-0-
Other operating expenses...........................	30,168	26,385	24,033
Total other expenses.............................	125,441	105,007	99,461

Income before income taxes.....................	52,437	65,443	61,535
Applicable income taxes............................	8,911	15,254	14,289
Net Income.....................................	$ 43,526	$ 50,189	$ 47,246

Average Shares Outstanding...........................	58,409,614	57,885,478	57,558,929
Average Shares Outstanding Assuming Dilution.........	58,742,018	58,118,057	57,618,671

Per Share Data:
Basic Earnings Per Share...........................	$0.75	$0.87	$0.82
Diluted Earnings Per Share.........................	$0.74	$0.86	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIRIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
Balance at December 31, 1999..	$62,525	$ 68,330	$257,773	$(40,304)	$(55,448)	$(6,193)	$ 286,683

Comprehensive income
Net income..............	-0-	-0-	47,246	-0-	-0-	-0-	47,246
Other comprehensive income, net of tax: Unrealized holding gains(losses) on securities arising during the period.............	-0-	-0-	-0-	33,630	-0-	-0-	33,630
Less: reclassification adjustment for gains on securities included in net income................	-0-	-0-	-0-	(1,134)	-0-	-0-	(1,134)
Total other comprehensive income...............	-0-	-0-	-0-	32,496	-0-	-0-	32,496
Total comprehensive income....................	-0-	-0-	47,246	32,496	-0-	-0-	79,742
Cash dividends declared..	-0-	-0-	(32,850)	-0-	-0-	-0-	(32,850)
Decrease in unearned ESOP shares...	-0-	(113)	-0-	-0-	-0-	906	793
Discount on dividend reinvestment plan purchases..........	-0-	(593)	-0-	-0-	-0-	-0-	(593)
Treasury stock acquired..	-0-	-0-	-0-	-0-	(873)	-0-	(873)
Treasury stock reissued..	-0-	(476)	-0-	-0-	1,655	-0-	1,179
Tax benefit of stock options.........	-0-	75	-0-	-0-	-0-	-0-	75
Balance at December 31, 2000.....	62,525	67,223	272,169	(7,808)	(54,666)	(5,287)	334,156

Comprehensive income Net income..............	-0-	-0-	50,189	-0-	-0-	-0-	50,189
Other comprehensive income, net of tax: Unrealized holding gains(losses) on securities arising during the period...............	-0-	-0-	-0-	18,639	-0-	-0-	18,639
Less: reclassification adjustment for gains on securities included in net income...........	-0-	-0-	-0-	(2,128)	-0-	-0-	(2,128)
Total other comprehensive income....................	-0-	-0-	-0-	16,511	-0-	-0-	16,511
Total comprehensive income....................	-0-	-0-	50,189	16,511	-0-	-0-	66,700
Cash dividends declared..	-0-	-0-	(34,139)	-0-	-0-	-0-	(34,139)
Decrease in unearned ESOP shares....................	-0-	31	-0-	-0-	-0-	1,161	1,192
Discount on dividend reinvestment plan purchases...............	-0-	(612)	-0-	-0-	-0-	-0-	(612)
Treasury stock reissued..	-0-	(735)	-0-	-0-	3,235	-0-	2,500
Tax benefit of stock options...................	-0-	269	-0-	-0-	-0-	-0-	269
Balance at December 31, 2001	62,525	66,176	288,219	8,703	(51,431)	(4,126)	370,066

Comprehensive income Net income..............	-0-	-0-	43,526	-0-	-0-	-0-	43,526
Other comprehensive income, net of tax: Unrealized holding gains(losses) on securities arising during the period................	-0-	-0-	-0-	17,542	-0-	-0-	17,542
Less: reclassification adjustment for gains on securities included in net income............	-0-	-0-	-0-	(394)	-0-	-0-	(394)
Total other comprehensive income....................	-0-	-0-	-0-	17,148	-0-	-0-	17,148
Total comprehensive income....................	-0-	-0-	43,526	17,148	-0-	-0-	60,674
Cash dividends declared..	-0-	-0-	(35,580)	-0-	-0-	-0-	(35,580)
Decrease in unearned ESOP shares....................	-0-	86	-0-	-0-	-0-	1,071	1,157
Discount on dividend reinvestment plan purchases...............	-0-	(637)	-0-	-0-	-0-	-0-	(637)
Treasury stock reissued..	-0-	(964)	-0-	-0-	6,450	-0-	5,486
Tax benefit of stock options...................	-0-	224	-0-	-0-	-0-	-0-	224
Balance at December 31, 2002	$62,525	$ 64,885	$296,165	$ 25,851	$(44,981)	$(3,055)	$ 401,390

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Years Ended December 31,
	2002	2001	2000
Operating Activities
Net income...........................................	$ 43,526	$ 50,189	$ 47,246
Adjustments to reconcile net income to net cash provided by Operating activities:
Provision for credit losses........................	12,223	11,495	10,030
Depreciation and amortization......................	7,360	7,760	7,480
Net gains on sales of assets.......................	(498)	(4,169)	(1,929)
Income from increase in cash surrender value of bank owned life insurance........................................	(4,711)	(4,618)	(3,419)
Decrease (increase) in interest receivable.........	2,860	3,559	(932)
Increase (decrease) in interest payable............	(2,280)	(19,387)	7,620
Increase (decrease) in income taxes payable........	(2,754)	3,491	255
Change in deferred taxes...........................	(594)	(831)	1,533
Other-net..........................................	2,408	(1,165)	(1,751)
Net cash provided by operating activities........	57,540	46,324	66,133

Investing Activities
Transactions with securities held to maturity:
Sales..............................................	-0-	-0-	-0-
Maturities and redemptions.........................	110,769	133,666	67,735
Purchases of investment securities.................	(15,266)	(28,772)	(17,458)
Transactions with securities available for sale:
Sales..............................................	15,328	85,737	22,391
Maturities and redemptions.........................	545,791	497,640	108,636
Purchases of investment securities.................	(547,799)	(785,610)	(173,514)
Proceeds from sales of loans and other assets........	102,225	90,241	36,482
Investment in bank owned life insurance..............	(5,000)	(15,000)	(15,000)
Net decrease (increase) in interest-bearing bank deposits...............................................	2,278	(3,823)	790
Net increase in loans................................	(154,614)	(178,465)	(36,435)
Purchases of premises and equipment..................	(6,382)	(7,886)	(7,736)
Net cash provided (used) by investing activities...	47,330	(212,272)	(14,109)

Financing Activities
Proceeds from issuance of other long-term debt.......	18,200	9,500	89,900
Repayments of other long-term debt...................	(101,425)	(974)	(70,493)
Discount on dividend reinvestment plan purchases.....	(637)	(612)	(593)
Dividends paid.......................................	(35,208)	(33,809)	(32,553)
Net increase (decrease) in Federal funds purchased...	(56,650)	91,425	13,875
Net increase (decrease) in other short-term borrowings.............................................	97,980	64,138	(166,531)
Sale of branch and deposits, net of cash received....	-0-	(9,591)	-0-
Stock option tax benefit.............................	224	269	75
Acquisition of treasury stock........................	-0-	-0-	(873)
Reissuance of treasury stock.........................	4,656	2,500	326
Net increase (decrease) in deposits..................	(49,026)	39,384	115,318
Net cash provided (used) by financing activities...	(121,886)	162,230	(51,549)
Net increase (decrease) in cash and cash equivalents............................................	(17,016)	(3,718)	475

Cash and cash equivalents at January 1............... .......................................................	98,130	101,848	101,373
Cash and cash equivalents at December 31.............	$ 81,114	$ 98,130	$101,848

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

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

Through its subsidiaries which include one commercial bank, a nondepository trust company, insurance agency and financial advisor, the Corporation provides a full range of loan, deposit, trust, insurance and financial advisory services primarily to individuals and small to middle-market businesses in eighteen counties in central and western Pennsylvania.  Under current conditions, the Corporation is reporting one business segment.

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

Reclassifications

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2002.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

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

Mortgage Servicing Rights

When the Corporation purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the Corporation measures the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 1--Statement of Accounting Policies (Continued)

Mortgage Servicing Rights (Continued)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 1--Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

The allowance for primary watch list classified loans addresses those loans maintained on the Corporation's primary watch list which are assigned a rating of substandard, doubtful or loss.  Substandard loans are those with a well-defined weakness or a weakness which jeopardizes the repayment of the debt.  A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity.  Loans for which repayment plans have not been met or collateral equity margins do not protect the Corporation may also be classified as substandard.  Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable.  Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined.  Loans rated as doubtful in whole or in part are placed in nonaccrual status.  Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses at the next meeting of the Corporation's Credit Committee after placement in this category.  There were no loans classified as loss on the primary watch list as of December 31, 2002.

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

The allowance based on historical trends uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios.  The historical loss experience percentage is based on the charge-off history for the greater of the eight most recent quarters or the twenty most recent quarters.  Historical loss experience percentages are applied to non-classified loans from the primary watch list, as well as all other loans and leases which are not on the watch list, to obtain the portion of the allowance for credit losses which is based on historical trends.  Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.  Loan balances are also adjusted for unearned discount on installment loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

The additional allowance for special circumstances provides management with the opportunity to estimate additional potential allowance amounts which may be needed to cover specific factors.  The specific factors that management currently evaluates consist of portfolio risk or concentrations of credit, off balance sheet risk, economic conditions and management or staff considerations.  Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency, unusual repossession activities or large levels of unsecured loans in a portfolio.

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

Bank-Owned Life Insurance

The Corporation purchased insurance on the lives of certain groups of employees.  The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care.  Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income.  The cash surrender value of bank-owned life insurance is reflected in "other assets" on the Consolidated Balance Sheets in the amount of $92,644 and $84,788 at December 31, 2002 and 2001, respectively.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset.  Charges for maintenance and repairs are expensed as incurred.  Where a lease is involved, amortization is charged over the term of the lease or the estimated useful life of the improvement, whichever is shorter.  The Corporation records computer software in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").  The statement identifies the following three stages of software development:  the preliminary project stage, the application development stage and the post-implementation stage.  In

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 1--Statement of Accounting Policies (Continued)

Premises and Equipment (Continued)

compliance with SOP 98-1, the Corporation expenses costs incurred during the preliminary project stage and capitalizes certain costs incurred during the application development stage.  Once software is in operation, maintenance costs are expensed over the maintenance period while upgrades which result in additional functionality or enhancement are capitalized.  Training and data conversion costs are expensed as incurred.  Capitalized costs are amortized on a straight-line basis over a period of 3-7 years, depending on the life of the software license.

Business Combinations

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("FAS No. 141") which required the purchase method of accounting for business combinations initiated after June 30, 2001.  Under the purchase method, net assets of the business acquired are recorded at their estimated fair value as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill.   Results of the acquired business are included in the income statement from the date of the acquisition.

Goodwill and Other Intangible Assets

The Corporation adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), effective January 1, 2001.  FAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives, including goodwill recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives.  (For additional information regarding the impact of the adoption of FAS No. 142 see Note 4.)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 1--Statement of Accounting Policies (Continued)

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
Years Ended December 31, 2002, 2001 and 2000

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

Employee Stock Option Plan

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS No. 148").  FAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123") to provide alternative methods of a voluntary transition to FAS No. 123's fair value method of accounting for stock-based employee compensation.  FAS No. 148 also amends the disclosure provisions of FAS No. 148 and APB Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  FAS No. 148 does not amend FAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of the statement apply to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").  FAS No. 148 amendments of the transition and annual disclosure requirements of FAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  Implementation of FAS No. 148 did not have a material impact on the Corporation's financial condition or results of operations.

FAS No. 123 defines a method of measuring stock-based compensation, such as stock options granted, at an estimated fair value.  FAS No. 123 also permits the continued measurement of stock based compensation under provisions of APB 25.  As permitted under FAS No. 123, the Corporation has elected to use the intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 was implemented.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Option Plan (Continued)

Generally expenses are easily measured as of the date they are incurred.  At some point the Corporation must pay cash to cover these expenses.  This is not the case with the methodology for expensing stock options.  The amount expensed for the purposes of this disclosure is equivalent to a theoretic value calculated on the date the option was granted.  Calculating a value of the option at the grant date requires a variety of assumptions which may have little to do with the actual realization of value by the option holder.  In fact, many of the options are forfeited or expire for a variety of reasons without ever being exercised.

Additionally, valuation models operate under the assumption that the options are similar to those that are actively traded.  In reality they are not marketable.  Also there exists times where executives are unable to exercise their options due to trading restrictions.  This limits the ability of certain option holders to benefit from some periods of volatility.  Changes in the assumptions used could affect the estimated impact of the stock options and this disclosure.

The variety of methodologies and assumptions permitted to be used by each reporting company gives rise to a high degree of subjectivity in estimating the impact of the options.  Management is concerned that due to the lack of uniformity and variations in assumptions, there may not be reasonable comparability between institutions.

Had compensation cost for the Corporation's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FAS No. 123, the Corporation's net income would have been reduced on a pro forma basis by $2,278, $1,978 and $116 for 2002, 2001 and 2000, respectively.  Basic earnings per share on a pro forma basis would have declined $0.04 per share for 2002 and 2001 and $0.00 per share for 2000 while diluted earnings per share would have declined over the same periods by $0.04 per share, $0.03 per share and $0.00 per share.  See Note 22 for additional information.  Pro forma amounts are shown below:

	2002		2001		2000

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net Income	$43,526	$41,248	$50,189	$48,211	$47,246	$47,130
Basic earnings per share	$ 0.75	$ 0.71	$ 0.87	$ 0.83	$ 0.82	$ 0.82
Diluted earnings per share	$ 0.74	$ 0.70	$ 0.86	$ 0.83	$ 0.82	$ 0.82

Derivative Instruments and Hedging Activities

FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB No. 133"), as amended, established accounting and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 1--Statement of Accounting Policies (Continued)

Derivative Instruments and Hedging Activities (Continued)

reporting standards for derivative instruments and for hedging activities which requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge.  If a derivative qualifies as a hedge, a company can elect to use hedge accounting to eliminate or reduce income statement volatility that would arise from reporting changes in a derivative's fair value in income.

The Corporation currently has no freestanding derivative or hedging instruments.  Management reviews contracts from various functional areas of the Corporation to identify potential derivatives embedded within selected contracts.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Corporation has intent to sell to an outside investor.  Due to the short-term nature of these loan commitments (30 days or less) and the minimal historical dollar amount of commitments outstanding, the corresponding impact on the Corporation's financial condition and results of operation has not been material.

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

New Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("FAS No. 143").  The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life.  The standard is effective for fiscal years beginning after June 15, 2002 and implementation is not expected to have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS No. 145").  FAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in Opinion 30 will now be used to classify those gains and losses.  This statement also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  FAS No.145 was effective for transactions occurring after May 15, 2002.  Implementation of FAS No. 145 did not have a material impact on the Corporation's financial condition or results of operations.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146").  FAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Upon adoption, FAS No. 146 is not expected to have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB No. 9" ("FAS No. 147").  FAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both FASB Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and No. 142.  As a result, the requirement in FASB Statement No. 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable asset no longer applies to acquisitions within the scope of this statement.  In addition, this statement amends FASB Statement No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that FASB Statement No. 144 requires for other long-lived assets that are held and used.  The provisions of FAS No. 147 were effective October 1, 2002.  Implementation of FAS No. 147 did not have any impact on the Corporation's financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others."  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and requires disclosure of the nature of the guarantee, the maximum potential of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligation under the guarantee.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 clarifies the requirements of FASB Statement No. 5 ("FAS No. 5") "Accounting for Contingencies", relating to guarantees.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, but not limited to,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

guarantees related to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in Special Purpose Entities and guarantees of a company's own future performance.  Other guarantees are subject to the disclosure requirements of FIN 45 but not the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa and a guarantee which is based on performance not price.  Guarantees that have been entered into by the Corporation are disclosed in Note 11.  The Corporation does not expect the requirements of FIN 45 to have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", the provisions of which became effective upon issuance.  This interpretation provides guidance on identification of variable interest entities ("VIE") and the determination of when the assets, liabilities, noncontrolling interest and results of operations of a VIE should be included in a company's consolidated financial statements.  Companies that hold variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the entity's expected residual returns, should they occur.  The Corporation is currently assessing the impact, if any, the interpretation will have on the Corporation's financial condition or results of operations.

NOTE 2--Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity:

	December 31, 2002			December 31, 2001			December 31, 2000
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during the period	$26,987	$(9,445)	$17,542	$28,676	$(10,037)	$18,639	$51,739	$(18,109)	$33,630
Less:reclassification adjustment for gains realized in net income	(606)	212	(394)	(3,274)	1,146	(2,128)	(1,745)	611	(1,134)
Net unrealized gains (losses)	26,381	(9,233)	17,148	25,402	(8,891)	16,511	49,994	(17,498)	32,496
Other comprehensive income	$26,381	$(9,233)	$17,148	$25,402	$ (8,891)	$16,511	$49,994	$(17,498)	$32,496

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands, except per share data)

NOTE 3--Supplemental Cash Flow Disclosures

	2002	2001	2000
Cash paid during the year for: Interest	$124,953	$186,558	$166,919
Income taxes	$ 12,010	$ 11,890	$ 12,842

Noncash investing and financing activities:
ESOP loan reductions	$ 1,071	$ 1,161	$ 906

Loans transferred to other real estate owned and repossessed assets	$ 5,029	$ 5,246	$ 6,405

Gross increase in market value adjustment to securities available for sale	$26,381	$ 25,402	$ 49,994

Treasury stock reissued for insurance agency interest acquired	$ -0-	$ -0-	$ 852

Treasury stock reissued for business combination	$ 830	$ -0-	$ -0-

NOTE 4--Goodwill and Other Intangible Assets

On January 1, 2002, the Corporation adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"), which addresses the accounting and reporting for acquired goodwill and other intangible assets which supersedes APB Opinion No. 17, "Intangible Assets".  FAS No. 142 includes requirements to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them.  As of January 1, 2002, the Corporation had goodwill, net of accumulated amortization, of approximately $5,800 subject to the transitional testing provisions of FAS No. 142.  Also, management reclassified an intangible asset previously recorded by an insurance subsidiary when acquiring the expiring list of policy holders from their joint-venture partner to goodwill with a net carrying amount of $718.

As of January 1, 2002, the Corporation discontinued the amortization of goodwill which reduced other operating expense by $920 in 2002.  Goodwill amortization expense was $920 and $865 for 2001 and 2000, respectively.  Goodwill represented basic and diluted earnings per share of $0.016 and $0.015 for 2001 and 2000, respectively.  Upon implementation of the standard, the Corporation determined no impairment of its outstanding goodwill existed.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 5--Business Combination

Effective March 1, 2002, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), each a Pennsylvania corporation headquartered in Allison Park, Pennsylvania.  As a registered investment adviser, Strategic Capital Concepts provides financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  Strategic Financial Advisors offers investment and insurance products as well as employee benefit services.  Each of the outstanding shares of Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. were exchanged for shares of the Corporation's common stock.  In addition, the shareholders of SCC and SFA are entitled to receive additional shares of the Corporation's common stock for each of the years 2002 through 2005 based on a formula defined in the merger agreement which takes into consideration the financial performance of SCC and SFA after the merger date.  The merger was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of SCC and SFA have been recorded at their fair values at the acquisition date.  Goodwill in the amount of $1,656 was recorded as a result of the transaction.  As prescribed under the purchase method of accounting, the results of operations of SCC and SFA from the date of acquisition are included in the Corporation's financial statements for 2002.

In October 2002, SFA was merged into SCC and the name was changed to First Commonwealth Financial Advisors, Inc.  This acquisition should expand the Corporation's product offerings and positively impact fee based revenue, which is a continuing priority.

NOTE 6--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.).  Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank.  The subsidiary bank maintained with the Federal Reserve Bank average balances of $1,896 during 2002 and $4,269 during 2001.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 7--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 2002 and 2001:

	2002				2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

U.S. Treasury Securities	$ 3,509	$ 87	$ -0-	$ 3,596	$ 13,084	$ 137	$ -0-	$ 13,221

Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	870,777	24,623	(39)	895,361	840,639	8,140	(954)	847,825

Other	101,464	1,324	-0-	102,788	113,464	2,181	(5)	115,640

Obligations of States and Political Subdivisions	115,936	2,800	(107)	118,629	103,492	749	(1,599)	102,642

Debt Securities Issued by Foreign Governments	75	-0-	-0-	75	175	-0-	-0-	175

Corporate Securities	235,460	9,000	(472)	243,988	229,259	5,382	(3,657)	230,984

Other Mortgage Backed Securities	51,388	958	-0-	52,346	110,512	2,438	(32)	112,918
Total Debt Securities	1,378,609	38,792	(618)	1,416,783	1,410,625	19,027	(6,247)	1,423,405

Equities	64,392	2,978	(1,382)	65,988	45,091	622	-0-	45,713
Total Securities Available for Sale	$1,443,001	$ 41,770	$(2,000)	$1,482,771	$1,455,716	$ 19,649	$(6,247)	$1,469,118

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities.  These obligations have contractual maturities ranging from less than one year to 30 years and have an anticipated average life to maturity ranging from less than one year to 18 years.  All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits.  At December 31, 2002 and 2001, the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 7--Securities Available For Sale (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value
Due within 1 year	$ 72,216	$ 74,165
Due after 1 but within 5 years	162,273	166,077
Due after 5 but within 10 years	8,977	9,329
Due after 10 years	212,978	219,505
	456,444	469,076
Mortgage Backed Securities	922,165	947,707
Total Debt Securities	$1,378,609	$1,416,783

Proceeds from the sales of securities available for sale were $15,328, $85,737 and $22,391 during 2002, 2001 and 2000, respectively.  Gross gains of $609, $3,419 and $1,752 and gross losses of $-0-, $224 and $18 were realized on those sales during 2002, 2001 and 2000, respectively.

Securities available for sale with an approximate fair value of $712,827 and $637,915 were pledged at December 31, 2002 and 2001, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 8--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31, 2002 and 2001:

	2002				2001
	Amortized Cost	Gross Unrealized Gains__	Gross Unrealized Losses__	Approximate Fair Value___	Amortized Cost__	Gross Unrealized Gains__	Gross Unrealized Losses__	Approximate Fair Value_

Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	$ 63,535	$ 1,713	$ -0-	$ 65,248	$ 133,687	$ 2,594	$ (166)	$136,115

Other	15,000	934	-0-	15,934	29,998	1,360	-0-	31,358

Obligations of States and Political Subdivisions	96,869	3,685	-0-	100,554	107,130	1,545	(788)	107,887

Debt Securities Issued By Foreign Governments	408	-0-	-0-	408	383	-0-	-0-	383

Corporate Securities	22,026	725	(8)	22,743	22,092	808	-0-	22,900

Total Securities Held to Maturity	$ 197,838	$ 7,057	$ (8)	$ 204,887	$ 293,290	$ 6,307	$(954)	$298,643

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 8--Securities Held to Maturity (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2002, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value
Due within 1 year	$ 22,047	$ 22,273
Due after 1 but within 5 years	30,186	32,157
Due after 5 but within 10 years	34,298	36,092
Due after 10 years	47,772	49,117
	134,303	139,639
Mortgage Backed Securities	63,535	65,248
Total Debt Securities	$197,838	$204,887

There were no sales of securities held to maturity in 2002, 2001 or 2000.

Securities held to maturity with an amortized cost of $149,119 and $205,150 were pledged at December 31, 2002 and 2001, respectively, to secure public deposits and for other purposes required or permitted by law.

NOTE 9--Loans (all domestic)

Loans at year end were divided among these general categories:

	December 31,
	2002	2001
Commercial, financial, agricultural and other	$ 633,955	$ 529,300
Real estate loans: Construction and land development	20,998	14,727
1-4 family dwellings	739,018	849,787
Other real estate loans	663,220	638,576
Loans to individuals for household, family and other personal expenditures	505,139	473,515
Leases, net of unearned income	47,110	63,326
Subtotal	2,609,440	2,569,231
Unearned income	(806)	(1,297)
Total loans and leases	$2,608,634	$2,567,934

Most of the Corporation's business activity was with customers located within Pennsylvania.  The portfolio is well diversified, and as of December 31, 2002 and 2001, there were no significant concentrations of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 10--Allowance for Credit Losses

Description of changes:

	2002	2001	2000

Allowance at January 1	$34,157	$33,601	$33,539
Additions:
Recoveries of previously charged off loans	2,048	1,281	1,299
Provision charged to operating expense	12,223	11,495	10,030
Deductions:
Loans charged off	13,932	12,220	11,267
Allowance at December 31	$34,496	$34,157	$33,601

Relationship to impaired loans:

	2002	2001
Recorded investment in impaired loans at end of period	$23,657	$23,731
Average balance for impaired loans for the year	$24,740	$16,133
Allowance for credit losses related to impaired loans	$ 5,204	$ 3,835
Impaired loans with an allocation of the allowance for credit losses	$15,065	$16,266
Impaired loans with no allocation of the allowance for credit losses	$ 8,592	$ 7,465
Income recorded on impaired loans on a cash basis	$ 286	$ 750

NOTE 11--Financial Instruments with Off-Balance-Sheet Risk

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

As of December 31, 2002 and 2001, the Corporation did not own or trade any other financial instruments with significant off-balance-sheet risk including derivatives such as futures, forwards, interest rate swaps, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 11--Financial Instruments with Off-Balance-Sheet Risk (Continued)

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  The following table identifies the notional amount of those instruments at December 31, 2002 and 2001:

                                                         2002      2001
Financial instruments whose contract amounts represent
  credit risk:
    Commitments to extend credit                              $535,692   $517,587
    Standby letters of credit                                 $ 32,301   $ 48,739
    Commercial letters of credit                              $    385   $    390

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 12--Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	2002	2001

Land	Indefinite	$ 6,023	$ 5,338
Buildings and improvements	7-50 years	46,995	45,910
Leasehold improvements	7-39 years	9,112	9,960
Furniture and equipment	3-10 years	52,732	50,771
Software	3-7 years	15,777	14,231
Subtotal		130,639	126,210
Less accumulated depreciation and amortization		84,909	79,844

Total premises and equipment		$ 45,730	$ 46,366

Depreciation and amortization related to premises and equipment was $6,840 in 2002, $6,153 and $5,996 in 2001 and 2000, respectively.

The Corporation leases various premises and assorted equipment under noncancellable agreements.  Total future minimal rental commitments at December 31, 2002 were as follows:

	Premises	Equipment
2003	$1,586	$ 963
2004	789	39
2005	719	-0-
2006	749	-0-
2007	667	-0-
Thereafter	1,946	-0-
Total	$6,456	$1,002

Under the terms of various lease agreements, increases in utilities and taxes may be passed on to the lessee.  Such adjustments are not reflected in the above table.  Additionally, various lease renewal options are available and are not included in the minimum lease commitments until such options are exercised.   Total lease expense amounted to $1,699 in 2002, $2,105 in 2001 and $1,935 in 2000.

NOTE 13--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

	2002	2001
NOW and Super NOW accounts	$ 71,649	$ 61,791
Savings and MMDA accounts	1,100,889	1,028,368
Time deposits	1,494,120	1,590,296
Total interest-bearing deposits	$2,666,658	$2,680,455

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 13--Interest-Bearing Deposits (Continued)

Interest-bearing deposits at December 31, 2002 and 2001, include reallocations from NOW and Super NOW accounts of $374,695 and $323,490, respectively into Savings and MMDA accounts.  These reallocations are based on a formula and have been made to reduce the Corporation's reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2002 and 2001, were certificates of deposit in denominations of $100 or more of $489,702 and $497,318, respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $21,685 in 2002, $27,922 in 2001 and $22,639 in 2000.

Included in time deposits at December 31, 2002, were certificates of deposit with the following scheduled maturities:

                2003                     $  636,476
                2004                        335,887
                2005                        226,121
                2006                        148,820
                2007 and thereafter         146,598
                                         $1,493,902
NOTE 14--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

	Ending Balance	2002 Average Balance	Average Rate	Ending Balance	2001 Average Balance	Average Rate
Federal funds purchased	$ 51,600	$ 63,169	1.86%	$108,250	$ 46,608	3.28%
Borrowings from FHLB	146,395	30,044	1.76%	40,000	9,918	2.45%
Securities sold under agreements to repurchase	222,577	225,793	1.78%	216,486	214,900	3.95%
Treasury, tax and loan Note option	48,493	20,902	1.47%	63,000	28,747	3.39%
Total	$469,065	$339,908	1.77%	$427,736	$300,173	3.74%

Maximum total at any month-end	$469,065			$427,736

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 14--Short-term Borrowings (Continued)

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

                                                   2002         2001        2000

Federal funds purchased                                $1,176      $ 1,527      $ 3,138
Borrowings from FHLB                                      530          243        1,256
Securities sold under agreements to repurchase          4,015        8,483       16,335
Treasury, tax and loan note option                        308          974        1,489
  Total interest on short-term borrowings              $6,029      $11,227      $22,218

NOTE 15--Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust

The Corporation established First Commonwealth Capital Trust I (the "Trust"), a Delaware business trust and the Trust issued 35,000 capital securities (liquidation amount of $35,000) during September 1999, through a private offering to qualified investors.  Additionally, the Trust issued common securities to the Corporation.  The Trust used the proceeds from the sale to buy a series of 9.50% junior subordinated deferrable interest debentures due 2029 from the Corporation with the same economic terms as the capital securities.  The sole asset of the Trust is the $36,083 aggregate liquidation amount of the junior subordinated debentures.  The Trust will distribute the cash payments it receives from the Corporation on the debentures to the holders of the capital securities and the common securities.

The original series A capital securities and series A junior subordinated deferrable interest debentures have since been exchanged for registered series B capital securities and registered series B junior subordinated deferrable interest debentures having the same economic terms as the original series A securities.

The Trust will redeem all of the outstanding capital securities when the debentures are paid at maturity on September 1, 2029.  Subject to receiving prior approval of the Board of Governors of the Federal Reserve System, the Corporation may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.750% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on or after September 1, 2019, plus accrued and unpaid interest to the date of redemption.  The Corporation may also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax and bank regulatory events, subject to receiving prior approval of the Board of Governors of the Federal Reserve System.  If the Corporation redeems any debentures before their maturity, the Trust will

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 15--Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust (Continued)

use the cash it receives on the redemption of the debentures to redeem, on a pro rata basis, capital securities and common securities having an aggregate liquidation amount equal to the aggregate principal amount of the debentures redeemed.

The net proceeds (after deduction of offering expenses and the initial purchaser's commission) from the sale of the debentures to the Trust were approximately $34,200.  The Corporation used the net proceeds from the issuance of the debentures to partially finance the purchase of 3,819,420 shares of its outstanding common stock (approximately 6.5% of its outstanding shares of common stock) pursuant to a "modified Dutch Auction" tender offer.  Unamortized deferred issuance costs associated with the capital securities amounted to $909 as of December 31, 1999, and are being amortized on a straight-line basis over the term of the capital securities.  The outstanding balance of the capital securities are included as a separate component of long-term debt on the Consolidated Balance Sheets while interest on the capital securities is included as a separate component of interest expense on the Consolidated Statements of Income.  The amortization of the deferred issuance costs is included in interest expense from the capital securities on the Consolidated Statements of Income.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 16-Other Long-term Debt

Other Long-term debt at December 31, follows:

	2002		2001
	Amount	Rate	Amount	Rate
ESOP loan due December 2005	$ 3,055	Libor +1%	$ 4,126	Libor +1%
Borrowings from FHLB due:
November 2002	-0-		50,000	5.82%
December 2002	-0-		50,000	5.71%
September 2007	5,000	6.94%	5,000	6.94%
February 2008	100,000	5.45%	100,000	5.45%
February 2008	100,000	5.48%	100,000	5.48%
May 2008	100,000	5.67%	100,000	5.67%
November 2008	50,000	5.03%	50,000	5.03%
December 2008	65,000	4.96%	65,000	4.96%
February 2010	25,000	6.12%	25,000	6.12%
December 2010	55,000	4.70%	55,000	4.70%
April 2011	6,525	5.68%	7,121	5.68%
February 2014	10,000	5.40%	-0-
March 2016	1,844	5.65%	1,935	5.65%
December 2017	6,542	6.17%	6,798	6.17%
June 2019	8,091	5.72%	8,375	5.72%
April 2020	842	7.37%	865	7.37%
March 2022	8,035	5.90%	-0-
	$544,934		$629,220

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the above advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Balance Sheets are excluded from Note 16, but are described in Note 15.

Scheduled loan payments for other long-term debt are summarized below:

	2003	2004	2005	2006	2007	Thereafter
Loan payments	$3,185	$3,222	$3,640	$2,650	$7,805	$524,432

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands, except per share data)

NOTE 17--Common Share Commitments

At December 31, 2002 and 2001, the Corporation had 100,000,000 common shares authorized and 62,525,412 shares outstanding.  Outstanding shares were reduced by 3,562,869 shares of treasury stock at December 31, 2002 and 4,073,788 shares at December 31, 2001.  The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in Note 20.  The dilutive effect of stock options outstanding on average shares outstanding in the diluted earnings per share reported on the income statement were 332,404, 232,579 and 59,742 shares at December 31, 2002, 2001 and 2000, respectively.

During 2000, 78,380 shares of treasury stock were acquired at an average price of $11.14.  Treasury shares consisting of 447,001 and 256,174 were reissued during 2002 and 2001 upon exercise of stock options.

During 2002, 67,484 shares of treasury stock were reissued to fund the business combination described in Note 5.

NOTE 18--Restructuring Charges

The Corporation incurred restructuring charges of $6,140 during 2002.  These restructuring charges were comprised of the following:  $4,652 of employee separation costs consisting of severance packages for 95 employees from various affiliates of the Corporation including all levels of staff from the executive management level to back office support staff, $1,068 related to realignment of the various Boards of Directors and Board committees and $420 primarily related to the write off of obsolete signage and supplies.  These amounts are included as restructuring charges, as a component of Other Expenses on the Consolidated Statements of Income.

These restructuring charges resulted from the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.

The actual termination benefits paid and charged against the total restructuring liability for 2002 were $1,263.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 19--Income Taxes

The income tax provision consists of:

	2002	2001	2000
Current tax provision for income
exclusive of securities transactions:
Federal	$9,279	$14,865	$12,155
State	1	55	(10)
Securities transactions	225	1,165	611
Total current tax provision	9,505	16,085	12,756
Deferred tax provision (benefit)	(594)	(831)	1,533
Total tax provision	$8,911	$15,254	$14,289

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 2002 and 2001 were as follows:

	2002	2001
Deferred tax assets:
Allowance for credit losses	$ 12,074	$11,965
Postretirement benefits other than pensions	1,036	1,005
Accumulated depreciation	-0-	237
Severence expense	1,186	-0-
Other	948	1,060
Total deferred tax assets	15,244	14,267

Deferred tax liabilities:
Accumulated accretion of bond discount	(327)	(295)
Unrealized gain on securities available for sale	(13,920)	(4,686)
Lease financing deduction	(9,272)	(10,535)
Loan origination fees and costs	(1,774)	(999)
Basis difference in assets acquired	(337)	(453)
Pension expense	(399)	(281)
Accumulated depreciation	(578)	-0-
Other	(574)	(315)
Total deferred tax liabilities	(27,181)	(17,564)

Net deferred tax liability	$(11,937)	$(3,297)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 19--Income Taxes (Continued)

The total tax provision for financial reporting purposes differs from the amount computed by applying the statutory income tax rate to income before income taxes.  The differences are as follows:

	2002		2001		2000
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax at statutory rate	$18,353	35.0	$22,905	35.0	$21,537	35.0
Increase (decrease) resulting from: Effect of nontaxable income	(7,865)	(15.0)	(7,137)	(10.9)	(6,595)	(10.7)
State income taxes	1	0.0	55	0.1	(10)	(0.0)
Other	(1,578)	(3.0)	(569)	(0.9)	(643)	(1.1)
Total tax provision	$ 8,911	17.0	$15,254	23.3	$14,289	23.2

NOTE 20--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP").  Contributions to the plan are determined by the Board of Directors, and are based upon a prescribed percentage of the annual compensation of all participants.  During a prior period, the ESOP acquired shares of the Corporation's common stock in a transaction, whereby the Corporation borrowed the required funds and concurrently loaned this amount to the ESOP.  The borrowed amount represents leveraged and unallocated shares, and accordingly has been recorded as long-term debt and the offset as a reduction of common shareholders' equity.  Compensation costs related to the plan were $940 in 2002, $1,173 in 2001 and $1,005 in 2000.  (See Note 22.)

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue Code.  Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation.  Each participating employee may contribute up to 8% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution.  The 401(k) plan expense was $2,616 in 2002, $2,583 in 2001 and $2,444 in 2000.  Prior to the plan amendment effective February 1, 2002, the Corporation's 401(k) plan permitted each participating employee to contribute 10% of compensation to the plan of which up to 4% was matched 100% by the employer's contribution.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

Upon shareholder approval at the regular 1998 meeting, the Corporation established a "Supplemental Executive Retirement Plan" ("SERP") to provide deferred compensation for a select group of management.  The purpose of this plan is to restore some of the benefits lost to the highly compensated employees compared to other employees due to limits and restrictions incorporated into the Corporation's 401(k) and ESOP plans.  The Corporation's 401(k) and ESOP plans include restrictions on maximum compensation, actual deferral percentage, actual contribution, maximum contribution and maximum salary reduction which are required in order to meet specific legal requirements.

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

The SERP will continue to supplement the Corporation's 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods.  The SERP plan expense was $133 in 2002, $150 in 2001 and $182 in 2000.

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

Net periodic pension cost of this plan for each of the last three years was as follows:

                                                         2002         2001       2000

Service cost                                            $ -0-        $ -0-      $ -0-
Interest cost on projected benefit obligation             -0-          346        343
Expected return on plan assets                            -0-        (438)       (542)
Net amortization and deferral                             -0-         (33)         93
Net periodic pension cost (benefit)                     $ -0-       $(125)      $(106)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

Pension Plan of Acquired Subsidiary (Continued)

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

                                                       2002        2001

Market value of plan assets                                 $  -0-      $1,271
Projected benefit obligation                                   -0-         -0-
Plan assets greater than projected benefit obligation          -0-       1,271
Unrecognized net transition asset                              -0-         -0-
Unrecognized net loss (gain)                                   -0-         -0-
Settlement loss (gain)                                         -0-      (1,271)
Prepaid pension expense recognized on the balance sheet     $  -0-      $  -0-
Actuarial present value of accumulated benefits,
 including vested benefits of $0 and $0                     $  -0-      $  -0-

The following table sets forth the change in benefit obligation:

                                                  2002      2001

Benefit obligation at beginning of year        $   -0-    $5,822
Service cost                                       -0-       -0-
Interest cost                                      -0-       346
Benefit payment                                    -0-    (6,496)
Actuarial loss                                     -0-       -0-
Settlement loss                                    -0-       328
Benefit obligation at end of year              $   -0-    $  -0-

The following table sets forth the change in plan assets:

                                                      2002        2001

Fair value of plan assets at beginning of year      $  -0-      $6,785
Return on plan assets                                  -0-         982
Employer contribution                                  -0-         -0-
Benefits paid                                          -0-      (6,496)
Fair value of plan assets at end of year            $  -0-      $1,271

Assumptions used in determining the actuarial present value of the projected benefit obligation were as follows at December 31:

                                                      2002        2001
Discount rates                                         N/A         6.0%
Rates of increase in compensation levels               N/A         N/A
Expected long-term rates of return on assets           N/A         6.5%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiary

Employees of Southwest were also covered by a post retirement benefit plan.

Net periodic benefit cost of this plan was as follows:

                                                 2002        2001        2000
Service cost                                     $-0-        $  6        $  7
Interest cost on projected benefit obligation     273         232         190
Amortization of transition obligation               2           2           2
Loss amortization                                  60          65         -0-
Net periodic benefit cost                        $335        $305        $199

The following table sets forth the plan's funded status and the amounts recognized on the Corporation Consolidated Balance Sheet as of December 31:

	2002	2001
Accumulated post retirement benefit obligation:
Retirees	$5,142	$3,941
Actives	-0-	210
Total accumulated postretirement benefit obligation	5,142	4,151
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	5,142	4,151
Unrecognized transition obligation	(16)	(18)
Unrecognized net loss	(2,165)	(1,262)
Accrued benefit liability recognized on the balance sheet	$2,961	$2,871

The following table sets forth the change in benefit obligation:

	2002	2001

Benefit obligation at beginning of year	$4,151	$3,590
Service cost	-0-	6
Interest cost	273	232
Benefit payments	(245)	(276)
Actuarial loss	963	599
Benefit obligation at end of year	$5,142	$4,151

The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 6.75% for 2002 and 2001.  The health care cost trend rates used for 2002 were projected at an initial rate of 9.00% decreasing over time to an annual rate of 4.25% for indemnity plan participants and for non-indemnity plan participants.  For 2001, rates used were projected at an initial rate of 6.75% decreasing over time to an annual rate of 4.25% for indemnity plan participants and an initial rate of 6.00% decreasing over time to an annual rate of 4.00% for non-indemnity plan participants.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 20--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiary (continued)

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                      1-Percentage-      1-Percentage-
                                                      Point Increase      Point Decrease

Effect on total of service and interest cost components     $ 20           $ (19)
Effect on postretirement benefit obligation                 $301           $(275)

NOTE 21--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms.  The combined balances of the ESOP related loans were $3,055 at December 31, 2002 and $4,126 at December 31, 2001.

The loans have been recorded as long-term debt on the Corporation's Consolidated Balance Sheets.  A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity.  Unearned ESOP shares, included as a component of shareholders' equity, represent the Corporation's prepayment of future compensation expense.  The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the loan is reduced.  Repayment of the loans is scheduled to occur over a five year period from contributions to the ESOP by the Corporation and dividends on unallocated ESOP shares.

The following is an analysis of ESOP shares held in suspense:

(See Note 1 for the definition of "old shares" and "new shares")

                                           Total     Old Shares     New Shares
Shares in suspense December 31, 2000      493,521     120,830        372,691
Shares allocated during 2001             (120,961)    (29,616)       (91,345)
Shares in suspense December 31, 2001      372,560      91,214        281,346
Shares allocated during 2002             (100,894)    (24,702)       (76,192)
Shares in suspense December 31, 2002      271,666      66,512        205,154

The fair market value of the new shares remaining in suspense was approximately $2,359 and $3,241 at December 31, 2002 and 2001, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 21--Unearned ESOP Shares (Continued)

Interest on ESOP loans was $109 in 2002, $263 in 2001 and $446 in 2000.  During 2002, 2001 and 2000, dividends on unallocated shares in the amount of $242, $301 and $354, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

NOTE 22--Stock Option Plan

At December 31, 2002, the Corporation had a stock-based compensation plan, which is described below.  The plan permits the Executive Compensation Committee to grant options for up to 4.5 million shares of the Corporation's common stock through October 15, 2005.  Although the vesting requirements and terms of future options granted are at the discretion of the Executive Compensation Committee, all options granted from 1997 through 2002 were exercisable by December 31 of the grant year respectively, and expire ten years from the grant date.

Equity Compensation Plan Information as of December 31, 2002:

	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Shares Available for Future Grant

Equity compensation plans approved by security holders	2,841,772	$11.33	685,121

Equity compensation plans not approved by security holders	-0-	-0-	-0-
	_________	______	_______
Total	2,841,772	$11.33	685,121

The Corporation has elected, as permitted by FAS No. 123, to apply APB Opinion 25 and related interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized for its stock options outstanding.  Had compensation cost for the Corporation's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts shown below:

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Stock Option Plan (Continued)

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$43,526	$41,248	$50,189	$48,211	$47,246	$47,130
Basic earnings per share	$ 0.75	$ 0.71	$ 0.87	$ 0.83	$ 0.82	$ 0.82
Diluted earnings per share	$ 0.74	$ 0.70	$ 0.86	$ 0.83	$ 0.82	$ 0.82

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:

	2002	2001	2000
Dividend yield	5.13% per annum	5.59% per annum	5.65% per annum
Expected volatility	54.0%	55.1%	61.7%
Risk-free interest rate	5.0%	5.1%	5.3%
Expected option life	7.0 years	10.0 years	9.1 years

A summary of the status of the Corporation's outstanding stock options as of December 31, 2002, 2001 and 2000 and changes for the years ending on those dates is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,687,887	$11.13	2,210,651	$11.12	1,680,178	$11.07
Granted	820,775	$11.70	796,743	$10.75	705,429	$11.06
Exercised	(447,001)	$10.51	(256,174)	$ 9.76	(41,240)	$ 7.93
Forfeited	(219,889)	$11.90	(63,333)	$11.89	(133,716)	$11.63
Outstanding at end of year	2,841,772	$11.33	2,687,887	$11.13	2,210,651	$11.12
Exercisable at end of year	2,841,772	$11.33	2,687,887	$11.13	2,210,651	$11.12

The following table summarizes information about the stock options outstanding at December 31, 2002:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number Outstanding At 12/31/02	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/02	Weighted- Average Exercise Price
$9.19-$9.25	412,908	3.9	$ 9.23	412,908	$ 9.23
$10.75	569,115	8.1	$10.75	569,115	$10.75
$11.06	473,014	7.0	$11.06	473,014	$11.06
$11.56	408,966	6.0	$11.56	408,966	$11.56
$11.70	688,131	9.1	$11.70	688,131	$11.70
$14.69	289,638	5.2	$14.69	289,638	$14.69
Total	2,841,772	6.9	$11.33	2,841,772	$11.33

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands, except per share data)

NOTE 23--Commitments and Contingent Liabilities

In May, 2002, the Corporation reached final settlement with the plaintiffs in a lender liability action filed in 1994 against one of its subsidiary banks relating to lending activities occurring prior to the Corporation's acquisition of that subsidiary.  The decision to settle followed an adverse pre-trial judgment by the trial judge on procedural grounds.  Under the settlement agreement, the Corporation paid the plaintiffs $8,000 in cash.  The settlement resulted in a one-time charge of $8,000 ($5,200, net of tax effect) or $0.09 per share, after tax to the company's earnings for 2002.

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

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 2002:

          Balances December 31, 2001        $ 7,887
          Advances                            6,070
          Repayments                         (5,469)
          Other                              (3,885)
          Balances December 31, 2002        $ 4,603

"Other" primarily reflects the change in those classified as a "related party" as a result of mergers, resignations and retirements.

This category for 2002 includes amounts related to separating directors and officers as a result of the Corporation's restructuring plan.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 25--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators.  At December 31, 2002, dividends from subsidiary banks were restricted not to exceed $59,702.  These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

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

The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets.  As of
December 31, 2002, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized First Commonwealth Bank as well capitalized under the regulatory framework for prompt corrective action.  To be considered as well capitalized, the bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institutions' category.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 25--Regulatory Restrictions and Capital Adequacy (Continued)

	Actual		Regulatory Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$436,850	14.0%	$249,240	8.0%	N/A	N/A
First Commonwealth Bank	$402,319	13.0%	$246,779	8.0%	$308,474	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$402,354	12.9%	$124,620	4.0%	N/A	N/A
First Commonwealth Bank	$367,823	11.9%	$123,389	4.0%	$185,084	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$402,354	8.9%	$135,282	3.0%	N/A	N/A
First Commonwealth Bank	$367,823	8.2%	$133,944	3.0%	$223,239	5.0%

As of December 31, 2001

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$423,649	14.0%	$241,615	8.0%	N/A	N/A
First Commonwealth Bank (a)	$394,139	13.2%	$239,218	8.0%	$299,023	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$389,492	12.9%	$120,807	4.0%	N/A	N/A
First Commonwealth Bank (a)	$359,982	12.0%	$119,609	4.0%	$179,414	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$389,492	8.5%	$138,144	3.0%	N/A	N/A
First Commonwealth Bank (a)	$359,982	7.9%	$137,318	3.0%	$228,863	5.0%

(a) Restated to reflect the merger of the Corporation's two subsidiary banks, First Commonwealth Bank and Southwest Bank on October 15,2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 26--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

                                                            December 31,
                                                         2002           2001
Assets
Cash                                                  $ 13,844       $  7,667
Securities available for sale                            1,407            270
Loans to affiliated parties                                498            540
Investment in subsidiaries                             413,542        387,626
Investment in jointly-owned company                      5,081          4,570
Premises and equipment                                   6,095          6,437
Dividends receivable from subsidiaries                   3,394          3,986
Receivable from subsidiaries                             7,625          8,099
Other assets                                             1,936          2,280

  Total assets                                        $453,422       $421,475

Liabilities and Shareholders' Equity

Accrued expenses and other liabilities                $  3,755       $  2,432
Dividends payable                                        9,139          8,768
Loans payable                                            3,055          4,126
Subordinated debentures payable                         36,083         36,083
Shareholders' equity                                   401,390        370,066

  Total liabilities and shareholders' equity          $453,422       $421,475

Statements of Income
                                                           Years Ended December 31,
                                                         2002         2001         2000

Interest and dividends                                 $    48      $    42      $    41
Dividends from subsidiaries                             43,609       40,442       61,664
Interest expense                                        (3,570)      (3,724)      (5,335)
Other revenue                                              -0-           16           31
Operating expenses                                      (9,161)      (7,033)      (7,451)

Income before taxes and equity in undistributed
 earnings of subsidiaries                               30,926       29,743       48,950
Applicable income tax benefits                           5,304        3,495        4,340
Income before equity in undistributed earnings of
 subsidiaries                                           36,230       33,238       53,290
Equity in undistributed earnings of subsidiaries         7,296       16,951       (6,044)

   Net income                                          $43,526      $50,189      $47,246

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 26--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)(Continued)

Statements of Cash Flows

                                                           Years Ended December 31,
                                                        2002        2001        2000
Operating Activities
 Net income                                            $43,526     $50,189    $47,246
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           537       1,140      1,263
   Decrease (increase) in prepaid income taxes            (397)        431        212
   Undistributed equity in subsidiaries                 (7,296)    (16,951)     6,044
   Other - net                                           1,270        (592)        97

   Net cash provided by operating activities            37,640      34,217     54,862

Investing Activities
 Transactions with securities available for sale:
   Purchases of investment securities                     (943)       (123)       -0-
   Sales of investment securities                          -0-         -0-        -0-
 Net change in loans to affiliated parties                  42         (61)         1
 Purchases of premises and equipment                       (33)        (90)      (337)
 Changes in receivable from and net investment
   in subsidiary                                           436        (792)    (3,861)

   Net cash used by investing activities                  (498)     (1,066)    (4,197)

Financing Activities
 Issuance of other long-term debt                          -0-         -0-      4,000
 Repayment of other long-term debt                         -0-         -0-    (20,000)
 Discount on dividend reinvestment plan purchases         (637)       (612)      (593)
 Treasury stock acquired                                   -0-         -0-       (873)
 Treasury stock reissued                                 4,655       2,499        326
 Cash dividends paid                                   (35,208)    (33,809)   (32,553)
 Stock option tax benefit                                  225         269         75

   Net cash used by financing activities               (30,965)    (31,653)   (49,618)

 Net increase in cash                                    6,177       1,498      1,047
 Cash at beginning of year                               7,667       6,169      5,122

 Cash at end of year                                   $13,844     $ 7,667    $ 6,169

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

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

The following methods and assumptions were used by the Corporation in estimating financial instrument fair values:

Cash and short-term instruments:  For 2002 and 2001, the balance sheet carrying amounts for cash and short-term instruments approximate the estimated fair values of such assets.

Securities:  For 2002 and 2001, fair values for securities held to maturity and securities available for sale are based on quoted market prices, if available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying value of nonmarketable equity securities, such as Federal Home Loan Bank stock, is considered a reasonable estimate of fair value.

Loans receivable:  For 2002, the estimated fair values of all loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.  For 2001, fair values of variable rate loans subject to frequent repricing and which entail no significant credit risk are based on carrying values.  The estimated fair values of other loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.  For both years, the carrying amount of accrued interest is considered a reasonable estimate of fair value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000

NOTE 27--Fair Values of Financial Instruments (Continued)

Off-balance-sheet instruments:  Many of the Corporation's off-balance-sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon, therefore the commitment amounts do not necessarily represent future cash requirements.  Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of such cash flows, fair values were not estimated for these instruments for both periods.

Deposit liabilities:  For 2002, management estimates that the carrying value of noninterest-bearing demand deposits is a reasonable estimate of fair value.  For interest-bearing deposits which are payable on demand, fair value is based on a market valuation of similar deposits.  For 2001 for all deposits which are payable on demand at the reporting date other than time deposits, management estimates the carrying value of such deposits is a reasonable estimate of fair value.  For both years, the carrying value of variable rate time deposit accounts and certificates of deposit approximate their fair values at the report date.  Also, fair values of fixed rate time deposits for both periods are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.  The carrying amount of accrued interest for both years approximates fair value.

Short-term borrowings:  For 2002, the estimated fair values of borrowings from the Federal Home Loan Bank were estimated based on the estimated incremental borrowing rate for similar types of borrowings.  For 2001, the carrying value of Federal Home Loan Bank borrowings was used to approximate fair values.  For both the 2002 and 2001 periods, the carrying amounts of other short-term borrowings such as Federal funds purchased, securities sold under agreement to repurchase and treasury, tax and loan notes were used to approximate fair value.

Long-term debt:  For 2002 and 2001, the carrying amounts of variable rate debt approximate their fair values at the report date.  Fair values of fixed rate debt are estimated by discounting the future cash flows using the Corporation's estimated incremental borrowing rate for similar types of borrowing arrangements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000
(Dollar Amounts in Thousands)

NOTE 27--Fair Values of Financial Instruments (Continued)

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2001 and 2000:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$ 81,114	$ 81,114	$ 98,130	$ 98,130
Interest-bearing deposits with banks	$ 1,973	$ 1,973	$ 4,250	4,250
Federal funds sold	$ -0-	$ -0-	$ -0-	$ -0-
Securities available for sale	$1,482,771	$1,482,771	$1,469,118	$1,469,118
Investments held to maturity	$ 197,838	$ 204,887	$ 293,290	$ 298,643
Loans, net of allowance	$2,574,138	$2,631,557	$2,533,777	$2,633,443
Financial liabilities
Deposits	$3,044,124	$3,011,354	$3,093,150	$3,123,845
Short-term borrowings	$ 469,065	$ 469,381	$ 427,736	$ 427,736
Long-term debt	$ 579,934	$ 642,127	$ 664,220	$ 650,106

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of First Commonwealth Financial Corporation:

We have audited the accompanying consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/Deloitte & Touche LLP

Pittsburgh, Pennsylvania
January 22, 2003

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Summary of Financial Data-Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended
December 31, 2002 and 2001 are as follows:

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income................................	$70,523	$69,878	$68,784	$66,383
Interest expense...............................	32,481	31,945	30,457	27,790

Net interest income..........................	38,042	37,933	38,327	38,593
Provision for credit losses....................	2,917	3,008	3,103	3,195

Net interest income after provision for credit losses.......	35,125	34,925	35,224	35,398

Securities gains...............................	39	576	26	1
Other operating income.........................	8,350	9,361	9,375	9,478
Litigation settlement..........................	8,000	-0-	-0-	-0-
Restructuring charges..........................	-0-	3,116	2,473	551
Other operating expenses.......................	27,443	28,499	27,018	28,341

Income before income taxes...................	8,071	13,247	15,134	15,985
Applicable income taxes........................	433	2,290	2,947	3,241

Net income...................................	$ 7,638	$10,957	$12,187	$12,744

Basic earnings per share.......................	$ 0.13	$ 0.19	$ 0.21	$ 0.22
Diluted earnings per share.....................	$ 0.13	$ 0.19	$ 0.21	$ 0.22

Average shares outstanding.....................	58,142,359	58,359,322	58,521,562	58,608,857
Average shares outstanding assuming dilution...	58,484,806	58,851,264	58,862,215	58,765,383

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income................................	$79,080	$77,371	$77,557	$74,883
Interest expense...............................	44,848	43,413	42,000	36,909

Net interest income..........................	34,232	33,958	35,557	37,974
Provision for credit losses....................	2,407	2,557	3,542	2,989

Net interest income after provision for credit losses.......	31,825	31,401	32,015	34,985

Securities gains...............................	205	1,790	1,330	4
Other operating income.........................	9,062	8,583	9,429	9,821
Other operating expenses.......................	25,456	26,003	26,033	27,515

Income before income taxes...................	15,636	15,771	16,741	17,295
Applicable income taxes........................	3,613	3,737	4,023	3,881

Net income...................................	$12,023	$12,034	$12,718	$13,414

Basic earnings per share.......................	$ 0.21	$ 0.21	$ 0.22	$ 0.23
Diluted earnings per share.....................	$ 0.21	$ 0.21	$ 0.22	$ 0.23

Average shares outstanding.....................	57,721,959	57,799,443	57,975,650	58,040,370
Average shares outstanding assuming dilution...	57,802,012	58,035,585	58,342,525	58,284,340

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

          On November 7, 2002, the Board of Directors of First Commonwealth
          Financial Corporation (the "Company") approved, by unanimous consent, the engagement of Ernst & Young LLP as its independent auditors for the year ending December 31, 2003 and the dismissal of Deloitte & Touche LLP, effective upon completion of their audit of the Company's financial statements for the year ending
          December 31, 2002.  The Audit Committee of the Board of Directors
          approved the change in auditors on November 5, 2002.  Deloitte &
          Touche LLP's role as the Corporation's independent auditor will cease upon the filing of this Form 10-K.

          The reports of Deloitte & Touche LLP on the Company's financial statement for the years ended December 31, 2002 and 2001, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          In connection with the audits of the Company's financial
          statements for the fiscal years ended December 31, 2002 and
          December 31, 2001, and any subsequent period preceding the filing of this Form 10-K, there were no disagreements with Deloitte &
          Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of Deloitte & Touche
          LLP would have caused Deloitte & Touche LLP to make reference to the matter in their report.

          The Corporation has provided Deloitte & Touche LLP with a copy of the disclosure in this Item 9 and has requested that Deloitte
          & Touche LLP furnish the Corporation with a letter which is included as Exhibit 16.1 to this Form 10-K.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 21, 2003, is incorporated herein by reference in response to the listing of directors.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

The table below lists the current executive officers of the Corporation.

Name	Age	Positions Held During the Past Five Years
E. James Trimarchi	80	Chairman of the Board of the Corporation, FCB, FCTC, FCSC, FCIA and FCFA; Director of CTCLIC and FCPRI
Joseph E. O'Dell	57	President and Chief Executive Officer of the Corporation; Director of FCB, FCTC, FCPRI, FCSC, FCFA and FCIA; Vice Chairman of the Board of FCSC and FCPRI
Johnston A. Glass	53	Vice Chairman of the Corporation; President and Chief Executive Officer of FCB; Director of FCB, FCTC, FCFA, FCIA and FCPRI
Gerard M. Thomchick	47

Senior Executive Vice President and Chief Operating Officer of the Corporation; President, Chief Executive Officer, Director and Investment Committee Member of CTCLIC; President, Chief Executive Officer and Director of FCPRI; Director of FCB, FCTC, FCIA and FCFA

John J. Dolan	46

Executive Vice President and Chief Financial Officer of the Corporation; Chief Financial Officer of FCB; Comptroller and Chief Financial Officer of CTCLIC; Chief Financial Officer of FCSC; Treasurer and Assistant Secretary of FCTC; Chief Financial Officer of FCPRI; Treasurer of FCIA; Vice President and Chief Financial Officer of FCFA; Administrative Trustee of First Commonwealth Capital Trust I

David R. Tomb Jr.	71	Senior Vice President, Secretary, Treasurer and Director of the Corporation; Secretary of FCB, FCIA, FCTC, FCPRI, FCFA and FCSC; Director of FCB, FCSC, FCTC, FCPRI, FCIA and CTCLIC
Thaddeus J. Clements	46	Executive Officer of the Corporation and FCB; Senior Vice President, Human Resources of FCPRI
William R. Jarrett	68	Senior Vice President, Risk Management of the Corporation
Sue A. McMurdy	46

Senior Vice President and Chief Information Officer of the Corporation; President, Chief Executive Officer and Director of FCSC; Director of FCPRI; former Executive Vice President, Technical Services of First Commonwealth Systems Corporation

R. John Previte	53	Senior Vice President, Investments of the Corporation; Investment Officer of FCB; Senior Vice President of FCPRI

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

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

ITEM 11.  MANAGEMENT RENUMERATION
Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 21, 2003, is incorporated herein by reference in response to this item.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 21, 2003, is incorporated herein by reference in response to this item.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 21, 2003, is incorporated herein by reference in response to this item.

ITEM 14.     CONTROLS AND PROCEDURES
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
REPORTS ON FORM 8-K

(A)     Documents Filed as Part of this Report

     1)   Financial Statements
          All financial statements of the registrant as set forth under
          Item 8 of the Report on Form 10-K.

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
                                                            report of Form 10Q for
                                                            the quarter ended March 31,
                                                            1994

            3.2         By-Laws of Registrant               Exhibit 3.0 to Form 10Q
                                                            filed May 15, 2001

            10.1        Change in Control Agreement         Exhibit 10.4 to Form 10-K
                        dated October 27, 1995              filed March 21, 1996
                        Joseph E. O'Dell

            10.2        Change in Control Agreement         Exhibit 10.5 to Form l0-K
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
                        Jarrett, R. John Previte, and
                        Johnston A. Glass

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV (Continued)

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
           REPORTS ON FORM 8-K (Continued)

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
                        entered into between First
                        Commonwealth Financial
                        Corporation and Sue A. McMurdy

            10.9        Form of Separation Agreement        Exhibit 10.2 to Form 10-Q
                        and General Release of David        filed November 8, 2002
                        S. Dahlmann

            16.1        Letter from Deloitte & Touche       Page 96
                        LLP regarding change in
                        certifying accountant

            21.1        Subsidiaries of the                 Page 97
                        Registrant

            23.1        Consent of Deloitte &               Page 98
                        Touche LLP Certified
                        Public Accountants

            24.1        Power of Attorney                   Page 99

            99.1        Chief Executive Officer             Page 100
                        Certification pursuant to
                        18 U.S.C. Section 1350 as
                        adopted pursuant to Section
                        906 of the Sarbanes-Oxley
                        Act of 2002

            99.2        Chief Financial Officer             Page 101
                        Certification pursuant to
                        18 U.S.C. Section 1350 as
                        adopted pursuant to Section
                        906 of the Sarbanes-Oxley
                        Act of 2002

(B)   Report on Form 8-K
            The following report on Form 8-K was filed during the quarter ended
            December 31, 2002.  Form 8-K dated November 7, 2002, reporting on a change in the Corporation's certifying accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 21st day of March 2003.

          FIRST COMMONWEALTH FINANCIAL CORPORATION
          (Registrant)

                     /S/JOSEPH E. O'DELL
                     Joseph E. O'Dell, President and Chief Executive Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joseph E. O'Dell, President and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of the First
     Commonwealth Financial Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,
     including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
     period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
     to the filing date of this annual report (the "Evaluation
     Date"); and

c)   presented in this annual report our conclusions about the
     effectiveness of the disclosure controls and procedures
     based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 21, 2003       /s/ Joseph E. O'Dell
          Date                              Signature

                               President and Chief Executive Officer
                                            Title

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John J. Dolan, Executive Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of the First
     Commonwealth Financial Corporation;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,
     including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
     period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
     Date"); and

c)   presented in this annual report our conclusions about the
     effectiveness of the disclosure controls and procedures
     based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 21, 2003       /s/ John J. Dolan
          Date                              Signature

                                Executive Vice President and
                               Chief Financial Officer
                                            Title