Form 10-Q
period 2003-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2003-05-14
CIK 712537

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

                         N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No      .

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of May 12, 2003, was 59,004,133.

     FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Other Information......................................................	30

Signatures.............................................................	31

Certification of Chief Executive Officer...............................	32

Certification of Chief Financial Officer...............................	34

Exhibits and Reports on Form 8K

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks on demand........................	$82,252	$81,114
Interest-bearing bank deposits...........................	1,880	1,973
Securities available for sale, at market.................	1,517,975	1,482,771

Securities held to maturity, at cost,(Market value $177,643 in 2003 and $204,887 in 2002).............................	170,648	197,838

Loans....................................................	2,650,597	2,609,440
Unearned income........................................	(725)	(806)
Allowance for credit losses............................	(35,321)	(34,496)

Net loans..........................................	2,614,551	2,574,138

Premises and equipment...................................	44,877	45,730
Other real estate owned..................................	1,862	1,651
Goodwill.................................................	8,131	8,131
Amortizing intangibles, net..............................	22	29
Other assets.............................................	133,259	131,368

Total assets...........................................	$4,575,457	$4,524,743

LIABILITIES

Deposits (all domestic):
Noninterest-bearing....................................	$364,495	$377,466
Interest-bearing.......................................	2,782,640	2,666,658

Total deposits.......................................	3,147,135	3,044,124

Short-term borrowings....................................	408,725	469,065
Other liabilities........................................	33,699	30,230

Company obligated mandatorily redeemable capital securities of subsidiary trust.......................................	35,000	35,000
Other long-term debt.....................................	544,230	544,934

Total long-term debt.................................	579,230	579,934

Total liabilities....................................	4,168,789	4,123,353

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized, 62,525,408 shares issued; 58,997,787 and 58,962,543 shares outstanding at March 31, 2003 and December 31, 2002 respectively...	62,525	62,525
Additional paid-in capital...............................	64,683	64,885
Retained earnings........................................	300,324	296,165
Accumulated other comprehensive income...................	26,459	25,851
Treasury stock (3,527,621 shares at March 31, 2003 and 3,562,869 at December 31, 2002, at cost)............................	(44,536)	(44,981)
Unearned ESOP shares.....................................	(2,787)	(3,055)

Total shareholders' equity.............................	406,668	401,390

Total liabilities and shareholders' equity.............	$4,575,457	$4,524,743

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands)

	For the Quarter Ended March 31,
	2003	2002

Interest Income
Interest and fees on loans...............................	$42,029	$45,327
Interest and dividends on investments:
Taxable interest.......................................	17,156	22,238
Interest exempt from Federal income taxes..............	2,523	2,392
Dividends..............................................	602	552
Interest on Federal funds sold...........................	1	3
Interest on bank deposits................................	6	11

Total interest income..................................	62,317	70,523

Interest Expense
Interest on deposits.....................................	15,797	21,321
Interest on short-term borrowings........................	1,552	1,765

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust.........................	831	831
Interest on other long-term debt.........................	7,291	8,564

Total interest on long-term debt.......................	8,122	9,395

Total interest expense.................................	25,471	32,481

Net Interest Income.................................	36,846	38,042
Provision for credit losses..............................	3,460	2,917

Net interest income after provision for credit losses	33,386	35,125

Other Income
Securities gains.........................................	2,234	39
Trust income.............................................	1,185	1,213
Service charges on deposit accounts......................	2,849	2,693
Insurance commissions....................................	797	856
Income from bank owned life insurance....................	1,046	1,069
Other income.............................................	2,960	2,519

Total other income.....................................	11,071	8,389

Other Expenses
Salaries and employee benefits...........................	15,335	14,643
Net occupancy expense....................................	1,974	1,686
Furniture and equipment expense..........................	2,552	2,398
Data processing expense..................................	527	442
Pennsylvania shares tax expense..........................	1,060	995
Intangible amortization..................................	7	120
Litigation settlement (recovery).........................	(610)	8,000
Other operating expenses.................................	6,927	7,159

Total other expenses...................................	27,772	35,443

Income before income taxes..........................	16,685	8,071
Applicable income taxes..................................	3,381	433

Net income..........................................	$13,304	$7,638

Average Shares Outstanding.................................	58,703,260	58,142,359
Average Shares Outstanding Assuming Dilution...............	58,934,248	58,484,806
Per Share Data:
Basic earnings per share.................................	$0.23	$0.13
Diluted earnings per share...............................	$0.23	$0.13
Cash dividends per share.................................	$0.155	$0.150

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
Balance December 31, 2001..........	$62,525	$66,176	$288,219	$8,703	$(51,431)	$(4,126)	$370,066

Comprehensive income
Net income.......................	-0-	-0-	7,638	-0-	-0-	-0-	7,638
Other comprehensive income, net of tax:
Unrealized holding (losses) on securities arising during the period.....	-0-	-0-	-0-	(2,787)	-0-	-0-	(2,787)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(26)	-0-	-0-	(26)

Total other comprehensive income.	-0-	-0-	-0-	(2,813)	-0-	-0-	(2,813)

Total comprehensive income.........	‑0-	-0-	7,638	(2,813)	-0-	-0-	4,825

Cash dividends declared............	-0-	-0-	(8,795)	-0-	-0-	-0-	(8,795)

Decrease in unearned ESOP shares...	-0-	-0-	-0-	-0-	-0-	268	268

Discount on dividend reinvestment plan purchases	-0-	(157)	-0-	-0-	-0-	-0-	(157)

Treasury stock reissued............	-0-	(352)	-0-	-0-	2,393	-0-	2,041

Balance at March 31, 2002..........	$62,525	$65,667	$287,062	$5,890	$(49,038)	$(3,858)	$368,248

Balance December 31, 2002..........	$62,525	$64,885	$296,165	$25,851	$(44,981)	$(3,055)	$401,390

Comprehensive income
Net income.......................	-0-	-0-	13,304	-0-	-0-	-0-	13,304
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period.....	-0-	-0-	-0-	2,045	-0-	-0-	2,045
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(1,437)	-0-	-0-	(1,437)

Total other comprehensive income.	-0-	-0-	-0-	608	-0-	-0-	608

Total comprehensive income.........	‑0-	-0-	13,304	608	-0-	-0-	13,912

Cash dividends declared............	-0-	-0-	(9,145)	-0-	-0-	-0-	(9,145)

Decrease in unearned ESOP shares...	-0-	-0-	-0-	-0-	-0-	268	268

Discount on dividend reinvestment plan purchases	-0-	(167)	-0-	-0-	-0-	-0-	(167)

Treasury stock reissued............	-0-	(35)	-0-	-0-	445	-0-	410

Balance at March 31, 2003..........	$62,525	$64,683	$300,324	$26,459	$(44,536)	$(2,787)	$406,668

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the 3 Months Ended March 31,
	2003	2002

Operating Activities
Net income...............................................	$13,304	$7,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses ...........................	3,460	2,917
Depreciation and amortization..........................	1,810	1,836
Net losses (gains) on sales of assets..................	(2,213)	179
Income from increase in cash surrender value of bank owned life insurance	(1,046)	(1,068)
Decrease in interest receivable........................	1,925	838
Decrease in interest payable...........................	(1,263)	(1,245)
Increase in income taxes payable.......................	4,111	476
Change in deferred taxes...............................	(731)	(49)
Other-net..............................................	(1,572)	3,912

Net cash provided by operating activities............	17,785	15,434

Investing Activities
Transactions with securities held to maturity:
Proceeds from sales....................................	-0-	-0-
Proceeds from maturities and redemptions...............	27,216	28,937
Purchases..............................................	-0-	(15,241)
Transactions with securities available for sale:
Proceeds from sales....................................	37,753	3,200
Proceeds from maturities and redemptions...............	240,971	114,941
Purchases..............................................	(310,785)	(90,617)
Proceeds from sales of loans and other assets............	29,922	5,037
Acquisition of affiliate, net of cash received...........	-0-	8
Investment in bank owned life insurance..................	-0-	(5,000)
Net decrease in time deposits with banks.................	93	2,971
Net increase in loans....................................	(74,061)	(29,039)
Purchases of premises and equipment......................	(892)	(1,776)

Net cash provided (used) by investing activities.......	(49,783)	13,421

Financing Activities

Repayments of other long-term debt.......................	(10,436)	(306)
Proceeds from issuance of other long-term debt...........	10,000	18,200
Discount on dividend reinvestment plan purchases.........	(167)	(157)
Dividends paid...........................................	(9,139)	(8,768)
Net increase (decrease) in Federal funds purchased.......	16,100	(65,579)
Net (decrease) in other short-term borrowings............	(76,440)	(20,171)
Net increase in deposits.................................	103,011	11,403
Proceeds from sale of treasury stock.....................	207	1,229

Net cash provided (used) by financing activities.......	33,136	(64,149)

Net increase (decrease) in cash and cash equivalents...	1,138	(35,294)

Cash and cash equivalents at January 1...................	81,114	98,130

Cash and cash equivalents at March 31....................	$82,252	$62,836

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("the Corporation").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2003 and 2002.  The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with the Corporation's 2002 Annual Report on Form 10-K which is available on the Corporation's website at http://www.fcbanking.com.  The Corporation's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through the Corporation's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (dollar amounts in thousands)

	2003	2002

Cash paid during the first three months of the year for:

Interest	$26,734	$33,726
Income Taxes	-0-	-0-

Noncash investing and financing activities:

ESOP loan reductions	$268	$268
Loans transferred to other real estate owned and repossessed assets	$1,247	$2,109
Gross increase (decrease) in market value adjustment to securities available for sale	$935	$(4,327)
Treasury stock reissued for business combination	$-0-	$812

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholder's Equity: (dollar amounts in thousands)

	March 31, 2003			March 31, 2002
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$3,145	$(1,100)	$2,045	$(4,287)	$1,500	$(2,787)
Less: reclassification adjustment for gains realized in net income	(2,210)	773	(1,437)	(40)	14	(26)
Net unrealized gains (losses)	935	(327)	608	(4,327)	1,514	(2,813)
Other comprehensive income	$935	$(327)	$608	$(4,327)	$1,514	$(2,813)

NOTE 4 Accounting for Stock Options Granted

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS No. 148").  FAS No. 148 amended FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123") to provide alternative methods of a voluntary transition to FAS No. 123's fair value method of accounting for stock-based employee compensation.  FAS No. 148 also amended the disclosure provisions of FAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure in the summary of significant accounting policies the effects of the entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  FAS No. 148 does not amend FAS No. 123 to require companies to account for employee stock options using the fair value method, but the disclosure provisions of the statement apply to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").  FAS No. 148 amendments to the transitional and annual disclosure requirements of FAS No. 123 were effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  Implementation of FAS No. 148 did not have a material impact on the Corporation's financial condition or results of operations.

FAS No. 123 defines a method of measuring stock-based compensation, such as stock options granted, at an estimated fair value but also permits the continued measurement of stock based compensation under the provisions of APB 25.  As permitted under FAS No. 123, the Corporation has elected to use the intrinsic value method to measure stock based compensation under APB 25.  No stock-based employee compensation expense is reflected in the Corporation's net income as reported in the Consolidated Statements of Income because all stock options granted under the Corporation's plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

(Dollar amounts in thousands, except per share data)	Three months ended March 31,
	2003	2002

Net Income, as reported	$13,304	$7,638
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(338)	$(570)
Pro forma net income	$12,966	$7,068

Earnings per share:
Basic - as reported	$0.23	$0.13
Basic - pro forma	$0.22	$0.12
Diluted - as reported	$0.23	$0.13
Diluted - pro forma	$0.22	$0.12

Note 5 Restructuring Charges

The Corporation incurred restructuring charges of $6,140 thousand during the second, third and fourth quarters of 2002 in accordance with EITF 94-3.  These restructuring charges resulted from the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.  The largest component of these charges was $4,652 thousand of employee separation costs consisting of severance packages for 95 employees from various affiliates of the Corporation including all levels of staff from the executive management level to back office support staff.  Restructuring charges during 2002 also included $1,068 thousand related to realignment of the various Boards of Directors and Board committees and $420 thousand primarily related to the write-off of obsolete signage and supplies.  These amounts were included as restructuring charges, a component of Other Expenses on the Consolidated Statements of Income during 2002.

During 2002 actual termination benefits paid and charged against the total severance liability were $1,263 thousand, leaving a remaining unpaid liability for severance costs of $3,389 thousand at December 31, 2002.  During the first quarter of 2003, monthly severance payments totaling $929 thousand were made, reducing the outstanding severance liability to $2,460 thousand at March 31, 2003.  No additional severance accruals or adjustments were recorded during the first quarter of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 6 New Accounting Pronouncements

In July 2002, the FASB issued statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146").  FAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement 146 is to be applied to exit or disposal activities initiated after December 31, 2002.  Adoption of FAS No. 146 did not have a material impact on the Corporation's financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others".  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and require disclosure of the nature of the guarantee, the maximum potential of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligation under the guarantee.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  This interpretation expands the disclosures to be made by the guarantor in its financial statements about its obligation under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 clarifies the requirements of FASB Statement No. 5 ("FAS No. 5") "Accounting for Contingencies", relating to guarantees.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, but not limited to, guarantees related to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in special purpose entities and guarantees of a company's own future performance.  Other guarantees are subject to the disclosure requirements of FIN 45 but not the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa and a guarantee which is based on performance not price.  Guarantees that have been entered into by the Corporation are disclosed in NOTE 7.  The adoption of FIN 45 did not have a material impact on the Corporation's financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", the provisions of which became effective upon issuance.  As defined by FIN 46 a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 6 New Accounting Pronouncements (continued)

investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  This interpretation also defines when the assets, liabilities, noncontrolling interest and results of operations of a VIE should be included in a company's consolidated financial statements.  Companies that hold variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will obtain a majority of the entity's expected residual returns, should such occur.  The Corporation has reviewed its current business interests in order to determine the impact of FIN 46 and has determined that no additional business interests require consolidation in the Corporation's financial statements.  The adoption of FIN 46 therefore did not have any impact on the Corporation's financial condition or results of operations.

In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS No. 149").  FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  In particular, FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of FAS No. 149 is not expected to have a material impact on the Corporation's financial condition or results of operations.

NOTE 7 Guarantees

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  In addition, many of these commitments are expected to expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements.  The table below identifies the notional amounts of these guarantees at March 31, 2003:

Financial standby letters of credit	$24,363
Performance standby letters of credit	$6,862

The current notional amounts outstanding above include financial standby letters of credit of $565 thousand and performance standby letters of credit of $123 thousand issued during the first quarter of 2003.  There is currently no liability recorded on the Corporation's balance sheet related to the above letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

First Three Months of 2003 as Compared to the First Three Months of 2002

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation including its subsidiaries (the "Corporation").  In addition to historical information, this discussion and analysis contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available and may contain the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," and similar expressions.  These forward-looking statements are inherently subject to significant risks and uncertainties, including but not limited to:  changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions and continuing consolidation of the financial services industry.  Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Net income for the first three months of 2003 was $13.3 million reflecting an increase of $5.7 million compared to 2002 results of $7.6 million.  Net income for the 2002 period included an $8.0 million litigation settlement ($5.2 million net of tax) while the 2003 period includes a partial recovery from insurance for that claim in the amount of $610 thousand ($397 thousand net of tax).  This settlement related to a lender liability action filed in 1994 against one of the Corporation's subsidiary banks and followed an adverse pre-trial judgment by the trial judge on procedural grounds.  The first quarter of 2003 includes securities gains of $2.2 million compared to securities gains of $39 thousand for the first quarter of 2002.  Diluted earnings per share were $0.23 for the first quarter of 2003 compared to $0.13 for the first quarter of 2002.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, prior year	$0.13

Increase (decrease) from changes in:
Net interest income	(0.03)
Provision for credit losses	(0.01)
Security transactions	0.04
Other income	0.01
Salaries and employee benefits	(0.01)
Litigation settlement	0.15
Applicable income taxes	(0.05)

Net income per share	$0.23

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Three Months of 2003 as Compared to the First Three Months of 2002
(continued)

Return on average assets was 1.19% and return on average equity was 13.15% for the first quarter of 2003 compared to 0.68% and 8.09%, respectively, for the first quarter of 2002.

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income declined $1.2 million for the first quarter of 2003 compared to the first quarter of 2002, primarily as earning asset yields declined faster than funding costs.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.78% for the three months of 2003 compared to 3.82% for the three months of 2002.  Continued low or declining interest rates would tend to further strain net interest income due to low reinvestment rates and accelerated prepayments of certain loans and investments.

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

Analysis of Changes in Net Interest Income (dollar amounts in thousands)
	2003 Change From 2002
	Total Change	Change Due To Volume	Change Due To Rate
Interest-earning assets:
Time deposits with banks	$(5)	$(2)	$(3)
Securities	(4,901)	(1,475)	(3,426)
Federal funds sold	(2)	(2)	-0-
Loans	(3,298)	253	(3,551)
Total interest income	(8,206)	(1,226)	(6,980)
Interest-bearing liabilities:
Deposits	(5,524)	(465)	(5,059)
Short-term borrowings	(213)	278	(491)
Long-term debt	(1,273)	(1,263)	(10)
Total interest expense	(7,010)	(1,450)	(5,560)
Net interest income	$(1,196)	$224	$(1,420)

Interest and fees on loans declined $3.3 million for the first quarter of 2003 compared to 2002 levels as loan yields declined in the lower interest rate environment.  The total yield on loans for the first quarter of 2003 was 6.70%, compared to loan yields of 7.30% for the first quarter of 2002.  Average loans for the first three months of 2003 rose $64.1 million compared to averages for the first three months of 2002 as increases in commercial loans, municipal loans and indirect installment loans were partially offset by decreases in average mortgage loans.  The Corporation

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Three Months of 2003 as Compared to the First Three Months of 2002
(continued)

has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation was one of the top small business lenders in Pennsylvania during the past two years.  The Corporation continues to take advantage of the lower interest rate cycle to change the mix of its loan portfolio.  Average mortgage loans declined during 2003 as consumers refinanced their loans at near record levels.  The Corporation continued to offer competitive mortgage loans but generally sold them immediately after origination along with the related servicing rights.

Interest income on investments declined $4.9 million for the first quarter of 2003 compared to the first quarter of 2002 reflecting decreases due to interest rates of $3.4 million combined with decreases due to investment volumes of $1.5 million.  Total yield on investments was 5.29% for the first three months of 2003 compared to 6.14% for the same period of 2002.  Declines in interest income due to rate for U.S. government agency securities were $2.9 million as yields on U.S. government agency securities decreased 112 basis points (1.12%) for the 2003 period compared to the corresponding period of 2002.  Average investments for the first quarter of 2003 included decreases in average U.S. government agencies of $51.2 million and average asset backed securities of $73.3 million which reduced interest income for the first quarter of 2003 by $760 thousand and $1.1 million compared to 2002 levels.

Interest on deposits dropped $5.5 million for the 2003 period compared to 2002 primarily due to decreases in interest expense due to interest rates of $5.1 million.  Deposit costs were 2.09% for the first quarter of 2003 compared to 2.80% for the first quarter of 2002.  The rate on savings deposits fell 48 basis points (0.48%) resulting in a decrease to interest expense of $1.3 million for the first three months of 2003 compared to the first three months of 2002.  The rate on time deposits for 2003 also declined, down 94 basis points (0.94%) compared to 2002 levels, resulting in a decrease to interest expense of $3.7 million for the first quarter of 2003.  Interest on deposits also reflected decreases due to volumes for 2003 as average deposits for the first quarter of 2003 declined $19.7 million compared to the first quarter of 2002.  The Corporation's deposit mix also changed for the first quarter of 2003 as clients registered a preference for savings deposits during continuing economic uncertainties.  Average savings deposits increased $73.2 million for 2003 compared to 2002 averages while average time deposits dropped $70.9 million over the same time frame.  During its management of deposit levels and mix the Corporation continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing the Corporation's cost of funds.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Three Months of 2003 as Compared to the First Three Months of 2002
(continued)

Interest expense on short-term borrowings decreased $213 thousand for the three months of 2003 compared to the three months of 2002 as decreases in interest expense due to rate of $491 thousand were partially offset by increases in interest expense due to volume of $278 thousand compared to 2002 levels.  The cost of short-term borrowings for the 2003 period decreased by 47 basis points (0.47%) compared to 2002 costs of 1.87%.  The average balance of short-term borrowings for the first quarter of 2003 increased by $66.2 million over averages for the prior year, primarily as a result of increased utilization of short-term borrowing from the Federal Home Loan Bank.

Interest expense on long-term debt decreased $1.3 million for the first quarter of 2003 compared to the corresponding period of 2002, primarily as a result of volume decreases.  Average long-term debt for the three months of 2003 decreased by $90.0 million compared to 2002 averages.

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $3.5 million for the three months of 2003 compared to $2.9 million for the three months of 2002.  Net charge-offs against the allowance for credit losses were $2.6 million, reflecting a decrease of $361 thousand compared to net charge-offs for the 2002 period.  The most significant components of this year-to-year change were decreases in the following categories: residential mortgages (down $95 thousand), commercial loans not secured by real estate (down $411 thousand) and loans to individuals (down $408 thousand.)  These decreases in net charge-offs for the first quarter of 2003 were partially offset by increases in net charge-offs for construction loans and commercial real estate loans of $377 thousand and $248 thousand, respectively compared to the corresponding period of 2002.  Net charge-offs as a percent of average loans outstanding were 0.10% for the first quarter of 2003 compared to 0.12% for the first quarter of 2002.  The provision for credit losses as a percent of net charge-offs was 131.31% at March 31, 2003 compared to 102.85% at December 31, 2002 and 97.36% at March 31, 2002.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Three Months of 2003 as Compared to the First Three Months of 2002
(continued)

Below is an analysis of the consolidated allowance for credit losses for the three month periods ended March 31, 2003 and 2002:

	2003	2002
	(amounts in thousands)

Balance January 1,	$34,496	$34,157
Loans charged off:
Commercial, financial and agricultural	1,268	1,231
Real estate-construction	378	1
Real estate-commercial	419	171
Real estate-residential	336	434
Loans to individuals	659	1,199
Lease financing receivables	114	144

Total loans charged off	3,174	3,180

Recoveries of previously charged off loans:
Commercial, financial and agricultural	368	34
Real estate-construction	0	0
Real estate-commercial	0	0
Real estate-residential	0	3
Loans to individuals	171	147
Lease financing receivables	0	0

Total recoveries	539	184

Net charge offs	2,635	2,996

Provision charged to operations	3,460	2,917

Balance March 31,	$35,321	$34,078

Net securities gains were $2.2 million during the first three months of 2003 compared to $39 thousand for the first three months of 2002.  Securities gains during the 2003 period resulted primarily from the sale of fixed rate corporate bonds classified as securities "available for sale" with book values of $34.5 million and Pennsylvania bank stocks with book values of $1.1 million.  The corporate bonds sold during 2003 had an average remaining life of one year and the proceeds were reinvested in adjustable rate trust preferred securities with maturities of 30 years and mortgage backed securities with an average life of 3.6 years.  This reinvestment strategy was initiated to partially mitigate the Corporation's exposure to low and declining interest rates.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Three Months of 2003 as Compared to the First Three Months of 2002
(continued)

Trust income for the first quarter of 2003 was relatively stable when compared to the first quarter of 2002 and although fee revenue continues to be negatively impacted by low market values, the enhanced referral programs and integrated growth plans for financial affiliates that have been initiated have helped to offset this trend.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the "Total Solutions Financial Management" ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits are the Corporation's most significant component of non-interest income and increased $156 thousand for the first three months of 2003 compared to the corresponding period of 2002.  Increases in insufficient funds fees "NSF" of $353 thousand for the first quarter of 2003 were partially offset by decreases in selected fees related to certain transaction accounts compared to 2002 levels.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

Insurance commissions fell $59 thousand for the 2003 period as decreases in annuity and credit insurance revenues were larger than the increases that were generated in all other insurance categories.  As part of the previously discussed TSFM process the Corporation's insurance subsidiary will continue to have expanded opportunities to meet the insurance needs of commercial clients.  In addition, the Corporation has developed "FOCUS" a financial planning tool designed to help clients prioritize and assess their financial needs.  The "FOCUS" concept results in a systematic approach covering a wide range of personal financial goals including appropriate insurance coverage.

Other income for the first three months of 2003 rose $441 thousand from the $2.5 million reported for the first three months of 2002.  Other income for the first quarter of 2003 included increases in STAR interchange fees, merchant discount and gains on sale of mortgages of $387 thousand, $198 thousand and $109 thousand, respectively versus 2002 results.  Other income for the 2003 period included decreases in debit card interchange fees, and gains on sale of foreclosed property.

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Three Months of 2003 as Compared to the First Three Months of 2002
(continued)

Noninterest expense was $27.8 million for the three months of 2003 reflecting a decrease of $7.6 million from the 2002 level of $35.4 million, primarily reflecting the effects of the previously mentioned litigation settlement.  The 2002 period includes the $8.0 million litigation charge while the 2003 period includes a $610 thousand recovery from insurance coverage related to the settlement.  Employee costs were $15.3 million for the first three months of 2003, representing an increase of $692 thousand  over 2002 levels.  Salary costs for the first quarter of 2003 increased $302 thousand or 2.7% compared to 2002 levels of $11.2 million.  Salary costs for 2003 include on-going savings resulting from the merger of the Corporation's banking subsidiaries under one charter and the consolidation of support functions which caused some staff positions to be eliminated during 2002.  These staffing reductions were part of the corporate restructuring initiative which also provided severance benefits to affected employees.  Severance costs were expensed as incurred during 2002 while monthly cash payments for some individuals continue during 2003.  Employee benefit costs rose $390 thousand or 11.4% for the first quarter of 2003 with the largest increase being hospitalization costs, which were up $257 thousand or 21.7%.  The Corporation continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.  Current benefit options include coverages fully paid for by the employer, as well as voluntary benefits whereby employees have the option of purchasing additional benefits at reduced group rates.

Net occupancy expense increased $288 thousand for the first quarter of 2003 and included increases in building repairs and maintenance, utilities and net rental expense compared to 2002 costs.  Much of these increases were due to increased utility costs and snow removal expenses resulting from the harsh winter.  The Corporation is actively evaluating its branch delivery network to optimize client service in existing branches and to continue expansion into growth markets.  The execution of these initiatives may impact occupancy and other expenses in future periods.  Increases in furniture and equipment expenses of $154 thousand for the first quarter of 2003 resulted primarily from increases in computer software depreciation and software maintenance combined with increases in depreciation on furniture and equipment

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2003 as Compared to the First Three Months of 2002
(continued)

Other operating expenses for the 2003 period were $6.9 million reflecting a decrease of $232 thousand (3.2%) from the 2002 amount of $7.2 million.  The first three months of 2003 included decreases in loss on sale of assets (primary lease vehicles), other professional fees and telephone expenses of $144 thousand, $191 thousand and $160 thousand, respectively compared to 2003 costs.  Directors' fees for the 2003 period reflected decreases of $118 thousand resulting from the restructuring of the Corporation's Boards of Directors and committees during 2002.  The first quarter of 2003 included an increase in charge card interchange charges of $174 thousand compared to the first quarter of 2002.  Advertising and promotion costs for 2003 reflected increases totaling $189 thousand, primarily as a result of continued promotion of the Corporation's brand and identity launched during the fourth quarter of 2002, as well as on-going marketing campaigns for free checking products introduced during 2002.  These free checking products are expected to have a favorable impact on deposit costs and service charge revenue in future periods as well as providing potential add on sales of other financial products and services.

Income tax expense increased $2.9 million for the first quarter of 2003 compared to the first quarter of 2002.  The 2002 period included a $2.8 million tax effect related to the $8.0 million litigation settlement recorded during 2002.  The Corporation's effective tax rate was 20.3% for the first three months of 2003 compared to 5.4% for the corresponding period of 2002.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  In the ordinary course of business, funds are generated from the banking subsidiary's core deposit base and the maturity or repayment of earning assets such as securities and loans.  As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through use of lines available for repurchase agreements, and borrowings from the Federal Reserve Bank.  Additionally, the banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements.  The sale of earning assets may also provide an additional source of liquidity.  In addition to the previously described funding sources, the Corporation also has the ability to access the capital markets.

Liquidity risk stems from the possibility that the Corporation may not be able to meet current or future financial obligations, or the Corporation may become overly reliant on alternative funding sources.  The Corporation maintains a liquidity management policy to manage this risk.  This policy identifies the primary sources of liquidity, establishes procedures for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

monitoring and measuring liquidity and quantifies minimum liquidity requirements which comply with regulatory requirements.  The policy also includes a liquidity contingency plan to address funding needs to maintain liquidity under a variety of business conditions.  The Corporation's liquidity position is monitored by the Asset/Liability Management Committee ("ALCO").

At March 31, 2003 total earning assets were $4,340.4 million, up from the $4,291.2 million recorded at December 31, 2002.  Net loans increased $40.4 million for the first three months of 2003 as commercial loans increased by $38.2 million and municipal loans increased by $25.1 million compared to year-end 2002, while loans to individuals increased by $8.2 million over the same time frame.  The first quarter of 2003 reflected decreases of $31.1 million in residential real estate loans, due in part to the continued run-off of the existing portfolio and sale of new loan production as the Corporation continues to change its loan mix.  The Corporation's auto lease portfolio also continues to decline as focus shifts from indirect leasing to indirect lending activities.  Total deposits increased $103.0 million for the first three months of 2003 as increases in time deposits of $112.9 million and total savings deposits of $3.1 million were partially offset by decreases in demand deposits of $13.0 million compared to year-end 2002.  Included in time deposits for the first quarter of 2003 were $100 million of brokered deposits with a weighted average term of 27 months.  Proceeds from the issuance of brokered deposits were utilized to pay down short-term borrowings, which declined $60.3 million during the first quarter of 2003 to $408.7 million at March 31, 2003.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of March 31, 2003, securities available for sale had an amortized cost of $1,477.3 million and an approximate fair value of $1,518.0 million.

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

The cumulative gap at the 365 day repricing period was negative in the amount of $156.4 million or 3.42% of total assets at March 31, 2003.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturity certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 2003, and December 31, 2002 (dollar amounts in thousands):

	March 31, 2003
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,015,538	$150,085	$305,799	$1,471,422
Investments	329,697	155,524	243,269	728,490
Other interest-earning assets	1,880	0	0	1,880

Total interest-sensitive assets	1,347,115	305,609	549,068	2,201,792

Certificates of deposit	255,812	160,025	355,135	770,972
Other deposits	1,175,628	0	0	1,175,628
Borrowings	409,572	562	1,499	411,633

Total interest-sensitive liabilities	1,841,012	160,587	356,634	2,358,233

Gap	$(493,897)	$145,022	$192,434	$(156,441)

ISA/ISL	0.73	1.90	1.54	0.93
Gap/Total assets	10.79%	3.17%	4.21%	3.42%

	December 31, 2002
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$962,398	$157,172	$295,273	$1,414,843
Investments	292,206	162,578	262,287	717,071
Other interest-earning assets	1,973	0	0	1,973

Total interest-sensitive assets	1,256,577	319,750	557,560	2,133,887

Certificates of deposits	354,625	170,687	263,882	789,194
Other deposits	1,172,538	0	0	1,172,538
Borrowings	469,735	905	1,483	472,123

Total interest-sensitive liabilities	1,996,898	171,592	265,365	2,433,855

Gap	$(740,321)	$148,158	$292,195	$(299,968)

ISA/ISL	0.63	1.86	2.10	0.88
Gap/Total assets	16.36%	3.27%	6.46%	6.63%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or a 100 basis point movement downward which cannot result in more than a 7.5% change or 5.0% change, respectively, in net interest income when compared to the base case, without Board approval and a strategy in place to reduce interest rate risk below the established maximum level.  The analysis at March 31, 2003 indicated that a 300 basis point (3.00%) increase in interest rates would increase net interest income 318 basis points (3.18%) above the base case scenario and a 100 basis point (1.00%) decline in interest rates would decrease net interest income by 315 basis points (3.15%) below the base case scenario, over the next twelve months, both within policy limits.

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

	At March 31,
	2003	2002
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$22,982	$24,589
Past due loans	13,007	15,594
Renegotiated loans	205	827

Total Nonperforming loans	$36,194	$41,010

Other real estate owned	$1,862	$2,106

Loans outstanding at end of period	$2,649,872	$2,587,925

Average loans outstanding (year-to-date)	$2,633,040	$2,568,911

Nonperforming loans as percent of total loans	1.37%	1.58%

Provision for credit losses	$3,460	$2,917

Net charge-offs	$2,635	$2,996

Net charge-offs as a percent of average loans outstanding	0.10%	0.12%

Provision for credit losses as a percent of net charge-offs	131.31%	97.36%

Allowance for credit losses as a percent of average loans outstanding	1.34%	1.33%

Allowance for credit losses as a percent of end-of-period loans outstanding	1.33%	1.32%

Allowance for credit losses as a percent of nonperforming loans	97.59%	83.10%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at March 31, 2003 and March 31, 2002:

	2003	2002
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$23,187	$25,416

Year to date average balance of impaired loans	$23,266	$24,532

Allowance for credit losses related to impaired loans	$5,791	$4,480

Impaired loans with an allocation of the allowance for credit losses	$15,675	$13,816

Impaired loans with no allocation of the allowance for credit losses	$7,512	$11,600

Year to date income recorded on impaired loans on a cash basis	$140	$134

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of March 31, 2003, there were no significant concentrations of credit.

Nonperforming loans at March 31, 2003 decreased $4.8 million compared to 2002 levels as nonaccrual loans, past due loans and renegotiated loans decreased compared to March 31, 2002.  The decrease in nonaccrual loan levels of $1.6 million included decreases in nonaccrual commercial loans which were partially offset by increases in nonaccrual commercial loans secured by residential real estate.  Nonaccrual loans include two

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

significant credits in both periods.  The largest credit ($6.1 million) carries an 80% guaranty of a U.S. government agency.  While a sale of the underlying assets is pending, delays with the bankruptcy court would result in the final sale and resolution of the remaining balance occurring in the third quarter of 2003.  The second credit which was $3.1 million at March 31, 2003, continues to be resolved through the liquidation of collateral and exercising other remedies.  While final resolution of this credit is uncertain, management's estimate of the potential loss on this credit is reserved.

Past due loans for the 2003 period decreased $2.6 million compared to the corresponding period of 2002 and included decreases in all major categories.  Renegotiated loans also fell, decreasing by $622 thousand for the 2003 period.  Nonperforming loans as a percent of total loans was 1.37% at March 31, 2003 compared to 1.47% at December 31, 2002, and 1.58% at March 31, 2002, while the allowance for credit losses as a percent of nonperforming loans was 97.59%, 89.76% and 83.10%, respectively for the same periods.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  This process includes close monitoring of watchlist credits for workout progress or deterioration, as well as evaluating the status of significant nonperforming credits and loan loss adequacy.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements.

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

While the Corporation consistently applies a comprehensive methodology and procedure, allowance for credit loss methodologies incorporate management's current judgments about the credit quality of the loan portfolio, as well as collection probabilities for problem credits.  Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss  provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

indicate changes in the expected future cash flows or changes in economic conditions.  The allowance for credit losses and the provision for credit losses are significant elements of the Corporation's financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis.  In addition, the Corporation maintains a system of internal controls which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

CAPITAL RESOURCES

Equity capital stood at $406.7 million at March 31, 2003, an increase of $5.3 million compared to December 31, 2002.  Dividends declared reduced equity by $9.1 million during the first three months of 2003.  The retained net income of $4.2 million remained in permanent capital to fund future growth and expansion.  Payment by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to unearned ESOP shares, increased equity by $268 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $167 thousand during the first three months of 2003.  The market value adjustment to securities available for sale increased equity by $608 thousand for the period.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $207 thousand during 2003.  Equity capital was also impacted during 2003 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which occurred during the first quarter of 2002.  This contingent payment of the Corporation's common stock was the first of four scheduled annual installments.

A strong capital base provides the Corporation with a foundation to expand lending, to protect depositors and to provide for growth while protecting against future uncertainties.  The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management ability.  In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets.

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

The table below presents the Corporation's capital position at March 31, 2003:

	Amount (in thousands)	Percent of Adjusted Assets
Tier I Capital	$ 407,038	12.7%
Risk-Based Requirement	127,787	4.0

Total Capital	442,359	13.9
Risk-Based Requirement	255,574	8.0

Minimum Leverage Capital	407,038	9.0
Minimum Leverage Requirement	135,636	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At March 31, 2003, the Corporation's banking and trust subsidiaries exceeded those requirements.

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

The Corporation's Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 10.1 Employment Contract of Johnston A. Glass
Exhibit 10.2 Change of Control Agreement of Johnston A. Glass
Exhibit 10.3 Change of Control Agreement of Thaddeus J. Clements
Exhibit 99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
Form 8-K dated April 17, 2003 reporting the Corporation's press release announcing its earnings for the three month period ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 13, 2003	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: May 13, 2003	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joseph E. O'Dell, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Commonwealth Financial Corporation;

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

May 13, 2003	/s/Joseph E. O'Dell
Date	Signature

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

May 13, 2003	/s/John J. Dolan
Date	Signature

Executive Vice President and Chief Financial Officer
Title