Form 10-Q
period 2003-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2003-08-12
CIK 712537

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

Yes    X     No      .

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of August 6, 2003, was 59,157,540.

     FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Other Information......................................................	36

Signatures.............................................................	37

Exhibits and Reports on Form 8K

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks on demand........................	$91,218	$81,114
Interest-bearing bank deposits...........................	1,237	1,973
Securities available for sale, at market.................	1,835,859	1,482,771

Securities held to maturity, at cost,(Market value $135,402 in 2003 and $204,887 in 2002).............................	127,765	197,838

Loans....................................................	2,622,194	2,609,440
Unearned income........................................	(625)	(806)
Allowance for credit losses............................	(35,604)	(34,496)

Net loans..........................................	2,585,965	2,574,138

Premises and equipment...................................	44,917	45,730
Other real estate owned..................................	1,714	1,651
Goodwill.................................................	8,131	8,131
Amortizing intangibles, net..............................	16	29
Other assets.............................................	133,942	131,368

Total assets.........................................	$4,830,764	$4,524,743

LIABILITIES

Deposits (all domestic):
Noninterest-bearing....................................	$396,794	$377,466
Interest-bearing.......................................	2,823,015	2,666,658

Total deposits.......................................	3,219,809	3,044,124

Short-term borrowings....................................	594,210	469,065
Other liabilities........................................	26,875	30,230

Company obligated mandatorily redeemable capital securities of subsidiary trust.......................................	35,000	35,000
Other long-term debt.....................................	543,408	544,934

Total long-term debt.................................	578,408	579,934

Total liabilities....................................	4,419,302	4,123,353

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized, 62,525,408 shares issued; 59,071,871 and 58,962,543 shares outstanding at June 30, 2003 and December 31, 2002 respectively.......	62,525	62,525
Additional paid-in capital...............................	64,361	64,885
Retained earnings........................................	304,595	296,165
Accumulated other comprehensive income...................	26,101	25,851
Treasury stock (3,453,537 shares at June 30, 2003 and 3,562,869 at December 31, 2002, at cost)............................	(43,601)	(44,981)
Unearned ESOP shares.....................................	(2,519)	(3,055)

Total shareholders' equity...........................	411,462	401,390

Total liabilities and shareholders' equity...........	$4,830,764	$4,524,743

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands)

	For the Quarter Ended June 30,		For the 6 Months Ended June 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans......	$41,523	$45,220	$83,552	$90,547
Interest and dividends on investments:
Taxable interest .............	16,449	21,791	33,605	44,029
Interest exempt from Federal income taxes	2,687	2,417	5,210	4,809
Dividends.....................	523	441	1,125	993
Interest on Federal funds sold..	1	1	2	4
Interest on bank deposits.......	3	8	9	19

Total interest income.........	61,186	69,878	123,503	140,401

Interest Expense
Interest on deposits............	15,961	20,782	31,758	42,103
Interest on short-term borrowings.	1,598	1,502	3,150	3,267

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust..............	831	832	1,662	1,663
Interest on other long-term debt	7,355	8,829	14,646	17,393

Total interest on long-term debt	8,186	9,661	16,308	19,056

Total interest expense........	25,745	31,945	51,216	64,426

Net Interest Income...........	35,441	37,933	72,287	75,975
Provision for credit losses.....	3,465	3,008	6,925	5,925
Net interest income after provision for credit losses	31,976	34,925	65,362	70,050

Other Income
Securities gains................	3,221	576	5,455	615
Trust income....................	1,284	1,342	2,469	2,555
Service charges on deposit accounts......................	3,255	2,746	6,104	5,439
Insurance commissions...........	848	951	1,645	1,807
Income from bank owned life insurance.....................	1,052	1,173	2,098	2,242
Other income....................	3,538	3,149	6,498	5,668

Total other income............	13,198	9,937	24,269	18,326

Other Expenses
Salaries and employee benefits..	15,146	14,767	30,481	29,410
Net occupancy expense...........	1,771	1,613	3,745	3,299
Furniture and equipment expense.	2,544	2,568	5,096	4,966
Data processing expense.........	621	484	1,148	926
Pennsylvania shares tax expense.	1,081	996	2,141	1,991
Intangible amortization.........	6	68	13	188
Litigation settlement (recovery)	-0-	-0-	(610)	8,000
Restructuring charges...........	-0-	3,116	-0-	3,116
Other operating expenses........	7,213	8,003	14,140	15,162

Total other expenses..........	28,382	31,615	56,154	67,058

Income before income taxes....	16,792	13,247	33,477	21,318
Applicable income taxes.........	3,365	2,290	6,746	2,723

Net income....................	$13,427	$10,957	$26,731	$18,595

Average Shares Outstanding........	58,769,160	58,359,322	58,736,392	58,251,440
Average Shares Outstanding Assuming Dilution	59,101,475	58,851,264	59,018,324	58,669,047
Per Share Data:
Basic earnings per share........	$0.23	$0.19	$0.46	$0.32
Diluted earnings per share......	$0.23	$0.19	$0.45	$0.32
Cash dividends per share........	$0.155	$0.150	$0.310	$0.300

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
Balance December 31, 2001..........	$62,525	$66,176	$288,219	$8,703	$(51,431)	$(4,126)	$370,066

Comprehensive income
Net income.......................	-0-	-0-	18,595	-0-	-0-	-0-	18,595
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period.....	-0-	-0-	-0-	13,108	-0-	-0-	13,108
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(397)	-0-	-0-	(397)

Total other comprehensive income.	-0-	-0-	-0-	12,711	-0-	-0-	12,711

Total comprehensive income.........	‑0-	-0-	18,595	12,711	-0-	-0-	31,306

Cash dividends declared............	-0-	-0-	(17,612)	-0-	-0-	-0-	(17,612)

Decrease in unearned ESOP shares...	-0-	-0-	-0-	-0-	-0-	536	536

Discount on dividend reinvestment plan purchases	-0-	(316)	-0-	-0-	-0-	-0-	(316)

Treasury stock reissued............	-0-	(607)	-0-	-0-	4,145	-0-	3,538

Balance at June 30, 2002...........	$62,525	$65,253	$289,202	$21,414	$(47,286)	$(3,590)	$387,518

Balance December 31, 2002..........	$62,525	$64,885	$296,165	$25,851	$(44,981)	$(3,055)	$401,390

Comprehensive income
Net income.......................	-0-	-0-	26,731	-0-	-0-	-0-	26,731
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period.....	-0-	-0-	-0-	3,772	-0-	-0-	3,772
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(3,522)	-0-	-0-	(3,522)

Total other comprehensive income.	-0-	-0-	-0-	250	-0-	-0-	250

Total comprehensive income.........	‑0-	-0-	26,731	250	-0-	-0-	26,981

Cash dividends declared............	-0-	-0-	(18,301)	-0-	-0-	-0-	(18,301)

Decrease in unearned ESOP shares...	-0-	-0-	-0-	-0-	-0-	536	536

Discount on dividend reinvestment plan purchases	-0-	(334)	-0-	-0-	-0-	-0-	(334)

Treasury stock reissued............	-0-	(190)	-0-	-0-	1,380	-0-	1,190

Balance at June 30, 2003...........	$62,525	$64,361	$304,595	$26,101	$(43,601)	$(2,519)	$411,462

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the 6 Months Ended June 30,
	2003	2002

Operating Activities
Net income...............................................	$26,731	$18,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses ...........................	6,925	5,925
Depreciation and amortization..........................	3,632	3,759
Net losses (gains) on sales of assets..................	(5,543)	(663)
Income from increase in cash surrender value of bank owned life insurance	(2,098)	(2,242)
Decrease in interest receivable........................	730	654
Decrease in interest payable...........................	(922)	(2,066)
Increase (decrease) in income taxes payable............	841	(1,869)
Change in deferred taxes...............................	(2,325)	(663)
Other-net..............................................	(2,124)	728

Net cash provided (used) by operating activities.....	25,847	22,158

Investing Activities
Transactions with securities held to maturity:
Proceeds from sales....................................	-0-	-0-
Proceeds from maturities and redemptions...............	70,117	43,977
Purchases..............................................	-0-	(15,241)
Transactions with securities available for sale:
Proceeds from sales....................................	49,913	10,237
Proceeds from maturities and redemptions...............	510,136	215,851
Purchases..............................................	(907,343)	(206,211)
Proceeds from sales of loans and other assets............	65,964	48,401
Acquisition of affiliate, net of cash received...........	-0-	(4)
Investment in bank owned life insurance..................	-0-	(5,000)
Net decrease in time deposits with banks.................	736	3,506
Net increase in loans....................................	(84,781)	(99,506)
Purchases of premises and equipment......................	(2,693)	(3,300)

Net cash provided (used) by investing activities.....	(297,951)	(7,290)

Financing Activities

Repayments of other long-term debt.......................	(10,991)	(681)
Proceeds from issuance of other long-term debt...........	10,000	18,200
Discount on dividend reinvestment plan purchases.........	(334)	(316)
Dividends paid...........................................	(18,284)	(17,564)
Net increase (decrease) in Federal funds purchased.......	(9,800)	(81,900)
Net increase (decrease) in other short-term borrowings...	134,944	(40,188)
Net increase in deposits.................................	175,685	90,484
Proceeds from sale of treasury stock.....................	988	2,726

Net cash provided (used) by financing activities.....	282,208	(29,239)

Net increase (decrease) in cash and cash equivalents.	10,104	(14,371)

Cash and cash equivalents at January 1...................	81,114	98,130

Cash and cash equivalents at June 30.....................	$91,218	$83,759

 The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("the Corporation").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2003 and the results of operations for the three month and six month periods ended June 30, 2003 and 2002, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2003 and 2002.  The results of operations for the three month and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with the Corporation's 2002 Annual Report on Form 10-K which is available on the Corporation's website at http://www.fcbanking.com.  The Corporation's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through the Corporation's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (dollar amounts in thousands)

	2003	2002

Cash paid during the first six months of the year for:

Interest	$52,138	$66,491
Income Taxes	$8,230	$5,260

Noncash investing and financing activities:

ESOP loan reductions	$536	$536
Loans transferred to other real estate owned and repossessed assets	$2,210	$3,599
Gross increase in market value adjustment to securities available for sale	$385	$19,556
Treasury stock reissued for business combination	$-0-	$812

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholder's Equity: (dollar amounts in thousands)

	June 30, 2003			June 30, 2002
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$5,803	$(2,031)	$3,772	$20,166	$(7,058)	$13,108
Less: reclassification adjustment for gains realized in net income	(5,418)	1,896	(3,522)	(610)	213	(397)
Net unrealized gains (losses)	385	(135)	250	19,556	(6,845)	12,711
Other comprehensive income	$385	$(135)	$250	$19,556	$(6,845)	$12,711

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
June 30, 2003
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

(Dollar amounts in thousands, except per share data)	Three months ended June 30,
	2003	2002

Net Income, as reported	$13,427	$10,957
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(338)	(569)
Pro forma net income	$13,089	$10,388

Earnings per share:
Basic - as reported	$0.23	$0.19
Basic - pro forma	$0.22	$0.18
Diluted - as reported	$0.23	$0.19
Diluted - pro forma	$0.22	$0.18

(Dollar amounts in thousands, except per share data)	Six months ended June 30,
	2003	2002

Net Income, as reported	$26,731	$18,595
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(676)	(1,139)
Pro forma net income	$26,055	$17,456

Earnings per share:
Basic - as reported	$0.46	$0.32
Basic - pro forma	$0.44	$0.30
Diluted - as reported	$0.45	$0.32
Diluted - pro forma	$0.44	$0.30

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

Note 5 Restructuring Charges (continued)

During 2002 actual termination benefits paid and charged against the total severance liability were $1,263 thousand, leaving a remaining unpaid liability for severance costs of $3,389 thousand at December 31, 2002.  During the first half of 2003, monthly severance payments totaling $1,786 thousand were made, reducing the outstanding severance liability to $1,603 thousand at June 30, 2003.  No additional severance accruals or adjustments were recorded during the first half of 2003 related to the 2002 restructuring.

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

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others".  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and require disclosure of the nature of the guarantee, the maximum potential of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligation under the guarantee.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  This interpretation expands the disclosures to be made by the guarantor in its financial statements about its obligation under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 clarifies the requirements of FASB Statement No. 5 ("FAS No. 5") "Accounting for Contingencies", relating to guarantees.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, but not limited to, guarantees related to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in special purpose entities and guarantees of a company's own future performance.  Other guarantees are subject to the disclosure requirements of FIN 45 but not the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa and a guarantee which is

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 6 New Accounting Pronouncements (continued)

based on performance not price.  Guarantees that have been entered into by the Corporation are disclosed in NOTE 7.  The adoption of FIN 45 did not have a material impact on the Corporation's financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", the provisions of which became effective upon issuance.  As defined by FIN 46 a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  This interpretation also defines when the assets, liabilities, noncontrolling interest and results of operations of a VIE should be included in a company's consolidated financial statements.  Companies that hold variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will obtain a majority of the entity's expected residual returns, should such occur.  The Corporation has reviewed its current business interests in order to determine the impact of FIN 46 and has determined that no additional business interests require consolidation in the Corporation's financial statements.  The adoption of FIN 46, therefore, did not have any impact on the Corporation's financial condition or results of operations.

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

In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("FAS No. 150").  FAS No. 150 represents the first phase of the FASB's broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both liabilities and equity.  This statement requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares.  A freestanding financial instrument is one that is entered into separately and apart from any of the entity's other financial instruments or equity transactions or is entered in conjunction with some other transaction but can be legally detached and exercised on a separate basis.  FAS No. 150 is relatively narrow in scope as it specifies only that certain instruments must be classified as liabilities but does not include additional guidance

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 6 New Accounting Pronouncements (continued)

on the concept of what constitutes either a "liability" or "equity".    Entities will continue to apply existing guidance on determining the balance sheet classification of instruments that do not specifically fall within the scope of FAS No. 150.  FAS No. 150 must be applied immediately to financial instruments entered into or modified after May 31, 2003.  For all other instruments that exist, this statement goes into effect at the beginning of the first interim period beginning after June 15, 2003.  Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle.  FAS No. 150 prohibits entities from restating financial statements for earlier years presented.  This statement generally does not require substantial additional disclosures in the notes to the financial statements beyond those required by existing accounting standards.  Adoption of FAS No. 150 is not expected to have a material impact on the Corporation's financial condition or results of operations.

NOTE 7 Guarantees

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  In addition, many of these commitments are expected to expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements.  The table below identifies the notional amounts of these guarantees at June 30, 2003:  (Dollar amounts in thousands)

Financial standby letters of credit	$23,870
Performance standby letters of credit	$6,474

The current notional amounts outstanding above include financial standby letters of credit of $6,087 thousand and performance standby letters of credit of $458 thousand issued during the first half of 2003.  There is currently no liability recorded on the Corporation's balance sheet related to the above letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 8 Subsequent Event-Branch Sale

On July 17, 2003 First Commonwealth Bank, a wholly-owned subsidiary of the registrant agreed to sell two of its branch offices to Waypoint Bank.  Waypoint Bank is a $5.6 billion federally chartered thrift with 59 branches located throughout Pennsylvania and Maryland.  Under the terms of the purchase and assumption agreement, Waypoint will acquire First Commonwealth Bank branches at 15 South Main Street in Chambersburg, PA and 1720 Lincoln Highway East in Guilford Township, PA.  Waypoint will assume approximately $30 million of deposit liabilities and purchase $5 million in loans associated with the two offices.  The transaction is subject to the approval of the Office of Thrift Supervision and is expected to settle in the third quarter of 2003.  The transaction is expected to generate a pre-tax gain of approximately $3.0 million which will be included in the registrant's financial results for the third quarter of 2003.

Note 9 Subsequent Event-Pending Business Combination

On August 8, the registrant entered into a definitive agreement to acquire Pittsburgh Financial Corp. ("PFC") a financial holding company headquartered near Pittsburgh, in Wexford Pennsylvania.  Pittsburgh Financial Corp. is the parent company of BankPittsburgh with total assets of $376 million, deposits of $182 million and equity of nearly $23 million at June 30, 2003.  BankPittsburgh is a state chartered stock savings bank headquartered in Pittsburgh, Pennsylvania which conducts business from seven offices in Allegheny (6) and Butler (1) counties and one loan production office in downtown Pittsburgh.  PFC also offers residential and commercial mortgage settlement services through Pinnacle Settlement Group LLC, an 80% owned subsidiary.  Pittsburgh Financial Corp. shares are traded on the NASDAQ National Market System under the symbol "PHFC".

Under terms of the agreement, the shareholders of Pittsburgh Financial Corp. can elect to receive $20.00 in cash or an equivalent value of the registrant's common stock for each PFC share owned, subject to proration as provided in the definitive agreement to ensure that 40% of the aggregate merger consideration will be paid in cash and 60% in First Commonwealth common stock.  The transaction is subject to all required regulatory approvals and the approval of PFC shareholders.  The definitive agreement was unanimously approved by the Boards of Directors of both organizations.  The transaction has a current market value of $28.4 million and is expected to be completed by the end of 2003.

On a pro-forma basis, as of June 30, 2003, the registrant would have assets of approximately $5.2 billion, total equity of $424 million and market capitalization of $765 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 2003 as Compared to the First Six Months of 2002

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

Net income for the first six months of 2003 was $26.7 million reflecting an increase of $8.1 million compared to 2002 results of $18.6 million.  The change in net income for the 2003 period reflected decreases in non-interest expenses primarily related to nonrecurring expenses included in the 2002 period and an increase in security gains for the 2003 period compared to the corresponding period of 2002.  Net income for the 2002 period included an $8.0 million litigation settlement ($5.2 million net of tax) while the 2003 period includes a partial recovery from insurance for that claim in the amount of $610 thousand ($397 thousand net of tax).  This settlement related to a lender liability action filed in 1994 against one of the Corporation's subsidiary banks and followed an adverse pre-trial judgment by the trial judge on procedural grounds.  The 2002 period also included $3.1 million ($2.0 million after-tax) of nonrecurring restructuring charges associated with the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.  These restructuring charges included $2.8 million related to separation pay for those employees whose positions were eliminated or chose not to relocate as a result of the merger of the two banks which was completed in the fourth quarter of 2002.  The first half of 2003 includes securities gains of $5.5 million ($3.5 million net of tax) compared to securities gains of $615 thousand ($400 thousand net of tax) for the first half of 2002.  The first six months of 2003 also includes decreases in net interest income which continues to be impacted by low interest rates.  During this unparalleled period of low interest rates the Corporation, as well as the financial services industry in general, has been challenged by margin compression as the cost of funds has not declined in the same magnitude or at the same pace as asset yields.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2003 as Compared to the First Six Months of 2002 (continued)

The decrease in net interest income has been partially offset by increases in non-interest income for the first half of 2003 compared to the first half of 2002.  Diluted earnings per share was $0.45 for the first six months of 2003 compared to $0.32 for the first six months of 2002.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, prior year	$0.32

Increase (decrease) from changes in:
Net interest income	(0.07)
Provision for credit losses	(0.02)
Security transactions	0.08
Service charges on deposits	0.01
Other income	0.01
Salaries and employee benefits	(0.02)
Net occupancy expense	(0.01)
Litigation settlement	0.15
Restructuring charges	0.05
Other operating expenses	0.02
Applicable income taxes	(0.07)

Net income per share	$0.45

Return on average assets was 1.17% and return on average equity was 13.07% for the first six months of 2003 compared to 0.82% and 9.77%, respectively, for the first six months of 2002.

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income declined $3.7 million for the first half of 2003 compared to the first half of 2002, primarily as earning asset yields declined faster than funding costs.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.63% for the six months of 2003 compared to 3.79% for the six months of 2002.  Continued low or declining interest rates would tend to further strain net interest income due to low reinvestment rates and accelerated prepayments of certain loans and investments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Six Months of 2003 as Compared to the First Six Months of 2002
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

Analysis of Changes in Net Interest Income (dollar amounts in thousands)
	2003 Change From 2002
	Total Change	Change Due To Volume	Change Due To Rate
Interest-earning assets:
Time deposits with banks	$(10)	$(7)	$(3)
Securities	(9,891)	(762)	(9,129)
Federal funds sold	(2)	-0-	(2)
Loans	(6,995)	399	(7,394)
Total interest income	(16,898)	(370)	(16,528)
Interest-bearing liabilities:
Deposits	(10,345)	(3)	(10,342)
Short-term borrowings	(117)	968	(1,085)
Long-term debt	(2,748)	(2,720)	(28)
Total interest expense	(13,210)	(1,755)	(11,455)
Net interest income	$(3,688)	$1,385	$(5,073)

Interest and fees on loans declined $7.0 million for the first six months of 2003 compared to 2002 levels as loan yields declined in the lower interest rate environment.  The total yield on loans for the first half of 2003 was 6.60%, compared to loan yields of 7.23% for the first half of 2002.  Average loans for the first six months of 2003 rose $55.2 million compared to averages for the first six months of 2002 as increases in commercial loans, municipal loans and indirect installment loans were partially offset by decreases in average mortgage loans.  The Corporation has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation was one of the top small business lenders in Pennsylvania during the past two years.  The Corporation continues to take advantage of the lower interest rate cycle to change the mix of its loan portfolio.  Average mortgage loans declined during 2003 as consumers refinanced their loans at near record levels.  The Corporation continued to offer competitive mortgage loans but generally sold them immediately after origination along with the related servicing rights.  The Corporation has begun to retain fixed rate mortgages with maturities of 15 years or less and all adjustable rate mortgages.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Six Months of 2003 as Compared to the First Six Months of 2002
(continued)

Interest income on investments declined $9.9 million for the first half of 2003 compared to the first half of 2002 reflecting decreases due to interest rates of $9.1 million combined with decreases due to investment volumes of $762 thousand.  Total yield on investments was 5.02% for the first six months of 2003 compared to 6.11% for the same period of 2002.  Declines in interest income due to rate for U.S. government agency securities were $7.9 million as yields on U.S. government agency securities decreased 142 basis points (1.42%) for the 2003 period compared to the corresponding period of 2002.  Average investments for the first half of 2003 included decreases in average asset backed securities of $74.9 million which were partially offset by increases in average U.S. government agency securities and average municipal investments compared to 2002 averages.

Interest on deposits dropped $10.3 million for the 2003 period compared to 2002 primarily due to decreases in interest expense due to interest rates.  Deposit costs were 2.05% for the first six months of 2003 compared to 2.72% for the first six months of 2002.  The rate on savings deposits fell 47 basis points (0.47%) resulting in a decrease to interest expense of $2.6 million for the first six months of 2003 compared to the first six months of 2002.  The rate on time deposits for 2003 also declined, down 90 basis points (0.90%) compared to 2002 levels, resulting in a decrease to interest expense of $7.7 million for the first six months of 2003.  The Corporation's deposit mix also changed for the first half of 2003 as clients registered a preference for savings deposits during continuing economic uncertainties.  Average savings deposits increased $75.4 million for 2003 compared to 2002 averages while average time deposits dropped $49.3 million over the same time frame.  During its management of deposit levels and mix the Corporation continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing the Corporation's cost of funds.

Interest expense on short-term borrowings decreased $117 thousand for the six months of 2003 compared to the six months of 2002 as decreases in interest expense due to rate of $1.1 million were, for the most part, offset by increases in interest expense due to volume of $968 thousand compared to 2002 levels.  The cost of short-term borrowings for the 2003 period decreased by 50 basis points (0.50%) compared to 2002 costs of 1.86%. The average balance of short-term borrowings for the first six months of 2003 increased by $109.2 million over averages for the prior year.  The increase in short-term borrowings can mainly be attributed to $100 million of long-term debt that matured during the fourth quarter of 2002 and was replaced with short-term borrowings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Six Months of 2003 as Compared to the First Six Months of 2002
(continued)

Interest expense on long-term debt decreased $2.7 million for the first six months of 2003 compared to the corresponding period of 2002, primarily as a result of volume decreases.  Average long-term debt for the six months of 2003 decreased by $96.4 million compared to 2002 averages.

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $6.9 million for the six months of 2003 compared to $5.9 million for the six months of 2002.  Net charge-offs against the allowance for credit losses were $5.8 million for both the 2003 and 2002 periods.  Net charge-offs as a percent of average loans outstanding were also comparable for the first half of 2003 and the first half of 2002 representing 0.22% of average loans for both periods.  The provision for credit losses as a percent of net charge-offs was 119.05% at June 30, 2003 compared to 102.85% at December 31, 2002 and 102.51% at June 30, 2002.  Management continues to gather additional data related to its loan portfolio to make sure material trends and factors are considered in management's evaluation of the adequacy of the allowance for credit losses.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Six Months of 2003 as Compared to the First Six Months of 2002
(continued)

Below is an analysis of the consolidated allowance for credit losses for the six month periods ended June 30, 2003 and 2002:

	2003	2002
	(amounts in thousands)

Balance January 1,	$34,496	$34,157
Loans charged off:
Commercial, financial and agricultural	2,112	2,972
Real estate-construction	378	3
Real estate-commercial	467	351
Real estate-residential	2,040	863
Loans to individuals	1,685	2,187
Lease financing receivables	191	236

Total loans charged off	6,873	6,612

Recoveries of previously charged off loans:
Commercial, financial and agricultural	712	505
Real estate-construction	0	0
Real estate-commercial	0	0
Real estate-residential	10	11
Loans to individuals	334	311
Lease financing receivables	0	5

Total recoveries	1,056	832

Net charge offs	5,817	5,780

Provision charged to operations	6,925	5,925

Balance June 30,	$35,604	$34,302

Net securities gains were $5.5 million during the first six months of 2003 compared to $615 thousand for the first six months of 2002.  Securities gains during the 2003 period resulted primarily from the sale of fixed rate corporate bonds classified as securities "available for sale" with book values of $34.5 million and Pennsylvania bank stocks with book values of $6.7 million.  The corporate bonds sold during 2003 had an average remaining life of one year and the proceeds were reinvested in adjustable rate trust preferred securities with maturities of 30 years and mortgage backed securities with an average life of 3.6 years.  This reinvestment strategy was initiated to partially mitigate the Corporation's exposure to low and declining interest rates.  Securities gains during the 2002 period resulted primarily from the sale of Pennsylvania bank stocks, U.S. treasury securities and fixed rate corporate bonds classified as securities "available for sale".

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Six Months of 2003 as Compared to the First Six Months of 2002
(continued)

Trust income was relatively stable for the first half of 2003 compared to the first half of 2002.  Although fee revenue continues to be negatively impacted by low market values, the enhanced referral programs and integrated growth plans for financial affiliates that have been initiated have helped to offset this trend.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the "Total Solutions Financial Management" ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits are the Corporation's most significant component of non-interest income and increased $665 thousand for the first six months of 2003 compared to the corresponding period of 2002.  Increases in insufficient funds fees "NSF" of $960 thousand for the first half of 2003 were partially offset by decreases in selected fees related to certain transaction accounts compared to 2002 levels.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

Insurance commissions fell $162 thousand for the 2003 period as decreases in annuity and credit insurance revenues were larger than the increases that were generated in all other insurance categories.  As part of the previously discussed TSFM process, the Corporation's insurance subsidiary will continue to have expanded opportunities to meet the insurance needs of commercial clients.  In addition, the Corporation has developed "FOCUS" a financial planning tool designed to help clients prioritize and assess their financial needs.  The "FOCUS" concept results in a systematic approach covering a wide range of personal financial goals including appropriate insurance coverage.

Other income for the first six months of 2003 rose $830 thousand from the $5.7 million reported for the first six months of 2002.  Other income for the first half of 2003 included increases in STAR interchange fees, merchant discount and income from the increase in cash surrender value of split dollar life insurance of $600 thousand, $430 thousand and $160 thousand, respectively, versus 2002 results.  Gains on the sale of residential mortgage loans including the sale of the related servicing rights increased by $182 thousand for the six months of 2003 compared to 2002 gains. Other income for the 2003 period included decreases in debit card interchange fees and gains on sale of foreclosed property.

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

First Six Months of 2003 as Compared to the First Six Months of 2002
(continued)

Noninterest expense was $56.2 million for the six months of 2003 reflecting a decrease of $10.9 million from the 2002 level of $67.1 million, primarily reflecting the effects of the previously mentioned litigation settlement and restructuring charges included in 2002 costs.  The 2002 period includes the $8.0 million litigation charge while the 2003 period includes a $610 thousand recovery from insurance coverage related to the settlement.  The 2002 period also includes a $3.1 million restructuring charge related to employee separation pay and costs related to merging the Corporation's two subsidiary banks into one charter. Employee costs were $30.5 million for the first six months of 2003, representing an increase of $1.1 million  over 2002 levels.  Salary costs for the first half of 2003 increased $340 thousand or 1.5% compared to 2002 levels of $22.7 million.  Salary costs for 2003 include on-going savings resulting from the merger of the Corporation's banking subsidiaries under one charter and the consolidation of support functions which caused some staff positions to be eliminated during 2002.  These staffing reductions were part of the corporate restructuring initiative which also provided severance benefits to affected employees.  Severance costs were expensed as incurred during 2002 while monthly cash payments for some individuals continue during 2003.  Employee benefit costs rose $731 thousand or 10.9% for the first half of 2003 with the largest increase being hospitalization costs, which were up $542 thousand or 22.8%.  The Corporation continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.  Current benefit options include coverages fully paid for by the employer, as well as voluntary benefits whereby employees have the option of purchasing additional benefits at reduced group rates.

Net occupancy expense increased $446 thousand for the first half of 2003 and included increases in building repairs and maintenance, utilities and net rental expense compared to 2002 costs.  Much of these increases were due to increased utility costs and snow removal expenses resulting from the harsh winter.  The Corporation is actively evaluating its branch delivery network to optimize client service in existing branches and to continue expansion into growth markets.  The execution of these initiatives may impact occupancy and other expenses in future periods.

Amortization of core deposit intangibles declined by $175 thousand for the first half of 2003 compared to 2002 amortization as amounts related to certain acquisitions became fully amortized during 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2003 as Compared to the First Six Months of 2002
(continued)

Other operating expenses for the 2003 period were $14.1 million reflecting a decrease of $1.0 million (6.7%) from the 2002 amount of $15.2 million.  The first six months of 2003 included decreases in loss on sale of assets (primarily leased vehicles), other professional fees and telephone expenses of $171 thousand, $799 thousand and $325 thousand, respectively compared to 2002 costs.  Directors' fees for the 2003 period reflected decreases of $298 thousand resulting from the restructuring of the Corporation's Boards of Directors and committees during 2002. Legal fees were also $201 thousand lower in the first half of 2003 compared to the first half of 2002.  These fees are being centrally managed to maximize risk management as well as cost control.  The first six months of 2003 included an increase in charge card interchange charges of $368 thousand compared to the first six months of 2002.  Advertising costs for 2003 reflected increases of $230 thousand, primarily as a result of continued promotion of the Corporation's brand and identity launched during the fourth quarter of 2002, as well as on-going marketing campaigns for free checking products.  These free checking products are expected to have a favorable impact on deposit costs and service charge revenue in future periods, as well as providing potential add-on sales of other financial products and services.

Income tax expense increased $4.0 million for the first half of 2003 compared to the first half of 2002.  The 2002 period included a $2.8 million tax effect related to the $8.0 million litigation settlement recorded during 2002 as well as a $1.1 million tax effect related to the 2002 restructuring charges.  The Corporation's effective tax rate was 20.2% for the first six months of 2003 compared to 12.8% for the corresponding period of 2002.

Three Months Ended June 30, 2003 as Compared to the Three Months Ended
June 30, 2002

Net income was $13.4 million for the second quarter of 2003 an increase of $2.5 million compared to 2002 results of $10.9 million. The change in net income for the 2003 period reflected decreases in non-interest expenses primarily related to nonrecurring expenses included in the 2002 period and an increase in security gains for the 2003 period compared to the corresponding period of 2002.  Restructuring charges of $3.1 million ($2.0 million net of tax) were included in results of operations for the second quarter of 2002. The three months of 2003 included securities gains of $3.2 million ($2.1 million net of tax) compared to securities gains of $576 thousand ($374 thousand net of tax) for the three months of 2002.  Net interest income for the second quarter of 2003 reflected a decrease compared to the amount reported for the three months of 2002. The decrease in net interest income has been partially offset by increases in non-interest income for the 2003 quarter compared to the 2002 quarter.  Basic and diluted earnings per share were $0.23 for the second quarter of 2003 compared to $0.19 for the second quarter of 2002.  Return on average assets was 1.15% and return on average equity was 12.99% for the second quarter of 2003 compared to 0.96% and 11.43%, respectively, for the second quarter of 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2003 as Compared to the Three Months Ended
June 30, 2002 (continued)

Net interest income for the second quarter of 2003 of $35.4 million represented a decrease of $2.5 million compared to the second quarter of 2002.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2003 period was 3.49% reflecting a decrease of 28 basis points (0.28%) from 3.77% reported in 2002 as asset yields declined more than the cost of funds.

Interest and fees on loans for the three months ended June 30, 2003 decreased $3.7 million compared to the three months ended June 30, 2002, primarily as a result of rate decreases, most notably for variable rate commercial loans.  The total yield on loans for the second quarter of 2003 was 6.51% representing a decrease of 65 basis points (0.65%)compared to yields for the second quarter of 2002.  Declines in interest and fees on loans due to rate for the second quarter of 2003 compared to the second quarter of 2002 were partially offset by increases in interest income due to volume for commercial loans.  Average loans for the second quarter of 2003 increased $46.3 million compared to averages for the second quarter of 2002 and included increases in commercial loans, municipal loans and home equity loans which were partially offset by deceases in average residential mortgage loans.

Interest income on investments for the three months ended June 30, 2003 was $19.7 million, reflecting a decrease of $5.0 million compared to the three months ended June 30, 2002.  Total yield on investments was 4.77% for the second quarter of 2003 compared to 6.09% for the second quarter of 2002.  Changes in investment income due to rate totaled $5.7 million for the 2003 period as overall interest rates were lower than in the prior year.  Rate decreases during 2003 were slightly offset by volume increases, most notably, volume increases for U.S. government agency securities and municipal investments. Average investments increased by $63.8 million for the second quarter of 2003 compared to averages for the second quarter of 2002.

Interest on deposits dropped $4.8 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 as both rates and volumes declined for the 2003 period.  Interest expense on savings reflected decreases due to rate of $1.3 million for the 2003 period as savings costs fell from 1.21% in 2002 to 0.76% in 2003.  Interest on time deposits reflected decreases due to rate of $2.3 million and decreases due to volume of $1.4 million for the second quarter of 2003 compared to the second quarter of 2002.  Average time deposits were $1,598.4 million for 2003 compared to $1,626.4 million for the corresponding period of 2002. The cost of time deposits was 3.43% for 2003 compared to 4.27% for 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

Three Months Ended June 30, 2003 as Compared to the Three Months Ended
June 30, 2002 (continued)

Interest expense on short-term borrowings rose for the second quarter of 2003 compared to the second quarter of 2002 as increases in interest expense due to volume were offset by decreases in interest expense due to rate.  Average short-term borrowings increased $151.8 million for the second quarter of 2003 compared to 2002 averages, due in part to $100 million of long-term debt maturing in the fourth quarter of 2002 which was rolled into short-term borrowings.  The largest portion of the additional increase in short-term borrowings can primarily be attributed to the pre-investment strategy implemented during the second quarter of 2003 which is described in the "Interest Sensitivity" section of this report.  Interest expense on long-term debt for the three months ended June 30, 2003 fell $1.5 million from $9.7 million reported for the three months ended June 30, 2002 primarily as a result of volume decreases.  Average long-term debt was $102.7 million lower in the second quarter of 2003 than averages for the second quarter of 2002.

The provision for credit losses was $3.5 million for the three months ended June 30, 2003 compared to $3.0 million for the three months ended June 30, 2002.  Net charge-offs for the second quarter of 2003 were $3.2 million, an increase of $398 thousand from net charge-offs for the second quarter of 2002.  Net charge-offs for the second quarter of 2003 included increases in net charge-offs of residential mortgage loans of $1.3 million combined with decreases in net charge-offs for most other loan categories.

Net securities gains were $3.2 million for the second quarter of 2003 compared to securities gains of $576 thousand for the second quarter of 2002.  Securities gains during both the 2003 and the 2002 periods resulted primarily from the sale of Pennsylvania bank stocks.  During the second quarter of 2003 Pennsylvania bank stocks with book values of $5.6 million were sold, while bank stocks with book values of $1.1 million were sold during the second quarter of 2002, generating gains of $3.2 million and $475 thousand, respectively.

Service charges on deposits increased by $509 thousand for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  This increase is due in part to increases in insufficient funds fees "NSF" for the second quarter of 2003 compared to 2002 levels.

Other income for the second quarter of 2003 rose $389 thousand from the $3.1 million reported for the second quarter of 2002.  Other income for the 2003 period included increases in STAR interchange fees, merchant discount and income from the increase in cash surrender value of split dollar life insurance of $214 thousand, $232 thousand and $160 thousand, respectively, versus 2002 results.  Other income for the 2003 period included decreases in debit card interchange fees, and gains on sale of foreclosed property.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS(continued)

Three Months Ended June 30, 2003 as Compared to the Three Months Ended
June 30, 2002 (continued)

Total noninterest expense for the three months ended June 30, 2003 was $28.4 million reflecting a decrease of $3.2 million from the $31.6 million that was reported for the corresponding period of 2002.  The decrease of 2003 resulted primarily from the previously discussed restructuring charges of $3.1 million which were included in the 2002 period.  Employee costs were $15.1 million for the second quarter of 2003, representing an increase of $379 thousand over 2002 levels.  Salary costs for the three months of 2003 increased by less than 1% compared to 2002 levels.  Salary costs for 2003 include on-going savings resulting from the merger of the Corporation's banking subsidiaries under one charter and the consolidation of support functions which caused some staff positions to be eliminated during 2002.  Employee benefit costs rose $341 thousand or 10.3% for the second quarter of 2003 with the largest increase being hospitalization costs, which were up $285 thousand or 23.8% compared to 2002 levels.

Net occupancy expense increased $158 thousand for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily as a result of increases in building repairs and maintenance.  Amortization of core deposit intangibles declined by $62 thousand for the 2003 period as amounts related to certain acquisitions became fully amortized during 2002.

Other operating expenses for the 2003 quarter were $7.2 million reflecting a decrease of $790 thousand from the 2002 amount of $8.0 million.  The most notable decreases in other operating expenses for the second quarter of 2003 compared to the second quarter of 2002 occurred in directors fees, other professional fees and legal fees which decreased by $179 thousand, $608 thousand and $101 thousand, respectively.  Other operating expenses for the second quarter of 2003 were also positively impacted by reductions in telephone costs of $165 thousand due in part to active management of both voice and dataline expenses by the Corporation's data processing and technology affiliate.  The three months ended June 30, 2003 included increases in advertising, charge card interchange costs and postage compared to the three months ended June 30, 2002.

Income tax expense increased $1.1 million for the second quarter of 2003 compared to the second quarter of 2002 primarily as a result of increases in income before taxes of $3.5 million over 2002 levels.  Tax expense for 2002 included the $1.1 million tax effect related to the 2002 restructuring charges.  Tax expense for the second quarter of 2003 was positively impacted by an increase in tax-free municipal income compared to 2002 levels.  The Corporation's effective tax rate was 20.0% for the second quarter of 2003 compared to 17.3% for the corresponding period of 2002

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY

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

At June 30, 2003 total earning assets were $4,586.4 million, up from the $4,291.2 million recorded at December 31, 2002.  Net loans increased $11.8 million for the first six months of 2003 as commercial loans increased by $48.4 million and municipal loans increased by $12.1 million compared to year-end 2002, while loans to individuals increased by $14.3 million over the same time frame.  The first six months of 2003 reflected decreases of $54.2 million in residential real estate loans, due in part to the continued run-off of the existing portfolio and sale of new loan production as the Corporation continues to change its loan mix.  The Corporation's auto lease portfolio also reflected decreases of $9.7 million for the first six months of 2003 as focus shifts from indirect leasing activities.  Investment securities increased $283.0 million for the first six months of 2003 due in part to a $150 million pre-investment strategy that is described in the "Interest Sensitivity" section of this report.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Total deposits increased $175.7 million for the first six months of 2003.  This included increases in time deposits of $72.9 million, total savings deposits of $83.5 million, and demand deposits of $19.3 million compared to year-end 2002.  Included in time deposits for the first six months of 2003 were $100 million of brokered deposits with a weighted average term of 27 months.  Proceeds from the issuance of brokered deposits were utilized to pay down short-term borrowings during the first quarter of 2003.  Short-term borrowings increased during the second quarter to $594.2 million compared to $469.1 million at December 31, 2002.  Short-term borrowings of $150 million were used to fund the previously mentioned pre-investment strategy.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of June 30, 2003, securities available for sale had an amortized cost of $1,795.7 million and an approximate fair value of $1,835.9 million.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The cumulative gap at the 365 day repricing period was negative in the amount of $271.8 million or 5.63% of total assets at June 30, 2003.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 2003, and December 31, 2002 (dollar amounts in thousands):

	June 30, 2003
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,017,995	$181,100	$304,428	$1,503,523
Investments	433,088	140,687	361,469	935,244
Other interest-earning assets	1,237	0	0	1,237

Total interest-sensitive assets	1,452,320	321,787	665,897	2,440,004

Certificates of deposit	226,870	193,511	438,504	858,885
Other deposits	1,256,014	0	0	1,256,014
Borrowings	594,791	921	1,166	596,878

Total interest-sensitive liabilities	2,077,675	194,432	439,670	2,711,777

Gap	$(625,355)	$127,355	$226,227	$(271,773)

ISA/ISL	0.70	1.66	1.51	0.90
Gap/Total assets	12.95%	2.64%	4.68%	5.63%

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

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and as a result may not accurately predict the impact of changes in general levels of interest rates or net interest income.  This is exemplified as the gap analysis shows the Corporation's earnings to be negatively impacted by rising rates, but computer modeling indicates that rising rates would have a favorable impact on earnings.  Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling.  The income simulation model used by the Corporation captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates.  These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions.  The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates.  The Corporation is then better able to implement strategies that would include an acceleration of a deposit rate reduction or lag in a deposit rate increase.  The repricing strategies for loans would be inversely related.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 300 basis point (3.00%) movement upward or a 100 basis point movement downward which cannot result in more than a 7.5% change or 5.0% change, respectively, in net interest income when compared to the base case, without Board approval and a strategy in place to reduce interest rate risk to fall within established ranges.  The analysis at June 30, 2003 indicated that a 300 basis point (3.00%) increase in interest rates would increase net interest income 405 basis points (4.05%) above the base case scenario and a 100 basis point (1.00%) decline in interest rates would decrease net interest income by 272 basis points (2.72%) below the base case scenario, over the next twelve months, both within policy limits.

The Corporation's "Asset/Liability Management Committee" ("ALCO") is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position.  The primary objective of the ALCO process is to ensure that the Corporation's balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide the Corporation with appropriate compensation for the assumption of those risks.  The ALCO attempts to mitigate interest rate risk through the use of strategies such as asset sales, asset and liability pricing and matched maturity funding.  The ALCO strategies are established by the Corporation's senior management.  The ALCO continues to evaluate the use of derivative instruments to protect against the risk of adverse price or interest rate movements on the values of certain assets and liabilities.  Although no derivative instruments were utilized as of June 30, 2003, the Corporation entered into an interest rate swap transaction in July 2003.  The swap has a three-year maturity and involves hedging adjustable LIBOR based commercial loans with a receive-fixed interest rate swap of $25 million notional amount.

To minimize its exposure to falling interest rates the Corporation implemented a pre-investment strategy during the second quarter of 2003 whereby a portion of the cash flows from securities expected to mature or repay within four to six months were reinvested before their maturity or repayment dates by utilizing $150 million of short-term borrowings as an interim funding source.  This strategy was implemented to lock in current reinvestment rates to prevent further yield decreases as interest rates continue to fall and should have an overall positive impact on investment yields.

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

	At June 30,
	2003	2002
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$20,810	$25,705
Past due loans	14,778	14,987
Renegotiated loans	201	828

Total Nonperforming loans	$35,789	$41,520

Other real estate owned	$1,714	$1,468

Loans outstanding at end of period	$2,621,569	$2,612,965

Average loans outstanding (year-to-date)	$2,644,059	$2,588,873

Nonperforming loans as percent of total loans	1.37%	1.59%

Provision for credit losses	$6,925	$5,925

Net charge-offs	$5,817	$5,780

Net charge-offs as a percent of average loans outstanding	0.22%	0.22%

Provision for credit losses as a percent of net charge-offs	119.05%	102.51%

Allowance for credit losses as a percent of average loans outstanding	1.35%	1.32%

Allowance for credit losses as a percent of end-of-period loans outstanding	1.36%	1.31%

Allowance for credit losses as a percent of nonperforming loans	99.48%	82.62%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at June 30, 2003 and June 30, 2002:

	2003	2002
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$21,011	$26,533

Year to date average balance of impaired loans	$22,262	$25,078

Allowance for credit losses related to impaired loans	$5,308	$5,382

Impaired loans with an allocation of the allowance for credit losses	$15,318	$15,312

Impaired loans with no allocation of the allowance for credit losses	$5,693	$11,221

Year to date income recorded on impaired loans on a cash basis	$199	$188

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of June 30, 2003, there were no significant concentrations of credit.

Nonperforming loans at June 30, 2003 decreased $5.7 million compared to 2002 levels as nonaccrual loans, past due loans and renegotiated loans decreased compared to June 30, 2002.  The decrease in nonaccrual loan levels of $4.9 million was primarily due to decreases in nonaccrual commercial loans.  Nonaccrual loans include two significant credits in both periods.  The largest credit ($6.1 million) carries an 80% guaranty of a U.S. government agency.  While a sale of the underlying assets is pending,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

delays with the bankruptcy court would result in a delay of the final sale and resolution of the remaining balance.  The second credit which was $3.0 million at June 30, 2003, continues to be resolved through the liquidation of collateral and exercising other remedies.  While the timing of final resolution of this credit is uncertain, management's estimate of the potential loss on this credit is reserved.

Past due loans for the 2003 period remained relatively stable to the corresponding period of 2002 and included decreases in loans to individuals and loans secured by 1-4 family residential real estate, which were offset by loans secured by commercial real estate.  Renegotiated loans also fell, decreasing by $627 thousand for the 2003 period.  Nonperforming loans as a percent of total loans was 1.37% at June 30, 2003 compared to 1.47% at December 31, 2002, and 1.59% at June 30, 2002, while the allowance for credit losses as a percent of nonperforming loans was 99.48%, 89.76% and 82.62%, respectively for the same periods.

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

The Corporation maintains an allowance for credit losses at a level deemed sufficient to absorb losses, which are inherent in the loan and lease portfolios at each balance sheet date.  Management reviews the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include a specific allowance for primary watch list classified loans, a formula allowance based on historical trends, an additional allowance for special circumstances and an unallocated allowance.

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

CAPITAL RESOURCES

Equity capital stood at $411.5 million at June 30, 2003, an increase of $10.1 million compared to December 31, 2002.  Dividends declared reduced equity by $18.3 million during the first six months of 2003.  The retained net income of $8.4 million remained in permanent capital to fund future growth and expansion.  Payment by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to unearned ESOP shares, increased equity by $536 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $334 thousand during the first six months of 2003.  The market value adjustment to securities available for sale increased equity by $250 thousand for the period.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $987 thousand during 2003.  Equity capital was also impacted during 2003 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which occurred during the first quarter of 2002.  This contingent payment of the Corporation's common stock was the first of four scheduled annual installments.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES (continued)

The table below presents the Corporation's capital position at June 30, 2003:

	Amount (in thousands)	Percent of Adjusted Assets
Tier I Capital	$ 412,203	12.6%
Risk-Based Requirement	131,398	4.0

Total Capital	447,807	13.6
Risk-Based Requirement	262,796	8.0

Minimum Leverage Capital	412,203	8.8
Minimum Leverage Requirement	140,357	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At June 30, 2003, the Corporation's banking and trust subsidiaries exceeded those requirements.

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

On April 21, 2003, the Corporation held its regularly scheduled annual meeting of shareholders. The following proposal was considered and acted upon:

The following directors were elected for terms to expire in 2006:
Votes For Votes Withheld

James W. Newill 46,730,939 519,822
John A. Robertshaw, Jr. 46,670,538 580,223
Laurie Stern Singer 46,601,570 649,191

ITEM 5.	OTHER INFORMATION

The Corporation's Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
Form 8-K dated April 17, 2003 reporting the Corporation's press release announcing its earnings for the three month period ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 11, 2003	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: August 11, 2003	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer