Form 10-Q
period 2003-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2003-11-12
CIK 712537

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Yes    X     No      .

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of October 31, 2003, was 59,377,083.

     FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Other Information......................................................	38

Signatures.............................................................	39

Exhibits and Reports on Form 8K

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2003	December 31, 2002

ASSETS
Cash and due from banks on demand........................	$76,584	$81,114
Interest-bearing bank deposits...........................	800	1,973
Securities available for sale, at market.................	1,875,994	1,482,771

Securities held to maturity, at cost,(Market value $120,157 in 2003 and $204,887 in 2002).............................	114,267	197,838

Loans....................................................	2,597,958	2,609,440
Unearned income........................................	(515)	(806)
Allowance for credit losses............................	(36,183)	(34,496)

Net loans..........................................	2,561,260	2,574,138

Premises and equipment...................................	43,508	45,730
Other real estate owned..................................	1,698	1,651
Goodwill.................................................	8,131	8,131
Amortizing intangibles, net..............................	13	29
Other assets.............................................	137,935	131,368

Total assets.........................................	$4,820,190	$4,524,743

LIABILITIES

Deposits (all domestic):
Noninterest-bearing....................................	$393,070	$377,466
Interest-bearing.......................................	2,757,720	2,666,658

Total deposits.......................................	3,150,790	3,044,124

Short-term borrowings....................................	655,357	469,065
Other liabilities........................................	26,472	30,230

Company obligated mandatorily redeemable capital securities of subsidiary trust.......................................	35,000	35,000
Other long-term debt.....................................	542,578	544,934

Total long-term debt.................................	577,578	579,934

Total liabilities....................................	4,410,197	4,123,353

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized, 62,525,408 shares issued; 59,290,575 and 58,962,543 shares outstanding at September 30, 2003 and December 31, 2002 respectively..	62,525	62,525
Additional paid-in capital...............................	63,927	64,885
Retained earnings........................................	309,241	296,165
Accumulated other comprehensive income...................	17,391	25,851
Treasury stock (3,234,833 shares at September 30, 2003 and 3,562,869 at December 31, 2002, at cost)............................	(40,840)	(44,981)
Unearned ESOP shares.....................................	(2,251)	(3,055)

Total shareholders' equity...........................	409,993	401,390

Total liabilities and shareholders' equity...........	$4,820,190	$4,524,743

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands)

	For the Quarter Ended September 30,		For the 9 Months Ended September 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans......	$40,089	$44,943	$123,641	$135,490
Interest and dividends on investments:
Taxable interest .............	16,335	21,005	49,940	65,034
Interest exempt from Federal income taxes.................	2,690	2,363	7,900	7,172
Dividends.....................	489	464	1,614	1,457
Interest on Federal funds sold..	1	2	3	6
Interest on bank deposits.......	1	7	10	26

Total interest income.........	59,605	68,784	183,108	209,185

Interest Expense
Interest on deposits............	14,659	19,409	46,417	61,512
Interest on short-term borrowings..................................	1,708	1,305	4,858	4,572

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust..............	832	832	2,494	2,494
Interest on other long-term debt	7,417	8,911	22,063	26,305

Total interest on long-term debt..............................	8,249	9,743	24,557	28,799

Total interest expense........	24,616	30,457	75,832	94,883

Net Interest Income...........	34,989	38,327	107,276	114,302
Provision for credit losses.....	3,495	3,103	10,420	9,028
Net interest income after provision for credit losses	31,494	35,224	96,856	105,274

Other Income
Securities gains................	166	26	5,621	641
Trust income....................	1,342	1,227	3,811	3,782
Service charges on deposit accounts......................	3,447	3,010	9,551	8,449
Gain on sale of branches........	3,062	-0-	3,062	-0-
Insurance commissions...........	910	1,055	2,555	2,862
Income from bank owned life insurance.....................	1,136	1,186	3,234	3,428
Other income....................	3,794	2,897	10,292	8,565

Total other income............	13,857	9,401	38,126	27,727

Other Expenses
Salaries and employee benefits..	15,163	14,505	45,644	43,915
Net occupancy expense...........	2,023	1,668	5,768	4,967
Furniture and equipment expense.	2,522	2,391	7,618	7,357
Data processing expense.........	688	558	1,836	1,484
Pennsylvania shares tax expense.	1,075	969	3,216	2,960
Intangible amortization.........	3	8	16	196
Litigation settlement (recovery)	-0-	-0-	(610)	8,000
Restructuring charges...........	-0-	2,473	-0-	5,589
Other operating expenses........	6,531	6,919	20,671	22,081

Total other expenses..........	28,005	29,491	84,159	96,549

Income before income taxes....	17,346	15,134	50,823	36,452
Applicable income taxes.........	3,511	2,947	10,257	5,670

Net income....................	$13,835	$12,187	$40,566	$30,782

Average Shares Outstanding........	58,950,258	58,521,562	58,808,464	58,342,470
Average Shares Outstanding Assuming Dilution	59,376,716	58,862,215	59,139,101	58,734,144
Per Share Data:
Basic earnings per share........	$0.23	$0.21	$0.69	$0.53
Diluted earnings per share......	$0.23	$0.21	$0.69	$0.52
Cash dividends per share........	$0.155	$0.150	$0.465	$0.450

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
Balance December 31, 2001..........	$62,525	$66,176	$288,219	$8,703	$(51,431)	$(4,126)	$370,066

Comprehensive income
Net income.......................	-0-	-0-	30,782	-0-	-0-	-0-	30,782
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period.....	-0-	-0-	-0-	20,490	-0-	-0-	20,490
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(396)	-0-	-0-	(396)

Total other comprehensive income.	-0-	-0-	-0-	20,094	-0-	-0-	20,094

Total comprehensive income.........	-0-	-0-	30,782	20,094	-0-	-0-	50,876

Cash dividends declared............	-0-	-0-	(26,441)	-0-	-0-	-0-	(26,441)

Decrease in unearned ESOP shares...	-0-	-0-	-0-	-0-	-0-	804	804

Discount on dividend reinvestment plan purchases	-0-	(476)	-0-	-0-	-0-	-0-	(476)

Treasury stock reissued............	-0-	(771)	-0-	-0-	5,002	-0-	4,231

Balance at September 30, 2002......	$62,525	$64,929	$292,560	$28,797	$(46,429)	$(3,322)	$399,060

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2002..........	$62,525	$64,885	$296,165	$25,851	$(44,981)	$(3,055)	$401,390

Comprehensive income
Net income.......................	-0-	-0-	40,566	-0-	-0-	-0-	40,566
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period.............................	-0-	-0-	-0-	(4,971)	-0-	-0-	(4,971)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(3,595)	-0-	-0-	(3,595)
Unrealized holding gains (losses) on derivatives used in cash flow hedging relationship arising during the period.............................	-0-	-0-	-0-	106	-0-	-0-	106

Total other comprehensive income.	-0-	-0-	-0-	(8,460)	-0-	-0-	(8,460)

Total comprehensive income.........	-0-	-0-	40,566	(8,460)	-0-	-0-	32,106

Cash dividends declared............	-0-	-0-	(27,490)	-0-	-0-	-0-	(27,490)

Decrease in unearned ESOP shares...	-0-	-0-	-0-	-0-	-0-	804	804

Discount on dividend reinvestment plan purchases	-0-	(519)	-0-	-0-	-0-	-0-	(519)

Treasury stock reissued............	-0-	(581)	-0-	-0-	4,141	-0-	3,560

Tax benefit of stock options.......	-0-	142	-0-	-0-	-0-	-0-	142

Balance at September 30, 2003......	$62,525	$63,927	$309,241	$17,391	$(40,840)	$(2,251)	$409,993

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the 9 Months Ended September 30,
	2003	2002

Operating Activities
Net income...............................................	$40,566	$30,782
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses ...........................	10,420	9,028
Depreciation and amortization..........................	5,651	5,364
Net losses (gains) on sales of assets..................	(6,115)	(680)
Net gains on sale of branches..........................	(3,051)	-0-
Income from increase in cash surrender value of bank owned life insurance	(3,233)	(3,428)
Decrease in interest receivable........................	2,536	2,322
Decrease in interest payable...........................	(2,570)	(3,124)
Increase (decrease) in income taxes payable............	1,053	(2,705)
Change in deferred taxes...............................	(2,493)	(374)
Other-net..............................................	(1,013)	3,597

Net cash provided (used) by operating activities.....	41,751	40,782

Investing Activities
Transactions with securities held to maturity:
Proceeds from sales....................................	-0-	-0-
Proceeds from maturities and redemptions...............	83,671	64,723
Purchases..............................................	-0-	(15,241)
Transactions with securities available for sale:
Proceeds from sales....................................	50,634	12,602
Proceeds from maturities and redemptions...............	811,639	363,974
Purchases..............................................	(1,263,155)	(343,056)
Proceeds from sales of loans and other assets............	108,738	71,698
Acquisition of affiliate, net of cash received...........	-0-	(4)
Investment in bank owned life insurance..................	-0-	(5,000)
Net decrease (increase) in time deposits with banks......	1,172	1,639
Net increase in loans....................................	(109,867)	(129,917)
Purchases of premises and equipment......................	(3,984)	(4,717)

Net cash provided (used) by investing activities.....	(321,152)	16,701

Financing Activities

Repayments of other long-term debt.......................	(11,553)	(1,050)
Proceeds from issuance of other long-term debt...........	10,000	18,200
Proceeds from issuance of company obligated mandatorily redeemable capital securities of subsidiary trust..........................	-0-	-0-
Discount on dividend reinvestment plan purchases.........	(519)	(476)
Dividends paid...........................................	(27,440)	(26,381)
Net increase (decrease) in Federal funds purchased.......	21,700	(30,525)
Net increase (decrease) in other short-term borrowings...	164,592	(62,630)
Sale of branches, net of cash received...................	(21,329)	-0-
Net increase in deposits.................................	135,920	40,918
Stock option tax benefit.................................	142	-0-
Proceeds from sale of treasury stock.....................	3,358	3,402

Net cash provided (used) by financing activities.....	274,871	(58,542)

Net increase (decrease) in cash and cash equivalents.	(4,530)	(1,059)

Cash and cash equivalents at January 1...................	81,114	98,130

Cash and cash equivalents at September 30................	$76,584	$97,071

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("the Corporation").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2003 and the results of operations for the three month and nine month periods ended September 30, 2003 and 2002, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2003 and 2002.  The results of operations for the three month and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with the Corporation's 2002 Annual Report on Form 10-K which is available on the Corporation's website at http://www.fcbanking.com.  The Corporation's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through the Corporation's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (dollar amounts in thousands)

	2003	2002

Cash paid during the first nine months of the year for:

Interest	$78,402	$98,007
Income Taxes	$11,555	$9,010

Noncash investing and financing activities:

ESOP loan reductions	$804	$804
Loans transferred to other real estate owned and repossessed assets	$3,458	$4,568
Gross increase (decrease) in market value adjustment to securities available for sale	$(13,179)	$30,913
Gross increase (decrease) in market value adjustment of derivative instruments	$163	$-0-
Treasury stock reissued for 2002 business combination	$203	$830

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholder's Equity: (dollar amounts in thousands)

	September 30, 2003			September 30, 2002
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(7,648)	$2,677	$(4,971)	$31,523	$(11,033)	$20,490
Less: reclassification adjustment for gains realized in net income	(5,531)	1,936	(3,595)	(610)	214	(396)

Unrealized gains (losses) on derivatives used in cash flow hedging relationships:
Unrealized holding gains (losses) arising during the period	163	(57)	106	-0-	-0-	-0-
Total other comprehensive income	$(13,016)	$4,556	$(8,460)	$30,913	$(10,819)	$20,094

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
September 30, 2003
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

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

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

(Dollar amounts in thousands, except per share data)	Three months ended September 30,
	2003	2002

Net Income, as reported	$13,835	$12,187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(338)	(570)
Pro forma net income	$13,497	$11,617

Earnings per share:
Basic - as reported	$0.23	$0.21
Basic - pro forma	$0.23	$0.20
Diluted - as reported	$0.23	$0.21
Diluted - pro forma	$0.23	$0.20

Average Shares Outstanding	58,950,258 59,376,716	58,521,562 58,862,215
Average Shares Outstanding Assuming Dilution

(Dollar amounts in thousands, except per share data)	Nine months ended September 30,
	2003	2002

Net Income, as reported	$40,566	$30,782
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,014)	(1,709)
Pro forma net income	$39,552	$29,073

Earnings per share:
Basic - as reported	$0.69	$0.53
Basic - pro forma	$0.67	$0.50
Diluted - as reported	$0.69	$0.52
Diluted - pro forma	$0.67	$0.49

Average Shares Outstanding	58,808,464	58,342,470
Average Shares Outstanding Assuming Dilution	59,139,101	58,734,144

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

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

During 2002 actual termination benefits paid and charged against the total severance liability were $1,263 thousand, leaving a remaining unpaid liability for severance costs of $3,389 thousand at December 31, 2002.  During the first nine months of 2003, monthly severance payments totaling $2,424 thousand were made, reducing the outstanding severance liability to $965 thousand at September 30, 2003.  No additional severance accruals or adjustments were recorded during the first nine months of 2003 related to the 2002 restructuring.

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

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others".  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and require disclosure of the nature of the guarantee, the maximum potential of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligation under the guarantee.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  This interpretation expands the disclosures to be made by the guarantor in its financial

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE 6 New Accounting Pronouncements (continued)

statements about its obligation under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 clarifies the requirements of FASB Statement No. 5 ("FAS No. 5") "Accounting for Contingencies", relating to guarantees.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, but not limited to, guarantees related to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in special purpose entities and guarantees of a company's own future performance.  Other guarantees are subject to the disclosure requirements of FIN 45 but not the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa and a guarantee which is based on performance not price.  Guarantees subject to this pronouncement that have been entered into by the Corporation are disclosed in NOTE 7.  The adoption of FIN 45 did not have a material impact on the Corporation's financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities".  As defined by FIN 46 a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  This interpretation also defines when the assets, liabilities, noncontrolling interest and results of operations of a VIE should be included in a company's consolidated financial statements.  Companies that hold variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will obtain a majority of the entity's expected residual returns, should such occur.  FIN 46 applied immediately to variable interest entities created after January 31, 2003.  The effective date of FIN 46 for variable interest entities created before February 1, 2003 has been deferred until the end of the first interim or annual period ending after December 15, 2003.  The Corporation is in the process of reviewing its current business interests in order to determine the impact of FIN 46 and whether any additional business interests require consolidation in the Corporation's financial statements.  The adoption of FIN 46 is not expected to have a material impact on the Corporation's financial condition or results of operations.

In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS No. 149").  FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  In particular, FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE 6 New Accounting Pronouncements (continued)

contains a financing component that warrants special reporting in the statement of cash flows.  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of FAS No. 149 did not have a material impact on the Corporation's financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("FAS No. 150").  FAS No. 150 represents the first phase of the FASB's broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both liabilities and equity.  This statement requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares.  A freestanding financial instrument is one that is entered into separately and apart from any of the entity's other financial instruments or equity transactions or is entered in conjunction with some other transaction but can be legally detached and exercised on a separate basis.  FAS No. 150 is relatively narrow in scope as it specifies only that certain instruments must be classified as liabilities but does not include additional guidance on the concept of what constitutes either a "liability" or "equity".    Entities will continue to apply existing guidance on determining the balance sheet classification of instruments that do not specifically fall within the scope of FAS No. 150.  FAS No. 150 applied immediately to financial instruments entered into or modified after May 31, 2003.  For all other instruments that exist, this statement went into effect at the beginning of the first interim period beginning after June 15, 2003.  Adoption of FAS No. 150 did not have a material impact on the Corporation's financial condition or results of operations.

As of September 30, 2003, the Corporation had automobile leases with a net balance of $32.7 million outstanding, a majority of which did not have individually insured residual values.  On May 15, 2003 the Securities and Exchange Commission issued Staff Interpretation Topic D-107, which indicated that, unless lease residuals were individually insured, no related amount should be considered in minimum lease payments. Consequently, a majority of automobile leases outstanding at September 30, 2003 may not qualify as financing leases, and previously issued financial statements would need to be restated, if material.  The guidance will be effective no later than for reports issued after the first fiscal quarter beginning after December 15, 2003.  While the Corporation is in the process of analyzing the impact of this Staff Interpretation, it could cause a restatement of previously issued financial statements.  Although net income over the life of a lease treated as a financing lease will be the same as net income over the life of a lease treated as an operating lease, because of the nature of the timing of lease income under the two methods, if restatement is required, earlier years would tend to contain negative adjustments to net income, while later years, as a lease matures, will tend to produce positive adjustments to net income.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE 7 Guarantees

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held orpledged.  In addition, many of these commitments are expected to expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements.  The table below identifies the notional amounts of these guarantees at September 30, 2003:  (Dollar amounts in thousands)

Financial standby letters of credit	$22,913
Performance standby letters of credit	$6,289

The current notional amounts outstanding above include financial standby letters of credit of $8,501 thousand and performance standby letters of credit of $895 thousand issued during the first nine months of 2003.  There is currently no liability recorded on the Corporation's balance sheet related to the above letters of credit.

NOTE 8 Branch Sale

In September 2003, First Commonwealth Bank, a wholly-owned subsidiary of the registrant sold two of its branch offices.  Under the terms of the purchase and assumption agreement, First Commonwealth Bank branches at 15 South Main Street in Chambersburg, PA and 1720 Lincoln Highway East in Guilford Township, PA were sold.  The acquiring bank assumed approximately $29.3 million of deposit liabilities and purchased approximately $4.4 million in loans associated with the two offices.  The transaction generated a pre-tax gain of approximately $3.1 million which is included in the registrant's consolidated income statement for the third quarter of 2003.

Note 9 Pending Business Combination

On August 8, the registrant entered into a definitive agreement to acquire Pittsburgh Financial Corp. ("PFC") a financial holding company headquartered near Pittsburgh, in Wexford Pennsylvania.  Pittsburgh Financial Corp. is the parent company of BankPittsburgh with total assets of $372 million, deposits of $181 million and equity of nearly $21 million at September 30, 2003.  BankPittsburgh is a state chartered stock savings bank headquartered in Pittsburgh, Pennsylvania which conducts business from seven offices in Allegheny (6) and Butler (1) counties and one loan production office in downtown Pittsburgh.  PFC also offers residential and commercial mortgage settlement services through Pinnacle Settlement Group LLC, an 80% owned subsidiary.  Pittsburgh Financial Corp. shares are traded on the NASDAQ National Market System under the symbol "PHFC".

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

Note 9 Pending Business Combination (continued)

Under terms of the agreement, the shareholders of Pittsburgh Financial Corp. can elect to receive $20.00 in cash or an equivalent value of the registrant's common stock for each PFC share owned, subject to proration as provided in the definitive agreement to ensure that 40% of the aggregate merger consideration will be paid in cash and 60% in First Commonwealth common stock.  The definitive agreement was unanimously approved by the Boards of Directors of both organizations.  The Corporation has received required regulatory approvals.  In addition, the merger is subject to approval of PFC shareholders at a special meeting scheduled for December 5, 2003.  The transaction has a current market value of $28.4 million.

On a pro-forma basis, as of September 30, 2003, the registrant would have assets of approximately $5.2 billion and total equity of $427 million.

Note 10 Derivative Instruments

During the third quarter of 2003 the Corporation entered into an interest rate swap with a notional amount of $25 million which was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate loans.  The interest rate swap will convert the interest receivables generated by the first $25 million of principal outstandings of three month LIBOR based adjustable commercial loans from an adjustable rate to a fixed rate.  The swap is a traditional pay-floating and receive-fixed interest rate swap with a three year term.  The transaction is classified as a cash flow hedge whereby the fair value of the swap is recorded as an asset or liability and changes in the fair value are recorded as "other comprehensive income" a component of shareholders' equity.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Nine Months of 2003 as Compared to the First Nine Months of 2002

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

Net income for the first nine months of 2003 was $40.6 million reflecting an increase of $9.8 million compared to 2002 results of $30.8 million.  The change in net income for the 2003 period reflected decreases in non-interest expenses primarily related to nonrecurring expenses included in the 2002 period, an increase in security gains for the 2003 period compared to the corresponding period of 2002 and a gain on the sale of two branches in the 2003 period.  Net income for the 2002 period included an $8.0 million litigation settlement ($5.2 million net of tax) while the 2003 period included a partial recovery from insurance for that claim in the amount of $610 thousand ($397 thousand net of tax).  This settlement related to a lender liability action filed in 1994 against one of the Corporation's subsidiary banks and followed an adverse pre-trial judgment by the trial judge on procedural grounds.  The 2002 period also included $5.6 million ($3.6 million after-tax) of nonrecurring restructuring charges associated with the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.  These restructuring charges included $4.2 million related to separation pay for those employees whose positions were eliminated or chose not to relocate as a result of the merger of the two banks, which was completed in the fourth quarter of 2002.  The first nine months of 2003 included securities gains of $5.6 million ($3.6 million net of tax) compared to securities gains of $641 thousand ($417 thousand net of tax) for the first nine months of 2002.  In addition, the first nine months of 2003 included a gain on the sale of two branches in the amount of $3.1 million ($2.0 million net of taxes).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2003 as Compared to the First Nine Months of 2002 (continued)

The first nine months of 2003 also included decreases in net interest income, which continues to be impacted by low interest rates.  During this unparalleled period of low interest rates the Corporation, as well as the financial services industry in general, has been challenged by margin compression, as the cost of funds has not declined in the same magnitude or at the same pace as asset yields.

The decrease in net interest income was partially offset by increases in non-interest income for the first nine months of 2003 compared to the first nine months of 2002.  Diluted earnings per share was $0.69 for the first nine months of 2003 compared to $0.52 for the first nine months of 2002.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, prior year	$0.52

Increase (decrease) from changes in:
Net interest income	(0.13)
Provision for credit losses	(0.02)
Security transactions	0.08
Service charges on deposits	0.02
Gain on sale of branches	0.05
Insurance commissions	(0.01)
Other income	0.03
Salaries and employee benefits	(0.02)
Net occupancy expense	(0.01)
Data processing expense	(0.01)
Litigation settlement	0.15
Restructuring charges	0.10
Other operating expenses	0.02
Applicable income taxes	(0.08)

Net income per share	$0.69

Return on average assets was 1.16% and return on average equity was 13.26% for the first nine months of 2003 compared to 0.90% and 10.58%, respectively, for the first nine months of 2002.

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income declined $7.0 million for the first nine months of 2003 compared to the first nine months of 2002, primarily as earning asset yields declined faster than funding costs.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.52% for the nine months of 2003 compared to 3.79% for the nine months of 2002.  Continued low or declining interest rates would tend to further strain net interest income due to low reinvestment rates and accelerated prepayments of certain loans and investments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2003 as Compared to the First Nine Months of 2002
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

Analysis of Changes in Net Interest Income (dollar amounts in thousands)
	2003 Change From 2002
	Total Change	Change Due To Volume	Change Due To Rate
Interest-earning assets:
Time deposits with banks	$(16)	$(12)	$(4)
Securities	(14,209)	2,682	(16,891)
Federal funds sold	(3)	-0-	(3)
Loans	(11,849)	(153)	(11,696)
Total interest income	(26,077)	2,517	(28,594)
Interest-bearing liabilities:
Deposits	(15,095)	156	(15,251)
Short-term borrowings	286	2,461	(2,175)
Long-term debt	(4,242)	(4,188)	(54)
Total interest expense	(19,051)	(1,571)	(17,480)
Net interest income	$(7,026)	$4,088	$(11,114)

Interest and fees on loans declined $11.8 million for the first nine months of 2003 compared to 2002 levels as loan yields declined in the lower interest rate environment.  $11.7 million of the decline in interest and fees on loans was due to declining yields.  The total tax-equivalent yield on loans for the first nine months of 2003 was 6.52%, 7.17% for the first nine months of 2002.  The largest decreases in interest income due to rate changes were noted in commercial loans and installment loans.  Average loans for the first nine months of 2003 rose $33.9 million compared to averages for the first nine months of 2002 as increases in commercial loans, municipal loans and installment loans were partially offset by decreases in average mortgage loans and leases.  The Corporation has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation was one of the top small business lenders in Pennsylvania during the past two years.  The Corporation continues to take advantage of the lower interest rate cycle to change the mix of its loan portfolio.  Average mortgage loans declined during 2003 as consumers refinanced their loans at near record levels.  The Corporation continued to offer competitive mortgage loans but generally sold them immediately after origination along with the related servicing rights.  The Corporation has begun to retain fixed rate mortgages with maturities of 15 years or less and all adjustable rate mortgages.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2003 as Compared to the First Nine Months of 2002
(continued)

Interest income on investments declined $14.2 million for the first nine months of 2003 compared to the first nine months of 2002 reflecting decreases due to interest rates of $16.9 million which were partially offset by increases due to investment volumes of $2.7 million.  The total tax-equivalent yield on investments was 4.77% for the first nine months of 2003 compared to 6.06% for the same period of 2002.  Declines in investment interest income due to rate were largely comprised of decreases due to U.S. government agency securities of $15.0 million and decreases due to corporate bonds of $1.2 million.  Yields on U.S. government agency securities decreased 166 basis points (1.66%) for the 2003 period compared to the corresponding period of 2002, while yields on corporate bonds decreased 64 basis points (0.64%) over the same time periods.  Increases in investment interest income due to volume were comprised of increases due to U.S. government agency securities of $5.2 million which were partially offset by decreases due to asset backed securities of $3.4 million.  Average investment securities for the first nine months of 2003 included increases in U.S. government agencies of $117.0 million and decreases in average asset backed securities of $73.8 million compared to 2002 averages over the same period.

Interest expense on deposits dropped $15.1 million for the first nine months of 2003 compared to the same period of 2002 due primarily to decreases in interest rates.  Deposit costs were 1.97% for the first nine months of 2003 compared to 2.63% for the first nine months of 2002.  The rate on savings deposits fell 47 basis points (0.47%) resulting in a decrease to interest expense of $4.2 million for the first nine months of 2003 compared to the first nine months of 2002.  The rate on time deposits for 2003 also declined, down 82 basis points (0.82%) compared to 2002 levels, resulting in a decrease to interest expense of $11.1 million for the first nine months of 2003.  The Corporation's deposit mix also changed for the first nine months of 2003 as clients registered a preference for savings deposits during continuing economic uncertainties.  Average savings deposits increased $87.2 million for 2003 compared to 2002 averages while average time deposits dropped $59.6 million over the same time frame.  During its management of deposit levels and mix, the Corporation continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing the Corporation's cost of funds.

Interest expense on short-term borrowings increased $286 thousand for the first nine months of 2003 compared to the same period in 2002 as decreases in interest expense due to rate of $2.2 million were, for the most part, offset by increases in interest expense due to volume of $2.5 million compared to 2002 levels.  The cost of short-term borrowings for the 2003 period decreased by 58 basis points (0.58%) compared to 2002 costs of 1.84%. The average balance of short-term borrowings increased by $182.5 million for the first nine months of 2003 over averages for the same period in 2002.  The increase in short-term borrowings is due in part to $100 million of long-term debt that matured during the fourth quarter of 2002

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2003 as Compared to the First Nine Months of 2002
(continued)

and was replaced with short-term borrowings.  In addition, the increase in short-term borrowings can be attributed to the pre-investment strategy implemented during the second quarter of 2003, which is described in the "Interest Sensitivity" section of this report.

Interest expense on long-term debt decreased $4.2 million for the first nine months of 2003 compared to the corresponding period of 2002, primarily as a result of volume decreases.  Average long-term debt for the nine months of 2003 decreased by $98.6 million compared to 2002 averages.

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $10.4 million for the nine months of 2003 compared to $9.0 million for the nine months of 2002.  Net charge-offs against the allowance for credit losses were $8.7 million for the first nine months of 2003 compared to $8.4 million for the same period of 2002.  Net charge-offs as a percent of average loans outstanding were 0.33% for the first nine months of 2003 and 0.32% for the first nine months of 2002.  The provision for credit losses as a percent of net charge-offs was 119.32% at September 30, 2003 compared to 107.59% at September 30, 2002.  Management continues to gather additional data related to its loan portfolio to make sure material trends and factors are considered in management's evaluation of the adequacy of the allowance for credit losses.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2003 as Compared to the First Nine Months of 2002
(continued)

Below is an analysis of the consolidated allowance for credit losses for the nine month periods ended September 30, 2003 and 2002:

	2003	2002
	(amounts in thousands)

Balance January 1,	$34,496	$34,157
Loans charged off:
Commercial, financial and agricultural	3,307	4,633
Real estate-construction	384	3
Real estate-commercial	978	349
Real estate-residential	2,688	1,627
Loans to individuals	2,548	3,081
Lease financing receivables	260	307

Total loans charged off	10,165	10,000

Recoveries of previously charged off loans:
Commercial, financial and agricultural	925	1,086
Real estate-construction	0	0
Real estate-commercial	0	0
Real estate-residential	16	16
Loans to individuals	491	502
Lease financing receivables	0	5

Total recoveries	1,432	1,609

Net charge offs	8,733	8,391

Provision charged to operations	10,420	9,028

Balance September 30,	$36,183	$34,794

Net securities gains were $5.6 million during the first nine months of 2003 compared to $641 thousand for the first nine months of 2002.  Securities gains during the 2003 period resulted primarily from the sale of Pennsylvania bank stocks with book values of $7.3 million and fixed rate corporate bonds classified as securities "available for sale" with book values of $34.5 million.  The corporate bonds sold during 2003 had an average remaining life of one year and the proceeds were reinvested in adjustable rate trust preferred securities with maturities of 30 years and mortgage backed securities with an average life of 3.6 years.  This reinvestment strategy was initiated to partially mitigate the Corporation's exposure to low and declining interest rates.  Securities gains during the 2002 period resulted primarily from the sale of Pennsylvania bank stocks, U.S. treasury securities and fixed rate corporate bonds classified as securities "available for sale".

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2003 as Compared to the First Nine Months of 2002
(continued)

Trust income was relatively stable for the first nine months of 2003 compared to the first nine months of 2002.  Although fee revenue continues to be negatively impacted by low market values, the enhanced referral programs and integrated growth plans for financial affiliates that have been initiated have helped to offset this trend.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the "Total Solutions Financial Management" ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits are the Corporation's most significant component of non-interest income and increased $1.1 million for the first nine months of 2003 compared to the corresponding period of 2002.  Increases in insufficient funds fees "NSF" of $1.6 million for the first nine months of 2003 were partially offset by decreases in maintenance fees on deposit accounts of $321 thousand compared to 2002 levels.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

The 2003 period included a $3.1 million gain on the sale of two branches.  The gain occurred in the third quarter of 2003 as First Commonwealth Bank, a wholly-owned subsidiary of the registrant sold two of its branch offices.  The branches were located at 15 South Main Street in Chambersburg, PA and 1720 Lincoln Highway East in Guilford Township, PA.  The sale included $29.2 million in deposit liabilities and $4.4 million in loans associated with the two offices.

Insurance commissions fell $307 thousand for the 2003 period as decreases in annuity commissions were larger than the increases that were generated in all other insurance categories.  As part of the previously discussed TSFM process, the Corporation's insurance subsidiary will continue to have expanded opportunities to meet the insurance needs of commercial clients.  In addition, the Corporation has developed "FOCUS" a financial planning tool designed to help clients prioritize and assess their financial needs.  The "FOCUS" concept results in a systematic approach covering a wide range of personal financial goals including appropriate insurance coverage.

Other income for the first nine months of 2003 rose $1.7 million from the $8.6 million reported in the first nine months of 2002.  Other income for the first nine months of 2003 included increases in STAR interchange fees and merchant discount income of $671 thousand and $670 thousand, respectively, versus 2002 results.  Gains on the sale of residential mortgage loans including the sale of the related servicing rights increased by $467 thousand for the first nine months of 2003 versus 2002.  The increases in other income for the 2003 period compared to 2002 were partially offset by decreases in debit card interchange fees and gains on sale of foreclosed property.

 FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2003 as Compared to the First Nine Months of 2002
(continued)

Noninterest expense was $84.2 million for the first nine months of 2003 reflecting a decrease of $12.3 million from the 2002 level of $96.5 million, primarily reflecting the effects of the previously mentioned litigation settlement and restructuring charges included in 2002 costs.  The 2002 period included the $8.0 million litigation charge while the 2003 period included a $610 thousand recovery from insurance coverage related to the settlement.  The 2002 period also included a $5.6 million restructuring charge related to employee separation pay and costs related to merging the Corporation's two subsidiary banks into one charter.

Employee costs were $45.6 million for the first nine months of 2003, representing an increase of $1.7 million over 2002 levels.  Salary costs for the first nine months of 2003 increased $693 thousand or 2.04% compared to 2002 levels of $34.0 million.  Salary costs for 2003 include on-going savings resulting from the merger of the Corporation's banking subsidiaries under one charter and the consolidation of support functions which caused some staff positions to be eliminated during 2002.  These staffing reductions were part of the corporate restructuring initiative that also provided severance benefits to affected employees.  Severance costs were expensed as incurred during 2002 while monthly cash payments for some individuals continue during 2003.  Employee benefit costs rose $1.0 million or 10.5% for the first nine months of 2003 with the largest increase being hospitalization costs, which were up $822 thousand or 23.0%.  The Corporation continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.

Net occupancy expense increased $801 thousand for the first nine months of 2003 and included increases in building repairs and maintenance, net rental expense and utilities compared to 2002 costs.  Much of these increases were due to increased utility costs and snow removal expenses resulting from the harsh winter.  The 2003 period also included an increase in the amortization of the purchase accounting adjustments related to premises of $340 thousand over the 2002 period.  An adjustment of $291 thousand was taken during the 2003 period for the write off of the remaining purchase accounting adjustment for three branch offices that were closed during the third quarter.  These branch offices were closed and their clients are served at nearby existing branch offices.  The Corporation continues to actively evaluate its branch delivery network to optimize client service in existing branch offices and to continue expansion into growth markets.  The execution of these initiatives may continue to impact occupancy and other expenses in future periods.

Amortization of core deposit intangibles declined by $180 thousand for the first nine months of 2003 compared to 2002 amortization as amounts related to certain acquisitions became fully amortized during 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2003 as Compared to the First Nine Months of 2002
(continued)

Other operating expenses for the 2003 period were $20.7 million reflecting a decrease of $1.4 million (6.4%) from the 2002 amount of $22.1 million.  The first nine months of 2003 included decreases in loss on sale of assets (primarily leased vehicles), other professional fees and telephone expenses of $278 thousand, $1.3 million and $387 thousand, respectively compared to 2002 costs.  Directors' fees for the 2003 period reflected decreases of $379 thousand resulting from the restructuring of the Corporation's Boards of Directors and committees during 2002. Legal fees were also $281 thousand lower in the first nine months of 2003 compared to the first nine months of 2002.  The first nine months of 2003 included an increase in charge card interchange charges of $576 thousand compared to the first nine months of 2002.

Income tax expense increased $4.6 million for the first nine months of 2003 compared to the first nine months of 2002.  The 2002 period included a $2.8 million tax effect related to the $8.0 million litigation settlement recorded during 2002 as well as a $2.8 million tax effect related to the 2002 restructuring charges.  The Corporation's effective tax rate was 20.2% for the first nine months of 2003 compared to 15.6% for the corresponding period of 2002.

Three Months Ended September 30, 2003 as Compared to the Three Months Ended
September 30, 2002

Net income was $13.8 million for the third quarter of 2003 reflecting an increase of $1.6 million compared to 2002 results of $12.2 million. The change in net income for the 2003 period reflected decreases in non-interest expenses primarily related to nonrecurring expenses included in the 2002 period and a gain on the sale of two branches in the 2003 period.  Restructuring charges of $2.5 million ($1.6 million net of tax) were included in results of operations for the third quarter of 2002.  The 2003 period included a gain of $3.1 million ($2.0 million net of taxes) related to the sale of two branches.

Net interest income for the third quarter of 2003 reflected a decrease compared to the amount reported for the corresponding period of 2002. The decrease in net interest income was partially offset by increases in non-interest income for the 2003 quarter compared to the 2002 quarter.  Basic and diluted earnings per share were $0.23 for the third quarter of 2003 compared to $0.21 for the third quarter of 2002.  Return on average assets was 1.14% and return on average equity was 13.63% for the third quarter of 2003 compared to 1.06% and 12.11%, respectively, for the third quarter of 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2003 as Compared to the Three Months Ended
September 30, 2002 (continued)

Net interest income for the third quarter of 2003 of $35.0 million represented a decrease of $3.3 million compared to the third quarter of 2002.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2003 period was 3.31% reflecting a decrease of 47 basis points (0.47%) from 3.78% reported in 2002 as asset yields declined more than the cost of funds.

Interest and fees on loans for the three months ended September 30, 2003 decreased $4.9 million compared to the three months ended September 30, 2002, primarily as a result of rate decreases, most notably for variable rate commercial loans.  The total tax-equivalent yield on loans for the third quarter of 2003 was 6.35% representing a decrease of 70 basis points (0.70%)compared to yields for the third quarter of 2002.  Average loans for the third quarter of 2003 decreased $7.9 million compared to averages for the third quarter of 2002 and included deceases in average residential mortgage loans and leases which were partially offset by increases in commercial loans, municipal loans, installment loans and home equity loans.

Interest income on investments for the three months ended September 30, 2003 was $19.5 million, reflecting a decrease of $4.3 million compared to the three months ended September 30, 2002.  The total tax equivalent yield on investments was 4.33% for the third quarter of 2003 compared to 5.94% for the third quarter of 2002.  Changes in investment income due to rate totaled $7.6 million for the 2003 period as overall interest rates were lower than in the prior year.  Rate decreases during 2003 were slightly offset by volume increases, most notably, volume increases for U.S. government agency securities and municipal investments. Average investments increased by $248.7 million for the third quarter of 2003 compared to averages for the third quarter of 2002.

Interest on deposits dropped $4.8 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 as both rates and volumes declined for the 2003 period.  Interest expense on savings reflected decreases due to rate of $1.5 million for the 2003 period as savings costs fell from 1.05% in 2002 to 0.58% in 2003.  Interest on time deposits reflected decreases due to rate of $1.6 million and decreases due to volume of $1.9 million for the third quarter of 2003 compared to the third quarter of 2002.  The cost of time deposits was 3.32% for 2003 compared to 4.02% for 2002.  Average time deposits were $1,527.8 million for 2003 compared to $1,607.6 million for the corresponding period of 2002, reflecting a decrease of $79.8 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2003 as Compared to the Three Months Ended
September 30, 2002 (continued)

Interest expense on short-term borrowings rose for the third quarter of 2003 compared to the third quarter of 2002 as increases in interest expense due to volume were partially offset by decreases in interest expense due to rate.  Average short-term borrowings increased $326.7 million for the third quarter of 2003 compared to 2002 averages for the same period, due in part to $100 million of long-term debt maturing in the fourth quarter of 2002 that was rolled into short-term borrowings.  The largest portion of the additional increase in short-term borrowings can primarily be attributed to the pre-investment strategy implemented during the second quarter of 2003, which is described in the "Interest Sensitivity" section of this report.  Interest expense on long-term debt for the three months ended September 30, 2003 fell $1.5 million from $9.7 million reported for the three months ended September 30, 2002 primarily as a result of volume decreases.  Average long-term debt was $102.9 million lower in the third quarter of 2003 compared to averages for the third quarter of 2002.

The provision for credit losses was $3.5 million for the three months ended September 30, 2003 compared to $3.1 million for the three months ended September 30, 2002.  Net charge-offs for the third quarter of 2003 were $2.9 million, an increase of $305 thousand from net charge-offs for the third quarter of 2002.

Net securities gains were $166 thousand for the third quarter of 2003 compared to securities gains of $26 thousand for the third quarter of 2002.  The 2003 period included gains that were primarily from the sale of Pennsylvania bank stocks and municipal securities with book values of $615 thousand and $6.1 million, respectively.  The 2002 period included gains from the call of municipal securities classified as "held to maturity" with book values of $3.4 million.

Service charges on deposits increased by $437 thousand for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  This increase is due in part to increases in insufficient funds fees "NSF" for the third quarter of 2003 compared to 2002 levels.

Other income for the third quarter of 2003 rose $897 thousand from the $2.9 million reported for the third quarter of 2002.  Other income for the 2003 period included increases in merchant discount income of $240 thousand versus 2002 results.  This increase for the 2003 period was partially offset by decreases in ATM surcharges and sold mortgage servicing fees.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2003 as Compared to the Three Months Ended
September 30, 2002 (continued)

Total noninterest expense for the three months ended September 30, 2003 was $28.0 million reflecting a decrease of $1.5 million from the $29.5 million that was reported for the corresponding period of 2002.  The decrease in 2003 resulted primarily from the previously discussed restructuring charges of $2.5 million that were included in the 2002 period.  Employee costs were $15.2 million for the third quarter of 2003, representing an increase of $658 thousand over 2002 levels.  Salary costs for the three months of 2003 increased by 3.1% compared to 2002 levels.  Salary costs for 2003 include on-going savings resulting from the merger of the Corporation's banking subsidiaries under one charter and the consolidation of support functions which caused some staff positions to be eliminated during 2002.  Employee benefit costs rose $305 thousand or 9.7% for the third quarter of 2003 with the largest increase being hospitalization costs, which were up $280 thousand or 23.4% compared to 2002 levels.

Net occupancy expense increased $355 thousand for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The increases in 2003 were primarily due to increases in building repairs and maintenance of $57 thousand and increases in the amortization of the purchase accounting adjustments related to premises of $290 thousand over the 2002 period.  An adjustment of $291 thousand was taken during the 2003 period for the write off of the remaining purchase accounting adjustment for three branches that were closed during the third quarter.

Other operating expenses for the third quarter of 2003 were $6.5 million reflecting a decrease of $388 thousand from the 2002 amount of $6.9 million.  The most notable decreases in other operating expenses for the third quarter of 2003 compared to the third quarter of 2002 occurred in other professional fees, fees related to collection and repossession activities and loss on sale of assets which decreased by $478 thousand, $116 thousand and $107 thousand, respectively.  Other operating expenses for the third quarter of 2003 were also positively impacted by reductions in telephone costs due in part to active management of both voice and data line expenses by the Corporation's data processing and technology affiliate.  The three months ended September 30, 2003 included increases in charge card interchange costs and PA sales tax compared to the three months ended September 30, 2002.  In addition, increases of $235 thousand were reflected in contribution expenses in the 2003 period compared to 2002.  The increase was due to the contribution of three consolidated branch buildings in the 2003 period to local municipalities.  The customer service of these three branch offices was consolidated into nearby existing branch offices during the third quarter of 2003.

Income tax expense increased $564 thousand for the third quarter of 2003 compared to the third quarter of 2002 primarily as a result of increases in income before taxes of $2.2 million over 2002 levels.  Tax expense for 2002 included the $866 thousand tax effect related to the 2002 restructuring charges.  Tax expense for the third quarter of 2003 was positively impacted by an increase in tax-free municipal income compared to 2002 levels.  The Corporation's effective tax rate was 20.2% for the third quarter of 2003 compared to 19.5% for the corresponding period of 2002.

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

At September 30, 2003 total earning assets were $4,588.5 million, up from the $4,291.2 million recorded at December 31, 2002.  Net loans decreased $12.9 million for the first nine months of 2003.  The 2003 period included increases in commercial loans, municipal loans and loans to individuals of $38.5 million, $11.7 million and $22.1 million, respectively, over 2002 year-end levels.  These increases were offset by decreases of $63.5 million in residential real estate loans, due in part to the continued run-off of the existing portfolio and sale of new loan production as the Corporation continues to change its loan mix, and decreases of $14.4 million in the Corporation's auto lease portfolio as the Corporation has discontinued its automobile leasing activities.  The 2003 period also reflected decreases in construction loans of $8.6 million over year-end 2002 levels.  Investment securities increased $309.7 million for the first nine months of 2003 due in part to a $150 million pre-investment strategy that is described in the "Interest Sensitivity" section of this report.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Total deposits increased $106.7 million for the first nine months of 2003.  This included increases in total savings deposits of $119.6 million and demand deposits of $15.6 million compared to year-end 2002.  These increases were partially offset by decreases in time deposits of $28.6 million.  Included in time deposits for the first nine months of 2003 were $100 million of brokered deposits with a weighted average term of 27 months.  Proceeds from the issuance of brokered deposits were utilized to pay down short-term borrowings during the first quarter of 2003.  Short-term borrowings increased $186.3 million during the 2003 period to $655.4 million compared to $469.1 million at December 31, 2002.  Short-term borrowings of $150 million were used to fund the previously mentioned pre-investment strategy.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of September 30, 2003, securities available for sale had an amortized cost of $1,849.4 million and an approximate fair value of $1,876.0 million.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The cumulative gap at the 365-day repricing period was negative in the amount of $729.9 million or 15.14% of total assets at September 30, 2003.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 2003, and December 31, 2002 (dollar amounts in thousands):

	September 30, 2003
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,010,976	$171,061	$297,170	$1,479,207
Investments	226,555	174,837	224,378	625,770
Other interest-earning assets	800	0	0	800

Total interest-sensitive assets	1,238,331	345,898	521,548	2,105,777

Certificates of deposit	269,702	247,054	368,993	885,749
Other deposits	1,292,168	0	0	1,292,168
Borrowings	655,324	1,102	1,355	657,781

Total interest-sensitive liabilities	2,217,194	248,156	370,348	2,835,698

Gap	$(978,863)	$97,742	$151,200	$(729,921)

ISA/ISL	0.56	1.39	1.41	0.74
Gap/Total assets	20.31%	2.03%	3.14%	15.14%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 200 basis point (2.00%) movement upward or downward which cannot result in more than a 5.0% change in either direction in net interest income when compared to the base case.  The analysis at September 30, 2003 indicated that a 200 basis point (2.00%) increase in interest rates would increase net interest income 271 basis points (2.71%) above the base case scenario and a 200 basis point (2.00%) decline in interest rates would decrease net interest income by 546 basis points (5.46%) below the base case scenario, over the next twelve months.  While the 200 basis points (2.00%) declining rate scenario currently exceeds the -5.00% policy limit by 46 basis points (0.46%), it is recognized by the corporation that this declining rate scenario is unrealistic in the current rate environment with the federal funds rate at only 1.00%.

The Corporation's "Asset/Liability Management Committee" ("ALCO") is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position.  The primary objective of the ALCO process is to ensure that the Corporation's balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide the Corporation with appropriate compensation for the assumption of those risks.  The ALCO attempts to mitigate interest rate risk through the use of strategies such as asset sales, asset and liability pricing and matched maturity funding.  The Corporation's senior management establishes ALCO strategies.

The Corporation entered into an interest rate swap transaction during the third quarter of 2003.  The swap has a three-year maturity and involves hedging adjustable LIBOR based commercial loans with a receive-fixed interest rate swap of $25 million notional amount.  The ALCO continues to evaluate the use of additional derivative instruments to protect against the risk of adverse price or interest rate movements on the values of certain assets and liabilities.

To minimize its exposure to falling interest rates, the Corporation implemented a pre-investment strategy during the second quarter of 2003 whereby a portion of the cash flows from securities expected to mature or repay within four to six months were reinvested before their maturity or repayment dates by utilizing $150 million of short-term borrowings as an interim funding source.  This strategy was implemented to lock in current reinvestment rates to prevent further yield decreases as interest rates continue to fall and should have an overall positive impact on investment yields.

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

	At September 30,
	2003	2002
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$18,430	$24,463
Past due loans	13,949	14,385
Renegotiated loans	198	209

Total nonperforming loans	$32,577	$39,057

Other real estate owned	$1,698	$1,662

Loans outstanding at end of period	$2,597,443	$2,617,465

Average loans outstanding (year-to-date)	$2,630,009	$2,596,081

Nonperforming loans as percent of total loans	1.25%	1.49%

Provision for credit losses	$10,420	$9,028

Net charge-offs	$8,733	$8,391

Net charge-offs as a percent of average loans outstanding	0.33%	0.32%

Provision for credit losses as a percent of net charge-offs	119.32%	107.59%

Allowance for credit losses as a percent of average loans outstanding	1.38%	1.34%

Allowance for credit losses as a percent of end-of-period loans outstanding	1.39%	1.33%

Allowance for credit losses as a percent of nonperforming loans	111.07%	89.09%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30, 2003 and September 30, 2002:

	2003	2002
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$18,628	$24,672

Year to date average balance of impaired loans	$21,511	$25,009

Allowance for credit losses related to impaired loans	$5,209	$6,113

Impaired loans with an allocation of the allowance for credit losses	$14,453	$15,640

Impaired loans with no allocation of the allowance for credit losses	$4,175	$9,032

Year to date income recorded on impaired loans on a cash basis	$487	$220

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of September 30, 2003, there were no significant concentrations of credit.

Nonperforming loans at September 30, 2003 decreased $6.5 million compared to 2002 levels as nonaccrual loans, past due loans and renegotiated loans decreased compared to September 30, 2002.  The decrease in nonaccrual loan levels of $6.0 million was primarily due to decreases in nonaccrual commercial loans.  Nonaccrual loans include two significant credits in both periods.  The largest credit ($6.1 million as of September 30, 2003) carries an 80% guaranty of a U.S. government agency.  While a sale of the underlying assets is pending through bankruptcy court, delays with the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

bankruptcy process would result in a delay of the final sale and resolution of the remaining balance.  The second credit, which was $3.0 million at September 30, 2003, continues to be resolved through the liquidation of collateral and exercising other remedies.  While the timing of final resolution of this credit is uncertain, management's estimate of the potential loss on this credit is reserved.

Past due loans for the 2003 period remained relatively stable to the corresponding period of 2002 and included decreases in loans secured by 1-4 family residential real estate, which were offset by loans secured by commercial real estate.  Nonperforming loans as a percent of total loans was 1.25% at September 30, 2003 compared to 1.47% at December 31, 2002, and 1.49% at September 30, 2002, while the allowance for credit losses as a percent of nonperforming loans was 111.07%, 89.76% and 89.09%, respectively for the same periods.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  This process includes close monitoring of watchlist credits for progress or deterioration, as well as evaluating the status of significant nonperforming credits and loan loss adequacy.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements.

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

While the Corporation consistently applies a comprehensive methodology and procedure, allowance for credit loss methodologies incorporate management's current judgments about the credit quality of the loan portfolio, as well as collection probabilities for problem credits.  Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicate changes in the expected future cash flows or changes in economic conditions.  The allowance for credit losses and the provision for credit losses are significant elements of the Corporation's financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis.  In addition, the Corporation maintains a system of internal controls that are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

CAPITAL RESOURCES

Equity capital was at $410.0 million at September 30, 2003, an increase of $8.6 million compared to December 31, 2002.  Dividends declared reduced equity by $27.5 million during the first nine months of 2003.  The retained net income of $13.1 million remained in permanent capital to fund future growth and expansion.  Payment by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distributions as employee compensation, net of fair value adjustments to unearned ESOP shares, increased equity by $804 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $519 thousand during the first nine months of 2003.  The market value adjustment to securities available for sale decreased equity by $8.6 million for the period, while the market value adjustment to the interest rate swap increased equity by $106 thousand.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $3.4 million during 2003, while the tax benefit related to the stock options, increased equity by $142 thousand.  Equity capital was also impacted during 2003 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which occurred during the first quarter of 2002.  This contingent payment of the Corporation's common stock was the first of four scheduled annual installments.

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

The Federal Reserve Board has issued risk-based capital adequacy guidelines that are designed principally as a measure of credit risk.  These guidelines require:  (1) at least 50% of a banking organization's total capital be common and other "core" equity capital ("Tier I Capital"); (2) assets and off-balance-sheet items be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets.

The minimum leverage ratio is not specifically defined, but is generally expected to be 3-5 percent for all but the most highly rated banks, as determined by a regulatory rating system.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES (continued)

The table below presents the Corporation's capital position at September 30, 2003:

	Amount (in thousands)	Percent of Adjusted Assets
Tier I Capital	$ 419,450	13.1%
Risk-Based Requirement	127,674	4.0

Total Capital	455,633	14.3
Risk-Based Requirement	255,349	8.0

Minimum Leverage Capital	419,450	8.7
Minimum Leverage Requirement	144,119	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At September 30, 2003, the Corporation's banking and trust subsidiaries exceeded those requirements.

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

(a) Exhibits
Exhibit 10.1 Supplemental Executive Retirement Plan
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
Form 8-K dated July 17, 2003 reporting the Corporation's press release announcing its earnings for the three and six month periods ended June 30, 2003
Form 8-K dated July 29, 2003 reporting that the Corporation's subsidiary, First Commonwealth Bank, agreed to sell two branch offices to Waypoint Bank
Form 8-K dated August 12, 2003 reporting that the Corporation entered into a definitive agreement to acquire Pittsburgh Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 10, 2003	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: November 10, 2003	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer