Form 10-K
period 2003-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2004-03-10
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 commission file number 0-11242

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
PENNSYLVANIA	25-1428528
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

22 NORTH SIXTH STREET INDIANA, PA	15701
(Address of principal executive offices	(Zip Code)

Registrant's telephone number, including area code:  (724) 349-7220

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $1 PAR VALUE	NEW YORK STOCK EXCHANGE

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes XX No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

TITLE OF CLASS	OUTSTANDING AT March 2, 2004

Common Stock, $1 Par Value	61,029,838 Shares

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on March 2, 2004), was approximately $823,705,576.

The aggregate market value of the voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2003), was approximately $706,151,494.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 19, 2004 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
INDEX

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.  Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  The Corporation has one chartered bank affiliate which operates under the First Commonwealth Bank name.  Personal financial planning and other financial services and insurance and products are also provided through First Commonwealth Trust Company, First Commonwealth Financial Advisors and First Commonwealth Insurance Agency.  The Corporation also operates through First Commonwealth Systems Corporation, a data processing subsidiary and First Commonwealth Professional Resources Inc., a subsidiary providing professional services to affiliated organizations.

In October 2002, the Corporation brought all of the community bank offices and the other affiliates under a common brand, First Commonwealth.  The Corporation unveiled a new logo, colors, and signage through an aggressive marketing strategy to reintroduce First Commonwealth to the marketplace.  A unified brand yields important benefits for our clients.  All of First Commonwealth Bank's community offices have the same identity, products, and professional service that provide a consistent experience throughout the office network.  The insurance, trust, and financial planning affiliates are now clearly linked with First Commonwealth Bank to provide integrated solutions to meet any client need.

First Commonwealth Bank ("FCB"), a Pennsylvania-chartered banking corporation headquartered in Indiana, Pennsylvania operated through divisions doing business under the following names:  NBOC Bank, Deposit Bank, Cenwest Bank, First Bank of Leechburgh, Peoples Bank, Central Bank, Peoples Bank of Western Pennsylvania, Unitas Bank and Reliable Bank.  In October 2002, these banking divisions as well as the Corporation's other chartered bank (Southwest Bank) were merged under the First Commonwealth name.  This enhancement has provided our clients with greater flexibility, efficiency and seamless service throughout our market footprint.

During 2003, the Corporation took steps to increase its presence in the Pittsburgh, Pennsylvania market by acquiring Pittsburgh Financial Corp. ("PFC").  Effective December 5, 2003, the Corporation completed the transaction to acquire 100% of the outstanding shares of PFC. PFC was a financial holding company that was headquartered in Wexford, Pennsylvania, and was the parent company of Pittsburgh Savings Bank (d/b/a BankPittsburgh).  The branches that were acquired as part of the PFC acquisition are continuing to operate as BankPittsburgh, a division of First Commonwealth Bank, and will continue to do so until the deposit and loan systems are converted during 2004.

Also as a step to increase its presence in the Pittsburgh, Pennsylvania market, the Corporation announced plans to acquire GA Financial, Inc. ("GAF") pending approval from GAF shareholders and various regulatory agencies.  In December 2003, the Corporation signed a definitive agreement to acquire 100% of the outstanding shares of GAF, a savings and loan holding company that is headquartered in Whitehall, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Description of Business (Continued)

Through FCB, the Corporation traces its banking origins to 1866.  FCB conducts business through 91 community banking offices in the counties of Allegheny (10), Armstrong (2), Beaver (1), Bedford (4), Blair (8), Butler (2), Cambria (10), Centre (1), Clearfield (5), Elk (3), Huntingdon (5), Indiana (9), Jefferson (3), Lawrence (5), Somerset (5), Washington (1), and Westmoreland (17).  FCB engages in general banking business and offers a full range of financial services including such general retail banking services including savings and time deposits and mortgage, consumer installment and commercial loans.

FCB operates a network of 91 automated teller machines ("ATMs") which permit customers to conduct routine banking transactions 24 hours a day.  Of the ATMs, 70 are located on the premises of branch offices and 21 are in remote locations.  All the ATMs are part of the STAR network which consists of over 250,000 ATMs owned by numerous banks, savings and loan associations and credit unions from coast to coast.  STAR serves more than 132 million ATM/debit cardholders and more than 6,100 financial institution members.  The ATMs operated by FCB are also part of the global MasterCard/Cirrus network which is comprised of more than 900,000 ATMs located in the United States, Canada and 120 other countries and territories, which services over 632 million card holders.  Such networks allow FCB clients to withdraw cash and in certain cases conduct other banking transactions from ATMs of all participating financial institutions.

Along with the PFC acquisition, FCB became a member of the Freedom ATM Alliance.  The Freedom ATM Alliance will give cardholders of the First Commonwealth Check Card access to a network of more than 440 surcharge-free ATMs that are located in 41 counties, extending north into New York, and west into Ohio, with a majority of the ATMs located in southwestern Pennsylvania.

In addition to the access of funds through the use of ATMs, the STAR debit card offered to FCB's deposit clients may be used at over 1 million point-of-sale retail locations on the STAR system as well as being used on the global MasterCard system for the purchase of goods and services.  The STAR debit card provides clients with almost universal acceptability of a credit card combined with the convenience of direct debit to the clients' checking account.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Description of Business (Continued)

First Commonwealth Trust Company ("FCTC") was incorporated on January 18, 1991 as a Pennsylvania chartered trust company to render general trust services.  The corporate headquarters are located in Indiana, Pennsylvania.  FCTC has five branch offices in the service areas of FCB and offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

First Commonwealth Insurance Agency ("FCIA") was incorporated as a Pennsylvania business corporation with its principal place of business in Indiana, Pennsylvania.  FCIA began operations in January 1998 as a wholly-owned subsidiary of FCB and provides a full range of insurance and annuity products to retail and commercial clients.

First Commonwealth Financial Advisors ("FCFA") was formed in 2002 as the result of an acquisition.  FCFA offers financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  FCFA also offers insurance products through FCIA.  FCFA's office is located in Allegheny County in Pennsylvania.

FraMal Holdings Corporation ("FraMal") is a wholly-owned subsidiary of the Corporation that was incorporated under the laws of the state of Delaware for the purpose of providing investment services.  FraMal was acquired with the PFC acquisition.

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

First Commonwealth Capital Trust I and First Commonwealth Capital Trust II are business trusts created under the laws of the state of Delaware.  The trusts were formed in September 1999 and December 2003, respectively.  The trusts were formed for the exclusive purposes of issuing trust preferred securities, using the proceeds from the sale of the trust preferred securities to acquire subordinated debentures issued by the Corporation and engaging in only those activities necessary or incidental thereto.  Based on criteria established in FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," the business trusts are unconsolidated subsidiaries of the Corporation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Description of Business (Continued)

The Corporation operates and manages all client services in an integrated fashion through what is referred to as the "Growth Unit."  The Growth Unit is comprised of the four revenue-producing subsidiaries of the Corporation, which include FCB, FCTC, FCIA and FCFA.  The other subsidiaries serve as support affiliates of the Corporation.  Through the Growth Unit, the Corporation delivers our core competencies of banking, insurance, trust, financial management and investment services.

The Corporation and its subsidiaries employed approximately 1,474 (full-time equivalents) at December 31, 2003.  The Corporation does not engage in any significant business activities other than holding the stock of its subsidiaries.  The Corporation does not currently have any plans to expand or modify its business or that of its subsidiaries, other than as described herein.  Nevertheless, it will be receptive to and may actively seek out mergers and acquisitions in the event that opportunities which management considers advantageous to the development of the Corporation's business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

FCB, FCTC, FCFA and FCIA face intense competition, both from within and out of their service areas, in all aspects of business.  FCB competes for deposits, in such forms as checking, savings and NOW (negotiable order of withdrawal) accounts, MMDA (money market deposit accounts) and certificates of deposit, and in making consumer loans and loans to smaller businesses, with numerous other commercial banks and savings banks doing business within its service area.  FCB also competes, primarily in making consumer loans and for deposits, with state and federally chartered savings and loan associations and with credit unions.  In recent years, FCB has encountered significant competition for deposits from money market funds, mutual funds and institutions that offer annuities located throughout the United States.  Money market funds pay dividends to their shareholders (which are the equivalent of the interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by FCB.  Annuities accumulate interest on the amounts deposited over a predetermined time period.  The depositor is then entitled to withdraw their funds for a fixed period of time or until death.  The effect of such competition has been to increase the costs of the rest of deposits, which provide the funds with which loans are made.  In addition to savings and loan associations and credit unions, FCB also competes for consumer loans with local offices of national finance companies and finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout its service area.  FCB believes that the principal means by which it may compete for deposits and consumer and smaller commercial loans are the number and desirability of the locations of its offices and ATMs, the sophistication and quality of its services and the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Competition (Continued)

prices (primarily interest rates) of its services.  Additionally, FCB intends to remain competitive by offering financial services that target specific client needs.  Development of an integrated advisory sales model to integrate products between our bank, insurance agency, trust company and financial advisory affiliates as well as utilization of an employee team to deliver products and services to our commercial clients through our "Total Solutions Financial Management" approach have been positively received by our customers.  Specific client needs are also met through an enhanced client delivery system that includes telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the FCB branch offices.  The Corporation also remains competitive by providing clients with Internet-based banking solutions through "WebBank" and "BillPay."  WebBank provides clients with access to bank account information via the Internet 24 hours a day, 7 days a week.  Features of WebBank include the ability to monitor account balances and transaction history, transfer funds between accounts, issue stop payments and request online customer service such as copies of checks or statements.  BillPay is an Internet bill payment and presentment service that allows clients to pay bills online.

Supervision and Regulation

The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("the Bank Holding Company Act") and is registered as such with the Federal Reserve Board.  As a registered bank holding company ("BHC"), the Corporation is required to file an annual report and other information with the Federal Reserve Board.  The Federal Reserve Board is also empowered to make examinations and inspections of the Corporation and its subsidiaries.

The Bank Holding Company Act and Regulation Y of the Federal Reserve Board require every bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares or substantially all of the assets of a bank or merge or consolidate with another bank holding company.  The Federal Reserve Board may not approve acquisitions by the Corporation of such percentage of voting shares or substantially all the assets of any bank located in any state other than Pennsylvania unless the laws of such state specifically authorize such an acquisition.

The Bank Holding Company Act generally prohibits a bank holding company from engaging in a nonbank business or acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any nonbank corporation subject to certain exceptions.  The principal exception is where the business activity in question is determined by the Federal Reserve Board to be closely related to banking or to managing or controlling banks to be a proper incident thereto.  The Bank Holding Company Act does not place territorial restrictions on the activities of such banking related subsidiaries of bank holding companies.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.  Certain of the legislation's more significant reforms are noted below:

*

The legislation created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review.  Mandatory fees paid by all public companies are funding the new board.  The legislation also improved the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

*

The legislation strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer to their public company audit clients.

*

The legislation heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies.  Among other things, the legislation provided for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

*

The legislation has imposed a range of new corporate disclosure requirements.  Among other things, the legislation requires public companies to report all off-balance sheet transactions, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Supervision and Regulation (Continued)

*	The legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction.

*

The legislation has required the Corporation's Chief Executive Officer and Chief Financial Officer to each certify that the Corporation's Quarterly and Annual Reports do not contain any untrue statements of a material fact.  The rules contain several requirements, including having these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Corporation's internal controls; they have made certain disclosures to the Corporation's auditors and the Audit Committee of the Board of Directors about the Corporation's internal controls; and they have included information in the Corporation's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

*

The legislation imposed a range of criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

The Corporation has a new Code of Conduct and Ethics and a Financial Disclosure Committee.  Members of the Financial Disclosure Committee include the Chief Executive Officer, Chief Financial Officer and other key members of the Corporation's management team.  The Corporation also requires validation of controls and signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare.

The Gramm-Leach-Bliley Act ("GBLA") of 1999 revolutionized the regulation of financial services companies.  GBLA amended the Bank Holding Company Act of 1956 to create a new type of bank holding company, a financial holding company ("FHC"), which is permitted to engage in all activities permitted by a bank holding company as well as securities, merchant banking and insurance activities that were prohibited to BHCs.  GLBA also repealed Section 20 and 32 of the Glass-Steagall Act, which prohibited affiliations between a member bank and a company principally engaged in securities activities.  The activities of a BHC that do not qualify as activities of a FHC will be limited to those that the Federal Reserve Board had, prior to enactment of GBLA, deemed closely related to banking.  In order to qualify as a FHC, each depository institution subsidiary of a BHC must be well capitalized, well managed and if insured, have a satisfactory or better rating under the Community Reinvestment Act of 1977 ("CRA") as of its most recent examination.  The BHC must file an election with the Federal Reserve Board certifying that it meets the requirements of a FHC.  GBLA expanded the range of business opportunities for commercial banking organizations and enabled banking companies and other types of financial companies such

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Supervision and Regulation (Continued)

as securities, insurance and financial technology companies to combine more readily.  A FHC does not need to obtain prior Federal Reserve Board approval in order to engage in, or acquire a nonbank company that engages in financial activities.  The FHC only needs to provide notice to the Federal Reserve Board, describing the activity commenced or conducted by the acquired company, within 30 days after commencing the activity or consummating the acquisition.

Subsidiary Bank

FCB is a Pennsylvania-chartered bank and is subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC").  FCB is also subject to certain regulations of the Federal Reserve Board.  The areas of operation that are subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosures, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends, Community Reinvestment Act evaluations, mandatory external audits, establishment of branches and other aspects of operations.  Under the Pennsylvania Banking Code, a state bank located in Pennsylvania may establish branches anywhere in the state.

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

ITEM 1.  Business (Continued)

Changes in Regulations

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.  The likelihood and timing of any proposals or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

Availability of Financial Information

The Corporation files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials that the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains quarterly and annual reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on the Corporation's web site at http://www.fcbanking.com.  Printed copies are also available upon request to the Corporation, to the attention of the Corporate Secretary.

Furthermore, the Corporation also makes available on its website, and in print to any shareholder who requests it, the Corporation's Corporate Governance Guidelines, the committee charters for its Audit, Executive Compensation, and Governance Committees, as well as the Code of Conduct and Ethics that applies to all directors, officers and employees of the Corporation.  Amendments to these documents or waivers related to the Code of Conduct and Ethics will be made available on the Corporation's website as soon as practicable after their execution.

ITEM 2.  Properties

The Corporation's principal office is located in the Old Indiana County Courthouse complex.  This certified Pennsylvania and national historic landmark was built in 1870 and restored by the Corporation in the early 1970's.  The Corporation occupies this building, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County.  The Corporation entered into the lease agreement in 1973 and renewed the agreement in 1998 for an additional 25 years.  In order to support future expansion needs and centralization of various functional areas, the Corporation owns two additional structures in Indiana, Pennsylvania, in close proximity to the Corporation's principal office.  The Corporation also leases additional office space in Indiana, Pennsylvania.  FCB has 91 banking facilities of which 25 are leased and 66 are owned.  Management presently expects that such facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 3.  Legal Proceedings

There are no material proceedings to which the Corporation or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

ITEM 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to vote by security holders in the fourth quarter of 2003.

Executive Officers of the Registrant

The table below lists the current executive officers of the Corporation:

Name	Age	Positions Held During the Past Five Years

E. James Trimarchi	81	Chairman of the Board of the Corporation since 1990; Chairman of the Board of FCB, FCTC, FCSC, FCIA and FCFA; Director of CTCLIC and FCPRI
Joseph E. O'Dell	58	President and Chief Executive Officer of the Corporation since 1995; Director of the Corporation, FCB, FCTC, FCFA and FCIA; Vice Chairman of the Board of FCSC and FCPRI
Johnston A. Glass	54	Vice Chairman of the Corporation since 2000; President and Chief Executive Officer of FCB; Director of FCB, FCTC, FCFA, FCSC, FCIA and FCPRI
Gerard M. Thomchick	48

Senior Executive Vice President and Chief Operating Officer of the Corporation since 1995; President, Chief Executive Officer, Director and Investment Committee Member of CTCLIC; President, Chief Executive Officer and Director of FCPRI; Director of FCB, FCTC, FCIA and FCFA; Director, Chairman and President of FraMal Holdings Corporation; Administrative Trustee of First Commonwealth Capital Trust I and First Commonwealth Capital Trust II

John J. Dolan	47

Executive Vice President and Chief Financial Officer of the Corporation since 1999; Chief Financial Officer of FCB, FCSC and FCPRI; Comptroller and Chief Financial Officer of CTCLIC; Treasurer and Assistant Secretary of FCTC; Treasurer of FCIA and FraMal Holdings Corporation; Vice President and Chief Financial Officer of FCFA; Administrative Trustee of First Commonwealth Capital Trust I and First Commonwealth Capital Trust II

David R. Tomb, Jr.	72	Senior Vice President, Secretary and Treasurer of the Corporation since1995; Secretary of FCB, FCIA, FCTC, FCPRI, FCFA and FCSC; Director of FCFC, FCB, FCSC, FCTC, FCPRI, FCIA, FCFA and CTCLIC
Thaddeus J. Clements	47	Senior Vice President of the Corporation since 2000; Senior Vice President, Human Resources of FCPRI

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Executive Officers of the Registrant (Continued)

Name	Age	Positions Held During the Past Five Years

William R. Jarrett	69	Senior Vice President, Risk Management of the Corporation since 1994
Sue A. McMurdy	47

Senior Vice President and Chief Information Officer of the Corporation since 2000; President, Chief Executive Officer and Director of FCSC; Director of FCPRI; former Executive Vice President, Technical Services of FCSC

R. John Previte	54

Senior Vice President, Investments of the Corporation since 1992; Investment Officer of FCB; Senior Vice President of FCPRI; Vice President and Investment Officer of FraMal Holdings Corporation; Administrative Trustee of First Commonwealth Capital Trust I and First Commonwealth Capital Trust II

Each of the officers identified above has held the position indicated above or other executive positions with the same entity (or a subsidiary thereof) for at least the past five years except where noted.

Executive officers of the Corporation serve at the pleasure of the Board of Directors of the Corporation and for a term of office extending through the election and qualification of their successors.

PART II

ITEM 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF."  The approximate number of holders of record of the Corporation's common stock is 15,500.  The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

Period	High Sale	Low Sale	Cash Dividends Per Share
2003
First Quarter	$12.55	$11.50	$0.155
Second Quarter	$13.30	$11.57	$0.155
Third Quarter	$14.00	$12.60	$0.155
Fourth Quarter	$14.98	$13.15	$0.160

Period	High Sale	Low Sale	Cash Dividends Per Share
2002
First Quarter	$14.00	$11.51	$0.150
Second Quarter	$14.12	$12.53	$0.150
Third Quarter	$13.37	$11.62	$0.150
Fourth Quarter	$12.35	$10.84	$0.155

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data (Dollar Amounts in Thousands,
         except per share data)

The following selected financial data is not covered by the auditor's report and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the consolidated financial statements and related notes.  Financial statement amounts for prior periods have been reclassified to conform to the presentation format used in 2003.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

	Years Ended December 31,
	2003	2002	2001	2000	1999

Interest income	$243,773	$275,568	$308,891	$311,882	$296,089
Interest expense	100,241	122,673	167,170	174,539	152,653

Net interest income	143,532	152,895	141,721	137,343	143,436
Provision for credit losses	12,770	12,223	11,495	10,030	9,450
Net interest income after provision for credit losses	130,762	140,672	130,226	127,313	133,986

Securities gains	5,851	642	3,329	1,745	565
Other operating income	42,593	37,453	37,776	31,938	33,660
Litigation settlement	(610)	8,000	-0-	-0-	-0-
Restructuring charges	-0-	6,140	-0-	-0-	-0-
Other operating expenses	113,265	112,190	105,888	99,461	95,569

Income before taxes	66,551	52,437	65,443	61,535	72,642
Applicable income taxes	13,251	8,911	15,254	14,289	19,612

Net income	$53,300	$43,526	$50,189	$47,246	$53,030

Per Share Data
Net income	$0.90	$0.75	$0.87	$0.82	$0.88
Dividends declared	$0.625	$0.605	$0.585	$0.565	$0.515
Average shares outstanding	59,002,277	58,409,614	57,885,478	57,558,929	60,333,092

Per Share Data Assuming Dilution
Net income	$0.90	$0.74	$0.86	$0.82	$0.88
Dividends declared	$0.625	$0.605	$0.585	$0.565	$0.515
Average shares outstanding	59,387,055	58,742,018	58,118,057	57,618,671	60,569,322

At End of Period
Total assets	$5,189,195	$4,524,743	$4,583,530	$4,372,312	$4,340,846
Investment securities	2,073,430	1,680,609	1,762,408	1,636,337	1,592,389
Loans and leases, net of unearned income	2,824,882	2,608,634	2,567,934	2,490,827	2,500,059
Allowance for credit losses	37,385	34,496	34,157	33,601	33,539
Deposits	3,288,275	3,044,124	3,093,150	3,064,146	2,948,829
Company obligated mandatorily redeemable capital securities of subsidiary trust	-0-	35,000	35,000	35,000	35,000
Subordinated debentures	75,304	-0-	-0-	-0-	-0-
Other long-term debt	718,668	544,934	629,220	621,855	603,355
Shareholders' equity	430,946	401,390	370,066	334,156	286,683

Key Ratios
Return on average assets	1.12%	0.96%	1.11%	1.10%	1.25%
Return on average equity	12.95%	11.09%	13.85%	15.65%	15.44%
Net loans to deposits ratio	84.77%	84.56%	81.92%	80.19%	83.64%
Dividends per share as a percent of net income per share	69.44%	80.67%	67.24%	68.90%	58.52%
Average equity to average assets ratio	8.68%	8.64%	8.01%	7.00%	8.10%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (the "Corporation") for the years ended December 31, 2003, 2002 and 2001 and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related footnotes.

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

Effective December 5, 2003, the Corporation acquired all of the outstanding shares of Pittsburgh Financial Corporation ("PFC").  In addition, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), effective March 1, 2002.  As required under the purchase method of accounting, the results of PFC, SCC and SFA have been included in the Corporation's financial statements since their respective acquisition dates.  In October 2002, SFA was merged into SCC and the name was changed to First Commonwealth Financial Advisors, Inc.

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2003.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates

The Corporation considers accounting policies and estimates to be critical to reported financial results if (1) the estimate requires management to make assumptions about matters that are highly uncertain and (2) the different estimates that management reasonably could have used for the accounting estimate in the current period or the changes in the accounting estimates from period to period could have a material impact on the Corporation's financial condition or results of operations.  Accounting policies related to the allowance for credit losses are considered to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates by management.

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management's best estimate of probable losses that are inherent in the existing loan portfolio as of the balance sheet date.  The allowance includes amounts calculated in accordance with FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by FASB Statement No. 118, and amounts determined in accordance with FASB Statement No. 5 "Accounting for Contingencies."

The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements including a specific allowance for primary watch list classified loans, a formula allowance based on historical trends and an allowance for special circumstances.  These key elements are described in detail in the "Statement of Accounting Policies" in NOTE 1 to the "Consolidated Financial Statements."  The Corporation also maintains an unallocated allowance to cover any factors or conditions that may cause a credit loss but are not specifically identifiable and to account for imprecision.  These factors include (1) delays in obtaining information, including unfavorable information about a borrower's financial condition and (2) changes in the composition of the loan portfolio that may reduce the correlation between historical loss and delinquency statistics used to establish allocation estimates and credit losses inherent to the current portfolio.

Results of Operations

Net income was $53.3 million in 2003, an increase of $9.8 million from the 2002 results of $43.5 million.  This compared to $50.2 million that was registered in 2001.

The change in net income for the 2003 period reflected an increase in security gains compared to the corresponding period of 2002 and a gain on the sale of two branches in the 2003 period.  In addition, the effects of restructuring costs and a litigation settlement negatively impacted net income for 2002.  The restructuring charges consisted principally of severance amounts paid to employees as part of the plan to consolidate the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

multiple bank charters and develop the First Commonwealth brand and identity for all of the financial services subsidiaries.  Payments to retiring directors as part of the realignment for the Corporation's new vision on corporate governance were also included in restructuring charges.  The litigation settlement related to a lender liability action filed in 1994 against one of the Corporation's subsidiary banks and followed an adverse pre-trial judgment by the trial judge on procedural grounds.  A partial recovery from insurance for the claim related to the litigation settlement was received in 2003.

In addition to the restructuring and litigation expenses that were incurred during 2002, the decrease in net income from the 2001 period to the 2002 period included a decrease in security gains.

Diluted earnings per share was $0.90 for 2003 compared to $0.74 and $0.86 for 2002 and 2001, respectively.  Return on average assets was 1.12% and return on equity was 12.95% during 2003 compared to 0.96% and 11.09%, respectively for 2002 and 1.11% and 13.85%, respectively for 2001.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

	2003 vs. 2002	2002 vs. 2001
Net income per share, prior year	$0.74	$0.86

Increase (decrease) from changes in:

Net interest income	(0.18)	0.16
Provision for credit losses	(0.01)	(0.01)
Security transactions	0.09	(0.05)
Insurance commissions	(0.01)	0.01
Income from bank owned life insurance	(0.01)	0.00
Service charges on deposits	0.02	0.00
Sale of branches	0.05	(0.01)
Other income	0.02	(0.01)
Salaries and employee benefits	(0.04)	(0.05)
Occupancy and equipment costs	(0.01)	(0.01)
Outside data processing expense	0.00	0.02
Goodwill amortization	0.00	0.02
Litigation settlement	0.15	(0.14)
Restructuring charges	0.10	(0.10)
Rebranding costs	0.03	(0.03)
Other operating expenses	0.03	(0.03)
Applicable income taxes	(0.07)	0.11

Net income per share	$0.90	$0.74

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income

Net interest income, the engine that powers revenue growth for the Corporation, is defined as the difference between income on earning assets and the cost of funds supporting those assets.  Net interest income declined to $143.5 million in 2003 compared to $152.9 million in 2002 and $141.7 million in 2001.  Both interest income and interest expense declined compared to 2002 levels primarily as a result of the dramatic decrease in interest rates that began in 2001 and continued through 2002 into 2003.  During this unparalleled period of low interest rates, the Corporation, as well as the financial services industry in general, has been challenged by margin compression, as the cost of funds has not declined in the same magnitude or at the same pace as asset yields.  The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 2003:

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          (Continued)

Results of Operations (Continued)

	Average Balance Sheets and Net Interest Analysis (Dollar Amounts in Thousands)
	2003			2002			2001
	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)
Assets
Interest-earning assets:
Time deposits with banks	$1,289	$13	1.03%	$1,785	$31	1.74%	$1,842	$70	3.81%
Tax free investment securities	226,780	10,561	7.16	198,687	9,520	7.37	197,544	9,534	7.42
Taxable investment securities	1,605,191	68,754	4.28	1,495,824	86,110	5.76	1,527,181	96,622	6.33
Federal funds sold	358	4	1.05	359	6	1.72	9,521	492	5.17
Loans, net of unearned income (b)(c)	2,640,935	164,441	6.46	2,597,862	179,901	7.13	2,548,596	202,173	8.11
Total interest-earning assets	4,474,553	243,773	5.71	4,294,517	275,568	6.66	4,284,684	308,891	7.43

Noninterest-earning assets:
Cash	66,614			69,735			72,806
Allowance for credit losses	(36,172)			(34,813)			(34,078)
Other assets	233,040			211,302			198,051
Total noninterest- earning assets	263,482			246,224			236,779
Total Assets	$4,738,035			$4,540,741			$4,521,463

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          (Continued)

Results of Operations (Continued)

	Average Balance Sheets and Net Interest Analysis (Dollar Amounts in Thousands)
	2003			2002			2001
	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$457,327	$1,699	0.37%	$416,184	$3,410	0.82%	$388,495	$7,039	1.81%
Savings deposits (d)	792,755	7,028	0.89	727,996	9,375	1.29	684,298	16,061	2.35
Time deposits	1,524,974	51,373	3.37	1,592,585	65,787	4.13	1,728,056	95,065	5.50
Short-term borrowings	554,133	6,755	1.22	339,908	6,029	1.77	300,173	11,227	3.74
Long-term debt	594,383	33,386	5.62	670,258	38,072	5.68	663,063	37,778	5.70
Total interest-bearing liabilities	3,923,572	100,241	2.55	3,746,931	122,673	3.27	3,764,085	167,170	4.44

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	380,772			380,878			368,983
Other liabilities	22,241			20,493			26,008
Shareholders' equity	411,450			392,439			362,387
Total noninterest- bearing funding sources	814,463			793,810			757,378
Total Liabilities and Shareholders' Equity	$4,738,035			$4,540,741			$4,521,463

Net Interest Income and Net Yield on Interest-Earning Assets		$143,532	3.47%		$152,895	3.80%		$141,721	3.53%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes net loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

Earning assets yields, on a tax-equivalent basis, declined 95 basis points (0.95%) during 2003 to 5.71% from 6.66% registered in 2002, after decreasing from 7.43% in 2001.  The cost of funds for 2003 dropped 72 basis points (0.72%) below 2002 costs of 3.27%, after decreasing 117 basis points (1.17%) from 2001 costs of 4.44%.  Average earning assets were $4,474.6 million and average interest-bearing liabilities were $3,923.6 million for 2003, compared to $4,294.5 million and $3,746.9 million, respectively in 2002.  2002 averages were basically flat when compared to 2001 averages in both components.

Interest and fees on loans declined $15.5 million for 2003 compared to 2002 after declining $22.3 million for 2002 compared to 2001 levels.  The decreases are primarily the result of declining yields in a lower interest rate environment.  Tax-equivalent loan yields fell 67 basis points (0.67%) during 2003 to 6.46% from 7.13% after a decline of 98 basis points (0.98%) during 2002 from the 2001 levels.  Installment loan yields fell 92 basis points (0.92%) and the yields on home equity lines of credit declined 81 basis points (0.81%) compared to the prior year.

The increase in average loan volumes was not enough to offset the reduced interest income caused by declining yields.  During 2003, the Corporation took advantage of the lower interest rate cycle and continued to change the mix of the loan portfolio.  Average mortgage loans declined during 2003 as consumers refinanced their loans at near record levels.  The Corporation continued to offer competitive mortgage loans but generally sold them immediately after origination along with the related servicing rights.  The Corporation has recently started to retain fixed rate mortgages with maturities of 15 years or less as well as adjustable rate mortgages.  Average commercial and municipal loans offset the decline in 1-4 family mortgage loans and grew $142.9 million, primarily in shorter term and variable rate lending.  In addition, 2003 included increases in average installment loans of $41.4 million over 2002 levels.  The Corporation has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation has consistently been one of the top small business lenders in Pennsylvania.

Interest income on investments declined $16.3 million for 2003 compared to 2002 primarily due to interest rate decreases.  Interest rate decreases were also the primary cause of the decline of $10.5 million in interest income on investments in 2002 compared to 2001 levels.  Yields on investments for 2003 continued to decline, falling to 4.64% compared to 5.95% for 2002 and 6.45% for 2001.  As with the loan category, the increase in average investment security volumes was not enough to offset the reduced interest income caused by declining yields.  All categories of interest income on investments were negatively impacted by interest rate changes with the largest decline being registered in the U.S. government agency category, declining $20.4 million due to interest rates declining 162 basis points (1.62%) for 2003 compared to 2002.  This decline was partially offset by an increase of $10.4 million in interest income on U.S.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

government agency securities as a result of average volume increases from 2003 to 2002.  Prepayment speeds of mortgage backed securities ("MBS") continued to accelerate in 2003 as interest rates continued to decline.  Interest rate changes have a direct impact on prepayment speeds.  As interest rates increase, prepayments tend to decline and average lives of MBS increase.  As interest rates decrease, prepayment speeds tend to increase and average lives of MBS decline, which accelerates the amount of premium amortization that is realized, further reducing the yields in current periods.  Using computer simulation modeling, the Corporation tests the average life and yield volatility of all MBS under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits.  The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. government and agency securities.

Interest on deposits dropped $18.5 million for 2003 compared to 2002 primarily as a result of decreases due to interest rates of $16.9 million.  The Corporation also registered decreases in interest expense of $1.6 million due to declines in average volumes of deposits in 2003 compared to 2002. The rate on savings deposits fell 40 basis points (0.40%) resulting in a decrease to interest expense of $3.2 million for 2003 compared to 2002, while the rate on time deposits for 2003 also declined, down 76 basis points (0.76%), compared to 2002 resulting in a decrease to interest expense of $11.6 million.  The deposit mix changed in 2003 as clients registered a preference for savings products, which jumped $64.8 million or 8.9%, while time deposits dropped $67.6 million or 4.2% due to continued economic uncertainties.  Average interest-bearing demand deposit balances for 2003 also advanced, up $41.1 million over 2002 balances.  During its management of deposit levels and mix, the Corporation continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing the Corporation's cost of funds.

Interest expense on short-term borrowings rose $726 thousand during 2003 primarily as a result of volume increases of $3.8 million which were partially offset by rate decreases of $3.1 million.  Average short-term borrowings rose by $214.2 million for 2003 compared to 2002 while the cost of short-term borrowings fell by 55 basis points (0.55%) compared to the prior year.  All categories of short-term borrowing costs declined from year-to-year.  The increase in short-term borrowings is due in part to $100 million of long-term debt that matured during the fourth quarter of 2002 and was replaced with short-term borrowings.  In addition, the increase in short-term borrowings can be attributed to an ALCO strategy implemented to mitigate the risk of further declines in net interest income resulting from a low or declining interest rate environment.  The increase in short-term borrowings funded the purchase of U.S. government agency securities maturing in approximately 3.5 years.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

Interest expense on long-term debt declined $4.7 million for 2003 compared to the 2002 period as decreases due to volume of $4.3 million were further reduced by decreases due to rate of $376 thousand.  Average long-term debt for 2003 decreased by $75.9 million compared to 2002.  This was due in part to the $100 million of long-term debt that matured during the fourth quarter of 2002 that was replaced by short-term borrowings.  Long-term debt includes additional subordinated debentures in the amount of $30.9 million, which were issued during 2003, bearing an adjustable interest rate based upon the three-month LIBOR and maturing in 30 years.  The proceeds will be used by the Corporation to partially fund the pending acquisition of GA Financial, Inc. ("GAF").  Refer to NOTE 17 for further discussion of subordinated debentures that are included in long-term debt.

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets) declined to 3.47% for 2003, a decrease of 33 basis points (0.33%) compared to 2002.  The year-to-year decrease in the margin was due to asset yields declining more quickly than the cost of funds as interest rates fell to historic lows.  Continued pressure on net interest income is anticipated by the Corporation, despite active management of interest rate risk.  The Corporation's use of computer simulation to manage interest rate risk is described in the "Interest Sensitivity" section of this discussion.

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Year-to-Year Changes in Net Interest Income (Dollar Amounts in Thousands)
	2003 Change from 2002			2002 Change from 2001
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest-earning assets:
Time deposits with banks	$(18)	$(9)	$(9)	$(39)	$(2)	$(37)
Securities	(16,315)	8,367	(24,682)	(10,526)	(1,950)	(8,576)
Federal funds sold	(2)	-0-	(2)	(486)	(473)	(13)
Loans	(15,460)	3,070	(18,530)	(22,272)	3,995	(26,267)
Total interest income	(31,795)	11,428	(43,223)	(33,323)	1,570	(34,893)
Interest-bearing liabilities:
Deposits	(18,472)	(1,622)	(16,850)	(39,593)	(5,925)	(33,668)
Short-term borrowings	726	3,799	(3,073)	(5,198)	1,486	(6,684)
Long-term debt	(4,686)	(4,310)	(376)	294	410	(116)
Total interest expense	(22,432)	(2,133)	(20,299)	(44,497)	(4,029)	(40,468)
Net interest income	$(9,363)	$13,561	$(22,924)	$11,174	$5,599	$5,575

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $12.8 million in 2003 compared to $12.2 million in 2002 and $11.5 million in 2001.  The allowance for credit losses was $37.4 million at December 31, 2003, which represents a ratio of 1.42% of average loans outstanding, slightly up from the 1.33% reported at December 31, 2002.

Net charge-offs for 2003 rose $1.1 million over 2002 levels.  The most significant components of this year-to-year change were increases in net charge-offs in the following categories:  commercial loans not secured by real estate (up $579 thousand), loans secured by 1-4 family real estate (up $1.1 million) and construction loans (up $381 thousand).  These increases in net charge-offs were partially offset by decreases in commercial real estate loans of $204 thousand, loans to individuals of $683 thousand and lease financing receivables of $103 thousand.  Net charge-offs as a percent of average loans outstanding at December 31, 2003 were 0.49% compared to 0.46% and 0.43% at December 31, 2002 and 2001, respectively.  For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

The following table presents an analysis of the consolidated allowance for credit losses for the five years ended December 31, 2003 (Dollar Amounts in Thousands):

	Summary of Loan Loss Experience

	2003	2002	2001	2000	1999

Loans outstanding at end of year	$2,824,882	$2,608,634	$2,567,934	$2,490,827	$2,500,059

Average loans outstanding	$2,640,935	$2,597,862	$2,548,596	$2,503,036	$2,408,450

Allowance for credit losses:

Balance, beginning of year	$34,496	$34,157	$33,601	$33,539	$32,304
Addition as a result of acquisition	3,109	-0-	-0-	-0-	-0-
Loans charged off:
Commercial, financial and agricultural	6,424	6,085	3,297	4,335	1,821
Loans to individuals	3,288	4,040	4,199	5,521	6,126
Real estate-construction	384	3	-0-	-0-	-0-
Real estate-commercial	1,111	1,315	2,300	130	427
Real estate-residential	3,172	2,065	1,818	874	1,035
Lease financing receivables	316	424	606	407	187
Total loans charged off	14,695	13,932	12,220	11,267	9,596

Recoveries of loans previously charged off:
Commercial, financial and agricultural	1,047	1,287	456	406	290
Loans to individuals	641	710	757	826	1,057
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	-0-	-0-	-0-	-0-	-0-
Real estate-residential	17	46	49	42	33
Lease financing receivables	-0-	5	19	25	1
Total recoveries	1,705	2,048	1,281	1,299	1,381
Net loans charged off	12,990	11,884	10,939	9,968	8,215
Provision charged to expense	12,770	12,223	11,495	10,030	9,450

Balance, end of year	$37,385	$34,496	$34,157	$33,601	$33,539

Ratios:
Net charge-offs as a percentage of average loans outstanding	0.49%	0.46%	0.43%	0.40%	0.34%
Allowance for credit losses as a percentage of average loans outstanding	1.42%	1.33%	1.34%	1.34%	1.39%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

Net securities gains increased $5.2 million during 2003 to $5.9 million from the $642 thousand reported in 2002 and compared to $3.3 million in 2001.  The securities gains during the 2003 period resulted primarily from the sales of Pennsylvania bank stocks with book values of $7.6 million and fixed rate corporate bonds classified as securities "available for sale" with book values of $35 million.  The corporate bonds sold during 2003 had an average remaining life of one year, and the proceeds were reinvested in adjustable rate trust preferred securities with maturities of 30 years and mortgage backed securities with an average life of 3.6 years.  This reinvestment strategy was initiated to partially mitigate the Corporation's exposure to low and declining interest rates.  The securities gains during 2002 resulted primarily from the sales of Pennsylvania bank stocks, U.S. Treasury securities and fixed rate corporate bonds classified as securities "available for sale" with book values of $1.1 million, $1.5 million and $3.0 million, respectively.  The securities gains during 2001 resulted primarily from the sales of fixed rate corporate bonds classified as "available for sale" and Pennsylvania bank stocks with book values of $37.4 million and $12.7 million, respectively.

Trust income of $5.1 million for 2003 was relatively flat compared to 2002 and 2001 where the reported amount was $5.0 million for both years.  Although fee revenue continues to be negatively impacted due to low market values, the market value of the assets managed has started to rebound during the fourth quarter of 2003.  The enhanced referral programs and integrated growth plans for financial affiliates continue to help this trend.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the Total Solutions Financial Management ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits are the most significant component of noninterest income and increased $1.5 million for 2003 compared to 2002.  Increases in nonsufficient funds fees ("NSF") of $2.1 million helped to pace the year-to-year rise.  NSF charges were partially offset by decreases in account maintenance fees on deposit accounts of $424 thousand compared to 2002 levels.  Standardization of service fee routines accomplished during conversion of the Corporation's deposit system during 2001 and added emphasis on collection of fees had positive effects on fee revenue for 2003 and 2002.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

The 2003 period included a $3.0 million gain which occurred when First Commonwealth Bank, a wholly-owned subsidiary of the registrant, sold two of its branch offices.  The sale included $29.2 million in deposit liabilities and $4.4 million in loans associated with the two offices.  The 2001 period included a $777 thousand gain on the sale of one branch.  The sale included $10.4 million in deposit liabilities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

Insurance commissions decreased $326 thousand for 2003 after increasing $439 thousand for 2002 from 2001 commissions of $3.2 million.  Decreases in 2003 were primarily due to decreases in annuity commissions.  Insurance commissions for 2002 included increases in personal lines, annuities and employee benefit plans compared to 2001.  As part of the previously discussed TSFM process, the Corporation's insurance subsidiary will continue to have expanded opportunities to meet the insurance needs of commercial clients.  In addition, the Corporation has developed "FOCUS", a financial planning tool designed to help clients prioritize and assess their financial needs.  The "FOCUS" concept results in a systematic approach covering a wide range of personal financial goals including appropriate insurance coverage.  This category should also be favorably impacted by the integration of First Commonwealth Financial Advisors into these advisory models.

Income from bank owned life insurance was $4.3 million for 2003 compared to $4.7 million for 2002 and compared to $4.6 million for 2001.  The 2002 period included an additional investment in bank owned life insurance of $5.0 million and the 2001 period included an additional investment of $15.0 million.

Other income for 2003 was $10.2 million, representing a $1.2 million increase compared to 2002, which followed a $596 thousand decrease from the $9.6 million achieved in 2001.  The increase in other income for 2003 over 2002 levels includes increases in STAR interchange fees and income from the increase in cash surrender value of split dollar life insurance of $629 thousand and $248 thousand, respectively.  Other income for 2002 included an increase in interchange income of $164 thousand.  The 2001 period included a gain related to the sale of a block of 30 year mortgages as well as a gain from the termination of a subsidiary's defined benefit pension plan.

Noninterest Expense

Total other expenses for 2003 decreased $13.6 million to $112.7 million compared to $126.3 million in 2002.  The 2002 amount represented an increase of $20.4 million compared to $105.9 million reported in 2001.  The decrease in other expenses for 2003 and the increase in other expenses for 2002 were primarily the result of nonrecurring charges that were incurred during 2002 for the previously described litigation settlement and corporate restructuring of $8.0 million and $6.1 million, respectively.  These restructuring charges resulted from the merger of the Corporation's banking subsidiaries, Southwest Bank and First Commonwealth Bank, which occurred in October 2002.  Because of this merger, there was a consolidation of support functions with some staff positions being eliminated.  The personnel within the branches and relationship managers in

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

corporate services continued to serve in the same capacity in order to ensure a smooth transition.  Also, related to the merger, the structures of all of the Boards of Directors and Board committees for the Corporation were realigned.  As a result of these activities, restructuring charges of $6.1 million are reported on the income statement for the 2002 period.  Ongoing savings from the restructuring were reflected in the 2003 period.  Other charges incurred during 2002 as a part of the restructuring, related principally to writing off obsolete signs and supplies due to the name change under one charter and amounted to $420 thousand.  Also impacting other operating expense for the period were $1.8 million of costs incurred principally in the fourth quarter of 2002 associated with development of the First Commonwealth brand.  Total noninterest expense as a percent of average assets was 2.38% for 2003 compared to 2.76% for 2002 and 2.32% for 2001.

Employee costs were $61.1 million in 2003, representing 1.29% of average assets compared to $58.1 million and 1.28% of average assets for 2002.  Employee costs for 2001 were $54.5 million and 1.21% of average assets.  Salary costs for the 2003 period increased $1.6 million compared to 2002, while salary costs for the 2002 period increased $2.2 million compared to 2001 levels.  Employee benefit costs rose $1.4 million for 2003 compared to 2002 and also rose $1.4 million for 2002 compared to 2001.  Hospitalization costs continue to reflect the largest increases in employee benefit costs with increases of $1.1 million or 23.1% in 2003 and $943 thousand or 24.7% in 2002.  The Corporation strives to provide quality employee benefits while effectively managing costs.

Net occupancy expense increased $706 thousand during 2003 compared to expenses of $6.8 million during 2002 and $6.5 million for 2001.  The 2003 period included increases in building repairs and maintenance, net rental expense and utilities compared to 2002 costs.  Much of these increases were due to increased utility costs and snow removal expenses resulting from the harsh winter.  The 2003 period also included an increase in the amortization of the purchase accounting adjustments related to premises of $328 thousand over the 2002 period.  An adjustment of $291 thousand was taken during the 2003 period for the write-off of the remaining purchase accounting adjustment for three branch offices that were closed during 2003.  These branch offices were closed and their clients are served at nearby existing branch offices.  The Corporation continues to actively evaluate its branch delivery network to optimize client service in existing branch offices and to continue expansion into growth markets.  The execution of these initiatives may continue to impact occupancy and other expenses in future periods.  Increases in building insurance, building rental costs and building repairs and maintenance in 2002 were only partially offset by declines in most other building expense categories.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

Furniture and equipment expenses increased $126 thousand to $10.1 million in 2003.  Increases were largely due to continued increases in depreciation expense.  Furniture and equipment expenses of $10.0 million for 2002 reflected increases of $920 thousand over 2001 levels resulting primarily from increases in depreciation on computer software and software maintenance offset in part by reduced equipment lease expense.  The 2002 period was also impacted by a full year of depreciation as well as maintenance charges on systems that were placed in service during the later part of 2001.  The systems were replacements of software that is utilized by the Corporation's data processing subsidiary to process loan and deposit accounts.  The new application software has enabled the Corporation's banking subsidiary to provide enhanced products and services, including internet banking.  Technology advances continue to drive the ability of financial services companies to provide expanded services through traditional channels as well as nontraditional and emerging delivery systems to meet the changing needs of our clients.

Outside data processing expense increased $396 thousand for the 2003 period to $2.5 million compared to $2.1 million for the 2002 period and $3.3 million for 2001.  This category was positively impacted in 2002 by the conversion of Southwest Bank from outsourced processing to that provided by a subsidiary of the Corporation.  This category will be unfavorably impacted by the acquisition of PFC until the systems, which are processed through an outsourced processing vendor, are converted to the systems that are provided by a subsidiary of the Corporation.  These conversions are scheduled to be completed by the end of the second quarter of 2004.  Outside data processing costs are managed by the Corporation's data processing subsidiary.  Its needs are evaluated based on technology, efficiency and cost considerations.

Other operating expenses decreased $3.4 million to $27.7 million for 2003.  Other operating expenses for 2002 increased $2.9 million compared to $28.2 million for 2001.  The 2003 period included decreases in other professional fees and services, advertising, expenses related to training and seminars, telephone and loss on the sale of other assets (primarily vehicles previously leased) in the amounts of $1.4 million, $637 thousand, $428 thousand, $420 thousand and $402 thousand, respectively, compared to 2002 costs.  Directors' fees for the 2003 period reflected decreases of $349 thousand resulting from the restructuring of the Corporation's Boards of Directors and committees during 2002.

The 2002 period includes increased losses on sale of assets of $472 thousand, due primarily to the loss on sale of vehicles previously leased, compared to 2001.  Other professional fees in 2002 rose by $822 thousand over 2001 and included consulting fees related to implementation of the Corporation's "Balanced Scorecard" performance measurement system, enhancements to product and customer profitability systems, corporate restructuring and common branding and identity.  Consultants were also

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

utilized to assist in the ongoing efforts to develop a world class sales culture and to generate new deposit dollars and relationships.  Corporate restructuring and movement towards a sales culture also impacted the decision to have employee benefit plans reviewed by outside specialists during 2002.  Advertising and promotion expenses rose a combined $2.3 million for the 2002 period due partially to expenditures related to the $1.8 million launch of the new corporate brand and identity.  This exciting campaign was designed to educate and build enthusiasm among current as well as potential clients and the communities we serve.  Also impacting these categories were expenses incurred in the successful marketing campaign for free checking products introduced during 2002.  These products are expected to have a favorable impact on deposit growth, interest expense and service charge revenue in future periods as well as providing potential add-on sales of other financial products and services.

Income tax expense was $13.3 million during 2003 representing an increase of $4.4 million above the 2002 amount of $8.9 and compared to $15.3 million in 2001.  The Corporation's effective tax rate was 19.9% for 2003 compared to 17.0% for 2002 and 23.3% for 2001.  Although the 2003 effective tax rate was an increase over the 2002 rate, it was still favorable to the statutory tax rate and the 2001 effective rate.  The Corporation's 2003 effective tax rate continues to be favorably impacted by tax-free municipal income.  Pretax income in the 2002 period was reduced by the $8.0 million litigation settlement as well as the $6.1 million restructuring charges.  The decline in pretax income from the 2001 period allowed the effect of nontaxable income to have a greater impact on the effective tax rate in 2002 than in 2001.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Corporation's contractual obligations to make future payments as of December 31, 2003.  Payments for borrowings do not include interest.  Payments related to operating leases are based on actual payments specified in the underlying contracts.

(Dollar Amounts in Thousands)

	Footnote Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total

Federal Home Loan Bank advances	18	$22,152	$21,392	$458,886	$175,658	$678,088
Repurchase agreements	18	-0-	-0-	20,000	-0-	20,000
Subordinated debentures	17	8,292	-0-	-0-	67,012	75,304
ESOP loan	18	1,477	1,136	-0-	-0-	2,613
Operating leases	14	2,093	3,856	3,146	5,584	14,679

Total contractual obligations		$34,014	$26,384	$482,032	$248,254	$790,684

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
(Continued)

The preceding table excludes unamortized premiums and discounts on Federal Home Loan Bank advances because these premiums and discounts do not represent future cash obligations.  The preceding table also excludes the Corporation's cash obligations upon maturity of certificates of deposit whose maturities are described in NOTE 15 to the "Consolidated Financial Statements."  Subordinated debentures in the amount of $8,292 thousand previously issued by PFC and due in 2028 were called and subsequently paid in full in January 2004 and are included as due within 1 year above.

The following table summarizes the Corporation's off-balance sheet commitments as of December 31, 2003.  Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

(Dollar Amounts in Thousands)

	Footnote Reference	Amount

Commitments to extend credit	13	$620,403
Standby letters of credit	13	28,836

Total lending-related commitments		$649,239

Commitments to extend credit include unfunded loan commitments as well as the undrawn portions of revolving and closed-end lines of credit as of December 31, 2003.  The contractual provisions of these commitments normally include fixed expiration dates or termination clauses, specific interest rates and clauses indicating that funding is contingent upon borrowers maintaining stated credit standards at the time of loan funding.

Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a client to a third party.  In the event the client does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment.  The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment.  If the commitment is funded, the Corporation would be entitled to seek repayment from the client.  The Corporation's policies generally require that standby letter of credit arrangements contain security and debt convenants similar to those contained in loan agreements.

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

Liquidity risk stems from the possibility that the Corporation may not be able to meet current or future financial obligations, or the Corporation may become overly reliant on alternative funding sources.  The Corporation maintains a liquidity risk management policy to manage this risk.  This policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on board approved limits.  The policy also includes a liquidity contingency plan to address funding needs to maintain liquidity under a variety of business conditions.  The Corporation's liquidity position is monitored by the Asset/Liability Management Committee ("ALCO").

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  Deposits increased $244.2 million in 2003 and included increases in savings and noninterest-bearing demand deposits, which were partially offset by decreases in time deposits.  Deposits in the amount of $190.4 million were acquired with the BankPittsburgh acquisition.  Noncore deposits, which are time deposits in denominations of $100 thousand or more, represented 12.1% of total deposits at December 31, 2003.  Noncore deposits decreased by $91.0 million in 2003 and $7.6 million in 2002 due in part to changes in public funds balances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

Although the Corporation's primary source of funds remains traditional deposits from within the communities served by its banking subsidiary, future sources of deposits utilized could include the use of brokered time deposits offered outside the Corporation's traditional market area.  Time deposits of $100 thousand or more at December 31, 2003, 2002 and 2001 had remaining maturities as follows:

	Maturity Distribution of Large Certificates of Deposit (Dollar Amounts in Thousands)
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

Remaining Maturity:
3 months or less	$77,603	19%	$97,862	20%	$133,017	27%
Over 3 months through 6 months	50,132	13	54,758	11	57,222	11
Over 6 months through 12 months	69,239	17	114,596	24	89,436	18
Over 12 months	201,742	51	222,486	45	217,643	44
Total	$398,716	100%	$489,702	100%	$497,318	100%

Loans, net of unearned income and the allowance for credit losses, increased $213.4 million during 2003 as increases were noted in all categories with the exception of leases.  Most notable were increases in commercial loans secured by real estate of $108.6 million and increases in residential loans secured by real estate of $82.1 million compared to year-end 2002.  Net loans in the amount of $245.8 million were acquired with the BankPittsburgh acquisition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

Below is a schedule of loans by classification for the five years ended December 31, 2003:

	Loans by Classification (Dollar Amounts in Thousands)
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial, financial, agricultural and other	$655,740	23%	$633,955	24%	$529,300	21%	$443,618	18%	$417,300	16%
Real estate-construction	27,063	1	20,998	1	14,727	1	37,146	2	41,734	2
Real estate-commercial	771,861	27	663,220	26	638,576	25	560,066	22	495,789	20
Real estate-residential	821,159	29	739,018	28	849,787	33	932,915	37	980,506	39
Loans to individuals	521,481	19	505,139	19	473,515	18	450,154	18	502,465	20
Net leases	28,033	1	47,110	2	63,326	2	68,975	3	65,893	3

Gross loans and leases	2,825,337	100%	2,609,440	100%	2,569,231	100%	2,492,874	100%	2,503,687	100%
Unearned income	(455)		(806)		(1,297)		(2,047)		(3,628)
Total loans and leases net of unearned income	$2,824,882		$2,608,634		$2,567,934		$2,490,827		$2,500,059

An additional source of liquidity is marketable securities that the Corporation holds in its investment portfolio.  These securities are classified as "securities available for sale."  While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of December 31, 2003, securities available for sale had an amortized cost of $1,946 million and an approximate fair value of $1,969 million.  Gross unrealized gains were $32.9 million and gross unrealized losses were $9.6 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

Based upon the Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity.  Below is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2003:

	Maturity Distribution of Securities Held to Maturity (Dollar Amounts in Thousands)

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*

Within 1 year	$10,003	$4,035	$8,990	$23,028	6.78%
After 1 but within 5 years	2,686	13,329	405	16,420	7.04
After 5 but within 10 years	5,165	29,362	-0-	34,527	7.32
After 10 years	289	29,990	-0-	30,279	7.06
Total	$18,143	$76,716	$9,395	$104,254	7.08

	Maturity Distribution of Securities Available for Sale At Amortized Cost (Dollar Amounts in Thousands)

	U.S. Treasury, and other U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*

Within 1 year	$31,317	$1,468	$21,055	$53,840	3.81%
After 1 but within 5 years	280,450	7,010	41,052	328,512	2.84
After 5 but within 10 years	405,627	12,114	-0-	417,741	3.80
After 10 years	769,497	136,198	240,067	1,145,762	4.65
Total	$1,486,891	$156,790	$302,174	$1,945,855	4.14

* Yields are calculated on a tax-equivalent basis.

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates or equity prices.  The Corporation's market risk is composed primarily of interest rate risk.  Interest rate risk results principally from timing differences in the repricing of assets and liabilities, changes in the relationship of rate indices and the potential exercise of freestanding or embedded options.

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances.  While no single number can accurately describe the impact of changes in interest rates on net interest income, interest rate sensitivity positions, or "gaps," when measured over a variety of time periods, can be informative.

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

The cumulative gap at the 365-day repricing period was negative in the amount of $809 million or 15.59% of total assets at December 31, 2003.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 2003 and 2002 (Dollar Amounts in Thousands):

	2003

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans...........................	$1,057,021	$178,006	$291,352	$1,526,379
Investments.....................	241,163	116,979	189,610	547,752
Other interest-earning assets...	5,362	-0-	-0-	5,362

Total interest-sensitive assets	1,303,546	294,985	480,962	2,079,493

Certificates of deposit.........	325,957	242,706	249,361	818,024
Other deposits..................	1,413,069	-0-	-0-	1,413,069
Borrowings......................	634,878	1,407	21,290	657,575
Total interest-sensitive liabilities	2,373,904	244,113	270,651	2,888,668
Gap.........................	$(1,070,358)	$50,872	$210,311	$(809,175)

ISA/ISL.........................	0.55	1.21	1.78	0.72
Gap/Total assets................	20.63%	0.98%	4.05%	15.59%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Interest Sensitivity (Continued)

	2002

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans...........................	$962,398	$157,172	$295,273	$1,414,843
Investments.....................	292,206	162,578	262,287	717,071
Other interest-earning assets...	1,973	-0-	-0-	1,973

Total interest-sensitive assets	1,256,577	319,750	557,560	2,133,887

Certificates of deposit.........	354,625	170,687	263,882	789,194
Other deposits..................	1,172,538	-0-	-0-	1,172,538
Borrowings......................	469,735	905	1,483	472,123
Total interest-sensitive liabilities	1,996,898	171,592	265,365	2,433,855
Gap.........................	$(740,321)	$148,158	$292,195	$(299,968)

ISA/ISL.........................	0.63	1.86	2.10	0.88
Gap/Total assets................	16.36%	3.27%	6.46%	6.63%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat, and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 200 basis point (2.00%) movement upward or downward which cannot result in more than a 5.0% decline in net interest income when compared to the base case.  The analysis at December 31, 2003, indicated that a 200 basis point (2.00%) increase in interest rates would increase net interest income by 56 basis points (0.56%) above the base case scenario and a 200 basis point (2.00%) decrease

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Interest Sensitivity (Continued)

in interest rates would decrease net interest income by 671 basis points (6.71%) below the base case scenario over the next twelve months.  While the 200 basis points (2.00%) declining rate scenario currently exceeds the -5.00% policy limit by 171 basis points (1.71%), it is recognized by the Corporation that this declining rate scenario is unrealistic in the current rate environment with the Federal funds rate at only 1.00%.

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

The Corporation entered into an interest rate swap transaction during the third quarter of 2003.  The swap has a three-year maturity and involves hedging adjustable LIBOR based commercial loans with a receive-fixed and pay-floating interest rate swap of $25 million notional amount.  The purpose of the swap was to reduce the Corporation's exposure to further declines in interest rates.  The ALCO continues to evaluate the use of additional derivative instruments to protect against the risk of adverse price or interest rate movements on the values of certain assets and liabilities.

Another strategy aimed at reducing the Corporation's exposure to falling interest rates was implemented during 2003.  U.S. government agency securities maturing in approximately 3.5 years were purchased with short-term borrowings.  The amount of this transaction averaged approximately $138 million for the year.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2003, were as follows (Dollar Amounts in Thousands):

	Within One Year	One to 5 Years	After 5 Years	Total

Commercial and industrial	$207,848	$110,732	$85,942	$404,522
Financial institutions	-0-	115	300	415
Real estate-construction	8,486	739	17,838	27,063
Real estate-commercial	76,495	144,509	550,857	771,861
Other	31,105	15,264	204,434	250,803
Totals	$323,934	$271,359	$859,371	$1,454,664

Loans at fixed interest rate		98,360	245,636
Loans at variable interest rates		172,999	613,735
Totals		$271,359	$859,371

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review

Maintaining a high quality loan portfolio is of great importance to the Corporation.  The Corporation manages the risk characteristics of the loan portfolio through the use of prudent lending policies and procedures and monitors risk through a periodic review process provided by internal auditors, regulatory authorities and our loan review staff.  These reviews include the analysis of credit quality, diversification of industry, compliance to policies and procedures and an analysis of current economic conditions.

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

The Corporation's written lending policy requires certain underwriting standards to be met prior to funding any loan, including requirements for credit analysis, collateral value coverage and documentation.  The principal factor used to determine potential borrowers' credit worthiness is business cash flows or consumer income available to service debt payments.  Secondary sources of repayment, including collateral and guarantees, are frequently obtained.

The lending policy provides limits for individual and bank committee lending authorities.  In addition to the bank loan approval process, requests for borrowing relationships which will exceed one million dollars must also be approved by the Corporation's Credit Committee.  This Committee consists of a minimum of three members of the Corporation's Board of Directors.  The Corporation has an additional level of approval for credit relationships between $500 thousand and $1.0 million.  This procedure requires approval of those credits by a committee consisting of senior lenders of the Corporation.

Commercial and industrial loans are generally granted to small and middle market customers for working capital, operations, expansion or asset acquisition purposes.  Operating cash flows of the business enterprise are identified as the principal source of repayment, with business assets held as collateral.  Collateral margins and loan terms are based upon the purpose and structure of the transaction as set forth in loan policy.

Commercial real estate loans are granted for the acquisition or improvement of real property.  Generally, commercial real estate loans do not exceed 75% of the appraised value of property pledged to secure the transaction.  Repayment of such loans is expected from the operations of the subject real estate and is carefully analyzed prior to approval.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

Real estate loans secured by 1-4 family residential housing properties are granted subject to statutory limits in effect for the bank regarding the maximum percentage of appraised value of the mortgaged property.  Residential loan terms are normally established in compliance with secondary market requirements.  Residential mortgage portfolio interest rate risk is controlled by secondary market sales, variable interest rate loans and balloon maturities.

Loans to individuals represent financing extended to consumers for personal or household purposes, including automobile financing, education, home improvement and personal expenditures.  These loans are granted in the form of installment, credit card or revolving credit transactions.  Consumer credit worthiness is evaluated on the basis of ability to repay, stability of income sources and past credit history.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

Since all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual credit or groups of credits, and the entire allowance is available to absorb any and all credit losses.  For analytical purposes, the following table sets forth an allocation of the allowance for credit losses at December 31 according to the categories indicated.  Management feels the unallocated portion of the reserve is necessary due to the uncertain economic and geo-political environment and its impact on a variety of sectors such as health care and lodging. During 2003, the unallocated allowance was reduced due to an additional allocation to fourteen commercial loans.  The increase in allocations to the commercial, industrial, financial, agricultural and real estate-commercial portfolios resulted from an increase in loan volumes in these categories and the BankPittsburgh acquisition within the metropolitan Pittsburgh market.

	Allocation of the Allowance for Credit Losses (Dollar Amounts in Thousands)

	2003	2002	2001	2000	1999

Commercial, industrial, financial, agricultural and other	$10,739	$7,856	$6,315	$6,263	$6,321
Real estate-construction	330	600	432	643	831
Real estate-commercial	11,361	7,201	9,808	9,064	7,675
Real estate-residential	4,910	5,294	7,379	10,211	9,928
Loans to individuals	4,614	3,035	3,845	4,938	5,131
Lease financing receivables	202	259	401	638	586
Unallocated	5,229	10,251	5,977	1,844	3,067
Total	$37,385	$34,496	$34,157	$33,601	$33,539

Allowance as percentage of average total loans	1.42%	1.33%	1.34%	1.34%	1.39%

While the allowance for credit losses as a percentage of average total loans outstanding increased from 1.33% in 2002 to 1.42% in 2003, the allowance for credit losses as a percentage of actual loans outstanding remained at 1.32% for both periods.  The allowance as a percentage of average total loans outstanding for 2003 was impacted by the inclusion of BankPittsburgh loans since the acquisition.

Other than those described below, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  The following table identifies nonperforming loans at December 31.  A loan is placed in a nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt.  Past due loans are those loans which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.  Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

	Nonperforming and Impaired Assets and Effect on Interest Income Due to Nonaccrual (Dollar Amounts in Thousands)

	2003	2002	2001	2000	1999

Loans on nonaccrual basis	$12,459	$23,450	$22,899	$10,698	$12,765
Past due loans	10,586	14,774	17,781	22,086	15,815
Renegotiated loans	195	207	832	2,263	62
Total nonperforming loans	$23,240	$38,431	$41,512	$35,047	$28,642

Nonperforming loans as a percentage of total loans	0.82%	1.47%	1.62%	1.41%	1.15%

Allowance as percentage of nonperforming loans	160.86%	89.76%	82.28%	95.87%	117.10%

Other real estate owned	$1,866	$1,651	$1,619	$1,661	$1,707

Gross income that would have been recorded at original rates	$1,962	$1,542	$1,422	$750	$724

Interest that was reflected in income	1,185	286	750	333	458

Net reduction to interest income due to nonaccrual	$777	$1,256	$672	$417	$266

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

Nonperforming loan levels at December 31, 2003 decreased $15.2 million compared to 2002 levels as nonaccrual loans and past due loans decreased by $11.0 million and $4.2 million, respectively.  The decrease in nonaccrual loans was due to eight commercial loans that paid in full or were charged down and/or charged off.  The largest improvement was related to a credit with a balance of $6.2 million at December 31, 2002 and bearing an 80% guaranty of a U.S. government agency.  The credit was resolved in the fourth quarter of 2003 without any additional charge-off being recorded.  A second credit, which was $3.2 million at year-end 2002, continues to be resolved through the liquidation of collateral and exercising other remedies.  The balance outstanding at December 31, 2003 for this credit was $1.8 million, a decrease of $1.4 million from the prior year.  While the final resolution of this credit is uncertain, management's estimate of the potential loss on this credit is reserved.

The decrease in past due loans for the 2003 period included decreases in all major categories with the most significant decreases in loans secured by residential real estate (down $2.5 million), loans secured by commercial real estate (down $607 thousand) and other commercial loans (down $839 thousand).  The decrease in past due loans was due to successful collection strategies.  The renegotiated loan category at December 31, 2003, included the one credit that was outstanding at the end of December 31, 2002.  Interest income on nonaccrual loans increased for 2003 due to final resolution of several large credits that included collection of some interest income.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  The Corporation has a "Watch List Committee" which includes credit workout officers of the bank and meets bi-weekly to review watch list credits for workout progress or deterioration.  Loan loss adequacy and the status of significant nonperforming credits are monitored on a quarterly basis by a committee made up of senior officers of the bank and parent company.  These committees were established to provide additional internal monitoring and analysis in addition to that provided by the Credit Committees of the bank and parent company.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements and its previously described committee structure.  Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.  Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

Capital Resources

Equity capital stood at $430.9 million at December 31, 2003, a $29.6 million rise compared to December 31, 2002.  Dividends declared reduced equity by $37.2 million during 2003 as dividends were increased over 2002 levels.  The retained net income of $16.1 million remained in permanent capital to fund future growth and expansion.  Long-term debt payments and fair value adjustment to unearned ESOP shares in 2003 increased equity by $1.2 million.  The market value adjustment to securities available for sale decreased equity by $10.7 million in 2003.  Amounts paid to fund the discount on reinvested dividends reduced equity by $706 thousand.  Proceeds from the issuance of treasury shares to provide for stock options exercised increased equity by $5.9 million during 2003, while the tax benefit related to the stock options increased equity by $535 thousand.  Equity capital in 2003 was also impacted by the issuance of stock related to acquisitions from 2003 and 2002, which resulted in increases in the amounts of $17.0 million and $203 thousand, respectively.

A capital base can be considered adequate when it enables the Corporation to intermediate funds responsibly and provide related services while protecting against future uncertainties.  The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber.  In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets.  See NOTE 27 to the "Consolidated Financial Statements" for an analysis of regulatory capital guidelines and the Corporation's capital ratios relative to these measurement standards.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Risk Management

In the normal course of business the Corporation assumes various types of risk.  The Corporation has identified twenty-six standard risks which have been summarized into seven major risk categories.  The seven major risk categories include credit risk, market risk, liquidity risk, compliance/legal risk, operational risk, reputation risk and strategic risk.  Credit risk, market risk and liquidity risk are discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations section.  The remaining major risk categories are defined as follows:  compliance/legal risk - the risk arising from violations of, or noncompliance with laws, rules, regulations, prescribed practices, or ethical standards; operational risk - threat created by inadequate information systems, operational problems, weak internal control systems, fraud, or any other unforeseen catastrophes; reputation risk - the risk to earnings or capital arising from negative public opinion; and strategic risk - the risk arising from adverse business decisions or improper implementation of those decisions.  These factors and others could impact the Corporation's business, financial condition and results of operation.

Corporate management has taken strong and wide-ranging actions to enhance the awareness of and proactively manage risk within the Corporation.  In addition to establishing a comprehensive policy and procedure manual that is updated and regularly communicated throughout the Corporation, the Senior Vice President, Risk Management, an executive officer level position, oversees all aspects of the risk process.  Our committee structure embraces a risk management culture, which begins with the Risk Committee that provides oversight and monitoring of key risk areas.  The
Risk Committee, which is chaired by the Senior Vice President, Risk Management, and has representation from all of the disciplines across the organization, meets to discuss and assess current and emerging risks as well as to identify solutions and mitigants.  Credit quality and loan loss adequacy issues are addressed by the Credit Quality, Watch List and Loan Loss Reserve committees.  Additional committees include Security, which is responsible for coordinating the security program; Privacy, which focuses on safeguarding client information; ALCO, which monitors interest rate and liquidity risks; and Disclosure, which evaluates internal controls regarding information utilized in certain regulatory reports, as well as reviewing those reports and the disclosure process to ensure that disclosures are timely, complete and accurate.

The Risk Department has specific procedures to analyze and quantify risks in the seven major risk categories.  Gaps between inherent risks and mitigants are quantified and presented to the Risk Committee for their review.  Management continually reviews the mitigants and controls to ensure their continuity.  The Internal Audit Department validates the existence and effectiveness of the controls.  Risk gaps are compiled to develop a risk rating, which is incorporated into the balanced scorecard measure and is reported to the Board of Directors.  An analytical review of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Risk Management (Continued)

key indicators, both monetary and nonmonetary, as well as other current information that may become available through discussions with management serves as an early warning system to detect potential deteriorating internal controls.  All significant new initiatives and products are subject to a risk assessment prior to being presented for implementation.  An annual assessment of risk is also performed to identify potential threat areas to our computer systems.  Our internal audit staff performs routine and consistent information technology reviews of identified risk areas, security measures and control processes.

With these processes in place the Corporation believes that its objective of establishing a risk culture that identifies, measures, controls and monitors events or actions that may adversely affect our organization has been achieved.  Our goal is not to eliminate risk but to understand fully the risk the Corporation is assuming and appropriately manage those risks.

Inflation and Changing Prices

Management is aware of the impact inflation has on interest rates and therefore, the impact it can have on a bank's performance.  The ability of a financial institution to cope with inflation can only be determined by analyzing and monitoring its asset and liability structure.  The Corporation monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance.  However, it must be remembered that the asset and liability structure of a financial institution is substantially different from an industrial corporation in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in general price levels.  Examples of monetary items include cash, loans and deposits.  Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes.  Examples of nonmonetary items are premises and equipment.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands)

	December 31,
	2003	2002
ASSETS
Cash and due from banks..............................................	$82,510	$81,114
Interest-bearing bank deposits.......................................	5,362	1,973
Securities available for sale, at market.............................	1,969,176	1,482,771
Securities held to maturity, at amortized cost, (Market value $109,609 in 2003 and $204,887 in 2002)................	104,254	197,838

Loans................................................................	2,825,337	2,609,440
Unearned income....................................................	(455)	(806)
Allowance for credit losses........................................	(37,385)	(34,496)
Net loans.....................................................	2,787,497	2,574,138

Premises and equipment...............................................	46,538	45,730
Other real estate owned..............................................	1,866	1,651
Goodwill.............................................................	29,854	8,131
Amortizing intangibles, net..........................................	3,256	29
Other assets.........................................................	158,882	131,368

Total assets..............................................	$5,189,195	$4,524,743

LIABILITIES
Deposits (all domestic):
Noninterest-bearing................................................	$408,647	$377,466
Interest-bearing...................................................	2,879,628	2,666,658
Total deposits................................................	3,288,275	3,044,124

Short-term borrowings................................................	634,127	469,065
Other liabilities....................................................	41,875	30,230

Company obligated mandatorily redeemable capital securities of subsidiary trust............................	-0-	35,000
Subordinated debentures..............................................	75,304	-0-
Other long-term debt.................................................	718,668	544,934

Total long-term debt..........................................	793,972	579,934
Total liabilities..........................................	4,758,249	4,123,353

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued............................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 63,704,445 shares issued and 60,712,020 shares outstanding in 2003; 62,525,408 shares issued and 58,962,539 shares outstanding in 2002................................................	63,704	62,525
Additional paid-in capital...........................................	79,581	64,885
Retained earnings....................................................	312,261	296,165
Accumulated other comprehensive income...............................	15,173	25,851
Treasury stock (2,992,425 and 3,562,869 shares at December 31, 2003 and 2002, respectively at cost)....................................	(37,779)	(44,981)
Unearned ESOP shares.................................................	(1,994)	(3,055)
Total shareholders' equity......................................	430,946	401,390
Total liabilities and shareholders' equity.................	$5,189,195	$4,524,743

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Interest Income
Interest and fees on loans..........................	$164,441	$179,901	$202,173
Interest and dividends on investments:
Taxable interest..................................	66,716	84,137	93,961
Interest exempt from Federal income taxes.........	10,561	9,520	9,534
Dividends.........................................	2,038	1,973	2,661
Interest on Federal funds sold......................	4	6	492
Interest on bank deposits...........................	13	31	70
Total interest income.............................	243,773	275,568	308,891

Interest Expense
Interest on deposits................................	60,100	78,572	118,165
Interest on short-term borrowings...................	6,755	6,029	11,227
Interest on mandatorily redeemable capital securities of subsidiary trust..................................	-0-	3,325	3,325
Interest on subordinated debentures.................	3,560	-0-	-0-
Interest on other long-term debt....................	29,826	34,747	34,453
Total interest on long-term debt..................	33,386	38,072	37,778
Total interest expense..........................	100,241	122,673	167,170

Net interest income...................................	143,532	152,895	141,721
Provision for credit losses.........................	12,770	12,223	11,495

Net interest income after provision for credit losses.	130,762	140,672	130,226

Other Income
Securities gains....................................	5,851	642	3,329
Trust income........................................	5,142	5,008	4,995
Service charges on deposits.........................	13,013	11,538	11,160
Gain on sale of branches............................	3,041	-0-	777
Insurance commissions...............................	3,305	3,631	3,192
Income from bank owned life insurance...............	4,342	4,711	4,618
Merchant discount income............................	3,557	3,573	3,446
Other income........................................	10,193	8,992	9,588
Total other income................................	48,444	38,095	41,105

Other Expenses
Salaries and employee benefits......................	61,144	58,149	54,521
Net occupancy expense...............................	7,456	6,750	6,520
Furniture and equipment expense.....................	10,096	9,970	9,050
Data processing expense.............................	2,520	2,124	3,296
Pennsylvania shares tax expense.....................	4,301	3,937	3,825
Intangible amortization.............................	43	203	490
Litigation settlement...............................	(610)	8,000	-0-
Restructuring charges...............................	-0-	6,140	-0-
Other operating expenses............................	27,705	31,057	28,186
Total other expenses..............................	112,655	126,330	105,888

Income before income taxes............................	66,551	52,437	65,443
Applicable income taxes.............................	13,251	8,911	15,254
Net Income............................................	$53,300	$43,526	$50,189

Average Shares Outstanding............................	59,002,277	58,409,614	57,885,478
Average Shares Outstanding Assuming Dilution..........	59,387,055	58,742,018	58,118,057

Per Share Data:
Basic Earnings Per Share............................	$0.90	$0.75	$0.87
Diluted Earnings Per Share..........................	$0.90	$0.74	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance at December 31, 2000	$62,525	$67,223	$272,169	$(7,808)	$(54,666)	$(5,287)	$334,156

Comprehensive income
Net income	-0-	-0-	50,189	-0-	-0-	-0-	50,189
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	-0-	-0-	-0-	18,639	-0-	-0-	18,639
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,128)	-0-	-0-	(2,128)
Total other comprehensive income	-0-	-0-	-0-	16,511	-0-	-0-	16,511
Total comprehensive income	-0-	-0-	50,189	16,511	-0-	-0-	66,700
Cash dividends declared	-0-	-0-	(34,139)	-0-	-0-	-0-	(34,139)
Decrease in unearned ESOP shares	-0-	31	-0-	-0-	-0-	1,161	1,192
Discount on dividend reinvestment plan purchases	-0-	(612)	-0-	-0-	-0-	-0-	(612)
Treasury stock reissued	-0-	(735)	-0-	-0-	3,235	-0-	2,500
Tax benefit of stock options	-0-	269	-0-	-0-	-0-	-0-	269
Balance at December 31, 2001	62,525	66,176	288,219	8,703	(51,431)	(4,126)	370,066

Comprehensive income
Net income	-0-	-0-	43,526	-0-	-0-	-0-	43,526
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	-0-	-0-	-0-	17,542	-0-	-0-	17,542
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(394)	-0-	-0-	(394)
Total other comprehensive income	-0-	-0-	-0-	17,148	-0-	-0-	17,148
Total comprehensive income	-0-	-0-	43,526	17,148	-0-	-0-	60,674
Cash dividends declared	-0-	-0-	(35,580)	-0-	-0-	-0-	(35,580)
Decrease in unearned ESOP shares	-0-	86	-0-	-0-	-0-	1,071	1,157
Discount on dividend reinvestment plan purchases	-0-	(637)	-0-	-0-	-0-	-0-	(637)
Treasury stock reissued	-0-	(964)	-0-	-0-	6,450	-0-	5,486
Tax benefit of stock options	-0-	224	-0-	-0-	-0-	-0-	224
Balance at December 31, 2002	62,525	64,885	296,165	25,851	(44,981)	(3,055)	401,390

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Comprehensive income
Net income	-0-	-0-	53,300	-0-	-0-	-0-	53,300
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	-0-	-0-	-0-	(6,951)	-0-	-0-	(6,951)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(3,734)	-0-	-0-	(3,734)
Unrealized holding gains on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	7	-0-	-0-	7
Total other comprehensive income	-0-	-0-	-0-	(10,678)	-0-	-0-	(10,678)
Total comprehensive income	-0-	-0-	53,300	(10,678)	-0-	-0-	42,622
Cash dividends declared	-0-	-0-	(37,204)	-0-	-0-	-0-	(37,204)
Decrease in unearned ESOP shares	-0-	120	-0-	-0-	-0-	1,061	1,181
Discount on dividend reinvestment plan purchases	-0-	(706)	-0-	-0-	-0-	-0-	(706)
Treasury stock reissued	-0-	(1,076)	-0-	-0-	7,202	-0-	6,126
Tax benefit of stock options	-0-	535	-0-	-0-	-0-	-0-	535
Stock issued for acquisition	1,179	15,823	-0-	-0-	-0-	-0-	17,002
Balance at December 31, 2003	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Years Ended December 31,
	2003	2002	2001
Operating Activities
Net income...........................................	$53,300	$43,526	$50,189
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for credit losses........................	12,770	12,223	11,495
Depreciation and amortization......................	7,498	7,360	7,760
Net gains on sales of assets.......................	(6,483)	(498)	(3,392)
Net gains on sales of branches.....................	(3,034)	-0-	(777)
Income from increase in cash surrender value of bank owned life insurance...................................	(4,342)	(4,711)	(4,618)
Stock option tax benefit..............................	535	224	269
Changes net of acquisition:
Decrease in interest receivable....................	3,754	2,860	3,559
Decrease in interest payable.......................	(1,120)	(2,280)	(19,387)
Increase (decrease) in income taxes payable........	(843)	(2,754)	3,491
Change in deferred taxes...........................	(2,235)	(594)	(831)
Other-net..........................................	(2,525)	2,408	(1,165)
Net cash provided by operating activities........	57,275	57,764	46,593

Investing Activities
Changes net of acquisition:
Transactions with securities held to maturity:
Sales..............................................	-0-	-0-	-0-
Maturities and redemptions.........................	93,700	110,769	133,666
Purchases of investment securities.................	-0-	(15,266)	(28,772)
Transactions with securities available for sale:
Sales..............................................	62,941	15,328	85,737
Maturities and redemptions.........................	954,406	545,791	497,640
Purchases of investment securities.................	(1,414,519)	(547,799)	(785,610)
Proceeds from sales of loans and other assets........	138,535	102,225	90,241
Investment in bank owned life insurance..............	-0-	(5,000)	(15,000)
Net decrease (increase) in interest-bearing bank deposits...............................................	4,135	2,278	(3,823)
Net increase in loans................................	(121,400)	(154,614)	(178,465)
Purchases of premises and equipment..................	(5,227)	(6,382)	(7,886)
Net cash provided (used) by investing activities...	(287,429)	47,330	(212,272)

Financing Activities
Changes net of acquisition:
Proceeds from issuance of other long-term debt.......	10,000	18,200	9,500
Repayments of other long-term debt...................	(12,500)	(101,425)	(974)
Proceeds from issuance of subordinated debentures....	30,929	-0-	-0-
Discount on dividend reinvestment plan purchases.....	(706)	(637)	(612)
Dividends paid.......................................	(36,630)	(35,208)	(33,809)
Net increase (decrease) in Federal funds purchased...	(37,500)	(56,650)	91,425
Net increase in other short-term borrowings..........	202,562	97,980	64,138
Sale of branch and deposits, net of cash received....	(21,288)	-0-	(9,591)
Reissuance of treasury stock.........................	5,923	4,656	2,500
Net increase (decrease) in deposits..................	82,901	(49,026)	39,384
Net cash provided (used) by financing activities...	223,691	(122,110)	161,961
Net increase (decrease) in cash and cash equivalents.......................................................	(6,463)	(17,016)	(3,718)

Cash and cash equivalents acquired with acquisition..	7,859	-0-	-0-
Cash and cash equivalents at January 1...............	81,114	98,130	101,848
Cash and cash equivalents at December 31.............	$82,510	$81,114	$98,130

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

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

Through its subsidiaries which include one commercial bank, a nondepository trust company, insurance agency and financial advisor, the Corporation provides a full range of loan, deposit, trust, insurance and financial advisory services primarily to individuals and small to middle-market businesses in seventeen counties in central and western Pennsylvania.  Under current conditions, the Corporation is reporting one business segment.

The Corporation is subject to regulations of certain state and federal agencies.  These regulatory agencies periodically examine the Corporation for adherence to laws and regulations.  As a consequence, the cost of doing business may be affected.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

Investments of 20 to 50 percent of the outstanding common stock of investees are accounted for using the equity method of accounting.

Reclassifications

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2003.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

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

The Corporation has securities classified as either held-to-maturity or available-for-sale.  The Corporation does not engage in trading activities.  Effective January 1, 2003, the Corporation changed the method it utilizes to determine the net gain or loss on the sale of securities from the specific identification method to the average cost method.  This change did not result in a material change to the Corporation's financial condition or results of operations.

Loans

Loans are carried at the principal amount outstanding.  Unearned income on installment loans and leases is taken into income on a declining basis which results in an approximately level rate of return over the life of the loan or lease.  Interest is accrued as earned on nondiscounted loans.

The Corporation considers a loan to be past due and still accruing interest when payment of interest or principal is contractually past due but the loan is well secured and in the process of collection.  For installment, mortgage, term and other loans with amortizing payments scheduled monthly, 90 days past due is reached when four monthly payments are due and unpaid.  For demand, time and other multi-payment obligations with payments scheduled other than monthly, delinquency status is calculated using number of days instead of number of payments.  Revolving credit loans, including personal credit lines and home equity lines, are considered to be 90 days past due when the borrower has not made the minimum payment for four billing cycles.

A loan is placed in nonaccrual status when based on current information and events, it is probable that the Corporation will be unable to fully collect principal or interest due according to the contractual terms of the loan.  A loan is also placed in nonaccrual status when based on regulatory definitions, the loan is maintained on a "cash basis" due to the weakened

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

Loans (Continued)

financial condition of the borrower.  When a determination is made to place a loan in nonaccrual status, all accrued and unpaid interest for the current year is reversed against interest income and uncollected interest for previous years is charged against the allowance for credit losses.  Generally, consumer and residential mortgage loans, which are well-secured and/or in the process of collection, are not normally placed in nonaccrual status.  Nonaccrual loans are restored to accrual status when, based on a sustained period of repayment by the borrower in accordance with the contractual terms of the loan, the Corporation expects repayment of the remaining contractual principal and interest, or when the loan otherwise becomes well secured and in the process of collection.

The Corporation considers a loan to be renegotiated when the loan terms have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and the loan is in compliance with the restructured terms.

The Corporation considers a loan to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect principal or interest due according to the contractual terms of the loan.  Impaired loans include nonaccrual loans and renegotiated loans.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Payments received on impaired loans are applied against the recorded investment in the loan.  For loans other than those that the Corporation expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.

Loans deemed uncollectible are charged off through the allowance for credit losses.  Factors considered in assessing ultimate collectibility include past due status, financial condition of the borrower, collateral values and debt covenants including secondary sources of repayment by guarantors.  Payments received on previously charged off loans are recorded as recoveries in the allowance for credit losses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

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

Allowance for Credit Losses

The Corporation maintains an allowance for credit losses at a level deemed sufficient to absorb losses that are inherent in the loan and lease portfolios at each balance sheet date.  Management and the Corporation's Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

elements.  These elements include a specific allowance for primary watch list classified loans, a formula allowance based on historical trends, an additional allowance for special circumstances and an unallocated allowance.  While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.  The Corporation consistently applies the following comprehensive methodology and procedure at the subsidiary bank level.

The allowance for primary watch list classified loans addresses those loans maintained on the Corporation's primary watch list that are assigned a rating of substandard, doubtful or loss.  Substandard loans are those with a well-defined weakness or a weakness that jeopardizes the repayment of the debt.  A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity.  Loans for which repayment plans have not been met or collateral equity margins do not protect the Corporation may also be classified as substandard.  Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable.  Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined.  Loans rated as doubtful in whole or in part are placed in nonaccrual status.  Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses at the next meeting of the Corporation's Credit Committee after placement in this category.  There were no loans classified as loss on the primary watch list as of December 31, 2003.

Each of the classified loans on the primary watch list are individually analyzed to determine the level of the potential loss in the credit under the current circumstances.  The specific reserve established for these classified loans on the primary watch list is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.  The allowance for primary watch list classified loans is equal to the total amount of potential unconfirmed losses for the individual classified loans on the watch list.  Primary watch list loans are managed and monitored by assigned account officers within the Corporation in conjunction with senior management.

The allowance based on historical trends uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios.  The historical loss experience percentage is

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
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

The additional allowance for special circumstances provides management with the opportunity to estimate additional potential allowance amounts which may be needed to cover specific factors.  The special factors that management currently evaluates consist of portfolio risk or concentrations of credit and economic conditions.  Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency, unusual repossession activities or large levels of unsecured loans in a portfolio.

The Corporation also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions that may cause a potential credit loss but are not specifically identifiable.  It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential credit losses is performed these estimates by definition lack precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

Bank Owned Life Insurance

The Corporation purchased insurance on the lives of certain groups of employees.  The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care.  Increases in the cash surrender value are recorded as other income in the Consolidated Statements of Income.  The cash surrender value of bank owned life insurance is reflected in "other assets" on the Consolidated Balance Sheets in the amount of $103,625 and $92,644 at December 31, 2003 and 2002, respectively.  The increase in cash surrender value of bank owned life insurance during 2003 includes $6,646 acquired as a result of a business combination completed during 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset.  Accelerated depreciation methods are used for furniture and equipment while straight-line depreciation is used for buildings and improvements. Charges for maintenance and repairs are expensed as incurred.  Where a lease is involved, amortization is charged over the term of the lease or the estimated useful life of the improvement, whichever is shorter.  The Corporation records computer software in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").  The statement identifies the following three stages of software development:  the preliminary project stage, the application development stage and the post-implementation stage.  In compliance with SOP 98-1, the Corporation expenses costs incurred during the preliminary project state and capitalizes certain costs incurred during the application development stage.  Once software is in operation, maintenance costs are expensed over the maintenance period while upgrades that result in additional functionality or enhancement are capitalized.  Training and data conversion costs are expensed as incurred.  Capitalized costs are amortized on a straight-line basis over a period of 3-7 years, depending on the life of the software license.

Business Combinations

The Corporation accounts for business combinations in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations" ("FAS No. 141") which requires the purchase method of accounting for business combinations initiated after June 30, 2001.  Under the purchase method, net assets of the business acquired are recorded at their estimated fair value as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill.  Results of the acquired business are included in the Corporation's income statement from the date of the acquisition.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations in periods in which their recorded value is more than their estimated fair value.  No impairment of goodwill or other intangibles has been identified since the adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142") on January 1, 2002.  Prior to the adoption of FAS No. 142, goodwill was amortized on a straight-line basis over a period of 15-25 years.  Goodwill amortization expense was $920 for 2001 representing basic and diluted earnings per share of $0.016.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

Accounting for the Impairment of Long-Lived Assets

The Corporation reviews long-lived assets, such as premises and equipment and intangibles for impairment whenever events or changes in circumstances, such as a significant decrease in the market value of an asset or the extent or manner in which an asset is used, indicate that the carrying amount of an asset may not be recoverable.  If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair market value of the asset.  Long-lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell.  Depreciation or amortization is discontinued on long-lived assets classified as held for sale.

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

Comprehensive Income Disclosures

"Other Comprehensive Income" (comprehensive income, excluding net income) for the 2003 period includes two components, the change in unrealized holding gains and losses on available for sale securities and the change in unrealized gains and losses on derivatives used in cashflow hedging relationships.  Both components of other comprehensive income are reported net of related tax effects in the statement of changes in shareholders' equity.  Prior to 2003 other comprehensive income includes only one component, which is the change in unrealized holding gains and losses on available for sale securities, net of related tax effects.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold.  Generally, Federal funds are sold for one-day periods.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

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

Employee Stock Option Plan

Current accounting guidelines permit two alternate methods of accounting for stock-based compensation, the intrinsic value method of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and the fair value method of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123").  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS No. 148").  FAS No. 148 did not amend FAS No. 123 to require companies to account for employee stock options using the fair value method but required all companies with stock-based compensation to provide additional disclosures, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB No. 25.  As permitted under FAS No. 123, the Corporation has elected to use the intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Option Plan (Continued)

123 had been implemented.  No stock-based employee compensation expense is reflected in the Corporation's net income as reported in the Consolidated Statements of Income because all stock options granted under the Corporation's plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Management has considered various factors in its decision to account for stock-based compensation, including stock options granted, using the intrinsic value method of APB 25.  Generally, expenses are easily measured as of the date they are incurred.  At some point the Corporation must pay cash to cover these expenses.  This is not the case with the methodology for expensing stock options.  The amount expensed for the purposes of this disclosure is equivalent to a theoretic value calculated on the date the option was granted.  Calculating a value of the option at the grant date requires a variety of assumptions that may have little to do with the actual realization of value by the option holder.  In fact, many of the options are forfeited or expire for a variety of reasons without ever being exercised.

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

The variety of methodologies and assumptions permitted to be used by each reporting company gives rise to a high degree of subjectivity in estimating the impact of the options.  Management is concerned that due to the lack of uniformity and variations in assumptions, there may not be reasonable comparability between institutions.  See NOTE 24 for additional information.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Option Plan (Continued)

	December 31,

	2003	2002	2001

Net income, as reported	$53,300	$43,526	$50,189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,352)	(2,278)	(1,978)
Pro forma net income	$51,948	$41,248	$48,211

Earnings per share:
Basic - as reported	$0.90	$0.75	$0.87
Basic - pro forma	$0.88	$0.71	$0.83
Diluted - as reported	$0.90	$0.74	$0.86
Diluted - pro forma	$0.87	$0.70	$0.83

Average shares outstanding	59,002,277	58,409,614	57,885,478
Average shares outstanding assuming dilution	59,387,055	58,742,018	58,118,057

Derivative Instruments and Hedging Activities

The Corporation accounts for derivative instruments and hedging activities utilizing guidelines established in FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FASB No. 133"), as amended.   The Corporation recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.  Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in "Other Comprehensive Income," net of deferred taxes.  Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Management periodically reviews contracts from various functional areas of the Corporation to identify potential derivatives embedded within selected contracts.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Corporation has intent to sell to an outside investor.  Due to the short-term nature of these loan commitments and the minimal historical dollar amount of   commitments outstanding, the corresponding impact on the Corporation's financial condition and results of operation has not been material. The Corporation had no freestanding derivative or hedging instruments prior to the third quarter of 2003 when it entered into an interest rate swap that is described in NOTE 7.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period less unallocated ESOP shares.

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

New Accounting Pronouncements

Effective January 1, 2003, the Corporation adopted FASB Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS No. 146").  FAS No. 146 replaced EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred In a Restructuring)."  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement No. 146 is applicable to exit or disposal activities initiated after December 31, 2002.  Adoption of FAS No. 146 did not have a material impact on the Corporation's financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others."  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and require disclosure of the nature of the guarantee, the maximum potential of future payments the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligation under the guarantee.  The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.  This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.  FIN 45 clarifies the requirements of FASB Statement No. 5 ("FAS No. 5") "Accounting for Contingencies," relating to guarantees.  In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  Certain

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, but not limited to, guarantees related to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in Special Purpose Entities and guarantees of a company's own future performance.  Other guarantees are subject to the disclosure requirements of FIN 45 but not the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa and a guarantee which is based on performance not price.  Guarantees that have been entered into by the Corporation are disclosed in NOTE 13.  The adoption of FIN 45 did not have a material impact on the Corporation's financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities."  As defined by FIN 46 a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  This interpretation also defines when the assets, liabilities, noncontrolling interest and results of operations of a VIE should be included in a company's consolidated financial statements.  Companies that hold variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will obtain a majority of the entity's expected residual returns, should such occur.  FIN 46 applied immediately to variable interest entities created after January 31, 2003.  The effective date of FIN 46 for pre-existing variable interest entities that are not special purpose entities has been deferred until the first quarter of 2004.

Based on the criteria established in FIN 46 as interpreted by the Securities and Exchange Commission, the Corporation deconsolidated its investment in First Commonwealth Capital Trust I, a Delaware business trust (the "Trust") during the fourth quarter of 2003. The Trust was established in 1999 to issue capital securities through a private offering to qualified investors and to issue common securities to the Corporation.  The Trust used the proceeds from the sale of the capital securities to buy junior subordinated debentures from the Corporation with the same economic terms as the capital securities.  The Trust distributes the cash payments it receives from the Corporation on the debentures to the holders of the capital securities and the common securities.  The Trust will redeem all of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

the outstanding capital securities when the debentures are paid at maturity on September 1, 2029. The deconsolidation of the Trust resulted in an increase in long-term debt during the fourth quarter of 2003 of approximately $1,083 as a result of the subordinated debentures no longer being eliminated in consolidation and the capital securities no longer being included in the Consolidated Balance Sheet at December 31, 2003. The Consolidated Balance Sheet also reflects an increase in "Other Assets" in the same amount, which represents the Corporation's investment in the Trust.  Although net income has not changed as a result of the deconsolidation of the Trust, "Other Revenue" has increased by the income generated by the Trust, which represents the difference between the Trust's interest income from the subordinated debentures and the Trust's interest expense from the capital securities.  The Consolidated Statement of Income also reflects an increase in "Interest Expense on Long-term Debt" of approximately $103 as a result of the interest expense on the subordinated debentures no longer being eliminated in consolidation and the interest expense on the capital securities no longer being included in the Consolidated Statement of Income.

As part of its community reinvestment initiatives, the Corporation invests in qualified affordable housing projects as a limited partner.  The Corporation receives federal affordable housing tax credits for these limited partnership investments.  The Corporation's maximum potential exposure to these partnerships is $3,556, consisting of the limited partnership investments plus unfunded commitments as of December 31, 2003.  The Corporation's preliminary determination is that these investments will not be consolidated but continue to be accounted for under the equity method whereby the Corporation's portion of partnership losses are recognized as incurred.  The adoption of FIN 46 is not expected to have a material impact on the Corporation's financial condition or results of operations.

In April 2003, the FASB issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS No. 149").  FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  In particular, FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of FAS No. 149 did not have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS No. 150").  FAS No. 150 represents the first phase of the FASB's broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both liabilities and equity.  This statement requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares.  A freestanding financial instrument is one that is entered into separately and apart from any of the entity's other financial instruments or equity transactions or is entered in conjunction with some other transaction but can be legally detached and exercised on a separate basis.  FAS No. 150 is relatively narrow in scope as it specifies only that certain instruments must be classified as liabilities but does not include additional guidance on the concept of what constitutes either a "liability" or "equity."  Entities will continue to apply existing guidance on determining the balance sheet classification of instruments that do not specifically fall within the scope of FAS No. 150.  FAS No. 150 applied immediately to financial instruments entered into or modified after May 31, 2003.  For all other instruments that exist, this statement went into effect at the beginning of the first interim period beginning after June 15, 2003.  Adoption of FAS No. 150 did not have a material impact on the Corporation's financial condition or results of operations.

On May 15, 2003, the Securities and Exchange Commission issued Staff Interpretation Topic D-107, which indicated that unless lease residuals were individually insured, no related amount should be considered in minimum lease payments.   This interpretation is more restrictive than criteria previously utilized by many financial services companies in determining whether leases qualified for financing lease treatment.  A majority of the Corporation's automobile leases have residual insurance coverage that includes a deductible and/or cap on maximum coverage for each year of lease originations.  Interpretations of Topic D-107 have concluded that residual insurance policies with deductibles and caps calculated on a group basis do not meet the definition of "individually insured" even though:  (1) individual lease losses are covered after consideration of the deductible in place and (2) the caps on loss coverage included in the policies are unlikely to be exceeded.  Consequently, a majority of the Corporation's automobile leases outstanding at December 31, 2003 would not qualify as financing leases.  Management has determined that the impact of changing from financing lease treatment to operating lease treatment is not material to the Corporation's financial condition or results of operations and is not anticipated to be material to future results of operations or financial condition; therefore, no restatement of previously issued financial statements is required. The Corporation had discontinued automobile leasing in April of 2003 and anticipates that lease payments will conclude by the end of 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 1--Statement of Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

In December 2003, the FASB issued Statement No. 132(R) "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132(R)").  The FASB's revision of Statement No. 132 retains all of the disclosure items that were provided in FAS No. 132 and requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the expanded disclosures of assumptions used in various calculations.  The statement also requires interim reporting of the components of the net periodic benefit cost recognized.   FAS No. 132(R) does not change the measurement or recognition for pension or other postretirement benefit plans.  This statement is effective for financial statements with fiscal years ending after December 15, 2003.  Disclosure requirements for future benefit payments are effective for fiscal years ending after June 15, 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 2--Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity:

	December 31, 2003			December 31, 2002			December 31, 2001
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(10,693)	$3,742	$(6,951)	$26,987	$(9,445)	$17,542	$28,676	$(10,037)	$18,639
Less: reclassification adjustment for gains realized in net income	(5,745)	2,011	(3,734)	(606)	212	(394)	(3,274)	1,146	(2,128)

Unrealized gains (losses) on derivatives used in cash flow hedging relationships:
Unrealized holding gains arising during the period	11	(4)	7	-0-	-0-	-0-	-0-	-0-	-0-
Net unrealized gains (losses)	(16,427)	5,749	(10,678)	26,381	(9,233)	17,148	25,402	(8,891)	16,511
Other comprehensive income	$(16,427)	$5,749	$(10,678)	$26,381	$(9,233)	$17,148	$25,402	$(8,891)	$16,511

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands, except per share data)

NOTE 3--Supplemental Cash Flow Disclosures

	2003	2002	2001
Cash paid during the year for:
Interest	$101,361	$124,953	$186,558
Income taxes	$16,080	$12,010	$11,890

Noncash investing and financing activities:
ESOP loan reductions	$1,061	$1,071	$1,161

Loans transferred to other real estate owned and repossessed assets	$4,270	$5,029	$5,246

Gross increase (decrease)in market value adjustment to securities available for sale	$(16,438)	$26,381	$25,402

Gross increase in market value adjustment of derivative instruments	$11	$-0-	$-0-

Treasury stock reissued for business combination	$203	$830	$-0-

NOTE 4--Pending Business Combination

In December 2003, the Corporation signed a definitive agreement to acquire GA Financial, Inc. ("GAF"), an $890,274 asset savings and loan holding company operating a twelve branch network in Allegheny County in Pennsylvania as of December 31, 2003.  Under terms of the agreement, the shareholders of GAF can elect to receive $35.00 in cash or an equivalent of First Commonwealth common stock for each GAF share owned, subject to proration as provided in the definitive agreement to ensure that 40% of the aggregate merger consideration will be paid in cash and 60% in First Commonwealth common stock.  Common stock received by GAF shareholders is expected to qualify as a tax-free exchange.  Completion of this transaction is subject to shareholder and regulatory approvals.

NOTE 5--Business Combination

Effective December 5, 2003, the Corporation acquired 100% of the outstanding shares of Pittsburgh Financial Corp. ("PFC"), a financial holding company, which was headquartered in Wexford, Pennsylvania.  PFC was the parent company of Pittsburgh Savings Bank (d/b/a BankPittsburgh).  As a result of the merger, PFC merged into First Commonwealth Financial Corporation and BankPittsburgh merged into First Commonwealth Bank.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 5--Business Combination (Continued)

The acquisition of PFC is a significant step for the Corporation to implement its strategy for expansion into the Pittsburgh, Pennsylvania market.  The acquisition of BankPittsburgh adds a new customer base, which presents the opportunity for First Commonwealth Bank to offer insurance, trust and financial planning services to a larger base of customers.

Shareholders of PFC elected to receive $20.00 in cash or an equivalent of First Commonwealth common stock for each PFC share owned.  The aggregate purchase price of the transaction was $28,589, which included $11,587 in cash and common stock valued at $17,002.  The value of the 1,179,037 issued shares of First Commonwealth common stock was based on the average market price of First Commonwealth's common stock over the ten-day period ending three trading days prior to consummation of the acquisition.  As of December 31, 2003, the Corporation had recorded a liability for the cash settlement of the transaction in the amount of $11,587.

The merger was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of PFC have been recorded at their fair values as of the acquisition date.  Purchase accounting valuation adjustments, which represent the difference between the carrying value and the fair value of identifiable tangible and intangible assets and liabilities were recorded in the Consolidated Balance Sheet as of December 31, 2003.  Preliminary goodwill in the amount of $21,723 was recorded as a result of the transaction.  As prescribed under the purchase method of accounting, the results of PFC's operations have been included in the consolidated financial statements since the acquisition date.

The customer deposit base of $3,270 was the only amortizing intangible that was recorded with the transaction.  An average annual amortization expense in the amount of $289.5 will be recorded in the Consolidated Income Statement over the average useful life.  The weighted-average useful life of the customer deposit base intangible is 12 years.  The goodwill that was recorded with the transaction is not deductible for tax purposes.

Effective March 1, 2002, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), each a Pennsylvania corporation headquartered in Allison Park, Pennsylvania.  As a registered investment advisor, SCC provided financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  SFA offered investment and insurance products as well as employee benefit services.  Each of the outstanding shares of SCC and SFA were exchanged for shares of the Corporation's common stock.  In addition, the shareholders of SCC and SFA are entitled to receive additional shares of the Corporation's common stock for each of the years 2002 through 2005 based on a formula

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 5--Business Combination (Continued)

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

NOTE 6--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.).  Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank.  The subsidiary bank maintained with the Federal Reserve Bank average balances of $844 during 2003 and $1,896 during 2002.

NOTE 7--Derivative Instruments

During the third quarter of 2003, the Corporation entered into an interest rate swap with a notional amount of $25,000 which was initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate loans.  The interest rate swap will convert the interest receivables generated by the first $25,000 of principal outstandings of three month LIBOR based adjustable commercial loans from an adjustable rate to a fixed rate.  The swap is a traditional pay-floating and receive-fixed interest rate swap with a three year term.  The transaction is classified as a cash flow hedge whereby the fair value of the swap is recorded as an asset or liability and changes in the fair value are recorded as "Other Comprehensive Income" a component of shareholders' equity.  During 2003, the hedge transaction had no ineffectiveness.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 8--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 2003 and 2002:

	2003				2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury Securities	$24,301	$18	$-0-	$24,319	$3,509	$87	$-0-	$3,596

Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	1,210,347	12,702	(8,298)	1,214,751	870,777	24,623	(39)	895,361

Other	252,243	803	(1,008)	252,038	101,464	1,324	-0-	102,788

Obligations of States and Political Subdivisions	156,790	4,650	(99)	161,341	115,936	2,800	(107)	118,629

Debt Securities Issued by Foreign Governments	50	-0-	-0-	50	75	-0-	-0-	75

Corporate Securities	204,843	8,607	(216)	213,234	235,460	9,000	(472)	243,988

Other Mortgage Backed Securities	4,178	36	-0-	4,214	51,388	958	-0-	52,346

Total Debt Securities	1,852,752	26,816	(9,621)	1,869,947	1,378,609	38,792	(618)	1,416,783

Equities	93,103	6,126	-0-	99,229	64,392	2,978	(1,382)	65,988

Total Securities Available for Sale	$1,945,855	$32,942	$(9,621)	$1,969,176	$1,443,001	$41,770	$(2,000)	$1,482,771

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 8--Securities Available For Sale (Continued)

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities.  These obligations have contractual maturities ranging from less than one year to 30 years and have an anticipated average life to maturity ranging from less than one year to approximately 19 years.  All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits.  At December 31, 2003 and 2002, the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

The amortized cost and estimated market value of debt securities at
December 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value
Due within 1 year	$52,829	$53,199
Due after 1 but within 5 years	286,636	286,529
Due after 5 but within 10 years	15,600	16,212
Due after 10 years	283,162	295,042
	638,227	650,982
Mortgage Backed Securities	1,214,525	1,218,965
Total Debt Securities	$1,852,752	$1,869,947

Proceeds from the sales of securities available for sale were $62,941, $15,328 and $85,737 during 2003, 2002 and 2001, respectively.  Gross gains of $5,709, $609 and $3,419 and gross losses of $-0-, $-0- and $224 were realized on those sales during 2003, 2002 and 2001, respectively.

Securities available for sale with an approximate fair value of $949,602 and $712,827 were pledged at December 31, 2003 and 2002, respectively, to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 8--Securities Available For Sale (Continued)

The following table shows the book value or fair market value of securities available for sale as of December 31, 2001:

Approximate Fair Value
U.S. Treasury Securities	$13,221
Obligations of U.S. Government Corporation and Agencies:
Mortgage Backed Securities	847,825
Other	115,640
Obligations of States and Political Subdivisions	102,642
Debt Securities Issued by Foreign Governments	175
Corporate Securities	230,984
Other Mortgage Backed Securities	112,918
Total Debt Securities	1,423,405
Equities	45,713
Total Securities Available for Sale	$1,469,118

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 9--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31, 2003 and 2002:

	2003				2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Obligation of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	$8,143	$444	$-0-	$8,587	$63,535	$1,713	$-0-	$65,248

Other	10,000	366	-0-	10,366	15,000	934	-0-	15,934

Obligations of States and Political Subdivisions	76,716	4,322	-0-	81,038	96,869	3,685	-0-	100,554

Debt Securities Issued by Foreign Governments	408	-0-	-0-	408	408	-0-	-0-	408

Corporate Securities	8,987	223	-0-	9,210	22,026	725	(8)	22,743

Total Securities Held to Maturity	$104,254	$5,355	$-0-	$109,609	$197,838	$7,057	$(8)	$204,887

The amortized cost and estimated market value of debt securities at December 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value
Due within 1 year	$23,025	$23,646
Due after 1 but within 5 years	13,734	14,465
Due after 5 but within 10 years	29,362	31,683
Due after 10 years	29,990	31,228
	96,111	101,022
Mortgage Backed Securities	8,143	8,587
Total Debt Securities	$104,254	$109,609

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 9--Securities Held to Maturity (Continued)

There were no sales of securities held to maturity in 2003, 2002 or 2001.

Securities held to maturity with an amortized cost of $98,173 and $149,119 were pledged at December 31, 2003 and 2002, respectively, to secure public deposits and for other purposes required or permitted by law.

The following table shows the book value or amortized cost of securities held to maturity as of December 31, 2001:

Amortized Cost
Obligations of U.S. Government Corporation and Agencies:
Mortgage Backed Securities	$133,687
Other	29,998
Obligations of States and Political Subdivisions	107,130
Debt Securities Issued by Foreign Governments	383
Corporate Securities	22,092
Total Securities Held to Maturity	$293,290

NOTE 10--Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at December 31, 2003 by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months
Description of Securities	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$-0-	$-0-

U.S. Government Agency Obligations	101,423	(1,008)

U.S. Government Agency CMO and MBS	687,974	(8,298)

Corporate Securities	21,448	(216)

Municipal Securities	10,286	(99)

Total Securities	$821,131	$(9,621)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 10--Other Than Temporary Impairment of Investments (Continued)

There were no unrealized losses in the investment portfolio that were outstanding for twelve months or more.  In addition, there were no unrealized losses on equity securities.

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment.  The unrealized losses are primarily attributed to changes in interest rates.  Finally, the Corporation has both the intent and the ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

NOTE 11--Loans (all domestic)

Loans at year end were divided among these general categories:

	December 31,
	2003	2002

Commercial, financial, agricultural and other	$655,740	$633,955
Real estate loans:
Construction and land development	27,063	20,998
1-4 family dwellings	821,159	739,018
Other real estate loans	771,861	663,220
Loans to individuals for household, family and other personal expenditures	521,481	505,139
Leases, net of unearned income	28,033	47,110
Subtotal	2,825,337	2,609,440
Unearned income	(455)	(806)
Total loans and leases	$2,824,882	$2,608,634

Most of the Corporation's business activity was with customers located within Pennsylvania.  The portfolio is well diversified, and as of December 31, 2003 and 2002, there were no significant concentrations of credit.

The following table identifies the amount of nonperforming loans as of December 31:

	2003	2002
Loans on nonaccrual basis	$12,459	$23,450
Past due loans	10,586	14,774
Renegotiated loans	195	207
Total nonperforming loans	$23,240	$38,431

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 12--Allowance for Credit Losses

Description of changes:

	2003	2002	2001

Allowance at January 1	$34,496	$34,157	$33,601
Additions:
Recoveries of previously charged off loans	1,705	2,048	1,281
Provisions charged to operating expense	12,770	12,223	11,495
From acquisition	3,109	-0-	-0-
Deductions:
Loans charged off	14,695	13,932	12,220
Allowance at December 31	$37,385	$34,496	$34,157

Relationship to impaired loans:

	2003	2002	2001

Recorded investment in impaired loans at end of period	$12,654	$23,657	$23,731
Average balance of impaired loans for the year	$19,866	$24,740	$16,133
Allowance for credit losses related to impaired loans	$2,048	$5,204	$3,835
Impaired loans with an allocation of the allowance for credit losses	$6,327	$15,065	$16,266
Impaired loans with no allocation of the allowance for credit losses	$6,327	$8,592	$7,465
Income recorded on impaired loans on a cash basis	$1,185	$286	$750

NOTE 13--Financial Guarantees

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amount of those instruments reflects the extent of involvement the Corporation has in particular classes of financial instruments.

As of December 31, 2003 and 2002, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.  See NOTE 7 for a description of interest rate swaps.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 13--Financial Guarantees (Continued)

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The following table identifies the notional amount of those instruments at December 31, 2003 and 2002:

	2003	2002

Financial instruments whose contract amounts represent
credit risk:
Commitments to extend credit	$620,403	$535,692
Standby letters of credit	$28,836	$32,301
Commercial letters of credit	$328	$385

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

Current notional amounts outstanding at December 31, 2003 for financial standby letters of credit and performance standby letters of credit include amounts of $9,510 and $927, respectively, issued during 2003 and subject to the provisions of FIN 45.  There is currently no liability recorded on the Corporation's balance sheet related to these letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 14--Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	2003	2002

Land	Indefinite	$7,177	$6,023
Buildings and improvements	5-50 Years	47,438	46,995
Leasehold improvements	5-40 Years	10,043	9,112
Furniture and equipment	2-10 Years	58,028	52,732
Software	3-7 Years	16,599	15,777
Subtotal		139,285	130,639
Less accumulated depreciation and amortization		92,747	84,909

Total premises and equipment		$46,538	$45,730

Depreciation and amortization related to premises and equipment was $7,261 in 2003, $6,840 in 2002 and $6,153 in 2001.

The Corporation leases various premises and assorted equipment under noncancellable agreements.  Total future minimal rental commitments at December 31, 2003 were as follows:

	Premises	Equipment
2004	$1,779	$314
2005	1,638	313
2006	1,592	313
2007	1,555	101
2008	1,389	101
Thereafter	5,584	-0-
Total	$13,537	$1,142

Under the terms of various lease agreements, increases in utilities and taxes may be passed on to the lessee.  Such adjustments are not reflected in the above table.  Additionally, various lease renewal options are available and are not included in the minimum lease commitments until such options are exercised.  Total lease expense amounted to $1,939 in 2003, $1,699 in 2002 and $2,105 in 2001.

NOTE 15--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

	2003	2002

NOW and Super NOW accounts	$110,618	$71,649
Savings and MMDA accounts	1,302,451	1,100,889
Time deposits	1,466,559	1,494,120
Total interest-bearing deposits	$2,879,628	$2,666,658

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 15--Interest-Bearing Deposits (Continued)

Interest-bearing deposits at December 31, 2003 and 2002, include allocations from NOW and Super NOW accounts of $405,521 and $374,695, respectively, into Savings and MMDA accounts.  These reallocations are based on a formula and have been made to reduce the Corporation's reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2003 and 2002, were certificates of deposit in denominations of $100 or more of $398,716 and $489,702, respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $18,227 in 2003, $21,685 in 2002 and $27,922 in 2001.

Included in time deposits at December 31, 2003, were certificates of deposit with the following scheduled maturities:

2004	$645,251
2005	389,610
2006	209,984
2007	136,991
2008 and thereafter	84,723
$1,466,559

NOTE 16--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

	2003			2002
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Federal funds purchased	$14,100	$68,455	1.32%	$51,600	$63,169	1.86%
Borrowings from FHLB	120,000	151,860	1.33%	146,395	30,044	1.76%
Securities sold under agreements to repurchase	450,140	326,226	1.16%	222,577	225,793	1.78%
Treasury, tax and loan note option	49,887	7,592	0.87%	48,493	20,902	1.47%

Total	$634,127	$554,133	1.22%	$469,065	$339,908	1.77%

Maximum total at any month-end	$699,326			$469,065

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 16--Short-term Borrowings (Continued)

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2003	2002	2001

Federal funds purchased	$902	$1,176	$1,527
Borrowings from FHLB	2,019	530	243
Securities sold under agreements to repurchase	3,768	4,015	8,483
Treasury, tax and loan note option	66	308	974
Total interest on short-term borrowings	$6,755	$6,029	$11,227

NOTE 17--Capital Securities and Subordinated Debentures

Capital Securities and Subordinated Debentures outstanding at December 31 are as follows:

	2003		2002
	Amount	Rate	Amount	Rate

Company obligated mandatorily redeemable capital securities
of First Commonwealth Capital Trust I due 2029	$-0-		$35,000	9.50%

Subordinated Debentures:
Owed to Pittsburgh Home Capital Trust I and due 2028	$8,292	8.56%	$-0-
Owed to First Commonwealth Capital Trust I and due 2029	36,083	9.50%	-0-
Owed to First Commonwealth Capital Trust II and due 2033	30,929	LIBOR +2.85%	-0-
Total junior subordinated debentures owed to unconsolidated
subsidiary trusts	$75,304		$-0-
Total consolidated debt obligations related to subsidiary trusts	$75,304		$35,000

The Corporation has established two trusts, First Commonwealth Capital Trust I and First Commonwealth Capital Trust II, of which 100% of the common equity is owned by the Corporation.  The trusts were formed for the purpose of issuing company obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities ("subordinated debentures") of the Corporation.  The subordinated debentures held by each trust are the sole assets of the trust.

Proceeds from subordinated debentures issued to First Commonwealth Capital Trust II in December 2003 are anticipated to be used to partially finance the pending business combination of GAF (See NOTE 4).  Interest on the debentures is paid quarterly at a floating rate of LIBOR plus 2.85%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 17--Capital Securities and Subordinated Debentures (Continued)

which is reset quarterly. The Corporation may redeem the debentures, in whole or in part, at its option on or after January 23, 2009, at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption.  Deferred issuance costs of $471 are being amortized on a straight-line basis over the term of the securities.

Subordinated debentures outstanding at December 31, 2003 also include $8,292 previously issued by PFC to Pittsburgh Home Capital Trust I.  These debentures were assumed by the Corporation when it acquired PFC in December 2003, and have since been called and paid by the Corporation in January 2004.

The subordinated debentures issued to First Commonwealth Capital Trust I have the same economic terms as the capital securities issued by the trust.  The trust will redeem all of the outstanding capital securities when the debentures are paid at maturity.  Subject to regulatory approvals, the Corporation may redeem the debentures, in whole or in part, at any time on or after September 1, 2009 at a redemption price equal to 104.75% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on September 1, 2019, plus accrued and unpaid interest to the date of the redemption.  The Corporation may also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax or bank regulatory events, subject to regulatory approval.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 18--Other Long-term Debt

Other long-term debt at December 31 follows:

	2003			2002
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
ESOP loan due December 2005	$1,994	LIBOR +1%	LIBOR +1%	$3,055	LIBOR +1%	LIBOR +1%
ESOP loan due March 2006	620	8.50%	8.50%	-0-
Repos due:
2008	22,522	5.51%	2.46%	-0-
Borrowings from FHLB due:
2004	19,271	5.81%	1.38%	-0-
2005	8,555	5.46%	2.05%	-0-
2006	6,104	6.01%	2.67%	-0-
2007	21,319	5.20%	4.08%	5,000	6.94%	6.94%
2008	438,413	5.39%	5.26%	415,000	5.38%	5.38%
2009	11,557	6.49%	3.52%	-0-
2010	140,025	5.70%	4.47%	80,000	5.14%	5.14%
2011	5,895	5.68%	5.68%	6,525	5.68%	5.68%
2014	17,964	5.40%	4.64%	10,000	5.40%	5.40%
2016	1,748	5.65%	5.65%	1,844	5.65%	5.65%
2017	6,271	6.17%	6.17%	6,542	6.17%	6.17%
2019	7,789	5.72%	5.72%	8,091	5.72%	5.72%
2020	817	7.37%	7.37%	842	7.37%	7.37%
2022	7,804	5.90%	5.90%	8,035	5.90%	5.90%
	$718,668			$544,934

The weighted-average effective rates of long-term debt in the schedule above include the effects of the purchase accounting valuation adjustments that were recorded for the acquisition that was discussed in NOTE 5.

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the above advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Balance Sheets are excluded from this Note, but are described in NOTE 17.

Scheduled loan payments for other long-term debt are summarized below:

	2004	2005	2006	2007	2008	Thereafter

Long-term debt payments	$23,629	$12,981	$9,547	$19,607	$459,279	$175,658
Purchase valuation amortization	$3,920	$3,243	$3,096	$2,835	$2,201	$2,672

The amounts on the purchase valuation amortization row in the table above include fair market adjustments from the business combination, which is described in NOTE 5.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 19--Common Share Commitments

At December 31, 2003 and 2002, the Corporation had 100,000,000 common shares authorized.  63,704,445 shares were issued at December 31, 2003, and 62,525,408 shares were issued at December 31, 2002.  Issued shares were reduced by 2,992,425 shares of treasury stock at December 31, 2003 and 3,562,869 shares of treasury stock at December 31, 2002.  The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 22.  The dilutive effective of stock options outstanding on average shares outstanding in the diluted earnings per share reported on the income statement were 384,778, 332,404 and 232,579 shares at December 31, 2003, 2002 and 2001, respectively.

Treasury shares consisting of 552,781 and 447,001 were reissued during 2003 and 2002 upon exercise of stock options.  Treasury shares consisting of 17,663 and 67,484 were reissued in 2003 and 2002, respectively, to fund the business combination with SCC and SFA as described in NOTE 5.

During 2003, 1,179,037 common shares were issued to fund the business combination with PFC, which is also described in NOTE 5.

NOTE 20--Restructuring Charges

The Corporation incurred restructuring charges of $6,140 during 2002 in accordance with EITF 94-3.  These restructuring charges were comprised of the following:  $4,652 of employee separation costs consisting of severance packages for 95 employees from various affiliates of the Corporation including all levels of staff from the executive management level to back office support staff, $1,068 related to realignment of the various Boards of Directors and Board committees and $420 primarily related to the write- off of obsolete signage and supplies.  These amounts are included as restructuring charges, as a component of Other Expenses on the Consolidated Statements of Income.

These restructuring charges resulted from the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.

Actual termination benefits paid and charged against the total severance liability were $2,823 and $1,263 during 2003 and 2002, respectively, leaving a remaining unpaid liability for severance costs of $566 at December 31, 2003.  No additional severance accruals or adjustments were recorded during 2003 related to the 2002 restructuring.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 21--Income Taxes

The income tax provision consists of:

	2003	2002	2001
Current tax provision for income exclusive of securities transactions:
Federal	$13,438	$9,279	$14,865
State	-0-	1	55
Securities transactions	2,048	225	1,165
Total current tax provision	15,486	9,505	16,085
Deferred tax provision (benefit)	(2,235)	(594)	(831)
Total tax provision	$13,251	$8,911	$15,254

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 2003 and 2002, were as follows:

	2003	2002
Deferred tax assets:
Allowance for credit losses	$13,107	$12,074
Postretirement benefits other than pensions	1,040	1,036
Basis difference in assets acquired	4,710	-0-
Severance expense	250	1,186
Other	1,140	948
Total deferred tax assets	20,247	15,244

Deferred tax liabilities:
Accumulated accretion of bond discount	(124)	(327)
Unrealized gain on securities available for sale	(8,166)	(13,920)
Lease financing deduction	(6,439)	(9,272)
Loan origination fees and costs	(1,562)	(1,774)
Basis difference in assets acquired	-0-	(337)
Pension expense	-0-	(399)
Accumulated depreciation	(1,343)	(578)
Other	(574)	(574)
Total deferred tax (liabilities)	(18,208)	(27,181)
Net deferred tax asset (liability)	$2,039	$(11,937)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 21--Income Taxes (Continued)

The total tax provision for financial reporting differs from the amount computed by applying the statutory income tax rate to income before taxes.  The differences are as follows:

	2003		2002		2001
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Tax at statutory rate	$23,293	35.0	$18,353	35.0	$22,905	35.0
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,520)	(2.3)	(1,649)	(3.1)	(1,616)	(2.5)
Other nontaxable income	(7,332)	(11.0)	(6,216)	(11.9)	(5,521)	(8.4)
State income taxes	-0-	0.0	1	0.0	55	0.1
Other	(1,190)	(1.8)	(1,578)	(3.0)	(569)	(0.9)
Total tax provision	$13,251	19.9	$8,911	17.0	$15,254	23.3

NOTE 22--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP").  Contributions to the plan are determined by the Board of Directors, and are based upon a prescribed percentage of the annual compensation of all participants.  During a prior period, the ESOP acquired shares of the Corporation's common stock in a transaction, whereby the Corporation borrowed the required funds and concurrently loaned this amount to the ESOP.  The borrowed amount represents leveraged and unallocated shares, and accordingly has been recorded as long-term debt and the offset as a reduction of common shareholders' equity.  Compensation costs related to the plan were $938 in 2003, $940 in 2002 and $1,173 in 2001 (See NOTE 24).

The employees of PFC were covered by a leveraged ESOP plan.  The PFC ESOP had unallocated ESOP shares of 43,174 at the merger date.  The plan has been terminated effective December 5, 2003, pending liquidation of unallocated ESOP shares with a fair value of $620 to be utilized to pay off the outstanding PFC ESOP loan payable.  Remaining shares will be allocated to the participants of the PFC ESOP plan. No compensation cost for the PFC ESOP plan is required to be recognized in the Consolidated Statements of Income.

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code.  Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation.  Each participating employee may contribute up to 80% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution.  The 401(k) plan expense was

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 22--Retirement Plans (Continued)

$2,606 in 2003, $2,616 in 2002 and $2,583 in 2001.  Prior to the plan amendment effective February 1, 2002, the Corporation's 401(k) plan permitted each participating employee to contribute 10% of compensation to the plan of which up to 4% was matched 100% by the employer's contribution.

The 401(k) plan of PFC was merged into the Corporation's 401(k) plan effective January 1, 2004, whereby all eligible PFC employees began to participate in the Corporation's plan with no lapse in credited service.  During the period from the merger date of December 5, 2003, until December 31, 2003, the PFC employees continued to participate in the PFC plan and to receive employer contributions under the terms of the plan.

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

Participants in the SERP may elect to contribute up to 25% of compensation (compensation in excess of limits of the Corporation's 401(k) and ESOP plans) into the SERP, through salary reduction.  The Corporation will make an elective contribution to the SERP equal to the elective deferred compensation of the participant for the plan year.  Each participant of the SERP will also receive a matching contribution equal to 100% of the employee's elective contribution up to 4%, and an additional non-elective contribution from the employer equal to 8% of plan compensation.  In addition, the Corporation may make an extra non-elective contribution for plan participants.

The SERP will continue to supplement the Corporation's 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods.  The SERP plan expense was $235 in 2003, $133 in 2002 and $150 in 2001.

Pension Plans of Acquired Subsidiaries

The noncontributory defined benefit pension plan of Southwest Bank covered all eligible employees and provided benefits based on each employee's years of service and compensation.  On December 31, 1998, the participant's accrued benefit was frozen and participation in the First Commonwealth

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 22--Retirement Plans (Continued)

Pension Plans of Acquired Subsidiaries (Continued)

Financial Corporation ESOP plan with no lapse in credited service began.  The Southwest Bank Pension Plan was terminated effective December 31, 2001.  As the result of the plan termination, an asset reversion of $1,271 and a gain, net of applicable excise tax, of $277 were recognized.

Net periodic pension cost of this plan for each of the last three years was as follows:

	2003	2002	2001

Service cost	$-0-	$-0-	$-0-
Interest cost on projected benefit obligation	-0-	-0-	346
Expected return on plan assets	-0-	-0-	(438)
Net amortization and deferral	-0-	-0-	(33)
Net periodic pension cost (benefit)	$-0-	$-0-	$(125)

Due to the termination of the plan, there were no benefit obligations and no assets held as of December 31, 2003 and 2002.

PFC participated in a multi-employer defined benefit pension plan that covered all eligible employees and provided benefits based on each employee's years of service and compensation.  No contributions were made to the plan and no compensation cost was recognized in the Consolidated Statements of Income.  The estimated withdrawal liability at December 31, 2003 is $374.

Postretirement Benefits other than Pensions for Acquired Subsidiary

Employees of Southwest Bank were also covered by a post retirement benefit plan.  The measurement date for this plan was October 1.

Net periodic benefit cost of this plan was as follows:

	2003	2002	2001
Service cost	$-0-	$-0-	$6
Interest cost on projected benefit obligation	338	273	232
Amortization of transition obligation	2	2	2
Loss amortization	121	60	65
Net periodic benefit cost	$461	$335	$305

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 22--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiary (Continued)

The following table sets forth the plan's funded status and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

	2003	2002
Accumulated post retirement benefit obligation:
Retirees	$5,901	$5,142
Actives	-0-	-0-
Total accumulated postretirement benefit obligation	5,901	5,142
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	5,901	5,142
Unrecognized transition obligation	(14)	(16)
Unrecognized net loss	(2,844)	(2,165)
Accrued benefit liability recognized on the balance sheet	$3,043	$2,961

The following table sets forth the change in benefit obligation:

	2003	2002
Benefit obligation at beginning of year	$5,142	$4,151
Service cost	-0-	-0-
Interest cost	338	273
Benefit payments	(379)	(245)
Actuarial loss	800	963
Benefit obligation at end of year	$5,901	$5,142

The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 6.25% for 2003 and 6.75% for 2002.  The health care cost trend rates used for 2003 were projected at an initial rate of 8.00% for 2004 decreasing over time to an annual rate of 4.25% in 2008 for both indemnity plan participants and non-indemnity plan participants.  For 2002, rates used were projected at an initial rate of 9.00% for 2003 decreasing over time to an annual rate of 4.25% in 2008 for both indemnity plan participants and non-indemnity plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduces a prescription drug benefit under Medicare Part D.  The Act also introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   The preceding measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act on the Corporation's plan.  The Corporation has elected to defer recognizing the effects of the Act in accounting and reporting for its plan until authoritative accounting guidance, including guidance on accounting for the federal subsidy is issued.  That guidance, when issued, could impact reported calculations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 22--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiary (Continued)

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$23	$(20)
Effect on postretirement benefit obligation	$372	$(314)

NOTE 23--Unearned ESOP Shares

The Corporation had borrowed amounts which were concurrently loaned to the First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") on the same terms.  The combined balances of the ESOP related loans were $1,994 at December 31, 2003 and $3,055 at December 31, 2002.

The loans have been recorded as long-term debt on the Corporation's Consolidated Balance Sheets.  A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity.  Unearned ESOP shares, included as a component of shareholders' equity, represent the Corporation's prepayment of future compensation expense.  The shares acquired by ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the loan is reduced.  Repayment of the loans is scheduled to occur over a remaining two-year period from contributions to the ESOP by the Corporation and dividends on unallocated ESOP shares.

The following is an analysis of ESOP shares held in suspense:

See NOTE 1 for the definition of "old shares" and "new shares."

	Total	Old Shares	New Shares
Shares in suspense December 31, 2001	372,560	91,214	281,346
Shares allocated during 2002	(100,894)	(24,702)	(76,192)
Shares in suspense December 31, 2002	271,666	66,512	205,154
Shares allocated during 2003	(96,118)	(23,533)	(72,585)
Shares in suspense December 31, 2003	175,548	42,979	132,569

The fair market value of the new shares remaining in suspense was approximately $1,890 and $2,359 at December 31, 2003 and 2002, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands, except per share data)

NOTE 23--Unearned ESOP Shares (Continued)

Interest on ESOP loans was $60 in 2003, $109 in 2002 and $263 in 2001.  During 2003, 2002 and 2001, dividends on unallocated shares in the amount of $184, $242 and $301, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Unearned ESOP shares of PFC at December 31, 2003 are excluded from the preceding analysis. The PFC ESOP plan was terminated effective December 5, 2003.  Unallocated shares remaining after liquidation of shares to fund the PFC ESOP loan payable will be allocated to PFC ESOP participants.

NOTE 24--Stock Option Plan

At December 31, 2003, the Corporation had a stock-based compensation plan, which is described below.  All of the exercise prices and related number of shares have been restated to reflect historical stock splits.  The plan permits the Executive Compensation Committee to grant options for up to 4.5 million shares of the Corporation's common stock through October 15, 2005.  Although the vesting requirements and terms of future options granted are at the discretion of the Executive Compensation Committee, all options granted from 1997 through 2003 were exercisable by December 31 of the grant year respectively, and expire ten years from the grant date.  All equity compensation plans are approved by security holders.

At December 5, 2003, the Corporation completed its merger with PFC, at which time all outstanding PFC options were converted to First Commonwealth options at a conversion rate of 1.387.  These options were not granted from the Corporation's existing stock option plan.  First Commonwealth assumed the option plans of PFC.  Under these plans, a total of 62,322 First Commonwealth shares were reserved for issuance due to the exercise of previously granted PFC options assumed in the merger.  No further grants will be made under these PFC plans.

Equity Compensation Plan Information as of December 31, 2003:

	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Shares Available for Future Grant
Equity compensation plans approved by security holders	2,965,726	$11.51	74,274

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands, except per share data)

NOTE 24--Stock Option Plan (Continued)

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

	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$53,300	$51,948	$43,526	$41,248	$50,189	$48,211
Basic earnings per share	$0.90	$0.88	$0.75	$0.71	$0.87	$0.83
Diluted earnings per share	$0.90	$0.87	$0.74	$0.70	$0.86	$0.83

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:

	2003	2002	2001
Dividend yield	5.14% per annum	5.13% per annum	5.59% per annum
Expected volatility	40.3%	54.0%	55.1%
Risk-free interest rate	4.1%	5.0%	5.1%
Expected option life	7.0 years	7.0 years	10.0 years

A summary of the status of the Corporation's outstanding stock options as of December 31, 2003, 2002 and 2001 and changes for the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,841,772	$11.33	2,687,887	$11.13	2,210,651	$11.12
PFC converted options at merger	62,322	$7.60	-0-	$0.00	-0-	$0.00
Granted	641,912	$12.06	820,775	$11.70	796,743	$10.75
Exercised	(549,215)	$10.71	(447,001)	$10.51	(256,174)	$9.76
Forfeited	(31,065)	$12.91	(219,889)	$11.90	(63,333)	$11.89
Outstanding at end of year	2,965,726	$11.51	2,841,772	$11.33	2,687,887	$11.13
Exercisable at end of year	2,965,726	$11.51	2,841,772	$11.33	2,687,887	$11.13

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands, except per share data)

NOTE 24--Stock Option Plan (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/03	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/03	Weighted- Average Exercise Price
$5.41-$8.99	45,078	7.2	$7.21	45,078	$7.21
$9.00-$9.99	293,747	2.9	$9.23	293,747	$9.23
$10.00-$10.99	429,976	7.1	$10.75	429,976	$10.75
$11.00-$11.99	1,298,938	6.7	$11.47	1,298,938	$11.47
$12.00-$15.00	897,987	7.5	$12.88	897,987	$12.88
Total	2,965,726	6.6	$11.51	2,965,726	$11.51

NOTE 25--Commitments and Contingent Liabilities

There are no material proceedings to which the Corporation or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

NOTE 26--Related Party Transactions

Some of the Corporation's or its subsidiaries' directors, executive officers, principal shareholders and their related interests, had transactions with the subsidiary banks in the ordinary course of business.  All deposit and loan transactions were made on substantially the same terms, such as collateral and interest rates, as those prevailing at the time for comparable transactions.  In the opinion of management, these transactions do not involve more than the normal risk of collectibility nor do they present other unfavorable features.  It is anticipated that further such transactions will be made in the future.

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 2003:

Balances December 31, 2002	$4,603
Advances	5,956
Repayments	(6,911)
Other	1,129
Balances December 31, 2003	$4,777

"Other" primarily reflects the change in those classified as a "related party" usually as a result of mergers, resignations or retirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 27--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators.  At December 31, 2003, dividends from subsidiary banks were restricted not to exceed $84,489.  These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

The Corporation is subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets.  As of December 31, 2003, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized First Commonwealth Bank as well capitalized under the regulatory framework for prompt corrective action.  To be considered as well capitalized, the bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution's category.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 27--Regulatory Restrictions and Capital Adequacy (Continued)

	Actual		Regulatory Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$494,541	14.5%	$273,207	8.0%	N/A	N/A
First Commonwealth Bank	$403,313	12.0%	$269,734	8.0%	$337,167	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$457,156	13.4%	$136,603	4.0%	N/A	N/A
First Commonwealth Bank	$365,929	10.9%	$134,867	4.0%	$202,300	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$457,156	9.4%	$146,571	3.0%	N/A	N/A
First Commonwealth Bank	$365,929	7.6%	$145,263	3.0%	$242,105	5.0%

As of December 31, 2002

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$436,850	14.0%	$249,240	8.0%	N/A	N/A
First Commonwealth Bank	$402,319	13.0%	$246,779	8.0%	$308,474	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$402,354	12.9%	$124,620	4.0%	N/A	N/A
First Commonwealth Bank	$367,823	11.9%	$123,389	4.0%	$185,084	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$402,354	8.9%	$135,282	3.0%	N/A	N/A
First Commonwealth Bank	$367,823	8.2%	$133,944	3.0%	$223,239	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 28--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

	December 31,
	2003	2002
Assets
Cash	$1,376	$13,844
Securities available for sale	33,052	1,407
Loans to affiliated parties	439	498
Investment in subsidiaries	462,894	413,542
Investment in unconsolidated subsidiary trusts	2,280	-0-
Investment in jointly-owned company	5,622	5,081
Premises and equipment	5,887	6,095
Dividends receivable from subsidiaries	11,517	3,394
Receivable from subsidiaries	6,085	7,625
Other assets	5,126	1,936

Total assets	$534,278	$453,422

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities	$14,199	$3,755
Dividends payable	9,714	9,139
Loans payable	2,613	3,055
Subordinated debentures payable	76,806	36,083
Shareholders' equity	430,946	401,390

Total liabilities and shareholders' equity	$534,278	$453,422

Statements of Income

	Years Ended December 31,
	2003	2002	2001

Interest and dividends	$48	$48	$42
Dividends from subsidiaries	64,907	43,609	40,442
Interest expense	(3,629)	(3,570)	(3,724)
Net securities gains (losses)	742	-0-	-0-
Other revenue	253	-0-	16
Operating expenses	(9,237)	(9,161)	(7,033)

Income before taxes and equity in undistributed earnings of subsidiaries	53,084	30,926	29,743
Applicable income tax benefits	4,570	5,304	3,495
Income before equity in undistributed earnings of subsidiaries	57,654	36,230	33,238
Equity in undistributed earnings of subsidiaries	(4,354)	7,296	16,951

Net income	$53,300	$43,526	$50,189

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands, except per share data)

NOTE 28--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
Operating Activities
Net income	$53,300	$43,526	$50,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	835	537	1,140
Net gains on sale of assets	(739)	-0-	-0-
Decrease (increase) in prepaid income taxes	256	(397)	431
Undistributed equity in subsidiaries	(4,482)	(7,296)	(16,951)
Other - net	(2,193)	1,270	(592)
Stock option tax benefit	535	225	269

Net cash provided by operating activities	47,512	37,865	34,486

Investing Activities
Transactions with securities available for sale:
Purchases of investment securities	(32,785)	(943)	(123)
Sales of investment securities	1,766	-0-	-0-
Net change in loans to affiliated parties	59	42	(61)
Purchases of premises and equipment	(125)	(33)	(90)
Changes in receivable from and net investment in subsidiary	(28,918)	436	(792)

Net cash used by investing activities	(60,003)	(498)	(1,066)

Financing Activities
Issuance of subordinated debentures	30,929	-0-	-0-
Discount on dividend reinvestment plan purchases	(706)	(637)	(612)
Treasury stock acquired	-0-	-0-	-0-
Treasury stock reissued	5,923	4,655	2,499
Cash dividends paid	(36,630)	(35,208)	(33,809)

Net cash used by financing activities	(484)	(31,190)	(31,922)

Net increase (decrease) in cash	(12,975)	6,177	1,498
Cash at beginning of year	13,844	7,667	6,169
Cash acquired with acquisition	507	-0-	-0-

Cash at end of year	$1,376	$13,844	$7,667

Cash dividends declared per common share were $0.625, $0.605 and $0.585 for 2003, 2002 and 2001, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 28--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Dividends from subsidiaries for 2003 included a special dividend in the amount of $11,436 that was received from First Commonwealth Bank, a wholly owned subsidiary.  After distribution of the special dividend, which was within guidelines established by the banking regulators, First Commonwealth Bank remains classified as a well-capitalized institution.  During 2003, the parent company also received a dividend-in-kind from First Commonwealth Bank in the amount of $8,797, which was received in the form of an investment holding company subsidiary.  The subsidiary, known as FraMal Holdings Corporation, was acquired by First Commonwealth Bank in the acquisition, which is described in NOTE 5.

During 2003, the parent company obtained a one-year line of credit to be used for general operating cashflows.  The line of credit was with an unrelated financial institution for $15,000, and as of December 31, 2003, had no amounts outstanding.

NOTE 29--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 2003 and 2002, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107").  Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001

NOTE 29--Fair Values of Financial Instruments (Continued)

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

Off-balance sheet instruments:  Many of the Corporation's off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon, therefore, the commitment amounts do not necessarily represent future cash requirements.  Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of such cash flows, fair values were not estimated for these instruments for both periods.

Deposit liabilities:  Management estimates that the fair value of deposits is based on a market valuation of similar deposits.  The carrying value of variable rate time deposit accounts and certificates of deposit approximate their fair values at the report date.  Also, fair values of fixed rate time deposits for both periods are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.

Short-term borrowings:  The estimated fair values of borrowings from the Federal Home Loan Bank were estimated based on the estimated incremental borrowing rate for similar types of borrowings.  The carrying amounts of other short-term borrowings such as Federal funds purchased, securities sold under agreement to repurchase and treasury, tax and loan notes were used to approximate fair value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001
(Dollar Amounts in Thousands)

NOTE 29--Fair Values of Financial Instruments (Continued)

Long-term debt:  The fair value of long-term debt is estimated by discounting the future cash flows using the Corporation's estimated incremental borrowing rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2003 and 2002:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and due from banks	$82,510	$82,510	$81,114	$81,114
Interest-bearing deposits with banks	$5,362	$5,362	$1,973	$1,973
Securities available for sale	$1,969,176	$1,969,176	$1,482,771	$1,482,771
Investments held to maturity	$104,254	$109,609	$197,838	$204,887
Loans, net	$2,787,497	$2,858,032	$2,574,138	$2,631,557
Financial liabilities
Deposits	$3,288,275	$3,193,216	$3,044,124	$3,011,354
Short-term borrowings	$634,127	$634,361	$469,065	$469,381
Long-term debt	$793,972	$863,444	$579,934	$642,127

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
First Commonwealth Financial Corporation

We have audited the accompanying consolidated balance sheet of First Commonwealth Financial Corporation and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statement of income, changes in shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of the Company for the years ended December 31, 2002 and 2001, were audited by other auditors whose report dated January 22, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/S/ Ernst & Young LLP

Pittsburgh, Pennsylvania
January 28, 2004

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of First Commonwealth Financial Corporation:

We have audited the accompanying consolidated balance sheet of First Commonwealth Financial Corporation and subsidiaries (the "Corporation") as of December 31, 2002 , and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2002.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
January 22, 2003

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are as follows:

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$62,317	$61,186	$59,605	$60,665
Interest expense	25,471	25,745	24,616	24,409

Net interest income	36,846	35,441	34,989	36,256
Provision for credit losses	3,460	3,465	3,495	2,350

Net interest income after provision for credit losses	33,386	31,976	31,494	33,906

Securities gains	2,234	3,221	166	230
Other operating income	8,837	9,977	13,691	10,088
Litigation settlement	(610)	-0-	-0-	-0-
Other operating expenses	28,382	28,382	28,005	28,496

Income before income taxes	16,685	16,792	17,346	15,728
Applicable income taxes	3,381	3,365	3,511	2,994

Net income	$13,304	$13,427	$13,835	$12,734

Basic earnings per share	$0.23	$0.23	$0.23	$0.21
Diluted earnings per share	$0.23	$0.23	$0.23	$0.21

Average shares outstanding	58,703,260	58,769,160	58,950,258	59,577,396
Average shares outstanding assuming dilution	58,934,248	59,101,475	59,376,716	60,122,832

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$70,523	$69,878	$68,784	$66,383
Interest expense	32,481	31,945	30,457	27,790

Net interest income	38,042	37,933	38,327	38,593
Provision for credit losses	2,917	3,008	3,103	3,195

Net interest income after provision for credit losses	35,125	34,925	35,224	35,398

Securities gains	39	576	26	1
Other operating income	8,572	9,583	9,597	9,701
Litigation settlement	8,000	-0-	-0-	-0-
Restructuring charges	-0-	3,116	2,473	551
Other operating expenses	27,665	28,721	27,240	28,564

Income before income taxes	8,071	13,247	15,134	15,985
Applicable income taxes	433	2,290	2,947	3,241

Net income	$7,638	$10,957	$12,187	$12,744

Basic earnings per share	$0.13	$0.19	$0.21	$0.22
Diluted earnings per share	$0.13	$0.19	$0.21	$0.22

Average shares outstanding	58,142,359	58,359,322	58,521,562	58,608,857
Average shares outstanding assuming dilution	58,484,806	58,851,264	58,862,215	58,765,383

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(a)	Previously reported on the Corporation's 2002 Form 10-K under ITEM 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosures as filed on March 24, 2003.
(b)	None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Corporation's periodic Securities and Exchange Commission filings.  In addition, no significant change in the Corporation's internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that the Corporation files under the Exchange Act is accumulated and communicated to the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 19, 2004, under the heading "Election of Directors," is incorporated herein by reference in response to the listing of directors.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

The Board of Directors has determined that all three members of the Audit Committee satisfy the independence and financial literacy requirements of the New York Stock Exchange and that Director James W. Newill qualifies as the "Audit Committee Financial Expert" as defined by the Securities and Exchange Commission rules.

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 19, 2004, under the heading "Compliance with Section 16(a) Beneficial Ownership Reporting," is incorporated herein by reference in response to the compliance with section 16(a) of the Exchange Act.

The Corporation has adopted a code of conduct and ethics policy that applies to all employees of the Corporation, including executive officers.  In addition, the Corporation has adopted a code of ethics policy for the Chief Executive Officer and all senior financial officers of the Corporation.  Both of the ethics policies are included as exhibits to this Form 10-K and are posted on the Corporation's website at http://www.fcbanking.com.

Information regarding executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 19, 2004, under the heading "Compensation of Executive Officers," is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 19, 2004, under the heading "Common Stock Ownership of Management and Other Beneficial Owners," is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 19, 2004, is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 19, 2004, under the heading "Accountants," is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)	Documents Filed as Part of this Report

	(1)	Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

	(2)	Financial Statement Schedules

		Schedule Number	Description	Page

		I	Indebtedness to Related Parties	N/A
		II	Guarantees of Securities of Other Issuers	N/A

	(3)	Exhibit Number	Description	Incorporated by Reference to

		2.1	Amended and Restated Agreement and Plan of Merger

		3.1	Articles of Incorporation	Exhibit 3(i) to the Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1994

		3.2	By-Laws of Registrant	Exhibit 3.0 to Form 10-Q filed May 15, 2001

		10.1	Change in Control Agreement dated October 27, 1985 Joseph E. O'Dell	Exhibit 10.4 to Form 10-K filed March 21, 1996

		10.2	Change in Control Agreement dated October 27, 1995 Gerard M. Thomchick	Exhibit 10.5 to Form 10-K filed March 21, 1996

10.3

Change in Control Agreement
dated October 30, 1995,
entered into between First Commonwealth Financial
Corporation and John J. Dolan, together with a schedule listing substantially identical Change in Control Agreements with the following individuals:  William R. Jarrett, and R. John Previte

Exhibit 10.6 to Form 10-K filed March 21, 1996

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(Continued)	Exhibit Number	Description	Incorporated by Reference to
	10.4	Supplemental Executive Retirement Plan	Exhibit 10.1 to Form 10-Q filed November 12, 2003

	10.5	Deferred Compensation Plan	Exhibit 10.8 to Form 10-K filed March 31, 1999

	10.6	Cash Incentive Bonus Program	Exhibit 10.9 to Form 10-K filed March 31, 1999

	10.7	Change in Control Agreement dated November 22, 2000, entered into between First Commonwealth Financial Corporation and Sue A. McMurdy	Exhibit 10.8 to Form 10-K filed April 2, 2001

	10.8	Form of Separation Agreement and General Release of David S. Dahlmann	Exhibit 10.2 to Form 10-Q filed November 8, 2002

	10.9	Employment Contract of Johnston A. Glass dated December 21, 1998	Exhibit 10.1 to Form 10-Q filed May 14, 2003

	10.10	Change in Control Agreement dated February 7, 1998, entered into between First Commonwealth Financial Corporation and Johnston A. Glass	Exhibit 10.2 to Form 10-Q filed May 14, 2003

	10.11	Change in Control Agreement dated May 3, 2002, entered into between First Commonwealth Financial Corporation and Thaddeus J. Clements	Exhibit 10.3 to Form 10-Q filed May 14, 2003

	14.1	Code of Conduct and Ethics

	14.2	Code of Ethics for CEO and Senior Financial Officers

	21.1	Subsidiaries of the Registrant

	23.1	Consent of Ernst & Young LLP Independent Auditors

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(Continued)	Exhibit Number	Description	Incorporated by Reference to

	23.2	Consent of Deloitte & Touche LLP Independent Auditors

	24.1	Power of Attorney

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K
The following reports on Form 8-K were filed during the quarter ending December 31, 2003:
	(1)		Form 8-K dated December 12, 2003, reporting the Corporation's press release announcing the completion of the acquisition of Pittsburgh Financial Corp.
	(2)		Form 8-K dated December 16, 2003, reporting that the Corporation entered into a definitive agreement to acquire GA Financial, Inc.

The following reports on Form 8-K were furnished during the quarter ending December 31, 2003:

	(1)		Form 8-K dated October 23, 2003, reporting the Corporation's press release announcing earnings for the three and nine month periods ending September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania, on the 10th day of March 2004.

                                 FIRST COMMONWEALTH FINANCIAL CORPORATION
                                 (Registrant)

                                 /S/JOSEPH E. O'DELL
                                 Joseph E. O'Dell
                                 President and Chief Executive Officer