Form 10-Q
period 2004-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2004-05-06
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number   0-11242

      First Commonwealth Financial Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1428528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 North Sixth Street	Indiana, PA 15701
(Address of principal executive offices)	(Zip Code)

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

Yes    X     No      .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes    X    No

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of April 30, 2004, was 61,194,334.

     FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Other Information...............................................	33

Signatures......................................................	34

Exhibits

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks on demand.................................	$71,448	$82,510
Interest-bearing bank deposits....................................	909	5,362
Securities available for sale, at market..........................	1,959,877	1,969,176

Securities held to maturity, at cost,(Market value $103,952 in 2004 and $109,609 in 2003)......................................	98,595	104,254

Loans.............................................................	2,888,738	2,825,337
Unearned income.................................................	(389)	(455)
Allowance for credit losses.....................................	(37,512)	(37,385)

Net loans...................................................	2,850,837	2,787,497

Premises and equipment............................................	45,744	46,538
Other real estate owned...........................................	2,233	1,866
Goodwill..........................................................	30,156	29,854
Amortizing intangibles, net.......................................	3,182	3,256
Other assets......................................................	162,480	158,882

Total assets....................................................	$5,225,461	$5,189,195

LIABILITIES

Deposits (all domestic):
Noninterest-bearing.............................................	$425,181	$408,647
Interest-bearing................................................	2,880,212	2,879,628

Total deposits................................................	3,305,393	3,288,275

Short-term borrowings.............................................	616,148	634,127
Other liabilities.................................................	34,617	41,875

Subordinated debentures...........................................	108,340	75,304
Other long-term debt..............................................	716,575	718,668

Total long-term debt..........................................	824,915	793,972

Total liabilities.............................................	4,781,073	4,758,249

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued.........................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized, 63,704,445 shares issued; 61,120,778 and 60,712,020 shares outstanding at March 31, 2004 and December 31, 2003 respectively...............	63,704	63,704
Additional paid-in capital........................................	78,783	79,581
Retained earnings.................................................	315,804	312,261
Accumulated other comprehensive income............................	20,495	15,173
Treasury stock (2,583,667 shares at March 31, 2004 and 2,992,425 at December 31, 2003, at cost).....................................	(32,619)	(37,779)
Unearned ESOP shares..............................................	(1,779)	(1,994)

Total shareholders' equity......................................	444,388	430,946

Total liabilities and shareholders' equity......................	$5,225,461	$5,189,195

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands)

	For the Quarter Ended March 31,
	2004	2003

Interest Income
Interest and fees on loans........................................	$41,385	$42,029
Interest and dividends on investments:
Taxable interest................................................	17,529	17,156
Interest exempt from Federal income taxes.......................	2,645	2,523
Dividends.......................................................	404	602
Interest on Federal funds sold....................................	1	1
Interest on bank deposits.........................................	8	6

Total interest income...........................................	61,972	62,317

Interest Expense
Interest on deposits..............................................	13,510	15,797
Interest on short-term borrowings.................................	1,735	1,552

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust................................................	-0-	831
Interest on subordinated debentures...............................	1,292	-0-
Interest on other long-term debt..................................	8,628	7,291

Total interest on long-term debt................................	9,920	8,122

Total interest expense..........................................	25,165	25,471

Net Interest Income.................................................	36,807	36,846
Provision for credit losses.......................................	2,100	3,460

Net interest income after provision for credit losses...............	34,707	33,386

Other Income
Securities gains..................................................	3,850	2,234
Trust income......................................................	1,268	1,185
Service charges on deposit accounts...............................	3,200	2,849
Insurance commissions.............................................	804	797
Income from bank owned life insurance.............................	1,263	1,046
Merchant discount income..........................................	828	812
Other income......................................................	2,370	2,148

Total other income..............................................	13,583	11,071

Other Expenses
Salaries and employee benefits....................................	16,703	15,335
Net occupancy expense.............................................	2,189	1,974
Furniture and equipment expense...................................	2,521	2,552
Data processing expense...........................................	813	527
Pennsylvania shares tax expense...................................	1,134	1,060
Intangible amortization...........................................	74	7
Litigation settlement (recovery)..................................	-0-	(610)
Merger and integration charges....................................	1,291	-0-
Other operating expenses..........................................	6,992	6,927

Total other expenses............................................	31,717	27,772

Income before income taxes..........................................	16,573	16,685
Applicable income taxes...........................................	3,250	3,381

Net income..........................................................	$13,323	$13,304

Average Shares Outstanding..........................................	60,772,824	58,703,260
Average Shares Outstanding Assuming Dilution........................	61,289,672	58,934,248
Per Share Data:
Basic earnings per share..........................................	$0.22	$0.23
Diluted earnings per share........................................	$0.22	$0.23
Cash dividends per share..........................................	$0.160	$0.155

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
Balance December 31, 2002...	$62,525	$64,885	$296,165	$25,851	$(44,981)	$(3,055)	$401,390

Comprehensive income
Net income................	-0-	-0-	13,304	-0-	-0-	-0-	13,304
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period......................	-0-	-0-	-0-	2,045	-0-	-0-	2,045
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(1,437)	-0-	-0-	(1,437)

Total other comprehensive income......................	-0-	-0-	-0-	608	-0-	-0-	608

Total comprehensive income..	-0-	-0-	13,304	608	-0-	-0-	13,912

Cash dividends declared.....	-0-	-0-	(9,145)	-0-	-0-	-0-	(9,145)

Decrease in unearned ESOP shares......................	-0-	-0-	-0-	-0-	-0-	268	268

Discount on dividend reinvestment plan purchases	-0-	(167)	-0-	-0-	-0-	-0-	(167)

Treasury stock reissued.....	-0-	(35)	-0-	-0-	445	-0-	410

Balance at March 31, 2003...	$62,525	$64,683	$300,324	$26,459	$(44,536)	$(2,787)	$406,668

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2003...	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

Comprehensive income
Net income................	-0-	-0-	13,323	-0-	-0-	-0-	13,323
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period......	-0-	-0-	-0-	7,637	-0-	-0-	7,637
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,486)	-0-	-0-	(2,486)
Unrealized holding gains (losses) on derivatives used in cash flow hedging relationship arising during the period.....	-0-	-0-	-0-	171	-0-	-0-	171
Total other comprehensive income......................	-0-	-0-	-0-	5,322	-0-	-0-	5,322

Total comprehensive income..	‑0-	-0-	13,323	5,322	-0-	-0-	18,645

Cash dividends declared.....	-0-	-0-	(9,780)	-0-	-0-	-0-	(9,780)

Decrease in unearned ESOP shares......................	-0-	-0-	-0-	-0-	-0-	215	215

Discount on dividend reinvestment plan purchases	-0-	(194)	-0-	-0-	-0-	-0-	(194)

Treasury stock reissued.....	-0-	(790)	-0-	-0-	5,160	-0-	4,370

Tax benefit of stock options	-0-	186	-0-	-0-	-0-	-0-	186

Balance at March 31, 2004...	$63,704	$78,783	$315,804	$20,495	$(32,619)	$(1,779)	$444,388

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the 3 Months Ended March 31,
	2004	2003

Operating Activities
Net income........................................................	$13,323	$13,304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses ....................................	2,100	3,460
Depreciation and amortization...................................	1,877	1,810
Net losses (gains) on sales of assets...........................	(3,981)	(2,213)
Income from increase in cash surrender value of bank owned life insurance	(1,263)	(1,046)
Stock option tax benefit..........................................	186	-0-
Decrease in interest receivable...................................	1,002	1,925
Decrease in interest payable......................................	(1,126)	(1,263)
Increase in income taxes payable..................................	3,371	4,111
Net decrease (increase) in loans held for sale....................	1,656	(260)
Changes, net of acquisition:
Change in deferred taxes.......................................	(600)	(731)
Other-net......................................................	(3,975)	(1,572)

Net cash provided by operating activities.....................	12,570	17,525

Investing Activities
Transactions with securities held to maturity:
Proceeds from sales.............................................	-0-	-0-
Proceeds from maturities and redemptions........................	5,675	27,216
Transactions with securities available for sale:
Proceeds from sales.............................................	28,919	37,753
Proceeds from maturities and redemptions........................	193,649	240,971
Purchases.......................................................	(201,538)	(310,785)
Proceeds from sales of other assets...............................	3,003	2,483
Acquisition of affiliate, net of cash received....................	(11,052)	-0-
Net decrease in time deposits with banks..........................	4,453	93
Net increase in loans.............................................	(70,049)	(46,362)
Purchases of premises and equipment...............................	(1,247)	(892)

Net cash used by investing activities...........................	(48,187)	(49,523)

Financing Activities

Repayments of other long-term debt................................	(1,879)	(10,436)
Proceeds from issuance of other long-term debt....................	-0-	10,000
Repayments of subordinated debentures.............................	(8,292)	-0-
Proceeds from issuance of subordinated debentures.................	41,328	-0-
Discount on dividend reinvestment plan purchases..................	(194)	(167)
Dividends paid....................................................	(9,714)	(9,139)
Net increase in Federal funds purchased...........................	33,850	16,100
Net decrease in other short-term borrowings.......................	(51,829)	(76,440)
Net increase in deposits..........................................	17,118	103,011
Proceeds from sale of treasury stock..............................	4,167	207

Net cash provided by financing activities.......................	24,555	33,136

Net increase (decrease) in cash and cash equivalents............	(11,062)	1,138

Cash and cash equivalents at January 1............................	82,510	81,114

Cash and cash equivalents at March 31.............................	$71,448	$82,252

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("the Corporation").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2004, and the results of operations for the three month periods ended March 31, 2004 and 2003, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2004 and 2003.  The results of operations for the three months ended March 31, 2004 and 2003, are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with the Corporation's 2003 Annual Report on Form 10-K which is available on the Corporation's website at http://www.fcbanking.com.  The Corporation's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through the Corporation's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (Dollar amounts in thousands)

	2004	2003

Cash paid during the first three months of the year for:

Interest	$26,290	$26,734
Income Taxes	$293	$-0-

Noncash investing and financing activities:

ESOP loan reductions	$214	$268
Loans transferred to other real estate owned and repossessed assets	$1,224	$1,247
Gross increase in market value adjustment to securities available for sale	$7,924	$935
Gross increase in market value adjustment of derivatives instruments	$263	$-0-
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity (Dollar amounts in thousands):

	March 31, 2004			March 31, 2003
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains on securities:
Unrealized holding gains arising during the period	$11,749	$(4,112)	$7,637	$3,145	$(1,100)	$2,045
Less: reclassification adjustment for gains realized in net income	(3,825)	1,339	(2,486)	(2,210)	773	(1,437)

Unrealized gains on derivatives used in cash flow hedging relationships:
Unrealized holding gains arising during the period	263	(92)	171	-0-	-0-	-0-

Net unrealized gains	8,187	(2,865)	5,322	935	(327)	608
Other comprehensive income	$8,187	$(2,865)	$5,322	$935	$(327)	$608

NOTE 4 Accounting for Stock Options Granted

Current accounting guidelines permit two alternative methods of accounting for stock-based compensation, the intrinsic value method of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and the fair value method of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123").  In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS No. 148").  FAS No. 148 did not amend FAS No. 123 to require companies to account for employee stock options using the fair value method but required all companies with stock-based compensation to provide additional disclosures, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB No. 25.

As permitted under FAS No. 123, the Corporation has elected to use the intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share on a pro forma basis as if the fair value methodology of FAS No. 123 had been implemented.  No stock-based employee compensation expense is reflected in the Corporation's net income as reported in the Consolidated Statements of Income because all stock options granted under the Corporation's plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

(Dollar amounts in thousands, except per share data)	Three months ended March 31,
	2004	2003

Net Income, as reported	$13,323	$13,304
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(338)
Pro forma net income	$13,285	$12,966

Earnings per share:
Basic - as reported	$0.22	$0.23
Basic - pro forma	$0.22	$0.22
Diluted - as reported	$0.22	$0.23
Diluted - pro forma	$0.22	$0.22

Average shares outstanding	60,772,824	58,703,260
Average shares outstanding assuming dilution	61,289,672	58,934,248

Note 5 Restructuring Charges

The Corporation incurred restructuring charges of $6,140 thousand during 2002 in accordance with EITF 94-3.  These restructuring charges resulted from the merger of the charters of the Corporation's two commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.  The largest component of these charges was $4,652 thousand of employee separation costs consisting of severance packages for 95 employees from various affiliates of the Corporation including all levels of staff from the executive management level to back office support staff.  These amounts were included with restructuring charges, a component of Other Expenses on the Consolidated Statements of Income during 2002.

During 2003 and 2002 actual termination benefits paid and charged against the total severance liability were $2,823 thousand and $1,263 thousand, respectively, leaving a remaining unpaid liability for severance costs of $566 thousand at December 31, 2003.  During the first quarter of 2004, monthly severance payments totaling $465 thousand were made, reducing the outstanding severance liability to $101 thousand at March 31, 2004.  No additional severance accruals or adjustments related to the restructuring charges were recorded during the first quarter of 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 6 Merger and Integration Charges

In the first quarter of 2004, the Corporation recorded merger and integration charges totaling $1,291 thousand ($839 thousand, net of taxes).  The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. ("PFC").  The charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  Also included in the merger and integration charges were $806 thousand in salary and benefit severance expenses that were accrued during the first quarter of 2004.  The severance costs were for 22 employees whose positions were eliminated as part of the acquisition.

NOTE 7 New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003, issued FIN 46 (Revised 2003) ("FIN 46R").  FIN 46R clarified some of the provisions of FIN 46 and exempted certain entities from the original requirements of FIN 46.  As defined by FIN 46 a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both.  FIN 46R was to be applied no later than the end of the first reporting period that ended after March 31, 2004; and therefore, has been implemented with the filing of this quarterly report on Form 10-Q.

As part of its community reinvestment initiatives, the Corporation invests in qualified affordable housing projects as a limited partner.  The Corporation receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  The Corporation's maximum potential exposure to these partnerships is $3,562 thousand, consisting of the limited partnership investments as of March 31, 2004.  The Corporation has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby the Corporation's portion of partnership losses are recognized as incurred.  The adoption of FIN 46 or FIN 46R has not had a material impact on the Corporation's financial condition or results of operations.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB 105"), "Application of Accounting Principles to Loan Commitments."  SAB 105 was issued to inform the SEC's registrants of the SEC Staff's view that the fair value of the recorded loan commitments that are required to follow derivative accounting under FASB Statement No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," should not consider the expected future cash flows related to the associated servicing of the future loan.  The SEC staff believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 7 New Accounting Pronouncements (continued)

immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained.  The provisions of SAB 105 were to be applied to loan commitments accounted for as derivatives that were entered into after March 31, 2004; and therefore, has been implemented with the filing of this quarterly report on Form 10-Q.  The adoption of SAB 105 has not and is not expected to have a material impact on the Corporation's financial condition or results of operations.

NOTE 8 Guarantees

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  The table below identifies the notional amounts of these guarantees at March 31, 2004 (Dollar amounts in thousands):

Financial standby letters of credit	$20,673
Performance standby letters of credit	$5,846

The current notional amounts outstanding above include financial standby letters of credit of $1,944 thousand and performance standby letters of credit of $721 thousand issued during the first quarter of 2004.  There is currently no liability recorded on the Corporation's balance sheet related to the above letters of credit.

NOTE 9 Pending Business Combination

In December 2003, the Corporation signed a definitive agreement to acquire GA Financial, Inc. ("GAF"), an $890 million asset federally chartered savings and loan holding company operating a twelve branch network in Allegheny County in Pennsylvania as of December 31, 2003.  Under terms of the agreement, the shareholders of GAF can elect to receive $35.00 in cash or an equivalent of First Commonwealth common stock for each GAF share owned, subject to proration as provided in the definitive agreement to ensure that 40% of the aggregate merger consideration will be paid in cash and 60% in First Commonwealth common stock.  Common stock received by GAF shareholders is expected to qualify as a tax-free exchange.  Completion of this transaction is subject to shareholder approval.  The special shareholders meeting to vote on the merger, as previously announced, is scheduled for May 24, 2004.  If shareholder approval is obtained and the other conditions to the merger have been satisfied, the parties expect to complete the transaction at the close of business on May 24, 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 10 Post Retirement Benefit Plan of Acquired Company

In December 2003, the FASB issued Statement No. 132(R) "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132(R)").  In addition to annual disclosures that have already been implemented, the statement requires interim reporting of the components of the net periodic benefit cost recognized, which are included in this footnote.   Disclosure requirements for future benefit payments are effective for fiscal years ending after June 15, 2004.

Employees of Southwest Bank, an acquired company, were covered by a post retirement benefit plan.  The net periodic benefit cost of this plan as of March 31 was as follows (Dollar amounts in thousands):

	2004	2003
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	71	85
Amortization of transition obligation	1	1
Loss amortization	21	30
Net periodic benefit cost	$93	$116

This is an unfunded post retirement plan.  Future payments will only consist of benefit payments for life and health insurance premiums for plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduces a prescription drug benefit under Medicare Part D.  The Act also introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   The preceding measures of the net periodic postretirement benefit cost do not reflect the effects of the Act on the Corporation's plan.  The Corporation has elected to defer recognizing the effects of the Act in accounting and reporting for its plan until authoritative accounting guidance, including guidance on accounting for the federal subsidy is issued.  That guidance, when issued, could impact reported calculations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months of 2004 as Compared to the First Three Months of 2003

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

Net income for the first three months of 2004 and 2003 was $13.3 million.  Basic and diluted earnings were $0.22 for the first quarter of 2004 compared to basic and diluted earnings per share of $0.23 for the same period of 2003.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, prior year	$0.23

Increase (decrease) from changes in:
Net interest income	(0.02)
Provision for credit losses	0.02
Security transactions	0.02
Other income	0.01
Salaries and employee benefits	(0.01)
Litigation settlement	(0.01)
Merger and related charges	(0.02)

Net income per share	$0.22

Return on average assets was 1.04% and return on average equity was 12.12% for the first quarter of 2004 compared to 1.19% and 13.15%, respectively, for the first quarter of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2004 as Compared to the First Three Months of 2003
(continued)

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income declined $39 thousand for the first quarter of 2004 compared to the first quarter of 2003, even as average earning assets were 14% more in the 2004 period. Both interest income and interest expense declined compared to 2003 levels primarily as a result of the dramatic decrease in interest rates that began in 2001 and have continued into 2004.  During this unparalleled period of low interest rates, the Corporation, as well as the financial services industry in general, has been challenged by margin compression, as the cost of funds has not declined in the same magnitude or at the same pace as asset yields.  Additionally, the Corporation has incurred interest expense on long-term debt issued in anticipation of payment to GAF shareholders electing cash pursuant to the pending merger that is expected to consummate in the second quarter of 2004.   Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average earning assets) was 3.27% for the three months of 2004 compared to 3.78% for the same period of 2003.  Continued low or declining interest rates would tend to continue to strain net interest income due to low reinvestment rates and accelerated prepayments of certain loans and investments.

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

Analysis of Changes in Net Interest Income
(Dollar amounts in thousands)	2004 Change From 2003
	Total Change	Change Due To Volume	Change Due To Rate
Interest-earning assets:
Time deposits with banks	$2	$13	$(11)
Securities	297	4,634	(4,337)
Loans	(644)	3,306	(3,950)
Total interest income	(345)	7,953	(8,298)
Interest-bearing liabilities:
Deposits	(2,287)	(134)	(2,153)
Short-term borrowings	183	661	(478)
Long-term debt	1,798	2,958	(1,160)
Total interest expense	(306)	3,485	(3,791)
Net interest income	$(39)	$4,468	$(4,507)

Interest and fees on loans declined $644 thousand for the first quarter of 2004 compared to 2003 levels as loan yields continued to decline in the lower interest rate environment.  The total yield on loans for the first quarter of 2004 was 6.06%, compared to loan yields of 6.70% for the first quarter of 2003.  Average total loans for the first three months of 2004 rose $210.9 million compared to averages for the first three months of 2003 as increases in commercial loans, installment loans, mortgage loans and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2004 as Compared to the First Three Months of 2003
(continued)

home equity loans were slightly offset by decreases in average municipal loans and leases.  The increases in average loan volumes are largely due to the acquisition of PFC during December 2003.  The Corporation has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation has consistently been one of the top small business lenders in Pennsylvania.  In the past, the Corporation generally sold mortgage loans and the related servicing rights immediately after origination.  However, the Corporation has recently started to retain fixed rate mortgages with maturities of 15 years or less as well as adjustable rate mortgages.

Interest income on investments increased $297 thousand for the first quarter of 2004 compared to the first quarter of 2003. Increases due to volume of $4.6 million were almost eliminated by the decreases due to the decline in interest rates.  Average investments increased $402.9 million for the first quarter of 2004 compared to the same period of 2003.  The biggest increase was in U.S. government agency securities.  The increases in U.S. government agency securities were slightly offset by decreases in corporate bonds and asset-backed securities.  The total yield on investments was 4.32% for the first three months of 2004 compared to 5.29% for the same period of 2003.  Declines in interest income due to rate for U.S. government agency securities were $3.5 million as yields on U.S. government agency securities decreased 94 basis points (0.94%) for the 2004 period compared to the corresponding period of 2003.

Interest on deposits declined $2.3 million for the first quarter of 2004 compared to the same period of 2003 primarily due to decreases in interest expense due to continued declines in interest rates.  Deposit costs were 1.66% for the first quarter of 2004 compared to 2.09% for the first quarter of 2003, a decrease of 43 basis points (0.43%).  The rate on time deposits fell 49 basis points (0.49%) resulting in a decrease to interest expense of $1.8 million for the first three months of 2004 compared to the first three months of 2003.  The rate on savings deposits for 2004 also declined, down 11 basis points (0.11%) compared to 2003 levels, resulting in a decrease to interest expense of $382 thousand for the first quarter of 2004.  Interest on deposits also reflected a slight decrease due to volumes for 2004 as average deposits for the first quarter of 2004 declined $215.1 million compared to the first quarter of 2003.  The Corporation's deposit mix continued to change during the first quarter of 2004 as clients registered a preference for savings deposits during continuing economic uncertainties.  Average savings deposits increased $264.6 million for 2004 compared to 2003 averages while average time deposits dropped $93.2 million over the same time frame.  During its management of deposit levels and mix, the Corporation continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing the Corporation's cost of funds.  Average noninterest bearing demand deposits increased $43.7 million in the 2004 quarter over the average balance for the first quarter of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2004 as Compared to the First Three Months of 2003
(continued)

Interest expense on short-term borrowings increased $183 thousand for the three months of 2004 compared to the three months of 2003 as increases in interest expense due to volume increases were partially offset by decreases in interest expense due to declining rates.  The average balance of short-term borrowings for the first quarter of 2004 increased $186.9 million over averages for the prior year.  The increase in short-term borrowings can be attributed to an ALCO strategy implemented to mitigate the risk of further declines in net interest income resulting from a low or declining interest rate environment.  The increase in short-term borrowings funded the purchase of U.S. government agency securities maturing in approximately 3.5 years.  The cost of short-term borrowings for the 2004 period decreased by 31 basis points (0.31%) compared to 2003 costs of 1.40%.

Interest expense on long-term debt increased $1.8 million for the first quarter of 2004 compared to the corresponding period of 2003, primarily as a result of volume increases.  Average long-term debt for the first three months of 2004 increased by $211.2 million compared to 2003 averages.  Approximately $34 million of the average increase was due to additional debt in the form of subordinated debentures that were acquired in December of 2003 and March of 2004, with the face amounts of $30.9 million and $41.3 million, respectively.  Interest expense for the first quarter of 2004 included $372 thousand on the additional subordinated debentures.  This debt was issued in anticipation of the acquisition of GA Financial, Inc., which is expected to consummate in the second quarter of 2004, pending their shareholder approval.  The remaining increase in long-term debt was due to debt that was acquired in the PFC acquisition in December of 2003.  The Corporation continues to analyze its exposure to any concentration of maturities of long-term debt in any one year and the associated risks.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $2.1 million for the three months of 2004 compared to $3.5 million for the three months of 2003.  Net charge-offs against the allowance for credit losses were $2.0 million, reflecting a decrease of $662 thousand compared to net charge-offs for the 2003 period.  The most significant components of this year-to-year change were decreases in the following categories: commercial loans (down $436 thousand) and construction loans secured by real estate (down $378 thousand.)  These decreases in net charge-offs for the first quarter of 2004 were partially offset by increases in net charge-offs for residential real estate loans of $164 thousand compared to the corresponding period of 2003.  Annualized net charge-offs as a percent of average loans outstanding were 0.28% for the first quarter of 2004 compared to 0.41% for the first quarter of 2003.  The provision for credit losses as a percent of net charge-offs was 106.44% at March 31, 2004, compared to 131.31% at March 31, 2003.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2004 as Compared to the First Three Months of 2003
(continued)

Below is an analysis of the consolidated allowance for credit losses for the three month periods ended March 31, 2004 and 2003:

	2004	2003
	(amounts in thousands)

Balance January 1,	$37,385	$34,496
Loans charged off:
Commercial, financial and agricultural	1,180	1,268
Real estate-construction	0	378
Real estate-commercial	12	419
Real estate-residential	506	336
Loans to individuals	617	659
Lease financing receivables	109	114

Total loans charged off	2,424	3,174

Recoveries of previously charged off loans:
Commercial, financial and agricultural	309	368
Real estate-construction	0	0
Real estate-commercial	0	0
Real estate-residential	6	0
Loans to individuals	136	171
Lease financing receivables	0	0

Total recoveries	451	539

Net charge offs	1,973	2,635

Provision charged to operations	2,100	3,460

Balance March 31,	$37,512	$35,321

Noninterest Income

Net securities gains were $3.9 million during the first three months of 2004 compared to $2.2 million for the first three months of 2003.  Securities gains during the 2004 period resulted primarily from the sale of Pennsylvania bank stocks with book values of $19.0 million.  Securities gains during the 2003 period resulted primarily from the sale of fixed rate corporate bonds classified as securities "available for sale" with book values of $34.5 million and Pennsylvania bank stocks with book values of $1.1 million.  The corporate bonds sold during the 2003 quarter had an average remaining life of one year and the proceeds were reinvested in adjustable rate trust preferred securities with maturities of 30 years and mortgage backed securities with an average life of 3.6 years.  This reinvestment strategy was initiated to partially mitigate the Corporation's exposure to low and declining interest rates.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2004 as Compared to the First Three Months of 2003
(continued)

Trust income for the first quarter of 2004 increased $83 thousand over the same period of 2003.  Although book values of managed assets are down slightly from prior year levels, market values are higher.  The rebound in market values over prior year levels should help to trend trust income in a positive direction.  The referral programs and integrated growth plans for financial affiliates have continued to help grow trust revenues.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the "Total Solutions Financial Management" ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits continue to be the Corporation's most significant component of noninterest fee income and increased $351 thousand for the first three months of 2004 compared to the corresponding period of 2003.  Increases in nonsufficient funds "NSF" fees of $441 thousand for the first quarter of 2004 were partially offset by decreases in account maintenance service charges of $97 thousand.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.  The increase in NSF fees and the decreases in account maintenance service charges are due in large part to the introduction of the High Performance Checking products for consumer and business clients.  The High Performance Checking products have caused existing clients to migrate away from traditional checking products and have drawn new clients to the relatively new product.  In addition, the increase in NSF fees is due in part to better management of the collection process to ensure that fee waivers are kept to a minimum.

Other income for the first three months of 2004 rose $222 thousand from the $2.1 million reported for the first three months of 2003.  Other income for the first quarter of 2004 included increases in fees from the sale of mutual funds, fees on letters of credits, interchange income on debit cards and the income impact from the deconsolidation of the Corporation's Capital Trust subsidiaries.  The increase in fees from letters of credit is due to the centralization of collection efforts, which has improved the process from billing to collection.  The increase in interchange income on debit cards is the result of volume increases, due in part to the acquisition of PFC, which were partially offset by rate decreases.  Also included in other income for the 2004 period was a gain of $234 thousand related to the sale of unused land.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2004 as Compared to the First Three Months of 2003
(continued)

Noninterest Expense

Noninterest expense was $31.7 million for the three months of 2004 reflecting an increase of $3.9 million from the 2003 level of $27.8 million.  The increase was due in part to the effects of merger related expenses in the 2004 period due to the PFC acquisition and a partial recovery in the 2003 period of a prior year litigation settlement.  The most significant other noninterest expense item that increased was salaries and employee benefit expenses.  These employee costs were $16.7 million for the first three months of 2004, representing an increase of $1.4 million over 2003 levels.  Salary costs for the first quarter of 2004 increased $840 thousand or 7.3% compared to 2003 levels of $11.5 million.  The increase was also due to the increase in the number of employees due to the addition of PFC.  Full time equivalent employees were 1,460 as of the end of the first quarter of 2004 compared to 1,433 for the same time in 2003.  Employee benefit costs rose $529 thousand or 13.8% for the first quarter of 2004 with the largest increase being hospitalization costs, which were up $186 thousand or 12.9%.  The Corporation continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.  Current benefit options include coverages fully paid for by the employer, as well as voluntary benefits whereby employees have the option of purchasing additional benefits at reduced group rates.  The inclusion of PFC employees in the first quarter of 2004 accounted for $571 thousand of the increase to salaries and benefits.

Net occupancy expense increased $215 thousand for the first quarter of 2004 over 2003 levels.  Rental expense accounted for $186 thousand of the increase, primarily due to the addition of the former BankPittsburgh offices.  Additional increases were also recorded in depreciation expense on leasehold improvements and building repairs and maintenance.  Most of the maintenance increases were related to snow removal expenses resulting from the harsh winter.  The Corporation continues to actively evaluate its branch delivery network to optimize client service in existing branches and to continue expansion into growth markets.  The execution of these initiatives may impact occupancy and other expenses in future periods.

Data processing expense increased by $286 thousand in the first quarter of 2004 compared to the same period of 2003, due in part to the acquisition of PFC.  Since PFC was processed through an outsourced processing vendor, the Corporation incurred these charges for the first quarter of 2004.  With the exception of one application, all of the systems were converted by the end of the first quarter.  In addition, the data processing expense was unfavorably impacted by a rate increase related to clients using debit and credit cards over the STAR network.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2004 as Compared to the First Three Months of 2003
(continued)

The merger and integration expenses included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  In addition, the merger related expenses included $806 thousand of severance related salary and benefit expenses that were accrued during the first quarter of 2004 and were related to the integration of PFC into the Corporation.  Future periods could be impacted by similar costs as the PFC integration continues and the pending merger with GAF consummates.

Other operating expenses for the 2004 period were $7.0 million reflecting an increase of $65 thousand from the 2003 amount of $6.9 million.  The first three months of 2004 included increases in collection and repossession expenses, legal fees and printing expenses, which were partially offset by decreases in operational losses and charge-offs, other professional fees, promotional expenses and stationery and supplies.

Income tax expense increased $131 thousand for the first quarter of 2004 compared to the first quarter of 2003.  The Corporation's effective tax rate was 19.6% for the first three months of 2004 compared to 20.3% for the corresponding period of 2003.  The decrease in the effective tax rate was due in large part to additional tax exempt income.

LIQUIDITY

Liquidity is a measure of the Corporation's ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  In the ordinary course of business, funds are generated from the banking subsidiary's core deposit base and the maturity or repayment of earning assets, such as securities and loans.  As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank.

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

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  Total deposits increased $17.1 million for the first three months of 2004 as increases in demand deposits of $16.5 million and total savings deposits of $57.8 million were partially offset by decreases in time deposits of $57.3 million compared to year-end 2003.

At March 31, 2004, total interest-earning assets were $4,947.7 million, up from the $4,903.7 million recorded at December 31, 2003.  Total loans increased $63.5 million for the first three months of 2004 as commercial and agricultural loans increased by $57.9 million and residential loans increased by $6.7 million compared to year-end 2003.  The Corporation's auto lease portfolio continues to decline since the Corporation discontinued its automobile leasing activities during 2003.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of March 31, 2004, securities available for sale had an amortized cost of $1,928.6 million and an approximate fair value of $1,959.9 million.

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

The cumulative gap at the 365 day repricing period was negative in the amount of $620.3 million or 11.87% of total assets at March 31, 2004.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 2004, and December 31, 2003 (dollar amounts in thousands):

	March 31, 2004
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,119,787	$146,863	$325,084	$1,591,734
Investments	325,953	199,442	177,601	702,996
Other interest-earning assets	909	-0-	-0-	909

Total interest-sensitive assets	1,446,649	346,305	502,685	2,295,639

Certificates of deposit	310,504	198,967	296,137	805,608
Other deposits	1,470,905	-0-	-0-	1,470,905
Borrowings	617,213	3,895	18,314	639,422

Total interest-sensitive liabilities	2,398,622	202,862	314,451	2,915,935

Gap	$(951,973)	$143,443	$188,234	$(620,296)

ISA/ISL	0.60	1.71	1.60	0.79
Gap/Total assets	18.22%	2.75%	3.60%	11.87%

	December 31, 2003
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,057,021	$178,006	$291,352	$1,526,379
Investments	241,163	116,979	189,610	547,752
Other interest-earning assets	5,362	-0-	-0-	5,362

Total interest-sensitive assets	1,303,546	294,985	480,962	2,079,493

Certificates of deposit	325,957	242,706	249,361	818,024
Other deposits	1,413,069	-0-	-0-	1,413,069
Borrowings	634,878	1,407	21,290	657,575

Total interest-sensitive liabilities	2,373,904	244,113	270,651	2,888,668

Gap	$(1,070,358)	$50,872	$210,311	$(809,175)

ISA/ISL	0.55	1.21	1.78	0.72
Gap/Total assets	20.63%	0.98%	4.05%	15.59%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case.  The analysis at March 31, 2004, indicated that a 200 basis point (2.00%) increase in interest rates would increase net interest income 214 basis points (2.14%) above the base case scenario and a 200 basis point (2.00%) decrease in interest rates would decrease net interest income by 866 basis points (8.66%) below the base case scenario, over the next twelve months.  While the 200 basis points (2.00%) declining rate scenario currently exceeds the -5.00% policy limit by 366 basis points (3.66%), it is recognized by the Corporation that this declining rate scenario is unrealistic in the current rate environment with the federal funds rate at only 1.00%.  Using a 100 basis point declining rate scenario, net interest income is projected to decline by 295 basis points (2.95%).

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The Corporation entered into an interest rate swap transaction during the third quarter of 2003.  The swap had an original three-year maturity and involved hedging adjustable LIBOR based commercial loans with a receive-fixed and pay-floating interest rate swap of $25 million notional amount.  The purpose of the swap was to reduce the Corporation's exposure to further declines in interest rates.  The ALCO continues to evaluate the use of additional derivative instruments to protect against the risk of adverse price or interest rate movements on the values of certain assets and liabilities.

Another strategy aimed at reducing the Corporation's exposure to falling interest rates was implemented during 2003.  U.S. government agency securities maturing in approximately 3.5 years were purchased with short-term borrowings.

CREDIT REVIEW

The following table identifies amounts of loan losses and nonperforming loans.  A loan is placed in nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt.  Past due loans are those which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.  Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and are in compliance with the restructured terms.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

	At March 31,
	2004	2003
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$12,292	$22,982
Past due loans	11,627	13,007
Renegotiated loans	192	205

Total nonperforming loans	$24,111	$36,194

Other real estate owned	$2,233	$1,862

Loans outstanding at end of period	$2,888,349	$2,649,872

Average loans outstanding (year-to-date)	$2,843,976	$2,633,040

Nonperforming loans as percent of total loans	0.83%	1.37%

Provision for credit losses	$2,100	$3,460

Net charge-offs	$1,973	$2,635

Net charge-offs as a percent of average loans outstanding (annualized)	0.28%	0.41%

Provision for credit losses as a percent of net charge-offs	106.44%	131.31%

Allowance for credit losses as a percent of average loans outstanding	1.32%	1.34%

Allowance for credit losses as a percent of end-of-period loans outstanding	1.30%	1.33%

Allowance for credit losses as a percent of nonperforming loans	155.58%	97.59%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at March 31, 2004, and March 31, 2003:

	2004	2003
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$12,484	$23,187

Year to date average balance of impaired loans	$12,813	$23,266

Allowance for credit losses related to impaired loans	$2,437	$5,791

Impaired loans with an allocation of the allowance for credit losses	$6,454	$15,675

Impaired loans with no allocation of the allowance for credit losses	$6,030	$7,512

Year to date income recorded on impaired loans on a cash basis	$112	$140

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of March 31, 2004, there were no significant concentrations of credit.

Nonperforming loans at March 31, 2004, decreased $12.1 million compared to 2003 levels.  The most significant improvements in nonperforming loans occurred during the fourth quarter of 2003.  The decrease in nonaccrual loan levels at March 31, 2004, versus the same period for the prior year of $10.7 million included decreases in nonaccrual commercial loans of $10.3 million and decreases in nonaccrual construction loans secured by real estate of $588 thousand, which were slightly offset by increases in nonaccrual residential real estate loans of $156 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

Past due loans for the 2004 period decreased $1.4 million compared to the corresponding period of 2003.  The most significant decreases in past due loans were in the residential real estate category.  Nonperforming loans as a percent of total loans was 0.83% at March 31, 2004 compared to 1.37% at March 31, 2003, while the allowance for credit losses as a percent of nonperforming loans was 155.58% and 97.59%, respectively for the same periods.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  This process includes close monitoring of watch list credits for workout progress or deterioration, as well as evaluating the status of significant nonperforming credits and loan loss adequacy.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements.  Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.  Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

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

While the Corporation consistently applies a comprehensive methodology and procedure, allowance for credit loss methodologies incorporate management's current judgments about the credit quality of the loan portfolio, as well as collection probabilities for problem credits.  Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

indicates changes in the expected future cash flows or changes in economic conditions.  The allowance for credit losses and the provision for credit losses are significant elements of the Corporation's financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis.  In addition, the Corporation maintains a system of internal controls which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

CAPITAL RESOURCES

Equity capital stood at $444.4 million at March 31, 2004, an increase of $13.4 million compared to December 31, 2003.  Dividends declared reduced equity by $9.8 million during the first three months of 2004.  The retained net income of $3.5 million remained in permanent capital to fund future growth and expansion.  Payment by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to unearned ESOP shares, increased equity by $215 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $194 thousand during the first three months of 2004.  The market value adjustments to securities available for sale and the loan swap increased equity by $5.2 million and $171 thousand, respectively, for the period.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $4.2 million during 2004, while the tax benefit related to stock options increased equity by $186 thousand.  Equity capital was also impacted during 2004 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This payment of the Corporation's common stock was the second of four scheduled annual contingent payments.

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

The table below presents the Corporation's capital position at March 31, 2004:

	Amount (in thousands)	Percent of Adjusted Assets
Tier I Capital	$ 495,549	14.2%
Risk-Based Requirement	139,833	4.0

Total Capital	533,061	15.2
Risk-Based Requirement	279,666	8.0

Minimum Leverage Capital	495,549	9.6
Minimum Leverage Requirement	154,175	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At March 31, 2004, the Corporation's banking and trust subsidiaries exceeded those requirements.

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

ITEM 2.	CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit 31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:
The following reports on Form 8-K were furnished during the quarter ending March 31, 2004:
(1) Form 8-K dated January 23, 2004, reporting the Corporation's press release announcing its earnings for the three and twelve month periods ended December 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 6, 2004	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: May 6, 2004	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer