Form 10-Q
period 2004-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2004-08-06
CIK 712537

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

Yes    X     No      .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes.    X     No       .

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of July 31, 2004, was 69,449,688.

     FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Other Information......................................................	39

Signatures.............................................................	41

Exhibits and Reports on Form 8K

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2004	December 31, 2003

ASSETS
Cash and due from banks on demand.......................	$80,949	$82,510
Interest-bearing bank deposits..........................	7,238	5,362

Securities available for sale, at market................	2,251,957	1,969,176
Securities held to maturity, at cost, (Market value $87,848 in 2004 and $109,609 in 2003)............................	84,706	104,254

Loans...................................................	3,468,485	2,825,337
Unearned income.......................................	(333)	(455)
Allowance for credit losses...........................	(42,664)	(37,385)

Net loans.........................................	3,425,488	2,787,497

Premises and equipment..................................	53,588	46,538
Other real estate owned.................................	2,421	1,866
Goodwill................................................	130,419	29,854
Amortizing intangibles, net.............................	18,644	3,256
Other assets............................................	205,574	158,882

Total assets........................................	$6,260,984	$5,189,195

LIABILITIES

Deposits (all domestic):
Noninterest-bearing...................................	$478,749	$408,647
Interest-bearing......................................	3,415,325	2,879,628

Total deposits......................................	3,894,074	3,288,275

Short-term borrowings...................................	727,698	634,127
Other liabilities.......................................	40,363	41,875

Subordinated debentures.................................	108,250	75,304
Other long-term debt....................................	966,426	718,668

Total long-term debt................................	1,074,676	793,972

Total liabilities...................................	5,736,811	4,758,249

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued...............................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized, 71,978,568 and 63,704,445 shares issued at June 30, 2004 and December 31, 2003 respectively; 69,446,220 and 60,712,020 shares outstanding at June 30, 2004 and December 31, 2003 respectively..............................................	71,978	63,704
Additional paid-in capital..............................	175,462	79,581
Retained earnings.......................................	316,253	312,261
Accumulated other comprehensive income (loss)...........	(5,973)	15,173
Treasury stock (2,532,348 shares at June 30, 2004 and 2,992,425 at December 31, 2003, at cost)...........................	(31,982)	(37,779)
Unearned ESOP shares....................................	(1,565)	(1,994)

Total shareholders' equity..........................	524,173	430,946

Total liabilities and shareholders' equity..........	$6,260,984	$5,189,195

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands)

	For the Quarter Ended June 30,		For the 6 Months Ended June 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$44,080	$41,523	$85,465	$83,552
Interest and dividends on investments:
Taxable interest .......	18,305	16,449	35,834	33,605
Interest exempt from Federal income taxes...........	2,728	2,687	5,373	5,210
Dividends...............	377	523	781	1,125
Interest on Federal funds sold........................	1	1	2	2
Interest on bank deposits.	7	3	15	9

Total interest income...	65,498	61,186	127,470	123,503

Interest Expense
Interest on deposits......	13,951	15,961	27,461	31,758
Interest on short-term borrowings..................	1,890	1,598	3,625	3,150

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust........	-0-	831	-0-	1,662
Interest on subordinated debentures..................	1,789	-0-	3,081	-0-
Interest on other long-term debt...................	9,433	7,355	18,061	14,646
Total interest on long-term debt...................	11,222	8,186	21,142	16,308

Total interest expense..	27,063	25,745	52,228	51,216

Net Interest Income.....	38,435	35,441	75,242	72,287
Provision for credit losses......................	2,520	3,465	4,620	6,925
Net interest income after provision for credit losses	35,915	31,976	70,622	65,362

Other Income
Securities gains..........	145	3,221	3,995	5,455
Trust income..............	1,442	1,284	2,710	2,469
Service charges on deposit accounts................	3,760	3,255	6,960	6,104
Insurance commissions.....	865	848	1,669	1,645
Income from bank owned life insurance...............	1,251	1,052	2,514	2,098
Merchant discount income..	907	895	1,735	1,707
Card related interchange income......................	890	695	1,510	1,299
Other income..............	1,837	1,948	3,587	3,492

Total other income......	11,097	13,198	24,680	24,269

Other Expenses
Salaries and employee benefits....................	17,141	15,146	33,844	30,481
Net occupancy expense.....	2,165	1,771	4,354	3,745
Furniture and equipment expense.....................	2,705	2,544	5,226	5,096
Data processing expense...	913	621	1,726	1,148
Pennsylvania shares tax expense.....................	1,140	1,081	2,274	2,141
Intangible amortization...	238	6	312	13
Litigation settlement (recovery)..................	-0-	-0-	-0-	(610)
Merger and integration charges.....................	873	-0-	2,164	-0-
Other operating expenses..	8,369	7,213	15,361	14,140

Total other expenses....	33,544	28,382	65,261	56,154

Income before income taxes...................	13,468	16,792	30,041	33,477
Applicable income taxes...	1,908	3,365	5,158	6,746

Net Income..............	$11,560	$13,427	$24,883	$26,731

Average Shares Outstanding..	64,455,920	58,769,160	62,614,372	58,736,392
Average Shares Outstanding Assuming Dilution	64,947,209	59,101,475	63,118,440	59,018,324
Per Share Data:
Basic earnings per share..	$0.18	$0.23	$0.40	$0.46
Diluted earnings per share	$0.18	$0.23	$0.39	$0.45
Cash dividends per share..	$0.160	$0.155	$0.320	$0.310

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2002...................	$62,525	$64,885	$296,165	$25,851	$(44,981)	$(3,055)	$401,390

Comprehensive income

Net income...........	-0-	-0-	26,731	-0-	-0-	-0-	26,731

Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period.................	-0-	-0-	-0-	3,772	-0-	-0-	3,772
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(3,522)	-0-	-0-	(3,522)

Total other comprehensive income...	-0-	-0-	-0-	250	-0-	-0-	250

Total comprehensive income.................	-0-	-0-	26,731	250	-0-	-0-	26,981

Cash dividends declared	-0-	-0-	(18,301)	-0-	-0-	-0-	(18,301)

Decrease in unearned ESOP shares............	-0-	-0-	-0-	-0-	-0-	536	536

Discount on dividend reinvestment plan purchases	-0-	(334)	-0-	-0-	-0-	-0-	(334)

Treasury stock reissued	-0-	(190)	-0-	-0-	1,380	-0-	1,190

Balance at June 30, 2003.......................	$62,525	$64,361	$304,595	$26,101	$(43,601)	$(2,519)	$411,462

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2003...................	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

Comprehensive income

Net income...........	-0-	-0-	24,883	-0-	-0-	-0-	24,883

Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period.................	-0-	-0-	-0-	(18,414)	-0-	-0-	(18,414)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,580)	-0-	-0-	(2,580)
Unrealized holding gains (losses) on derivatives used in cash flow hedging relationship arising during the period.................	-0-	-0-	-0-	(152)	-0-	-0-	(152)

Total other comprehensive income (loss).................	-0-	-0-	-0-	(21,146)	-0-	-0-	(21,146)

Total comprehensive income.................	-0-	-0-	24,883	(21,146)	-0-	-0-	3,737

Cash dividends declared	-0-	-0-	(20,891)	-0-	-0-	-0-	(20,891)

Decrease in unearned ESOP shares............	-0-	-0-	-0-	-0-	-0-	429	429

Discount on dividend reinvestment plan purchases	-0-	(393)	-0-	-0-	-0-	-0-	(393)

Treasury stock acquired	-0-	-0-	-0-	-0-	(514)	-0-	(514)

Treasury stock reissued	-0-	(973)	-0-	-0-	6,311	-0-	5,338

Tax benefit of stock options................	-0-	291	-0-	-0-	-0-	-0-	291

Stock issued for acquisition............	8,274	96,956	-0-	-0-	-0-	-0-	105,230

Balance at June 30, 2004.......................	$71,978	$175,462	$316,253	$(5,973)	$(31,982)	$(1,565)	$524,173

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the 6 Months Ended June 30,
	2004	2003

Operating Activities
Net income.................................................	$24,883	$26,731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses .............................	4,620	6,925
Depreciation and amortization............................	4,006	3,632
Net losses (gains) on sales of assets....................	(3,961)	(5,543)
Income from increase in cash surrender value of bank owned life insurance	(2,514)	(2,098)
Stock option tax benefit.................................	291	-0-
Changes, net of acquisition:
Decrease in interest receivable..........................	1,205	730
Increase (decrease) in interest payable..................	623	(922)
Increase (decrease) in income taxes payable..............	(3,367)	841
Net decrease (increase) in loans held for sale...........	(210)	97
Change in deferred taxes.................................	(294)	(2,325)
Other-net................................................	(7,647)	(2,124)

Net cash provided (used) by operating activities.......	17,635	25,944

Investing Activities
Changes, net of acquisition:
Transactions with securities held to maturity:
Proceeds from sales......................................	-0-	-0-
Proceeds from maturities and redemptions.................	19,565	70,117
Transactions with securities available for sale:
Proceeds from sales......................................	98,507	49,913
Proceeds from maturities and redemptions.................	470,560	510,136
Purchases................................................	(592,462)	(907,343)
Proceeds from sales of other assets........................	5,414	5,102
Acquisition of affiliate, net of cash received.............	(70,639)	-0-
Net decrease in time deposits with banks...................	38	736
Net increase in loans......................................	(122,168)	(24,016)
Purchases of premises and equipment........................	(3,837)	(2,693)

Net cash provided (used) by investing activities.......	(195,022)	(298,048)

Financing Activities
Changes, net of acquisition:
Repayments of other long-term debt.........................	(8,952)	(10,991)
Proceeds from issuance of other long-term debt.............	50,000	10,000
Repayments of subordinated debentures......................	(8,292)	-0-
Proceeds from issuance of subordinated debentures..........	41,238	-0-
Discount on dividend reinvestment plan purchases...........	(393)	(334)
Dividends paid.............................................	(19,493)	(18,284)
Net increase (decrease) in Federal funds purchased.........	60,900	(9,800)
Net increase (decrease) in other short-term borrowings.....	(20,925)	134,944
Net increase in deposits...................................	76,608	175,685
Proceeds from sale of treasury stock.......................	5,135	988

Net cash provided (used) by financing activities.......	175,826	282,208

Net increase (decrease) in cash and cash equivalents...	(1,561)	10,104

Cash and cash equivalents at January 1.....................	82,510	81,114

Cash and cash equivalents at June 30.......................	$80,949	$91,218

 The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("the Corporation").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2004 and the results of operations for the three month and six month periods ended June 30, 2004 and 2003, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2004 and 2003.  The results of operations for the three month and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with the Corporation's 2003 Annual Report on Form 10-K which is available on the Corporation's website at http://www.fcbanking.com.  The Corporation's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through the Corporation's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (dollar amounts in thousands)

	2004	2003

Cash paid during the first six months of the year for:

Interest	$51,604	$52,138
Income Taxes	$8,528	$8,230

Noncash investing and financing activities:

ESOP loan reductions	$429	$536
Loans transferred to other real estate owned and repossessed assets	$2,215	$2,210
Gross increase (decease) in market value adjustment to securities available for sale	$(32,298)	$385
Gross increase in market value adjustment of derivatives instruments	$(234)	$-0-
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholder's Equity: (dollar amounts in thousands)

	June 30, 2004			June 30, 2003
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(28,329)	$9,915	$(18,414)	$5,803	$(2,031)	$3,772
Less: reclassification adjustment for gains realized in net income	(3,969)	1,389	(2,580)	(5,418)	1,896	(3,522)
Unrealized losses on derivatives used in cash flow hedging relationships:
Unrealized holding losses arising during the period	(234)	82	(152)	-0-	-0-	-0-

Net unrealized gains (losses)	(32,532)	11,386	(21,146)	385	(135)	250
Other comprehensive income (loss)	$(32,532)	$11,386	$(21,146)	$385	$(135)	$250

NOTE 4 Accounting for Stock Options Granted

Current accounting guidelines permit two alternative methods of accounting for stock-based compensation, the intrinsic value method of APB Opinion No 25 "Accounting for Stock Issued to Employees: ("APB 25") and the fair value method of FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB No. 123").  In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS No. 148").  FAS No. 148 did not amend FAS No. 123 to require companies to account for employee stock options using the fair value method but required all companies with stock-based compensation to provide additional disclosures, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB No. 25.

As permitted under FAS No. 123, the Corporation has elected to use intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share on a pro forma basis as if the fair value methodology of FAS No. 123 had been implemented.  No stock-based employee compensation expense is reflected in the Corporation's net income as reported in the Consolidated Statements of Income because all stock options granted under the Corporation's plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:
(Dollar amounts in thousands, except per share data)	Three months ended June 30,
	2004	2003

Net Income, as reported	$11,560	$13,427
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-0-	(338)
Pro forma net income	$11,560	$13,089

Earnings per share:
Basic - as reported	$0.18	$0.23
Basic - pro forma	$0.18	$0.22
Diluted - as reported	$0.18	$0.23
Diluted - pro forma	$0.18	$0.22

Average shares outstanding	64,455,920	58,769,160
Average shares outstanding assuming dilution	64,947,209	59,101,475

(Dollar amounts in thousands, except per share data)	Six months ended June 30,
	2004	2003

Net Income, as reported	$24,883	$26,731
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(676)
Pro forma net income	$24,845	$26,055

Earnings per share:
Basic - as reported	$0.40	$0.46
Basic - pro forma	$0.40	$0.44
Diluted - as reported	$0.39	$0.45
Diluted - pro forma	$0.39	$0.44

Average shares outstanding	62,614,372	58,736,392
Average shares outstanding assuming dilution	63,118,440	59,018,324

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

During 2003 and 2002 actual termination benefits paid and charged against the total severance liability were $2,823 thousand and $1,263 thousand, respectively, leaving a remaining unpaid liability for severance costs of $566 thousand at December 31, 2003.  During the first half of 2004, monthly severance payments totaling $467 thousand were made, reducing the outstanding severance liability to $99 thousand at June 30, 2004.  No additional severance accruals or adjustments relating to the 2002 restructuring charges were recorded during the first half of 2004.

NOTE 6 Merger and Integration Charges

In the first six months of 2004, the Corporation recorded merger and integration charges totaling $2,164 thousand ($1,406 thousand, net of taxes).  The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. ("PFC"). The charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  Also included in the merger and integration charges were $1,679 thousand in salary and benefit severance expenses that were accrued during the first six months of 2004.  The severance costs were for 25 employees whose positions were eliminated as part of the acquisition.

NOTE 7 New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003, issued FIN 46 (Revised 2003) ("FIN 46R").  FIN 46R clarified some of the provisions of FIN 46 and exempted certain entities from the original requirements of FIN 46.  As defined by FIN 46 a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both.  FIN 46R was implemented for the quarter ended March 31, 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE 7 New Accounting Pronouncements (continued)

As part of its community reinvestment initiatives, the Corporation invests in qualified affordable housing projects as a limited partner.  The Corporation receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  The Corporation's maximum potential exposure to these partnerships is $5,257 thousand, consisting of the limited partnership investments as of June 30, 2004.  The Corporation has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby the Corporation's portion of partnership losses are recognized as incurred.  The adoption of FIN 46 or FIN 46R has not had a material impact on the Corporation's financial condition or results of operation.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105 ("SAB 105"), "Application of Accounting Principles to Loan Commitments."  SAB 105 was issued to inform the SEC's registrants of the SEC Staff's view that the fair value of the recorded loan commitments that are required to follow derivative accounting under FASB Statement No. 133 ("FAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," should not consider the expected future cash flows related to the associated servicing of the future loan.  The SEC staff believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained.  The provisions of SAB 105 were to be applied to loan commitments accounted for as derivatives that were entered into after March 31, 2004; and therefore, was implemented during the second quarter of 2004.  The adoption of SAB 105 has not and is not expected to have a material impact on the Corporation's financial condition or results of operations.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 ("FSP FAS 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  FSP FAS 106-2 supersedes the FASB Staff Position No. FAS 106-1, which has the same title as FSP FAS 106-2.  FSP FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits.  FSP FAS 106-2 also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.  This FSP is effective for the first interim or annual period beginning after June 15, 2004.  The disclosure requirements of FSP FAS 106-2 can be found in NOTE 9 (Post Retirement Benefit Plan of Acquired Company) of this report.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE 8 Guarantees

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  In addition, many of these commitments are expected to expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements.  The table below identifies the notional amounts of these guarantees at June 30, 2004:  (Dollar amounts in thousands)

Financial standby letters of credit	$25,214
Performance standby letters of credit	$5,615

The current notional amounts outstanding above include financial standby letters of credit of $4,537 thousand and performance standby letters of credit of $2,012 thousand issued during the first half of 2004.  There is currently no liability recorded on the Corporation's balance sheet related to the above letters of credit.

NOTE 9 Post Retirement Benefit Plan of Acquired Company

In December 2003, the FASB issued Statement No. 132(R) "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132 (R)").  In addition to annual disclosures that have already been implemented, the statement requires interim reporting of the components of the net periodic benefit cost recognized, which are included in this footnote.  Disclosure requirements for future benefit payments are effective for fiscal years ending after June 15, 2004.

Employees of Southwest Bank, an acquired company, were covered by a post retirement benefit plan.  The net periodic benefit cost of this plan for the quarter ended June 30 was as follows (Dollar amounts in thousands):

	2004	2003
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	70	84
Amortization of transition obligation	-0-	-0-
Loss amortization	21	30
Net periodic benefit cost	$91	$114

The net periodic benefit cost of this plan for the six months ended June 30 was as follows (Dollar amounts in thousands):

	2004	2003
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	141	169
Amortization of transition obligation	1	1
Loss amortization	42	60
Net periodic benefit cost	$184	$230

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE 9 Post Retirement Benefit Plan of Acquired Company (continued)

This is an unfunded post retirement plan.  Future payments will only consist of benefit payments for life and health insurance premiums for plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduces a prescription drug benefit under Medicare Part D. The Act also introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  As of the filing date of this quarterly report on Form 10-Q, the Corporation has not been able to determine whether the prescription drug benefits provided by the Corporation's postretirement plan are actuarially equivalent to Medicare Part D.  As a result, the preceding measures of the net periodic postretirement benefit cost do not reflect any amounts associated with the federal subsidy.  The impact of the Act, once determined, could affect reported calculations.

NOTE 10 Business Combination

Effective May 24, 2004, the Corporation acquired 100% of the outstanding shares of GA Financial, Inc. ("GAF"), a savings and loan holding company, which was headquartered in Whitehall, Pennsylvania.  GAF was the parent company of Great American Federal.  As a result of the acquisition, GAF merged into First Commonwealth Financial Corporation and Great American Federal merged into First Commonwealth Bank.

The acquisition of GAF is another significant step for the Corporation to implement its strategy for expansion into the Pittsburgh, Pennsylvania market.  The acquisition of Great American Federal adds an additional customer base, which presents the opportunity for First Commonwealth Bank to offer insurance, trust and financial planning services to a larger base of customers.

Shareholders of GAF elected to receive $35.00 in cash or an equivalent of First Commonwealth common stock for each GAF share owned.  The aggregate purchase price of the transaction was $176.6 million, which included cash in the amount of $71.4 million and common stock valued at $105.2 million.  The value of the 8,274,123 issued shares of First Commonwealth common stock was based on the average market price of First Commonwealth's common stock over the ten-day period ending three trading days prior to consummation of the acquisition.  As of June 30, 2004, the Corporation had a remaining liability for the cash settlement of the transaction in the amount of $2.4 thousand.

The merger was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of GAF have been recorded at their fair values as of the acquisition date.  Purchase accounting valuation adjustments, which represent the difference between the carrying value and the fair value of identifiable tangible and intangible assets and liabilities, were recorded in the Consolidated Balance Sheet as of June 30, 2004.  Preliminary goodwill in the amount of $99.5 million was recorded as a result of the transaction.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE 10 Business Combination (continued)

As prescribed under the purchase method of accounting, the results of GAF's operations have been included in the consolidated financial statements since the acquisition date.

The customer deposit base of $15.7 million was the only amortizing intangible that was recorded with the transaction.  Amortization expense in the amount of $1.1 million will be recorded in the Consolidated Income Statement throughout 2004.  The weighted-average useful life of the customer deposit base intangible is 8 years.  The goodwill that was recorded with the transaction is not deductible for tax purposes.

NOTE 11 Subsequent Event

At its regularly scheduled meeting in July, the Board of Directors of the Corporation's banking subsidiary, First Commonwealth Bank, authorized the company to restructure certain Federal Home Loan Bank advances (which we will refer to as FHLB advances) during the third quarter of 2004.  Recent acquisitions increased the Corporation's FHLB advances to $918 million, of which $516 million is scheduled to mature in 2008.  On July 23, 2004, First Commonwealth prepaid approximately $440 million of its FHLB advances primarily with maturities in 2008 and a weighted average rate of 5.43%.

The Corporation incurred penalties in connection with the prepayment of the FHLB advances, which resulted in a one-time charge of approximately $29.5 million ($19.2 million after tax) or approximately $0.28 per share in the third quarter of 2004.  The FHLB advances were replaced with other borrowings having maturities ranging from overnight to 2010 and having an average interest rate of 2.5% based on current rates.

The transaction is intended to expand the maturity distribution of the Corporation's FHLB advances to minimize the impact on any one year.  The Corporation expects that the transaction will result in an increase in net interest income over the remaining term of the original advances in excess of the amount of the prepayment penalties, which should result in an increase in earnings per share in future periods.  While the transaction is projected to produce significantly higher levels of net interest income in future periods, the bank's interest rate risk profile will move to a slightly liability sensitive position.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 2004 as Compared to the First Six Months of 2003

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation including its subsidiaries (the "Corporation").  In addition to historical information, this discussion and analysis, as well as the notes to the consolidated financial statements, contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available and may contain the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target" and similar expressions.  These forward-looking statements are inherently subject to significant risks and uncertainties, including but not limited to:  changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions and continuing consolidation of the financial services industry.  Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Net income for the first six months of 2004 was $24.9 million reflecting a decrease of $1.8 million compared to 2003 results of $26.7 million.  Security gains in the 2004 period were less than that of the 2003 period.  The 2004 period included merger and integration costs that were not present in the 2003 period.  In addition, the 2004 period incorporated the results of GAF since May 24, 2004, as well as the results of PFC for the entire reporting period.  Basic and diluted earnings per share were $0.40 and $0.39, respectively, for the first six months of 2004 compared to $0.46 and $0.45, respectively, for the same period of 2003.

Return on average assets was 0.92% and return on average equity was 10.90% for the first six months of 2004 compared to 1.17% and 13.07%, respectively, for the first six months of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2004 as Compared to the First Six Months of 2003 (continued)

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, prior year	$0.45

Increase (decrease) from changes in:
Net interest income	(0.03)
Provision for credit losses	0.04
Security transactions	(0.03)
Service charges on deposits	0.01
Salaries and employee benefits	(0.02)
Net occupancy expense	(0.01)
Data processing expense	(0.01)
Litigation settlement (recovery)	(0.01)
Merger and integration charges	(0.03)
Applicable income taxes	0.03

Net income per share	$0.39

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income increased by $3.0 million for the first half of 2004 over the related period of 2003, as interest-earning assets increased.  This increase was partially offset by a decline in net interest margin of 34 basis points (0.34%), primarily as the interest-earning asset yield declined faster than funding costs.  The reduction of short-term interest rates tends to reduce rates on loan categories and time deposits, but non-maturity deposits (such as savings and NOW accounts) are already at very low levels and therefore decline very little.

Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.21% for the six months of 2004 compared to 3.63% for the six months of 2003 reflecting a decrease of 42 basis points (0.42%).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2004 as Compared to the First Six Months of 2003
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

Analysis of Changes in Net Interest Income (dollar amounts in thousands)
	2004 Change From 2003
	Total Change	Change Due To Volume	Change Due To Rate
Interest-earning assets:
Time deposits with banks	$6	$27	$(21)
Securities	2,048	8,563	(6,515)
Federal funds sold	-0-	1	(1)
Loans	1,913	10,783	(8,870)
Total interest income	3,967	19,374	(15,407)
Interest-bearing liabilities:
Savings deposits	886	1,352	(466)
Time deposits	(5,183)	(1,578)	(3,605)
Short-term borrowings	475	1,343	(868)
Long-term debt	4,834	7,737	(2,903)
Total interest expense	1,012	8,854	(7,842)
Net interest income	$2,955	$10,520	$(7,565)

Interest and fees on loans increased $1.9 million for the first six months of 2004 compared to 2003 due to volume increases.  The volume increases were offset due to loan yields declining in the lower interest rate environment.  The total yield on loans for the first half of 2004 was 5.95%, compared to loan yields of 6.60% for the first half of 2003.  Average total loans for the first six months of 2004 rose $339.5 million compared to averages for the first six months of 2003 as increases were noted in all loan categories with the exception of leases, since the Corporation has discontinued its leasing activities.  The largest increases were recorded in the commercial and installment loan categories.  The averages include the addition of PFC for the full period of 2004 and GAF since May 24, 2004.  The Corporation has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation has consistently been one of the top small business lenders in Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2004 as Compared to the First Six Months of 2003
(continued)

Interest income on investment securities increased $2.0 million for the first half of 2004 compared to the first half of 2003.  Increases due to volume of $8.7 million were almost eliminated by decreases due to the decline in interest rates.  Average investments for the first half of 2004 included increases due to PFC for the full period and increases due to GAF from May 24, 2004.  The most significant increases were in U.S. government securities.  Total yield on investments was 4.27% for the first six months of 2004 compared to 5.02% for the same period of 2003, a decline of 75 basis points (0.75%).  Declines in interest income due to rate for U.S. government agency securities were $5.0 million as yields on these securities decreased 65 basis points (0.65%) for the 2004 period compared to the corresponding period of 2003.

Interest expense on total deposits dropped $4.3 million for the 2004 period compared to 2003 primarily due to decreases in interest rates.  Deposit costs were 1.62% for the first six months of 2004 compared to 2.05% for the first six months of 2003.  The rate on savings deposits fell 5 basis points (0.05%) resulting in a decrease to interest expense of $465.7 thousand for the first six months of 2004 compared to the first six months of 2003, while the rate on time deposits for 2004 also declined, down 46 basis points (0.46%) compared to 2003 levels, resulting in a decrease to interest expense of $3.6 million for the first six months of 2004.  The Corporation's deposit mix continues to change as clients registered a preference for savings deposits rather than time deposits during continuing economic uncertainties.  Average savings deposits increased $331.9 million for 2004 compared to 2003 averages while average time deposits dropped $111.1 million over the same time frames.  Average deposits included increases in all categories due to PFC for the full period and GAF from May 24, 2004.  During its management of deposit levels and mix, the Corporation continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing the Corporation's cost of funds.

Interest expense on short-term borrowings increased $475 thousand for the first six months of 2004 compared to the same period of 2003 as decreases in interest expense due to rate of $868 thousand were offset by increases in interest expense due to volume of $1.3 million.  The cost of short-term borrowings for the 2004 period decreased by 27 basis points (0.27%) compared to 2003 costs of 1.37%.  The average balance of short-term borrowings for the first six months of 2004 increased by $195.2 million compared to the averages for the prior year.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2004 as Compared to the First Six Months of 2003
(continued)

Interest expense on long-term debt increased $4.8 million for the first six months of 2004 compared to the corresponding period of 2003, primarily as a result of volume increases.  Average long-term debt for the six months of 2004 increased by $274.7 million compared to 2003 averages.  Average long-term debt included increases due to PFC for the full period and GAF from May 24, 2004.  In addition, approximately $53 million of the average increase was due to additional debt in the form of subordinated debentures that were acquired in December 2003 and March 2004, with face amounts of $30.9 million and $41.2 million, respectively.  This debt was issued in anticipation of the acquisition of GAF.  Refer to NOTE 11 for a discussion of the Corporation's plan to reduce interest expense on long-term debt in future periods.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $4.6 million for the six months of 2004 compared to $6.9 million for the same period of 2003.  The decrease of $2.3 million was due to improvement in nonperforming loans and net charges offs.  Net charge-offs against the allowance for credit losses were $4.3 million for the 2004 period compared to $5.8 million for the corresponding period of 2003.  Annualized net charge-offs as a percent of average loans outstanding were 0.29% as of June 30, 2004 compared to 0.44% as of June 30, 2003.  The provision for credit losses as a percent of net charge-offs was 106.85% at June 30, 2004 and 119.05% at June 30, 2003.  See the "Credit Review" section for an analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2004 as Compared to the First Six Months of 2003
(continued)

Below is an analysis of the consolidated allowance for credit losses for the six month periods ended June 30, 2004 and 2003:

	2004	2003
	(amounts in thousands)

Balance January 1,	$37,385	$34,496
Addition as result of acquisition	4,983	-0-
Loans charged off:
Commercial, financial and agricultural	2,343	2,112
Real estate-construction	-0-	378
Real estate-commercial	383	467
Real estate-residential	652	2,040
Loans to individuals	1,456	1,685
Lease financing receivables	141	191

Total loans charged off	4,975	6,873

Recoveries of previously charged off loans:
Commercial, financial and agricultural	432	712
Real estate-construction	-0-	-0-
Real estate-commercial	-0-	-0-
Real estate-residential	7	10
Loans to individuals	212	334
Lease financing receivables	-0-	-0-

Total recoveries	651	1,056

Net charge offs	4,324	5,817

Provision charged to operations	4,620	6,925

Balance June 30,	$42,664	$35,604

Noninterest Income

Net securities gains were $4.0 million during the first six months of 2004 compared to $5.5 million for the first six months of 2003.  Securities gains during the 2004 period resulted primarily from the sale of Pennsylvania bank stocks with book values of $19.3 million.  Securities gains during the 2003 period resulted primarily from the sale of fixed rate corporate bonds classified as securities "available for sale" with book values of $34.5 million and Pennsylvania bank stocks with book values of $6.7 million.  The corporate bonds sold during 2003 had an average remaining life of one year and the proceeds were reinvested in adjustable rate trust preferred securities with maturities of 30 years and mortgage backed securities with an average life of 3.6 years.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2004 as Compared to the First Six Months of 2003
(continued)

Trust income for the first six months of 2004 was up $241 thousand over the same period of 2003.  Book values and market values of managed assets are up slightly from prior year levels.  The rebound in market values over prior year levels should help trust income to trend in a positive direction.  The referral programs and integrated growth plans for financial affiliates have continued to help grow trust revenues.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the "Total Solutions Financial Management" ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits are the Corporation's most significant component of noninterest income and increased $856 thousand for the first six months of 2004 compared to the corresponding period of 2003.  The increases are largely due to the acquisitions of PFC and GAF.  The most significant increase was in nonsufficient funds fees "NSF" of $887 thousand.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.  The increase in NSF fees is due to the acquisition of PFC and GAF as well as the growth of the High Performance Checking products for consumer and business clients.  In addition, the increase in NSF fees is due in part to better management of the collection process to ensure that fee waivers are kept to a minimum.

Other increases in noninterest income included increases in income from bank owned life insurance, gain on the sale of other assets and card related interchange income in the amounts of $416 thousand, $243 thousand and $211 thousand, respectively.  The increase in income from bank owned life insurance was in part due to the acquisition of PFC and GAF.  The gain on the sale of other assets included a gain of $234 thousand related to the sale of unused land.  The card related interchange income growth was due in large part to the acquisition of PFC and GAF as well as additional volume related to card usage.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2004 as Compared to the First Six Months of 2003
(continued)

Noninterest Expense

Salary and employee benefit costs increased $3.4 million or 11.0% for the first six months of 2004 compared to the same period of 2003.  Salary costs accounted for $2.3 million or 10.0% of the increase while benefit costs increased $1.1 million or 14.35%.  The increase was due in large part to an increase in the number of employees from the addition of PFC and GAF.  Full-time equivalent employees were 1,661 at the end of the second quarter of 2004 compared to 1,447 at the same time in 2003.  The largest increase in benefit costs was hospitalization costs, which were up $327 thousand or 11.2%.  The Corporation continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.  Current benefit options include coverages fully paid for by the employer, as well as voluntary benefits whereby employees have the option of purchasing additional benefits at reduced group rates.

Net occupancy expense increased $609 thousand for the first six months of 2004 over 2003 levels.  Rental expense accounted for $383 thousand of the increase, primarily due to the addition of the former BankPittsburgh and Great American Federal offices.  Additional increases were also recorded in depreciation expense on leasehold improvements and building repairs and maintenance.  Most of the maintenance increases were related to snow removal expenses resulting from the harsh winter.  The Corporation continues to actively evaluate its branch delivery network to optimize client service in existing branches and to continue expansion into growth markets.  The execution of these initiatives may impact occupancy and other expenses in future periods.

Data processing expense increased by $578 thousand in the first six months of 2004 compared to the same period of 2003, due in part to the acquisitions of PFC and GAF.  Since PFC was processed through an outsourced processing vendor, the Corporation incurred these charges for the first quarter of 2004.  With the exception of one application, all of the systems for PFC were converted by the end of the first quarter of 2004.  In addition, the data processing expense was unfavorably impacted by a rate increase related to clients using debit and credit cards over the STAR network.

The merger and integration expenses included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  In addition, the merger related expenses included $1.7 million of severance related salary and benefit expenses that were accrued during the first six months of 2004 and were due to the integration of PFC into the Corporation.  Future periods could be impacted by similar costs as the PFC and GAF integrations continue.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2004 as Compared to the First Six Months of 2003
(continued)

Other increases in noninterest expense included increase in intangible amortization expense, telephone and data line expenses, audit and accounting fees and PA shares tax in the amounts of $299 thousand, $296 thousand, $183 thousand and $133 thousand, respectively.  These increases were due in large part to the acquisitions of PFC and GAF.  Audit and accounting fee increases also include the addition of fees related to implementation of the Sarbanes-Oxley Act.

Income tax expense decreased $1.6 million for the first six months of 2004 compared to the first six months of 2003.  The Corporation's effective tax rate was 17.2% for the first six months of 2004 compared to 20.2% for the corresponding period of 2003.  The decrease in the effective tax rate was due to additional tax-exempt income and tax credits.

Three Months Ended June 30, 2004 as Compared to the Three Months Ended
June 30, 2003

Net income was $11.6 million for the second quarter of 2004 a decrease of $1.8 million compared to 2003 results of $13.4 million.  Basic and diluted earnings per share were $0.18 for the second quarter of 2004 compared to $0.23 for the second quarter of 2003.  Return on average assets was 0.82% and return on average equity was 9.76% for the second quarter of 2004 compared to 1.15% and 12.99%, respectively, for the second quarter of 2003.

Net Interest Income

Net interest income for the second quarter of 2004 of $38.4 million represented an increase of $3.0 million compared to the second quarter of 2003.  The increase in net interest income was due to an increase in average interest-earning assets of 19.6%.  This increase due to volume was partially offset by a decrease due to interest rates.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2004 period was 3.15% reflecting a decrease of 34 basis points (0.34%) from 3.49% reported in 2003 as asset yields declined more than the cost of funds.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2004 as Compared to the Three Months Ended
June 30, 2003 (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the quarter ended June 30:

Analysis of Changes in Net Interest Income (dollar amounts in thousands)
	2004 Change From 2003
	Total Change	Change Due To Volume	Change Due To Rate
Interest-earning assets:
Time deposits with banks	$4	$15	$(11)
Securities	1,751	3,997	(2,246)
Federal funds sold	-0-	1	(1)
Loans	2,557	7,433	(4,876)
Total interest income	4,312	11,446	(7,134)
Interest-bearing liabilities:
Savings deposits	713	780	(67)
Time deposits	(2,723)	(943)	(1,780)
Short-term borrowings	292	694	(402)
Long-term debt	3,036	4,780	(1,744)
Total interest expense	1,318	5,311	(3,993)
Net interest income	$2,994	$6,135	$(3,141)

Interest and fees on loans for the three months ended June 30, 2004, increased $2.6 million compared to the three months ended June 30, 2003, primarily as a result of volume increases.  The averages include the addition of PFC for the full quarter in 2004 and GAF since May 24, 2004.  Average loans for the second quarter of 2004 increased $468.1 million compared to averages for the second quarter of 2003.  The largest increases were in commercial loans and mortgages.  The total yield on loans for the second quarter of 2004 was 5.87% representing a decrease of 64 basis points (0.64%)compared to yields for the second quarter of 2003.

Interest income on investments for the three months ended June 30, 2004, was $21.4 million, reflecting an increase of $1.8 million compared to the three months ended June 30, 2003.  An increase due to volume of $4.0 million was partially offset by a decrease due to interest rate.  Average investments increased by $394.9 million for the second quarter of 2004 compared to averages for the second quarter of 2003.  Average investments for the second quarter of 2004 included increases due to PFC for the full period and increases due to GAF from May 24, 2004.  The most significant increases were in U.S. government agency securities.  Total yield on investments was 4.23% for the second quarter of 2004 compared to 4.77% for the second quarter of 2003.

Interest expense on deposits dropped $2.0 million for the three months ended June 30, 2004, compared to the three months ended June 30, 2003.  The largest part of the decrease was due to the decline in interest rates as rates fell 41 basis points (0.41%) for the 2004 quarter to 1.59%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2004 as Compared to the Three Months Ended
June 30, 2003 (continued)

The decrease due to rates was primarily due to time deposits as rates for these products dropped 44 basis (0.44%) for the 2004 period compared to 2003.  Average total deposits were $3,537.4 million for 2004 compared to $3,194.3 million for the corresponding period of 2003.  Decreases in average time deposit balances were offset by increases in average savings deposit balances.  Average deposits included increases in all categories due to PFC for the full period and GAF from May 24, 2004.

Interest expense on long-term debt for the three months ended June 30, 2004, increased $3.0 million from $8.2 million reported for the three months ended June 30, 2003, primarily as a result of volume increases.  Average long-term debt was $338.1 million more in the second quarter of 2004 than averages for the second quarter of 2003.  Average long-term debt included increases due to PFC for the full period and GAF from May 24, 2004.  In addition, long-term debt included increases due to additional debt in the form of subordinated debentures.  Subordinated debentures in the amount of $72.1 million were outstanding for the full quarter of 2004.

Provision for Credit Losses

The provision for credit losses was $2.5 million for the three months ended June 30, 2004, compared to $3.5 million for the three months ended June 30, 2003.  The second quarter of 2004 reflected a decrease of $831 thousand in net charge-offs when compared to the second quarter of 2003.  The most significant decrease in net charge-offs for the second quarter of 2004 compared to 2003 was in real estate loans secured by 1-4 family property.

Noninterest Income

Net securities gains were $145 thousand for the second quarter of 2004 compared to securities gains of $3.2 million for the second quarter of 2003.  Securities gains during both the 2004 and the 2003 periods resulted primarily from the sale of Pennsylvania bank stocks.  During the second quarter of 2004 Pennsylvania bank stocks with book values of $358.8 thousand were sold, while bank stocks with book values of $5.6 million were sold during the second quarter of 2003, generating gains of $79.9 thousand and $3.2 million, respectively.  The 2004 period also included gains from the sale of tax-free municipal securities.

Other increases in noninterest income included increase in service charges on deposits, income from bank owned life insurance, income from card related interchange fees and trust income in the amounts of $505 thousand, $199 thousand, $195 thousand and $158 thousand, respectively.  Increases in noninterest income are in large part due to the acquisition of PFC and GAF.  The increases in service charges on deposits were most notable in the NSF fees category.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2004 as Compared to the Three Months Ended
June 30, 2003 (continued)

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2004, was $33.5 million reflecting an increase of $5.2 million from the corresponding period of 2003.  Employee costs were $17.1 million for the second quarter of 2004, representing an increase of $2.0 million over 2003 levels.  Salary expense was up $1.5 million or 12.6% for the second quarter of 2004 compared to 2003.  Employee benefit costs rose $542 thousand or 14.9% for the second quarter of 2004.  The increases were primarily due to the acquisitions of PFC and GAF as full-time equivalent employees increased to 1,661 at the end of the second quarter of 2004 compared to 1,447 at the same time in 2003.

Net occupancy expense increased $394 thousand for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Rental expense accounted for $197 thousand of the increase, primarily due to the addition of the former BankPittsburgh and Great American Federal offices.

Merger and integration charges were $873 thousand for the second quarter of 2004 and included severance related salary and benefit expenses that were accrued during the second quarter of 2004 due to the integration of PFC into the Corporation.  Future periods could be impacted by similar costs as the PFC and GAF integrations continue.

Other noninterest expenses included increases in data processing expense, telephone and data line expense and intangible amortization of $292 thousand, $239 thousand and $232 thousand, respectively.  The inclusion of PFC and GAF in the Corporation's results was primarily the cause of increased noninterest expenses.

Income tax expense decreased $1.5 million for the second quarter of 2004 compared to the second quarter of 2003.  Tax expense for the second quarter of 2004 was positively impacted by an increase in tax-exempt income and tax credits compared to 2003 levels.  The Corporation's effective tax rate was 14.2% for the second quarter of 2004 compared to 20.0% for the corresponding period of 2003.

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

At June 30, 2004, total interest-earning assets were $5,812.1 million, up from the $4,903.7 million recorded at December 31, 2003.  The increase of $908.4 million included interest-earning assets in the amount of $815.8 million that were assumed in the acquisition of GAF.  Excluding the acquisition of GAF, loans (net of unearned income) increased $110.6 million for the first six months of 2004.  The majority of the loan increases were in commercial and installment loans.  The Corporation's auto lease portfolio reflected decreases of $8.1 million for the first six months of 2004 since the Corporation discontinued its automobile leasing activities during 2003.  Investment securities, excluding the acquisition of GAF and the impact of the GAF purchase accounting adjustments, decreased $24.9 million for the first six months of 2004.  This decrease in investment securities was due to the decline in the market value of available for sale securities, which fell $32.3 million.

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity that a bank can have due to long-term relationships with a deposit customer.  Total deposits increased $605.8 million for the first six months of 2004.  This included an increase of $524.2 million for the deposits that were assumed in the acquisition of GAF and an increase due to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

purchase accounting adjustments in the amount of $5.4 million that were recorded as part of the GAF acquisition transaction.  Excluding the GAF acquisition activity, noninterest-bearing demand deposits and savings deposits increased by $30.3 million and $132.8 million, respectively, while time deposits decreased by $86.9 million.

Excluding the acquisition growth from GAF, short-term borrowings increased during the first six months of 2004 by $40.0 million.  The total increase in short-term borrowings of $93.6 million included $53.6 million that was acquired from GAF.  The total growth in long-term borrowings of $280.7 million included $207.7 million for the debt that was assumed in the acquisition of GAF.  The remaining growth in long-term debt was due to an additional $50 million in Federal Home Loan Bank advances that was used to purchase mortgage backed investment securities and $41.2 million in subordinated debentures that was used to fund the GAF acquisition.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of June 30, 2004, securities available for sale had an amortized cost of $2,260.9 million and an approximate fair value of $2,252.0 million.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The cumulative gap at the 365-day repricing period was negative in the amount of $1,232.0 million or 19.68% of total assets at June 30, 2004.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following tables list the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 2004, and December 31, 2003 (dollar amounts in thousands):

	June 30, 2004
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,226,331	$198,814	$329,067	$1,754,212
Investments	194,328	64,617	179,838	438,783
Other interest-earning assets	7,238	-0-	-0-	7,238

Total interest-sensitive assets	1,427,897	263,431	508,905	2,200,233

Certificates of deposit	283,512	138,778	422,924	845,214
Other deposits	1,823,170	-0-	-0-	1,823,170
Borrowings	733,726	20,907	9,255	763,888

Total interest-sensitive liabilities	2,840,408	159,685	432,179	3,432,272

Gap	$(1,412,511)	$103,746	$76,726	$(1,232,039)

ISA/ISL	0.50	1.65	1.18	0.64
Gap/Total assets	22.56%	1.66%	1.23%	19.68%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

	December 31, 2003
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,057,021	$178,006	$291,352	$1,526,379
Investments	241,163	116,979	189,610	547,752
Other interest-earning assets	5,362	-0-	-0-	5,362

Total interest-sensitive assets	1,303,546	294,985	480,962	2,079,493

Certificates of deposits	325,957	242,706	249,361	818,024
Other deposits	1,413,069	-0-	-0-	1,413,069
Borrowings	634,878	1,407	21,290	657,575

Total interest-sensitive liabilities	2,373,904	244,113	270,651	2,888,668

Gap	$(1,070,358)	$50,872	$210,311	$(809,175)

ISA/ISL	0.55	1.21	1.78	0.72
Gap/Total assets	20.63%	0.98%	4.05%	15.59%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.00% decline in net interest income when compared to the base case.  The analysis at June 30, 2004 indicated that a 200 basis point (2.00%) increase in interest rates would decrease net interest income by 40 basis points (0.40%) below the base case scenario and a 200 basis point (2.00%) decline in interest rates would decrease net interest income by 325 basis points (3.25%) below the base case scenario, over the next twelve months, both within policy limits.

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

The Corporation entered into an interest rate swap transaction during the third quarter of 2003 and two additional interest rate swap transactions during the second quarter of 2004.  Each of the swap transactions involved hedging adjustable LIBOR based commercial loans with a receive-fixed and pay-floating interest rate swap of $25 million notional amount, for a total of $75 million.  The original maturities of the swap transactions ranged from 2.5 to 3 years.  The purpose of the swap was to reduce the Corporation's exposure to further declines in interest rates.  The ALCO continues to evaluate the use of additional derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW

The following table identifies amounts of loan losses and nonperforming loans.  A loan is placed in nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt.  Past due loans are those which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.  Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and are in compliance with the restructured terms.  The following table identifies nonperforming loans as of June 30:

	At June 30,
	2004	2003
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$13,285	$20,810
Past due loans	11,085	14,778
Renegotiated loans	189	201

Total nonperforming loans	$24,559	$35,789

Other real estate owned	$2,421	$1,714

Loans outstanding at end of period	$3,468,152	$2,621,569

Average loans outstanding (year-to-date)	$2,983,534	$2,644,059

Nonperforming loans as a percent of total loans	0.71%	1.37%

Provision for credit losses	$4,620	$6,925

Net charge-offs	$4,324	$5,817

Net charge-offs as a percent of average loans outstanding (annualized)	0.29%	0.44%

Provision for credit losses as a percent of net charge-offs	106.85%	119.05%

Allowance for credit losses as a percent of average loans outstanding	1.43%	1.35%

Allowance for credit losses as a percent of end-of-period loans outstanding	1.23%	1.36%

Allowance for credit losses as a percent of nonperforming loans	173.72%	99.48%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The Corporation considers a loan to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect principal or interest that is due according to the contractual terms of the loan.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  Payments received on impaired loans are applied against the recorded investment in the loan.  For loans other than those that the Corporation expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.  Impaired loans include loans on a nonaccrual basis and renegotiated loans.

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at
June 30:

	2004	2003
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$13,474	$21,011

Year to date average balance of impaired loans	$13,522	$22,262

Allowance for credit losses related to impaired loans	$2,488	$5,308

Impaired loans with an allocation of the allowance for credit losses	$7,493	$15,318

Impaired loans with no allocation of the allowance for credit losses	$5,981	$5,693

Year to date income recorded on impaired loans on a cash basis	$144	$199

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of June 30, 2004, there were no significant concentrations of credit.

Nonperforming loans at June 30, 2004, decreased $11.2 million compared to June 30, 2003 levels in all categories.  The most significant improvements in nonperforming loans since June 30, 2003, occurred during the fourth quarter of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The decrease in nonaccrual loan levels of $7.5 million was primarily due to decreases in nonaccrual commercial loans.  Past due loans for the 2004 period decreased $3.7 million compared to the corresponding period of 2003.  The decrease in past due loans was also primarily due to commercial loans.  Nonperforming loans as a percent of total loans was 0.71% at June 30, 2004 compared to 1.37% at June 30, 2003, while the allowance for credit losses as a percent of nonperforming loans was 173.72% and 99.48%, respectively for the same periods.

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

CAPITAL RESOURCES

Equity capital stood at $524.2 million at June 30, 2004, an increase of $93.2 million compared to December 31, 2003.  Dividends declared reduced equity by $20.9 million during the first six months of 2004.  The retained net income of $4.0 million remained in permanent capital to fund future growth and expansion.  Payment by the Corporation's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the Corporation's common stock for future distribution as employee compensation, net of fair value adjustments to unearned ESOP shares, increased equity by $429 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $393 thousand during the first six months of 2004.  The market value adjustments to securities available for sale and the loan swaps decreased equity by $21.0 million and $152 thousand, respectively, for the period.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $5.1 million during 2004, while the tax benefit related to stock options increased equity by $291 thousand.  Equity capital was also impacted during 2004 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This contingent payment of the Corporation's common stock was the second of four scheduled annual installments.  Equity capital was also impacted during the first six months of 2004 by the acquisition of GAF.  The issuance of common stock related to the acquisition of GAF resulted in an increase to equity capital in the amount of $105.2 million, while the conversion of GAF's investment in FCFC stock into treasury shares resulted in a decrease of $514 thousand to equity capital.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES (continued)

The table below presents the Corporation's capital position at June 30, 2004:

	Amount (in thousands)	Percent of Adjusted Assets
Tier I Capital	486,079	12.1%
Risk-Based Requirement	160,600	4.0%

Total Capital	528,742	13.2%
Risk-Based Requirement	321,201	8.0%

Minimum Leverage Capital	486,079	8.8%
Minimum Leverage Requirement	165,564	3.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At June 30, 2004, the Corporation's banking and trust subsidiaries exceeded those requirements.

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
AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES (Continued)

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

On April 19, 2004, the Corporation held its regularly scheduled annual meeting of shareholders. The following proposal was considered and acted upon:

The following directors were elected for terms to expire in 2007:
Votes For Votes Withheld

David S. Dahlmann 46,530,209 541,058
Alan R. Fairman 46,565,108 506,159
Joseph E. O'Dell 46,518,011 553,256
E. James Trimarchi 46,228,133 843,134

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
PART II - OTHER INFORMATION

(b) Reports on Form 8-K:
The following reports on Form 8-K were furnished during the quarter ended June 30, 2004:
(1) Form 8-K dated April 15, 2004, reporting the Corporation's press release announcing its earnings for the three month period ended March 31, 2004.
(2) Form 8-K dated May 24, 2004, reporting the Corporation's press release announcing the completion of the acquisition of GA Financial, Inc.

The following reports on form 8-K were filed during the quarter ended June 30, 2004:
(1) Form 8-K dated May 28, 2004, reporting the acquisition of GA Financial, Inc. on May 25, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 5, 2004	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: August 5, 2004	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer