Form 10-Q
period 2004-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2004-11-04
CIK 712537

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Yes    X     No       .

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of October 31, 2004, was 69,594,838.

     FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2004	December 31, 2003

ASSETS
Cash and due from banks on demand........................	$79,833	$82,510
Interest-bearing bank deposits...........................	8,292	5,362

Securities available for sale, at market.................	2,198,856	1,969,176
Securities held to maturity, at cost, (Market value $78,315 in 2004 and $109,609 in 2003).............................	73,904	104,254

Loans....................................................	3,533,803	2,825,337
Unearned income........................................	(294)	(455)
Allowance for credit losses............................	(43,162)	(37,385)

Net loans..........................................	3,490,347	2,787,497

Premises and equipment...................................	56,576	46,538
Other real estate owned..................................	2,295	1,866
Goodwill.................................................	128,229	29,854
Amortizing intangibles, net..............................	18,079	3,256
Other assets.............................................	202,366	158,882

Total assets.........................................	$6,258,777	$5,189,195

LIABILITIES

Deposits (all domestic):
Noninterest-bearing....................................	$475,183	$408,647
Interest-bearing.......................................	3,376,168	2,879,628

Total deposits.......................................	3,851,351	3,288,275

Short-term borrowings....................................	976,873	634,127
Other liabilities........................................	38,655	41,875

Subordinated debentures..................................	108,250	75,304
Other long-term debt.....................................	756,626	718,668

Total long-term debt.................................	864,876	793,972

Total liabilities....................................	5,731,755	4,758,249

SHAREHOLDERS' EQUITY

Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized, 71,978,568 and 63,704,445 shares issued at September 30, 2004 and December 31, 2003 respectively; 69,568,513 and 60,712,020 shares outstanding at September 30, 2004 and December 31, 2003 respectively...........................................	71,978	63,704
Additional paid-in capital...............................	175,112	79,581
Retained earnings........................................	302,327	312,261
Accumulated other comprehensive income...................	14,906	15,173
Treasury stock (2,410,055 shares at September 30, 2004 and 2,992,425 at December 31, 2003, at cost)............................	(30,437)	(37,779)
Unearned ESOP shares.....................................	(6,864)	(1,994)

Total shareholders' equity...........................	527,022	430,946

Total liabilities and shareholders' equity...........	$6,258,777	$5,189,195

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands)

	For the Quarter Ended September 30,		For the 9 Months Ended September 30,
Interest Income	2004	2003	2004	2003
Interest and fees on loans....................	$51,472	$40,089	$136,937	$123,641
Interest and dividends on investments:
Taxable interest ....	20,019	16,335	55,853	49,940
Interest exempt from Federal income taxes........	3,048	2,690	8,421	7,900
Dividends............	391	489	1,172	1,614
Interest on Federal funds sold...............	2	1	4	3
Interest on bank deposits.................	8	1	23	10

Total interest income	74,940	59,605	202,410	183,108

Interest Expense
Interest on deposits...	15,421	14,659	42,882	46,417
Interest on short-term borrowings...............	3,639	1,708	7,264	4,858

Interest on company obligated mandatorily redeemable capital securities of subsidiary trust.....	-0-	832	-0-	2,494
Interest on subordinated debentures...............	1,829	-0-	4,910	-0-
Interest on other long-term debt................	7,992	7,417	26,053	22,063
Total interest on long-term debt...........	9,821	8,249	30,963	24,557

Total interest expense.........................	28,881	24,616	81,109	75,832

Net Interest Income...	46,059	34,989	121,301	107,276
Provision for credit losses...................	2,675	3,495	7,295	10,420
Net interest income after provision for credit losses	43,384	31,494	114,006	96,856

Other Income
Securities gains.......	51	166	4,046	5,621
Trust income...........	1,413	1,342	4,123	3,811
Service charges on deposit accounts.........	4,059	3,447	11,019	9,551
Gain on sale of branches.........................	-0-	3,062	-0-	3,062
Insurance commissions..	1,046	910	2,715	2,555
Income from bank owned life insurance............	1,333	1,136	3,847	3,234
Merchant discount income.........................	988	959	2,723	2,666
Card related interchange income...................	986	634	2,496	1,933
Other income...........	1,927	2,201	5,514	5,693

Total other income...	11,803	13,857	36,483	38,126

Other Expenses
Salaries and employee benefits.................	17,303	15,163	51,147	45,644
Net occupancy expense..	2,540	2,023	6,894	5,768
Furniture and equipment expense..................	3,064	2,522	8,290	7,618
Data processing expense	1,079	688	2,805	1,836
Pennsylvania shares tax expense..................	1,140	1,075	3,414	3,216
Intangible amortization	565	3	877	16
Litigation settlement (recovery)...............	-0-	-0-	-0-	(610)
Merger and integration charges..................	(39)	-0-	2,125	-0-
Debt prepayment fees...	29,495	-0-	29,495	-0-
Other operating expenses.........................	8,906	6,531	24,267	20,671

Total other expenses.	64,053	28,005	129,314	84,159

Income (loss) before income taxes..........	(8,866)	17,346	21,175	50,823
Applicable income taxes (benefit)................	(6,071)	3,511	(913)	10,257

Net Income (Loss).....	$(2,795)	$13,835	$22,088	$40,566

Average Shares Outstanding.........................	69,077,293	58,950,258	64,784,404	58,808,464
Average Shares Outstanding Assuming Dilution..............	69,701,327	59,376,716	65,328,753	59,139,101
Per Share Data:
Basic earnings per share.........................	$(0.04)	$0.23	$0.34	$0.69
Diluted earnings per share....................	$(0.04)	$0.23	$0.34	$0.69
Cash dividends per share.........................	$0.160	$0.155	$0.480	$0.465

  The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2002...................	$62,525	$64,885	$296,165	$25,851	$(44,981)	$(3,055)	$401,390

Comprehensive income
Net income...........	-0-	-0-	40,566	-0-	-0-	-0-	40,566
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period......	-0-	-0-	-0-	(4,971)	-0-	-0-	(4,971)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(3,595)	-0-	-0-	(3,595)
Unrealized holding gains on derivatives used in cash flow hedging relationship arising during the period.................	-0-	-0-	-0-	106	-0-	-0-	106

Total other comprehensive income (loss).................	-0-	-0-	-0-	(8,460)	-0-	-0-	(8,460)

Total comprehensive income.................	-0-	-0-	40,566	(8,460)	-0-	-0-	32,106

Cash dividends declared	-0-	-0-	(27,490)	-0-	-0-	-0-	(27,490)

Net decrease in unearned ESOP shares............	-0-	-0-	-0-	-0-	-0-	804	804

Discount on dividend reinvestment plan purchases	-0-	(519)	-0-	-0-	-0-	-0-	(519)

Treasury stock reissued	-0-	(581)	-0-	-0-	4,141	-0-	3,560

Tax benefit of stock options................	-0-	142	-0-	-0-	-0-	-0-	142

Balance at September 30, 2003...................	$62,525	$63,927	$309,241	$17,391	$(40,840)	$(2,251)	$409,993

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2003...................	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

Comprehensive income

Net income...........	-0-	-0-	22,088	-0-	-0-	-0-	22,088

Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period.................	-0-	-0-	-0-	2,048	-0-	-0-	2,048
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,613)	-0-	-0-	(2,613)
Unrealized holding gains on derivatives used in cash flow hedging relationship arising during the period.................	-0-	-0-	-0-	298	-0-	-0-	298

Total other comprehensive income (loss).................	-0-	-0-	-0-	(267)	-0-	-0-	(267)

Total comprehensive income.................	-0-	-0-	22,088	(267)	-0-	-0-	21,821

Cash dividends declared	-0-	-0-	(32,022)	-0-	-0-	-0-	(32,022)

Net increase in unearned ESOP shares............	-0-	-0-	-0-	-0-	-0-	(4,870)	(4,870)

Discount on dividend reinvestment plan purchases	-0-	(601)	-0-	-0-	-0-	-0-	(601)

Treasury stock acquired	-0-	-0-	-0-	-0-	(514)	-0-	(514)

Treasury stock reissued	-0-	(1,239)	-0-	-0-	7,856	-0-	6,617

Tax benefit of stock options................	-0-	415	-0-	-0-	-0-	-0-	415

Stock issued for acquisition............	8,274	96,956	-0-	-0-	-0-	-0-	105,230

Balance at September 30, 2004...................	$71,978	$175,112	$302,327	$14,906	$(30,437)	$(6,864)	$527,022

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the 9 Months Ended September 30,
	2004	2003

Operating Activities
Net income...............................................	$22,088	$40,566
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses ...........................	7,295	10,420
Depreciation and amortization..........................	6,618	5,651
Net gains on sales of assets...........................	(3,981)	(6,115)
Net gains on sale of branches..........................	-0-	(3,051)
Income from increase in cash surrender value of bank owned life insurance	(3,847)	(3,233)
Stock option tax benefit...............................	415	142
Changes, net of acquisition:
Decrease in interest receivable......................	1,307	2,536
Increase (decrease) in interest payable..............	403	(2,570)
Increase (decrease) in income taxes payable..........	(9,070)	1,053
Net decrease (increase) in loans held for sale.......	160	(1,386)
Change in deferred taxes.............................	(614)	(2,493)
Other-net............................................	(6,810)	(1,013)

Net cash provided by operating activities............	13,964	40,507

Investing Activities
Changes, net of acquisition:
Transactions with securities held to maturity:
Proceeds from sales....................................	-0-	-0-
Proceeds from maturities and redemptions...............	30,367	83,671
Transactions with securities available for sale:
Proceeds from sales....................................	102,018	50,634
Proceeds from maturities and redemptions...............	624,137	811,639
Purchases..............................................	(664,967)	(1,263,155)
Proceeds from sales of other assets......................	8,430	8,467
Acquisition of affiliate, net of cash received...........	(70,872)	-0-
Net (increase) decrease in time deposits with banks......	(1,016)	1,172
Net increase in loans....................................	(192,845)	(8,210)
Purchases of premises and equipment......................	(9,032)	(3,984)

Net cash used by investing activities................	(173,780)	(319,766)

Financing Activities
Changes, net of acquisition:
Repayments of other long-term debt.......................	(457,537)	(11,553)
Proceeds from issuance of other long-term debt...........	283,486	10,000
Repayments of subordinated debentures...........................................................	(8,292)	-0-
Proceeds from issuance of subordinated debentures........	41,238	-0-
Discount on dividend reinvestment plan purchases.........	(601)	(519)
Dividends paid...........................................	(30,605)	(27,440)
Net increase in Federal funds purchased..................	10,700	21,700
Net increase in other short-term borrowings..............	278,451	164,592
Sale of branches, net of cash received...................	-0-	(21,329)
Net increase in deposits.................................	33,885	135,920
Proceeds from sale of treasury stock.....................	6,414	3,358

Net cash provided by financing activities............	157,139	274,729

Net decrease in cash and cash equivalents............	(2,677)	(4,530)

Cash and cash equivalents at January 1...................	82,510	81,114

Cash and cash equivalents at September 30................	$79,833	$76,584

 The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("the Corporation").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2004 and the results of operations for the three month and nine month periods ended September 30, 2004 and 2003, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2004 and 2003.  The results of operations for the three month and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with the Corporation's 2003 Annual Report on Form 10-K which is available on the Corporation's website at http://www.fcbanking.com.  The Corporation's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through the Corporation's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (dollar amounts in thousands)

	2004	2003

Cash paid during the first nine months of the year for:

Interest	$80,706	$78,402
Income Taxes	$8,528	$11,555

Noncash investing and financing activities:

ESOP loan reductions	$643	$804
ESOP borrowings	$5,513	$-0-
Loans transferred to other real estate owned and repossessed assets	$3,521	$3,458
Gross decrease in market value adjustment to securities available for sale	$(869)	$(13,179)
Gross increase in market value adjustment of derivatives instruments	$458	$163
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholder's Equity: (dollar amounts in thousands)

	September 30, 2004			September 30, 2003
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$3,151	$(1,103)	$2,048	$(7,648)	$2,677	$(4,971)
Less: reclassification adjustment for gains realized in net income	(4,020)	1,407	(2,613)	(5,531)	1,936	(3,595)
Unrealized gains on derivatives used in cash flow hedging relationships:
Unrealized holding gains arising during the period	458	(160)	298	163	(57)	106

Other comprehensive income (loss)	$(411)	$144	$(267)	$(13,016)	$4,556	$(8,460)

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
September 30, 2004
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of FAS No. 123 to stock-based compensation:
(Dollar amounts in thousands, except per share data)	Three months ended September 30,
	2004	2003

Net Income, as reported	$(2,795)	$13,835
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-0-	(338)
Pro forma net income	$(2,795)	$13,497

Earnings per share:
Basic - as reported	$(0.04)	$0.23
Basic - pro forma	$(0.04)	$0.23
Diluted - as reported	$(0.04)	$0.23
Diluted - pro forma	$(0.04)	$0.23

Average shares outstanding	69,077,293	58,950,258
Average shares outstanding assuming dilution	69,701,327	59,376,716

(Dollar amounts in thousands, except per share data)	Nine months ended September 30,
	2004	2003

Net Income, as reported	$22,088	$40,566
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(1,014)
Pro forma net income	$22,050	$39,552

Earnings per share:
Basic - as reported	$0.34	$0.69
Basic - pro forma	$0.34	$0.67
Diluted - as reported	$0.34	$0.69
Diluted - pro forma	$0.34	$0.67

Average shares outstanding	64,784,404	58,808,464
Average shares outstanding assuming dilution	65,328,753	59,139,101

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 5 Restructuring Charges

The Corporation incurred restructuring charges of $6,140 thousand during 2002 in accordance with EITF 94-3.  These restructuring charges resulted from the merger of the charters of the Corporation's two wholly-owned commercial banks (First Commonwealth Bank and Southwest Bank) and the adoption of a new common brand and identity for all financial services subsidiaries.  The largest component of these charges was $4,652 thousand of employee separation costs consisting of severance packages for 95 employees from various affiliates of the Corporation including all levels of staff from the executive management level to back office support staff. These amounts were included as restructuring charges, a component of Other Expenses on the Consolidated Statements of Income during 2002.

During 2003 and 2002 actual termination benefits paid and charged against the total severance liability were $2,823 thousand and $1,263 thousand, respectively, leaving a remaining unpaid liability for severance costs of $566 thousand at December 31, 2003.  During the first nine months of 2004, monthly severance payments totaling $470 thousand were made, reducing the outstanding severance liability to $96 thousand at September 30, 2004.  No additional severance accruals or adjustments relating to the 2002 restructuring charges were recorded during the first nine months of 2004.

NOTE 6 Merger and Integration Charges

In the first nine months of 2004, the Corporation recorded merger and integration charges totaling $2,125 thousand ($1,381 thousand, net of taxes).  The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. ("PFC"). The charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC and were called and paid off in January of 2004.  Also included in the merger and integration charges were $1,640 thousand in salary and benefit severance expenses that were accrued during the first nine months of 2004.  The severance costs were for 23 employees whose positions were eliminated as part of the acquisition.

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
September 30, 2004
(Unaudited)

NOTE 7 New Accounting Pronouncements (continued)

As part of its community reinvestment initiatives, the Corporation invests in qualified affordable housing projects as a limited partner.  The Corporation receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  The Corporation's maximum potential exposure to these partnerships is $4,947 thousand, consisting of the limited partnership investments as of September 30, 2004.  The Corporation has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby the Corporation's portion of partnership losses are recognized as incurred.  The adoption of FIN 46 or FIN 46R has not had a material impact on the Corporation's financial condition or results of operation.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 7 New Accounting Pronouncements (continued)

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining issues related to Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standards No. 115 ("FAS No. 115") and certain other investments.  EITF 03-1 provides clarification guidance to determine when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss.  The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

In September 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"."  FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 from reporting periods beginning after June 15, 2004, until implementation guidance is issued.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  Once additional guidance has been released, the Corporation will evaluate the impact of implementation on the Corporation's financial condition and results of operations.

NOTE 8 Guarantees

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  In addition, many of these commitments are expected to expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements.  The table below identifies the notional amounts of these guarantees at September 30, 2004:  (dollar amounts in thousands)

Financial standby letters of credit	$20,580
Performance standby letters of credit	$5,377

The current notional amounts outstanding above include financial standby letters of credit of $613 thousand and performance standby letters of credit of $863 thousand issued during the first nine months of 2004.  There is currently no liability recorded on the Corporation's balance sheet related to the above letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

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

Employees of an acquired company were covered by a post retirement benefit plan.  The net periodic benefit cost of this plan for the quarter ended September 30 was as follows (dollar amounts in thousands):

	2004	2003
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	71	85
Amortization of transition obligation	1	1
Loss amortization	21	30
Net periodic benefit cost	$93	$116

The net periodic benefit cost of this plan for the nine months ended September 30 was as follows (dollar amounts in thousands):

	2004	2003
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	212	254
Amortization of transition obligation	2	2
Loss amortization	63	90
Net periodic benefit cost	$277	$346

This is an unfunded post retirement plan.  The plan was curtailed in 1998.  Future payments will only consist of benefit payments for life and health insurance premiums for plan participants as of January 1, 2002.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduced a prescription drug benefit under Medicare Part D. The Act also introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  As of the filing date of this quarterly report on Form 10-Q, the Corporation has not been able to determine whether the prescription drug benefits provided by the Corporation's postretirement plan are actuarially equivalent to Medicare Part D.  As a result, the preceding measures of the net periodic postretirement benefit cost do not reflect any amounts associated with the federal subsidy.  The impact of the Act, once determined, could affect reported calculations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

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

The merger was accounted for as a purchase transaction whereby the identifiable tangible and intangible assets and liabilities of GAF have been recorded at their fair values as of the acquisition date.  Purchase accounting valuation adjustments, which represent the difference between the carrying value and the fair value of identifiable tangible and intangible assets and liabilities, were recorded in the Consolidated Balance Sheet.  As of September 30, 2004, preliminary goodwill in the amount of $96.9 million was recorded as a result of the transaction.  This included adjustments to goodwill that were recorded during the third quarter of 2004.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 11 FHLB Restructuring

The third quarter of 2004 included a previously announced charge of $29.5 million ($19.2 million after tax) representing a penalty for the prepayment of $440 million in Federal Home Loan Bank, or FHLB, long-term borrowings.  The prepayment penalty is reflected in the Consolidated Statements of Income as debt prepayment fees.  The FHLB borrowings were replaced with other borrowings having maturities ranging from overnight to 2010.  This transaction expands the maturity distribution of the company's FHLB advances to minimize the impact of maturities on any one year.  It also reduced the initial interest cost on the $440 million in FHLB advances by 292 basis points (2.92%).  First Commonwealth expects that the transaction will result in an increase in net interest income over the remaining term of the original advances in excess of the prepayment penalty.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Nine Months of 2004 as Compared to the First Nine Months of 2003

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

Net income for the first nine months of 2004 was $22.1 million reflecting a decrease of $18.5 million compared to 2003 results of $40.6 million.  The most significant component of this decrease was the previously announced penalty related to the prepayment of FHLB long-term advances.  This penalty was $29.5 million or $19.2 million after taxes.  Security gains in the 2004 period were less than that of the 2003 period and the 2004 period included merger and integration costs that were not present in the 2003 period.  In addition, the 2004 period incorporated the results of GAF since May 24, 2004, as well as the results of PFC for the entire reporting period.  The 2003 period included a gain on the sale of two branches.  Basic and diluted earnings per share were $0.34 for the first nine months of 2004 compared to $0.69 for the same period of 2003.

Return on average assets was 0.52% and return on average equity was 6.14% for the first nine months of 2004 compared to 1.16% and 13.26%, respectively, for the first nine months of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2004 as Compared to the First Nine Months of 2003 (continued)

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, prior year	$0.69

Increase (decrease) from changes in:
Net interest income	0.04
Provision for credit losses	0.06
Security transactions	(0.03)
Service charges on deposits	0.01
Gain on sale of branches	(0.05)
Salaries and employee benefits	(0.01)
Net occupancy expense	(0.01)
Data processing expense	(0.01)
Intangible amortization	(0.01)
Litigation settlement (recovery)	(0.01)
Merger and integration charges	(0.03)
Debt prepayment fees	(0.45)
Other operating expenses	(0.03)
Applicable income taxes	0.19

Net income per share, current year	$0.34

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income increased by $14.0 million for the first nine months of 2004 over the related period of 2003, as average interest-earning assets increased by 20.8%.

Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) was 3.27% for the nine months of 2004 compared to 3.52% for the nine months of 2003 reflecting a decrease of 25 basis points (0.25%).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2004 as Compared to the First Nine Months of 2003
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

Analysis of Changes in Net Interest Income (dollar amounts in thousands)
	2004 Change From 2003
	Total Change	Change Due To Volume	Change Due To Rate
Interest-earning assets:
Time deposits with banks	$13	$45	$(32)
Securities	5,992	11,444	(5,452)
Federal funds sold	1	1	-0-
Loans	13,296	25,166	(11,870)
Total interest income	19,302	36,656	(17,354)
Interest-bearing liabilities:
Savings deposits	2,914	2,141	773
Time deposits	(6,449)	(823)	(5,626)
Short-term borrowings	2,406	2,285	121
Long-term debt	6,406	12,531	(6,125)
Total interest expense	5,277	16,134	(10,857)
Net interest income	$14,025	$20,522	$(6,497)

Interest and fees on loans increased $13.3 million for the first nine months of 2004 compared to 2003 due to volume increases.  The volume increases were offset by decreases due to loan yields declining in the lower interest rate environment.  The total yield on loans for the first nine months of 2004 was 5.97%, compared to loan yields of 6.52% for the first nine months of 2003.  Average total loans for the first nine months of 2004 rose $529.9 million compared to averages for the first nine months of 2003 as increases were noted in all loan categories with the exception of leases, since the Corporation has discontinued its leasing activities.  The largest increases were recorded in the commercial loan category.  The averages include the addition of PFC for the full period of 2004 and GAF since May 24, 2004.  The Corporation has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation has consistently been one of the top small business lenders in Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2004 as Compared to the First Nine Months of 2003
(continued)

Interest income on investment securities increased $6.0 million for the first nine months of 2004 compared to the first nine months of 2003.  Increases due to volume of $11.4 million were partially offset by decreases due to the decline in interest rates of $5.4 million.  Average investment securities increase by $381.7 million for the first nine months of 2004 compared to the same period of 2003 and included increases due to PFC for the full period and increases due to GAF since May 24, 2004.  The most significant increases were in U.S. government agency securities.  Total yield on investments was 4.32% for the first nine months of 2004 compared to 4.77% for the same period of 2003, a decline of 45 basis points (0.45%).  Declines in interest income due to rate for U.S. government agency securities were $3.5 million as yields on these securities decreased 29 basis points (0.29%) for the 2004 period compared to the corresponding period of 2003.

Interest expense on total deposits dropped $3.5 million for the 2004 period compared to 2003 primarily due to decreases in time deposit interest rates.  The rate on time deposits dropped 45 basis points (0.45%) while the rate on savings deposits increased 6 basis points (0.06%).  The Corporation's deposit mix continues to change as clients registered a preference for savings deposits rather than time deposits during continuing economic uncertainties.  Average savings deposits increased $404.3 million for 2004 compared to 2003 averages while average time deposits dropped $58.7 million over the same time frames.  Average deposits included increases in all categories due to PFC for the full period and GAF since May 24, 2004.  During its management of deposit levels and mix, the Corporation continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing the Corporation's cost of funds.

Interest expense on short-term borrowings increased $2.4 million for the first nine months of 2004 compared to the same period of 2003 primarily due to increases in volume.  The average balance of short-term borrowings for the first nine months of 2004 increased by $237.2 million compared to the average for the prior year.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2004 as Compared to the First Nine Months of 2003
(continued)

Interest expense on long-term debt increased $6.4 million for the first nine months of 2004 compared to the corresponding period of 2003.  Increases due to volume were partially offset by decreases due to rate.  Average long-term debt for the nine months of 2004 increased by $295.5 million compared to 2003 averages.  Average long-term debt included increases due to PFC for the full period and GAF since May 24, 2004.  In addition, approximately $59.6 million of the average increase was due to additional debt in the form of subordinated debentures that were acquired in December 2003 and March 2004, with face amounts of $30.9 million and $41.2 million, respectively.  This debt was issued in anticipation of the acquisition of GAF.  The rate on long-term debt decreased by 94 basis points (0.94%) in the first nine months of 2004 compared to the same period of 2003.  The rate reduction was anticipated in connection with the prepayment of FHLB long-term advances.  The Corporation was able to replace these advances with lower rate borrowings.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $7.3 million for the first nine months of 2004 compared to $10.4 million for the same period of 2003.  The decrease of $3.1 million was due to improvement in nonperforming loans and net charge-offs.  Net charge-offs against the allowance for credit losses were $6.5 million for the 2004 period compared to $8.7 million for the corresponding period of 2003.  Annualized net charge-offs as a percent of average loans outstanding were 0.27% as of September 30, 2004 compared to 0.44% as of September 30, 2003.  The provision for credit losses as a percent of net charge-offs was 112.21% at September 30, 2004 and 119.32% at September 30, 2003.  See the "Credit Review" section for an analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2004 as Compared to the First Nine Months of 2003
(continued)

Below is an analysis of the consolidated allowance for credit losses for the nine month periods ended September 30, 2004 and 2003:

	2004	2003
	(amounts in thousands)

Balance January 1,	$37,385	$34,496
Addition as result of acquisition	4,983	-0-
Loans charged off:
Commercial, financial and agricultural	3,228	3,307
Real estate-construction	-0-	384
Real estate-commercial	547	978
Real estate-residential	996	2,688
Loans to individuals	2,468	2,548
Lease financing receivables	217	260

Total loans charged off	7,456	10,165

Recoveries of previously charged off loans:
Commercial, financial and agricultural	611	925
Real estate-construction	-0-	-0-
Real estate-commercial	-0-	-0-
Real estate-residential	67	16
Loans to individuals	277	491
Lease financing receivables	-0-	-0-

Total recoveries	955	1,432

Net charge offs	6,501	8,733

Provision charged to operations	7,295	10,420

Balance September 30,	$43,162	$36,183

Noninterest Income

Net securities gains were $4.0 million during the first nine months of 2004 compared to $5.6 million for the first nine months of 2003.  Securities gains during the 2004 period resulted primarily from the sale of Pennsylvania bank stocks with book values of $19.3 million.  Securities gains during the 2003 period resulted primarily from the sale of Pennsylvania bank stocks with book values of $7.3 million and fixed rate corporate bonds classified as securities "available for sale" with book values of $34.5 million.  The corporate bonds sold during 2003 had an average remaining life of one year and the proceeds were reinvested in adjustable rate trust preferred securities with maturities of 30 years and mortgage backed securities with an average life of 3.6 years.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine    Months of 2004 as Compared to the First Nine Months of 2003
(continued)

The 2003 period included a $3.1 million gain on the sale of two branches.  The gain occurred in the third quarter of 2003 as First Commonwealth Bank, a wholly-owned subsidiary of the registrant sold two of its branch offices.  The branches were located in the Chambersburg, PA area.  The sale included $29.2 million in deposit liabilities and $4.4 million in loans associated with the two offices.

Trust income for the first nine months of 2004 was up $312 thousand over the same period of 2003.  The market value to book value ratio is up slightly from the prior year level.  The rebound in market values over prior year levels should help trust income to trend in a positive direction.  The referral programs and integrated growth plans for financial affiliates have continued to help grow trust revenues.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the "Total Solutions Financial Management" ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits are the Corporation's most significant component of noninterest income and increased $1.5 million for the first nine months of 2004 compared to the corresponding period of 2003.  The increases are largely due to the acquisitions of PFC and GAF.  The most significant increase was in nonsufficient funds "NSF" fees of $1.4 million.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.  The increase in NSF fees is due to the inclusion of PFC and GAF as well as the growth of the High Performance Checking products for consumer and business clients.  In addition, the increase in NSF fees is due in part to better management of the collection process to ensure that fee waivers are kept to a minimum.

Other increases in noninterest income included increases in income from bank owned life insurance and card related interchange income in the amounts of $613 thousand and $563 thousand, respectively.  The increases were due in part to the inclusion of PFC and GAF.  The card related interchange income growth was favorably affected by additional volume related to card usage.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2004 as Compared to the First Nine Months of 2003
(continued)

Noninterest Expense

Salary and employee benefit costs increased $5.5 million or 12.1% for the first nine months of 2004 compared to the same period of 2003.  Salary costs accounted for $3.9 million or 11.1% of the increase while benefit costs increased $1.6 million or 15.1%.  The increase was due in large part to an increase in the number of employees from the addition of PFC and GAF.  Full-time equivalent employees were 1,641 at the end of the third quarter of 2004 compared to 1,430 at the same time in 2003.  The largest increase in benefit costs was hospitalization costs, which were up $540 thousand or 12.3%.  The Corporation continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.  Current benefit options include coverages fully paid for by the employer, as well as voluntary benefits whereby employees have the option of purchasing additional benefits at reduced group rates.

Net occupancy expense increased $1.1 million for the first nine months of 2004 over 2003 levels.  Rental expense accounted for $619 thousand of the increase, primarily due to the addition of the former PFC and GAF offices.  Additional increases were also recorded in building repairs and maintenance.  Most of the maintenance increases were related to snow removal expenses resulting from the harsh winter.  The Corporation continues to actively evaluate and upgrade its branch delivery network to optimize client service in existing branches and to continue expansion into growth markets.  The execution of these initiatives may impact occupancy and other expenses in future periods.

Data processing expense increased by $969 thousand in the first nine months of 2004 compared to the same period of 2003, due in part to the acquisitions of PFC and GAF.  In addition, the data processing expense was unfavorably impacted by a rate increase related to clients using debit and credit cards over the STAR network.

Intangible amortization expense increase by $861 thousand in the first nine months of 2004 compared to the same period of 2003.  The increase was due to the amortization of the core deposit intangibles that were recorded for the recent acquisitions.

The merger and integration expenses included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC and were called and paid off in January of 2004.  In addition, the merger related expenses included $1.6 million of severance related salary and benefit expenses that were accrued during the first nine months of 2004 and were due to the integration of PFC into the Corporation.  Future periods could be impacted by similar costs as the GAF integration continues.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2004 as Compared to the First Nine Months of 2003
(continued)

As previously mentioned, noninterest expenses during the 2004 period included a one-time penalty of $29.5 million for the prepayment of $440 million in long-term FHLB advances.  The FHLB advances were replaced with other long-term debt with lower interest rates as well as with short-term borrowings.  The transaction is expected to result in an increase in net interest income over the remaining term of the original advances in excess of the prepayment penalty.

Other increases in noninterest expense included increase in telephone and data line expenses, advertising and other professional fees in the amounts of $599 thousand, $500 thousand and $405 thousand, respectively.  Telephone and data line expense increases were due in large part to the recent acquisitions.  Advertising expense increases are due in large part to grand re-opening events that have taken place in branches that have been newly re-built, remodeled or acquired.  The increase in other professional services is due in part to the use of a consultant to provide targeted marketing services.

Income tax expense decreased $11.2 million for the first nine months of 2004 compared to the first nine months of 2003.  This variance included the tax effect of $10.3 million on the previously mentioned FHLB prepayment penalty.  The Corporation's effective tax rate was (4.3)% for the first nine months of 2004 compared to 20.2% for the corresponding period of 2003.  The effective rate for the first nine months of 2004 was positively impacted by an increase in tax-exempt income and tax credits compared to 2003 levels.

Three Months Ended September 30, 2004 as Compared to the Three Months Ended
September 30, 2003

The Corporation recognized a net loss of $2.8 million for the third quarter of 2004 compared to net income of $13.8 million for the same quarter in 2003.  Basic and diluted earnings per share were ($0.04) for the third quarter of 2004 compared to $0.23 for the third quarter of 2003.  Return on average assets was (0.18)% and return on average equity was (2.13)% for the third quarter of 2004 compared to 1.14% and 13.63%, respectively, for the third quarter of 2003.

Net Interest Income

Net interest income for the third quarter of 2004 of $46.1 million represented an increase of $11.1 million compared to the third quarter of 2003.  The increase in net interest income was due to an increase in average interest-earning assets of 27.8%.  An increase of $10.2 million was due to increases in volume, while the remaining increase was due to interest rates.  Net interest margin (net interest income, on a tax-equivalent basis, as a percentage of average earning assets) for the 2004 period was 3.38% reflecting an increase of 7 basis points (0.07%) from 3.31% reported in 2003 as the cost of funds declined more than asset

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2004 as Compared to the Three Months Ended
September 30, 2003 (continued)

yields.  With the repositioning of borrowings after the FHLB prepayment, low interest rates are expected to have a slightly favorable impact on the prospective net interest margin.

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the quarter ended September 30:

Analysis of Changes in Net Interest Income (dollar amounts in thousands)
	2004 Change From 2003
	Total Change	Change Due To Volume	Change Due To Rate
Interest-earning assets:
Time deposits with banks	$7	$13	$(6)
Securities	3,944	3,125	819
Federal funds sold	1	-0-	1
Loans	11,383	14,126	(2,743)
Total interest income	15,335	17,264	(1,929)
Interest-bearing liabilities:
Savings deposits	2,029	707	1,322
Time deposits	(1,267)	655	(1,922)
Short-term borrowings	1,931	944	987
Long-term debt	1,572	4,804	(3,232)
Total interest expense	4,265	7,110	(2,845)
Net interest income	$11,070	$10,154	$916

Interest and fees on loans for the three months ended September 30, 2004, increased $11.4 million compared to the three months ended September 30, 2003, primarily as a result of volume increases.  The averages include the addition of recent acquisitions for the full quarter in 2004.  Average total loans for the third quarter of 2004 increased $906.5 million compared to averages for the third quarter of 2003.  The largest increases were in commercial loans and mortgages.  The total yield on loans for the third quarter of 2004 was 6.01% representing a decrease of 34 basis points (0.34%)compared to yields for the third quarter of 2003.

Interest income on investments for the three months ended September 30, 2004, was $23.5 million, reflecting an increase of $3.9 million compared to the three months ended September 30, 2003.  Average investments increased by $349.2 million for the third quarter of 2004 compared to averages for the third quarter of 2003.  Average investments for the third quarter of 2004 included increases due to the inclusion of balances from PFC and GAF for the full period.  The most significant increases were in U.S. government agency securities.  The total yield on investments was 4.39% for the third quarter of 2004 compared to 4.33% for the third quarter of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2004 as Compared to the Three Months Ended
September 30, 2003 (continued)

Interest expense on deposits increased $762 thousand for the three months ended September 30, 2004, compared to the same period in 2003.  Increases in savings deposits were partially offset by decreases in time deposits.  Increases due to volume were noted for each of the deposit types, while savings deposits reflected increases due to rate and time deposits reflected decreases due to rate.  Average total deposits were $3,875.3 million for 2004 compared to $3,197.4 million for the corresponding period of 2003.  Average deposits included increases in all categories due to the inclusion of balances from PFC and GAF for the full period in 2004.  The interest rate for savings deposits increased 27 basis points (0.27%) for the third quarter of 2004 over the same period of 2003, while the rate for time deposits decreased by 40 basis points (0.40%) for the same period.

Interest expense on short-term borrowings increased by $1.9 million for the three months ended September 30, 2004 compared to the same period of 2003, due in part to increases in volume and increase due to rate.  Average short-term debt included increases of $320.8 million for the 2004 quarter compared to the 2003 quarter.  Short-term borrowing rates increased 44 basis points (0.44%) for the third quarter of 2004 compared to the third quarter of 2003.

Interest expense on long-term debt for the three months ended September 30, 2004, increased $1.6 million compared to the same period of 2003, primarily as a result of volume increases which were partially offset by rate decreases.  Average long-term debt was $336.7 million more in the third quarter of 2004 than averages for the third quarter of 2003.  Average long-term debt included increases due to the inclusion of PFC and GAF for the full period of 2004.  In addition, long-term debt included increases due to additional debt in the form of subordinated debentures.  Additional subordinated debentures in the amount of $72.1 million were outstanding for the full quarter of 2004.  Long-term borrowing rates decreased 139 basis points (1.39%) for the third quarter of 2004 compared to the third quarter of 2003.  The rate reduction was anticipated in connection with the prepayment of FHLB long-term advances.  The Corporation was able to replace these advances with lower rate borrowings.

Provision for Credit Losses

The provision for credit losses was $2.7 million for the three months ended September 30, 2004, compared to $3.5 million for the three months ended September 30, 2003.  The third quarter of 2004 reflected a decrease of $739 thousand in net charge-offs when compared to the third quarter of 2003.  The most significant decrease in net charge-offs for the third quarter of 2004 compared to 2003 was in real estate loans secured by 1-4 family property and commercial loans.

Noninterest Income

Net securities gains were $51 thousand for the third quarter of 2004 compared to securities gains of $166 million for the third quarter of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2004 as Compared to the Three Months Ended
September 30, 2003 (continued)

During the third quarter of 2004, gains were primarily from the sale of U.S. treasury securities and tax free municipal securities with book values of $1.5 million and $3.3 million, respectively. The 2003 period included gains that were primarily from the sale of Pennsylvania bank stocks and municipal securities with book values of $615 thousand and $6.1 million, respectively.

Other increases in noninterest income included increases in trust income, service charges on deposits, insurance commissions, income from bank owned life insurance, merchant discount income and income from card related interchange fees.  Increases in trust income are the result of improved market values.  Increases in other noninterest income are in large part due to the acquisition of PFC and GAF.  The increases in service charges on deposits were most notable in the NSF fees category.

The 2003 period included a $3.1 million gain on the sale of two branches.  The gain occurred in the third quarter of 2003 as First Commonwealth Bank, a wholly-owned subsidiary of the registrant sold two of its branch offices.    The sale included $29.2 million in deposit liabilities and $4.4 million in loans associated with the two offices.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2004, was $64.1 million compared to $28.0 million reported for the same period of 2003.  The increase of $36.1 million included the previously announced penalty for the prepayment of FHLB long-term advances in the amount of $29.5 million.

The most significant other noninterest expense item that increased was salary and employee benefit costs.  These employee costs increased $2.1 million for the 2004 quarter over 2003 levels.  Salary expense was up $1.6 million or 13.4% for the third quarter of 2004 compared to 2003.  Employee benefit costs rose $575 thousand or 16.7% for the third quarter of 2004.  The increases were primarily due to the inclusion of recent acqisitions as full-time equivalent employees increased to 1,641 at the end of the third quarter of 2004 compared to 1,430 at the same time in 2003.  The remainder of the increase in the other noninterest expense categories was primarily due to the inclusion of amounts related to PFC and GAF for the full quarter.

Income tax expense decreased $9.6 million for the third quarter of 2004 compared to the third quarter of 2003.  This variance included the tax effect of $10.3 million on the previously mention FHLB prepayment penalty.  Tax expense for the third quarter of 2004 was positively impacted by an increase in tax-exempt income and tax credits compared to 2003 levels.  The Corporation's effective tax rate was 68.5% for the third quarter of 2004 compared to 20.2% for the corresponding period of 2003.

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

At September 30, 2004, total interest-earning assets were $5,814.6 million, up from the $4,903.7 million recorded at December 31, 2003.  The increase of $910.9 million included interest-earning assets in the amount of $820.8 million that were assumed in the acquisition of GAF.  Excluding the acquisition of GAF, total loans (net of unearned income) increased $175.9 million for the first nine months of 2004.  The majority of the loan increases were in commercial and installment loans.  The Corporation's auto lease portfolio reflected decreases of $12.0 million for the first nine months of 2004 since the Corporation discontinued its automobile leasing activities during 2003.  Investment securities, excluding the acquisition of GAF and the effect of the GAF purchase accounting adjustments, decreased $88.8 million for the first nine months of 2004.

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity that a bank can have due to long-term relationships with a deposit customer.  Total deposits increased $563.1 million for the first nine months of 2004.  This included an increase of $524.2 million for the deposits that were assumed in the acquisition of GAF and an increase due to purchase accounting adjustments in the amount of $5.4 million that were recorded as part of the GAF acquisition transaction.  Excluding the GAF acquisition activity, noninterest-bearing demand deposits and savings deposits increased by $26.7 million and $127.0 million, respectively, while time deposits decreased by $120.3 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

The total increase in short-term borrowings of $342.7 million included $53.6 million that was acquired from GAF.  Excluding the acquisition growth from GAF, long-term borrowings decreased $136.8 million during the first nine months of 2004.  During the third quarter of 2004, the Corporation prepaid $440 million of FHLB advances to minimize the impact of maturities in any one year.  The advances were replaced with short-term borrowings and other long-term FHLB advances with lower interest rates.

Marketable securities that the Corporation holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of September 30, 2004, securities available for sale had an amortized cost of $2,176.4 million and an approximate fair value of $2,198.9 million.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The cumulative gap at the 365-day repricing period was negative in the amount of $1,352.2 million or 21.60% of total assets at September 30, 2004.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following tables list the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 2004, and December 31, 2003 (dollar amounts in thousands):

	September 30, 2004
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,333,668	$182,017	$324,021	$1,839,706
Investments	163,892	84,177	208,271	456,340
Other interest-earning assets	8,292	-0-	-0-	8,292

Total interest-sensitive assets	1,505,852	266,194	532,292	2,304,338

Certificates of deposit	190,910	281,785	311,008	783,703
Other deposits	1,817,386	-0-	-0-	1,817,386
Borrowings	1,035,937	4,648	14,834	1,055,419

Total interest-sensitive liabilities	3,044,233	286,433	325,842	3,656,508

Gap	(1,538,381)	(20,239)	206,450	(1,352,170)

ISA/ISL	0.49	0.93	1.63	0.63
Gap/Total assets	24.58%	0.32%	3.30%	21.60%

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

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and as a result may not accurately predict the impact of changes in general levels of interest rates on net interest income.  Therefore, to more precisely measure the impact of interest rate changes on the Corporation's net interest income, management simulates the potential effects of changing interest rates through computer modeling.  The income simulation model used by the Corporation captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates.  These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions.  The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates.  The Corporation is then better able to implement strategies that would include an acceleration of a deposit rate reduction or lag in a deposit rate increase.  The repricing strategies for loans would be inversely related.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.00% decline in net interest income when compared to the base case.  The analysis at September 30, 2004 indicated that a 200 basis point (2.00%) increase in interest rates would decrease net interest income by 110 basis points (1.10%) below the base case scenario and a 200 basis point (2.00%) decline in interest rates would decrease net interest income by 307 basis points (3.07%) below the base case scenario, over the next twelve months, both within policy limits.

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

The Corporation entered into an interest rate swap transaction during the third quarter of 2003 and two additional interest rate swap transactions during the second quarter of 2004.  Each of the swap transactions involved hedging adjustable LIBOR based commercial loans with a receive-fixed and pay-floating interest rate swap of $25 million notional amount, for a total of $75 million.  The original maturities of the swap transactions ranged from 2.5 to 3 years.  The purpose of the swaps was to reduce the Corporation's exposure to further declines in interest rates.  The ALCO continues to evaluate the use of additional derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW

The following table identifies amounts of loan losses and nonperforming loans.  A loan is placed in nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt.  Past due loans are those which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.  Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and are in compliance with the restructured terms.  The following table identifies nonperforming loans as of September 30:

	2004	2003
	(amounts in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$11,784	$18,430
Past due loans	12,779	13,949
Renegotiated loans	185	198

Total nonperforming loans	$24,748	$32,577

Other real estate owned	$2,295	$1,698

Loans outstanding at end of period	$3,533,509	$2,597,443

Average loans outstanding (year-to-date)	$3,159,920	$2,630,009

Nonperforming loans as a percent of total loans	0.70%	1.25%

Provision for credit losses	$7,295	$10,420

Net charge-offs	$6,501	$8,733

Net charge-offs as a percent of average loans outstanding (annualized)	0.27%	0.44%

Provision for credit losses as a percent of net charge-offs	112.21%	119.32%

Allowance for credit losses as a percent of average loans outstanding	1.37%	1.38%

Allowance for credit losses as a percent of end-of-period loans outstanding	1.22%	1.39%

Allowance for credit losses as a percent of nonperforming loans	174.41%	111.07%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30:

	2004	2003
	(amounts in thousands)

Recorded investment in impaired loans at end of period	$11,969	$18,628

Year to date average balance of impaired loans	$13,023	$21,511

Allowance for credit losses related to impaired loans	$2,293	$5,209

Impaired loans with an allocation of the allowance for credit losses	$7,296	$14,453

Impaired loans with no allocation of the allowance for credit losses	$4,673	$4,175

Year to date income recorded on impaired loans on a cash basis	$191	$487

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of September 30, 2004, there were no significant concentrations of credit.

Nonperforming loans at September 30, 2004, decreased $7.8 million compared to September 30, 2003 levels as deceases were recorded in all categories.  The most significant improvements in nonperforming loans since September 30, 2003, occurred during the fourth quarter of 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The decrease in nonaccrual loan levels of $6.6 million was primarily due to decreases in nonaccrual commercial loans.  Past due loans for the 2004 period decreased $1.2 million compared to the corresponding period of 2003.  Decreases in past due commercial loans were partially offset by increase in past due loans secured by residential real estate.  Nonperforming loans as a percent of total loans improved to 0.70% at September 30, 2004 compared to 1.25% at September 30, 2003.  The allowance for credit losses as a percent of nonperforming loans was 174.41% and 111.07%, respectively for the same periods.

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

CAPITAL RESOURCES

Equity capital stood at $527.0 million at September 30, 2004, an increase of $96.1 million compared to December 31, 2003.  Dividends declared reduced equity by $32.0 million during the first nine months of 2004, while net income increased equity by $22.1 million for the same period.  Additional advances by the Corporation's Employee Stock Ownership Plan ("ESOP") to fund the acquisition of the Corporation's common stock for future distribution as employee compensation, net of long-term debt payments and fair value adjustments to unearned ESOP shares, decreased equity by $4.9 million.  Amounts paid to fund the discount on reinvested dividends reduced equity by $601 thousand during the first nine months of 2004.  The market value adjustments to securities available for sale and the loan swaps decreased equity by $565 thousand and increased equity by $298 thousand, respectively, for the period.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $6.4 million during 2004, while the tax benefit related to stock options increased equity by $415 thousand.  Equity capital was also impacted during 2004 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This contingent payment of the Corporation's common stock was the second of four scheduled annual installments.  Equity capital was also impacted during the first nine months of 2004 by the acquisition of GAF.  The issuance of common stock related to the acquisition of GAF resulted in an increase to equity capital in the amount of $105.2 million, while the conversion of GAF's investment in FCFC stock into treasury shares resulted in a decrease of $514 thousand to equity capital.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES (continued)

The table below presents the Corporation's capital position at September 30, 2004:

	Amount (in thousands)	Percent of Adjusted Assets
Tier I Capital	470,804	11.6%
Risk-Based Requirement	162,418	4.0%

Total Capital	513,966	12.7%
Risk-Based Requirement	324,836	8.0%

Minimum Leverage Capital	470,804	7.7%
Minimum Leverage Requirement	183,717	3.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At September 30, 2004, the Corporation's banking and trust subsidiaries exceeded those requirements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2004- July 31, 2004	35,000	$12.96	35,000	$13,546,519.00
August 1, 2004- August 31, 2004	318,300	$12.97	318,300	$ 9,418,997.96
September 1, 2004- September 30, 2004	68,500	$13.62	68,500	$ 8,486,285.05

Total	421,800	$13.07	421,800	$ 8,486,285.05

All shares were acquired by the Corporation's Employee Stock Ownership Plan ("ESOP") through a publicly announced plan.  The plan for the ESOP to acquire shares was announced through a press release dated July 26, 2004, and a subsequent 8-K filing with the Securities and Exchange Commission on July 27, 2004.  The plan is to acquire up to $14 million of the Corporation's common stock in the open market.  The plan does not have an expiration date.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 4, 2004	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: November 4, 2004	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer