Form 10-K
period 2004-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2005-03-11
CIK 712537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

( X )	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X  No    .

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2004) was approximately $842,855,904.

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of February 28,2005, was 69,901,916.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the annual meeting of security holders to be held April 18, 2005 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
INDEX

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.  Business

Description of Business

First Commonwealth Financial Corporation (the "Corporation") was incorporated as a Pennsylvania business corporation on November 15, 1982, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  The Corporation has one chartered bank affiliate which operates under the First Commonwealth Bank name.  Personal financial planning and other financial services and insurance products are also provided through First Commonwealth Trust Company, First Commonwealth Financial Advisors and First Commonwealth Insurance Agency.  The Corporation also operates through First Commonwealth Systems Corporation, a data processing subsidiary and First Commonwealth Professional Resources Inc., a subsidiary providing professional services to affiliated organizations.

First Commonwealth Bank ("FCB") is a Pennsylvania-chartered banking corporation headquartered in Indiana, Pennsylvania.  Through FCB, the Corporation traces its banking origins to 1866.  FCB conducts business through 103 community banking offices in the counties of Allegheny (22), Armstrong (2), Beaver (1), Bedford (4), Blair (8), Butler (2), Cambria (10), Centre (1), Clearfield (5), Elk (3), Huntingdon (4), Indiana (9), Jefferson (3), Lawrence (5), Somerset (6), Washington (1) and Westmoreland (17).  FCB engages in general banking business and offers a full range of financial services including traditional retail banking services such as savings and time deposits and mortgage, consumer installment and commercial loans.

Since its inception, FCB has grown primarily through the acquisition of smaller banks and savings associations throughout Western Pennsylvania.  FCB continued to operate locally under the trade names of the acquired banks until October 2002, when all of the branch offices of FCB and its affiliates were consolidated under the common brand "First Commonwealth."  In October 2002, the Corporation unveiled a new logo, colors, and signage through an aggressive marketing strategy to reintroduce First Commonwealth to the marketplace.  As a result of these efforts, all of First Commonwealth Bank's community offices now have the same identity, products, and professional service that provide a consistent experience throughout the office network.  The insurance, trust and financial planning affiliates are now clearly linked with First Commonwealth Bank to provide integrated solutions to meet any client need.

During 2003 and 2004, the Corporation took steps to increase its presence in the Pittsburgh, Pennsylvania market by acquiring Pittsburgh Financial Corp. ("PFC") and GA Financial, Inc. ("GAF").  PFC was a financial holding company that was headquartered in Wexford, Pennsylvania, and was the parent company of Pittsburgh Savings Bank (d/b/a BankPittsburgh).  GAF was a savings and loan holding company that was headquartered in Whitehall, Pennsylvania.  The branches formerly operated by PFC and GAF are now operating under the First Commonwealth Bank name.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Description of Business (Continued)

FCB operates a network of 105 automated teller machines ("ATMs") which permit customers to conduct routine banking transactions 24 hours a day.  Of the ATMs, 84 are located on the premises of branch offices and 21 are in offsite locations, such as supermarkets, shopping malls and other commercial centers.  All the ATMs are part of the STAR and MasterCard/Cirrus networks.  The STAR network consists of over 260,000 ATMs owned by numerous banks, savings and loan associations and credit unions from coast to coast and serves more than 139 million ATM/debit cardholders and more than 6,200 financial institution members.  The MasterCard/Cirrus network which is comprised of more than 900,000 ATMs located in the United States, Canada and more than 200 other countries and territories, which services over 679 million card holders.  These networks allow FCB clients to withdraw cash and, in certain cases, conduct other banking transactions from ATMs of all participating financial institutions.

FCB is also a member of the 28-bank Freedom ATM Alliance.  The Freedom ATM Alliance gives cardholders of the First Commonwealth Check Card surcharge-free access to a network of more than 600 ATMs in 50 counties, extending north into New York, south into Maryland and west into Ohio, with a majority of the ATMs located in southwestern Pennsylvania.

In addition to the access of funds through the use of ATMs, the STAR debit card offered to FCB's deposit clients may be used at over 1 million point-of-sale retail locations on the STAR system as well as the global MasterCard system for the purchase of goods and services.  The STAR debit card combines the universal acceptability of a credit card with the convenience of direct debit to the clients' checking account.

First Commonwealth Systems Corporation ("FCSC") functions as the Corporation's data processing subsidiary.  FCSC provides on-line general ledger accounting services and bookkeeping services for deposit and loan accounts to FCB and other non-bank subsidiaries of the Corporation.  FCSC also acts as a centralized purchasing agent for the purchase of computer hardware and software products by the Corporation and subsidiaries as well as providing technical support for the installation and use of these products.  FCSC competes principally with outside data processing companies as well as data processing subsidiaries of other mostly larger banks, on the basis of the price and quality of its services and the speed with which such services are delivered.

First Commonwealth Trust Company ("FCTC") is a Pennsylvania chartered trust company that provides general trust services through its headquarters in Indiana, Pennsylvania.  FCTC has six branch offices throughout FCB's market area.  FCTC offers personal and corporate trust services, including administration of estates and trusts, individual and corporate investment management and custody services and employee benefit trust services.

First Commonwealth Insurance Agency ("FCIA") is a wholly-owned subsidiary of FCB that provides a full range of insurance and annuity products to retail and commercial clients.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Description of Business (Continued)

First Commonwealth Financial Advisors ("FCFA") was formed in 2002 and offers financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  FCFA also offers insurance products through FCIA.  FCFA's office is located in Allegheny County in Pennsylvania.

The Corporation owns 50% of Commonwealth Trust Credit Life Insurance Company ("Commonwealth Trust").  Commonwealth Trust provides reinsurance for credit life and credit accident and health insurance sold by subsidiaries of the Corporation and the other 50% owner of Commonwealth Trust.  The Corporation is allocated net income derived from the sale of reinsurance if underlying insurance policy is sold to customers of First Commonwealth Bank.

The Corporation operates and manages all client services in an integrated fashion through what is referred to as its "Growth Unit."  The Growth Unit is comprised of the four revenue-producing subsidiaries of the Corporation: First Commonwealth Bank, First Commonwealth Trust Company, First Commonwealth Insurance Agency and First Commonwealth Financial Advisors.  Through the Growth Unit, the Corporation delivers our core competencies of banking, insurance, trust, financial management and investment services.

The Corporation and its subsidiaries employed approximately 1,634 (full-time equivalent) employees at December 31, 2004.  The Corporation does not currently have any plans to expand or modify its business or that of its subsidiaries, other than as described herein.  Nevertheless, it will be receptive to and may actively seek out mergers and acquisitions in the event that opportunities which management considers advantageous to the development of the Corporation's business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

The Growth Unit faces intense competition, both from within and outside of their service areas, in all aspects of its business.  For example, FCB competes for deposits and consumer and small business loans with numerous other commercial banks and savings banks doing business within its service area.  FCB also competes with state and federally chartered savings and loan associations and with credit unions, primarily in making consumer loans and for deposits.  In recent years, FCB has also encountered significant competition for deposits from money market funds, mutual funds and institutions that offer annuities located throughout the United States.  Money market and mutual funds pay dividends to their shareholders (which are similar to interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by FCB.  Annuities accumulate interest on the amounts deposited over a predetermined time period.  The depositor is then entitled to withdraw his or her funds for a fixed period of time or until death.  In order to compete for deposits, banks, such as FCB, must offer higher interest rates on deposits, resulting in increased costs and lower net interest margins.  FCB also competes for consumer loans with local offices of national finance companies, finance

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Competition (Continued)

subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout its service area. In order to remain competitive, FCB must maintain conveniently located and attractive branch offices and ATMs, provide courteous and sophisticated service, and competitive interest rates on deposits and loans.  To enhance it competitive position, FCB and the other Growth Unit affiliates must offer financial services that target specific client needs.  The Corporation has taken steps to integrate product offerings of our bank, insurance agency, trust company and financial advisory affiliates through its "Total Solutions Financial Management" initiative.  This initiative has been positively received by our clients.  The Corporation has also implemented technological improvements to meet client needs, such as telephone banking, which provides convenient access to financial services and hours of operation that extend past those of the FCB branch offices, and Internet-based banking solutions through "WebBank" and "BillPay."  WebBank provides clients with access to bank account information via the Internet 24 hours a day, 7 days a week.  WebBank allows clients to monitor their account balances and transaction history, transfer funds between accounts, issue stop payments and request online customer service such as copies of checks or statements.  BillPay is an Internet bill payment and presentment service that allows clients to pay bills online.

Supervision and Regulation

Bank Holding Company Act

As a bank holding company, the Corporation is subject to the provisions of the Bank Holding Company Act of 1956, as amended.  The Corporation is registered with and subject to supervision and regulation by the Federal Reserve Board.  As a registered bank holding company, the Corporation is required to file an annual report and other information with the Federal Reserve Board, and the Corporation and its subsidiaries are subject to examinations and inspections by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses important issues for all public companies in the areas of corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  In accordance with Section 302(a) of the Sarbanes-Oxley Act, the Corporation's Chief Executive Officer and Chief Financial Officer are each required to certify that the Corporation's quarterly reports on Form 10-Q and its annual report on Form 10-K do not contain any untrue statement of a material fact.  In addition, these officers certify that (1) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Corporation's internal controls; (2) they have made certain disclosures to the Corporation's auditors and the Audit Committee of the Board of Directors about the Corporation's internal controls; and (3) they have included information in the Corporation's quarterly and annual reports about their evaluation and whether there have been significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The Corporation has implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls.

In order to strengthen its corporate governance practices, the Corporation revised it Code of Conduct and Ethics.  In addition, the Corporation formed a Financial Disclosure Committee.  Members of the Financial Disclosure Committee include the Chief Executive Officer, Chief Financial Officer and other key members of the Corporation's management team.  The Corporation also requires validation of controls and signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Supervision and Regulation (Continued)

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act ("GLBA") of 1999 revolutionized the regulation of financial services companies.  GLBA amended the Bank Holding Company Act of 1956 to create a new type of bank holding company, a financial holding company ("FHC"), which is permitted to engage in all activities permitted by a bank holding company as well as securities, merchant banking and insurance activities that were prohibited to BHCs.  GLBA also repealed Section 20 and 32 of the Glass-Steagall Act, which prohibited affiliations between a member bank and a company principally engaged in securities activities.  The activities of a BHC that do not qualify as activities of a FHC will be limited to those that the Federal Reserve Board had, prior to enactment of GLBA, deemed closely related to banking.  In order to qualify as a FHC, each depository institution subsidiary of a BHC must be well capitalized, well managed and if insured, have a satisfactory or better rating under the Community Reinvestment Act of 1977 ("CRA") as of its most recent examination.  The BHC must file an election with the Federal Reserve Board certifying that it meets the requirements of a FHC.  GLBA expanded the range of business opportunities for commercial banking organizations and enabled banking companies and other types of financial companies such as securities, insurance and financial technology companies to combine more readily.  A FHC does not need to obtain prior Federal Reserve Board approval in order to engage in, or acquire a nonbank company that engages in financial activities.  The FHC only needs to provide notice to the Federal Reserve Board, describing the activity commenced or conducted by the acquired company, within 30 days after commencing the activity or consummating the acquisition.

GLBA also required financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties.  The statute requires disclosure of privacy policies to consumers and, in some circumstances, allows consumers to prevent disclosure of certain personal information to non-affiliated third parties.

Supervision and Regulation of First Commonwealth Bank

FCB is a Pennsylvania-chartered bank and is subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  FCB is also subject to certain regulations of the Federal Reserve Board.  The areas of operation that are subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosures, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends, Community Reinvestment Act evaluations, mandatory external audits, establishment of branches and other aspects of operations.  Under the Pennsylvania Banking Code, a state bank located in Pennsylvania may establish branches anywhere in the state.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Availability of Financial Information (Continued)

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

First Commonwealth's Chief Executive Officer has certified to the NYSE that, as of the date of the certification, he was not aware of any violation by First Commonwealth of NYSE's corporate governance listing standards.  In addition, First Commonwealth's Chief Executive Officer and Chief Financial Officer have made certain certifications concerning the information contained in this report pursuant to Section 302 of the Sarbanes-Oxley Act. The Section 302 certifications appear as exhibits 31.1 and 31.2 to this annual report on Form 10-K.

ITEM 2.  Properties

The Corporation's principal office is located in the old Indiana County Courthouse complex.  This certified Pennsylvania and national historic landmark was built in 1870 and restored by the Corporation in the early 1970's.  The Corporation occupies this building, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County.  The Corporation entered into the lease agreement in 1973 and renewed the agreement in 1998 for an additional 25 years.  In order to support future expansion needs and centralization of various functional areas, the Corporation owns two additional structures in Indiana, Pennsylvania, in close proximity to the Corporation's principal office.  The Corporation also leases additional office space in Indiana, Pennsylvania.  FCB has 103 banking facilities of which 25 are leased and 78 are owned.  Management presently expects that these facilities will be adequate to meet the anticipated needs of the Corporation and its subsidiaries for the immediate future.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to vote by security holders in the fourth quarter of 2004.

Executive Officers of the Registrant

The table below lists the current executive officers of the Corporation:

Name	Age	Positions Held During the Past Five Years
E. James Trimarchi	82	Chairman of the Board of the Corporation since 1990; Chairman of the Board of FCB, FCTC, FCSC, FCIA and FCFA; Director of CTCLIC and FCPRI
Joseph E. O'Dell	59	President and Chief Executive Officer of the Corporation since 1995; Director of the Corporation, FCB, FCTC, FCFA and FCIA; Vice Chairman of the Board of FCSC and FCPRI
Johnston A. Glass	55	Vice Chairman of the Corporation since 2000; President and Chief Executive Officer of FCB; Director of FCB, FCTC, FCFA, FCSC, FCIA and FCPRI
Gerard M. Thomchick	49

Senior Executive Vice President and Chief Operating Officer of the Corporation since 1995; President, Chief Executive Officer, Director and Investment Committee Member of CTCLIC; President, Chief Executive Officer and Director of FCPRI; Director of FCB, FCTC, FCIA and FCFA; Director, Chairman and President of FraMal Holdings Corporation; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III

John J. Dolan	48

Executive Vice President and Chief Financial Officer of the Corporation since 1999; Chief Financial Officer of FCB, FCSC and FCPRI; Comptroller and Chief Financial Officer of CTCLIC; Treasurer and Assistant Secretary of FCTC; Treasurer of FCIA and FraMal Holdings Corporation; Vice President and Chief Financial Officer of FCFA; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III

William R. Jarrett	70	Executive Vice President and Chief Risk Officer of FCFC since 2005; former Senior Vice President, Risk Management, of the Corporation
David R. Tomb, Jr.	73	Senior Vice President, Secretary and Treasurer of the Corporation since1995; Secretary and Director of FCB, FCIA, FCTC, FCPRI, FCFA and FCSC; Director CTCLIC
Thaddeus J. Clements	48	Senior Vice President of the Corporation since 2000; Senior Vice President, Human Resources, of FCPRI

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Executive Officers of the Registrant (Continued)

Name	Age	Positions Held During the Past Five Years

Sue A. McMurdy	48

Senior Vice President and Chief Information Officer of the Corporation since 2000; President, Chief Executive Officer and Director of FCSC; Director of FCPRI; former Executive Vice President, Technical Services of FCSC

R. John Previte	55

Senior Vice President, Investments, of the Corporation since 1992; Investment Officer of FCB; Senior Vice President of FCPRI; Vice President and Investment Officer of FraMal Holdings Corporation; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III

Each of the officers identified above has held the position indicated above or other executive positions with the same entity (or a subsidiary thereof) for at least the past five years except where noted.

Executive officers of the Corporation serve at the pleasure of the Board of Directors of the Corporation and for a term of office extending through the election and qualification of their successors.

PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters

First Commonwealth Financial Corporation (the "Corporation") is listed on the New York Stock Exchange under the symbol "FCF."  The approximate number of holders of record of the Corporation's common stock is 20,100.  The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of the Corporation.

Period	High Sale	Low Sale	Cash Dividends Per Share
2004
First Quarter	$15.00	$13.99	$0.160
Second Quarter	$14.96	$12.01	$0.160
Third Quarter	$14.30	$12.50	$0.160
Fourth Quarter	$15.90	$13.61	$0.165

Period	High Sale	Low Sale	Cash Dividends Per Share
2003
First Quarter	$12.55	$11.50	$0.155
Second Quarter	$13.30	$11.57	$0.155
Third Quarter	$14.00	$12.60	$0.155
Fourth Quarter	$14.98	$13.15	$0.160

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

	Years Ended December 31,

	2004	2003	2002	2001	2000

Interest income	$278,025	$243,773	$275,568	$308,891	$311,882
Interest expense	110,690	100,241	122,673	167,170	174,539

Net interest income	167,335	143,532	152,895	141,721	137,343
Provision for credit losses	8,070	12,770	12,223	11,495	10,030

Net interest income after provision for credit losses	159,265	130,762	140,672	130,226	127,313

Net securities gains	4,077	5,851	642	3,329	1,745
Other operating income	43,572	42,593	37,453	37,776	31,938
Litigation settlement	-0-	(610)	8,000	-0-	-0-
Restructuring charges	-0-	-0-	6,140	-0-	-0-
Merger and related charges	2,125	-0-	-0-	-0-	-0-
Debt prepayment fees	29,495	-0-	-0-	-0-	-0-
Other operating expenses	132,935	113,265	112,190	105,888	99,461

Income before taxes	42,359	66,551	52,437	65,443	61,535
Applicable income taxes	3,707	13,251	8,911	15,254	14,289

Net income	$38,652	$53,300	$43,526	$50,189	$47,246

Per Share Data
Net income	$0.59	$0.90	$0.75	$0.87	$0.82
Dividends declared	$0.645	$0.625	$0.605	$0.585	$0.565
Average shares outstanding	65,887,611	59,002,277	58,409,614	57,885,478	57,558,929

Per Share Data Assuming Dilution
Net income	$0.58	$0.90	$0.74	$0.86	$0.82
Dividends declared	$0.645	$0.625	$0.605	$0.585	$0.565
Average shares outstanding	66,487,516	59,387,055	58,742,018	58,118,057	57,618,671

At End of Period
Total assets	$6,198,478	$5,189,195	$4,524,743	$4,583,530	$4,372,312
Investment securities	2,240,477	2,073,430	1,680,609	1,762,408	1,636,337
Loans and leases, net of unearned income	3,514,833	2,824,882	2,608,634	2,567,934	2,490,827
Allowance for credit losses	41,063	37,385	34,496	34,157	33,601
Deposits	3,844,475	3,288,275	3,044,124	3,093,150	3,064,146
Company obligated mandatorily redeemable capital securities of subsidiary trust	-0-	-0-	35,000	35,000	35,000
Subordinated debentures	108,250	75,304	-0-	-0-	-0-
Other long-term debt	731,324	718,668	544,934	629,220	621,855
Shareholders' equity	531,978	430,946	401,390	370,066	334,156

Key Ratios
Return on average assets	0.66%	1.12%	0.96%	1.11%	1.10%
Return on average equity	7.82%	12.95%	11.09%	13.85%	15.65%
Net loans to deposits ratio	90.36%	84.77%	84.56%	81.92%	80.19%
Dividends per share as a percent of net income per share	109.32%	69.44%	80.67%	67.24%	68.90%
Average equity to average assets ratio	8.47%	8.68%	8.64%	8.01%	7.00%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (the "Corporation") for the years ended December 31, 2004, 2003 and 2002 and are intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and related footnotes.

Sections of this financial review, as well as the notes to the consolidated financial statements, contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available and may contain the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions or variations on such expressions.  These forward-looking statements are inherently subject to significant risks and uncertainties, including but not limited to:  changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions and continuing consolidation of the financial services industry.  Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Effective May 24, 2004, the Corporation acquired all of the outstanding shares of GA Financial, Inc. ("GAF"), and effective December 5, 2003, the Corporation acquired all of the outstanding shares of Pittsburgh Financial Corporation ("PFC").  In addition, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), effective March 1, 2002.  As required under the purchase method of accounting, the results of GAF, PFC, SCC and SFA have been included in the Corporation's financial statements since their respective acquisition dates.  In October 2002, SFA was merged into SCC and the name was changed to First Commonwealth Financial Advisors, Inc.

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2004.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

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

Management and the Corporation's Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors.  While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses based on historical loss experience and consideration of current economic trend and conditions, all of which may be susceptible to significant change.  To the extent that actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.  The loan portfolio represents the largest asset category on the Consolidated Balance Sheet.

Classified loans on the primary watch list are analyzed to determine the level of potential loss in the credits under current circumstances.  The potential loss that is established for these classified loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.  Primary watch list loans are managed and monitored by assigned account officers within the Corporation in conjunction with senior management.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

The process of determining the allowance also considers special circumstances which may warrant an additional allowance.  An additional allowance provides management with the opportunity to estimate additional potential allowance amounts which may be needed to cover specific factors.  The special factors that management currently evaluates consist of portfolio risk or concentrations of credit and economic conditions.  Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency, unusual repossession activities or large levels of unsecured loans in a portfolio.

The Corporation also maintains an unallocated allowance.  Although the unallocated allowance was significantly reduced during 2004 as a result of methodology enhancements, the unallocated allowance is still used to cover any factors or conditions that may cause a potential credit loss but are not specifically identifiable or considered in the methodology that was defined above.  These factors include, but are not limited to potential judgment or data errors or factors not yet considered in the Corporation's methodology.

Accounting policies related to goodwill and other intangible assets are also considered to be critical because the assumptions or judgment that was used in determining the fair value of assets and liabilities that were acquired as part of past acquisitions were subjective and complex.  As a result, changes in these assumptions or judgment could have a significant impact on the financial condition or results of operations of the Corporation.

The Corporation adopted FASB Statement No. 142 ("FAS No. 142"), "Goodwill and Other Intangible Assets", effective January 1, 2001.  FAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives, including goodwill recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

The fair value of acquired assets and liabilities that was used to record goodwill was based either on quoted market prices or provided by other third-party sources, when available.  When third-party information was not available, estimates were made in good faith by management primarily through the use of internal cash flow modeling techniques.  The assumptions that were used in the cash flow modeling were subjective and are susceptible to significant changes.

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations in periods in which their recorded value is more than their estimated fair value.  Although goodwill has not been written down since the adoption of FAS No. 142, changes in future assumptions based on changing economic conditions could result in impairment which could adversely affect earnings or financial position in future periods.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations

Net income was $38.7 million in 2004, a decrease of $14.6 million from the 2003 results of $53.3 million.  This compared to net income of $43.5 million in 2002.  The most significant component of the decrease in the 2004 period was the previously announced penalty related to the prepayment of FHLB long-term advances.  This penalty was $29.5 million or $19.2 million after taxes.  Also impacting the decrease in 2004 was merger and integration costs that were not present in the 2003 period and a gain on the sale of two branches during 2003.  The change in net income for the 2003 period reflected an increase in security gains compared to the corresponding period of 2002.  In addition, the effects of restructuring costs and a litigation settlement negatively impacted net income for 2002.  A partial recovery from insurance for the claim related to the litigation settlement was received in 2003.

Diluted earnings per share was $0.58 for 2004 compared to $0.90 and $0.74 for 2003 and 2002, respectively.  Return on average assets was 0.66% and return on equity was 7.82% during 2004 compared to 1.12% and 12.95%, respectively for 2003 and 0.96% and 11.09%, respectively for 2002.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

	2004 vs. 2003	2003 vs. 2002

Net income per share, prior year	$0.90	$0.74

Increase (decrease) from changes in:

Net interest income	0.10	(0.18)
Provision for credit losses	0.09	(0.01)
Security transactions	(0.04)	0.09
Insurance commissions	0.00	(0.01)
Income from bank owned life insurance	0.00	(0.01)
Service charges on deposits	0.01	0.02
Sale of branches	(0.05)	0.05
Other income	(0.02)	0.02
Salaries and employee benefits	(0.01)	(0.04)
Occupancy and equipment costs	(0.03)	(0.01)
Outside data processing expense	(0.01)	0.00
Intangible amortization	(0.02)	0.00
Litigation settlement	(0.01)	0.15
Restructuring charges	0.00	0.10
Rebranding costs	0.00	0.03
Merger and integration charges	(0.03)	0.00
Debt prepayment fees	(0.44)	0.00
Other operating expenses	(0.03)	0.03
Applicable income taxes	0.17	(0.07)

Net income per share	$0.58	$0.90

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income

Net interest income, the engine that powers revenue growth for the Corporation, is defined as the difference between income on earning assets and the cost of funds supporting those assets.  Net interest income increased $23.8 million in the 2004 period compared to 2003 after declining $9.4 million in 2003 compared to 2002.  Interest income and interest expense both increased during the 2004 period due to increases in the volumes of interest-earning assets and interest-bearing liabilities as average yields continued to decline over 2003 levels.  During 2003, both interest income and interest expense declined compared to 2002 levels primarily as a result of the dramatic decrease in interest rates that began in 2001 and continued into 2003.

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets) declined to 3.30% for 2004, a decrease of 17 basis points (0.17%) compared to 2003, and a decrease compared to 3.80% in 2002.  The year-to-year decrease in the margin was due to asset yields declining more quickly than the cost of funds.  In the lower interest rate environment, deposit costs begin to reach a floor while asset yields have a bigger cushion and can continue to decline.  The Corporation uses computer simulation to help manage interest rate risk.  The Corporation's use of computer simulation is described in the "Interest Sensitivity" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          (Continued)

Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 2004:

	Average Balance Sheets and Net Interest Analysis (Dollar Amounts in Thousands)
	2004			2003			2002
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Time deposits with banks	$4,964	$34	0.69%	$1,289	$13	1.03%	$1,785	$31	1.74%
Tax free investment securities	250,832	11,447	7.02	226,780	10,561	7.16	198,687	9,520	7.37
Taxable investment securities	1,932,896	76,909	3.98	1,605,191	68,754	4.28	1,495,824	86,110	5.76
Federal funds sold	512	6	1.22	358	4	1.05	359	6	1.72
Loans, net of unearned income (b)(c)	3,251,645	189,629	6.02	2,640,935	164,441	6.46	2,597,862	179,901	7.13
Total interest-earning assets	5,440,849	278,025	5.34	4,474,553	243,773	5.71	4,294,517	275,568	6.66

Noninterest-earning assets:
Cash	74,559			66,614			69,735
Allowance for credit losses	(41,199)			(36,172)			(34,813)
Other assets	364,092			233,040			211,302
Total noninterest- earning assets	397,452			263,482			246,224
Total Assets	$5,838,301			$4,738,035			$4,540,741

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          (Continued)

Results of Operations (Continued)

	Average Balance Sheets and Net Interest Analysis (Dollar Amounts in Thousands)

	2004			2003			2002
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$538,672	$2,229	0.41%	$457,327	$1,699	0.37%	$416,184	$3,410	0.82%
Savings deposits (d)	1,141,059	11,491	1.01	792,755	7,028	0.89	727,996	9,375	1.29
Time deposits	1,513,663	45,170	2.98	1,524,974	51,373	3.37	1,592,585	65,787	4.13
Short-term borrowings	796,591	11,989	1.51	554,133	6,755	1.22	339,908	6,029	1.77
Long-term debt	868,784	39,811	4.58	594,383	33,386	5.62	670,258	38,072	5.68
Total interest-bearing liabilities	4,858,769	110,690	2.28	3,923,572	100,241	2.55	3,746,931	122,673	3.27

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	452,701			380,772			380,878
Other liabilities	32,614			22,241			20,493
Shareholders' equity	494,217			411,450			392,439
Total noninterest- bearing funding sources	979,532			814,463			793,810
Total Liabilities and Shareholders' Equity	$5,838,301			$4,738,035			$4,540,741

Net Interest Income and Net Yield on Interest-Earning Assets		$167,335	3.30%		$143,532	3.47%		$152,895	3.80%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes net loan fees of $3,470 in 2004, $2,196 in 2003 and $1,437 in 2002.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

Interest and fees on loans increased $25.2 million for 2004 compared to 2003 after declining $15.5 million for 2003 compared to 2002.  The increase in interest and fees on loans during 2004 was due to an increase of $610.7 million in average loan balances.  The volume increase was due in large part to the loans that were acquired in the acquisitions of PFC and GAF.  Commercial loan growth was primarily due to internal growth.  Volume increases in 2004 were noted in all loan categories with the exception of leases, which is a product that the Corporation no longer offers.  Volume increases were also recorded in the 2003 period compared to 2002.  During 2003, the Corporation took advantage of the lower interest rate cycle and changed the mix of the loan portfolio.  Average mortgage loans declined during 2003 as consumers refinanced their loans at near record levels.  The Corporation continued to offer competitive mortgage loans but generally sold them immediately after origination along with the related servicing rights.  The Corporation has since started to retain fixed rate mortgages with maturities of 15 years or less as well as adjustable rate mortgages.  Average commercial and municipal loans offset the decline in mortgage loans during 2003, primarily in shorter term and variable rate lending.  In addition, 2003 included increases in average installment loans over 2002 levels.  The Corporation has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  The Corporation has consistently been one of the top small business lenders in Pennsylvania.  The declining rate environment has continued to negatively impact interest and fees on loans.  During 2003 compared to 2002, the increase in average loan volumes was not enough to offset the reduced interest income caused by declining yields.  Tax-equivalent loan yields fell 44 basis points (0.44%) during 2004 compared to 2003 after declining 67 basis points (0.67%) during 2003 from the 2002 levels.

Interest income on investments increased $9.0 million in 2004 compared to 2003 after declining $16.3 million in 2003 compared to 2002.  Both years reported increases in average investment balances with decreases in yields on investment securities.  The most significant volume increases during 2004 were related to U.S. government agency securities.  Average investment securities included increases due to PFC for the full year of 2004 and GAF since May 24, 2004.  Yields on investments for 2004 continued to decline, falling 32 basis points (0.32%) to 4.32%.  Yields for 2003 fell to 4.64% compared to 5.95% for 2002.  As with the loan category, the increase due to average investment security volumes surpassed the loss due to the declining yields, but during 2003 the increase due to volume was not enough to offset the reduced interest income caused by declining rates.  Yields in the 2004 period compared to 2003 decreased for all investment securities with the exception of asset backed securities.  During 2003 compared to 2002, all categories of interest income on investments were negatively impacted by interest rate changes with the largest decline being registered in the U.S. government agency category.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

Prepayment speeds of mortgage backed securities ("MBS") declined in 2004 after accelerating in 2003 when interest rates continued to decline.  Interest rate changes have a direct impact on prepayment speeds.  As interest rates increase, prepayments tend to decline and average lives of MBS increase.  As interest rates decrease, prepayment speeds tend to increase and average lives of MBS decline, which accelerates the amount of premium amortization that is realized, further reducing the yields in current periods.  Using computer simulation modeling, the Corporation tests the average life and yield volatility of all MBS under various interest rate scenarios on a continuing basis to insure that volatility falls within acceptable limits.  The Corporation holds no "high risk" securities nor does the Corporation own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. government and agency securities.

Interest on deposits dropped $1.2 million in 2004 compared to 2003 after a decline of $18.5 million in 2003 compared to 2002.  The decrease in both periods was largely due to the lower interest rate environment.  The cost of deposits declined 28 basis points (0.28%) in 2004 compared to 2003.  Decreases in time deposit yields were partially offset by increases in yields on more non-maturity deposits, such as savings and interest-bearing demand deposits.  Average deposits increased by $490 million in 2004 compared to 2003 and included increases in all categories due to PFC for the full year of 2004 and GAF since May 24, 2004.  The deposit mix continued to change in 2004 as clients registered a preference for savings products, while time deposits dropped due to the prospect of rising interest rates.  During its management of deposit levels and mix, the Corporation continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing the Corporation's cost of funds.

Interest expense on short-term borrowings rose $5.2 million during 2004 after rising $726 thousand during 2003.  Both years reflected increases in interest expense due to increases in the average volumes of short-term borrowings.  The 2004 period also reflected increases in interest expense due to increases in yields, while 2003 reflected decreases in interest expense due to decreasing yields.  Average short-term borrowings increased $242.5 million in 2004 compared to 2003 and increased $214.2 million for 2003 compared to 2002.  The 2004 period included an increase due to the inclusion of short-term borrowings that were acquired with the GAF acquisition on May 24, 2004.  The 2004 period also included an increase in short-term borrowings which were used to replace a portion of the $440 million of long-term FHLB advances that were paid before their maturity.  Refer to NOTE 19 (Other Long-term Debt) to the Consolidated Financial Statements for additional information on the debt prepayment.  The increase in the average short-term borrowings during 2003 was due in part to $100 million of long-term debt that matured during the fourth quarter of 2002 and was replaced with short-term borrowings.  In addition, the increase in short-term borrowings during 2003 can be attributed to an ALCO strategy implemented to mitigate the risk of further declines in net interest income

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

resulting from a low or declining interest rate environment.  This increase in short-term borrowings funded the purchase of U.S. government agency securities maturing in approximately 3.5 years.

Interest expense on long-term debt increased by $6.4 million during 2004 compared to 2003 after a decrease of $4.7 million for 2003 compared to the 2002 period.  The 2003 period recorded decreases in interest expense due to declining average balances of long-term debt and declining yields, while the 2004 period included decreases in interest expense due to declining yields that were offset by increases in interest expense due to increases in average balances of long-term debt.  The increases in volume during 2004 were due in large part to the acquisitions of PFC and GAF.  In addition, subordinated debentures in the amount of $41.2 million were issued during March 2004.  These subordinated debentures along with the subordinated debentures of $30.9 million that were issued during December 2003 were used to fund the acquisition of GAF in May 2004.  Refer to NOTE 18 (Subordinated Debentures) to the Consolidated Financial Statements for further discussion of subordinated debentures that are included in long-term debt.  Average long-term debt for 2003 decreased by $75.9 million compared to 2002.  This was due in part to the $100 million of long-term debt that matured during the fourth quarter of 2002 that was replaced by short-term borrowings.  The interest rate on long-term debt decreased 104 basis points (1.04%) during 2004 compared to 2003.  The rate reduction was anticipated in connection with the prepayment of $440 million in FHLB long-term advances during the third quarter of 2004.  The Corporation was able to replace these advances with $230 million in other lower rate FHLB advances with maturities ranging from two to six years.  The remaining $210 million was replaced with short-term borrowings.  Refer to NOTE 19 (Other Long-term Debt) to the Consolidated Financial Statements for additional information on the debt prepayment.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Year-to-Year Changes in Net Interest Income (Dollar Amounts in Thousands)

	2004 Change from 2003			2003 Change from 2002

	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Time deposits with banks	$21	$38	$(17)	$(18)	$(9)	$(9)
Securities	9,041	15,759	(6,718)	(16,315)	8,367	(24,682)
Federal funds sold	2	2	-0-	(2)	-0-	(2)
Loans	25,188	39,451	(14,263)	(15,460)	3,070	(18,530)
Total interest income	34,252	55,250	(20,998)	(31,795)	11,428	(43,223)
Interest-bearing liabilities:
Deposits	(1,210)	3,009	(4,219)	(18,472)	(1,622)	(16,850)
Short-term borrowings	5,234	2,956	2,278	726	3,799	(3,073)
Long-term debt	6,425	15,413	(8,988)	(4,686)	(4,310)	(376)
Total interest expense	10,449	21,378	(10,929)	(22,432)	(2,133)	(20,299)
Net interest income	$23,803	$33,872	$(10,069)	$(9,363)	$13,561	$(22,924)

(a)  Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses decreased $4.7 million for 2004 when compared to 2003.  The decrease in the provision reflects the trend in improvement of nonperforming loans, net charge-offs and lower levels of the allowance for loan losses allocated to larger impaired credits.  Nonperforming loans as a percent of average loans outstanding improved to 0.73% at December 31, 2004, compared to 0.82% and 1.47% at December 31, 2003 and 2002, respectively.  The allowance for credit losses was $41.1 million at December 31, 2004, which represents a ratio of 1.26% of average loans outstanding compared to 1.42% and 1.33% reported at December 31, 2003 and 2002, respectively.

Net charge-offs for 2004 declined $3.6 million over 2003 levels.  The most significant components of this year-to-year change were decreases in the following categories:  residential loans secured by real estate (down $1.8 million); and commercial, financial and agricultural loans (down $1.7 million).  Net charge-offs as a percent of average loans outstanding improved to 0.29% at December 31, 2004, compared to 0.49% and 0.46% at December 31, 2003 and 2002, respectively.  For an analysis of credit quality, see the "Credit Review" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

The following table presents an analysis of the consolidated allowance for credit losses for the five years ended December 31, 2004 (Dollar Amounts in Thousands):

	Summary of Loan Loss Experience

	2004	2003	2002	2001	2000

Loans outstanding at end of year	$3,514,833	$2,824,882	$2,608,634	$2,567,934	$2,490,827

Average loans outstanding	$3,251,645	$2,640,935	$2,597,862	$2,548,596	$2,503,036

Allowance for credit losses:

Balance, beginning of year	$37,385	$34,496	$34,157	$33,601	$33,539
Addition as a result of acquisition	4,983	3,109	-0-	-0-	-0-
Loans charged off:
Commercial, financial and agricultural	4,434	6,424	6,085	3,297	4,335
Loans to individuals	3,414	3,288	4,040	4,199	5,521
Real estate-construction	1	384	3	-0-	-0-
Real estate-commercial	1,060	1,111	1,315	2,300	130
Real estate-residential	1,456	3,172	2,065	1,818	874
Lease financing receivables	247	316	424	606	407
Total loans charged off	10,612	14,695	13,932	12,220	11,267

Recoveries of loans previously charged off:
Commercial, financial and agricultural	772	1,047	1,287	456	406
Loans to individuals	351	641	710	757	826
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	-0-	-0-	-0-	-0-	-0-
Real estate-residential	114	17	46	49	42
Lease financing receivables	-0-	-0-	5	19	25
Total recoveries	1,237	1,705	2,048	1,281	1,299
Net loans charged off	9,375	12,990	11,884	10,939	9,968
Provision charged to expense	8,070	12,770	12,223	11,495	10,030

Balance, end of year	$41,063	$37,385	$34,496	$34,157	$33,601

Ratios:
Net charge-offs as a percentage of average loans outstanding	0.29%	0.49%	0.46%	0.43%	0.40%
Allowance for credit losses as a percentage of average loans outstanding	1.26%	1.42%	1.33%	1.34%	1.34%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

Net securities gains decreased $1.8 million during 2004 to $4.1 million from the $5.9 million reported in 2003.  This compared to $642 thousand reported in 2002.  Securities gains during the 2004 period resulted primarily from the sale of Pennsylvania bank stocks with book values of $19.3 million.  The securities gains during the 2003 period resulted primarily from the sales of Pennsylvania bank stocks with book values of $7.6 million and fixed rate corporate bonds classified as securities "available for sale" with book values of $35 million.  The corporate bonds sold during 2003 had an average remaining life of one year, and the proceeds were reinvested in adjustable rate trust preferred securities with maturities of 30 years and mortgage backed securities with an average life of 3.6 years.  This reinvestment strategy was initiated to partially mitigate the Corporation's exposure to low and declining interest rates.  The securities gains during 2002 resulted primarily from the sales of Pennsylvania bank stocks, U.S. Treasury securities and fixed rate corporate bonds classified as securities "available for sale" with book values of $1.1 million, $1.5 million and $3.0 million, respectively.

Trust income has increased slightly over each of the past three years.  The rebound in market values over prior year levels should help trust income to continue to trend in a positive direction.  The referral programs and integrated growth plans for financial affiliates have continued to help grow trust revenues.  The Corporation's continued success in building relationships with commercial clients provides fee based affiliates with additional sales opportunities through the "Total Solutions Financial Management" ("TSFM") process.  This strategy combines products, services and professional staff from the Corporation's trust, insurance, financial advisory and banking affiliates and partners them in providing comprehensive financial services offerings.

Service charges on deposits are the most significant component of noninterest income and have continued to increase over the past three years with an increase of $2.0 million for 2004 compared to 2003 and an increase of $1.5 million for 2003 compared to 2002.  Increases in nonsufficient funds ("NSF") fees of $1.9 million in 2004 compared to 2003 and $2.1 million in 2003 compared to 2002 helped to pace the continued year-to-year rise.  The increase in NSF fees is due to the growth of the High Performance Checking products for consumer and business clients as well as the inclusion of PFC and GAF.  In addition, the increase in NSF fees is due in part to better management of the collection process to ensure that fee waivers are kept to a minimum.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

Insurance commissions remained relatively stable from 2004 compared to 2003 after a decrease of $326 thousand from 2003 compared to 2002.  Decreases in 2003 were primarily due to decreases in annuity commissions.  As part of the previously discussed TSFM process, the Corporation's insurance subsidiary will continue to have expanded opportunities to meet the insurance needs of commercial clients.

Income from bank owned life insurance was $5.2 million for 2004 compared to $4.3 million for 2003 and compared to $4.7 million for 2002.  The 2004 period included an addition of $16.7 million related to the GAF acquisition, while the 2003 period included an addition of $6.6 million due to the PFC acquisition.   The 2002 period included an additional investment in bank owned life insurance of $5.0 million.

Other changes in noninterest income during 2004 compared to 2003 included increases in card related interchange income in the amount of $1.0 million.  Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.  The increase was due in part to the inclusion of PFC and GAF.  The card related interchange income growth was favorably affected by additional volume related to card usage and the migration of business accounts from the consumer debit card product.  The business debit card product pays a higher rate than the consumer debit card.  Changes in other noninterest income for 2003 over 2002 levels included increases in card related interchange income in the amount of $338 thousand and income from the increase in cash surrender value of split dollar life insurance in the amount of $248 thousand.

Noninterest Expense

Total noninterest expenses for 2004 increased $51.9 million to $164.6 million from $112.7 million reported in 2003.  The 2003 amount represented a decrease of $13.6 million compared to $126.3 million reported in 2002.  Noninterest expenses during the 2004 period included a one-time penalty of $29.5 million for the prepayment of $440 million in long-term FHLB advances.  The FHLB advances were replaced with other long-term debt with lower interest rates as well as with short-term borrowings.  The transaction is expected to result in an increase in net interest income over the remaining term of the original advances in excess of the prepayment penalty.  Noninterest expenses during the 2004 period also included merger and integration charges in the amount of $2.1 million.  The merger and integration charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC and were called and paid off in January

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

of 2004.  Merger and integration charges also included $1.6 million of severance related salary and benefit expenses that were accrued during 2004 and were due to the integration of PFC into the Corporation.  Future periods could be impacted by similar costs as the GAF integration continues.  The inclusion of PFC and GAF results since the acquisition dates were the primary causes of the remaining increase in noninterest expenses during the 2004 period.  The 2003 year included the benefit of a $610 thousand partial recovery of the litigation settlement from the 2002 period.  The decrease in noninterest expenses for 2003 was primarily the result of charges that were incurred during 2002 for the previously described litigation settlement of $8.0 million and corporate restructuring of $6.1 million.  The litigation settlement related to a lender liability action filed in 1994 against one of the Corporation's subsidiary banks and followed an adverse pre-trial judgment by the trial judge on procedural grounds.  The restructuring charges consisted principally of severance amounts paid to employees as part of the plan to consolidate the multiple bank charters and develop the First Commonwealth brand and identity for all of the financial services subsidiaries.  Payments to retiring directors as part of the realignment for the Corporation's new vision on corporate governance were also included in restructuring charges.

Employee costs were $68.9 million in 2004, representing 1.18% of average assets compared to $61.1 million and 1.29%, respectively, in 2003.  Employee costs for 2002 were $58.1 million and 1.28% of average assets.  Salary costs for the 2004 period increased $5.1 million compared to 2003, while salary costs for the 2003 period increased $1.6 million compared to 2002 levels.  Employee benefit costs rose $2.7 million for 2004 compared to 2003 and rose $1.4 million for 2003 compared to 2002.  Hospitalization costs continue to reflect the largest increases in employee benefit costs with increases of $743 thousand or 12.7% in 2004 and $1.1 million or 23.1% in 2003.  The increases in employee costs during 2004 were due in large part to an increase in the number of employees from the addition of PFC and GAF.  Full-time equivalent employees were 1,634 at the end of 2004 compared to 1,474 at the same time in 2003.  The Corporation continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.  Current benefit options include coverages fully paid for by the employer, as well as voluntary benefits whereby employees have the option of purchasing additional benefits at reduced group rates.

Net occupancy expense increased $2.2 million during 2004 to $9.7 million compared to expenses of $7.5 million during 2003 and $6.8 million during 2002.  The most significant increases during the 2004 period were related to building rental expense and building repairs and maintenance, largely due to the branches that were acquired with the PFC and GAF mergers.  The 2003 period included increases in building repairs and maintenance,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

net rental expense and utilities compared to 2002 costs.  Much of these increases were due to increased utility costs and snow removal expenses resulting from the harsh winter.  The 2003 period also included an increase in the amortization of the purchase accounting adjustments related to premises of $328 thousand over the 2002 period.  An adjustment of $291 thousand was taken during the 2003 period for the write-off of the remaining purchase accounting adjustment for three branch offices that were closed during 2003.  These branch offices were closed and their clients are served at nearby existing branch offices.  The Corporation continues to actively evaluate its branch delivery network to optimize client service in existing branch offices and to continue expansion into growth markets.  The Corporation expects to open three new branch offices in growth areas of Washington and Allegheny counties as well as renovate or relocate offices in existing markets.  The execution of these initiatives may continue to impact occupancy and other expenses in future periods.

Furniture and equipment expenses increased $1.6 million to $11.7 million in 2004 after an increase of $126 thousand to $10.1 million in 2003.  Increases during both periods were largely due to continued increases in depreciation expense some of which was related to the inclusion of PFC and GAF since the acquisition dates.

Outside data processing expense increased $1.3 million for the 2004 period to $3.8 million compared to $2.5 million for the 2003 period and $2.1 million for 2002.  Data processing expense increases during 2004 were due in part to the acquisitions of PFC and GAF.  Additional expenses were incurred until the PFC and GAF systems, some of which were processed through an outsourced processing vendor, were converted to the systems that are provided by a subsidiary of the Corporation.  In addition, the data processing expense in 2004 was unfavorably impacted by a rate increase related to clients using debit and credit cards over the STAR network.  Outside data processing costs are managed by the Corporation's data processing subsidiary.  Its needs are evaluated based on technology, efficiency and cost considerations.

Intangible amortization expense increased by $1.4 million during 2004 compared to the same period of 2003.  The increase was due to the amortization of the core deposit intangibles that were recorded for the recent acquisitions.

Other operating expenses increased $5.2 million to $32.9 million for 2004, while the expenses decreased $3.4 million to $27.7 million for 2003.  Increases in noninterest expense during the 2004 period included increase in telephone and data line expenses, other professional fees and advertising costs in the amounts of $897 thousand, $801 thousand and $599 thousand, respectively.  Telephone and data line expense increases were due in large part to the recent acquisitions.  The increase in other professional services is due in part to the use of a consultant in 2004 to provide targeted marketing services.  Advertising expense increases are due in large part to grand re-opening events that have taken place in branches that have been newly re-built, remodeled or acquired.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

The 2003 period included decreases in other professional fees and services, advertising, expenses related to training and seminars, telephone and loss on the sale of other assets (primarily vehicles previously leased) in the amounts of $1.4 million, $637 thousand, $428 thousand, $420 thousand and $402 thousand, respectively, compared to 2002 costs.  Directors' fees for the 2003 period reflected decreases of $349 thousand resulting from the restructuring of the Corporation's Boards of Directors and committees during 2002.  Other professional fees in 2002 included consulting fees related to implementation of the Corporation's "Balanced Scorecard" performance measurement system, enhancements to product and customer profitability systems, corporate restructuring and common branding and identity.  Consultants were also utilized to assist in the ongoing efforts to develop a world class sales culture and to generate new deposit dollars and relationships.  Corporate restructuring and movement towards a sales culture also impacted the decision to have employee benefit plans reviewed by outside specialists during 2002.  Advertising and promotion expenses in the 2002 period included expenditures related to the $1.8 million launch of the new corporate brand and identity and expenses incurred in the successful marketing campaign for free checking products introduced during 2002.  These products have had a favorable impact on deposit growth, interest expense and service charge revenue since their introduction.

Income tax expense was $3.7 million during 2004, representing a decrease of $9.6 million from the 2003 amount of $13.3 million and compared to $8.9 million in 2002.  Pretax income in the 2004 period was reduced by the $29.5 million in debt prepayment fees related to the previously mentioned prepayment of FHLB advances, which allowed the effect of nontaxable income and tax credits to have a greater impact on the effective tax rate in 2004.  The Corporation's effective tax rate was 8.75% for 2004 compared to 19.9% for 2003 and 17.0% for 2002.  The Corporation's 2003 effective tax rate was favorably impacted by tax-free municipal income.  Pretax income in the 2002 period was reduced by the $8.0 million litigation settlement as well as the $6.1 million restructuring charges, which allowed the effect of nontaxable income to have a greater impact on the effective tax rate in 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Corporation's contractual obligations to make future payments as of December 31, 2004.  Payments for borrowings do not include interest.  Payments related to operating leases are based on actual payments specified in the underlying contracts.

(Dollar Amounts in Thousands)

	Footnote Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total

Federal Home Loan Bank advances	19	$24,768	$121,944	$310,437	$224,096	$681,245
Repurchase agreements	19	-0-	-0-	20,000	-0-	20,000
Subordinated debentures	18	-0-	-0-	-0-	108,250	108,250
ESOP loan	19	661	1,575	1,576	2,363	6,175
Operating leases	15	2,702	4,753	3,261	7,746	18,462
Total contractual obligations		$28,131	$128,272	$335,274	$342,455	$834,132

The preceding table excludes unamortized premiums and discounts on Federal Home Loan Bank advances because these premiums and discounts do not represent future cash obligations.  The preceding table also excludes the Corporation's cash obligations upon maturity of certificates of deposit whose maturities are described in NOTE 16 (Interest-Bearing Deposits) to the Consolidated Financial Statements.

The following table summarizes the Corporation's off-balance sheet commitments as of December 31, 2004.  Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

(Dollar Amounts in Thousands)	Footnote Reference	Amount

Commitments to extend credit	14	$744,942
Standby letters of credit	14	23,079
Total lending-related commitments		$768,021

Commitments to extend credit include unfunded loan commitments as well as the undrawn portions of revolving and closed-end lines of credit as of December 31, 2004.  The contractual provisions of these commitments normally include fixed expiration dates or termination clauses, specific interest rates and clauses indicating that funding is contingent upon borrowers maintaining stated credit standards at the time of loan funding.

Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a client to a third party.  In the event that the client does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment.  The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

amount of the commitment.  If the commitment is funded, the Corporation would be entitled to seek repayment from the client.  The Corporation's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

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

The Corporation's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  Deposits increased $556.2 million in 2004.  This included an increase of $524.2 million for the deposits that were assumed in the acquisition of GAF and an increase due to purchase accounting adjustments in the amount of $5.4 million that were recorded as part of the GAF acquisition transaction.  Excluding the GAF acquisition activity, noninterest-bearing demand deposits and savings deposits increased by $32.4 million and $105.1 million, respectively, while time deposits decreased by $110.9 million.  Noncore deposits, which are time deposits in denominations of $100 thousand or more, represented 10.9% of total deposits at December 31, 2004.  Noncore deposits increased by $19.3 million in 2004.

The total increase in short-term borrowings of $312.3 million included $53.6 million that was acquired from GAF.  During the third quarter of 2004, the Corporation prepaid $440 million of long-term FHLB advances to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

minimize the impact of maturities in any one year.  The advances were replaced with short-term borrowings and other long-term FHLB advances with lower interest rates.  Refer to NOTE 19 (Other Long-term Debt) to the Consolidated Financial Statements for additional information on the debt repayment.

Although the Corporation's primary source of funds remains traditional deposits from within the communities served by its banking subsidiary, future sources of deposits utilized could include the use of brokered time deposits offered outside the Corporation's traditional market area.  Time deposits of $100 thousand or more at December 31, 2004, 2003 and 2002 had remaining maturities as follows:

	Maturity Distribution of Large Certificates of Deposit (Dollar Amounts in Thousands)
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Remaining Maturity:
3 months or less	$74,463	18%	$77,603	19%	$97,862	20%
Over 3 months through 6 months	49,691	12	50,132	13	54,758	11
Over 6 months through 12 months	51,485	12	69,239	17	114,596	24
Over 12 months	242,349	58	201,742	51	222,486	45
Total	$417,988	100%	$398,716	100%	$489,702	100%

Net loans increased $686.3 million during 2004 as increases were noted in all categories with the exception of leases.  Most notable were increases in residential loans secured by real estate of $343.5 million and increases in commercial loans secured by real estate of $216.8 million compared to year-end 2003.  Net loans in the amount of $532.7 million, which includes a purchase accounting adjustment of ($3.3) million, were acquired with the GAF acquisition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

Below is a schedule of loans by classification for the five years ended December 31, 2004:

	Loans by Classification (Dollar Amounts in Thousands)
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial, financial, agricultural and other	$715,280	20%	$655,740	23%	$633,955	24%	$529,300	21%	$443,618	18%
Real estate-construction	71,351	2	27,063	1	20,998	1	14,727	1	37,146	2
Real estate-commercial	988,611	28	771,861	27	663,220	26	638,576	25	560,066	22
Real estate-residential	1,164,707	33	821,159	29	739,018	28	849,787	33	932,915	37
Loans to individuals	562,321	16	521,481	19	505,139	19	473,515	18	450,154	18
Net leases	12,815	1	28,033	1	47,110	2	63,326	2	68,975	3

Gross loans and leases	3,515,085	100%	2,825,337	100%	2,609,440	100%	2,569,231	100%	2,492,874	100%
Unearned income	(252)		(455)		(806)		(1,297)		(2,047)
Total loans and leases net of unearned income	$3,514,833		$2,824,882		$2,608,634		$2,567,934		$2,490,827

An additional source of liquidity is marketable securities that the Corporation holds in its investment portfolio.  These securities are classified as "securities available for sale."  While the Corporation does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of December 31, 2004, securities available for sale had an amortized cost of $2,147 million and an approximate fair value of $2,162 million.  Gross unrealized gains were $30,191 thousand and gross unrealized losses were $14,634 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

Based upon the Corporation's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed more than adequate, as the Corporation does not anticipate a need to liquidate the investments until maturity.  Below is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2004:

	Maturity Distribution of Securities Held to Maturity At Amortized Cost (Dollar Amounts in Thousands)

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*

Within 1 year	$146	$2,377	$100	$2,623	7.02%
After 1 but within 5 years	3,254	15,631	305	19,190	7.30%
After 5 but within 10 years	860	29,286	-0-	30,146	7.39%
After 10 years	129	26,076	-0-	26,205	6.99%
Total	$4,389	$73,370	$405	$78,164	7.22%

	Maturity Distribution of Securities Available for Sale At Amortized Cost (Dollar Amounts in Thousands)

	U.S. Treasury, and other U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*

Within 1 year	$22,036	$2,837	$10,101	$34,974	2.17%
After 1 but within 5 years	317,850	3,295	30,754	351,899	3.08%
After 5 but within 10 years	497,265	31,725	-0-	528,990	3.96%
After 10 years	826,109	153,038	251,746	1,230,893	4.78%
Total	$1,663,260	$190,895	$292,601	$2,146,756	4.25%

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

The cumulative gap at the 365-day repricing period was negative in the amount of $1,258 million or 20.30% of total assets at December 31, 2004.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 2004 and 2003 (Dollar Amounts in Thousands):

	2004

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans...........................	$1,300,777	$185,633	$333,978	$1,820,388
Investments.....................	190,336	133,127	185,979	509,442
Other interest-earning assets...	2,403	-0-	-0-	2,403

Total interest-sensitive assets	1,493,516	318,760	519,957	2,332,233

Certificates of deposit.........	346,191	205,507	237,318	789,016
Other deposits..................	1,795,426	-0-	-0-	1,795,426
Borrowings......................	985,049	5,497	15,513	1,006,059
Total interest-sensitive liabilities	3,126,666	211,004	252,831	3,590,501
Gap.........................	$(1,633,150)	$107,756	$267,126	$(1,258,268)

ISA/ISL.........................	0.48	1.51	2.06	0.65
Gap/Total assets................	26.35%	1.74%	4.31%	20.30%

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

The Corporation's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat, and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 200 basis point (2.00%) movement upward or downward which cannot result in more than a 5.0% decline in net interest income when compared to the base case.  The analysis at December 31, 2004, indicated that a 200 basis point (2.00%) increase in interest rates would decrease net interest income by 48 basis points (0.48%) below the base case scenario and a 200 basis point (2.00%) decrease

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Interest Sensitivity (Continued)

in interest rates would decrease net interest income by 285 basis points (2.85%) below the base case scenario over the next twelve months, both within policy limits.

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

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2004 were as follows (Dollar Amounts in Thousands):

	Within One Year	One to 5 Years	After 5 Years	Total

Commercial and industrial	$244,771	$127,535	$108,049	$480,355
Financial institutions	55	300	-0-	355
Real estate-construction	18,047	15,229	38,075	71,351
Real estate-commercial	122,723	239,807	626,081	988,611
Other	20,929	17,116	196,525	234,570
Totals	$406,525	$399,987	$968,730	$1,775,242

Loans at fixed interest rates		125,592	256,406
Loans at variable interest rates		274,395	712,324
Totals		$399,987	$968,730

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

The Corporation maintains an allowance for credit losses at a level deemed sufficient to absorb losses which are inherent in the loan and lease portfolios at each balance sheet date.  Management reviews the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include an assessment of individual problem loans, delinquency, loss experience, trends and other relevant factors, all of which may be susceptible to significant changes.

Enhancements to the Corporation's methodology during 2004 resulted in reallocation of the allowance for credit losses from unallocated to specific loan categories.  While the Corporation consistently applies a comprehensive methodology and procedure, which is described in NOTE 1 (Statement of Accounting Policies) to the Consolidated Financial Statements, the allowance for credit loss methodologies incorporate management's current judgments about the credit quality of the loan portfolio as well as collection probabilities for problem credits.  Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicate changes in the expected future cash flows or changes in economic conditions.  The allowance for credit losses and the provision for credit losses are significant elements of the Corporation's financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis.  In addition, the Corporation maintains a system of internal controls which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures as well as generally accepted accounting principals.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

Since all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual credit or groups of credits, and the entire allowance is available to absorb any and all credit losses.  For analytical purposes, the following table sets forth an allocation of the allowance for credit losses at December 31 according to the categories indicated.  Management feels the unallocated portion of the reserve is necessary due to the uncertain economic and geo-political environment and its impact on a variety of sectors such as health care and lodging.  The unallocated allowance was reduced during 2004 as a result of methodology enhancements.

	Allocation of the Allowance for Credit Losses (Dollar Amounts in Thousands)

	2004	2003	2002	2001	2000

Commercial, industrial, financial, agricultural and other	$13,422	$10,739	$7,856	$6,315	$6,263
Real estate-construction	1,088	330	600	432	643
Real estate-commercial	13,099	11,361	7,201	9,808	9,064
Real estate-residential	8,759	4,910	5,294	7,379	10,211
Loans to individuals	3,806	4,614	3,035	3,845	4,938
Lease financing receivables	136	202	259	401	638
Unallocated	753	5,229	10,251	5,977	1,844
Total	$41,063	$37,385	$34,496	$34,157	$33,601

Allowance as percentage of average total loans	1.26%	1.42%	1.33%	1.34%	1.34%

The decrease in the allowance as a percent of average loans in 2004 reflects the trend of improvement in nonperforming loans, net charge-offs and lower levels of the allowance being allocated to larger classified credits.  The spike in the allowance for credit losses as a percentage of average total loans outstanding during the 2003 period was due to the impact of having the BankPittsburgh loans included in the average for only a short period during the year, or from the acquisition date of December 5, 2003.  While the allowance for credit losses as a percentage of average total loans outstanding spiked during 2003, the allowance for credit losses as a percentage of actual loans outstanding remained at 1.32% for 2002 and 2003 before declining to 1.17% in 2004.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

	Nonperforming and Impaired Assets and Effect on Interest Income Due to Nonaccrual (Dollar Amounts in Thousands)

	2004	2003	2002	2001	2000

Loans on nonaccrual basis	$10,732	$12,459	$23,450	$22,899	$10,698
Past due loans	14,671	10,586	14,774	17,781	22,086
Renegotiated loans	183	195	207	832	2,263
Total nonperforming loans	$25,586	$23,240	$38,431	$41,512	$35,047

Nonperforming loans as a percentage of total loans	0.73%	0.82%	1.47%	1.62%	1.41%

Allowance as percentage of nonperforming loans	160.49%	160.86%	89.76%	82.28%	95.87%

Other real estate owned	$1,814	$1,866	$1,651	$1,619	$1,661

Gross income that would have been recorded at original rates	$1,757	$1,962	$1,542	$1,422	$750

Interest that was reflected in income	307	1,185	286	750	333

Net reduction to interest income due to nonaccrual	$1,450	$777	$1,256	$672	$417

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

Nonperforming loan levels at December 31, 2004, increased $2.3 million compared to 2003 levels due to increases in past due loans.  The increases in past due loans in 2004 were largely due to increases in residential loans secured by real estate.  Increases in past due loans during 2004 were partially offset by decreases in nonaccrual loans which were largely due to decreases in residential loans secured by real estate.  Nonperforming loan levels at December 31, 2003 decreased $15.2 million compared to 2002 levels as decreases were noted in nonaccrual and past due loans.  The decrease in nonaccrual loans during 2003 was due to eight commercial loans that paid in full or were charged down and/or charged off.  The decrease in past due loans for the 2003 period included decreases in all major categories with the most significant decreases in loans secured by residential real estate, loans secured by commercial real estate and other commercial loans.  This decrease in past due loans during 2003 was due to successful collection strategies.  Interest income on nonaccrual loans decreased in the 2004 period compared to 2003 as the 2003 period included the final resolution of several large credits that included collection of some interest income.

The Corporation's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  The Corporation has a "Watch List Committee" which includes credit workout officers of the bank and reviews watch list credits for workout progress or deterioration.  Loan loss adequacy and the status of significant nonperforming credits are monitored on a quarterly basis by a committee made up of senior

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

officers of the bank and parent company.  These committees were established to provide additional internal monitoring and analysis in addition to that provided by the Credit Committees of the bank and parent company.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements and its previously described committee structure.  Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.  Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

Capital Resources

Equity capital stood at $532.0 million at December 31, 2004, a $101.0 million increase compared to December 31, 2003.  The most significant change in equity resulted from the issuance of stock related to the GAF acquisition which increased equity by $105.2 million, while the conversion of GAF's investment in FCFC stock into treasury shares resulted in a decrease of $514 thousand to equity capital.  Dividends declared reduced equity by $43.6 million during 2004 as dividends were increased over 2003 levels, while net income increased equity by $22.1 million for the same period.  Additional advances by the Corporation's Employee Stock Ownership Plan ("ESOP") to fund the acquisition of the Corporation's common stock for future distribution as employee compensation, net of long-term debt payments and fair value adjustments to unearned ESOP shares, decreased equity by $3.9 million.  The market value adjustment to securities available for sale decreased equity by $5.1 million for the period.  Amounts paid to fund the discount on reinvested dividends reduced equity by $816 thousand.  Proceeds from the issuance of treasury shares to provide for stock options exercised increased equity by $9.7 million during 2004, while the tax benefit related to the stock options increased equity by $1.2 million.  Equity capital was also impacted during 2004 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This contingent payment of the Corporation's common stock was the second of four scheduled annual installments.

A capital base can be considered adequate when it enables the Corporation to intermediate funds responsibly and provide related services while protecting against future uncertainties.  The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber.  In consideration of these factors, management's primary emphasis with respect to the Corporation's capital position is to maintain an adequate and stable ratio of equity to assets.  See NOTE 27 (Regulatory Restrictions and Capital Adequacy) to the Consolidated Financial Statements for an analysis of regulatory capital guidelines and the Corporation's capital ratios relative to these measurement standards.

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

Corporate management has taken strong and wide-ranging actions to enhance the awareness of and proactively manage risk within the Corporation.  In addition to establishing a comprehensive policy and procedure manual that is updated and regularly communicated throughout the Corporation, the Executive Vice President, Chief Risk Officer, oversees all aspects of the risk process.  Our committee structure embraces a risk management culture, which begins with the Risk Committee that provides oversight and monitoring of key risk areas.  The Risk Committee, which is chaired by the Executive Vice President, Chief Risk Officer, and has representation from all of the disciplines across the organization, meets to discuss and assess current and emerging risks as well as to identify solutions and mitigants.  Credit quality and loan loss adequacy issues are addressed by the Credit Quality, Watch List and Loan Loss Reserve committees.  Additional committees include Security, which is responsible for coordinating the security program; Privacy, which focuses on safeguarding client information; ALCO, which monitors interest rate and liquidity risks; and Disclosure, which evaluates internal controls regarding information utilized in certain regulatory reports, as well as reviewing those reports and the disclosure process to ensure that disclosures are timely, complete and accurate.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands)

	December 31,
	2004	2003
ASSETS
Cash and due from banks..............................................	$79,591	$82,510
Interest-bearing bank deposits.......................................	2,403	5,362
Securities available for sale, at market.............................	2,162,313	1,969,176
Securities held to maturity, at amortized cost, (Market value $81,886 in 2004 and $109,609 in 2003).................	78,164	104,254

Loans................................................................	3,515,085	2,825,337
Unearned income....................................................	(252)	(455)
Allowance for credit losses........................................	(41,063)	(37,385)
Net loans.....................................................	3,473,770	2,787,497

Premises and equipment...............................................	56,965	46,538
Other real estate owned..............................................	1,814	1,866
Goodwill.............................................................	123,607	29,854
Amortizing intangibles, net..........................................	17,513	3,256
Other assets.........................................................	202,338	158,882

Total assets...............................................	$6,198,478	$5,189,195

LIABILITIES
Deposits (all domestic):
Noninterest-bearing................................................	$480,843	$408,647
Interest-bearing...................................................	3,363,632	2,879,628
Total deposits................................................	3,844,475	3,288,275

Short-term borrowings................................................	946,474	634,127
Other liabilities....................................................	35,977	41,875

Subordinated debentures..............................................	108,250	75,304
Other long-term debt.................................................	731,324	718,668

Total long-term debt..........................................	839,574	793,972
Total liabilities..........................................	5,666,500	4,758,249

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued............................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 71,978,568 shares issued and 69,868,908 shares outstanding in 2004; 63,704,445 shares issued and 60,712,020 shares outstanding in 2003..........................	71,978	63,704
Additional paid-in capital...........................................	175,453	79,581
Retained earnings....................................................	307,363	312,261
Accumulated other comprehensive income...............................	10,002	15,173
Treasury stock (2,109,660 and 2,992,425 shares at December 31, 2004 and 2003,respectively at cost)...................	(26,643)	(37,779)
Unearned ESOP shares.................................................	(6,175)	(1,994)
Total shareholders' equity.................................	531,978	430,946
Total liabilities and shareholders' equity..............	$6,198,478	$5,189,195

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002
Interest Income
Interest and fees on loans.........................	$189,629	$164,441	$179,901
Interest and dividends on investments:
Taxable interest.................................	75,309	66,716	84,137
Interest exempt from Federal income taxes........	11,447	10,561	9,520
Dividends........................................	1,600	2,038	1,973
Interest on Federal funds sold.....................	6	4	6
Interest on bank deposits..........................	34	13	31
Total interest income............................	278,025	243,773	275,568

Interest Expense
Interest on deposits...............................	58,890	60,100	78,572
Interest on short-term borrowings..................	11,989	6,755	6,029
Interest on mandatorily redeemable capital securities of subsidiary trust.................................	-0-	-0-	3,325
Interest on subordinated debentures................	6,778	3,560	-0-
Interest on other long-term debt...................	33,033	29,826	34,747
Total interest on long-term debt.................	39,811	33,386	38,072
Total interest expense.........................	110,690	100,241	122,673

Net interest income..................................	167,335	143,532	152,895
Provision for credit losses........................	8,070	12,770	12,223

Net interest income after provision for credit losses	159,265	130,762	140,672

Other Income
Net securities gains...............................	4,077	5,851	642
Trust income.......................................	5,254	5,142	5,008
Service charges on deposits........................	14,975	13,013	11,538
Gain on sale of branches...........................	-0-	3,041	-0-
Insurance commissions..............................	3,387	3,305	3,631
Income from bank owned life insurance..............	5,157	4,342	4,711
Merchant discount income...........................	3,638	3,557	3,573
Card related interchange income....................	3,579	2,537	2,199
Other income.......................................	7,582	7,656	6,793
Total other income...............................	47,649	48,444	38,095

Other Expenses
Salaries and employee benefits.....................	68,916	61,144	58,149
Net occupancy expense..............................	9,656	7,456	6,750
Furniture and equipment expense....................	11,688	10,096	9,970
Data processing expense............................	3,808	2,520	2,124
Pennsylvania shares tax expense....................	4,532	4,301	3,937
Intangible amortization............................	1,443	43	203
Litigation settlement..............................	-0-	(610)	8,000
Restructuring charges..............................	-0-	-0-	6,140
Merger and integration charges.....................	2,125	-0-	-0-
Debt prepayment fees...............................	29,495	-0-	-0-
Other operating expenses...........................	32,892	27,705	31,057
Total other expenses.............................	164,555	112,655	126,330

Income before income taxes...........................	42,359	66,551	52,437
Applicable income taxes............................	3,707	13,251	8,911
Net Income...........................................	$38,652	$53,300	$43,526

Average Shares Outstanding...........................	65,887,611	59,002,277	58,409,614
Average Shares Outstanding Assuming Dilution.........	66,487,516	59,387,055	58,742,018

Per Share Data:
Basic Earnings Per Share...........................	$0.59	$0.90	$0.75
Diluted Earnings Per Share.........................	$0.58	$0.90	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance at December 31, 2001	$62,525	$66,176	$288,219	$8,703	$(51,431)	$(4,126)	$370,066
Comprehensive income
Net income	-0-	-0-	43,526	-0-	-0-	-0-	43,526
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	17,542	-0-	-0-	17,542
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(394)	-0-	-0-	(394)
Total other comprehensive income	-0-	-0-	-0-	17,148	-0-	-0-	17,148
Total comprehensive income	-0-	-0-	43,526	17,148	-0-	-0-	60,674
Cash dividends declared	-0-	-0-	(35,580)	-0-	-0-	-0-	(35,580)
Decrease in unearned ESOP shares	-0-	86	-0-	-0-	-0-	1,071	1,157
Discount on dividend reinvestment plan purchases	-0-	(637)	-0-	-0-	-0-	-0-	(637)
Treasury stock reissued	-0-	(964)	-0-	-0-	6,450	-0-	5,486
Tax benefit of stock options	-0-	224	-0-	-0-	-0-	-0-	224
Balance at December 31, 2002	62,525	64,885	296,165	25,851	(44,981)	(3,055)	401,390

Comprehensive income
Net income	-0-	-0-	53,300	-0-	-0-	-0-	53,300
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(6,951)	-0-	-0-	(6,951)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(3,734)	-0-	-0-	(3,734)
Unrealized holding gains on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	7	-0-	-0-	7
Total other comprehensive income (loss)	-0-	-0-	-0-	(10,678)	-0-	-0-	(10,678)
Total comprehensive income	-0-	-0-	53,300	(10,678)	-0-	-0-	42,622
Cash dividends declared	-0-	-0-	(37,204)	-0-	-0-	-0-	(37,204)
Decrease in unearned ESOP shares	-0-	120	-0-	-0-	-0-	1,061	1,181
Discount on dividend reinvestment plan purchases	-0-	(706)	-0-	-0-	-0-	-0-	(706)
Treasury stock reissued	-0-	(1,076)	-0-	-0-	7,202	-0-	6,126
Tax benefit of stock options	-0-	535	-0-	-0-	-0-	-0-	535
Stock issued for acquisition	1,179	15,823	-0-	-0-	-0-	-0-	17,002
Balance at December 31, 2003	63,704	79,581	312,261	15,173	(37,779)	(1,994)	430,946

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Comprehensive income
Net income	-0-	-0-	38,652	-0-	-0-	-0-	38,652
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(2,420)	-0-	-0-	(2,420)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,633)	-0-	-0-	(2,633)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(118)	-0-	-0-	(118)
Total other comprehensive income (loss)	-0-	-0-	-0-	(5,171)	-0-	-0-	(5,171)
Total comprehensive income	-0-	-0-	38,652	(5,171)	-0-	-0-	33,481
Cash dividends declared	-0-	-0-	(43,550)	-0-	-0-	-0-	(43,550)
Net increase in unearned ESOP shares	-0-	262	-0-	-0-	-0-	(4,181)	(3,919)
Discount on dividend reinvestment plan purchases	-0-	(816)	-0-	-0-	-0-	-0-	(816)
Treasury stock acquired	-0-	-0-	-0-	-0-	(514)	-0-	(514)
Treasury stock reissued	-0-	(1,768)	-0-	-0-	11,650	-0-	9,882
Tax benefit of stock options	-0-	1,238	-0-	-0-	-0-	-0-	1,238
Stock issued for acquisition	8,274	96,956	-0-	-0-	-0-	-0-	105,230
Balance at December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net income...........................................	$38,652	$53,300	$43,526
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for credit losses........................	8,070	12,770	12,223
Depreciation and amortization......................	9,488	7,498	7,360
Net gains on sales of assets.......................	(4,197)	(6,483)	(498)
Net gains on sales of branches.....................	-0-	(3,034)	-0-
Income from increase in cash surrender value of bank owned life insurance...................................	(5,157)	(4,342)	(4,711)
Stock option tax benefit..............................	1,239	535	224
Changes net of acquisition:
Decrease in interest receivable....................	1,212	3,754	2,860
Decrease in interest payable.......................	(39)	(1,120)	(2,280)
Decrease in income taxes payable...................	(1,976)	(843)	(2,754)
Net decrease (increase) in loans held for sale.....	644	2,484	(5,439)
Change in deferred taxes...........................	(1,858)	(2,235)	(594)
Other-net..........................................	(6,855)	(2,525)	2,408
Net cash provided by operating activities........	39,223	59,759	52,325

Investing Activities
Changes net of acquisition:
Transactions with securities held to maturity:
Sales..............................................	-0-	-0-	-0-
Maturities and redemptions.........................	31,649	93,700	110,769
Purchases of investment securities.................	(5,542)	-0-	(15,266)
Transactions with securities available for sale:
Sales..............................................	115,726	62,941	15,328
Maturities and redemptions.........................	730,494	954,406	545,791
Purchases of investment securities.................	(755,364)	(1,414,519)	(547,799)
Proceeds from sales of other assets..................	11,703	11,876	11,207
Acquisition of affiliate, net of cash received.......	(70,872)	7,859	-0-
Investment in bank owned life insurance..............	-0-	-0-	(5,000)
Net decrease in interest-bearing bank deposits.......	4,874	4,135	2,278
Net (increase) decrease in loans.....................	(179,939)	2,775	(58,157)
Purchases of premises and equipment..................	(12,041)	(5,227)	(6,382)
Net cash (used) provided by investing activities...	(129,312)	(282,054)	52,769

Financing Activities
Changes net of acquisition:
Proceeds from issuance of other long-term debt.......	283,486	10,000	18,200
Repayments of other long-term debt...................	(482,150)	(12,500)	(101,425)
Proceeds from issuance of subordinated debentures....	41,238	30,929	-0-
Repayments of subordinated debentures................	(8,292)	-0-	-0-
Discount on dividend reinvestment plan purchases.....	(816)	(706)	(637)
Dividends paid.......................................	(41,736)	(36,630)	(35,208)
Net increase (decrease) in Federal funds purchased...	21,650	(37,500)	(56,650)
Net increase in other short-term borrowings..........	237,102	202,562	97,980
Sale of branch and deposits, net of cash received....	-0-	(21,288)	-0-
Reissuance of treasury stock.........................	9,679	5,923	4,656
Net increase (decrease) in deposits..................	27,009	82,901	(49,026)
Net cash provided (used) by financing activities...	87,170	223,691	(122,110)
Net (decrease) increase in cash and cash equivalents.......................................................	(2,919)	1,396	(17,016)

Cash and cash equivalents at January 1...............	82,510	81,114	98,130
Cash and cash equivalents at December 31.............	$79,591	$82,510	$81,114

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
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

The Corporation determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 ("ARB 51"), "Consolidated Financial Statements", or a controlling financial interest in a variable interest entity ("VIE") by considering the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," issued in January 2003, and FIN 46 (Revised 2003) ("FIN 46R") issued in December 2003.  Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Basis of Presentation (Continued)

Refer to the Recent Accounting Pronouncements section of this Note for additional information related to FIN 46 and FIN 46R.

The investment in non-consolidated VIE's and investment in corporations with voting interest of 20 to 50% are accounted for using the equity method of accounting.

Reclassifications

Financial statement amounts in prior periods have been reclassified to conform to the presentation format used in 2004.  The reclassifications had no effect on the Corporation's financial condition or results of operations.

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

The Corporation considers a loan to be past due and still accruing interest when payment of interest or principal is contractually past due but the loan is well secured and in the process of collection.  For installment,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Loans (Continued)

mortgage, term and other loans with amortizing payments that are scheduled monthly, 90 days past due is reached when four monthly payments are due and unpaid.  For demand, time and other multi-payment obligations with payments scheduled other than monthly, delinquency status is calculated using number of days instead of number of payments.  Revolving credit loans, including personal credit lines and home equity lines, are considered to be 90 days past due when the borrower has not made the minimum payment for four billing cycles.

A loan is placed in nonaccrual status when based on current information and events, it is probable that the Corporation will be unable to fully collect principal or interest due according to the contractual terms of the loan.  A loan is also placed in nonaccrual status when based on regulatory definitions, the loan is maintained on a "cash basis" due to the weakened financial condition of the borrower.  When a determination is made to place a loan in nonaccrual status, all accrued and unpaid interest for the current year is reversed against interest income and uncollected interest for previous years is charged against the allowance for credit losses.  Generally, consumer and residential mortgage loans, which are well-secured and/or in the process of collection, are not normally placed in nonaccrual status.  Nonaccrual loans are restored to accrual status when, based on a sustained period of repayment by the borrower in accordance with the contractual terms of the loan, the Corporation expects repayment of the remaining contractual principal and interest, or when the loan otherwise becomes well-secured and in the process of collection.

The Corporation considers a loan to be renegotiated when the loan terms have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and the loan is in compliance with the restructured terms.

The Corporation considers a loan to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect principal or interest that is due in accordance with contractual terms of the loan.  Impaired loans include nonaccrual loans and renegotiated loans.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Loans (Continued)

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

Mortgage Servicing Rights

When the Corporation purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the Corporation measures the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination.  When the Corporation does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the Corporation allocates the amortized cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without mortgage servicing rights) based on their relative fair values at the date of sale.  The amount capitalized as the right to service mortgage loans is recognized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income (servicing revenue in excess of servicing cost).  Generally, the Corporation sells mortgages with servicing released.  Mortgage servicing rights are periodically evaluated for impairment based on fair values.

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
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Allowance for Credit Losses

The Corporation maintains an allowance for credit losses at a level deemed sufficient to absorb losses that are inherent in the loan and lease portfolios at each balance sheet date.  Management and the Corporation's Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  The Corporation's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors, all of which may be susceptible to significant changes.  While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

Substandard loans are those with a well-defined weakness or a weakness that jeopardizes the repayment of the debt.  A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity.  Loans for which repayment plans have not been met or collateral equity margins do not protect the Corporation may also be classified as substandard.  Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable.  Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined.  Loans rated as doubtful, in whole or in part, are placed in nonaccrual status.  Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses at the next meeting of the Corporation's Credit Committee after placement in this category.  There were no loans classified as loss on the primary watch list as of December 31, 2004.  The Corporation consistently applies the following comprehensive methodology and procedure for determining the allowance at the subsidiary bank level.

Classified loans on the primary watch list are analyzed to determine the level of potential loss in the credits under current circumstances.  The potential loss that is established for these classified loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.  Primary watch list loans are managed and monitored by assigned account officers within the Corporation in conjunction with senior management.

A specific reserve is established for impaired loans that is equal to the total amount of potential unconfirmed losses for the impaired loans that are reviewed.  All impaired credits in excess of $100 are individually reviewed.  Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the non-reviewed impaired loan balances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

A reserve is established for primary watch list loans that are classified as substandard (and still accruing interest) and OAEM (Other Assets Especially Mentioned).  The reserve on these substandard and OAEM loans is calculated as the historical average amount of potential unconfirmed losses for the loans similar to those that are reviewed.  The historical percentage is based on an eight quarter weighted average calculation.

The allowance based on historical trends uses charge-off experience of the Corporation to estimate potential unconfirmed losses in the balances of the loan and lease portfolios.  The historical loss experience percentage is based on the charge-off history for the greater of the eight most recent quarters or the twenty most recent quarters.  The historical loss percentages are adjusted for loss emergence periods based on the type of loan.  Adjusted historical loss experience percentages are applied to non-classified loans from the primary watch list, as well as all other loans and leases which are not on the watch list, to obtain the portion of the allowance for credit losses which is based on historical trends.  Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.

Each loan category's most recent four-quarter average delinquency percentage is compared to its twenty-quarter average.  A special allocation is made if the four-quarter delinquency percentage is higher than its twenty-quarter average.

An additional allowance for special circumstances may be made where a specific reserve is warranted.  The additional allowance provides management with the opportunity to estimate additional potential allowance amounts which may be needed to cover specific factors.  The special factors that management currently evaluates consist of portfolio risk or concentrations of credit and economic conditions.  Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency, unusual repossession activities or large levels of unsecured loans in a portfolio.

The Corporation also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions that may cause a potential credit loss but are not specifically identifiable or considered in the methodology that was defined above.  These factors include, but are not limited to potential judgment or data errors or factors not yet considered in the Corporation's methodology.  No matter how detailed an analysis of potential credit losses is performed these estimates by definition lack precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Bank Owned Life Insurance

The Corporation purchased insurance on the lives of certain groups of employees.  The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care.  Increases in the cash surrender value are recorded as "Other Income" in the Consolidated Statements of Income.  The cash surrender value of bank owned life insurance is reflected in "Other Assets" on the Consolidated Balance Sheets in the amount of $124,932 and $103,625 at December 31, 2004 and 2003, respectively.  The increase in cash surrender value of bank owned life insurance during 2004 includes $16,657 acquired as a result of a business combination completed during 2004.  For additional information on the business combination, refer to NOTE 6 (Business Combinations).

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset.  Accelerated depreciation methods are used for furniture and equipment while straight-line depreciation is used for buildings and improvements. Charges for maintenance and repairs are expensed as incurred.  Where a lease is involved, amortization is charged over the term of the lease or the estimated useful life of the improvement, whichever is shorter.  The Corporation records computer software in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."  The statement identifies the following three stages of software development:  the preliminary project stage, the application development stage and the post-implementation stage.  In compliance with SOP 98-1, the Corporation expenses costs that are incurred during the preliminary project stage and capitalizes certain costs that are incurred during the application development stage.  Once software is in operation, maintenance costs are expensed over the maintenance period while upgrades that result in additional functionality or enhancements are capitalized.  Training and data conversion costs are expensed as incurred.  Capitalized costs are amortized on a straight-line basis over a period of 3-7 years, depending on the life of the software license.

Business Combinations

The Corporation accounts for business combinations in accordance with the FASB Statement No. 141 ("FAS No. 141"), "Business Combinations," which requires the purchase method of accounting for business combinations

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Business Combinations (Continued)

initiated after June 30, 2001.  Under the purchase method, net assets of the business acquired are recorded at their estimated fair value as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets that are acquired recorded as goodwill.  Results of the acquired business are included in the Corporation's income statement from the date of the acquisition.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations in periods in which their recorded value is more than their estimated fair value.  No impairment of goodwill or other intangibles has been identified since the adoption of FASB Statement No. 142 ("FAS No. 142"), "Goodwill and Other Intangible Assets," on January 1, 2002.  Prior to the adoption of FAS No. 142, goodwill was amortized on a straight-line basis over a period of 15-25 years.

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

Income Taxes

The Corporation records taxes in accordance with the asset and liability method utilized by FASB Statement No. 109 ("FAS No. 109"), "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws.  Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Comprehensive Income Disclosures

"Other Comprehensive Income" (comprehensive income, excluding net income), beginning with the 2003 period included two components, the change in unrealized holding gains and losses on available for sale securities and the change in unrealized gains and losses on derivatives used in cashflow hedging relationships.  Both components of other comprehensive income are reported net of related tax effects in the Statement of Changes in Shareholders' Equity.  Prior to 2003, other comprehensive income included only one component, which was the change in unrealized holding gains and losses on available for sale securities net of related tax effects.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold.  Generally, Federal funds are sold for one-day periods.

Employee Stock Ownership Plan

Accounting treatment for the Corporation's Employee Stock Ownership Plan ("ESOP") described in NOTE 23 (Unearned ESOP Shares) follows Statement of Position 93-6 ("SOP 93-6"), "Employers Accounting for Employee Stock Ownership Plans," for ESOP shares acquired after December 31, 1992 ("new shares").  The Corporation has elected, as permitted under SOP 93-6, not to adopt this statement for ESOP shares acquired on or before December 31, 1992 ("old shares").

ESOP shares purchased subject to debt guaranteed by the Corporation are recorded as a reduction of common shareholders' equity by charging unearned ESOP shares.  As shares are committed to be released to the ESOP Trust for allocation to plan participants, unearned ESOP shares is credited for the average cost of the shares to the ESOP.  Compensation cost recognized for new shares in accordance with the provisions of SOP 93-6 is based upon the fair market value of the shares that are committed to be released.  Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP.  Compensation cost recognized for old shares committed to be released is recorded at the cost of those shares to the ESOP.

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
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Option Plan

Prior accounting guidelines permit two alternate methods of accounting for stock-based compensation, the intrinsic value method of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and the fair value method of FASB Statement No. 123 ("FAS No. 123"), "Accounting for Stock-Based Compensation."  In December 2002, the FASB issued Statement No. 148 ("FAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure."  FAS No. 148 did not amend FAS No. 123 to require companies to account for employee stock options using the fair value method but required all companies with stock-based compensation to provide additional disclosures, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB 25.  As permitted under FAS No. 123, the Corporation had elected to use the intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 had been implemented.

No stock-based employee compensation expense is reflected in the Corporation's net income as reported in the Consolidated Statements of Income because all stock options granted under the Corporation's plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In December 2004, the FASB issued FASB Statement No.123 (Revised) ("FAS No. 123(R)"), "Share-Based Payment."  FAS No. 123(R) replaces FAS No. 123 and supersedes APB 25.  FAS No. 123(R) will require companies to measure compensation costs for all share-based payments including employee stock options using the fair value method.  FAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date.  Public companies that used the fair value based method for either recognition or disclosure under FAS No. 123, will apply FAS No. 123(R) using a modified prospective application.  Under the modified prospective application, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS No. 123 for either recognition or pro forma disclosures.  For periods before the required effective date, those entities may elect to apply a modified retrospective application.  Under the modified retrospective application method, financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FAS No. 123.  According to FAS No. 123(R), the grant-date fair value of stock options will be recognized as compensation expense in the company's income statement over the requisite service period or the vesting period.  FAS No. 123(R) will become effective as of the beginning of the first interim period that begins after June 15, 2005.  The adoption of FAS No. 123(R) is not expected to have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Option Plan (Continued)

See NOTE 24 (Stock Option Plan) for additional information on the Employee Stock Option Plan.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

	December 31,

	2004	2003	2002

Net income, as reported	$38,652	$53,300	$43,526
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(38)	(1,352)	(2,278)
Pro forma net income	$38,614	$51,948	$41,248

Earnings per share:
Basic - as reported	$0.59	$0.90	$0.75
Basic - pro forma	$0.59	$0.88	$0.71
Diluted - as reported	$0.58	$0.90	$0.74
Diluted - pro forma	$0.58	$0.87	$0.70

Average shares outstanding	65,887,611	59,002,277	58,409,614
Average shares outstanding assuming dilution	66,487,516	59,387,055	58,742,018

Derivative Instruments and Hedging Activities

The Corporation accounts for derivative instruments and hedging activities utilizing guidelines established in FASB Statement No. 133 ("FASB No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended.   The Corporation recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.  Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in "Other Comprehensive Income," net of deferred taxes.  Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Management periodically reviews contracts from various functional areas of the Corporation to identify potential derivatives embedded within selected contracts.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where the Corporation has intent to sell to an outside investor.  Due to the short-term nature of these loan commitments and the minimal historical dollar amount of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Derivative Instruments and Hedging Activities (Continued)

commitments outstanding, the corresponding impact on the Corporation's financial condition and results of operation has not been material. The Corporation had no freestanding derivative or hedging instruments prior to the third quarter of 2003 when it entered into its first of three interest rate swaps, which are described in NOTE 8 (Derivative Instruments) to the Consolidated Financial Statements.

Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period less unallocated ESOP shares.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  For all periods presented, the dilutive effect on average shares outstanding is the result of compensatory stock options outstanding.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46 and in December 2003, issued FIN 46R.  FIN 46R clarified some of the provisions of FIN 46 and exempted certain entities from the original requirements of FIN 46.  As defined by FIN 46 a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both.  FIN 46R was implemented for the quarter ended March 31, 2004.

Based on the criteria established in FIN 46 as interpreted by the Securities and Exchange Commission, the Corporation deconsolidated its investment in First Commonwealth Capital Trust I, a Delaware business trust (the "Trust") during the fourth quarter of 2003. The Trust was established in 1999 to issue capital securities through a private offering to qualified investors and to issue common securities to the Corporation.  The Trust used the proceeds from the sale of the capital securities to buy junior subordinated debentures from the Corporation with the same economic terms as the capital securities.  The Trust distributes the cash payments it receives from the Corporation on the debentures to the holders of the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

capital securities and the common securities.  The Trust will redeem all of the outstanding capital securities when the debentures are paid at maturity on September 1, 2029. The deconsolidation of the Trust resulted in an increase in long-term debt during the fourth quarter of 2003 of approximately $1,083 as a result of the subordinated debentures no longer being eliminated in consolidation and the capital securities no longer being included in the Consolidated Balance Sheet at December 31, 2003.

The Consolidated Balance Sheet at December 31, 2003, also reflects an increase in "Other Assets" in the same amount, which represents the Corporation's investment in the Trust.  Although net income did not change as a result of the deconsolidation of the Trust, "Other Revenue" was increased by the income generated by the Trust, which represents the difference between the Trust's interest income from the subordinated debentures and the Trust's interest expense from the capital securities.  The Consolidated Statement of Income for the year ended December 31, 2003, also reflected an increase in "Interest Expense on Long-term Debt" of approximately $103 as a result of the interest expense on the subordinated debentures no longer being eliminated in consolidation and the interest expense on the capital securities no longer being included in the Consolidated Statement of Income.

As part of its community reinvestment initiatives, the Corporation invests in qualified affordable housing projects as a limited partner.  The Corporation receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  The Corporation's maximum potential exposure to these partnerships is $4,792, consisting of the limited partnership investments as of December 31, 2004.  The Corporation has determined that these investments will not be consolidated but continue to be accounted for under the equity method of accounting whereby the Corporation's portion of partnership losses are recognized as incurred.  The adoption of FIN 46 or FIN 46R has not had a material impact on the Corporation's financial condition or results of operation.

In December 2003, the FASB issued Statement No. 132(R) ("FAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits."  The FASB's revision of Statement No. 132 retained all of the disclosure items that were provided in FAS No. 132 and requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the expanded disclosures of assumptions used in various calculations.  The statement also requires interim reporting of the components of the net periodic benefit cost recognized.   FAS No. 132(R) does not change the measurement or recognition for pension or other postretirement benefit plans.  This statement was effective for financial statements with fiscal years ending after December 15, 2003.  Disclosure requirements for future benefit payments are effective for fiscal years ending after June 15, 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

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

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 ("FSP FAS 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  FSP FAS 106-2 supersedes the FASB Staff Position No. FAS 106-1, which has the same title as FSP FAS 106-2.  FSP FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits.  FSP FAS 106-2 also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act.  This FSP is effective for the first interim or annual period beginning after June 15, 2004.  For additional information, refer to NOTE 22 (Retirement Plans).

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining issues related to Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This guidance is applicable to debt and equity securities that are within the scope of FASB Statement No. 115 ("FAS No. 115") and certain other investments.  EITF 03-1 provides clarification guidance to determine when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

The Corporation conducts a comprehensive review of the investment portfolio quarterly to determine whether an other-than-temporary impairment has occurred.  Securities whose market values have fallen below their book values are initially selected for more in depth analysis based on the percentage decline in value and duration of the decline.  Further analysis could include a review of research reports, analysts' recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes and any other relevant information pertaining to the affected security.  Based on this review, a determination is made on a case by case basis as to a potential impairment.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer."  SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, where it is probable that all contractual cash flows on the loan will be unable to be collected.  SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment.  Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.  This guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the Corporation's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 2--Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity:

	December 31, 2004			December 31, 2003			December 31, 2002
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(3,723)	$1,303	$(2,420)	$(10,693)	$3,742	$(6,951)	$26,987	$(9,445)	$17,542
Less: reclassification adjustment for gains realized in net income	(4,051)	1,418	(2,633)	(5,745)	2,011	(3,734)	(606)	212	(394)

Unrealized gains (losses) on derivatives used in cash flow hedging relationships:
Unrealized holding gains (losses) arising during the period	(182)	64	(118)	11	(4)	7	-0-	-0-	-0-
Net unrealized gains (losses)	(7,956)	2,785	(5,171)	(16,427)	5,749	(10,678)	26,381	(9,233)	17,148
Other comprehensive income (loss)	$(7,956)	$2,785	$(5,171)	$(16,427)	$5,749	$(10,678)	$26,381	$(9,233)	$17,148

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 3--Supplemental Cash Flow Disclosures

	2004	2003	2002
Cash paid during the year for:
Interest	$110,729	$101,361	$124,953
Income taxes	$6,302	$16,080	$12,010

Noncash investing and financing activities:
ESOP loan reductions	$1,332	$1,061	$1,071
ESOP borrowings	$5,513	$-0-	$-0-

Loans transferred to other real estate owned and repossessed assets	$4,613	$4,270	$5,029

Gross increase (decrease)in market value adjustment to securities available for sale	$(7,774)	$(16,438)	$26,381

Gross increase in market value adjustment of derivative instruments	$(182)	$11	$-0-

Treasury stock reissued for business combination	$203	$203	$830

NOTE 4--Restructuring Charges

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

Actual termination benefits paid and charged against the total severance liability were $472, $2,823 and $1,263 during 2004, 2003 and 2002, respectively, leaving a remaining unpaid liability for severance costs of $94 at December 31, 2004.  No additional severance accruals or adjustments were recorded during 2004 related to the 2002 restructuring.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 5--Merger and Integration Charges

During 2004, the Corporation recorded merger and integration charges totaling $2,125 ($1,381, net of taxes).  The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. ("PFC"). The charges included $485 related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC and were called and paid off in January of 2004.  Also included in the merger and integration charges were $1,640 in salary and benefit severance expenses that were accrued during the first nine months of 2004.  The severance costs were for 23 employees whose positions were eliminated as part of the acquisition.

NOTE 6--Business Combinations

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

Shareholders of GAF elected to receive $35.00 in cash or an equivalent of First Commonwealth common stock for each GAF share owned.  The aggregate purchase price of the transaction was $176,669, which included cash in the amount of $71,427 and common stock valued at $105,242.  The value of the 8,274,123 issued shares of First Commonwealth common stock was based on the average market price of First Commonwealth's common stock over the ten-day period ending three trading days prior to consummation of the acquisition.

The customer deposit base of $15,700 was the only amortizing intangible that was recorded with the transaction.  As of December 31, 2004, the accumulated amortization related to the GAF customer deposit base intangible was $1,149.  The estimated amortization expense that should be recorded in each of the next five years is $1,969.  The weighted-average useful life of the customer deposit base intangible is 8 years.  The goodwill that was recorded with the transaction is not deductible for tax purposes.

Effective December 5, 2003, the Corporation acquired 100% of the outstanding shares of Pittsburgh Financial Corp., a financial holding company, which was headquartered in Wexford, Pennsylvania.  PFC was the parent company of Pittsburgh Savings Bank (d/b/a BankPittsburgh).  As a result of the merger, PFC merged into First Commonwealth Financial Corporation and BankPittsburgh merged into First Commonwealth Bank.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 6--Business Combinations (Continued)

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

The customer deposit base of $3,270 was the only amortizing intangible that was recorded with the transaction.  As of December 31, 2004, the accumulated amortization related to the PFC customer deposit base intangible was $314.  The estimated amortization expense that should be recorded in each of the next five years is $290.  The weighted-average useful life of the customer deposit base intangible is 12 years.  The goodwill that was recorded with the transaction is not deductible for tax purposes.

The acquisitions of GAF and PFC were significant steps for the Corporation to implement its strategy for expansion into the Pittsburgh, Pennsylvania market.  The acquisitions add an additional customer base, which presents the opportunity for First Commonwealth Bank to offer insurance, trust and financial planning services to a larger base of customers.

The GAF and PFC mergers were accounted for as purchase accounting transactions whereby the identifiable tangible and intangible assets and liabilities of GAF and PFC were recorded at their fair values as of the acquisition date.  Purchase accounting valuation adjustments, which represent the difference between the carrying value and the fair value of identifiable tangible and intangible assets and liabilities, were recorded in the Consolidated Balance Sheets for December 31, 2004 and 2003.  As of December 31, 2004, preliminary goodwill in the amount of $93,921 was recorded as a result of the GAF transaction and goodwill in the amount of $21,555 was recorded as a result of the PFC transaction.  As prescribed under the purchase method of accounting, the results of GAF and PFC's operations have been included in the Consolidated Financial Statements since the acquisition date.

Effective March 1, 2002, the Corporation acquired all of the outstanding shares of Strategic Capital Concepts, Inc. ("SCC") and Strategic Financial Advisors, Inc. ("SFA"), each a Pennsylvania corporation headquartered in Allison Park, Pennsylvania.  As a registered investment advisor, SCC provided financial planning, asset management and consulting services to individuals, businesses, retirement plans, trusts and estates.  SFA offered investment and insurance products as well as employee benefit services.  Each of the outstanding shares of SCC and SFA were exchanged for shares of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 6--Business Combination (Continued)

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

NOTE 7--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.).  Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank.  The subsidiary bank maintained with the Federal Reserve Bank average balances of $612 during 2004 and $844 during 2003.

NOTE 8--Derivative Instruments

The Corporation entered into an interest rate swap transaction during the third quarter of 2003 and two additional interest rate swap transactions during the second quarter of 2004.  Each of the swaps had a notional amount of $25,000, for a total of $75,000, and were initiated to hedge exposure to the variability in the future cash flows derived from adjustable rate loans.  Each of the interest rate swaps will convert the interest receivables generated by the first $25,000 of principal outstandings of three month LIBOR based adjustable commercial loans from an adjustable rate to a fixed rate.  The swaps are traditional pay-floating and receive-fixed interest rate swaps with original maturities ranging from 2.5 to 3 years.  The transactions are classified as cash flow hedges whereby the fair value of each swap is recorded as "Other Assets" or "Other Liabilities" and changes in the fair value are recorded as "Other Comprehensive Income," a component of shareholders' equity.  During 2004, the hedge transactions had no ineffectiveness.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 9--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 2004 and 2003:

	2004				2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
U.S. Treasury Securities	$23,470	$4	$-0-	$23,474	$24,301	$18	$-0-	$24,319

Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	1,362,705	11,219	(10,874)	1,363,050	1,210,347	12,702	(8,298)	1,214,751

Other	277,085	211	(3,227)	274,069	252,243	803	(1,008)	252,038

Obligations of States and Political Subdivisions	190,895	6,810	(75)	197,630	156,790	4,650	(99)	161,341

Debt Securities Issued by Foreign Governments	-0-	-0-	-0-	-0-	50	-0-	-0-	50

Corporate Securities	206,719	8,403	(458)	214,664	204,843	8,607	(216)	213,234

Other Mortgage Backed Securities	2,217	76	-0-	2,293	4,178	36	-0-	4,214

Total Debt Securities	2,063,091	26,723	(14,634)	2,075,180	1,852,752	26,816	(9,621)	1,869,947

Equities	83,665	3,468	-0-	87,133	93,103	6,126	-0-	99,229

Total Securities Available for Sale	$2,146,756	$30,191	$(14,634)	$2,162,313	$1,945,855	$32,942	$(9,621)	$1,969,176

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 9--Securities Available For Sale (Continued)

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities.  These obligations have contractual maturities ranging from less than one year to approximately 29 years and have an anticipated average life to maturity ranging from less than one year to approximately 18 years.  All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact upon prepayment speeds, therefore the Corporation uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to insure that volatility falls within acceptable limits.  At December 31, 2004 and 2003, the Corporation owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

The amortized cost and estimated market value of debt securities at
December 31, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value
Due within 1 year	$34,974	$34,985
Due after 1 but within 5 years	312,568	309,288
Due after 5 but within 10 years	31,725	33,185
Due after 10 years	318,902	332,379
	698,169	709,837
Mortgage Backed Securities	1,364,922	1,365,343
Total Debt Securities	$2,063,091	$2,075,180

Proceeds from the sales of securities available for sale were $115,726, $62,941 and  $15,328 during 2004, 2003 and 2002, respectively.  Gross gains of $4,214, $5,709 and $609 and gross losses of $302, $-0- and $-0- were realized on those sales during 2004, 2003 and 2002, respectively.

Securities available for sale with an approximate fair value of $1,090,019 and $949,602 were pledged at December 31, 2004 and 2003, respectively, to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 9--Securities Available For Sale (Continued)

The following table shows the book value or fair market value of securities available for sale as of December 31, 2002:

Approximate Fair Value
U.S. Treasury Securities	$3,596
Obligations of U.S. Government Corporation and Agencies:
Mortgage Backed Securities	895,361
Other	102,788
Obligations of States and Political Subdivisions	118,629
Debt Securities Issued by Foreign Governments	75
Corporate Securities	243,988
Other Mortgage Backed Securities	52,346
Total Debt Securities	1,416,783
Equities	65,988
Total Securities Available for Sale	$1,482,771

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 10--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31, 2004 and 2003:

	2004				2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	$4,389	$208	$-0-	$4,597	$8,143	$444	$-0-	$8,587

Other	-0-	-0-	-0-	-0-	10,000	366	-0-	10,366

Obligations of States and Political Subdivisions	73,370	3,514	-0-	76,884	76,716	4,322	-0-	81,038

Debt Securities Issued by Foreign Governments	405	-0-	-0-	405	408	-0-	-0-	408

Corporate Securities	-0-	-0-	-0-	-0-	8,987	223	-0-	9,210

Total Securities Held to Maturity	$78,164	$3,722	$-0-	$81,886	$104,254	$5,355	$-0-	$109,609

The amortized cost and estimated market value of debt securities at December 31, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value
Due within 1 year	$2,477	$2,508
Due after 1 but within 5 years	15,936	16,516
Due after 5 but within 10 years	29,286	31,101
Due after 10 years	26,076	27,164
	73,775	77,289
Mortgage Backed Securities	4,389	4,597
Total Debt Securities	$78,164	$81,886

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 10--Securities Held to Maturity (Continued)

There were no sales of securities held to maturity in 2004, 2003 or 2002.

Securities held to maturity with an amortized cost of $70,227 and $98,173 were pledged at December 31, 2004 and 2003, respectively, to secure public deposits and for other purposes required or permitted by law.

The following table shows the book value or amortized cost of securities held to maturity as of December 31, 2002:

Amortized Cost
Obligations of U.S. Government Corporation and Agencies:
Mortgage Backed Securities	$63,535
Other	15,000
Obligations of States and Political Subdivisions	96,869
Debt Securities Issued by Foreign Governments	408
Corporate Securities	22,026
Total Securities Held to Maturity	$197,838

NOTE 11--Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at December 31, 2004 by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

U.S. Government Agency Obligations	199,421	(2,766)	24,513	(461)	223,934	(3,227)

U.S. Government Agency CMO and MBS	533,729	(3,835)	304,180	(7,039)	837,909	(10,874)

Corporate Securities	29,860	(178)	18,290	(280)	48,150	(458)

Municipal Securities	577	-0-	3,522	(75)	4,099	(75)

Total Securities	$763,587	$(6,779)	$350,505	$(7,855)	$1,114,092	$(14,634)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 11--Other Than Temporary Impairment of Investments (Continued)

At December 31, 2004, 97% of the unrealized losses were comprised of securities issued by U.S. Government agencies, U.S. Government sponsored agencies and investment grade municipalities.  Corporate securities, comprising 3% of the unrealized losses, consist of 12 issues by companies in the financial services industry.  Two of the issues are non-rated and have unrealized losses of $15, or .1% of the total. A total of 109 positions are temporarily impaired and none individually has an unrealized loss of more than 5% of its respective amortized cost basis.  Management does not believe any individual loss as of December 31, 2004 represents an other-than-temporary impairment.  The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer.  Management has both the intent and ability to hold the securities represented in the table for a time necessary to recover the amortized cost.

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

As of December 31, 2003, there were no unrealized losses in the investment portfolio that were outstanding for twelve months or more.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 12--Loans

Loans at year end were divided among these general categories:

	December 31,
	2004	2003

Commercial, financial, agricultural and other	$715,280	$655,740
Real estate loans:
Construction and land development	71,351	27,063
1-4 family dwellings	1,164,707	821,159
Other real estate loans	988,611	771,861
Loans to individuals for household, family and other personal expenditures	562,321	521,481
Leases, net of unearned income	12,815	28,033
Subtotal	3,515,085	2,825,337
Unearned income	(252)	(455)
Total loans and leases	$3,514,833	$2,824,882

Most of the Corporation's business activity was with customers located within Pennsylvania.  The portfolio is well diversified, and as of December 31, 2004 and 2003, there were no significant concentrations of credit.

The following table identifies the amount of nonperforming loans as of December 31:

	2004	2003
Loans on nonaccrual basis	$10,732	$12,459
Past due loans	14,671	10,586
Renegotiated loans	183	195
Total nonperforming loans	$25,586	$23,240

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 13--Allowance for Credit Losses

Description of changes:

	2004	2003	2002

Allowance at January 1	$37,385	$34,496	$34,157
Additions:
Recoveries of previously charged off loans	1,237	1,705	2,048
Provisions charged to operating expense	8,070	12,770	12,223
From acquisition	4,983	3,109	-0-
Deductions:
Loans charged off	10,612	14,695	13,932
Allowance at December 31	$41,063	$37,385	$34,496

Relationship to impaired loans:

	2004	2003	2002

Recorded investment in impaired loans at end of period	$10,915	$12,654	$23,657
Average balance of impaired loans for the year	$12,601	$19,866	$24,740
Allowance for credit losses related to impaired loans	$2,252	$2,048	$5,204
Impaired loans with an allocation of the allowance for credit losses	$6,500	$6,327	$15,065
Impaired loans with no allocation of the allowance for credit losses	$4,415	$6,327	$8,592
Income recorded on impaired loans on a cash basis	$307	$1,185	$286

NOTE 14--Financial Guarantees

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

As of December 31, 2004 and 2003, the Corporation did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.  See NOTE 8 (Derivative Instruments) for a description of interest rate swaps.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 14--Financial Guarantees (Continued)

The Corporation's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The following table identifies the notional amount of those instruments at December 31, 2004 and 2003:

	2004	2003

Financial instruments whose contract amounts represent
credit risk:
Commitments to extend credit	$744,942	$620,403
Standby letters of credit	$23,079	$28,836
Commercial letters of credit	$215	$328

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party.  Collateral that is held varies but may include accounts receivable, inventory, property, plant and equipment, residential and income-producing commercial properties.

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Current notional amounts outstanding at December 31, 2004, for financial standby letters of credit and performance standby letters of credit include amounts of $8,218 and $3,375, respectively, issued during 2004 and subject to the provisions of FIN 45.  There is currently no liability recorded on the Corporation's balance sheet related to these letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 15--Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	2004	2003

Land	Indefinite	$10,257	$7,177
Buildings and improvements	10-50 Years	61,048	47,438
Leasehold improvements	5-40 Years	11,132	10,043
Furniture and equipment	3-10 Years	68,819	58,028
Software	3-7 Years	18,636	16,599
Subtotal		169,892	139,285
Less accumulated depreciation and amortization		112,927	92,747
Total premises and equipment		$56,965	$46,538

Depreciation and amortization related to premises and equipment was $8,017 in 2004, $7,261 in 2003 and $6,840 in 2002.

The Corporation leases various premises and assorted equipment under noncancellable agreements.  Total future minimal rental commitments at December 31, 2004, were as follows:

	Premises	Equipment
2005	$2,239	$463
2006	2,179	448
2007	2,012	114
2008	1,717	113
2009	1,431	-0-
Thereafter	7,746	-0-
Total	$17,324	$1,138

Included in the lease commitments above is $827.5 in lease payments to be paid under a sale-leaseback arrangement, whereby a gain of $297 on the sale of a branch is being recognized over the 15 year lease term.

Under the terms of various lease agreements, increases in utilities and taxes may be passed on to the lessee.  Such adjustments are not reflected in the above table.  Additionally, various lease renewal options are available and are not included in the minimum lease commitments until such options are exercised.  Total lease expense amounted to $3,180 in 2004, $1,939 in 2003 and $1,699 in 2002.

NOTE 16--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

	2004	2003
NOW and Super NOW accounts	$92,168	$110,618
Savings and MMDA accounts	1,703,258	1,302,451
Time deposits	1,568,206	1,466,559
Total interest-bearing deposits	$3,363,632	$2,879,628

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 16--Interest-Bearing Deposits (Continued)

Interest-bearing deposits at December 31, 2004 and 2003, include allocations from NOW and Super NOW accounts of $451,938 and $405,521, respectively, into Savings and MMDA accounts.  These reallocations are based on a formula and have been made to reduce the Corporation's reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2004 and 2003, were certificates of deposit in denominations of $100 or more of $417,988 and $398,716, respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $15,652 in 2004, $18,227 in 2003 and $21,685 in 2002.

Included in time deposits at December 31, 2004, were certificates of deposit with the following scheduled maturities:

2005	$649,683
2006	374,273
2007	330,536
2008	104,733
2009 and thereafter	108,981
$1,568,206

NOTE 17--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

	2004			2003			2002
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Federal funds purchased	$35,750	$81,972	1.46%	$14,100	$68,455	1.32%	$51,600	$63,169	1.86%
Borrowings from FHLB	340,000	230,204	1.75%	120,000	151,860	1.33%	146,395	30,044	1.76%
Securities sold under agreements to repurchase	477,562	466,381	1.38%	450,140	326,226	1.16%	222,577	225,793	1.78%
Treasury, tax and loan note option	93,162	18,035	1.65%	49,887	7,592	0.87%	48,493	20,902	1.47%
Total	$946,474	$796,592	1.51%	$634,127	$554,133	1.22%	$469,065	$339,908	1.77%

Maximum total at any month-end	$1,015,881			$699,326			$469,065

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 17--Short-term Borrowings (Continued)

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2004	2003	2002

Federal funds purchased	$1,199	$902	$1,176
Borrowings from FHLB	4,040	2,019	530
Securities sold under agreements to repurchase	6,452	3,768	4,015
Treasury, tax and loan note option	298	66	308
Total interest on short-term borrowings	$11,989	$6,755	$6,029

NOTE 18--Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

	2004		2003
	Amount	Rate	Amount	Rate

Subordinated Debentures:
Owed to Pittsburgh Home Capital Trust I and due 2028	$-0-		$8,292	8.56%
Owed to First Commonwealth Capital Trust I and due 2029	36,083	9.50%	36,083	9.50%
Owed to First Commonwealth Capital Trust II and due 2033	30,929	LIBOR +2.85%	30,929	LIBOR +2.85%
Owed to First Commonwealth Capital Trust III and due 2034	41,238	5.888%	-0-

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$108,250		$75,304

The Corporation has established three trusts, First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III, of which 100% of the common equity is owned by the Corporation.  The trusts were formed for the purpose of issuing company obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities ("subordinated debentures") of the Corporation.  The subordinated debentures held by each trust are the sole assets of the trust.

Proceeds from subordinated debentures issued to First Commonwealth Capital Trust III and First Commonwealth Capital Trust II in March 2004 and December 2003, respectively, were used to finance the business combination of GAF.  See NOTE 6 (Business Combinations) for a description of the business combination.

Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a fixed rate of 5.888% for each interest payment prior to April 2009 and LIBOR plus 2.85% for each payment beginning with April 2009 and after.  LIBOR is reset quarterly.  Subject to regulatory approval, the Corporation may redeem the debentures, in whole or in part, at its option on any interest payment date on or after April 7, 2009, at a redemption price equal to 100% of the principal amount of the debentures.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 18--Subordinated Debentures (Continued)

Subject to regulatory approval, the Corporation may also redeem the debentures prior to April 7, 2009, within 90 days following the occurrence of certain tax or bank regulatory events at a special redemption price that is greater than 100%.  Deferred issuance costs of $630 are being amortized on a straight-line basis over the term of the securities.

Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of LIBOR plus 2.85% which is reset quarterly.  The Corporation may redeem the debentures, in whole or in part, at its option on or after January 23, 2009, at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption.  Subject to regulatory approval, the Corporation may also redeem the debentures prior to January 23, 2009, within 90 days following the occurrence of certain tax or bank regulatory events at a special redemption price that is greater than 100%.  Deferred issuance costs of $471 are being amortized on a straight-line basis over the term of the securities.

Subordinated debentures outstanding at December 31, 2003, included $8,292 previously issued by PFC to Pittsburgh Home Capital Trust I.  These debentures were assumed by the Corporation when it acquired PFC in December 2003, and were called, in accordance with terms of the debentures, and paid by the Corporation in January 2004.

The subordinated debentures issued to First Commonwealth Capital Trust I have the same economic terms as the capital securities issued by the trust.  The trust will redeem all of the outstanding capital securities when the debentures are paid at maturity.  Subject to regulatory approvals, the Corporation may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.75% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on September 1, 2019, plus accrued and unpaid interest to the date of the redemption.  The Corporation may also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax or bank regulatory events, subject to regulatory approval.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 19--Other Long-term Debt

Other long-term debt at December 31 follows:

	2004			2003
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
ESOP loan due December 2005	$661	LIBOR+1%	LIBOR+1%	$1,994	LIBOR +1%	LIBOR +1%
ESOP loan due March 2006	-0-			620	8.50%	8.50%
ESOP loan due December 2012	5,514	LIBOR+1.25%	LIBOR+1.25%
Repos due:
2008	21,970	5.51%	2.46%	22,522	5.51%	2.46%
Borrowings from FHLB due:
2004	-0-			19,271	5.81%	1.38%
2005	8,288	5.44%	2.05%	8,555	5.46%	2.05%
2006	40,930	3.50%	3.02%	6,104	6.01%	2.67%
2007	75,855	3.86%	3.49%	21,319	5.20%	4.08%
2008	106,435	4.97%	3.30%	438,413	5.39%	5.26%
2009	222,563	4.25%	3.66%	11,557	6.49%	3.52%
2010	148,822	5.14%	4.01%	140,025	5.70%	4.47%
2011	59,674	4.96%	4.01%	5,895	5.68%	5.68%
2014	17,165	5.40%	4.61%	17,964	5.40%	4.64%
2016	1,646	5.65%	5.65%	1,748	5.65%	5.65%
2017	5,983	6.17%	6.17%	6,271	6.17%	6.17%
2019	7,470	5.72%	5.72%	7,789	5.72%	5.72%
2020	790	7.37%	7.37%	817	7.37%	7.37%
2022	7,558	5.90%	5.90%	7,804	5.90%	5.90%
	$731,324			$718,668

The weighted-average contractual rate reflects the rate due to creditors.  The weighted-average effective rates of long-term debt in the schedule above include the effects of the purchase accounting valuation adjustments that were recorded for the acquisition that was discussed in NOTE 6 (Business Combinations).

FHLB advances in the amount of $307,575 are convertible on a quarterly basis at the FHLB's option into floating rate debt indexed to 3 month LIBOR. Advances in the amount of $22,500 become convertible at the FHLB's option into floating rate debt indexed to 3 month LIBOR beginning December 19, 2005 through April 24, 2006 and quarterly thereafter.  Advances in the amount of $160,000 become convertible at the FHLB's option into floating rate debt indexed to 3 month LIBOR beginning July 25, 2005 and quarterly thereafter but only if 3 month LIBOR is 6% or higher.  Should the FHLB elect to convert an advance to a floating rate, the bank has the right to pay off the advance without penalty.

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the above advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Balance Sheets are excluded from this Note, but are described in NOTE 18 (Subordinated Debentures).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 19--Other Long-term Debt (Continued)

Scheduled loan payments for other long-term debt are summarized below:

	2005	2006	2007	2008	2009	Thereafter

Long-term debt payments	$25,423	$58,693	$64,813	$130,354	$201,645	$226,459
Purchase valuation amortization	$5,493	$5,365	$5,190	$4,056	$2,397	$1,436

The amounts on the purchase valuation amortization row in the table above include fair market adjustments from the business combination, which is described in NOTE 6 (Business Combinations).

The third quarter of 2004 included a previously announced charge of $29,495 ($19,172 after tax) representing a penalty for the prepayment of $440,000 in Federal Home Loan Bank, or FHLB, long-term borrowings.  The prepayment penalty is reflected as "Debt Prepayment Fees" in the Consolidated Statements of Income.  The FHLB borrowings were replaced with other borrowings having maturities ranging from overnight to 2010.  This transaction expands the maturity distribution of the company's FHLB advances to minimize the impact of maturities on any one year.  It also reduced the initial interest cost on the $440,000 in FHLB advances by 292 basis points (2.92%).  First Commonwealth expects that the transaction will result in an increase in net interest income over the remaining term of the original advances in excess of the prepayment penalty.

NOTE 20--Common Share Commitments

At December 31, 2004 and 2003, the Corporation had 100,000,000 common shares authorized.  71,978,658 shares were issued at December 31, 2004, and 63,704,445 shares were issued at December 31, 2003.  Issued shares were reduced by 2,109,660 shares of treasury stock at December 31, 2004 and 2,992,425 shares of treasury stock at December 31, 2003.  The Corporation may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 22 (Retirement Plans).  The dilutive effect of stock options outstanding on average shares outstanding in the diluted earnings per share reported on the income statement were 599,905, 384,778 and 332,404 shares at December 31, 2004, 2003 and 2002, respectively.

Treasury shares consisting of 906,494 and 552,781 were reissued during 2004 and 2003 upon exercise of stock options.  Treasury shares consisting of 16,107 and 17,663 were reissued in 2004 and 2003, respectively, to fund the business combination with SCC and SFA as described in NOTE 6 (Business Combinations).  Treasury shares consisting of 39,836 were acquired as part of the GAF acquisition.

During 2004, 8,274,123 common shares were issued to fund the business combination with GAF and during 2003, 1,179,037 common shares were issued to fund the business combination with PFC.  These transactions are also described in NOTE 6 (Business Combinations).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 21--Income Taxes

The income tax provision consists of:

	2004	2003	2002
Current tax provision for income exclusive of securities transactions:
Federal	$4,138	$13,438	$9,279
State	-0-	-0-	1
Securities transactions	1,427	2,048	225
Total current tax provision	5,565	15,486	9,505
Benefit of operating loss carryforwards	(474)	-0-	-0-
Deferred tax provision (benefit)	(1,384)	(2,235)	(594)
Total tax provision	$3,707	$13,251	$8,911

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 2004 and 2003, were as follows:

	2004	2003
Deferred tax assets:
Allowance for credit losses	$13,997	$13,107
Postretirement benefits other than pensions	1,211	1,040
Basis difference in assets acquired	6,409	4,710
Severance expense	239	250
Net operating loss carryforward from acquisition	1,174	-0-
Alternative minimum tax credit carryforward	3,297	-0-
Other tax credit carryforward	1,428	-0-
Deferred compensation	854	788
Other	825	352
Total deferred tax assets	29,434	20,247

Deferred tax liabilities:
Accumulated accretion of bond discount	(121)	(124)
Unrealized gain on securities available for sale	(5,445)	(8,166)
Lease financing deduction	(3,243)	(6,439)
Loan origination fees and costs	(1,473)	(1,562)
Accumulated depreciation	(1,737)	(1,343)
Other	(490)	(574)
Total deferred tax (liabilities)	(12,509)	(18,208)
Net deferred tax asset	$16,925	$2,039

A net operating loss carryforward from acquisition of $3,353 is remaining at December 31, 2004.  This carryforward expires in 2024.  A tax credit carryforward of $1,428 is remaining as of December 31, 2004, and expires in 2024.  Management believes that future taxable income will be sufficient to fully realize the deferred tax assets associated with these carryforwards.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 21--Income Taxes (Continued)

The total tax provision for financial reporting differs from the amount computed by applying the statutory income tax rate to income before taxes.  The differences are as follows:

	2004		2003		2002
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Tax at statutory rate	$14,826	35.0	$23,293	35.0	$18,353	35.0
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,805)	(4.2)	(1,520)	(2.3)	(1,649)	(3.1)
Other nontaxable interest	(7,364)	(17.4)	(7,332)	(11.0)	(6,216)	(11.9)
State income taxes	-0-	0.0	-0-	0.0	1	0.0
Tax credits	(1,428)	(3.4)	(651)	(1.0)	(531)	(1.0)
Other	(522)	(1.2)	(539)	(0.8)	(1,047)	(2.0)
Total tax provision	$3,707	8.8	$13,251	19.9	$8,911	17.0

NOTE 22--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP").  Contributions to the plan are determined by the Board of Directors, and are based upon a prescribed percentage of the annual compensation of all participants.  During the current period, the ESOP acquired shares of the Corporation's common stock in a transaction, whereby the ESOP Trust borrowed funds which were guaranteed by the Corporation.  In addition, the borrowings related to the ESOP as of December 31, 2004, included amounts that were borrowed in a similar transaction that took place in a prior period.  The borrowed amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt with the offset as a reduction of common shareholders' equity.  Compensation costs related to the plan were $1,442 in 2004, $938 in 2003 and $940 in 2002.  See NOTE 23 (Unearned ESOP Shares) for additional information on the ESOP.

The employees of PFC were covered by a leveraged ESOP plan.  The PFC ESOP had unallocated ESOP shares of 43,174 at the merger date.  The plan was terminated effective December 5, 2003.  After liquidation of unallocated ESOP shares with a fair value of $620, which were utilized to pay off the outstanding PFC ESOP loan payable, remaining shares were allocated to the participants of the PFC ESOP during 2004. No compensation cost for the PFC ESOP was required to be recognized in the Consolidated Statements of Income.

The employees of GAF were covered by a leveraged ESOP plan.  The GAF ESOP had unallocated ESOP shares of 157,730 as of December 31, 2004, with a fair market value of $2,427.  Termination of the plan is pending approval from the Internal Revenue Service.  Once approval is received, the remaining shares will be allocated to participants of the GAF ESOP.  No compensation cost for the GAF ESOP is required to be recognized in the Consolidated Statements of Income.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Retirement Plans (Continued)

The Corporation also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code.  Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation.  Each participating employee may contribute up to 80% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution.  The 401(k) plan expense was $2,977 in 2004, $2,606 in 2003 and $2,616 in 2002.  Prior to the plan amendment effective February 1, 2002, the Corporation's 401(k) plan permitted each participating employee to contribute 10% of compensation to the plan of which up to 4% was matched 100% by the employer's contribution.

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

The GAF 401(k) plan was merged into the Corporation's 401(k) plan effective July 1, 2004, whereby all eligible GAF employees began to participate in the Corporation's plan with no lapse in credited service.  During the period from the merger date of May 24, 2004, until June 30, 2004, the GAF employees continued to participate in the GAF plan and to receive employer contributions under terms of the plan.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Retirement Plans (Continued)

The SERP will continue to supplement the Corporation's 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods.  The SERP plan expense was $418 in 2004, $235 in 2003 and $133 in 2002.

PFC participated in a multi-employer defined benefit pension plan that covered all eligible employees and provided benefits based on each employee's years of service and compensation.  No contributions were made to the plan and no compensation costs were recognized in the Consolidated Statements of Income.  The withdrawal penalty of $324 was accrued as a liability at December 31, 2003, and paid in 2004.

Postretirement Benefits other than Pensions for Acquired Subsidiaries

Employees of the former Southwest Bank and GAF were covered by post retirement benefit plans.  The measurement date for these plans was October 1.

Net periodic benefit cost of these plans was as follows:

	2004	2003	2002
Service cost	$-0-	$-0-	$-0-
Interest cost on projected benefit obligation	308	338	273
Amortization of transition obligation	2	2	2
Loss amortization	84	121	60
Net periodic benefit cost	$394	$461	$335

The following table sets forth the funded status of the plans and the amounts recognized on the Corporation's Consolidated Balance Sheet as of December 31:

	2004	2003
Accumulated post retirement benefit obligation:
Retirees	$3,784	$5,901
Actives	-0-	-0-
Total accumulated postretirement benefit obligation	3,784	5,901
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	3,784	5,901
Unrecognized transition obligation	(13)	(14)
Unrecognized net loss	(310)	(2,844)
Accrued benefit liability recognized on the balance sheet	$3,461	$3,043

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiaries (Continued)

The following table sets forth the change in benefit obligation:

	2004	2003
Benefit obligation at beginning of year	$5,901	$5,142
Assumed benefit obligation from acquisition	449	-0-
Service cost	-0-	-0-
Interest cost	308	338
Benefit payments	(451)	(379)
Actuarial (gain) loss	(2,423)	800
Benefit obligation at end of year	$3,784	$5,901

The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 6.00% for 2004 and 6.25% for 2003.  The health care cost trend rates used for 2004 were projected at an initial rate of 8.50% for 2005 decreasing over time to an annual rate of 4.75% in 2014 for both indemnity plan participants and non-indemnity plan participants.  For 2003, rates used were projected at an initial rate of 8.00% for 2004 decreasing over time to an annual rate of 4.25% in 2008 for both indemnity plan participants and non-indemnity plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduced a prescription drug benefit under Medicare Part D. The Act also introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  The postretirement plans of the Corporation are provided through insurance coverage; therefore, the Corporation will not receive a direct federal subsidy.  The preceding measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost assume that the insurer will receive the subsidy and pass those savings onto the Corporation through reduced insurance premiums.

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$(12)	$(34)
Effect on postretirement benefit obligation	$(215)	$(569)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiaries (Continued)

As of December 31, 2004, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payment

2005	$388
2006	390
2007	387
2008	370
2009	363
2010-2014	1,563

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

NOTE 23--Unearned ESOP Shares

First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") borrowed funds which were guaranteed by the Corporation.  The combined balances of the ESOP related loans were $6,175 at December 31, 2004, and $1,994 at December 31, 2003.  The outstanding balance at December 31, 2004, included $5,514 in additional borrowings that were used to purchase shares during 2004.

The loans have been recorded as long-term debt on the Corporation's Consolidated Balance Sheets.  A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity.  Unearned ESOP shares, included as a component of shareholders' equity, represent the Corporation's prepayment of future compensation expense.  The shares acquired by ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the debt is reduced.  Repayment of the loans is scheduled to occur over a remaining one-year period for the initial loan and an eight-year period for the new loan from contributions to the ESOP by the Corporation and dividends on unallocated ESOP shares.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 23--Unearned ESOP Shares (Continued)

The following is an analysis of ESOP shares held in suspense:

See NOTE 1 (Statement of Accounting Policies) for the definition of "old shares" and "new shares."

	Total	Old Shares	New Shares
Shares in suspense December 31, 2002	271,666	66,512	205,154
Shares allocated during 2003	(96,118)	(23,533)	(72,585)
Shares in suspense December 31, 2003	175,548	42,979	132,569
Shares allocated during 2004	(124,232)	(28,832)	(95,400)
Shares acquired during 2004	421,800	-0-	421,800
Shares in suspense December 31, 2004	473,116	14,147	458,969

The fair market value of the new shares remaining in suspense was approximately $7,064 and $1,890 at December 31, 2004 and 2003, respectively.

Interest on ESOP loans was $142 in 2004, $60 in 2003 and $109 in 2002.  During 2004, 2003 and 2002, dividends on unallocated shares in the amount of $195, $184 and $242, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Unearned ESOP shares from PFC at December 31, 2003 were excluded from the preceding analysis. The PFC ESOP plan was terminated effective December 5, 2003.  Unallocated shares remaining after liquidation of shares to fund the PFC ESOP loan payable were allocated to PFC ESOP participants.

Unearned ESOP shares from GAF at December 31, 2004 are excluded from the preceding analysis.  Termination of the GAF ESOP plan is pending approval from the Internal Revenue Service.  Once approval is received, the remaining unallocated shares will be allocated to GAF ESOP participants.

NOTE 24--Stock Option Plan

At December 31, 2003, the Corporation had a stock-based compensation plan, which is described below.  All of the exercise prices and related number of shares have been restated to reflect historical stock splits.  The plan permits the Executive Compensation Committee to grant options for up to 4.5 million shares of the Corporation's common stock through October 15, 2005.  Although the vesting requirements and terms of future options granted are at the discretion of the Executive Compensation Committee, all options granted in 2002 were exercisable by December 31, 2002.  Options granted from 2003 through 2004 vested immediately on the respective grant dates.  All options expire ten years from the grant date.  All equity compensation plans are approved by security holders.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 24--Stock Option Plan (Continued)

At May 24, 2004, the Corporation consummated its merger with GAF, at which time all outstanding GAF options were converted to First Commonwealth options at a conversion rate of 2.752.  These options were not granted from the Corporation's existing stock option plan.  First Commonwealth assumed the option plan of GAF.  Under this plan, a total of 611,962 First Commonwealth shares were reserved for issuance due to the exercise of previously granted GAF options assumed in the merger.  No further grants will be made under the GAF plan.

At December 5, 2003, the Corporation consummated its merger with PFC, at which time all outstanding PFC options were converted to First Commonwealth options at a conversion rate of 1.387.  These options were not granted from the Corporation's existing stock option plan.  First Commonwealth assumed the option plans of PFC.  Under these plans, a total of 62,322 First Commonwealth shares were reserved for issuance due to the exercise of previously granted PFC options assumed in the merger.  No further grants will be made under these PFC plans.

Equity Compensation Plan Information as of December 31, 2004:

	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Shares Available for Future Grant
Equity compensation plans approved by security holders (a)	2,682,938	$10.61	50,274

(a) Includes plans assumed through the acquisitions of GAF and PFC.  As of December 31, 2004, outstanding options related to these acquired plans totaled 603,459 with a weighted-average exercise price per share of $6.23.

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

	2004		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$38,652	$38,614	$53,300	$51,948	$43,526	$41,248
Basic earnings per share	$0.59	$0.59	$0.90	$0.88	$0.75	$0.71
Diluted earnings per share	$0.58	$0.58	$0.90	$0.87	$0.74	$0.70

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 24--Stock Option Plan (Continued)

The weighted-average grant-date fair value of stock options granted during 2004, 2003 and 2002 was $2.45, $3.24 and $4.27, respectively.  The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:

	2004	2003	2002
Dividend yield	4.44% per annum	5.14% per annum	5.13% per annum
Expected volatility	23.2%	40.3%	54.0%
Risk-free interest rate	4.1%	4.1%	5.0%
Expected option life	7.0 years	7.0 years	7.0 years

A summary of the status of the Corporation's outstanding stock options as of December 31, 2004, 2003 and 2002 and changes for the years ending on those dates is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,965,726	$11.51	2,841,772	$11.33	2,687,887	$11.13
PFC converted options at merger	1	$7.60	62,322	$7.60	-0-	$0.00
GAF converted options at merger	611,962	$6.24	-0-	$0.00	-0-	$0.00
Granted	24,000	$14.41	641,912	$12.06	820,775	$11.70
Exercised	(906,494)	$10.68	(549,215)	$10.71	(447,001)	$10.51
Forfeited	(12,257)	$12.54	(31,065)	$12.91	(219,889)	$11.90
Outstanding at end of year	2,682,938	$10.61	2,965,726	$11.51	2,841,772	$11.33
Exercisable at end of year	2,682,938	$10.61	2,965,726	$11.51	2,841,772	$11.33

The following table summarizes information about the stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/04	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/04	Weighted- Average Exercise Price

$4.24-$8.99	539,650	5.3	$5.85	539,650	$5.85
$9.00-$9.99	131,983	4.7	$9.27	131,983	$9.27
$10.00-$10.99	288,683	6.1	$10.75	288,683	$10.75
$11.00-$11.99	949,077	5.7	$11.48	949,077	$11.48
$12.00-$15.00	773,545	6.4	$13.03	773,545	$13.03
Total	2,682,938	5.2	$10.61	2,682,938	$10.61

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 25--Contingent Liabilities

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

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 2004:

Balances December 31, 2003	$4,777
Advances	3,411
Repayments	(4,206)
Other	894
Balances December 31, 2004	$4,876

"Other" primarily reflects the change in those classified as a "related party" usually as a result of mergers, resignations or retirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 27--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary banks is limited by restrictions imposed on all financial institutions by banking regulators.  At December 31, 2004, dividends from subsidiary banks were restricted not to exceed $269,122.  These restrictions have not had, and are not expected to have, a significant impact on the Corporation's ability to meet its cash obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets.  As of December 31, 2004, the Corporation and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notifications from the Federal Reserve Board and Federal Deposit Insurance Corporation categorized First Commonwealth Bank as well capitalized under the regulatory framework for prompt corrective action.  To be considered as well capitalized, the bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution's category.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 27--Regulatory Restrictions and Capital Adequacy (Continued)

	Actual		Regulatory Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$526,916	12.8%	$328,500	8.0%	N/A	N/A
First Commonwealth Bank	$465,350	11.5%	$324,296	8.0%	$405,370	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$485,853	11.8%	$164,250	4.0%	N/A	N/A
First Commonwealth Bank	$424,287	10.5%	$162,148	4.0%	$243,222	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$485,853	8.0%	$182,772	3.0%	N/A	N/A
First Commonwealth Bank	$424,287	7.0%	$181,076	3.0%	$301,793	5.0%

As of December 31, 2003

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$494,541	14.5%	$273,207	8.0%	N/A	N/A
First Commonwealth Bank	$403,313	12.0%	$269,734	8.0%	$337,167	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$457,156	13.4%	$136,603	4.0%	N/A	N/A
First Commonwealth Bank	$365,929	10.9%	$134,867	4.0%	$202,300	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$457,156	9.4%	$146,571	3.0%	N/A	N/A
First Commonwealth Bank	$365,929	7.6%	$145,263	3.0%	$242,105	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 28--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

	December 31,
	2004	2003
Assets
Cash	$1,181	$1,376
Securities available for sale	20,545	33,052
Loans to affiliated parties	387	439
Investment in subsidiaries	601,843	462,894
Investment in unconsolidated subsidiary trusts	3,302	2,280
Investment in jointly-owned company	5,941	5,622
Premises and equipment	5,732	5,887
Dividends receivable from subsidiaries	5,325	11,517
Receivable from subsidiaries	6,034	6,085
Other assets	10,520	5,126

Total assets	$660,810	$534,278

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities	$2,879	$14,199
Dividends payable	11,528	9,714
Loans payable	6,175	2,613
Subordinated debentures payable	108,250	76,806
Shareholders' equity	531,978	430,946

Total liabilities and shareholders' equity	$660,810	$534,278

Statements of Income

	Years Ended December 31,
	2004	2003	2002

Interest and dividends	$50	$48	$48
Dividends from subsidiaries	83,715	64,907	43,609
Interest expense	(7,405)	(3,629)	(3,570)
Net securities gains (losses)	84	742	-0-
Other revenue	59	253	-0-
Operating expenses	(12,778)	(9,237)	(9,161)

Income before taxes and equity in undistributed earnings of subsidiaries	63,725	53,084	30,926
Applicable income tax benefits	7,439	4,570	5,304
Income before equity in undistributed earnings of subsidiaries	71,164	57,654	36,230
Equity in undistributed earnings of subsidiaries	(32,512)	(4,354)	7,296

Net income	$38,652	$53,300	$43,526

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 28--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net income	$38,652	$53,300	$43,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	437	835	537
Net gains on sale of assets	(84)	(739)	-0-
Decrease (increase) in prepaid income taxes	(4,600)	256	(397)
Undistributed equity in subsidiaries	32,512	(4,482)	(7,296)
Other - net	3,006	(2,193)	1,270
Stock option tax benefit	1,239	535	225

Net cash provided by operating activities	71,162	47,512	37,865

Investing Activities
Transactions with securities available for sale:
Purchases of investment securities	(91,592)	(32,785)	(943)
Sales of investment securities	104,058	1,766	-0-
Net change in loans to affiliated parties	52	59	42
Purchases of premises and equipment	(162)	(125)	(33)
Changes in receivable from and net investment in subsidiary	(82,284)	(28,918)	436

Net cash used by investing activities	(69,928)	(60,003)	(498)

Financing Activities
Issuance of subordinated debentures	41,238	30,929	-0-
Issuance of other long-term debt	3,486	-0-	-0-
Repayment of subordinated debentures	(9,794)	-0-	-0-
Repayment of other long-term debt	(3,486)	-0-	-0-
Discount on dividend reinvestment plan purchases	(816)	(706)	(637)
Treasury stock acquired	-0-	-0-	-0-
Treasury stock reissued	9,679	5,923	4,655
Cash dividends paid	(41,736)	(36,630)	(35,208)

Net cash used by financing activities	(1,429)	(484)	(31,190)

Net increase (decrease) in cash	(195)	(12,975)	6,177
Cash at beginning of year	1,376	13,844	7,667
Cash acquired with acquisition	-0-	507	-0-

Cash at end of year	$1,181	$1,376	$13,844

Cash dividends declared per common share were $0.645, $0.625 and $0.605 for 2004, 2003 and 2002, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 28--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Dividends from subsidiaries for 2004 and 2003 included special dividends in the amounts of $7,598 and $11,436, respectively, that were received from First Commonwealth Bank, a wholly owned subsidiary.  After distribution of the special dividends, which were within guidelines established by the banking regulators, First Commonwealth Bank remains classified as a well-capitalized institution.  During 2004, dividends from subsidiaries also included a special dividend from FraMal Holdings Corporation in the amount of $29,529.  During 2003, the parent company also received a dividend-in-kind from First Commonwealth Bank in the amount of $8,797, which was received in the form of an investment holding company subsidiary.  The subsidiary, known as FraMal Holdings Corporation, was acquired by First Commonwealth Bank in the PFC acquisition that is described in NOTE 6 (Business Combinations).

During 2004, the Corporation's Employee Stock Ownership Trust obtained a $14,000 line of credit from an unrelated financial institution.  The line of credit was used to purchase stock for the Corporation's ESOP and is guaranteed by the parent company of the Corporation.  During 2004, $5,514 was borrowed on the line.  The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders' equity.

As of December 31, 2004, the parent company had available a one-year line of credit to be used for general operating cashflows.  The line of credit was with an unrelated financial institution for $15,000, and as of December 31, 2004, had no amounts outstanding.

NOTE 29--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 2004 and 2003, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107").  Such information, which pertains to the Corporation's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of the Corporation.  It is the Corporation's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, the Corporation had to use significant estimations and present value calculations to prepare this disclosure.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 29--Fair Values of Financial Instruments (Continued)

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
Years Ended December 31, 2004, 2003 and 2002
(Dollar Amounts in Thousands, except per share data)

NOTE 29--Fair Values of Financial Instruments (Continued)

Long-term debt:  The fair value of long-term debt is estimated by discounting the future cash flows using the Corporation's estimated incremental borrowing rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 2004 and 2003:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and due from banks	$79,591	$79,591	$82,510	$82,510
Interest-bearing deposits with banks	$2,403	$2,403	$5,362	$5,362
Securities available for sale	$2,162,313	$2,162,313	$1,969,176	$1,969,176
Investments held to maturity	$78,164	$81,886	$104,254	$109,609
Loans, net	$3,473,770	$3,492,547	$2,787,497	$2,844,411
Financial liabilities
Deposits	$3,844,475	$3,670,438	$3,288,275	$3,193,216
Short-term borrowings	$946,474	$946,631	$634,127	$634,361
Long-term debt	$839,574	$847,284	$793,972	$863,444

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

First Commonwealth's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including First Commonwealth's principal executive officer and principal financial officer, First Commonwealth conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems, determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on First Commonwealth's evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004.  Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

March 10, 2005

/S/ Joseph E. O'Dell	/S/ John J. Dolan
Joseph E. O'Dell	John J. Dolan

President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of First Commonwealth Financial Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Commonwealth Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Ernst & Young LLP

Pittsburgh, Pennsylvania

March 10, 2005

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
First Commonwealth Financial Corporation

We have audited the accompanying consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of the company for the year ended December 31, 2002 were audited by other auditors whose report dated January 22, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 2002, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Ernst & Young LLP

Pittsburgh, Pennsylvania
March 10, 2005

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of First Commonwealth Financial Corporation
Indiana, Pennsylvania

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of First Commonwealth Financial Corporation and subsidiary (the "Company") for the year ended December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

PITTSBURGH, PENNSYLVANIA
JANUARY 22, 2003

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are as follows:

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$61,972	$65,498	$74,940	$75,615
Interest expense	25,165	27,063	28,881	29,581

Net interest income	36,807	38,435	46,059	46,034
Provision for credit losses	2,100	2,520	2,675	775

Net interest income after provision for credit losses	34,707	35,915	43,384	45,259

Net securities gains	3,850	145	51	31
Other operating income	9,733	10,952	11,752	11,135
Merger and integration charges	1,291	873	(39)	-0-
Debt prepayment fees	-0-	-0-	29,495	-0-
Other operating expenses	30,426	32,671	34,597	35,241

Income (loss) before income taxes	16,573	13,468	(8,866)	21,184
Applicable income taxes (benefit)	3,250	1,908	(6,071)	4,620

Net income (loss)	$13,323	$11,560	$(2,795)	$16,564

Basic earnings per share	$0.22	$0.18	$(0.04)	$0.24
Diluted earnings per share	$0.22	$0.18	$(0.04)	$0.24

Average shares outstanding	60,772,824	64,455,920	69,077,293	69,173,249
Average shares outstanding assuming dilution	61,289,672	64,947,209	69,702,327	69,938,616

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$62,317	$61,186	$59,605	$60,665
Interest expense	25,471	25,745	24,616	24,409

Net interest income	36,846	35,441	34,989	36,256
Provision for credit losses	3,460	3,465	3,495	2,350

Net interest income after provision for credit losses	33,386	31,976	31,494	33,906

Net securities gains	2,234	3,221	166	230
Other operating income	8,837	9,977	13,691	10,088
Litigation settlement	(610)	-0-	-0-	-0-
Other operating expenses	28,382	28,382	28,005	28,496

Income before income taxes	16,685	16,792	17,346	15,728
Applicable income taxes	3,381	3,365	3,511	2,994

Net income	$13,304	$13,427	$13,835	$12,734

Basic earnings per share	$0.23	$0.23	$0.23	$0.21
Diluted earnings per share	$0.23	$0.23	$0.23	$0.21

Average shares outstanding	58,703,260	58,769,160	58,950,258	59,577,396
Average shares outstanding assuming dilution	58,934,248	59,101,475	59,376,716	60,122,832

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	None.
(b)	None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  In addition, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Corporation's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.  No such changes were identified in connection with this evaluation.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 18, 2005, under the heading "Election of Directors," is incorporated herein by reference in response to the listing of directors.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

The Board of Directors has determined that all four members of the Audit Committee satisfy the independence and financial literacy requirements of the New York Stock Exchange and that Director James W. Newill qualifies as the "Audit Committee Financial Expert" as defined by the Securities and Exchange Commission rules.

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 18, 2005, under the heading "Compliance with Section 16(a) Beneficial Ownership Reporting," is incorporated herein by reference in response to the compliance with section 16(a) of the Exchange Act.

The Corporation has adopted a code of conduct and ethics policy that applies to all employees of the Corporation, including executive officers.  In addition, the Corporation has adopted a code of ethics policy for the Chief Executive Officer and all senior financial officers of the Corporation.  Both of the ethics policies are incorporated by reference in ITEM 15 to this annual report on Form 10-K and are posted on the Corporation's website at http://www.fcbanking.com.

Information regarding executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 18, 2005, under the heading "Compensation of Executive Officers," is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 18, 2005, under the heading "Common Stock Ownership of Management and Other Beneficial Owners," is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 18, 2005, is incorporated herein by reference in response to this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing in the definitive Proxy Statement related to the annual meeting of security holders to be held April 18, 2005, under the heading "Accountants," is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(A)	Documents Filed as Part of this Report

	(1)	Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

	(2)	Financial Statement Schedules

		Schedule Number	Description	Page

		I	Indebtedness to Related Parties	N/A
		II	Guarantees of Securities of Other Issuers	N/A

	(3)	Exhibits
		Exhibit Number	Description	Incorporated by Reference to

		3.1	Articles of Incorporation	Exhibit 3(i) to the Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1994

		3.2	By-Laws of Registrant	Exhibit 3.0 to Form 10-Q filed May 15, 2001

		10.1	Change in Control Agreement dated October 27, 1995 Joseph E. O'Dell	Exhibit 10.4 to Form 10-K filed March 21, 1996

		10.2	Change in Control Agreement dated October 27, 1995 Gerard M. Thomchick	Exhibit 10.5 to Form 10-K filed March 21, 1996

10.3

Change in Control Agreement
dated October 30, 1995,
entered into between First
Commonwealth Financial
Corporation and John J. Dolan,
together with a schedule listing substantially identical Change in Control Agreements with the following individuals:  William R. Jarrett, and R. John Previte

Exhibit 10.6 to Form 10-K filed March 21, 1996

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(Continued)	Exhibit Number	Description	Incorporated by Reference to
	10.4	Supplemental Executive Retirement Plan	Exhibit 10.1 to Form 10-Q filed November 12, 2003

	10.5	Deferred Compensation Plan	Exhibit 10.8 to Form 10-K filed March 31, 1999

	10.6	Cash Incentive Bonus Program	Exhibit 10.9 to Form 10-K filed March 31, 1999

	10.7	Change in Control Agreement dated November 22, 2000, entered into between First Commonwealth Financial Corporation and Sue A. McMurdy	Exhibit 10.8 to Form 10-K filed April 2, 2001

	10.8	Form of Separation Agreement and General Release of David S. Dahlmann	Exhibit 10.2 to Form 10-Q filed November 8, 2002

	10.9	Employment Contract of Johnston A. Glass dated December 21, 1998	Exhibit 10.1 to Form 10-Q filed May 14, 2003

	10.10	Change in Control Agreement dated February 7, 1998, entered into between First Commonwealth Financial Corporation and Johnston A. Glass	Exhibit 10.2 to Form 10-Q filed May 14, 2003

	10.11	Change in Control Agreement dated May 3, 2002, entered into between First Commonwealth Financial Corporation and Thaddeus J. Clements	Exhibit 10.3 to Form 10-Q filed May 14, 2003

	14.1	Code of Conduct and Ethics	Exhibit 14.1 to Form 10-K filed March 10, 2004

	14.2	Code of Ethics for CEO and Senior Financial Officers	Exhibit 14.2 to Form 10-K filed March 10, 2004

	21.1	Subsidiaries of the Registrant

	23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(Continued)	Exhibit Number	Description	Incorporated by Reference to

	23.2	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm

	24.1	Power of Attorney

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

                           FIRST COMMONWEALTH FINANCIAL CORPORATION
                           (Registrant)

                           By:   /S/JOSEPH E. O'DELL
                                 Joseph E. O'Dell
                                 President and Chief Executive Officer

                           Dated: March 10, 2005