Form 10-Q
period 2005-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2005-05-05
CIK 712537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-11242

First Commonwealth Financial Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1428528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 North Sixth Street, Indiana, PA	15701
(Address of principal executive offices)	(Zip Code)

724-349-7220 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year,if changed since last report)

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
Yes X No .
The number of shares outstanding of issuer's common stock, $1.00 Par Value as of April 30, 2005, was 69,918,955.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$77,909	$79,591
Interest-bearing bank deposits	735	2,403
Securities available for sale, at market	2,107,360	2,162,313
Securities held to maturity, at amortized cost, (Market value $85,894 in 2005 and $81,886 in 2004)	83,418	78,164

Loans:
Portfolio loans	3,552,374	3,512,774
Loans held for sale	2,259	2,311
Unearned income	(192)	(252)
Allowance for credit losses	(40,794)	(41,063)

Net loans	3,513,647	3,473,770

Premises and equipment	58,854	56,965
Other real estate owned	1,463	1,814
Goodwill	123,551	123,607
Amortizing intangibles, net	16,948	17,513
Other assets	216,705	202,338

Total assets	$6,200,590	$6,198,478

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$486,158	$480,843
Interest-bearing	3,405,524	3,363,632

Total deposits	3,891,682	3,844,475

Short-term borrowings	919,636	946,474
Other liabilities	38,272	35,977

Subordinated debentures	108,250	108,250
Other long-term debt	729,613	731,324

Total long-term debt	837,863	839,574

Total liabilities	5,687,453	5,666,500

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 71,978,568 shares issued at March 31, 2005 and December 31, 2004; 69,912,501 and 69,868,908 shares outstanding at March 31, 2005 and December 31, 2004, respectively	71,978	71,978
Additional paid-in capital	175,067	175,453
Retained earnings	311,047	307,363
Accumulated other comprehensive income (loss)	(8,901)	10,002
Treasury stock (2,066,067 shares at March 31, 2005 and 2,109,660 shares at December 31, 2004, at cost)	(26,093)	(26,643)
Unearned ESOP shares	(9,961)	(6,175)

Total shareholders' equity	513,137	531,978

Total liabilities and shareholders' equity	$6,200,590	$6,198,478

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2005	2004

Interest Income
Interest and fees on loans	$52,591	$41,385
Interest and dividends on investments:
Taxable interest	19,273	17,529
Interest exempt from Federal income taxes	3,053	2,645
Dividends	709	404
Interest on Federal funds sold	4	1
Interest on bank deposits	7	8

Total interest income	75,637	61,972

Interest Expense
Interest on deposits	16,502	13,510
Interest on short-term borrowings	5,558	1,735

Interest on subordinated debentures	1,902	1,292
Interest on other long-term debt	6,743	8,628

Total interest on long-term debt	8,645	9,920

Total interest expense	30,705	25,165

Net Interest Income	44,932	36,807
Provision for credit losses	1,744	2,100

Net interest income after provision for credit losses	43,188	34,707

Other Income
Net securities gains	485	3,850
Trust income	1,325	1,268
Service charges on deposit accounts	3,540	3,200
Insurance commissions	840	804
Income from bank owned life insurance	1,321	1,263
Merchant discount income	839	828
Card related interchange income	1,087	620
Other income	2,003	1,750

Total other income	11,440	13,583

Other Expenses
Salaries and employee benefits	18,298	16,703
Net occupancy expense	2,992	2,189
Furniture and equipment expense	2,870	2,521
Data processing expense	939	813
Pennsylvania shares tax expense	1,266	1,134
Intangible amortization	565	74
Merger and integration charges	-0-	1,291
Other operating expenses	8,463	6,992

Total other expenses	35,393	31,717

Income before income taxes	19,235	16,573
Applicable income taxes	4,016	3,250

Net income	$15,219	$13,323

Average Shares Outstanding	69,346,722	60,772,824
Average Shares Outstanding Assuming Dilution	70,024,400	61,289,672
Per Share Data:
Basic earnings per share	$0.22	$0.22
Diluted earnings per share	$0.22	$0.22
Cash dividends per share	$0.165	$0.160

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2003	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

Comprehensive income
Net income	-0-	-0-	13,323	-0-	-0-	-0-	13,323
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	7,637	-0-	-0-	7,637
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,486)	-0-	-0-	(2,486)
Unrealized holding gains on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	171	-0-	-0-	171

Total other comprehensive income	-0-	-0-	-0-	5,322	-0-	-0-	5,322

Total comprehensive income	‑0-	-0-	13,323	5,322	-0-	-0-	18,645

Cash dividends declared	-0-	-0-	(9,780)	-0-	-0-	-0-	(9,780)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	215	215

Discount on dividend reinvestment plan purchases	-0-	(194)	-0-	-0-	-0-	-0-	(194)

Treasury stock reissued	-0-	(790)	-0-	-0-	5,160	-0-	4,370

Tax benefit of stock options	-0-	186	-0-	-0-	-0-	-0-	186

Balance at March 31, 2004	$63,704	$78,783	$315,804	$20,495	$(32,619)	$(1,779)	$444,388

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978

Comprehensive income
Net income	-0-	-0-	15,219	-0-	-0-	-0-	15,219
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(17,961)	-0-	-0-	(17,961)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(305)	-0-	-0-	(305)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(637)	-0-	-0-	(637)

Total other comprehensive income (loss)	-0-	-0-	-0-	(18,903)	-0-	-0-	(18,903)

Total comprehensive income (loss)	‑0-	-0-	15,219	(18,903)	-0-	-0-	(3,684)

Cash dividends declared	-0-	-0-	(11,535)	-0-	-0-	-0-	(11,535)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	(3,786)	(3,786)

Discount on dividend reinvestment plan purchases	-0-	(221)	-0-	-0-	-0-	-0-	(221)

Treasury stock reissued	-0-	(130)	-0-	-0-	550	-0-	420

Tax benefit of stock options	-0-	(35)	-0-	-0-	-0-	-0-	(35)

Balance at March 31, 2005	$71,978	$175,067	$311,047	$(8,901)	$(26,093)	$(9,961)	$513,137

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the 3 Months Ended March 31,

	2005	2004

Operating Activities
Net income	$15,219	$13,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,744	2,100
Depreciation and amortization	2,794	1,877
Net losses (gains) on sales of assets	(833)	(3,981)
Income from increase in cash surrender value of bank owned life insurance	(1,321)	(1,263)
Stock option tax benefit	(35)	186
Decrease in interest receivable	69	1,002
Decrease in interest payable	(807)	(1,126)
Increase in income taxes payable	7,418	3,371
Net decrease (increase) in loans held for sale	52	1,656
Changes, net of acquisition:
Change in deferred taxes	(3,366)	(600)
Other-net	(4,727)	(3,975)

Net cash provided by operating activities	16,207	12,570

Investing Activities
Transactions with securities held to maturity:
Proceeds from sales	-0-	-0-
Proceeds from maturities and redemptions	4,709	5,675
Purchases	(9,948)	-0-
Transactions with securities available for sale:
Proceeds from sales	17,636	28,919
Proceeds from maturities and redemptions	112,800	193,649
Purchases	(103,114)	(201,538)
Proceeds from sales of other assets	3,421	3,003
Acquisition of affiliate, net of cash received	-0-	(11,052)
Net decrease in time deposits with banks	1,668	4,453
Net increase in loans	(44,281)	(70,049)
Purchases of premises and equipment	(4,119)	(1,247)

Net cash used by investing activities	(21,228)	(48,187)

Financing Activities
Repayments of other long-term debt	(5,497)	(1,879)
Repayments of subordinated debentures	-0-	(8,292)
Proceeds from issuance of subordinated debentures	-0-	41,328
Discount on dividend reinvestment plan purchases	(221)	(194)
Dividends paid	(11,528)	(9,714)
Net increase in Federal funds purchased	52,750	33,850
Net decrease in other short-term borrowings	(79,589)	(51,829)
Net increase in deposits	47,207	17,118
Proceeds from sale of treasury stock	217	4,167

Net cash provided by financing activities	3,339	24,555

Net increase (decrease) in cash and cash equivalents	(1,682)	(11,062)

Cash and cash equivalents at January 1	79,591	82,510

Cash and cash equivalents at March 31	$77,909	$71,448

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("First Commonwealth").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2005, and the results of operations for the three month periods ended March 31, 2005 and 2004, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2005 and 2004.

The results of operations for the three months ended March 31, 2005 and 2004, are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with First Commonwealth's 2004 Annual Report on Form 10-K which is available on the First Commonwealth's website at http://www.fcbanking.com.  First Commonwealth's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through First Commonwealth's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (Dollar amounts in thousands)

	2005	2004

Cash paid during the first three months of the year for:

Interest	$31,513	$26,290
Income Taxes	$-0-	$293

Noncash investing and financing activities:

ESOP loan reductions	$214	$214
ESOP borrowings	$4,000	$-0-
Loans transferred to other real estate owned and repossessed assets	$1,405	$1,224
Gross increase (decrease) in market value adjustment to securities available for sale	$(28,101)	$7,924
Gross increase (decrease) in market value adjustment of derivatives instruments	$(980)	$263
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity (Dollar amounts in thousands):

	March 31, 2005			March 31, 2004

	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(27,632)	$9,671	$(17,961)	$11,749	$(4,112)	$7,637
Less: reclassification adjustment for gains realized in net income	(469)	164	(305)	(3,825)	1,339	(2,486)

Unrealized gains (losses) on derivatives used in cash flow hedging relationships:
Unrealized holding gains (losses) arising during the period	(980)	343	(637)	263	(92)	171

Other comprehensive income (loss)	$(29,081)	$10,178	$(18,903)	$8,187	$(2,865)	$5,322

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 4 Accounting for Stock Options Granted

Prior accounting guidelines permit two alternate methods of accounting for stock-based compensation, the intrinsic value method of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and the fair value method of FASB Statement No. 123 ("FAS No. 123"), "Accounting for Stock-Based Compensation."  In December 2002, the FASB issued Statement No. 148 ("FAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure."  FAS No. 148 did not amend FAS No. 123 to require companies to account for employee stock options using the fair value method but required all companies with stock-based compensation to provide additional disclosures, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB 25.  As permitted under FAS No. 123, First Commonwealth had elected to use the intrinsic value method to measure stock based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 had been implemented.

No stock-based employee compensation expense is reflected in First Commonwealth's net income as reported in the Consolidated Statements of Income because all stock options granted under First Commonwealth's plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In December 2004, the FASB issued FASB Statement No.123 (Revised) ("FAS No. 123(R)"), "Share-Based Payment."  FAS No. 123(R) replaces FAS No. 123 and supersedes APB 25.  FAS No. 123(R) will require companies to measure compensation costs for all share-based payments including employee stock options using the fair value method.  FAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date.  Public companies that used the fair value based method for either recognition or disclosure under FAS No. 123, will apply FAS No. 123(R) using a modified prospective application.  Under the modified prospective application, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS No. 123 for either recognition or pro forma disclosures.  For periods before the required effective date, those companies may elect to apply a modified retrospective application.  Under the modified retrospective application method, financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FAS No. 123.  According to FAS No. 123(R), the grant-date fair value of stock options will be recognized as compensation expense in the company's income statement over the requisite service period or the vesting period.  FAS No. 123(R) will become effective at the beginning of the next fiscal year that begins after June 15, 2005, or beginning on January 1, 2006.  The adoption of FAS No. 123(R) is not expected to have a material impact on First Commonwealth's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The following table illustrates the effect on net income and earnings per share if First Commonwealth had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (Dollar amounts in thousands, except per share data):

	Three months ended March 31,
	2005	2004

Net Income, as reported	$15,219	$13,323
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(43)	(38)

Pro forma net income	$15,176	$13,285

Earnings per share:
Basic - as reported	$0.22	$0.22
Basic - pro forma	$0.22	$0.22
Diluted - as reported	$0.22	$0.22
Diluted - pro forma	$0.22	$0.22

Average shares outstanding	69,346,722	60,772,824
Average shares outstanding assuming dilution	70,024,400	61,289,672

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 5 Merger and Integration Charges

In the first quarter of 2004, First Commonwealth recorded merger and integration charges totaling $1,291 thousand ($839 thousand, net of taxes).  The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. ("PFC").  The charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  Also included in the merger and integration charges were $806 thousand in salary and benefit severance expenses that were accrued during the first quarter of 2004.  The severance costs were for 22 employees whose positions were eliminated as part of the acquisition.

NOTE 6 Variable Interest Entities

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner.  First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  First Commonwealth's maximum potential exposure to these partnerships is $5,644 thousand, consisting of the limited partnership investments as of March 31, 2005.  Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth's portion of partnership losses are recognized as incurred.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 7 Guarantees

Standby letters of credit are conditional commitments issued by First Commonwealth to guarantee the performance of a customer to a third party.  The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  The table below identifies the notional amounts of these guarantees at March 31, 2005 (Dollar amounts in thousands):

Financial standby letters of credit	$17,718
Performance standby letters of credit	$5,211

The current notional amounts outstanding above include financial standby letters of credit of $361 thousand and performance standby letters of credit of $556 thousand issued during the first quarter of 2005.  There is currently no liability recorded on First Commonwealth's balance sheet related to the above letters of credit.

NOTE 8 Recent Developments

Pending Branch Sale

On March 8, 2005, First Commonwealth Bank, a wholly owned subsidiary of First Commonwealth Financial Corporation agreed to sell one of its branch offices located in State College, PA.  Under terms of the purchase and assumption agreement, Clearfield Bank and Trust Company will assume approximately $16.5 million of deposit liabilities that are associated with the office.  The transaction is subject to regulatory approvals and is expected to settle in June of 2005.  The transaction is expected to generate a pre-tax gain of approximately $2.8 million that includes the premium on deposits and the gain on the sale of premises and equipment.

Merchant Processing Alliance

First Commonwealth recently entered into an asset sale and merchant processing alliance with First Data Corp.   Under the terms of the agreement, First Data Corp. will acquire certain assets of First Commonwealth's merchant processing business and provide merchant payment processing services on behalf of First Commonwealth Bank.  First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business.  First Commonwealth is expected to share in approximately fourteen percent of the future revenue stream.  The transaction is expected to generate a pre-tax gain of approximately $2.0 million that will increase second quarter 2005 after-tax earnings by approximately $1.3 million.  Merchant discount and other related merchant income for the full year of 2004 was $4.0 million while associated costs were $3.3 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 9 Post Retirement Benefit Plan of Acquired Company

Employees of the former Southwest Bank and GA Financial, Inc. were covered by a post retirement benefit plan.  The net periodic benefit cost of this plan as of March 31 was as follows (Dollar amounts in thousands):

	2005	2004

Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	55	71
Amortization of transition obligation	1	1
(Gain) Loss amortization	(1)	21

Net periodic benefit cost	$55	$93

This is an unfunded post retirement plan.  Future payments will only consist of benefit payments for life and health insurance premiums for plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduced a prescription drug benefit under Medicare Part D. The Act also introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  The postretirement plans of First Commonwealth are provided through insurance coverage; therefore, First Commonwealth will not receive a direct federal subsidy.  The preceding measure of the net periodic postretirement benefit cost assumes that the insurer will receive the subsidy and pass those savings onto First Commonwealth through reduced insurance premiums.

NOTE 10 New Accounting Pronouncements

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 10 New Accounting Pronouncements (continued)

In September 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"."  FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 from reporting periods beginning after June 15, 2004, until implementation guidance is issued.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  Once additional guidance has been released, the impact of implementation on First Commonwealth's financial condition and results of operations will be evaluated.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer."  SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, where it is probable that all contractual cash flows on the loan will be unable to be collected.  SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment.  Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.  This guidance was effective for loans acquired in fiscal years beginning after December 15, 2004 and did not have a material impact on First Commonwealth's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation including its subsidiaries ("First Commonwealth").  In addition to historical information, this discussion and analysis, as well as the notes to the consolidated financial statements, contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available and may contain the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," and similar expressions.  These forward-looking statements are inherently subject to significant risks and uncertainties, including but not limited to:  changes in general economic and financial market conditions, First Commonwealth's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions and continuing consolidation of the financial services industry.  Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  First Commonwealth undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

First Three Months of 2005 as Compared to the First Three Months of 2004

Net income for the first three months of 2005 and 2004 was $15.2 million and $13.3 million, respectively.  Basic and diluted earnings were $0.22 for the first quarter of 2005 and 2004.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, prior year	$0.22

Increase (decrease) from changes in:
Net interest income	0.04
Provision for credit losses	0.01
Security transactions	(0.06)
Card related interchange income	0.01
Salaries and employee benefits	0.01
Net occupancy expense	(0.01)
Intangible amortization	(0.01)
Merger and integration charges	0.02
Other operating expenses	(0.01)

Net income per share	$0.22

Return on average assets was 1.00% and return on average equity was 11.48% for the first quarter of 2005 compared to 1.04% and 12.12%, respectively, for the first quarter of 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income increased $8.1 million for the first quarter of 2005 compared to the first quarter of 2004 as average earning assets increased by $852.1 million or 17.4% compared to 2004 averages.

Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average earning assets) was 3.41% for the three months of 2005 compared to 3.27% for the same period of 2004 as earning asset yields increased faster than funding costs.

The following is an analysis of the average balance sheets and net interest income for the three months ended March 31 (Dollar amounts in thousands):

	Average Balance Sheets and Net Interest Analysis

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Assets
Interest-earning assets:
Time deposits with banks	$964	$7	3.08%	$4,874	$8	0.71%
Tax free investment securities	270,945	3,053	7.03	230,195	2,645	7.11
Taxable investment securities	1,923,907	19,982	4.21	1,807,732	17,933	3.99
Federal funds sold	659	4	2.46	274	1	0.90
Loans, net of unearned income (b)(c)	3,542,655	52,591	6.21	2,843,976	41,385	6.06

Total interest-earning assets	5,739,130	75,637	5.58	4,887,051	61,972	5.34

Noninterest-earning assets:
Cash	78,997			66,539
Allowance for credit losses	(42,024)			(37,894)
Other assets	422,736			256,823

Total noninterest- earning assets	459,709			285,468

Total Assets	$6,198,839			$5,172,519

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$562,152	$949	0.68%	$502,220	$399	0.32%
Savings deposits (d)	1,261,576	3,647	1.17	929,866	2,096	0.91
Time deposits	1,580,456	11,906	3.06	1,442,409	11,015	3.07
Short-term borrowings	916,021	5,558	2.46	633,794	1,735	1.10
Long-term debt	838,378	8,645	4.18	790,915	9,920	5.04

Total interest-bearing liabilities	5,158,583	30,705	2.41	4,299,204	25,165	2.35

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	478,653			406,072
Other liabilities	24,158			25,222
Shareholders' equity	537,445			442,021

Total noninterest- bearing funding sources	1,040,256			873,315

Total Liabilities and Shareholders' Equity	$6,198,839			$5,172,519

Net Interest Income and Net Yield on Interest-Earning Assets		$44,932	3.41%		$36,807	3.27%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes net loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (Dollar amounts in thousands):

	Analysis of Changes in Net Interest Income

	2005 Change From 2004

	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$(1)	$(7)	$6
Securities	2,457	1,873	584
Federal funds sold	3	1	2
Loans	11,206	10,527	679

Total interest income	13,665	12,394	1,271

Interest-bearing liabilities:
Total savings deposits	2,101	798	1,303
Time deposits	891	1,054	(163)
Short-term borrowings	3,823	772	3,051
Long-term debt	(1,275)	595	(1,870)

Total interest expense	5,540	3,219	2,321

Net interest income	$8,125	$9,175	$(1,050)

(a)  Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $11.2 million for the first quarter of 2005 compared to 2004 levels as the average balance of loans increased by $698.7 million or 24.6%.  This increase is due in large part to the inclusion of GA Financial, Inc. assets for the first quarter of 2005.  Loan yields increased 15 basis points (0.15%) for the first quarter of 2005 compared to the same period of 2004.  First Commonwealth has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  First Commonwealth has consistently been one of the top small business lenders in Pennsylvania.  Total loans increased 4.9% on an annualized basis during 2005, unrelated to acquired assets.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

Interest income on investments increased $2.5 million for the first quarter of 2005 compared to the first quarter of 2004. Increases were due to volume increases as well as increases in interest yields.  Average investments increased $156.9 million for the first quarter of 2005 compared to the same period of 2004.  The increase was due to the acquisition of GA Financial, Inc.  The biggest increase was in U.S. government agency securities, which increased by $130.2 million.  The increases in U.S. government agency securities were slightly offset by decreases in corporate bonds and equity securities.  The total yield on investments was 4.56% for the first three months of 2005 compared to 4.34% for the same period of 2004.

Interest on deposits increased $3.0 million for the first quarter of 2005 compared to the same period of 2004.  Deposit costs were 1.72% for the first quarter of 2005 compared to 1.66% for the first quarter of 2004, an increase of 6 basis points (0.06%).  While the yields on interest-bearing demand deposits and savings deposits increased between these two periods, the yield on time deposits recorded a slight decrease.  Increases in volume were recorded for all deposit categories for the first quarter of 2005 compared to the same period of 2004.  During its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing First Commonwealth's cost of funds.

Interest expense on short-term borrowings increased $3.8 million for the first three months of 2005 compared to the same period of 2004 as a result of increases due to volume and increasing interest rates.  The average balance of short-term borrowings for the first quarter of 2005 increased $282.2 million over averages for the prior year.  The 2005 period includes an increase due to the inclusion of short-term borrowings that were acquired with the GA Financial, Inc. acquisition on May 24, 2004.  The 2005 period also includes an increase in short-term borrowings which were used to replace a portion of the $440 million of long-term FHLB advances that were paid in the third quarter of 2004 prior to their maturity.  The cost of short-term borrowings for the 2005 period increased by 136 basis points (1.36%) compared to 2004 costs of 1.10%.  This rate increase accounted for $3.1 million of the total increase of $3.8 million in interest expense on short-term borrowings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

Interest expense on long-term debt decreased $1.3 million for the first quarter of 2005 compared to the corresponding period of 2004, primarily as a result of decreases in interest rates.  The yields on long-term debt were favorably impacted by First Commonwealth's repositioning of borrowings after the prepayment of Federal Home Loan Bank advances during the third quarter of 2004.  Yields on long-term debt for the first quarter of 2005 decreased by 86 basis points (0.86%) compared to the first quarter of 2004.  Average long-term debt for the first three months of 2005 increased by $47.5 million compared to 2004 averages.  $35.0 million of the increase in average long-term debt is due to additional debt in the form of subordinated debentures.  Subordinated debentures in the amount of $41.2 million were issued during March 2004.  This debt was issued to fund the acquisition of GA Financial, Inc. in May 2004.  First Commonwealth continues to analyze its exposure to any concentration of maturities of long-term debt in any one year and the associated risks.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $1.7 million for the first three months of 2005 compared to $2.1 million for the first three months of 2004.  The decrease in the provision for credit losses reflects the favorable charge-off trends and improved quality of primary watch list credits.  Although net charge-offs against the allowance for credit losses increased by $40 thousand for the first three months of 2005 compared to the same period of 2004, net charge-offs as a percentage of average loans (annualized) improved to 0.23% for the 2005 period from 0.28% for 2004.  Increases in net charge-offs for commercial loans in the 2005 period were partially offset by decreases in all other loans categories.  The provision for credit losses as a percentage of net charge-offs was 86.64% at March 31, 2005, compared to 106.44% at March 31, 2004.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

Below is an analysis of the consolidated allowance for credit losses for the three month periods ended March 31, 2005 and 2004 (Dollar amounts in thousands):

	2005	2004

Balance January 1,	$41,063	$37,385
Loans charged off:
Commercial, financial and agricultural	1,254	1,180
Real estate-commercial	56	12
Real estate-residential	489	506
Loans to individuals	538	617
Lease financing receivables	24	109

Total loans charged off	2,361	2,424

Recoveries of previously charged off loans:
Commercial, financial and agricultural	155	309
Real estate-commercial	-0-	-0-
Real estate-residential	35	6
Loans to individuals	158	136
Lease financing receivables	-0-	-0-

Total recoveries	348	451

Net charge offs	2,013	1,973

Provision charged to operations	1,744	2,100

Balance March 31,	$40,794	$37,512

Noninterest Income

Net securities gains were $485 thousand during the first three months of 2005 compared to $3.9 million during the first three months of 2004.  Gains were largely due to sales of Pennsylvania bank stocks.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

Service charges on deposits continue to be First Commonwealth's most significant component of noninterest fee income and increased $340 thousand for the first three months of 2005 compared to the corresponding period of 2004.  Increases in nonsufficient funds (or "NSF") fees of $323 thousand were recorded for the first quarter of 2005 as compared to the first quarter of 2004.  The increase in NSF fees is due to the continuing growth of the High Performance Checking products for consumer and business clients as well as the inclusion of GA Financial, Inc.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

Other changes in noninterest income during the first three months of 2005 compared to the same period of 2004 included increases in card related interchange income in the amount of $467 thousand.  Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.  The increase was due in part to the inclusion of GA Financial, Inc.  The card related interchange income growth was favorably affected by additional volume related to card usage and the migration of business accounts from the consumer debit card product.  The business debit card product pays a higher rate than the consumer debit card.

Other income for the first three months of 2005 rose $253 thousand from the $1.8 million reported for the first three months of 2004.  The largest driver of the increase in other income for the first quarter of 2005 was gains on the sale of other assets in the amount of $168 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

Noninterest Expense

Noninterest expense was $35.4 million for the first three months of 2005 reflecting an increase of $3.7 million from the 2004 level of $31.7 million.  The most significant increase during the 2005 period was salaries and employee benefit costs which increased $1.6 million or 9.5%.  The increase was due in large part to the increase in the number of employees due to the acquisition of GA Financial, Inc.  Full time equivalent employees were 1,621 as of the end of the first quarter of 2005 compared to 1,460 for the same time in 2004.  Salaries accounted for $1.3 million of the increase while employee benefit costs rose $264 thousand for the first quarter of 2005.  First Commonwealth continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.

Net occupancy expense increased $803 thousand for the first quarter of 2005 over 2004 levels.  Approximately $390 thousand of the increase was due to the inclusion of GA Financial, Inc. and $194 thousand was due to depreciation on leasehold improvements.  First Commonwealth continues to actively evaluate its branch delivery network to optimize client service in existing branches and to continue expansion into growth markets.  During the first quarter of 2005, First Commonwealth Bank opened two new full-service community offices in Washington County.  The execution of these initiatives may impact occupancy and other expenses in future periods.

Increases in other noninterest expenses in the first quarter of 2005 were primarily due to the addition of GA Financial, Inc.  Increases were recorded for intangible amortization ($491 thousand), furniture and equipment expense ($349 thousand), PA shares tax expense ($132 thousand) and data processing expense ($126 thousand).

The merger and integration expenses that were incurred during the first quarter of 2004 included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  In addition, the merger related expenses included $806 thousand of severance related salary and benefit expenses that were accrued during the first quarter of 2004 and were related to the integration of PFC into First Commonwealth.

Other operating expenses for the 2005 period were $8.5 million reflecting an increase of $1.5 million from the 2004 amount of $7.0 million.  The first three months of 2005 included increases in telephone and dataline expenses, advertising costs, other professional fees and operational losses and charge-offs.  The increase in telephone and data line charges was largely due to the acquisition of GA Financial, Inc.  The increase in other professional services is due in part to the use of a consultant to provide targeted marketing services.  Advertising expense increases are due in large part to new promotions for a variety of deposit and loan products as well as advertising related to branches that have been newly re-built, remodeled or acquired.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2005 as Compared to the First Three Months of 2004
(continued)

Income tax expense increased $766 thousand for the first quarter of 2005 compared to the first quarter of 2004.  First Commonwealth's effective tax rate was 20.9% for the first three months of 2005 compared to 19.6% for the corresponding period of 2004.

LIQUIDITY

Liquidity is a measure of First Commonwealth's ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  In the ordinary course of business, funds are generated from the banking subsidiary's core deposit base and the maturity or repayment of earning assets, such as securities and loans.  As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank.

Additionally, First Commonwealth's banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements.  The sale of earning assets may also provide an additional source of liquidity.  In addition to the previously described funding sources, First Commonwealth also has the ability to access the capital markets.

Liquidity risk stems from the possibility that First Commonwealth may not be able to meet current or future financial obligations or may become overly reliant on alternative funding sources.  First Commonwealth maintains a liquidity management policy to manage this risk.  This policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on board approved limits.  The policy also includes a liquidity contingency plan to address funding needs to maintain liquidity under a variety of business conditions.  First Commonwealth's liquidity position is monitored by the Asset/Liability Management Committee ("ALCO").

First Commonwealth's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  Total deposits increased $47.2 million for the first three months of 2005 with the largest increases being recorded in the savings deposit category.  Although an increase was recorded in total time deposits, $25 million in Brokered CD's matured during March 2005 but were not renewed.

At March 31, 2005, total interest-earning assets were $5,746.0 million, up from the $5,757.7 million recorded at December 31, 2004.  Total loans increased $39.6 million for the first three months of 2004 as commercial and agricultural loans increased by $19.4 million, loans to individuals increased by $13.7 million and residential loans secured by real estate increased by $8.5 million compared to year-end 2004.  First Commonwealth's auto lease portfolio continues to decline since the discontinuation of its automobile leasing activities during 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while First Commonwealth does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of March 31, 2005, securities available for sale had an amortized cost of $2,119.9 million and an approximate fair value of $2,107.4 million.

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates or equity prices.  First Commonwealth's market risk is composed primarily of interest rate risk.  Interest rate risk results principally from timing differences in the repricing of assets and liabilities, changes in the relationship of rate indices and the potential exercise of free standing or embedded options.

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

The cumulative gap at the 365 day repricing period was negative in the amount of $1,384.7 million or 22.33% of total assets at March 31, 2005.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 2005, and December 31, 2004 (Dollar amounts in thousands):

	March 31, 2005

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,281,687	$184,076	$356,216	$1,821,979
Investments	160,775	74,223	152,449	387,447
Other interest-earning assets	735	-0-	-0-	735

Total interest-sensitive assets	1,443,197	258,299	508,665	2,210,161

Certificates of deposit	277,024	172,881	334,181	784,086
Other deposits	1,827,625	-0-	-0-	1,827,625
Borrowings	961,825	5,737	15,593	983,155

Total interest-sensitive liabilities	3,066,474	178,618	349,774	3,594,866

Gap	$(1,623,277)	$79,681	$158,891	$(1,384,705)

ISA/ISL	0.47	1.45	1.45	0.61
Gap/Total assets	26.18%	1.29%	2.56%	22.33%

	December 31, 2004

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,300,777	$185,633	$333,978	$1,820,388
Investments	190,336	133,127	185,979	509,442
Other interest-earning assets	2,403	-0-	-0-	2,403

Total interest-sensitive assets	1,493,516	318,760	519,957	2,332,233

Certificates of deposit	346,191	205,507	237,318	789,016
Other deposits	1,795,426	-0-	-0-	1,795,426
Borrowings	985,049	5,497	15,513	1,006,059

Total interest-sensitive liabilities	3,126,666	211,004	252,831	3,590,501

Gap	$(1,633,150)	$107,756	$267,126	$(1,258,268)

ISA/ISL	0.48	1.51	2.06	0.65
Gap/Total assets	26.35%	1.74%	4.31%	20.30%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and as a result may not accurately predict the impact of changes in general levels of interest rates or net interest income.  Therefore, to more precisely measure the impact of interest rate changes on First Commonwealth's net interest income, management simulates the potential effects of changing interest rates through computer modeling.  The income simulation model used by First Commonwealth captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates.  These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions.  The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates.  First Commonwealth is then better able to implement strategies which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase.  The repricing strategies for loans would be inversely related.

First Commonwealth's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case.  The analysis at March 31, 2005, indicated that a 200 basis point (2.00%) increase in interest rates would decrease net interest income 99 basis points (0.99%) below the base case scenario and a 200 basis point (2.00%) decrease in interest rates would decrease net interest income by 223 basis points (2.23%) below the base case scenario, over the next twelve months, both within policy limits.

First Commonwealth's "Asset/Liability Management Committee" ("ALCO") is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position.  The primary objective of the ALCO process is to ensure that First Commonwealth's balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide First Commonwealth with appropriate compensation for the assumption of those risks.  The ALCO strategies are established by First Commonwealth's senior management.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

First Commonwealth entered into an interest rate swap transaction during the third quarter of 2003 and two additional interest rate swap transactions during the second quarter of 2004.  Each of the swap transactions involved hedging adjustable LIBOR based commercial loans with a receive-fixed and pay-floating interest rate swap of $25 million notional amount, for a total of $75 million.  The original maturities of the swap transactions ranged from 2.5 to 3 years.  The purpose of the swaps was to reduce First Commonwealth's exposure to further declines in interest rates.  The ALCO continues to evaluate the use of additional derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

(Dollar amounts in thousands)	At March 31,

	2005	2004

Nonperforming Loans:

Loans on nonaccrual basis	$11,200	$12,292
Past due loans	16,846	11,627
Renegotiated loans	182	192

Total nonperforming loans	$28,228	$24,111

Other real estate owned	$1,463	$2,233

Loans outstanding at end of period	$3,554,441	$2,888,349

Average loans outstanding (year-to-date)	$3,542,655	$2,843,976

Nonperforming loans a as percentage of total loans	0.79%	0.83%

Provision for credit losses	$1,744	$2,100

Net charge-offs	$2,013	$1,973

Net charge-offs as a percentage of average loans outstanding (annualized)	0.23%	0.28%

Provision for credit losses as a percentage of net charge-offs	86.64%	106.44%

Allowance for credit losses as a percentage of average loans outstanding	1.15%	1.32%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.15%	1.30%

Allowance for credit losses as a percentage of nonperforming loans	144.52%	155.58%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

First Commonwealth considers a loan to be impaired when, based on current information and events, it is probable that the bank will be unable to collect principal or interest due according to the contractual terms of the loan.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  Payments received on impaired loans are applied against the recorded investment in the loan.  For loans other than those that First Commonwealth expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.  Impaired loans include loans on a nonaccrual basis and renegotiated loans.

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at March 31, 2005, and March 31, 2004 (Dollar amounts in thousands):

	2005	2004

Recorded investment in impaired loans at end of period	$11,382	$12,484

Year to date average balance of impaired loans	$11,899	$12,813

Allowance for credit losses related to impaired loans	$2,362	$2,437

Impaired loans with an allocation of the allowance for credit losses	$7,244	$6,454

Impaired loans with no allocation of the allowance for credit losses	$4,138	$6,030

Year to date income recorded on impaired loans on a cash basis	$190	$112

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of March 31, 2005, there were no significant concentrations of credit.

Nonperforming loans at March 31, 2005, increased $4.1 million compared to 2004 levels and included increases in loans past due 90 days but still accruing of $5.2 million which were partially offset by decreases in nonaccrual loans of $1.1 million.  Nonperforming loans as a percentage of total loans were 0.79% at March 31, 2005 compared to 0.83% at March 31, 2004.  Past due loans for the 2005 period included increases in residential loans secured by real estate as well as increases in commercial loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

First Commonwealth's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  This process includes close monitoring of watch list credits for workout progress or deterioration, as well as evaluating the status of significant nonperforming credits and loan loss adequacy.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements.  Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.  Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses which are inherent in the loan and lease portfolios at each balance sheet date.  Management reviews the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  First Commonwealth's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors.  While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

While First Commonwealth consistently applies a comprehensive methodology and procedure, allowance for credit loss methodologies incorporate management's current judgments about the credit quality of the loan portfolio, as well as collection probabilities for problem credits.  Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicates changes in the expected future cash flows or changes in economic conditions.  The allowance for credit losses and the provision for credit losses are significant elements of First Commonwealth's financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis.  In addition, First Commonwealth maintains a system of internal controls which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Equity capital stood at $513.1 million at March 31, 2005, a decrease of $18.8 million compared to December 31, 2004.  The most significant decrease was the market value adjustment to securities available for sale, which decreased equity by $18.3 million.  Dividends declared reduced equity by $11.5 million during the first three months of 2005.  The retained net income of $3.7 million remained in permanent capital to fund future growth and expansion.  Additional advances by First Commonwealth's Employee Stock Ownership Plan ("ESOP") to fund the acquisition of First Commonwealth's common stock for future distribution as employee compensation, net of long-term debt payments, decreased equity by $3.8 million.  Amounts paid to fund the discount on reinvested dividends reduced equity by $221 thousand during the first three months of 2005 while the market value adjustment on the interest rate swap decreased equity by $637 thousand for the same period.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $217 thousand during 2005.  Equity capital was also impacted during 2005 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This payment of First Commonwealth's common stock was the third of four scheduled annual contingent payments.

A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors and to provide for growth while protecting against future uncertainties.  The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management ability.  In consideration of these factors, management's primary emphasis with respect to First Commonwealth's capital position is to maintain an adequate and stable ratio of equity to assets.

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

The table below presents First Commonwealth's capital position at March 31, 2005:

	Amount (in thousands)	Percent of Adjusted Assets

Tier I Capital	$ 486,536	11.7%
Risk-Based Requirement	166,453	4.0

Total Capital	527,330	12.7
Risk-Based Requirement	332,905	8.0

Minimum Leverage Capital	486,536	8.0
Minimum Leverage Requirement	181,750	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At March 31, 2005, First Commonwealth's banking and trust subsidiaries exceeded those requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in Item 2 of this report under the caption "Interest Sensitivity" is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

First Commonwealth carried out an evaluation, under the supervision and with the participation of First Commonwealth's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of First Commonwealth's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  In addition, First Commonwealth's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of First Commonwealth's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, First Commonwealth's internal control over financial reporting.  No such changes were identified in connection with this evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by First Commonwealth in the reports that First Commonwealth files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by First Commonwealth in the reports that First Commonwealth files under the Exchange Act is accumulated and communicated to First Commonwealth's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

2005 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	-0-	n/a	-0-	$8,486,285
February 1 - February 28	93,400	$14.02	93,400	$7,176,364
March 1 - March 31	191,120	$14.07	191,120	$4,486,365

Total	284,520	$14.06	284,520	$4,486,365

All shares were acquired by First Commonwealth's Employee Stock Ownership Plan ("ESOP") through a publicly announced plan.  The plan for the ESOP to acquire shares was announced through a press release dated July 26, 2004, and a subsequent 8-K filing with the Securities and Exchange Commission on July 27, 2004.  The plan authorizes the ESOP to acquire up to $14 million of First Commonwealth's common stock in the open market.  The plan does not have an expiration date.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 5, 2005	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: May 5, 2005	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer