Form 10-K/A
period 2004-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2005-08-03
CIK 712537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K/A (AMENDMENT No. 1)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
AMENDMENT TO FORM 10-K FOR ANNUAL PERIOD
ENDED DECEMBER 31, 2004

Explanatory Note:

This amendment revises Item 9A (Controls and Procedures) of Part II to the Annual Report on Form 10-K of First Commonwealth Financial Corporation (the "Corporation") for the fiscal year ended December 31, 2004 (the "Original Report") to include the conclusions of the Corporation's Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the fiscal year for which the Original Report was filed.

Except for the corrections described above, the Corporation has not modified or updated disclosures presented in the Original Report.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.  Information not affected by this amendment is unchanged and reflects the disclosure made at the time the Original Report was filed.  This Form 10-K/A should be read in conjunction with the Original Report and the filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to any such filings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective.  In addition, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Corporation's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.  No such changes were identified in connection with this evaluation.

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

                           Dated: August 2, 2005