Form 10-Q/A
period 2005-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2005-08-03
CIK 712537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A (AMENDMENT No. 1)
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
AMENDMENT TO FORM 10-Q FOR QUARTERLY PERIOD
ENDED MARCH 31, 2005

Explanatory Note:

This amendment revises Item 4 (Controls and Procedures) of Part I to the Quarterly Report on Form 10-Q of First Commonwealth Financial Corporation (the "Corporation") for the quarter ended March 31, 2005 (the "Original Report") to include the conclusions of the Corporation's Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the quarter for which the Original Report was filed.

Except for the corrections described above, the Corporation has not modified or updated disclosures presented in the Original Report.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.  Information not affected by this amendment is unchanged and reflects the disclosure made at the time the Original Report was filed.  This Form 10-Q/A should be read in conjunction with the Original Report and the filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to any such filings.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 2, 2005	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: August 2, 2005	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer