Form 10-Q
period 2005-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2005-08-04
CIK 712537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
Yes X No .
The number of shares outstanding of issuer's common stock, $1.00 Par Value as of July 31, 2005, was 70,066,709.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$82,872	$79,591
Interest-bearing bank deposits	1,188	2,403
Securities available for sale, at market	2,041,415	2,162,313
Securities held to maturity, at amortized cost, (Market value $91,141 in 2005 and $81,886 in 2004)	87,837	78,164

Loans:
Portfolio loans	3,597,521	3,512,774
Loans held for sale	3,956	2,311
Unearned income	(163)	(252)
Allowance for credit losses	(41,404)	(41,063)

Net loans	3,559,910	3,473,770

Premises and equipment	60,864	56,965
Other real estate owned	1,226	1,814
Goodwill	122,702	123,607
Amortizing intangibles, net	16,382	17,513
Other assets	207,353	202,338

Total assets	$6,181,749	$6,198,478

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$502,107	$480,843
Interest-bearing	3,549,867	3,363,632

Total deposits	4,051,974	3,844,475

Short-term borrowings	694,830	946,474
Other liabilities	35,709	35,977

Subordinated debentures	108,250	108,250
Other long-term debt	761,853	731,324

Total long-term debt	870,103	839,574

Total liabilities	5,652,616	5,666,500

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 71,978,568 shares issued at June 30, 2005 and December 31, 2004; 69,949,652 and 69,868,908 shares outstanding at June 30, 2005 and December 31, 2004, respectively	71,978	71,978
Additional paid-in capital	174,571	175,453
Retained earnings	317,342	307,363
Accumulated other comprehensive income	1,808	10,002
Treasury stock (2,028,916 shares at June 30, 2005 and 2,109,660 shares at December 31, 2004, at cost)	(25,623)	(26,643)
Unearned ESOP shares	(10,943)	(6,175)

Total shareholders' equity	529,133	531,978

Total liabilities and shareholders' equity	$6,181,749	$6,198,478

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Interest Income
Interest and fees on loans	$54,698	$44,080	$107,289	$85,465
Interest and dividends on investments:
Taxable interest	19,076	18,305	38,349	35,834
Interest exempt from Federal income taxes	3,129	2,728	6,182	5,373
Dividends	510	377	1,219	781
Interest on Federal funds sold	120	1	124	2
Interest on bank deposits	7	7	14	15

Total interest income	77,540	65,498	153,177	127,470

Interest Expense
Interest on deposits	19,079	13,951	35,581	27,461
Interest on short-term borrowings	5,867	1,890	11,425	3,625

Interest on subordinated debentures	1,945	1,789	3,847	3,081
Interest on other long-term debt	7,009	9,433	13,752	18,061

Total interest on long-term debt	8,954	11,222	17,599	21,142

Total interest expense	33,900	27,063	64,605	52,228

Net Interest Income	43,640	38,435	88,572	75,242
Provision for credit losses	3,000	2,520	4,744	4,620

Net interest income after provision for credit losses	40,640	35,915	83,828	70,622

Other Income
Net securities gains	-0-	145	485	3,995
Trust income	1,456	1,442	2,781	2,710
Service charges on deposit accounts	4,009	3,760	7,549	6,960
Gain on sale of branch	3,090	-0-	3,090	-0-
Gain on sale of merchant services business	1,991	-0-	1,991	-0-
Insurance commissions	903	865	1,743	1,669
Income from bank owned life insurance	1,355	1,251	2,676	2,514
Merchant discount income	882	907	1,721	1,735
Card related interchange income	1,216	890	2,303	1,510
Other income	2,247	1,837	4,250	3,587

Total other income	17,149	11,097	28,589	24,680

Other Expenses
Salaries and employee benefits	17,864	17,141	36,162	33,844
Net occupancy expense	2,715	2,165	5,707	4,354
Furniture and equipment expense	2,759	2,705	5,629	5,226
Data processing expense	981	913	1,920	1,726
Pennsylvania shares tax expense	1,237	1,140	2,503	2,274
Intangible amortization	566	238	1,131	312
Merger and integration charges	-0-	873	-0-	2,164
Other operating expenses	8,950	8,369	17,413	15,361

Total other expenses	35,072	33,544	70,465	65,261

Income before income taxes	22,717	13,468	41,952	30,041
Applicable income taxes	4,879	1,908	8,895	5,158

Net income	$17,838	$11,560	$33,057	$24,883

Average Shares Outstanding	69,129,387	64,455,920	69,237,454	62,614,372
Average Shares Outstanding Assuming Dilution	69,693,693	64,947,209	69,858,133	63,118,440
Per Share Data:
Basic earnings per share	$0.26	$0.18	$0.48	$0.40
Diluted earnings per share	$0.26	$0.18	$0.47	$0.39
Cash dividends per share	$0.165	$0.160	$0.330	$0.320

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2003	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

Comprehensive income
Net income	-0-	-0-	24,883	-0-	-0-	-0-	24,883
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(18,414)	-0-	-0-	(18,414)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,580)	-0-	-0-	(2,580)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(152)	-0-	-0-	(152)

Total other comprehensive income (loss)	-0-	-0-	-0-	(21,146)	-0-	-0-	(21,146)

Total comprehensive income	‑0-	-0-	24,883	(21,146)	-0-	-0-	3,737

Cash dividends declared	-0-	-0-	(20,891)	-0-	-0-	-0-	(20,891)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	429	429

Discount on dividend reinvestment plan purchases	-0-	(393)	-0-	-0-	-0-	-0-	(393)

Treasury stock acquired	-0-	-0-	-0-	-0-	(514)	-0-	(514)

Treasury stock reissued	-0-	(973)	-0-	-0-	6,311	-0-	5,338

Tax benefit of stock options	-0-	291	-0-	-0-	-0-	-0-	291

Stock issued for acquisition	8,274	96,956	-0-	-0-	-0-	-0-	105,230

Balance at June 30, 2004	$71,978	$175,462	$316,253	$(5,973)	$(31,982)	$(1,565)	$524,173

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978

Comprehensive income
Net income	-0-	-0-	33,057	-0-	-0-	-0-	33,057
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(7,479)	-0-	-0-	(7,479)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(305)	-0-	-0-	(305)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(410)	-0-	-0-	(410)

Total other comprehensive income (loss)	-0-	-0-	-0-	(8,194)	-0-	-0-	(8,194)

Total comprehensive income	‑0-	-0-	33,057	(8,194)	-0-	-0-	24,863

Cash dividends declared	-0-	-0-	(23,078)	-0-	-0-	-0-	(23,078)

Net increase in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	(4,768)	(4,768)

Discount on dividend reinvestment plan purchases	-0-	(447)	-0-	-0-	-0-	-0-	(447)

Treasury stock reissued	-0-	(400)	-0-	-0-	1020	-0-	620

Tax benefit of stock options	-0-	(35)	-0-	-0-	-0-	-0-	(35)

Balance at June 30, 2005	$71,978	$174,571	$317,342	$1,808	$(25,623)	$(10,943)	$529,133

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended June 30,

	2005	2004

Operating Activities
Net income....................................................	$33,057	$24,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses ................................	4,744	4,620
Depreciation and amortization...............................	5,394	4,006
Net gains on sales of assets................................	(1,296)	(3,961)
Net gain on sale of branch..................................	(3,090)	-0-
Net gain on sale of merchant services business..............	(1,991)	-0-
Income from increase in cash surrender value of bank owned life insurance...............................	(2,676)	(2,514)
Stock option tax benefit......................................	(35)	291
Changes, net of acquisition:
Decrease in interest receivable............................	166	1,205
Increase in interest payable...............................	1,334	623
Increase (decrease) in income taxes payable................	5,499	(3,367)
Net increase in loans held for sale........................	(1,644)	(210)
Change in deferred taxes...................................	(2,068)	(294)
Other-net..................................................	(2,881)	(7,647)

Net cash provided by operating activities.................	34,513	17,635

Investing Activities
Transactions with securities held to maturity:
Proceeds from sales.........................................	-0-	-0-
Proceeds from maturities and redemptions....................	6,519	19,565
Purchases...................................................	(16,178)	-0-
Transactions with securities available for sale:
Proceeds from sales.........................................	59,862	98,507
Proceeds from maturities and redemptions....................	213,882	470,560
Purchases...................................................	(164,351)	(592,462)
Proceeds from sales of other assets...........................	5,829	5,414
Proceeds from sale of merchant services business..............	2,000	-0-
Acquisition of affiliate, net of cash received................	-0-	(70,639)
Net decrease in time deposits with banks......................	1,215	38
Net increase in loans.........................................	(93,598)	(122,168)
Purchases of premises and equipment...........................	(8,347)	(3,837)

Net cash provided (used) by investing activities............	6,833	(195,022)

Financing Activities
Repayments of other long-term debt............................	(12,042)	(8,952)
Proceeds from issuance of other long-term debt................	37,803	50,000
Repayments of subordinated debentures.........................	-0-	(8,292)
Proceeds from issuance of subordinated debentures.............	-0-	41,238
Discount on dividend reinvestment plan purchases..............	(447)	(393)
Dividends paid................................................	(23,064)	(19,493)
Net increase in Federal funds purchased.......................	88,475	60,900
Net decrease in other short-term borrowings...................	(342,181)	(20,925)
Sale of branch and deposits, net of cash received.............	(12,143)	-0-
Net increase in deposits......................................	225,117	76,608
Proceeds from sale of treasury stock..........................	417	5,135

Net cash (used) provided by financing activities............	(38,065)	175,826

Net increase (decrease) in cash and cash equivalents........	3,281	(1,561)

Cash and cash equivalents at January 1........................	79,591	82,510

Cash and cash equivalents at June 30..........................	$82,872	$80,949

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("First Commonwealth").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2005, and the results of operations for the three month and six month periods ended June 30, 2005 and 2004, and statements of cash flows and changes in shareholders' equity for the six month periods ended June 30, 2005 and 2004.

The results of operations for the three month and six month periods ended June 30, 2005 and 2004, are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with First Commonwealth's 2004 Annual Report on Form 10-K which is available on the First Commonwealth's website at http://www.fcbanking.com.  First Commonwealth's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through First Commonwealth's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (Dollar amounts in thousands)

	2005	2004

Cash paid during the first six months of the year for:

Interest	$63,271	$51,604
Income Taxes	$5,500	$8,528

Noncash investing and financing activities:

ESOP loan reductions	$429	$429
ESOP borrowings	$5,197	$-0-
Loans transferred to other real estate owned and repossessed assets	$2,432	$2,215
Gross increase (decrease) in market value adjustment to securities available for sale	$(11,975)	$(32,298)
Gross increase (decrease) in market value adjustment of derivative instruments	$(631)	$(234)
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity (Dollar amounts in thousands):

	June 30, 2005			June 30, 2004

	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized losses on securities:
Unrealized holding losses arising during the period	$(11,506)	$4,027	$(7,479)	$(28,329)	$9,915	$(18,414)
Less: reclassification adjustment for gains realized in net income	(469)	164	(305)	(3,969)	1,389	(2,580)

Unrealized losses on derivatives used in cash flow hedging relationships:
Unrealized holding losses arising during the period	(631)	221	(410)	(234)	82	(152)

Other comprehensive income (loss)	$(12,606)	$4,412	$(8,194)	$(32,532)	$11,386	$(21,146)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 4 Accounting for Stock Options Granted

Prior accounting guidelines permit two alternate methods of accounting for stock-based compensation, the intrinsic value method of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and the fair value method of FASB Statement No. 123 ("FAS No. 123"), "Accounting for Stock-Based Compensation."  In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 ("FAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure."  FAS No. 148 did not amend FAS No. 123 to require companies to account for employee stock options using the fair value method but required all companies with stock-based compensation to provide additional disclosures, regardless of whether they account for that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB 25.  As permitted under FAS No. 123, First Commonwealth had elected to use the intrinsic value method to measure stock-based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 had been implemented.

No stock-based employee compensation expense is reflected in First Commonwealth's net income as reported in the Consolidated Statements of Income because all stock options granted under First Commonwealth's plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In December 2004, the FASB issued Statement of Financial Accounting Standards No.123 (Revised) ("FAS No. 123(R)"), "Share-Based Payment."  FAS No. 123(R) replaces FAS No. 123 and supersedes APB 25.  FAS No. 123(R) will require companies to measure compensation costs for all share-based payments including employee stock options using the fair value method.  FAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date.  Public companies that used the fair value method for either recognition or disclosure under FAS No. 123, will apply FAS No. 123(R) using a modified prospective application.  Under the modified prospective application, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS No. 123 for either recognition or pro forma disclosures.  For periods before the required effective date, those companies may elect to apply a modified retrospective application.  Under the modified retrospective application method, financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FAS No. 123.  According to FAS No. 123(R), the grant-date fair value of stock options will be recognized as compensation expense in the company's income statement over the requisite service period or the vesting period.  FAS No. 123(R) will become effective at the beginning of the next fiscal year that begins after June 15, 2005, or beginning on January 1, 2006.  The adoption of FAS No. 123(R) is not expected to have a material impact on First Commonwealth's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The following tables illustrates the effect on net income and earnings per share if First Commonwealth had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (Dollar amounts in thousands, except per share data):

	Three months ended June 30,

	2005	2004

Net Income, as reported	$17,838	$11,560
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	-0-	-0-

Pro forma net income	$17,838	$11,560

Earnings per share:
Basic - as reported	$0.26	$0.18
Basic - pro forma	$0.26	$0.18
Diluted - as reported	$0.26	$0.18
Diluted - pro forma	$0.26	$0.18

Average shares outstanding	69,129,387	64,455,920
Average shares outstanding assuming dilution	69,693,693	64,947,209

	Six months ended June 30,

	2005	2004

Net Income, as reported	$33,057	$24,883
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(43)	(38)

Pro forma net income	$33,014	$24,845

Earnings per share:
Basic - as reported	$0.48	$0.40
Basic - pro forma	$0.48	$0.40
Diluted - as reported	$0.47	$0.39
Diluted - pro forma	$0.47	$0.39

Average shares outstanding	69,237,454	62,614,372
Average shares outstanding assuming dilution	69,858,133	63,118,440

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 5 Merger and Integration Charges

In the first six months of 2004, First Commonwealth recorded merger and integration charges totaling $2,164 thousand ($1,407 thousand, net of taxes).  The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. ("PFC").  The charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  Also included in the merger and integration charges were $1,679 thousand in salary and benefit severance expenses that were accrued during the first six months of 2004.  The severance costs were for 25 employees whose positions were eliminated as part of the acquisition.

NOTE 6 Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003, issued FIN 46 (Revised 2003) ("FIN 46R").  FIN 46R clarified some of the provisions of FIN 46 and exempted certain entities from the original requirements of FIN 46.  As defined by FIN 46, a variable interest entity ("VIE") is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner.  First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  First Commonwealth's maximum potential exposure to these partnerships is $5,440 thousand, which consists of the limited partnership investments as of June 30, 2005.  Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth's portion of partnership losses are recognized as incurred.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 7 Guarantees (continued)

The table below identifies the notional amounts of these guarantees at June 30, 2005 (Dollar amounts in thousands):

Financial standby letters of credit	$17,232
Performance standby letters of credit	$4,724

The current notional amounts outstanding above include financial standby letters of credit of $507 thousand and performance standby letters of credit of $1,377 thousand issued during the first six months of 2005.  There is currently no liability recorded on First Commonwealth's balance sheet related to the above letters of credit.

NOTE 8 Branch Sale

In June 2005, First Commonwealth Bank, a wholly owned subsidiary of First Commonwealth Financial Corporation, sold a branch office located in State College, PA.  Under the terms of the purchase and assumption agreement, Clearfield Bank and Trust Company assumed $17.6 million of deposit liabilities associated with the office.  The transaction generated a pre-tax gain of approximately $3.1 million that included the premium on deposits and the gain on the sale of premises and equipment.  The gain is included in First Commonwealth's consolidated income statement for the second quarter of 2005.

NOTE 9 Merchant Services Sale

In April 2005, First Commonwealth completed an asset sale and merchant processing alliance with First Data Corporation ("First Data").   Under the terms of the agreement, First Data acquired certain assets of First Commonwealth's merchant processing business and will provide merchant payment processing services on behalf of First Commonwealth Bank.  First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business.  The transaction generated a pre-tax gain of $2.0 million that is included in First Commonwealth's consolidated income statement for the second quarter of 2005.

NOTE 10 Subsequent Event

In July 2005, Johnston A. Glass, an Executive Officer of First Commonwealth, executed his rights under a previously disclosed employment contract.  First Commonwealth is expected to accrue expenses of $700.3 thousand during the third quarter of 2005.  In addition to payments to Mr. Glass, this amount includes First Commonwealth's portion of hospitalization costs and employer payroll taxes.  Under terms of the agreement, payments will begin within 90 days and will follow First Commonwealth's normal payroll cycle for a period of 24 months.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 11 Post Retirement Benefit Plan of Acquired Company

Employees of the former Southwest Bank and GA Financial, Inc. were covered by a post retirement benefit plan.  The net periodic benefit cost of this plan for the quarter ended June 30 was as follows (Dollar amounts in thousands):

	2005	2004

Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	55	70
Amortization of transition obligation	-0-	-0-
(Gain) Loss amortization	-0-	21

Net periodic benefit cost	$55	$91

The net periodic benefit cost of this plan for the six months ended June 30 was as follows (Dollar amounts in thousands):

	2005	2004

Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	110	141
Amortization of transition obligation	1	1
(Gain) Loss amortization	(1)	42

Net periodic benefit cost	$110	$184

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 12 New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining issues related to Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This guidance is applicable to debt and equity securities that are within the scope of the FASB Statement of Financial Accounting Standards No. 115 ("FAS No. 115") and certain other investments.  EITF 03-1 provides clarification guidance to determine when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

In September 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"."  FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 from reporting periods beginning after June 15, 2004, until implementation guidance is issued.  This delay did not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  Also in September 2004, the FASB issued the proposed FASB Staff Position No. EITF Issue 03-1-a ("FSP EITF 03-1-a"), "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1."  FSP EITF 03-1-a was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1.  On June 29, 2005, FASB gave direction that the proposed FSP Issue 03-1-a be issued as final thus nullifying paragraphs 10-18 of EITF 03-1.  Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect First Commonwealth.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 12 New Accounting Pronouncements (continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("FAS No. 154"), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3."  As it states in the title, FAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements."  FAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  Unlike APB Opinion No. 20, FAS No. 154 requires changes in accounting principle to have retrospective application to the financial statements from prior periods to which the change applies unless it is impracticable.  FAS No. 154 will be effective for accounting changes and corrections of errors that will be made in fiscal years beginning after December 31, 2005.  First Commonwealth does not expect the implementation of FAS No. 154 to have a material impact on its financial condition and results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
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

First Six Months of 2005 as Compared to the First Six Months of 2004

Net income for the first six months of 2005 and 2004 was $33.1 million and $24.9 million, respectively.  Basic and diluted earnings per share were $0.48 and $0.47, respectively, for the first six months of 2005 and $0.40 and $0.39, respectively, for the same period of 2004.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, prior year	$0.39

Increase (decrease) from changes in:
Net interest income	0.08
Provision for credit losses	0.01
Security transactions	(0.06)
Gain on sale of branch	0.04
Gain on sale of merchant services business	0.03
Card related interchange income	0.01
Salaries and employee benefits	0.02
Net occupancy expense	(0.01)
Intangible amortization	(0.01)
Merger and integration charges	0.03
Other operating expenses	(0.01)
Applicable income taxes	(0.05)

Net income per share	$0.47

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2005 as Compared to the First Six Months of 2004
(continued)

Return on average assets was 1.07% and return on average equity was 12.51% for the first six months of 2005 compared to 0.92% and 10.90%, respectively, for the first six months of 2004.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income increased $13.3 million for the first six months of 2005 compared to the first six months of 2004 as average interest-earning assets increased by $661.0 million or 13.0% compared to 2004 averages.

Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average earning assets) was 3.34% for the first six months of 2005 compared to 3.21% for the same period of 2004 as earning asset yields increased faster than funding costs.  The yield on interest-earning assets (on a fully tax-equivalent basis) increased 34 basis points to 5.61%, while the cost of funds increased 18 basis points to 2.52%.

The following is an analysis of the average balance sheets and net interest income for the six months ended June 30 (Dollar amounts in thousands):

	Average Balance Sheets and Net Interest Analysis

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)

Assets
Interest-earning assets:
Time deposits with banks	$854	$14	3.25%	$4,530	$15	0.68%
Tax free investment securities	274,188	6,182	7.00	233,591	5,373	7.12
Taxable investment securities	1,898,552	39,568	4.20	1,867,073	36,615	3.94
Federal funds sold	8,255	124	3.02	536	2	0.90
Loans, net of unearned income (b)(c)	3,568,436	107,289	6.25	2,983,534	85,465	5.96

Total interest-earning assets	5,750,285	153,177	5.61	5,089,264	127,470	5.27

Noninterest-earning assets:
Cash	80,050			69,614
Allowance for credit losses	(41,720)			(39,026)
Other assets	428,366			300,340

Total noninterest- earning assets	466,696			330,928

Total Assets	$6,216,981			$5,420,192

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2005 as Compared to the First Six Months of 2004
(continued)

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$561,231	$2,099	0.75%	$515,461	$821	0.32%
Savings deposits (d)	1,301,972	8,538	1.32	1,010,482	4,701	0.94
Time deposits	1,594,207	24,944	3.16	1,456,102	21,939	3.03
Short-term borrowings	868,478	11,425	2.65	656,971	3,625	1.11
Long-term debt	849,060	17,599	4.18	853,971	21,142	4.98

Total interest-bearing liabilities	5,174,948	64,605	2.52	4,492,987	52,228	2.34

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	483,214			426,919
Other liabilities	26,017			41,004
Shareholders' equity	532,802			459,282

Total noninterest- bearing funding sources	1,042,033			927,205

Total Liabilities and Shareholders' Equity	$6,216,981			$5,420,192

Net Interest Income and Net Yield on Interest-Earning Assets		$88,572	3.34%		$75,242	3.21%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes net loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2005 as Compared to the First Six Months of 2004
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (Dollar amounts in thousands):

	Analysis of Changes in Net Interest Income

	2005 Change From 2004

	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$(1)	$(12)	$11
Tax free investment securities	809	1,437	(628)
Taxable investment securities	2,953	617	2,336
Federal funds sold	122	35	87
Loans	21,824	17,334	4,490

Total interest income	25,707	19,411	6,296

Interest-bearing liabilities:
NOW and super NOW accounts	1,278	73	1,205
Savings and MMDA accounts	3,837	1,356	2,481
Time deposits	3,005	2,081	924
Short-term borrowings	7,800	1,167	6,633
Long-term debt	(3,543)	(122)	(3,421)

Total interest expense	12,377	4,555	7,822

Net interest income	$13,330	$14,856	$(1,526)

(a)  Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $21.8 million for the first six months of 2005 compared to 2004 levels as the average balance of loans increased by $584.9 million or 19.6%.  This increase is due in large part to the inclusion of GA Financial, Inc. assets for the entire 2005 period.  Loan yields increased 29 basis points (0.29%) for the first six months of 2005 compared to the same period of 2004.  First Commonwealth has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  First Commonwealth has consistently been one of the top small business lenders in Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2005 as Compared to the First Six Months of 2004
(continued)

Interest income on investments increased $3.8 million for the first six months of 2005 compared to the same period of 2004. The increase was due to volume increases as well as increases in interest yields.  Average investments increased $72.1 million for the first six months of 2005 compared to the same period of 2004.  The overall increase was due to the acquisition of GA Financial, Inc.  The most significant increase was in U.S. government agency securities, which increased $60.6 million, and state and municipal securities, which increased $38.6 million.  These increases were slightly offset by decreases in corporate bonds and equity securities.  The total yield on investments was 4.56% for the first six months of 2005 compared to 4.30% for the same period of 2004.

Interest expense on deposits increased $8.1 million for the first six months of 2005 compared to the same period of 2004.  Deposit costs were 1.82% for the first six months of 2005 compared to 1.62% for the first six months of 2004, an increase of 20 basis points (0.20%).  During its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing First Commonwealth's cost of funds.

Interest expense on short-term borrowings increased $7.8 million for the first six months of 2005 compared to the same period of 2004 as a result of increases due to volume and increasing interest rates.  The average balance of short-term borrowings for the first half of 2005 increased $211.5 million over averages for the prior year.  The 2005 period includes an increase due to the inclusion of short-term borrowings that were acquired with the GA Financial, Inc. acquisition on May 24, 2004.  The 2005 period also includes an increase in short-term borrowings which were used to replace a portion of the $440 million of long-term FHLB advances that were paid in the third quarter of 2004 prior to their maturity.  The cost of short-term borrowings for the 2005 period increased by 154 basis points (1.54%) compared to 2004 costs of 1.11%.  This rate increase accounted for $6.6 million of the total increase of $7.8 million in interest expense on short-term borrowings.

Interest expense on long-term debt decreased $3.5 million for the first half of 2005 compared to the corresponding period of 2004, primarily as a result of decreases in interest rates.  The yields on long-term debt were favorably impacted by First Commonwealth's repositioning of borrowings after the prepayment of Federal Home Loan Bank advances during the third quarter of 2004.  Yields on long-term debt for the first six months of 2005 decreased by 80 basis points (0.80%) compared to the first six months of 2004.  First Commonwealth continues to analyze its exposure to any concentration of maturities of long-term debt in any one year and the associated risks.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2005 as Compared to the First Six Months of 2004
(continued)

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $4.7 million for the first six months of 2005 compared to $4.6 million for the same period of 2004.  Although net charge-offs against the allowance for credit losses increased by $79 thousand for the first six months of 2005 compared to the same period of 2004, net charge-offs as a percentage of average loans (annualized) improved to 0.25% for the 2005 period from 0.29% for 2004.  Increases in net charge-offs for commercial loans and residential real estate secured loans in the 2005 period were partially offset by decreases in loans to individuals and leases.  The provision for credit losses as a percentage of net charge-offs was 107.74% at June 30, 2005, compared to 106.85% at June 30, 2004.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for credit losses for the six month periods ended June 30, 2005 and 2004 (Dollar amounts in thousands):

	2005	2004

Balance January 1,	$41,063	$37,385
Addition as result of acquisition	-0-	4,983
Loans charged off:
Commercial, financial and agricultural	2,232	2,343
Real estate-commercial	518	383
Real estate-residential	1,164	652
Loans to individuals	1,086	1,456
Lease financing receivables	40	141

Total loans charged off	5,040	4,975

Recoveries of previously charged off loans:
Commercial, financial and agricultural	301	432
Real estate-commercial	-0-	-0-
Real estate-residential	83	7
Loans to individuals	253	212
Lease financing receivables	-0-	-0-

Total recoveries	637	651

Net charge offs	4,403	4,324

Provision charged to operations	4,744	4,620

Balance June 30,	$41,404	$42,664

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2005 as Compared to the First Six Months of 2004
(continued)

Noninterest Income

Net securities gains were $485 thousand during the first six months of 2005 compared to $4.0 million during the first six months of 2004, a decrease of $3.5 million between the two periods.  Gains were largely due to sales of Pennsylvania bank stocks.

Service charges on deposits are First Commonwealth's most significant component of noninterest fee income and increased $589 thousand for the first half of 2005 compared to the corresponding period of 2004.  Nonsufficient funds (or "NSF") fees continue to be the driver of the growth in service charges on deposits.  NSF fees increased $706 thousand for the first half of 2005 as compared to the same period of 2004.  The increase in NSF fees is due to the continuing growth of the High Performance Checking products for consumer and business clients as well as the inclusion of GA Financial, Inc.  The increase in NSF fees was partially offset by decreases in account analysis and account maintenance fees.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

The 2005 period included a $3.1 million pre-tax gain on the sale of a branch office ($2.0 million after tax).  The gain occurred in the second quarter of 2005 as First Commonwealth Bank, a wholly-owned subsidiary of First Commonwealth, sold a branch located in State College, PA.  The sale included $17.6 million in deposit liabilities associated with the office.  The branch sale was part of First Commonwealth's continuing branch optimization initiative to increase penetration in the higher growth Pittsburgh regional markets.  First Commonwealth opened two de novo branch offices in Washington County, one of the Pittsburgh region's fastest growing counties, late in the first quarter of 2005.  First Commonwealth expects to construct or renovate a total of nine new branch offices in 2005, as compared to the four in 2004.  These new branch offices include three relocations, two renovations and four de novo offices.  First Commonwealth opened a new branch office in July 2005 at Pittsburgh Mills in Tarentum, western Pennsylvania's newest and largest commercial retail real estate development project.

The 2005 period also included a pre-tax gain of $2.0 million ($1.3 million after tax) on the sale of First Commonwealth's merchant services business to First Data Corporation ("First Data").  First Commonwealth recently entered into an asset sale and merchant processing alliance with First Data.   Under the terms of the agreement, First Data acquired certain assets of First Commonwealth's merchant processing business and will provide merchant payment processing services on behalf of First Commonwealth Bank.  First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2005 as Compared to the First Six Months of 2004
(continued)

Card related interchange income increased during the first six months of 2005 compared to the same period of 2004.  Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.  The increase was due in part to the inclusion of GA Financial, Inc.  The card related interchange income growth was favorably affected by additional volume related to card usage and the migration of business accounts from the consumer debit card product.  The business debit card product pays a higher rate than the consumer debit card.  Increases in other income were primarily related to gains on the sale of student loans and other real estate owned.

Noninterest Expense

Noninterest expense was $70.5 million for the first six months of 2005 reflecting an increase of $5.2 million from the 2004 level of $65.3 million.  The most significant component of the increase during the 2005 period was salaries and employee benefit costs which increased $2.3 million or 6.8%.  The increase was due in large part to an increase in the number of employees as a result of the acquisition of GA Financial, Inc.  Full time equivalent employees were 1,621 as of the end of the first quarter of 2005 compared to 1,460 for the same time in 2004.  This compares to full time equivalent employees of 1,652 and 1,661 at the end of the second quarter of 2005 and 2004, respectively.  Salaries accounted for $2.0 million of the increase while employee benefit costs rose $355 thousand for the first half of 2005.  First Commonwealth continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.

Net occupancy expense increased $1.4 million for the first six months of 2005 over 2004 levels.  The increase is due in part to the inclusion of GA Financial, Inc.  The most significant increases were in building repairs and maintenance and depreciation on leasehold improvements.  During the first quarter of 2005, First Commonwealth Bank opened two new full-service community offices in Washington County.  First Commonwealth continues to actively evaluate its branch delivery network to optimize client service in existing branches and to continue expansion into growth markets.  The execution of these initiatives may impact occupancy and other expenses in future periods.

Increases in other noninterest expenses in the first half of 2005 were in large part due to the addition of GA Financial, Inc.  Increases were recorded for intangible amortization ($819 thousand), furniture and equipment expense ($403 thousand), PA shares tax expense ($229 thousand) and data processing expense ($194 thousand).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2005 as Compared to the First Six Months of 2004
(continued)

The merger and integration expenses that were incurred during the first six months of 2004 included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  In addition, the merger related expenses included $1.7 million of severance related salary and benefit expenses that were accrued during the first half of 2004 and were related to the integration of PFC into First Commonwealth.

Other operating expenses for the 2005 period were $17.4 million reflecting an increase of $2.1 million from the 2004 amount.  The first half of 2005 included increases in advertising costs, other professional fees and telephone and data line expenses.  The advertising expense increase was due in large part to new promotions for a variety of deposit and loan products as well as advertising related to branding efforts at the new and renovated offices.  The increase in other professional services is due in part to the use of a consultant to provide targeted marketing services.  The increase in telephone and data line charges was largely due to the acquisition of GA Financial, Inc.

Income tax expense increased $3.7 million for the first half of 2005 compared to the first half of 2004.  First Commonwealth's effective tax rate was 21.2% for the first six months of 2005 compared to 17.2% for the corresponding period of 2004.  Tax expense for the first half of 2004 was positively impacted by higher tax-exempt income and tax credits as a percent of pretax income as compared to the corresponding 2005 period.

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004

Net income for the second quarter of 2005 and 2004 was $17.8 million and $11.6 million, respectively.  Basic and diluted earnings per share were $0.26 for the second quarter of 2005 and $0.18 for the same period of 2004.

Return on average assets was 1.15% and return on average equity was 13.55% for the second quarter of 2005 compared to 0.82% and 9.76%, respectively, for the second quarter of 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004 (continued)

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income increased $5.2 million for the second quarter of 2005 compared to the second quarter of 2004 as average earning assets for the quarter increased by $469.8 million or 8.9% compared to 2004 averages.

Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average earning assets) was 3.28% for the second three months of 2005 compared to 3.15% for the same period of 2004 as earning asset yields increased faster than funding costs.  The yield on interest-earning assets (on a fully tax-equivalent basis) increased 43 basis points to 5.64%, while the cost of funds increased 30 basis points to 2.62%.

The following is an analysis of the average balance sheets and net interest income for the three months ended June 30 (Dollar amounts in thousands):

	Average Balance Sheets and Net Interest Analysis

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate(a)	Average Balance	Income/ Expense	Yield or Rate(a)

Assets
Interest-earning assets:
Time deposits with banks	$746	$7	3.46%	$4,186	$7	0.65%
Tax free investment securities	277,395	3,129	6.96	236,987	2,728	7.12
Taxable investment securities	1,873,475	19,586	4.19	1,926,412	18,682	3.90
Federal funds sold	15,768	120	3.04	799	1	0.90
Loans, net of unearned income (b)(c)	3,593,934	54,698	6.30	3,123,093	44,080	5.87

Total interest-earning assets	5,761,318	77,540	5.64	5,291,477	65,498	5.21

Noninterest-earning assets:
Cash	81,091			72,689
Allowance for credit losses	(41,419)			(40,158)
Other assets	433,934			343,857

Total noninterest- earning assets	473,606			376,388

Total Assets	$6,234,924			$5,667,865

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004 (continued)

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$560,321	$1,150	0.82%	$528,701	$422	0.32%
Savings deposits (d)	1,341,923	4,892	1.46	1,091,098	2,606	0.96
Time deposits	1,607,808	13,037	3.25	1,469,796	10,923	2.99
Short-term borrowings	821,458	5,867	2.86	680,148	1,890	1.12
Long-term debt	859,624	8,954	4.18	917,027	11,222	4.92

Total interest-bearing liabilities	5,191,134	33,900	2.62	4,686,770	27,063	2.32

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	487,724			447,765
Other liabilities	27,856			56,787
Shareholders' equity	528,210			476,543

Total noninterest- bearing funding sources	1,043,790			981,095

Total Liabilities and Shareholders' Equity	$6,234,924			$5,667,865

Net Interest Income and Net Yield on Interest-Earning Assets		$43,640	3.28%		$38,435	3.15%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes net loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004 (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (Dollar amounts in thousands):

	Analysis of Changes in Net Interest Income

	2005 Change From 2004

	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$-0-	$(6)	$6
Tax free investment securities	401	715	(314)
Taxable investment securities	904	(513)	1,417
Federal funds sold	119	33	86
Loans	10,618	6,873	3,745

Total interest income	12,042	7,102	4,940

Interest-bearing liabilities:
NOW and super NOW accounts	728	25	703
Savings and MMDA accounts	2,286	599	1,687
Time deposits	2,114	1,026	1,088
Short-term borrowings	3,977	393	3,584
Long-term debt	(2,268)	(703)	(1,565)

Total interest expense	6,837	1,340	5,497

Net interest income	$5,205	$5,762	$(557)

(a)  Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $10.6 million for the second quarter of 2005 compared to 2004 levels as the quarter-to-date average balance of loans increased by $470.8 million or 15.1%.  This increase is due in part to the inclusion of GA Financial, Inc. assets for the full quarter of 2005 compared to part of the quarter for 2004.  Loan yields increased 43 basis points (0.43%) for the second quarter of 2005 compared to the same period of 2004.

Interest income on investments increased $1.3 million for the second quarter of 2005 compared to the same period of 2004. The increase was due in large part to increases in interest yields.  The total yield on investments was 4.55% for the second quarter of 2005 compared to 4.25% for the same period of 2004, an increase of 30 basis points (0.30%).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004 (continued)

Interest expense on deposits increased $5.1 million for the second quarter of 2005 compared to the same period of 2004.  Deposit costs were 1.91% for the second quarter of 2005 compared to 1.59% for the second quarter of 2004, an increase of 32 basis points (0.32%).  Increases in volume were recorded for all deposit categories for the second quarter of 2005 compared to the same period of 2004.

Interest expense on short-term borrowings increased $4.0 million for the second quarter of 2005 compared to the same period of 2004 as a result of increases due to volume and increasing interest rates.  The average balance of short-term borrowings for the second quarter of 2005 increased $141.3 million over averages for the prior year.  The 2005 period includes an increase due to the inclusion of short-term borrowings that were acquired with the GA Financial, Inc. acquisition on May 24, 2004.  The 2005 period also includes an increase in short-term borrowings which were used to replace a portion of the $440 million of long-term FHLB advances that were paid in the third quarter of 2004 prior to their maturity.  The cost of short-term borrowings for the 2005 period increased by 174 basis points (1.74%) compared to 2004 costs of 1.12%.  This rate increase accounted for $3.6 million of the total increase of $4.0 million in interest expense on short-term borrowings.

Interest expense on long-term debt decreased $2.3 million for the second quarter of 2005 compared to the corresponding period of 2004, due in large part to decreases in interest rates.  The yields on long-term debt were favorably impacted by First Commonwealth's repositioning of borrowings after the prepayment of Federal Home Loan Bank advances during the third quarter of 2004.  Yields on long-term debt for the second quarter of 2005 decreased by 74 basis points (0.74%) compared to the second quarter of 2004.  Average long-term debt for the second quarter of 2005 decreased by $57.4 million compared to 2004 averages.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $3.0 million for the second quarter of 2005 compared to $2.5 million for the same period of 2004.  Net charge-offs against the allowance for credit losses increased by $39 thousand for the second quarter of 2005 compared to the same period of 2004.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004 (continued)

Noninterest Income

There were no securities gains or losses in the second quarter of 2005.  The second quarter of 2004 included net securities gains of $145 thousand.  Gains were largely due to sales of Pennsylvania bank stocks, but also included gains from the sale of tax-free municipal securities.

Service charges on deposits continue to be First Commonwealth's most significant component of noninterest fee income and increased $249 thousand for the second quarter of 2005 compared to the corresponding period of 2004.  An increase of $383 thousand in nonsufficient funds (or "NSF") fees was recorded for the second quarter of 2005 as compared to the second quarter of 2004.

The second quarter of 2005 included a $3.1 million pre-tax gain on the sale of a branch office ($2.0 million after tax).  The gain occurred when First Commonwealth Bank, a wholly-owned subsidiary of First Commonwealth, sold a branch located in State College, PA.  The sale included $17.6 million in deposit liabilities associated with the office.

The second quarter of 2005 also included a pre-tax gain of $2.0 million ($1.3 million after tax) on the sale of First Commonwealth's merchant services business to First Data Corporation ("First Data").  First Commonwealth recently entered into an asset sale and merchant processing alliance with First Data.  Under the terms of the agreement, First Data acquired certain assets of First Commonwealth's merchant processing business and will provide merchant payment processing services on behalf of First Commonwealth Bank.  First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business.

Other changes in noninterest income during the second quarter of 2005 compared to the same period of 2004 include an increase in card related interchange income in the amount of $326 thousand, an increase in gains on the sale of student loans and an increase in the gain on the sale of other real estate owned.  Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.  The card related interchange income growth was favorably affected by additional volume related to card usage and the migration of business accounts from the consumer debit card product.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004 (continued)

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2005 was $35.1 million reflecting an increase of $1.5 million from the same period of 2004.  The most significant increase during the 2005 period was salaries and employee benefit costs which increased $723 thousand or 4.2%.  Salaries accounted for $633 thousand of the increase while employee benefit costs rose $90 thousand.

Net occupancy expense increased $550 thousand for the second quarter of 2005 over 2004 levels.  This increase was due in part to the inclusion of GA Financial, Inc. for all of the 2005 period.  The most significant increase was recorded in building repairs and maintenance.

Increases in other noninterest expenses in the second quarter of 2005 compared to the same period for 2004 were primarily due to the addition of GA Financial, Inc.  Increases were recorded for intangible amortization ($328 thousand), PA shares tax expense ($97 thousand), data processing expense ($68 thousand), and furniture and equipment expense ($54 thousand).

Merger and integration charges were $873 thousand for the second quarter of 2004 and included severance related salary and benefit expenses that were accrued during the second quarter of 2004 due to the integration of PFC into the Corporation.

Other operating expenses for the second quarter of 2005 were $9.0 million reflecting an increase of $581 thousand from the 2004 amount of $8.4 million.  The second quarter of 2005 included increases in advertising costs and other professional fees in the amounts of $300 thousand and $242 thousand, respectively.  Advertising expense increases are due in large part to new promotions for a variety of deposit and loan products as well as advertising related to branches that have been newly re-built, remodeled or acquired.  The increase in other professional services is due in part to the use of a consultant to provide targeted marketing services.

Income tax expense increased $3.0 million for the second quarter of 2005 compared to the second quarter of 2004.  First Commonwealth's effective tax rate was 21.5% for the second quarter of 2005 compared to 14.2% for the corresponding period of 2004.  Tax expense for the second quarter of 2004 was positively impacted by an increase in tax-exempt income and tax credits.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
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

Additionally, First Commonwealth's banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements.  The sale of earning assets may also provide a source of liquidity, and First Commonwealth has the ability to access the capital markets.

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

First Commonwealth's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  The following table shows a breakdown of the components of Fist Commonwealth's interest-bearing deposits as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

NOW and Super NOW accounts	$96,868	$92,168
Savings and MMDA accounts	1,835,734	1,703,258
Time deposits	1,617,265	1,568,206

Total interest-bearing deposits	$3,549,867	$3,363,632

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Total deposits increased $207.5 million for the first six months of 2005.  Noninterest-bearing deposits increased $21.3 million, while interest-bearing deposits increased $186.2 million with the largest increases being recorded in the savings deposit category.  Savings deposit increases were due in large part to a First Commonwealth promotion that ran from February through May of 2005 and offered clients a specially priced savings account.  Although an increase was recorded in total time deposits, $25 million in Brokered CD's matured during March 2005 but were not renewed.

At June 30, 2005, total interest-earning assets were $5,731.8 million, compared to $5,757.7 million recorded at December 31, 2004.  The following table shows a breakdown of loans by categories as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Commercial, financial, agricultural and other	$751,592	$715,280
Real estate loans:
Construction and land development	75,629	71,351
1-4 family dwellings	1,188,996	1,164,707
Other real estate	986,507	988,611
Loans to individuals for household, family and other personal expenditures	590,983	562,321
Leases, net of unearned income	7,770	12,815

Subtotal	3,601,477	3,515,085
Unearned income	(163)	(252)

Totals loans and leases	$3,601,314	$3,514,833

First Commonwealth's auto lease portfolio continues to decline since the discontinuation of its automobile leasing activities during 2003.

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while First Commonwealth does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of June 30, 2005, securities available for sale had an amortized cost of $2,042.5 million and an approximate fair value of $2,041.4 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
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

The cumulative gap at the 365 day repricing period was negative in the amount of $1,219.3 million or 19.72% of total assets at June 30, 2005.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of June 30, 2005, and December 31, 2004 (Dollar amounts in thousands):

	June 30, 2005

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,257,387	$198,608	$358,208	$1,814,203
Investments	164,988	84,773	208,359	458,120
Other interest-earning assets	1,188	-0-	-0-	1,188

Total interest-sensitive assets	1,423,563	283,381	566,567	2,273,511

Certificates of deposit	241,054	129,138	394,291	764,483
Other deposits	1,932,602	-0-	-0-	1,932,602
Borrowings	780,945	6,176	8,574	795,695

Total interest-sensitive liabilities	2,954,601	135,314	402,865	3,492,780

Gap	$(1,531,038)	$148,067	$163,702	$(1,219,269)

ISA/ISL	0.48	2.09	1.41	0.65
Gap/Total assets	24.77%	2.40%	2.65%	19.72%

	December 31, 2004

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,300,777	$185,633	$333,978	$1,820,388
Investments	190,336	133,127	185,979	509,442
Other interest-earning assets	2,403	-0-	-0-	2,403

Total interest-sensitive assets	1,493,516	318,760	519,957	2,332,233

Certificates of deposit	346,191	205,507	237,318	789,016
Other deposits	1,795,426	-0-	-0-	1,795,426
Borrowings	985,049	5,497	15,513	1,006,059

Total interest-sensitive liabilities	3,126,666	211,004	252,831	3,590,501

Gap	$(1,633,150)	$107,756	$267,126	$(1,258,268)

ISA/ISL	0.48	1.51	2.06	0.65
Gap/Total assets	26.35%	1.74%	4.31%	20.30%

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

First Commonwealth's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case.  The analysis at June 30, 2005, indicated that a 200 basis point (2.00%) increase in interest rates would increase net interest income 10 basis points (0.10%) above the base case scenario and a 200 basis point (2.00%) decrease in interest rates would decrease net interest income by 277 basis points (2.77%) below the base case scenario, over the next twelve months, both within policy limits.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

(Dollar amounts in thousands)	At June 30,

	2005	2004

Nonperforming Loans:

Loans on nonaccrual basis	$11,149	$13,285
Past due loans	15,258	11,085
Renegotiated loans	179	189

Total nonperforming loans	$26,586	$24,559

Other real estate owned	$1,226	$2,421

Loans outstanding at end of period	$3,601,314	$3,468,152

Average loans outstanding (year-to-date)	$3,568,436	$2,983,534

Nonperforming loans as a percentage of total loans	0.74%	0.71%

Provision for credit losses	$4,744	$4,620

Net charge-offs	$4,403	$4,324

Net charge-offs as a percentage of average loans outstanding (annualized)	0.25%	0.29%

Provision for credit losses as a percentage of net charge-offs	107.74%	106.85%

Allowance for credit losses as a percentage of average loans outstanding	1.16%	1.43%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.15%	1.23%

Allowance for credit losses as a percentage of nonperforming loans	155.74%	173.72%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at June 30, 2005, and June 30, 2004 (Dollar amounts in thousands):

	2005	2004

Recorded investment in impaired loans at end of period	$11,328	$13,474

Year to date average balance of impaired loans	$11,717	$13,522

Allowance for credit losses related to impaired loans	$1,792	$2,488

Impaired loans with an allocation of the allowance for credit losses	$6,424	$7,493

Impaired loans with no allocation of the allowance for credit losses	$4,904	$5,981

Year to date income recorded on impaired loans on a cash basis	$334	$144

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of June 30, 2005, there were no significant concentrations of credit.

Nonperforming loans at June 30, 2005, increased $2.0 million compared to 2004 levels and included increases in loans past due 90 days but still accruing of $4.2 million which were partially offset by decreases in nonaccrual loans of $2.1 million.  Nonperforming loans as a percentage of total loans were 0.74% at June 30, 2005 compared to 0.71% at June 30, 2004.  Past due loans for the 2005 period included increases in residential loans secured by real estate as well as increases in commercial loans.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Equity capital stood at $529.1 million at June 30, 2005, a decrease of $2.8 million compared to December 31, 2004. Dividends declared reduced equity by $23.1 million during the first six months of 2005.  The retained net income of $10.0 million remained in permanent capital to fund future growth and expansion.  The change in the market value adjustment to securities available for sale decreased equity by $7.8 million.    Additional advances by First Commonwealth's Employee Stock Ownership Plan ("ESOP") to fund the acquisition of First Commonwealth's common stock for future distribution as employee compensation, net of long-term debt payments, decreased equity by $4.8 million.  Amounts paid to fund the discount on reinvested dividends reduced equity by $447 thousand during the first six months of 2005 while the market value adjustment on the interest rate swap decreased equity by $410 thousand for the same period.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $417 thousand during 2005.  Equity capital was also impacted during 2005 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This payment of First Commonwealth's common stock was the third of four scheduled annual contingent payments.

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

The table below presents First Commonwealth's capital position at June 30, 2005:

	Amount (in thousands)	Percent of Adjusted Assets

Tier I Capital	$ 493,237	11.6%
Risk-Based Requirement	169,712	4.0

Total Capital	534,642	12.6
Risk-Based Requirement	339,425	8.0

Minimum Leverage Capital	493,237	8.1
Minimum Leverage Requirement	182,875	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At June 30, 2005, First Commonwealth's banking and trust subsidiaries exceeded those requirements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

2005 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30	-0-	n/a	-0-	$4,486,365
May 1 - 31	92,300	$12.97	92,300	$3,289,344
June 1 - 30	-0-	n/a	-0-	$3,289,344

Total	92,300	$12.97	92,300	$3,289,344

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

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 4, 2005	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: August 4, 2005	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer