Form 10-Q
period 2005-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2005-11-04
CIK 712537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
Yes X No .
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X .
The number of shares outstanding of issuer's common stock, $1.00 Par Value as of October 31, 2005, was 70,307,392.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$90,139	$79,591
Interest-bearing bank deposits	87	2,403
Securities available for sale, at market	1,990,929	2,162,313
Securities held to maturity, at amortized cost, (Market value $93,344 in 2005 and $81,886 in 2004)	90,639	78,164

Loans:
Portfolio loans	3,611,535	3,512,774
Loans held for sale	1,744	2,311
Unearned income	(142)	(252)
Allowance for credit losses	(41,537)	(41,063)

Net loans	3,571,600	3,473,770

Premises and equipment	62,185	56,965
Other real estate owned	1,520	1,814
Goodwill	122,702	123,607
Amortizing intangibles, net	15,817	17,513
Other assets	215,423	202,338

Total assets	$6,161,041	$6,198,478

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$500,834	$480,843
Interest-bearing	3,558,849	3,363,632

Total deposits	4,059,683	3,844,475

Short-term borrowings	738,233	946,474
Other liabilities	37,390	35,977

Subordinated debentures	108,250	108,250
Other long-term debt	696,580	731,324

Total long-term debt	804,830	839,574

Total liabilities	5,640,136	5,666,500

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 71,978,568 shares issued at September 30, 2005 and December 31, 2004; 70,227,342 and 69,868,908 shares outstanding at September 30, 2005 and December 31, 2004, respectively	71,978	71,978
Additional paid-in capital	174,015	175,453
Retained earnings	318,751	307,363
Accumulated other comprehensive income (loss)	(10,195)	10,002
Treasury stock (1,751,226 shares at September 30, 2005 and 2,109,660 shares at December 31, 2004, at cost)	(22,116)	(26,643)
Unearned ESOP shares	(11,528)	(6,175)

Total shareholders' equity	520,905	531,978

Total liabilities and shareholders' equity	$6,161,041	$6,198,478

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$56,927	$51,472	$164,216	$136,937
Interest and dividends on investments:
Taxable interest	18,559	20,019	56,908	55,853
Interest exempt from Federal income taxes	3,244	3,048	9,426	8,421
Dividends	498	391	1,717	1,172
Interest on Federal funds sold	12	2	136	4
Interest on bank deposits	8	8	22	23

Total interest income	79,248	74,940	232,425	202,410

Interest Expense
Interest on deposits	20,885	15,421	56,466	42,882
Interest on short-term borrowings	6,437	3,639	17,862	7,264

Interest on subordinated debentures	1,989	1,829	5,836	4,910
Interest on other long-term debt	6,903	7,992	20,655	26,053

Total interest on long-term debt	8,892	9,821	26,491	30,963

Total interest expense	36,214	28,881	100,819	81,109

Net Interest Income	43,034	46,059	131,606	121,301
Provision for credit losses	2,850	2,675	7,594	7,295

Net interest income after provision for credit losses	40,184	43,384	124,012	114,006
Other Income
Net securities gains	34	51	519	4,046
Trust income	1,417	1,413	4,198	4,123
Service charges on deposit accounts	4,226	4,059	11,775	11,019
Gain on sale of branch	-0-	-0-	3,090	-0-
Gain on sale of merchant services business	-0-	-0-	1,991	-0-
Insurance commissions	1,089	1,046	2,832	2,715
Income from bank owned life insurance	1,359	1,333	4,035	3,847
Merchant discount income	353	988	2,074	2,723
Card related interchange income	1,265	986	3,568	2,496
Other income	1,817	1,927	6,067	5,514

Total other income	11,560	11,803	40,149	36,483
Other Expenses
Salaries and employee benefits	18,320	17,303	54,482	51,147
Net occupancy expense	2,671	2,540	8,378	6,894
Furniture and equipment expense	2,844	3,064	8,473	8,290
Data processing expense	818	1,079	2,738	2,805
Pennsylvania shares tax expense	1,236	1,140	3,739	3,414
Intangible amortization	565	565	1,696	877
Merger and integration charges	-0-	(39)	-0-	2,125
Restructuring charges	2,704	-0-	2,704	-0-
Debt prepayment fees	-0-	29,495	-0-	29,495
Other operating expenses	7,145	8,906	24,558	24,267

Total other expenses	36,303	64,053	106,768	129,314

Income (loss) before income taxes	15,441	(8,866)	57,393	21,175
Applicable income taxes (benefit)	2,445	(6,071)	11,340	(913)

Net income (Loss)	$12,996	$(2,795)	$46,053	$22,088

Average Shares Outstanding	69,242,056	69,077,293	69,239,005	64,784,404
Average Shares Outstanding Assuming Dilution	69,787,884	69,701,327	69,834,460	65,328,753
Per Share Data:
Basic earnings per share	$0.19	$(0.04)	$0.67	$0.34
Diluted earnings per share	$0.19	$(0.04)	$0.66	$0.34
Cash dividends per share	$0.165	$0.160	$0.495	$0.480

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2003	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

Comprehensive income
Net income	-0-	-0-	22,088	-0-	-0-	-0-	22,088
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	2,048	-0-	-0-	2,048
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,613)	-0-	-0-	(2,613)
Unrealized holding gains on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	298	-0-	-0-	298

Total other comprehensive income (loss)	-0-	-0-	-0-	(267)	-0-	-0-	(267)

Total comprehensive income	‑0-	-0-	22,088	(267)	-0-	-0-	21,821

Cash dividends declared	-0-	-0-	(32,022)	-0-	-0-	-0-	(32,022)

Net increase in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	(4,870)	(4,870)

Discount on dividend reinvestment plan purchases	-0-	(601)	-0-	-0-	-0-	-0-	(601)

Treasury stock acquired	-0-	-0-	-0-	-0-	(514)	-0-	(514)

Treasury stock reissued	-0-	(1,239)	-0-	-0-	7,856	-0-	6,617

Tax benefit of stock options	-0-	415	-0-	-0-	-0-	-0-	415

Stock issued for acquisition	8,274	96,956	-0-	-0-	-0-	-0-	105,230

Balance at September 30, 2004	$71,978	$175,112	$302,327	$14,906	$(30,437)	$(6,864)	$527,022

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978

Comprehensive income
Net income	-0-	-0-	46,053	-0-	-0-	-0-	46,053
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(19,260)	-0-	-0-	(19,260)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(317)	-0-	-0-	(317)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(620)	-0-	-0-	(620)

Total other comprehensive income (loss)	-0-	-0-	-0-	(20,197)	-0-	-0-	(20,197)

Total comprehensive income	‑0-	-0-	46,053	(20,197)	-0-	-0-	25,856

Cash dividends declared	-0-	-0-	(34,665)	-0-	-0-	-0-	(34,665)

Net increase in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	(5,353)	(5,353)

Discount on dividend reinvestment plan purchases	-0-	(672)	-0-	-0-	-0-	-0-	(672)

Treasury stock reissued	-0-	(776)	-0-	-0-	4,527	-0-	3,751

Tax benefit of stock options	-0-	10	-0-	-0-	-0-	-0-	10

Balance at September 30, 2005	$71,978	$174,015	$318,751	$(10,195)	$(22,116)	$(11,528)	$520,905

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,

	2005	2004

Operating Activities
Net income....................................................	$46,053	$22,088
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses ................................	7,594	7,295
Depreciation and amortization...............................	8,024	6,618
Net gains on sales of assets................................	(1,402)	(3,981)
Net gain on sale of branch..................................	(3,090)	-0-
Net gain on sale of merchant services business..............	(1,991)	-0-
Income from increase in cash surrender value of bank owned life insurance...............................	(4,035)	(3,847)
Stock option tax benefit......................................	10	415
Changes, net of acquisition:
(Increase) decrease in interest receivable.................	(27)	1,307
Increase in interest payable...............................	740	403
Increase (decrease) in income taxes payable................	3,546	(9,070)
Net decrease in loans held for sale........................	568	160
Change in deferred taxes...................................	(898)	(614)
Other-net..................................................	(233)	(6,810)

Net cash provided by operating activities.................	54,859	13,964

Investing Activities
Transactions with securities held to maturity:
Proceeds from sales.........................................	-0-	-0-
Proceeds from maturities and redemptions....................	8,086	30,367
Purchases...................................................	(20,530)	-0-
Transactions with securities available for sale:
Proceeds from sales.........................................	92,861	102,018
Proceeds from maturities and redemptions....................	319,300	624,137
Purchases...................................................	(270,408)	(664,967)
Proceeds from sales of other assets...........................	8,088	8,430
Proceeds from sale of merchant services business..............	2,000	-0-
Acquisition of affiliate, net of cash received................	-0-	(70,872)
Net decrease (increase) in time deposits with banks...........	2,315	(1,016)
Net increase in loans.........................................	(112,824)	(192,845)
Purchases of premises and equipment...........................	(11,753)	(9,032)

Net cash provided (used) by investing activities............	17,135	(173,780)

Financing Activities

Repayments of other long-term debt............................	(77,101)	(457,537)
Proceeds from issuance of other long-term debt................	37,005	283,486
Repayments of subordinated debentures.........................	-0-	(8,292)
Proceeds from issuance of subordinated debentures.............	-0-	41,238
Discount on dividend reinvestment plan purchases..............	(672)	(601)
Dividends paid................................................	(34,606)	(30,605)
Net increase in Federal funds purchased.......................	113,350	10,700
Net (decrease) increase in other short-term borrowings........	(321,591)	278,451
Sale of branch and deposits, net of cash received.............	(14,204)	-0-
Net increase in deposits......................................	232,825	33,885
Proceeds from sale of treasury stock..........................	3,548	6,414

Net cash (used) provided by financing activities............	(61,446)	157,139

Net increase (decrease) in cash and cash equivalents........	10,548	(2,677)

Cash and cash equivalents at January 1........................	79,591	82,510

Cash and cash equivalents at September 30.....................	$90,139	$79,833

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("First Commonwealth").  All significant intercompany transactions and balances have been eliminated.  The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of September 30, 2005, and the results of operations for the three month and nine month periods ended September 30, 2005 and 2004, and statements of cash flows and changes in shareholders' equity for the nine month periods ended September 30, 2005 and 2004.

The results of operations for the three month and nine month periods ended September 30, 2005 and 2004, are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with First Commonwealth's 2004 Annual Report on Form 10-K which is available on the First Commonwealth's website at http://www.fcbanking.com.  First Commonwealth's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered through First Commonwealth's banking, insurance, trust and financial management subsidiaries.

NOTE 2 Cash Flow Disclosures (Dollar amounts in thousands)

	2005	2004

Cash paid during the first nine months of the year for:

Interest	$100,078	$80,706
Income Taxes	$9,040	$8,528

Noncash investing and financing activities:

ESOP loan reductions	$643	$643
ESOP borrowings	$5,996	$5,513
Loans transferred to other real estate owned and repossessed assets	$4,111	$3,521
Gross increase (decrease) in market value adjustment to securities available for sale	$(30,119)	$(869)
Gross increase (decrease) in market value adjustment of derivative instruments	$(954)	$458
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity (Dollar amounts in thousands):

	September 30, 2005			September 30, 2004

	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(29,631)	$10,371	$(19,260)	$3,151	$(1,103)	$2,048
Less: reclassification adjustment for gains realized in net income	(488)	171	(317)	(4,020)	1,407	(2,613)

Unrealized gains (losses) on derivatives used in cash flow hedging relationships:
Unrealized holding gains (losses) arising during the period	(954)	334	(620)	458	(160)	298

Other comprehensive income (loss)	$(31,073)	$10,876	$(20,197)	$(411)	$144	$(267)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 4 Accounting for Stock Options Granted

Prior accounting guidelines permit two alternate methods of accounting for stock-based compensation, the intrinsic value method of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and the fair value method of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."  In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure."  FAS 148 did not amend FAS 123 to require companies to account for employee stock options using the fair value method but required all companies with stock-based compensation to provide additional disclosures, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB 25.  As permitted under FAS 123, First Commonwealth had elected to use the intrinsic value method to measure stock-based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS 123 had been implemented.

No stock-based employee compensation expense is reflected in First Commonwealth's net income as reported in the Consolidated Statements of Income because all stock options granted under First Commonwealth's plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In December 2004, the FASB issued Statement of Financial Accounting Standards No.123 (Revised) ("FAS 123(R)"), "Share-Based Payment."  FAS 123(R) replaces FAS 123 and supersedes APB 25.  FAS 123(R) will require companies to measure compensation costs for all share-based payments including employee stock options using the fair value method.  FAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date.  Public companies that used the fair value method for either recognition or disclosure under FAS 123, will apply FAS 123(R) using a modified prospective application.  Under the modified prospective application, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS 123 for either recognition or pro forma disclosures.  For periods before the required effective date, those companies may elect to apply a modified retrospective application.  Under the modified retrospective application method, financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FAS 123.  According to FAS 123(R), the grant-date fair value of stock options will be recognized as compensation expense in the company's income statement over the requisite service period or the vesting period.  FAS 123(R) will become effective at the beginning of the next fiscal year that begins after June 15, 2005, or beginning on January 1, 2006.  The adoption of FAS 123(R) is not expected to have a material impact on First Commonwealth's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The following tables illustrates the effect on net income and earnings per share if First Commonwealth had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (Dollar amounts in thousands, except per share data):

	Three months ended September 30,

	2005	2004

Net Income, as reported	$12,996	$(2,795)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	-0-	-0-

Pro forma net income	$12,996	$(2,795)

Earnings per share:
Basic - as reported	$0.19	$(0.04)
Basic - pro forma	$0.19	$(0.04)
Diluted - as reported	$0.19	$(0.04)
Diluted - pro forma	$0.19	$(0.04)

Average shares outstanding	69,242,056	69,077,293
Average shares outstanding assuming dilution	69,787,884	69,701,327

	Nine months ended September 30,

	2005	2004

Net Income, as reported	$46,053	$22,088
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(43)	(38)

Pro forma net income	$46,010	$22,050

Earnings per share:
Basic - as reported	$0.67	$0.34
Basic - pro forma	$0.66	$0.34
Diluted - as reported	$0.66	$0.34
Diluted - pro forma	$0.66	$0.34

Average shares outstanding	69,239,005	64,784,404
Average shares outstanding assuming dilution	69,834,460	65,328,753

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 5 Variable Interest Entities

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner.  First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  First Commonwealth's maximum potential exposure to these partnerships is $5,169 thousand, which consists of the limited partnership investments as of September 30, 2005.  Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth's portion of partnership losses are recognized as incurred.

NOTE 6 Guarantees

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

The table below identifies the notional amounts of these guarantees at September 30, 2005 (Dollar amounts in thousands):

Financial standby letters of credit	$17,167
Performance standby letters of credit	$4,649

The current notional amounts outstanding above include financial standby letters of credit of $5,357 thousand and performance standby letters of credit of $3,828 thousand issued during the first nine months of 2005.  There is currently no liability recorded on First Commonwealth's balance sheet related to the above letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 7 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at September 30, 2005 by investment category and time frame for which the loss has been outstanding (Dollar amounts in thousands):

	Less Than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$-0-	$-0-	$2,949	$(36)	$2,949	$(36)

U.S. Government Agency Obligations	180,449	(2,246)	159,126	(3,989)	339,575	(6,235)

U.S. Government Agency CMO and MBS	284,372	(2,577)	727,086	(22,368)	1,011,458	(24,945)

Corporate Securities	17,422	(225)	30,793	(444)	48,215	(669)

Municipal Securities	16,887	(167)	2,275	(37)	19,162	(204)

Total Debt Securities	499,130	(5,215)	922,229	(26,874)	1,421,359	(32,089)

Common Stock	5,016	(503)	-0-	-0-	5,016	(503)

Total Securities	$504,146	$(5,718)	$922,229	$(26,874)	$1,426,375	$(32,592)

NOTE 8 Merger and Integration Charges

In the first nine months of 2004, First Commonwealth recorded merger and integration charges totaling $2,125 thousand ($1,381 thousand, net of taxes).  The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. ("PFC").  The charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC to Pittsburgh Home Capital Trust I and were called and paid off in January of 2004.  Also included in the merger and integration charges were $1,640 thousand in salary and benefit severance expenses that were accrued during the first nine months of 2004.  The severance costs were for 23 employees whose positions were eliminated as part of the acquisition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 9 Branch Sale

In June 2005, First Commonwealth Bank, a wholly owned subsidiary of First Commonwealth Financial Corporation, sold a branch office located in State College, PA.  Under the terms of the purchase and assumption agreement, Clearfield Bank and Trust Company assumed $17.6 million of deposit liabilities associated with the office.  The transaction generated a pre-tax gain of approximately $3.1 million that included the premium on deposits and the gain on the sale of premises and equipment.  The gain was included in First Commonwealth's consolidated income statement for the second quarter of 2005.

NOTE 10 Merchant Services Sale

In April 2005, First Commonwealth completed an asset sale and merchant processing alliance with First Data Corporation ("First Data").   Under the terms of the agreement, First Data acquired certain assets of First Commonwealth's merchant processing business and will provide merchant payment processing services on behalf of First Commonwealth Bank.  First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business.  The transaction generated a pre-tax gain of $2.0 million that was included in First Commonwealth's consolidated income statement for the second quarter of 2005.

NOTE 11 Restructuring Charges

In July 2005, Johnston A. Glass, an Executive Officer of First Commonwealth, executed his rights under a previously disclosed employment contract.  First Commonwealth accrued expenses of $700.3 thousand during the third quarter of 2005 which are included as restructuring charges in First Commonwealth's consolidated income statement.  In addition to payments to Mr. Glass, this amount includes First Commonwealth's portion of hospitalization costs and employer payroll taxes.  Under terms of the agreement, payments will begin within 90 days and will follow First Commonwealth's normal payroll cycle for a period of 24 months.

In September 2005, First Commonwealth announced that the Board of Directors approved a plan to reorganize the operating affiliates of the company.    As part of this reorganization, First Commonwealth intends to streamline its organizational structure by merging its wholly owned subsidiaries First Commonwealth Trust Company, First Commonwealth Systems Corporation, and First Commonwealth Professional Resources, Inc. with and into First Commonwealth Bank, its principal operating subsidiary.  The reorganization initiative is an extension of First Commonwealth's continuing effort to unify, streamline and simplify its business structure and operations, which have been built principally through 15 mergers and acquisitions during the past 23 years.  The new structure will help expedite strategic business and operational decisions and create a more nimble organization capable of responding more rapidly to evolving and dynamic market conditions.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 11 Restructuring Charges (continued)

The costs related to First Commonwealth's reorganization initiative were recorded in accordance with FASB Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."  The third-quarter results include one-time termination benefits of $2.0 million related to the reorganization initiative which are included as restructuring charges in First Commonwealth's consolidated income statement.  One-time termination benefits include severance payments, hospitalization costs and payroll taxes.  First Commonwealth expects to record additional restructuring charges related to the reorganization initiative during the fourth quarter of 2005 in the amount of $2.2 million.  The total one-time termination benefits that are expected to be incurred in connection with the reorganization initiative are $4.2 million.

NOTE 12 Pending Branch Sale

On September 1, 2005, First Commonwealth Bank, a wholly owned subsidiary of First Commonwealth Financial Corporation agreed to sell five of its branch offices and one drive-thru location to Clearfield Bank and Trust.  Under terms of the purchase and assumption agreement, Clearfield Bank and Trust Company will acquire the First Commonwealth Bank branch offices located in Huntingdon, Mount Union, Saxton, Three Springs and Williamsburg, PA.  Clearfield Bank and Trust Company will assume approximately $112.2 million of deposit liabilities that are associated with these offices.  The transaction is subject to regulatory approvals and is expected to settle in November of 2005.  The transaction represents a premium on deposits and is expected to generate a pre-tax gain of approximately $9.2 million ($6.0 million after tax) that should be included in the Corporation's fourth quarter 2005 financial results.  Subsequent to September 30, 2005, First Commonwealth decided that investment securities will be sold to fund the pending branch sale transaction.  The sale of these securities is expected to result in net securities losses.

NOTE 13 Post Retirement Benefit Plan of Acquired Company

Employees of the former Southwest Bank and GA Financial, Inc. were covered by a post retirement benefit plan.  The net periodic benefit cost of this plan for the quarter ended September 30 was as follows (Dollar amounts in thousands):

	2005	2004
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	55	71
Amortization of transition obligation	1	1
(Gain) Loss amortization	-0-	21

Net periodic benefit cost	$56	$93

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 13 Post Retirement Benefit Plan of Acquired Company (continued)

The net periodic benefit cost of this plan for the nine months ended September 30 was as follows (Dollar amounts in thousands):

	2005	2004
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	165	212
Amortization of transition obligation	2	2
(Gain) Loss amortization	(1)	63

Net periodic benefit cost	$166	$277

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

NOTE 14 New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the remaining issues related to Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  This guidance is applicable to debt and equity securities that are within the scope of the FASB Statement of Financial Accounting Standards No. 115 ("FAS 115") and certain other investments.  EITF 03-1 provides clarification guidance to determine when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

In September 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1 ("FSP EITF 03-1-1"), "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"."  FSP EITF 03-1-1 delayed the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 14 New Accounting Pronouncements (continued)

effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 from reporting periods beginning after June 15, 2004, until implementation guidance is issued.  This delay did not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  Also in September 2004, the FASB issued the proposed FASB Staff Position No. EITF Issue 03-1-a ("FSP EITF 03-1-a"), "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1."  FSP EITF 03-1-a was intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1.  On June 29, 2005, FASB gave direction that the proposed FSP Issue 03-1-a be issued as final and renamed FASB Staff Position FAS 115-1 ("FSP FAS 115-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," thus nullifying paragraphs 10-18 of EITF 03-1.  Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP FAS 115-1 will affect First Commonwealth.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("FAS 154"), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3."  As it states in the title, FAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements."  FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  Unlike APB Opinion No. 20, FAS 154 requires changes in accounting principle to have retrospective application to the financial statements from prior periods to which the change applies unless it is impracticable.  FAS 154 will be effective for accounting changes and corrections of errors that will be made in fiscal years beginning after December 31, 2005.  First Commonwealth does not expect the implementation of FAS 154 to have a material impact on its financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation including its subsidiaries ("First Commonwealth").  In addition to historical information, this discussion and analysis, as well as the notes to the consolidated financial statements, contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available and may contain the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," and similar expressions.  These forward-looking statements are inherently subject to significant risks and uncertainties, including but not limited to: anticipated cost savings resulting from the proposed restructuring, the timing and magnitude of changes in interest rates, changes in general economic and financial market conditions, First Commonwealth's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions and continuing consolidation of the financial services industry.  Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  First Commonwealth undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

First Nine Months of 2005 as Compared to the First Nine Months of 2004

Net income for the nine months ended September 30, 2005 was $46.1 million compared with $22.1 million in the corresponding period last year.  Included in the nine month results for 2005 were restructuring charges in the amount of $2.7 million and for 2004 were debt prepayment fees of $29.5 million and merger and integration charges of $2.1 million.  Basic and diluted earnings per share were $0.67 and $0.66, respectively, for the first nine months of 2005 and $0.34 each for the same period of 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, first nine months of 2004	$0.34

Increase (decrease) from changes in components of net income during 2005:
Net interest income	0.03
Security transactions	(0.05)
Gain on sale of branch	0.04
Gain on sale of merchant services business	0.03
Merchant discount income	(0.01)
Card related interchange income	0.01
Net occupancy expense	(0.01)
Furniture and equipment expense	0.01
Intangible amortization	(0.01)
Merger and integration charges	0.03
Restructuring charges	(0.04)
Debt prepayment fees	0.45
Other operating expenses	0.02
Applicable income taxes	(0.18)

Net income per share, first nine months of 2005	$0.66

Return on average equity for the nine-month period was 11.53% and return on average assets was 0.99% compared with 6.14% and 0.52%, respectively for the same period last year.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income increased $10.3 million for the first nine months of 2005 compared to the first nine months of 2004 as average interest-earning assets increased by $421.4 million or 7.9% compared to 2004 averages.

Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average earning assets) was 3.30% for the first nine months of 2005 compared to 3.27% for the same period of 2004.  The yield on interest-earning assets (on a fully tax-equivalent basis) increased 34 basis points to 5.64%, while the cost of funds increased 33 basis points to 2.61%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

The following is an analysis of the average balance sheets and net interest income for the nine months ended September 30 (Dollar amounts in thousands):

	Year-to-Date Average Balance Sheets and Net Interest Analysis

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Assets
Interest-earning assets:
Time deposits with banks	$804	$22	3.67%	$5,299	$23	0.59%
Tax free investment securities	277,829	9,426	6.98	244,936	8,421	7.07
Taxable investment securities	1,875,527	58,625	4.18	1,918,570	57,025	3.97
Federal funds sold	5,964	136	3.05	498	4	1.03
Loans, net of unearned income (b)(c)	3,590,481	164,216	6.31	3,159,920	136,937	5.98

Total interest-earning assets	5,750,605	232,425	5.64	5,329,223	202,410	5.30

Noninterest-earning assets:
Cash	80,807			72,941
Allowance for credit losses	(41,826)			(40,440)
Other assets	428,829			343,876

Total noninterest- earning assets	467,810			376,377

Total Assets	$6,218,415			$5,705,600

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$564,832	$3,554	0.84%	$533,762	$1,442	0.36%
Savings deposits (d)	1,312,897	13,703	1.40	1,093,040	7,966	0.97
Time deposits	1,615,324	39,209	3.25	1,495,284	33,474	2.99
Short-term borrowings	834,712	17,862	2.86	750,761	7,264	1.29
Long-term debt	843,265	26,491	4.20	874,397	30,963	4.73

Total interest-bearing liabilities	5,171,030	100,819	2.61	4,747,244	81,109	2.28

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	488,113			443,456
Other liabilities	25,406			34,501
Shareholders' equity	533,866			480,399

Total noninterest- bearing funding sources	1,047,385			958,356

Total Liabilities and Shareholders' Equity	$6,218,415			$5,705,600

Net Interest Income and Net Yield on Interest-Earning Assets		$131,606	3.30%		$121,301	3.27%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes net loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (Dollar amounts in thousands):

	Analysis of Changes in Net Interest Income

	2005 Change From 2004

	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$(1)	$(20)	$19
Tax free investment securities	1,005	1,741	(736)
Taxable investment securities	1,600	(1,279)	2,879
Federal funds sold	132	42	90
Loans	27,279	19,276	8,003

Total interest income	30,015	19,760	10,255

Interest-bearing liabilities:
NOW and super NOW accounts	2,112	84	2,028
Savings and MMDA accounts	5,737	1,602	4,135
Time deposits	5,735	2,687	3,048
Short-term borrowings	10,598	812	9,786
Long-term debt	(4,472)	(1,102)	(3,370)

Total interest expense	19,710	4,083	15,627

Net interest income	$10,305	$15,677	$(5,372)

(a)  Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $27.3 million for the first nine months of 2005 compared to 2004 levels as the average balance of loans increased by $430.6 million or 13.6% between the two periods.  This increase is due in large part to the inclusion of GA Financial, Inc. assets for the entire 2005 period.  Loan yields increased 33 basis points (0.33%) for the first nine months of 2005 compared to the same period of 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

Interest income on investments increased $2.6 million for the first nine months of 2005 compared to the same period of 2004.  While the average tax free investment securities increased and taxable investment securities declined, total investment securities decreased $10.2 million for the first nine months of 2005 compared to the same periods of 2004.  The decrease is largely due to the decrease in the market value of securities available for sale.  The total yield on investment securities was 4.54% for the first nine months of 2005 compared to 4.32% for the same period of 2004.

Interest expense on deposits increased $13.6 million for the first nine months of 2005 compared to the same period of 2004.  Increases were recorded in average balances and interest rates for each of the deposit categories.  Average deposits for the first nine months of 2005 compared to the same period of 2004 were up $415.6 million or 11.7%.  Deposit costs were 1.90% for the first nine months of 2005 compared to 1.61% for the first nine months of 2004, an increase of 29 basis points (0.29%).  During its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing First Commonwealth's cost of funds.

Interest expense on short-term borrowings increased $10.6 million for the first nine months of 2005 compared to the same period of 2004.  Increases in interest expense were due to increases in average balances and increases in interest rates.  The average balance of short-term borrowings for the first nine months of 2005 increased $84.0 million over averages for the prior year.  The 2005 period includes an increase due to the inclusion of short-term borrowings that were acquired with the GA Financial, Inc. acquisition on May 24, 2004.  The 2005 period also includes an increase in short-term borrowings which were used to replace a portion of the $440 million of long-term FHLB advances that were paid in the third quarter of 2004 prior to their maturity.  The cost of short-term borrowings for the 2005 period increased by 157 basis points (1.57%) compared to 2004 costs of 1.29%.  This rate increase accounted for $9.8 million of the total increase of $10.6 million in interest expense on short-term borrowings.

Interest expense on long-term debt decreased $4.5 million for the first nine months of 2005 compared to the corresponding period of 2004.  The decrease was due in part to decreases in average balances and was primarily a result of decreases in interest rates.  The rates on long-term debt were favorably impacted by First Commonwealth's repositioning of borrowings after the prepayment of Federal Home Loan Bank advances during the third quarter of 2004.  Rates on long-term debt for the first nine months of 2005 decreased by 53 basis points (0.53%) compared to the first nine months of 2004.  First Commonwealth continues to analyze its exposure to any concentration of maturities of long-term debt in any one year and the associated risks.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $7.6 million for the first nine months of 2005 compared to $7.3 million for the same period of 2004.  Net charge-offs against the allowance for credit losses increased by $619 thousand for the first nine months of 2005 compared to the same period of 2004.  Increases in net charge-offs for commercial loans and real estate secured loans in the 2005 period were partially offset by decreases in loans to individuals and leases.  The provision for credit losses as a percentage of net charge-offs was 106.66% at September 30, 2005, compared to 112.21% at September 30, 2004.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for credit losses for the nine month periods ended September 30, 2005 and 2004 (Dollar amounts in thousands):

	2005	2004

Balance January 1,	$41,063	$37,385
Addition as result of acquisition	-0-	4,983
Loans charged off:
Commercial, financial and agricultural	3,409	3,228
Real estate-construction	598	-0-
Real estate-commercial	691	547
Real estate-residential	1,686	996
Loans to individuals	1,714	2,468
Lease financing receivables	41	217

Total loans charged off	8,139	7,456

Recoveries of previously charged off loans:
Commercial, financial and agricultural	498	611
Real estate-construction	-0-	-0-
Real estate-commercial	-0-	-0-
Real estate-residential	90	67
Loans to individuals	431	277
Lease financing receivables	-0-	-0-

Total recoveries	1,019	955

Net charge offs	7,120	6,501

Provision charged to operations	7,594	7,295

Balance September 30,	$41,537	$43,162

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

Noninterest Income

Net securities gains were $519 thousand during the first nine months of 2005 compared to $4.0 million during the first nine months of 2004, a decrease of $3.5 million between the two periods.  Gains in both periods were largely due to sales of Pennsylvania bank stocks.

Service charges on deposits are First Commonwealth's most significant component of noninterest fee income and increased $756 thousand for the first nine months of 2005 compared to the corresponding period of 2004.  Nonsufficient funds (or "NSF") fees continue to be the driver of the growth in service charges on deposits.  NSF fees increased $972 thousand for the first nine months of 2005 as compared to the same period of 2004.  The increase in NSF fees is due to the continuing growth of the High Performance Checking products for consumer and business clients as well as the inclusion of GA Financial, Inc. accounts.  The increase in NSF fees was partially offset by decreases in account analysis and account maintenance fees.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

The 2005 period included a $3.1 million pre-tax gain on the sale of a branch office ($2.0 million after tax).  The gain occurred in the second quarter of 2005 as First Commonwealth Bank, a wholly-owned subsidiary of First Commonwealth, sold a branch located in State College, PA.  The sale included $17.6 million in deposit liabilities associated with the office.  The branch sale was part of First Commonwealth's continuing branch optimization initiative to increase penetration in the higher growth Pittsburgh regional markets.  First Commonwealth opened two de novo branch offices in Washington County, one of the Pittsburgh region's fastest growing counties, late in the first quarter of 2005.  In addition, First Commonwealth opened a new branch office in July 2005 at Pittsburgh Mills in Tarentum, western Pennsylvania's newest and largest commercial retail real estate development project.  First Commonwealth expects to construct or renovate a total of nine new branch offices in 2005, as compared to four in 2004.  These new branch offices include three relocations, two renovations and four de novo offices.  In addition, First Commonwealth agreed to sell five of its branch offices and one drive-thru location to Clearfield Bank and Trust.  Under terms of the purchase and assumption agreement, Clearfield Bank and Trust Company will assume approximately $112.2 million of deposit liabilities that are associated with offices located in Huntingdon, Mount Union, Saxton, Three Springs and Williamsburg, PA.  The transaction is subject to regulatory approvals and is expected to settle in November of 2005.  The transaction represents a premium on deposits and is expected to generate a pre-tax gain of approximately $9.2 million ($6.0 million after tax) that should be included in the Corporation's fourth quarter 2005 financial results.

The 2005 period also included a pre-tax gain of $2.0 million ($1.3 million after tax) on the sale of First Commonwealth's merchant services business to First Data Corporation ("First Data").  During the second quarter of 2005, First Commonwealth entered into an asset sale and merchant processing

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

alliance with First Data.   Under the terms of the agreement, First Data acquired certain assets of First Commonwealth's merchant processing business and will provide merchant payment processing services on behalf of First Commonwealth Bank.  First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business.  The decrease of $649 thousand in merchant discount income is due to this sale of the merchant services business.

Card related interchange income increased $1.1 million during the first nine months of 2005 compared to the same period of 2004.  Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.  The increase was due in part to the inclusion of GA Financial, Inc.  The card related interchange income growth was favorably affected by additional volume related to card usage and the migration of business accounts from the consumer debit card product.  The business debit card product pays a higher rate than the consumer debit card.  Increases in other income were primarily related to gains on the sale of student loans and other real estate owned.

Noninterest Expense

Salaries and employee benefit costs increased $3.3 million or 6.5%.  The increase was due in large part to an increase in the number of employees as a result of the acquisition of GA Financial, Inc.  Full time equivalent employees were 1,621 as of the end of the first quarter of 2005 compared to 1,460 for the same time in 2004 and 1,652 and 1,661 at the end of the second quarter of 2005 and 2004, respectively.  This compares to full time equivalent employees of 1,641 at the end of the third quarters of 2005 and 2004.  Salaries accounted for $2.8 million of the increase while employee benefit costs rose $488 thousand for the first nine months of 2005.  First Commonwealth continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.

Net occupancy expense increased $1.5 million for the first nine months of 2005 over 2004 levels.  The increase is due in part to the inclusion of GA Financial, Inc.  The most significant increases were in building repairs and maintenance and depreciation on leasehold improvements.  During the first nine months of 2005, First Commonwealth Bank opened two new full-service community offices in Washington County and one in Allegheny County.  First Commonwealth continues to actively evaluate its branch delivery network to optimize client service in existing branches and to continue expansion into growth markets.  The execution of these initiatives may impact occupancy and other expenses in future periods.

Increases in other noninterest expenses in the first nine months of 2005 were in large part due to the addition of GA Financial, Inc.  Increases were recorded for intangible amortization ($819 thousand), PA shares tax expense ($325 thousand) and furniture and equipment expense ($183 thousand).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months of 2005 as Compared to the First Nine Months of 2004
(continued)

The merger and integration expenses that were incurred during the first nine months of 2004 included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC and were called and paid off in January of 2004.  In addition, the merger related expenses included $1.6 million of severance related salary and benefit expenses that were accrued during the first nine months of 2004 and were due to the integration of PFC into the Corporation.

The first nine months of 2005 included a restructuring charge of $2.7 million charge ($1.8 million after tax, or $0.03 per diluted share) related to the previously disclosed restructuring of the Corporation's organizational structure and related personnel changes.  The $2.7 million included $0.7 million in expenses related to the accrual of severance in accordance with an employment contract, which was previously disclosed.  The $0.7 million included severance payments as well as hospitalization and payroll tax expenses.  The Corporation expects to record additional restructuring charges during the fourth quarter of 2005; however, the amount of the additional restructuring charges has not yet been quantified.  The reorganization is expected to result in prospective annual pretax cost savings of approximately $2.8 million.

As previously mentioned, noninterest expenses during the 2004 period included a one-time penalty of $29.5 million for the prepayment of $440 million in long-term FHLB advances.  The FHLB advances were replaced with other long-term debt with lower interest rates as well as with short-term borrowings.  The transaction was expected to result in an increase in net interest income over the remaining term of the original advances in excess of the prepayment penalty.

Other operating expenses for the first nine months of 2005 were $24.6 million and were comparable to the $24.3 million recorded in the same period of 2004.  The first nine months of 2005 included increases in other professional fees, loan processing fees and telephone and dataline expenses, which were offset by decreases in charge card interchange expenses and the loss on the sale of leased vehicle and other real estate owned.  The decrease in charge card interchange expense was $571 thousand and was due to the sale of the merchant services business.

Income tax expense increased $12.3 million for the first nine months of 2005 compared to the first nine months of 2004.  This variance included the tax effect of $10.3 million on the previously mentioned FHLB prepayment penalty.  First Commonwealth's effective tax rate was 19.8% for the first nine months of 2005 compared to (4.3%) for the corresponding period of 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004

Net income for the third quarter of 2005 was $13.0 million compared to a net loss of $2.8 million for the same period in 2004.  Basic and diluted earnings per share were $0.19 for the third quarter of 2005 and ($0.04) for the same period of 2004.

Return on average assets was 0.83% and return on average equity was 9.62% for the third quarter of 2005 compared to (0.18%) and (2.13%), respectively, for the third quarter of 2004.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income decreased $3.0 million for the third quarter of 2005 compared to the third quarter of 2004 as average interest-earning assets for the quarter decreased by $52.6 million or 0.9% compared to 2004 averages.  The decrease in average interest-earning assets was largely due to decreases in investment securities.

Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average earning assets) was 3.22% for the third quarter of 2005 compared to 3.38% for the same period of 2004 as funding costs increased faster than interest-earning asset yields.  The cost of funds increased 59 basis points (0.59%) to 2.78% while the yield on interest-earning assets (on a fully tax-equivalent basis) increased 36 basis points (0.36%) to 5.72%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004 (continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended September 30 (Dollar amounts in thousands):

	Quarter-to-Date Average Balance Sheets and Net Interest Analysis

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Assets
Interest-earning assets:
Time deposits with banks	$706	$8	4.70%	$6,822	$8	0.46%
Tax free investment securities	284,993	3,244	6.95	267,378	3,048	6.98
Taxable investment securities	1,830,229	19,057	4.13	2,020,448	20,410	4.02
Federal funds sold	1,456	12	3.41	421	2	1.34
Loans, net of unearned income (b)(c)	3,633,852	56,927	6.42	3,508,856	51,472	6.02

Total interest-earning assets	5,751,236	79,248	5.72	5,803,925	74,940	5.36

Noninterest-earning assets:
Cash	82,298			79,522
Allowance for credit losses	(42,036)			(43,239)
Other assets	429,738			430,004

Total noninterest- earning assets	470,000			466,287

Total Assets	$6,221,236			$6,270,212

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004 (continued)

	2005			2004

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$571,916	$1,456	1.01%	$569,966	$620	0.43%
Savings deposits (d)	1,334,392	5,164	1.54	1,256,362	3,265	1.03
Time deposits	1,656,868	14,265	3.42	1,572,795	11,536	2.92
Short-term borrowings	768,281	6,437	3.32	936,304	3,639	1.55
Long-term debt	831,864	8,892	4.24	914,805	9,821	4.27

Total interest-bearing liabilities	5,163,321	36,214	2.78	5,250,232	28,881	2.19

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	497,754			476,171
Other liabilities	24,201			21,636
Shareholders' equity	535,960			522,173

Total noninterest- bearing funding sources	1,057,915			1,019,980

Total Liabilities and Shareholders' Equity	$6,221,236			$6,270,212

Net Interest Income and Net Yield on Interest-Earning Assets		$43,034	3.22%		$46,059	3.38%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes net loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004 (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (Dollar amounts in thousands):

	Analysis of Changes in Net Interest Income

	2005 Change From 2004

	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$-0-	$(7)	$7
Tax free investment securities	196	309	(113)
Taxable investment securities	(1,353)	(1,921)	568
Federal funds sold	10	3	7
Loans	5,455	1,891	3,564

Total interest income	4,308	275	4,033

Interest-bearing liabilities:
NOW and super NOW accounts	836	2	834
Savings and MMDA accounts	1,899	202	1,697
Time deposits	2,729	617	2,112
Short-term borrowings	2,798	(653)	3,451
Long-term debt	(929)	(890)	(39)

Total interest expense	7,333	(722)	8,055

Net interest income	$(3,025)	$997	$(4,022)

(a)  Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $5.5 million for the third quarter of 2005 compared to 2004 levels as the quarter-to-date average balance of loans increased by $125.0 million or 3.6%.  Loan yields increased 40 basis points (0.40%) for the third quarter of 2005 compared to the same period of 2004.

Interest income on investments decreased $1.2 million for the third quarter of 2005 compared to the same period of 2004. The decrease was due to a decrease in the average balance of investment securities between the two periods.  The quarter-to-date average balance of investment securities decrease by $172.6 million for the third quarter of 2005 compared to the same period of 2004.  The total yield on investments was 4.51% for the third quarter of 2005 compared to 4.36% for the same period of 2004, an increase of 15 basis points (0.15%).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004 (continued)

Interest expense on deposits increased $5.5 million for the third quarter of 2005 compared to the same period of 2004.  Increases were recorded in average balances and interest rates for each of the deposit categories.  Average interest earning deposits increased $164.1 million for the third quarter of 2005 compared to the same period of 2004.   Deposit costs were 2.04% for the third quarter of 2005 compared to 1.58% for the third quarter of 2004, an increase of 46 basis points (0.46%).

Interest expense on short-term borrowings increased $2.8 million for the third quarter of 2005 compared to the same period of 2004 as a result of increases due to increasing interest rates.  The cost of short-term borrowings for the 2005 period increased by 177 basis points (1.77%) compared to 2004 costs of 1.55%.

Interest expense on long-term debt decreased by $929 thousand for the third quarter of 2005 compared to the corresponding period of 2004, due in large part to decreases in average volumes.  Average long-term debt for the third quarter of 2005 decreased by $82.9 million compared to 2004 averages.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $2.9 million for the third quarter of 2005 compared to $2.7 million for the same period of 2004.  Net charge-offs against the allowance for credit losses increased by $540 thousand for the third quarter of 2005 compared to the same period of 2004.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

Noninterest Income

Service charges on deposits continue to be First Commonwealth's most significant component of noninterest fee income and increased $167 thousand for the third quarter of 2005 compared to the corresponding period of 2004.  An increase of $266 thousand in nonsufficient funds (or "NSF") fees was recorded for the third quarter of 2005 as compared to the third quarter of 2004.

Other changes in noninterest income during the third quarter of 2005 compared to the same period of 2004 include an increase in card related interchange income in the amount of $279 thousand and a decrease in merchant discount income of $635 thousand.  Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.  The card related interchange income growth was favorably affected by additional volume related to card usage and the migration of business accounts from the consumer debit card product.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004 (continued)

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2005, was $36.3 million compared to $64.1 million reported for the same period of 2004.  The decrease of $27.8 million included the previously announced penalty for the prepayment of FHLB long-term advances in the amount of $29.5 million that was recorded in the third quarter of 2004.  In addition, the 2005 period included restructuring charges of $2.7 million related to the previously disclosed restructuring of the Corporation's organizational structure and related personnel changes

Salaries and employee benefit costs increased $1.0 million or 5.9%.  Salaries accounted for $884 thousand of the increase while employee benefit costs rose $133 thousand.

Other changes in other noninterest expenses in the third quarter of 2005 compared to the same period for 2004 were decreases in data processing expense ($261 thousand), decreases in furniture and equipment expense ($220 thousand), increases net occupancy expense ($131 thousand) and increases in PA shares tax expense ($96 thousand).  The sale of the merchant services business contributed to the decrease in data processing expense.

Other operating expenses for the third quarter of 2005 were $7.1 million reflecting a decrease of $1.8 million from the 2004 amount of $8.9 million.  The most significant decreases were recorded in charge card interchange expenses, advertising, and PA sales tax.  The decrease in charge card interchange expense was due to the sale of the merchant services business.

Income tax expense increased $8.5 million for the third quarter of 2005 compared to the same period of 2004.  This variance included the tax effect of $10.3 million on the previously mentioned FHLB prepayment penalty.  First Commonwealth's effective tax rate was 15.8% for the third quarter of 2005 compared to 68.5% for the corresponding period of 2004.

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

Liquidity risk stems from the possibility that First Commonwealth may not be able to meet current or future financial obligations or may become overly reliant on alternative funding sources.  First Commonwealth maintains a liquidity management policy to manage this risk.  This policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on board approved limits.  The policy also includes a liquidity contingency plan to address funding needs to maintain liquidity under a variety of business conditions.  First Commonwealth's liquidity position is monitored by the Asset/Liability Management Committee.

First Commonwealth's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  The following table shows a breakdown of the components of Fist Commonwealth's interest-bearing deposits as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

NOW and Super NOW accounts	$102,115	$92,168
Savings and MMDA accounts	1,777,847	1,703,258
Time deposits	1,678,887	1,568,206

Total interest-bearing deposits	$3,558,849	$3,363,632

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Total deposits increased $215.2 million or 5.6% for the first nine months of 2005.  Noninterest-bearing deposits increased $20.0 million, while interest-bearing deposits increased $195.2 million with the largest increases being recorded in the time deposit category.  Although the most significant increase was recorded in total time deposits, $25 million in Brokered CD's matured during March 2005 and an additional $25 million matured in September 2005, none of which were renewed.  First Commonwealth's deposit mix has started to shift as clients are registering a preference for time deposits rather than savings deposits with the rising rate environment.  Time deposit increases were due in large part to the continuation of higher rate products that were advertised during the second quarter of 2005.  Savings deposit increases were due in large part to a First Commonwealth promotion that ran from February through May of 2005 and offered clients a specially priced savings account.

At September 30, 2005, total interest-earning assets declined to $5,694.8 million, compared to $5,757.7 million recorded at December 31, 2004.  Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while First Commonwealth does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of September 30, 2005, securities available for sale had an amortized cost of $2,005.5 million and an approximate fair value of $1,990.9 million.

The following table shows a breakdown of loans by categories as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Commercial, financial, agricultural and other	$755,812	$715,280
Real estate loans:
Construction and land development	81,168	71,351
1-4 family dwellings	1,207,669	1,164,707
Other real estate	945,091	988,611
Loans to individuals for household, family and other personal expenditures	617,667	562,321
Leases, net of unearned income	5,872	12,815

Subtotal	3,613,279	3,515,085
Unearned income	(142)	(252)

Totals loans and leases	$3,613,137	$3,514,833

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

The cumulative gap at the 365 day repricing period was negative in the amount of $1,287.1 million or 20.89% of total assets at September 30, 2005.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of September 30, 2005, and December 31, 2004 (Dollar amounts in thousands):

	September 30, 2005

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,256,468	$184,171	$389,038	$1,829,677
Investments	158,065	100,266	198,475	456,806
Other interest-earning assets	87	-0-	-0-	87

Total interest-sensitive assets	1,414,620	284,437	587,513	2,286,570

Certificates of deposit	256,593	301,692	303,842	862,127
Other deposits	1,879,962	-0-	-0-	1,879,962
Borrowings	783,275	4,617	43,655	831,547

Total interest-sensitive liabilities	2,919,830	306,309	347,497	3,573,636

Gap	$(1,505,210)	$(21,872)	$240,016	$(1,287,066)

ISA/ISL	0.48	0.93	1.69	0.64
Gap/Total assets	24.43%	0.36%	3.90%	20.89%

	December 31, 2004

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,300,777	$185,633	$333,978	$1,820,388
Investments	190,336	133,127	185,979	509,442
Other interest-earning assets	2,403	-0-	-0-	2,403

Total interest-sensitive assets	1,493,516	318,760	519,957	2,332,233

Certificates of deposit	346,191	205,507	237,318	789,016
Other deposits	1,795,426	-0-	-0-	1,795,426
Borrowings	985,049	5,497	15,513	1,006,059

Total interest-sensitive liabilities	3,126,666	211,004	252,831	3,590,501

Gap	$(1,633,150)	$107,756	$267,126	$(1,258,268)

ISA/ISL	0.48	1.51	2.06	0.65
Gap/Total assets	26.35%	1.74%	4.31%	20.30%

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

First Commonwealth's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case.  The analysis at June 30, 2005, indicated that a 200 basis point (2.00%) increase in interest rates would decrease net interest income 69 basis points (0.69%) below the base case scenario and a 200 basis point (2.00%) decrease in interest rates would decrease net interest income by 160 basis points (1.60%) below the base case scenario, over the next twelve months, both within policy limits.

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

(Dollar amounts in thousands)	At September 30,

	2005	2004

Nonperforming Loans:

Loans on nonaccrual basis	$11,039	$11,784
Past due loans	14,608	12,779
Renegotiated loans	176	185

Total nonperforming loans	$25,823	$24,748

Other real estate owned	$1,520	$2,295

Loans outstanding at end of period	$3,613,137	$3,533,509

Average loans outstanding (year-to-date)	$3,590,481	$3,159,920

Nonperforming loans as a percentage of total loans	0.71%	0.70%

Provision for credit losses	$7,594	$7,295

Net charge-offs	$7,120	$6,501

Net charge-offs as a percentage of average loans outstanding (annualized)	0.27%	0.27%

Provision for credit losses as a percentage of net charge-offs	106.66%	112.21%

Allowance for credit losses as a percentage of average loans outstanding	1.16%	1.37%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.15%	1.22%

Allowance for credit losses as a percentage of nonperforming loans	160.85%	174.41%

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30, 2005, and September 30, 2004 (Dollar amounts in thousands):

	2005	2004

Recorded investment in impaired loans at end of period	$11,215	$11,969

Year to date average balance of impaired loans	$11,790	$13,023

Allowance for credit losses related to impaired loans	$1,804	$2,293

Impaired loans with an allocation of the allowance for credit losses	$5,638	$7,296

Impaired loans with no allocation of the allowance for credit losses	$5,577	$4,673

Year to date income recorded on impaired loans on a cash basis	$476	$191

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of September 30, 2005, there were no significant concentrations of credit.

Nonperforming loans at September 30, 2005, increased $1.1 million compared to 2004 levels and included increases in loans past due 90 days but still accruing of $1.8 million which were partially offset by decreases in nonaccrual loans.  Past due loans for the 2005 period included increases in commercials loans as well as residential loans secured by real estate.  Nonperforming loans as a percentage of total loans were 0.71% at September 30, 2005 compared to 0.70% at September 30, 2004.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Equity capital stood at $520.9 million at September 30, 2005, a decrease of $11.1 million compared to December 31, 2004. Dividends declared reduced equity by $34.7 million during the first nine months of 2005.  The retained net income of $11.4 million remained in permanent capital to fund future growth and expansion.  The change in the market value adjustment to securities available for sale decreased equity by $19.6 million.    Additional advances by First Commonwealth's Employee Stock Ownership Plan ("ESOP") to fund the acquisition of First Commonwealth's common stock for future distribution as employee compensation, net of long-term debt payments, decreased equity by $5.4 million.  Amounts paid to fund the discount on reinvested dividends reduced equity by $672 thousand during the first nine months of 2005 while the market value adjustment on the interest rate swap decreased equity by $620 thousand for the same period.  Proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $3.5 million during 2005.  Equity capital was also impacted during 2005 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This payment of First Commonwealth's common stock was the third of four scheduled annual contingent payments.

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

The table below presents First Commonwealth's capital position at September 30, 2005:

	Amount (in thousands)	Percent of Adjusted Assets

Tier I Capital	$ 497,579	11.7%
Risk-Based Requirement	170,201	4.0

Total Capital	539,117	12.7
Risk-Based Requirement	340,401	8.0

Minimum Leverage Capital	497,579	8.2
Minimum Leverage Requirement	182,481	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At September 30, 2005, First Commonwealth's banking and trust subsidiaries exceeded those requirements.

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

There were no material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which any of their property is the subject.  All legal proceedings presently pending or threatened against First Commonwealth or its subsidiaries arose in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of the Corporation and its subsidiaries.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

2005 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31	-0-	n/a	-0-	$3,289,344
August 1 - 31	59,300	$13.46	59,300	$2,491,006
September 1 - 30	-0-	n/a	-0-	$2,491,006

Total	59,300	$13.46	59,300	$2,491,006

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

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 4, 2005	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: November 4, 2005	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer