Form 10-K
period 2005-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2006-03-02
CIK 712537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

( X )	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes     No  X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer   X      Accelerated filer
             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No  X

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2005) was approximately $842,855,904.

Number of shares outstanding of issuer's common stock, $1.00 Par Value as of February 27,2006, was 70,483,409.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 17, 2006 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
INDEX

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.  Business

Description of Business

First Commonwealth Financial Corporation ("First Commonwealth") was incorporated as a Pennsylvania business corporation on November 15, 1982, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  First Commonwealth has one chartered bank subsidiary which operates under the First Commonwealth Bank name.  Personal financial planning and other financial services and insurance products are also provided through First Commonwealth Financial Advisors and First Commonwealth Insurance Agency.  On January 1, 2006, First Commonwealth streamlined its organizational structure, by merging its wholly owned subsidiaries First Commonwealth Trust Company, First Commonwealth Systems Corporation and First Commonwealth Professional Resources, Inc. with and into First Commonwealth Bank.  See NOTE 5 (Restructuring Charges) to the Consolidated Financial Statements for additional information related to the organizational restructuring initiative.

First Commonwealth Bank ("FCB") is a Pennsylvania-chartered banking corporation headquartered in Indiana, Pennsylvania.  Through FCB, First Commonwealth traces its banking origins to 1866.  FCB conducts business through 100 community banking offices in the counties of Allegheny (23), Armstrong (2), Beaver (1), Bedford (3), Blair (7), Butler (3), Cambria (10), Clearfield (5), Elk (3), Indiana (9), Jefferson (3), Lawrence (5), Somerset (6), Washington (3) and Westmoreland (17).  FCB engages in general banking business and offers a full range of financial services including traditional retail banking services such as savings and time deposits and mortgage, consumer installment and commercial loans.  Since its inception, FCB has grown primarily through the acquisition of smaller banks and savings associations throughout Western Pennsylvania.

FCB operates a network of 107 automated teller machines ("ATMs") which permit customers to conduct routine banking transactions 24 hours a day.  Of the ATMs, 86 are located on the premises of branch offices and 21 are in offsite locations, such as supermarkets, shopping malls and other commercial centers.  All ATMs are part of the STAR and MasterCard/Cirrus networks.  The STAR network consists of over 260,000 ATMs owned by numerous banks, savings and loan associations and credit unions from coast to coast and serves more than 139 million ATM/debit cardholders and more than 6,200 financial institution members.  The MasterCard/Cirrus network, which is comprised of more than one million ATMs located in the United States, Canada and more than 208 other countries and territories, services over 749 million card holders.  These networks allow FCB clients to withdraw cash and, in certain cases, conduct other banking transactions from ATMs of all participating financial institutions.

FCB is also a member of the 29-bank Freedom ATM Alliance.  The Freedom ATM Alliance gives cardholders of the First Commonwealth Check Card surcharge-free access to a network of more than 600 ATMs in 50 counties, extending north into New York, south into Maryland and west into Ohio, with a majority of the ATMs located in southwestern Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Description of Business (Continued)

In addition to the access of funds through the use of ATMs, the STAR debit card offered to FCB's deposit clients may be used at over one million point-of-sale retail locations on the STAR system as well as the global MasterCard system for the purchase of goods and services.  The STAR debit card combines the universal acceptability of a credit card with the convenience of direct debit to the clients' checking account.

First Commonwealth owns 50% of Commonwealth Trust Credit Life Insurance Company ("Commonwealth Trust").  Commonwealth Trust provides reinsurance for credit life and credit accident and health insurance sold by subsidiaries of First Commonwealth and the other 50% owner of Commonwealth Trust.  First Commonwealth is allocated net income derived from the sale of reinsurance if an underlying insurance policy is sold to customers of First Commonwealth Bank.

First Commonwealth employed approximately 1,598 (full-time equivalent) employees at December 31, 2005.  First Commonwealth does not currently have any plans to expand or modify its business or that of its subsidiaries, other than as described herein.  Nevertheless, it will be receptive to and may actively seek out mergers and acquisitions in the event that opportunities which management considers advantageous to the development of the company's business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

First Commonwealth faces intense competition, both from within and outside of its service areas, in all aspects of its business.  For example, FCB competes for deposits and consumer and small business loans with numerous other commercial banks and savings banks doing business within its service area.  FCB also competes with state and federally chartered savings and loan associations and with credit unions, primarily in making consumer loans and for deposits.  In recent years, FCB has also encountered significant competition for deposits from money market funds, mutual funds and institutions that offer annuities located throughout the United States.  Money market and mutual funds pay dividends to their shareholders (which are similar to interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by FCB.  Annuities accumulate interest on the amounts deposited over a predetermined time period.  The depositor is then entitled to withdraw his or her funds for a fixed period of time or until death.  In order to compete for deposits, banks, such as FCB, must offer higher interest rates on deposits, resulting in increased costs and lower net interest margins.  FCB also competes for consumer loans with local offices of national finance companies, finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout its service area. In order to remain competitive, FCB must maintain conveniently located and attractive branch offices and ATMs, provide courteous and sophisticated service, and offer competitive interest rates on deposits and loans.  To enhance it competitive position, FCB and the other affiliates must offer financial services that target specific client needs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Competition (Continued)

First Commonwealth offers convenient access to financial services and account information through telephone banking and Internet-based banking solutions.  First Commonwealth offers telephone banking through its "Convenience Banking Center," which provides convenient access to financial services and hours of operation that extend past those of the FCB branch offices.  First Commonwealth's Internet-based banking solutions include "WebBank" and "BillPay."  WebBank provides clients with access to bank account information via the Internet 24 hours a day, 7 days a week.  WebBank allows clients to monitor their account balances and transaction history, transfer funds between accounts, issue stop payments and request online customer service such as copies of checks or statements.  BillPay is an Internet bill payment and presentment service that allows clients to pay bills online.

Supervision and Regulation

Bank Holding Company Act

As a bank holding company, First Commonwealth Financial Corporation is subject to the provisions of the Bank Holding Company Act of 1956, as amended.  First Commonwealth is registered with and subject to supervision and regulation by the Federal Reserve Board.  As a registered bank holding company, First Commonwealth Financial Corporation is required to file an annual report and other information with the Federal Reserve Board, and the First Commonwealth is subject to examinations and inspections by the Federal Reserve Board.

The Bank Holding Company Act and Regulation Y of the Federal Reserve Board require every bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares or substantially all of the assets of a bank or merge or consolidate with another bank holding company.  The Federal Reserve Board may not approve acquisitions by First Commonwealth of such percentage of voting shares or substantially all the assets of any bank located in any state other than Pennsylvania unless the laws of such state specifically authorize such an acquisition.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses important issues for all public companies in the areas of corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  In accordance with Section 302(a) of the Sarbanes-Oxley Act, First Commonwealth's Chief Executive Officer and Chief Financial Officer are each required to certify that First Commonwealth's quarterly reports on Form 10-Q and its annual report on Form 10-K do not contain any untrue statement of a material fact.  In addition, these officers certify that (1) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of First Commonwealth's internal controls; (2) they have made certain disclosures to First Commonwealth's auditors and the Audit Committee of the Board of Directors about First Commonwealth's internal controls; and (3) they have included information in First Commonwealth's quarterly and annual reports about their evaluation and whether there have been significant changes in First Commonwealth's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

First Commonwealth has implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls.  First Commonwealth also requires validation of controls and signed certifications from managers who are responsible for internal controls throughout the company as to the integrity of the information they prepare.  Testing related to management's certifications is subject to independent testing by First Commonwealth's Internal Audit Department.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act ("GLBA") of 1999 revolutionized the regulation of financial services companies.  GLBA amended the Bank Holding Company Act of 1956 to create a new type of bank holding company, a financial holding company, which is permitted to engage in all activities permitted by a bank holding company as well as securities, merchant banking and insurance

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Supervision and Regulation (Continued)

activities that were prohibited to bank holding companies.  GLBA also repealed provisions of the Glass-Steagall Act, which prohibited affiliations between a member bank and a company principally engaged in securities activities.  The activities of a bank holding company that do not qualify as activities of a financial holding company will be limited to those that the Federal Reserve Board had, prior to enactment of GLBA, deemed closely related to banking.  In order to qualify as a financial holding company, each depository institution subsidiary of a bank holding company must be well capitalized, well managed and if insured, have a satisfactory or better rating under the Community Reinvestment Act of 1977 ("CRA") as of its most recent examination.  The bank holding company must file an election with the Federal Reserve Board certifying that it meets the requirements of a financial holding company.  GLBA expanded the range of business opportunities for commercial banking organizations and enabled banking companies and other types of financial companies such as securities, insurance and financial technology companies to combine more readily.  A financial holding company does not need to obtain prior Federal Reserve Board approval in order to engage in, or acquire a nonbank company that engages in financial activities.  The financial holding company only needs to provide notice to the Federal Reserve Board, describing the activity commenced or conducted by the acquired company, within 30 days after commencing the activity or consummating the acquisition.

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

Supervision and Regulation of First Commonwealth Bank

FCB is a Pennsylvania-chartered bank and is subject to the supervision of and regularly examined by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.  FCB is also subject to certain regulations of the Federal Reserve Board.  The areas of operation that are subject to regulation by Federal and Pennsylvania laws, regulations and regulatory agencies include reserves against deposits, maximum interest rates for specific classes of loans, truth-in-lending disclosures, permissible types of loans and investments, trust operations, mergers and acquisitions, issuance of securities, payment of dividends, Community Reinvestment Act evaluations, mandatory external audits, establishment of branches and other aspects of operations.  Under the Pennsylvania Banking Code, a state bank located in Pennsylvania may establish branches anywhere in the state.  Branches may be established in other states upon receiving prior written approval from the state of Pennsylvania and meeting reciprocity conditions with the other state.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Effects of Governmental Policies

The business and earnings of First Commonwealth are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States Government and its agencies, including the Federal Reserve Board.  An important function of the Federal Reserve Board is to regulate the national supply of bank credit.  Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States government securities, changes in the discount rate on borrowings by member banks and savings institutions from the Federal Reserve System and changes in reserve requirements against bank and savings institution deposits.  These instruments, together with fiscal and economic policies of various governmental entities, influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans, received on investments or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of bank holding companies and their subsidiary banks in the past and are expected to continue to do so in the future.  In view of changing conditions in the national and Pennsylvania economies and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels and loan demand or the effect of such changes on the business and earnings of First Commonwealth.

Changes in Regulations

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.  The likelihood and timing of any proposals or legislation and the impact they might have on First Commonwealth and its subsidiaries cannot be determined at this time.

Availability of Financial Information

First Commonwealth files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports.  The public may read and copy any materials that First Commonwealth files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains quarterly and annual reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

First Commonwealth's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on the company's web site at http://www.fcbanking.com.  Printed copies are also available upon request to First Commonwealth, to the attention of the Corporate Secretary.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.  Business (Continued)

Availability of Financial Information (Continued)

Furthermore, First Commonwealth also makes available on its website, and in print to any shareholder who requests it, the company's Corporate Governance Guidelines, the committee charters for its Audit, Executive Compensation and Governance Committees, as well as the Code of Conduct and Ethics that applies to all directors, officers and employees of First Commonwealth.  Amendments to these documents or waivers related to the Code of Conduct and Ethics will be made available on First Commonwealth's website as soon as practicable after their execution.

First Commonwealth's Chief Executive Officer has certified to the New York Stock Exchange ("NYSE") that, as of the date of the certification, he was not aware of any violation by First Commonwealth of NYSE's corporate governance listing standards.  In addition, First Commonwealth's Chief Executive Officer and Chief Financial Officer have made certain certifications concerning the information contained in this report pursuant to Section 302 of the Sarbanes-Oxley Act. The Section 302 certifications appear as exhibits 31.1 and 31.2 to this annual report on Form 10-K.

ITEM 1A.  Risk Factors

The following are risks that management believes are specific to our business and could have a negative impact to First Commonwealth's financial performance.  This list should not be viewed as all risks to First Commonwealth:

Adverse changes in the economy or business conditions, either nationally or in First Commonwealth's market areas, could increase credit-related losses and expenses and/or limit growth.

The inability of borrowers to repay loans could erode our earnings and capital.  Substantially all of our loans are to businesses and individuals in Pennsylvania, and any economic decline in this market area could impact us adversely.

Increases in defaults by borrowers and other delinquencies could result in increases in First Commonwealth's provision for losses on loans and related expenses.

As a lender, First Commonwealth is exposed to the risk that our borrowers may be unable to repay their loans and that collateral securing the payment of their loans may not be sufficient to assure repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of First Commonwealth.  First Commonwealth makes various assumptions and judgments about the collectibility of our loan portfolio and provides an allowance for potential losses based on a number of factors.  If these assumptions are incorrect, the allowance for credit losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause us to increase the allowance in the future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.  Risk Factors (Continued)

Fluctuations in interest rates and market prices could reduce net interest margin and asset valuations and increase expenses.

First Commonwealth's profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities.  First Commonwealth's net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and the company's ability to respond to changes in such rates.  At any given time, First Commonwealth's assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.

Changes in legislative or regulatory requirements applicable to First Commonwealth and its subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

The banking industry is heavily regulated under both federal and state law.  Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities or trust services.  First Commonwealth is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found by regulatory examiners to be undercapitalized.  It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects, as well as those of First Commonwealth.  First Commonwealth also cannot predict the nature or the extent of the effect on our business and earnings of new federal or state legislation.  Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

First Commonwealth's business and financial condition may be adversely affected by an increase in competition.

First Commonwealth faces significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area.  In addition to facing pricing competition for loans and deposits, First Commonwealth also faces competition with respect to customer convenience, product lines, accessibility of service and service capabilities.  First Commonwealth's competition comes from other banks and savings institutions, brokerages, credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.  Risk Factors (Continued)

First Commonwealth's branch optimization plan may not produce desired results.

First Commonwealth's branch optimization plan has resulted in eight newly constructed or renovated branch offices over the past year and is expected to result in ten more over the next year.  These changes could involve significant expenses, which may exceed forecasted costs.  Several of these new constructions involve de novo branch offices.  For a de novo branch office, the period of time that it takes to achieve profitability could exceed our forecasted expectations resulting in higher operating expenses relative to operating income.

Changes in accounting standards could materially impact First Commonwealth's financial statements.

From time to time the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, First Commonwealth could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.  First Commonwealth cannot predict the nature or the extent of the effect on our business and earnings of these changes in accounting standards.

New litigation or changes in current litigation could adversely affect First Commonwealth's financial condition or results of operation.

Although there is currently no material litigation to which First Commonwealth is the subject, future litigation that arises during the normal course of business could be material and have a negative impact on First Commonwealth's earnings.  Future litigation or changes in current litigation could also adversely impact the reputation of First Commonwealth in the communities that it serves.

Future acquisitions that First Commonwealth chooses to pursue could place heavy demands on our employees, disrupt our business and cause us to not realize expected earnings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.  Risk Factors (Continued)

First Commonwealth cannot predict the number, size or timing of acquisitions that we will undertake in future periods.  Federal and state regulatory approval must generally be received before the company could acquire a bank or bank holding company.  First Commonwealth cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted.  First Commonwealth could be required to sell banks or branches as a condition to receiving regulatory approval.  Difficulty in integrating an acquired company could cause First Commonwealth not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition.  The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.  Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations could be greater than expected.

ITEM 1B.  Unresolved Staff Comments

First Commonwealth does not have any unresolved SEC staff comments.

ITEM 2.  Properties

First Commonwealth's principal office is located in the old Indiana County Courthouse complex.  This certified Pennsylvania and national historic landmark was built in 1870 and restored by First Commonwealth in the early 1970's.  First Commonwealth occupies this building, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County.  First Commonwealth entered into the lease agreement in 1973 and renewed the agreement in 1998 for an additional 25 years.  In order to support future expansion needs and centralization of various functional areas, First Commonwealth owns two additional structures in Indiana, Pennsylvania, in close proximity to the company's principal office.  First Commonwealth also leases additional office space in Indiana, Pennsylvania.  FCB has 100 banking facilities of which 25 are leased and 75 are owned.  Management presently expects that these facilities will be adequate to meet the anticipated needs of First Commonwealth and its subsidiaries for the immediate future.

ITEM 3.  Legal Proceedings

There were no material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which any of their property is the subject.  All legal proceedings presently pending or threatened against First Commonwealth or its subsidiaries arose in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth and its subsidiaries.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to vote by security holders in the fourth quarter of 2005.

Executive Officers of the Registrant

The table below lists the current executive officers of the Corporation:

Name	Age	Positions Held During the Past Five Years

Joseph E. O'Dell	60

President and Chief Executive Officer of First Commonwealth Financial Corporation ("FCFC") since 1995; Director of FCFC, FCB, First Commonwealth Financial Advisors ("FCFA") and First Commonwealth Insurance Agency ("FCIA")

Gerard M. Thomchick	50

Senior Executive Vice President and Chief Operating Officer of FCFC since 1995; President and Chief Executive Officer of FCB; Director of FCB, FCIA and FCFA; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III; former Director, Chairman and President of FraMal Holdings Corporation; former President, Chief Executive Officer, Director and Investment Committee Member of Commonwealth Trust

John J. Dolan	49

Executive Vice President and Chief Financial Officer of FCFC since 1999; Chief Financial Officer of FCB; President and Chief Financial Officer of Commonwealth Trust; Treasurer of FCIA and FraMal Holdings Corporation; Vice President and Chief Financial Officer of FCFA; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III

William R. Jarrett	71	Executive Vice President and Chief Risk Officer of FCFC since 2005; former Senior Vice President, Risk Management, of FCFC
David R. Tomb, Jr.	74	Senior Vice President, Secretary and Treasurer of FCFC since1995; Secretary and Director of FCB, FCIA and FCFA; Director CTCLIC
Thaddeus J. Clements	49	Senior Vice President of FCFC since 2000; Senior Executive Vice President of FCB

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

Executive Officers of the Registrant (Continued)

Name	Age	Positions Held During the Past Five Years

Sue A. McMurdy	49	Senior Vice President and Chief Information Officer of FCFC since 2000; Senior Executive Vice President of FCB;
R. John Previte	56

Senior Vice President, Investments, of FCFC since 1992; Senior Executive Vice President and Investment Officer of FCB; Chairman, President and Investment Officer of FraMal Holdings Corporation; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III; former Vice President of FraMal Holdings Corporation

Each of the officers identified above has held the position indicated above or other executive positions with the same entity (or a subsidiary thereof) for at least the past five years except where noted.

Executive officers of First Commonwealth serve at the pleasure of the Board of Directors of the Corporation and for a term of office extending through the election and qualification of their successors.

PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters

First Commonwealth Financial Corporation ("First Commonwealth") is listed on the New York Stock Exchange under the symbol "FCF."  The approximate number of holders of record of First Commonwealth's common stock is 20,500.  The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth.

Period	High Sale	Low Sale	Cash Dividends Per Share
2005
First Quarter	$15.40	$13.39	$0.165
Second Quarter	$14.10	$12.73	$0.165
Third Quarter	$14.70	$12.90	$0.165
Fourth Quarter	$13.77	$12.63	$0.170

Period	High Sale	Low Sale	Cash Dividends Per Share
2004
First Quarter	$15.00	$13.99	$0.160
Second Quarter	$14.96	$12.01	$0.160
Third Quarter	$14.30	$12.50	$0.160
Fourth Quarter	$15.90	$13.61	$0.165

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters (Continued)

The following table indicates the number of shares purchased by First Commonwealth and its affiliated purchasers during the fourth quarter of 2005:

Purchases of Equity Securities

2005 Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31	60,000	$12.90	60,000	$ 1,716,908
November 1 - 30	47,000	$12.94	47,000	$ 1,108,496
December 1 - 31	82,798	$13.39	82,798	$ -0-

Total	189,798	$13.12	189,798	$ -0-

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data (Dollar Amounts in Thousands,
         except per share data)

The following selected financial data is not covered by the auditor's report and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the consolidated financial statements and related notes.  Financial statement amounts for prior periods have been reclassified to conform to the presentation format used in 2005.  The reclassifications had no effect on First Commonwealth's financial condition or results of operations.

	Years Ended December 31,

	2005	2004	2003	2002	2001

Interest income	$312,068	$278,025	$243,773	$275,568	$308,891
Interest expense	138,618	110,690	100,241	122,673	167,170

Net interest income	173,450	167,335	143,532	152,895	141,721
Provision for credit losses	8,628	8,070	12,770	12,223	11,495

Net interest income after provision for credit losses	164,822	159,265	130,762	140,672	130,226

Net securities gains (losses)	(7,673)	4,077	5,851	642	3,329
Gain on sale of branches	11,832	-0-	3,041	-0-	-0-
Gain on sale of merchant services business	1,991	-0-	-0-	-0-	-0-
Other operating income	44,075	43,572	39,552	37,453	37,776
Litigation settlement	-0-	-0-	(610)	8,000	-0-
Restructuring charges	5,437	-0-	-0-	6,140	-0-
Merger and related charges	-0-	2,125	-0-	-0-	-0-
Debt prepayment fees	-0-	29,495	-0-	-0-	-0-
Other operating expenses	138,517	132,935	113,265	112,190	105,888

Income before taxes	71,093	42,359	66,551	52,437	65,443
Applicable income taxes	13,257	3,707	13,251	8,911	15,254

Net income	$57,836	$38,652	$53,300	$43,526	$50,189

Per Share Data
Net income	$0.83	$0.59	$0.90	$0.75	$0.87
Dividends declared	$0.665	$0.645	$0.625	$0.605	$0.585
Average shares outstanding	69,276,141	65,887,611	59,002,277	58,409,614	57,885,478

Per Share Data Assuming Dilution
Net income	$0.83	$0.58	$0.90	$0.74	$0.86
Dividends declared	$0.665	$0.645	$0.625	$0.605	$0.585
Average shares outstanding	69,835,285	66,487,516	59,387,055	58,742,018	58,118,057

At End of Period
Total assets	$6,026,320	$6,198,478	$5,189,195	$4,524,743	$4,583,530
Investment securities	1,939,743	2,240,477	2,073,430	1,680,609	1,762,408
Loans and leases, net of unearned income	3,624,259	3,514,833	2,824,882	2,608,634	2,567,934
Allowance for credit losses	39,492	41,063	37,385	34,496	34,157
Deposits	3,996,552	3,844,475	3,288,275	3,044,124	3,093,150
Company obligated mandatorily redeemable capital securities of subsidiary trust	-0-	-0-	-0-	35,000	35,000
Subordinated debentures	108,250	108,250	75,304	-0-	-0-
Other long-term debt	691,494	731,324	718,668	544,934	629,220
Shareholders' equity	521,045	531,978	430,946	401,390	370,066

Key Ratios
Return on average assets	0.94%	0.66%	1.12%	0.96%	1.11%
Return on average equity	10.89%	7.82%	12.95%	11.09%	13.85%
Net loans to deposits ratio	89.70%	90.36%	84.77%	84.56%	81.92%
Dividends per share as a percent of net income per share	80.12%	109.32%	69.44%	80.67%	67.24%
Average equity to average assets ratio	8.60%	8.47%	8.68%	8.64%	8.01%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Introduction

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries ("First Commonwealth") for the years ended December 31, 2005, 2004 and 2003, and are intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and related footnotes.

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

Critical Accounting Policies and Significant Estimates

First Commonwealth considers accounting policies and estimates to be critical to reported financial results if (1) the estimate requires management to make assumptions about matters that are highly uncertain and (2) the different estimates that management reasonably could have used for the accounting estimate in the current period or the changes in the accounting estimates from period to period could have a material impact on First Commonwealth's financial condition or results of operations.  Accounting policies related to the allowance for credit losses are considered to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates by management.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

Allowance for Credit Losses

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management's best estimate of probable losses that are inherent in the existing loan portfolio as of the balance sheet date.  The allowance includes amounts calculated in accordance with FASB Statement No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by FASB Statement No. 118 and amounts determined in accordance with FASB Statement No. 5 "Accounting for Contingencies."

Management and First Commonwealth's Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  First Commonwealth's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors.  While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

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

Classified loans on the primary watch list are analyzed to determine the level of potential loss in the credits under current circumstances.  The potential loss that is established for these classified loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.  Primary watch list loans are managed and monitored by assigned account officers within First Commonwealth in conjunction with senior management.

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

First Commonwealth also maintains an unallocated allowance.  Although the unallocated allowance was significantly reduced during 2004 as a result of methodology enhancements, the unallocated allowance is still used to cover any factors or conditions that may cause a potential credit loss but are not specifically identifiable or considered in the methodology that was defined above.  These factors include, but are not limited to potential judgment or data errors or factors not yet considered in First Commonwealth's methodology.

Goodwill and Other Intangible Assets

Accounting policies related to goodwill and other intangible assets are also considered to be critical because the assumptions or judgment that was used in determining the fair value of assets and liabilities that were acquired as part of past acquisitions were subjective and complex.  As a result, changes in these assumptions or judgment could have a significant impact on the financial condition or results of operations of First Commonwealth.

First Commonwealth adopted FASB Statement No. 142 ("FAS No. 142"), "Goodwill and Other Intangible Assets," effective January 1, 2001.  FAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives, including goodwill recorded in past business combinations, no longer be amortized, but instead be tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and would be written down and charged to results of operations in periods in which their recorded value would be more than their estimated fair value.  Although goodwill has not been written down since the adoption of FAS No. 142, changes in future assumptions based on changing economic conditions could result in impairment which could adversely affect earnings or financial position in future periods.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations

Net income was $57.8 million in 2005, an increase of $19.1 million from the 2004 results of $38.7 million.  This compared to net income of $53.3 million in 2003.  The 2005 results included net securities losses of $7.7 million ($5.0 million after tax) compared to net securities gains of $4.1 million ($2.7 million after tax) and $5.9 million ($3.8 million after tax) for 2004 and 2003, respectively.  The 2005 period also included gains from the sale of branch offices of $11.8 million ($7.7 million after tax), a gain from the sale of the company's merchant services business of $2.0 million ($1.3 million after tax) and restructuring charges totaling $5.4 million ($3.5 million after tax).  The results for 2004 included a charge of $29.5 million ($19.2 million after tax) representing a penalty for the prepayment of Federal Home Loan Bank ("FHLB") long-term borrowings.  Also impacting the decrease in 2004 was merger and integration costs of $2.1 million ($1.4 million after tax) that were not present in the 2003 period.  A gain on the sale of two branches of $3.0 million ($2.0 million after tax) was recorded in 2003.

Diluted earnings per share was $0.83 for 2005 compared to $0.58 and $0.90 for 2004 and 2003, respectively.  Return on average assets was 0.94% and return on equity was 10.89% during 2005 compared to 0.66% and 7.82%, respectively for 2004 and 1.12% and 12.95%, respectively for 2003.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

	2005 vs. 2004	2004 vs. 2003

Net income per share, prior year	$0.58	$0.90

Increase (decrease) from changes in:
Net interest income	(0.03)	0.10
Provision for credit losses	0.00	0.09
Security transactions	(0.17)	(0.04)
Sale of branches	0.17	(0.05)
Sale of merchant services business	0.03	0.00
Merchant discount income	(0.04)	(0.01)
Other income	0.01	0.00
Salaries and employee benefits	(0.02)	(0.01)
Occupancy and equipment costs	0.00	(0.03)
Intangible amortization	(0.01)	(0.02)
Restructuring charges	(0.08)	0.00
Merger and integration charges	0.03	(0.03)
Debt prepayment fees	0.44	(0.44)
Other operating expenses	0.05	(0.05)
Applicable income taxes	(0.13)	0.17

Net income per share	$0.83	$0.58

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income

Net interest income, the primary component of revenue for First Commonwealth, is defined as the difference between income on earning assets and the cost of funds supporting those assets.  Net interest income increased $6.1 million in the 2005 period compared to an increase of $23.8 million in 2004.  Interest income and interest expense both increased during the 2005 and 2004 periods due to increases in the volumes of interest-earning assets and interest-bearing liabilities.  Interest-earning assets increased $271.5 million or 5% in 2005 compared to 2004.  This compared to an increase of $966.3 million or 21.6% in 2004 compared to 2003.  Interest-bearing liabilities increased $277.0 million or 5.7% in the 2005 period compared to an increase of $935.2 million or 23.8% for 2004.   The increases in interest-earning assets and interest-bearing liabilities in 2004 were due in large part to the acquisitions of Pittsburgh Financial Corporation in December 2003 and GA Financial, Inc. in May 2004.

Net interest margin (net interest income, on a tax-equivalent basis as a percentage of average earning assets) declined to 3.28% for 2005, a decrease of 2 basis points (0.02%) compared to 3.30% in 2004, and a decrease compared to 3.47% in 2003.  Although rates increased during 2005, the year-to-year decrease in the margin was due primarily to funding costs increasing at a faster rate than yields on earning assets.  First Commonwealth uses computer simulation to help manage interest rate risk.  First Commonwealth's use of computer simulation is described in the "Interest Sensitivity" section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31, 2005:

	Average Balance Sheets and Net Interest Analysis (Dollar Amounts in Thousands)

	2005			2004			2003

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Time deposits with banks	$807	$29	3.61%	$4,964	$34	0.69%	$1,289	$13	1.03%
Tax free investment securities	279,339	12,699	6.99	250,832	11,447	7.02	226,780	10,561	7.16
Taxable investment securities	1,829,449	77,089	4.21	1,932,896	76,909	3.98	1,605,191	68,754	4.28
Federal funds sold	5,060	161	3.18	512	6	1.22	358	4	1.05
Loans, net of unearned income (b)(c)	3,597,705	222,090	6.36	3,251,645	189,629	6.02	2,640,935	164,441	6.46

Total interest-earning assets	5,712,360	312,068	5.70	5,440,849	278,025	5.34	4,474,553	243,773	5.71

Noninterest-earning assets:
Cash	80,716			74,559			66,614
Allowance for credit losses	(41,834)			(41,199)			(36,172)
Other assets	430,179			364,092			233,040

Total noninterest- earning assets	469,061			397,452			263,482

Total Assets	$6,181,421			$5,838,301			$4,738,035

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

	Average Balance Sheets and Net Interest Analysis (Dollar Amounts in Thousands)

	2005			2004			2003

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$563,254	$5,262	0.93%	$538,672	$2,229	0.41%	$457,327	$1,699	0.37%
Savings deposits (d)	1,298,984	18,885	1.45	1,141,059	11,491	1.01	792,755	7,028	0.89
Time deposits	1,643,350	54,923	3.34	1,513,663	45,170	2.98	1,524,974	51,373	3.37
Short-term borrowings	797,148	24,305	3.05	796,591	11,989	1.51	554,133	6,755	1.22
Long-term debt	833,000	35,243	4.23	868,784	39,811	4.58	594,383	33,386	5.62

Total interest-bearing liabilities	5,135,736	138,618	2.70	4,858,769	110,690	2.28	3,923,572	100,241	2.55

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	488,305			452,701			380,772
Other liabilities	26,062			32,614			22,241
Shareholders' equity	531,318			494,217			411,450

Total noninterest- bearing funding sources	1,045,685			979,532			814,463

Total Liabilities and Shareholders' Equity	$6,181,421			$5,838,301			$4,738,035

Net Interest Income and Net Yield on Interest-Earning Assets		$173,450	3.28%		$167,335	3.30%		$143,532	3.47%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes net loan fees of $4,258 in 2005, $3,470 in 2004 and $2,196 in 2003.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

Interest and fees on loans increased $32.5 million for 2005 compared to 2004 after increasing $25.2 million for 2004 compared to 2003.  Interest and fees on loans during 2005 were favorably impacted by increases in loan volumes as well as increases in loan yields.  The average balance of loans increased $346.1 million or 10.6% during 2005.  This increase is due in large part to the inclusion of GA Financial, Inc. assets for the entire 2005 period as compared to only seven months in 2004.  Increases were recorded in all loan categories with the exception of leases, which is a product that First Commonwealth no longer offers.  Tax equivalent loan yields increased 34 basis points (0.34%) during 2005 compared to 2004.  The increase in interest and fees on loans during 2004 was due to an increase of $610.7 million in average loan balances.  The volume increase was due in large part to the loans that were acquired in the acquisitions of Pittsburgh Financial Corporation and GA Financial, Inc.  Commercial loan growth was primarily due to internal growth.  Volume increases in 2004 were noted in all loan categories with the exception of leases.  Tax-equivalent loan yields fell 44 basis points (0.44%) during 2004 compared to 2003.

First Commonwealth has continued to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration ("SBA") lender status.  First Commonwealth has consistently been one of the top small business lenders in Pennsylvania.

Interest income on investments increased $1.4 million in 2005 compared to 2004 after an increase of $9.0 million in 2004 compared to 2003.  The average balance of investment securities decreased $74.9 million in 2005 compared to 2004.  The increase in interest income on investments in 2005 due to rising investment yields surpassed the decrease due to the declining balances.  The decrease in average investment balances during 2005 is due in part to securities sales in the fourth quarter of 2005.  First Commonwealth sold $100 million of U.S. Agency securities to fund the deposits associated with the branch sale in the fourth quarter of 2005.  The decrease in average balances of investment securities is also largely due to the decrease in the market value of securities available for sale.  Additionally, due to the relatively flat yield curve, First Commonwealth has limited the reinvestment of investment securities that have matured or have been paid down.  The tax equivalent yield on investment securities for the 2005 period was 4.58%, an increase of 25 basis points (0.25%) over the prior year yield of 4.33%.  The 2004 year reported an increase in average investment balances with decreases in yields on investment securities.  The most significant volume increases during 2004 were related to U.S. government agency securities.  Average investment securities included increases due to Pittsburgh Financial Corporation balances being included for the full year of 2004 and GA Financial, Inc. since May 24, 2004.  Yields on investments for 2004 declined, falling 31 basis points (0.31%) to 4.33%.  As with the loan category in 2004, the increase due to average investment security volumes surpassed the loss due to the declining yields.  Yields in the 2004 period compared to 2003 decreased for all investment securities with the exception of asset backed securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

Prepayment speeds of mortgage backed securities ("MBS") declined in 2004 after accelerating in 2003 when interest rates continued to decline.  Interest rate changes have a direct impact on prepayment speeds.  As interest rates increase, prepayments tend to decline and average lives of MBS increase.  As interest rates decrease, prepayment speeds tend to increase and average lives of MBS decline, which accelerates the amount of premium amortization that is realized, further reducing the yields in current periods.  Using computer simulation modeling, First Commonwealth tests the average life and yield volatility of all MBS under various interest rate scenarios on a continuing basis to ensure that volatility falls within acceptable limits.  First Commonwealth holds no "high risk" securities nor does it own any securities of a single issuer exceeding 10% of shareholders' equity other than U.S. government and agency securities.

Interest on deposits increased $20.2 million in 2005 compared to 2004 after declining $1.2 million in 2004 compared to 2003.  The increase in 2005 was due to increases in volumes and rates.  The average balance of interest-bearing deposits increased $312.2 million or 9.8% in 2005 compared to 2004.  Increases were recorded in each of the deposit types with the most significant increase being in the savings deposit category.  The cost of deposits increased 36 basis points (0.36%) in 2005 compared to 2004.  The decrease in 2004 was largely due to the lower interest rate environment.  The cost of deposits declined 28 basis points (0.28%) in 2004 compared to 2003.  Decreases in time deposit yields were partially offset by increases in yields on more non-maturity deposits, such as savings and interest-bearing demand deposits.  Average deposits increased by $490 million in 2004 compared to 2003 and included increases in all categories due to Pittsburgh Financial Corporation for the full year of 2004 and GA Financial, Inc. since May 24, 2004.  Towards the end of 2005, the deposit mix had once again started to shift as clients began to register a preference for time deposits with the rising rate environment.  This is a drastic shift from 2004 when clients had a preference for savings products.  During its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing First Commonwealth's cost of funds.

Interest expense on short-term borrowings increased $12.3 million during 2005 after an increase of $5.2 million during 2004.  Both years reflected increases in interest expense due to increases in the average volumes of short-term borrowings and increases in the borrowing yields.  Average short-term borrowing increases were only $557 thousand during 2005 compared to $242.5 million in 2004.  The 2004 period included an increase due to the inclusion of short-term borrowings that were acquired with the GA Financial, Inc. acquisition on May 24, 2004.  The 2004 period also included an increase in short-term borrowings which were used to replace a portion of the $440 million of long-term FHLB advances that were paid before their

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

maturity.  Refer to NOTE 23 (Other Long-term Debt) to the Consolidated Financial Statements for additional information on the debt prepayment.  The majority of the increase in interest expense for the 2005 period was due to the rising interest rates on short-term borrowings.  The interest rate rose 154 basis points (1.54%) or 102.0% during 2005 compared to an increase of 29 basis points (0.29%) or 23.8% during 2004.

Interest expense on long-term debt decreased by $4.6 million in 2005 compared to 2004 after an increase of $6.4 million in 2004 compared to 2003.  The 2005 period recorded decreases in interest expense due to declining average balances of long-term debt and declining yields, while the 2004 period included decreases in interest expense due to declining yields that were offset by increases in interest expense as a result of increases in average balances of long-term debt.  The decrease in volumes and rates during 2005 was due to the prepayment of $440 million in FHLB long-term advances during the third quarter of 2004.  First Commonwealth was able to replace these advances with $230 million in other lower rate FHLB advances with maturities ranging from two to six years.  The remaining $210 million was replaced with short-term borrowings.  Refer to NOTE 23 (Other Long-term Debt) to the Consolidated Financial Statements for additional information on the debt prepayment.  The increases in volume during 2004 were due in large part to the acquisitions of Pittsburgh Financial Corporation and GA Financial, Inc.  In addition, subordinated debentures in the amount of $41.2 million were issued during March 2004.  These subordinated debentures along with the subordinated debentures of $30.9 million that were issued during December 2003 were used to fund the acquisition of GA Financial, Inc. in May 2004.  Refer to NOTE 22 (Subordinated Debentures) to the Consolidated Financial Statements for further discussion of subordinated debentures that are included in long-term debt.  The interest rate on long-term debt decreased 35 basis points (0.35%) during 2005 compared to 2004 after a decrease of 104 basis points (1.04%) during 2004 compared to 2003.  The rate reduction was anticipated in connection with the prepayment of the FHLB advances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Year-to-Year Changes in Net Interest Income (Dollar Amounts in Thousands)

	2005 Change from 2004			2004 Change from 2003

	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Time deposits with banks	$(5)	$(29)	$24	$21	$38	$(17)
Tax free investment securities	1,252	2,001	(749)	886	1,723	(837)
Taxable investment securities	180	(4,117)	4,297	8,155	14,036	(5,881)
Federal funds sold	155	55	100	2	2	-0-
Loans	32,461	20,834	11,627	25,188	39,451	(14,263)

Total interest income	34,043	18,744	15,299	34,252	55,250	(20,998)
Interest-bearing liabilities:
NOW & super NOW deposits	3,033	102	2,931	530	302	228
MMDA & savings deposits	7,394	1,590	5,804	4,463	3,088	1,375
Time deposits	9,753	3,871	5,882	(6,203)	(381)	(5,822)
Short-term borrowings	12,316	8	12,308	5,234	2,956	2,278
Long-term debt	(4,568)	(1,640)	(2,928)	6,425	15,413	(8,988)

Total interest expense	27,928	3,931	23,997	10,449	21,378	(10,929)

Net interest income	$6,115	$14,813	$(8,698)	$23,803	$33,872	$(10,069)

(a)  Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses increased $558 thousand in 2005 compared to 2004 after a decrease of $4.7 million for 2004 when compared to 2003.  The decrease in the provision during 2004 reflected the trend in improvement of nonperforming loans, net charge-offs and lower levels of the allowance for loan losses allocated to larger impaired credits.  Nonperforming loans as a percentage of total loans outstanding continued to improve to 0.70% at December 31, 2005, compared to 0.73% and 0.82% at December 31, 2004 and 2003, respectively.  The allowance for credit losses was $39.5 million at December 31, 2005,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

which represents a ratio of 1.10% of average loans outstanding compared to 1.26% and 1.42% reported at December 31, 2004 and 2003, respectively.

Net charge-offs for 2005 increased $824 thousand compared to 2004.  This follows a decline of $3.6 million in 2004 over 2003 levels.  During 2005, net charge-off increases in commercial loans not secured by real estate, construction loans, and residential loans secured by real estate were partially offset by decreases in loans to individuals and leases.  The most significant components of the year-to-year decrease in 2004 were decreases in residential loans secured by real estate and commercial loans not secured by real estate.  Net charge-offs as a percentage of average loans outstanding continued to improve to 0.28% at December 31, 2005, compared to 0.29% and 0.49% at December 31, 2004 and 2003, respectively.  For an analysis of credit quality, see the "Credit Review" section of this discussion.

The following table presents an analysis of the consolidated allowance for credit losses for the five years ended December 31, 2005 (Dollar Amounts in Thousands):

	Summary of Loan Loss Experience

	2005	2004	2003	2002	2001

Loans outstanding at end of year	$3,624,259	$3,514,833	$2,824,882	$2,608,634	$2,567,934

Average loans outstanding	$3,597,705	$3,251,645	$2,640,935	$2,597,862	$2,548,596

Allowance for credit losses:
Balance, beginning of year	$41,063	$37,385	$34,496	$34,157	$33,601
Addition as a result of acquisition	-0-	4,983	3,109	-0-	-0-
Loans charged off:
Commercial, financial and agricultural	4,920	4,434	6,424	6,085	3,297
Loans to individuals	2,801	3,414	3,288	4,040	4,199
Real estate-construction	598	1	384	3	-0-
Real estate-commercial	965	1,060	1,111	1,315	2,300
Real estate-residential	2,103	1,456	3,172	2,065	1,818
Lease financing receivables	59	247	316	424	606

Total loans charged off	11,446	10,612	14,695	13,932	12,220

Recoveries of loans previously charged off:
Commercial, financial and agricultural	601	772	1,047	1,287	456
Loans to individuals	550	351	641	710	757
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	-0-	-0-	-0-	-0-	-0-
Real estate-residential	93	114	17	46	49
Lease financing receivables	3	-0-	-0-	5	19

Total recoveries	1,247	1,237	1,705	2,048	1,281

Net loans charged off	10,199	9,375	12,990	11,884	10,939

Provision charged to expense	8,628	8,070	12,770	12,223	11,495

Balance, end of year	$39,492	$41,063	$37,385	$34,496	$34,157

Ratios:
Net charge-offs as a percentage of average loans outstanding	0.28%	0.29%	0.49%	0.46%	0.43%
Allowance for credit losses as a percentage of average loans outstanding	1.10%	1.26%	1.42%	1.33%	1.34%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

Net securities losses of $7.7 million were recorded in 2005 compared to net securities gains of $4.1 million and $5.9 million in 2004 and 2003, respectively.  First Commonwealth funded the deposits associated with the branch sale in the fourth quarter of 2005 by selling $100 million of U.S. Agency securities with an average yield of 2.53% and an average life of 1.4 years.  The Company incurred a loss from the securities sale of $2.7 million before taxes ($1.8 million after taxes).  During 2005, First Commonwealth also repositioned its mortgage backed securities investment portfolio which is expected to reduce the company's interest rate exposure and improve net interest income.  First Commonwealth sold approximately $130.7 million of mortgage backed securities with high premium carrying values during the fourth quarter of 2005.  The average yield of the securities sold was 3.38% with an average life of approximately 2.9 years.  The proceeds were reinvested in more current coupon mortgage backed securities with an average yield of 5.3% and an average life of 3.7 years.  The loss incurred from this securities sale was $5.5 million before taxes ($3.6 million after taxes).  It is projected that the loss will be recovered through increased earnings in 2 to 3 years.  In addition to management's intent to reduce the company's interest rate exposure and improve net interest income, the securities sales were part of a strategy to manage income taxes.  Securities gains during the 2004 period resulted primarily from the sale of Pennsylvania bank stocks with book values of $19.3 million.  The securities gains during the 2003 period resulted primarily from the sales of Pennsylvania bank stocks with book values of $7.6 million and fixed rate corporate bonds classified as securities "available for sale" with book values of $35 million.

Trust income has continued to increase slightly over each of the past three years.  The rebound in market values over prior year levels should help trust income to continue to trend in a positive direction.  The referral programs and integrated growth plans for financial affiliates have continued to help grow trust revenues.  Through coordinated efforts of First Commonwealth's Wealth Management Group, which included trust, insurance and financial advisory services, First Commonwealth should continue to build successful relationships with clients.  These relationships should continue to provide additional sales opportunities and help trust income to trend in a positive direction.

Service charges on deposits are the most significant component of noninterest income and have continued to increase over the past three years with an increase of $735 thousand for 2005 compared to 2004 and an increase of $2.0 million for 2004 compared to 2003.  Nonsufficient funds (or "NSF") fees continue to be the driver of the growth in service charges on deposits.  NSF fees increased $1.1 million in 2005 compared to 2004 and $1.9 million in 2004 compared to 2003.  The increase in NSF fees is due to the continued success of the High Performance Checking products for consumer and business clients as well as the inclusion of Pittsburgh Financial Corporation since December 2003 and GA Financial, Inc. since May 2004.  In addition, First Commonwealth increased the NSF fee during the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

fourth quarter of 2005 from $25 an item to $29 per item.  The increase in NSF fees was partially offset by decreases in account analysis and account maintenance fees.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

The 2005 period included an $11.8 million pre-tax gain on the sale of several branch offices ($7.7 million after tax).  First Commonwealth Bank, a wholly-owned subsidiary of First Commonwealth, sold branches located in State College, Huntingdon, Mount Union, Saxton, Three Springs and Williamsburg, PA in two separate branch sale transactions.  The sales included $126.0 million in deposit liabilities associated with the offices.  The branch sales were part of First Commonwealth's continuing branch optimization initiative to increase penetration in the higher growth Pittsburgh regional markets.  The branch sales were considered to be related to continuing operations.  Management's analysis considered factors that included but were not limited to the fact that very few loans were sold as part of the transactions and First Commonwealth continues to operate within these same geographical markets.  First Commonwealth opened two de novo branch offices in Washington County, one of the Pittsburgh region's fastest growing counties, late in the first quarter of 2005.  First Commonwealth also opened a new branch office in July 2005 at Pittsburgh Mills in Tarentum, western Pennsylvania's newest and largest commercial retail real estate development project.  In addition, First Commonwealth opened a branch in Adams Township, Butler County in December 2005.  First Commonwealth constructed or renovated a total of eight new branch offices in 2005, as compared to four in 2004.  These new branch offices include three relocations, one renovation and four de novo offices.  The 2003 period included a $3.0 million gain which occurred when First Commonwealth Bank, a wholly-owned subsidiary of the registrant, sold two of its branch offices.  The sale included $29.2 million in deposit liabilities and $4.4 million in loans associated with the two offices.

The 2005 period also included a pre-tax gain of $2.0 million ($1.3 million after tax) on the sale of First Commonwealth's merchant services business to First Data Corporation ("First Data").  During the second quarter of 2005, First Commonwealth entered into an asset sale and merchant processing alliance with First Data.   Under the terms of the agreement, First Data acquired certain assets of First Commonwealth's merchant processing business and will provide merchant payment processing services on behalf of First Commonwealth Bank.  First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business.  The decrease of $2.3 million in merchant discount income during 2005 was due to this sale of the merchant services business.

Insurance commissions have continued to increase slightly over each of the past three years.  As part of the previously discussed coordinated efforts of First Commonwealth's Wealth Management Group and referral programs, First Commonwealth's insurance subsidiary will continue to have expanded opportunities to meet the insurance needs of clients.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued

Income from bank owned life insurance increased $234 thousand in 2005 after an increase of $815 thousand in 2004.  The 2004 period included an addition of $16.7 million in bank owned life insurance related to the GA Financial, Inc. acquisition in May 2004.

Other changes in noninterest income over the past three years included increases in card related interchange income.  This income increased $1.3 million in 2005 compared to 2004 after an increase of $1.0 million in 2004 from the same period of 2003.  Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.  Increases over the past three years were due in part to the inclusion of Pittsburgh Financial Corporation since December 2003 and GA Financial, Inc. since May 2004.  The card related interchange income growth was favorably affected by additional volume related to card usage and the migration of business accounts from the consumer debit card product.  The business debit card product pays a higher rate than the consumer debit card.

Noninterest Expense

Total noninterest expenses for 2005 decreased $20.6 million to $144.0 million from $164.6 million reported in 2004.  The 2004 amount represented an increase of $51.9 million compared to $112.7 million reported in 2003.  The 2005 period included restructuring charges in the amount of $5.4 million related to the reorganization of First Commonwealth's organizational structure and related personnel changes.  The reorganization is expected to result in prospective annual pretax cost savings of approximately $3.4 million.  Noninterest expenses during the 2004 period included a one-time penalty of $29.5 million for the prepayment of $440 million in long-term FHLB advances.  The FHLB advances were replaced with other long-term debt with lower interest rates as well as with short-term borrowings.  Noninterest expenses during the 2004 period also included merger and integration charges in the amount of $2.1 million.  The merger and integration charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by Pittsburgh Financial Corporation and were called and paid off in January of 2004.  Merger and integration charges also included $1.6 million of severance related salary and benefit expenses that were accrued during 2004 and were due to the integration of Pittsburgh Financial Corporation into First Commonwealth.  The inclusion of Pittsburgh Financial Corporation and GA Financial, Inc. results since the acquisition dates was the primary cause of the remaining increases in noninterest expenses during the 2004 period.  The 2003 period included the benefit of a $610 thousand partial recovery of the litigation settlement from the 2002 period.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

Employee costs were $73.5 million in 2005, an increase of 6.7% compared to costs of $68.9 million in 2004.  Employee costs for 2003 were $61.1 million.  Salary costs for the 2005 period increased $3.5 million compared to 2004, while salary costs for the 2004 period increased $5.1 million over the 2003 levels.  Employee benefit costs rose $1.1 million for 2005 compared to 2004 and rose $2.7 million for 2004 compared to 2003.  The 2005 period included an increase of $784 thousand related to the accrual of a liability for the net present value of future expected payments for a portion of the death benefit on bank owned life insurance for which the insured employee was able to designate a beneficiary.  During the 2004 period, hospitalization costs reflected the largest increase in employee benefit costs with increases of $743 thousand or 12.7% in 2004.  The increases in employee costs during 2004 were due in large part to an increase in the number of employees from the addition of Pittsburgh Financial Corporation and GA Financial, Inc.  Full-time equivalent employees were 1,598 at the end of 2005 compared to 1,634 and 1,474 at the same time in 2004 and 2003, respectively.  First Commonwealth continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.  Beginning in January 2006, First Commonwealth self-insured its hospitalization coverage for employees.  This is anticipated to stabilize hospitalization costs over the next year.   Current benefit options include coverages fully paid for by the employer, as well as voluntary benefits whereby employees have the option of purchasing additional benefits at reduced group rates.

Net occupancy expense increased $1.3 million during 2005 to $11.0 million compared to expenses of $9.7 million during 2004 and $7.5 million during 2003.  The increase in 2005 was due in part to the inclusion of GA Financial, Inc. for the full year of 2005.  The most significant increases in the 2005 period were in depreciation on leasehold improvements and building repairs and maintenance.  The most significant increases during the 2004 period were related to building rental expense and building repairs and maintenance, largely due to the branches that were acquired with the Pittsburgh Financial Corporation and GA Financial, Inc. mergers.  First Commonwealth continues to actively evaluate its branch delivery network to optimize client service in existing branch offices and to continue expansion into growth markets.  As part of its branch optimization plan, First Commonwealth expects to construct or renovate ten branch offices during 2006.  The execution of these initiatives may continue to impact net occupancy and other expenses in future periods.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

Furniture and equipment expenses decreased $110 thousand in 2005 after an increase of $1.6 million in 2004.  The increase during 2004 was largely due to an increase in depreciation expense, some of which was related to the inclusion of Pittsburgh Financial Corporation and GA Financial, Inc. since the acquisition dates.

Outside data processing expense decreased $273 thousand in 2005 after an increase of $1.3 million for the 2004 period.  Data processing expense increases during 2004 were due in part to the acquisitions of Pittsburgh Financial Corporation and GA Financial, Inc.  Additional expenses were incurred until the systems for the acquired companies, some of which were processed through an outsourced processing vendor, were converted to the systems that are used by First Commonwealth.  In addition, the data processing expense in 2004 was unfavorably impacted by a rate increase related to clients using debit and credit cards over the STAR network.  Outside data processing costs are managed by First Commonwealth's data processing department.  First Commonwealth's needs are evaluated based on technology, efficiency and cost considerations.

Intangible amortization expense increased by $819 thousand in 2005 after an increase of $1.4 million during 2004.  The increase in both periods was due to the amortization of the core deposit intangibles that were recorded for the recent acquisitions.

Other operating expenses decreased $1.1 million to $31.8 million in 2005 after an increase of $5.2 million in 2004.  The 2005 period included a decrease in charge card interchange expense in the amount of $1.9 million.  The decrease in charge card interchange expense was due to the sale of First Commonwealth's merchant services business.  Increases in noninterest expense during the 2004 period included increases in telephone and data line expenses, other professional fees and advertising costs in the amounts of $897 thousand, $801 thousand and $599 thousand, respectively.  Telephone and data line expense increases were due in large part to the recent acquisitions.  The increase in other professional services is due in part to the use of a consultant in 2004 to provide targeted marketing services.  Advertising expense increases are due in large part to grand re-opening events that have taken place in branches that have been newly relocated, remodeled or acquired.

Income tax expense was $13.3 million during 2005, representing an increase of $9.6 million from the 2004 amount of $3.7 million and compared to $13.3 million in 2003.  Pretax income in the 2004 period was reduced by the $29.5 million in debt prepayment fees related to the previously mentioned prepayment of FHLB advances, which allowed the effect of nontaxable income and tax credits to have a greater impact on the effective tax rate in 2004.  First Commonwealth's effective tax rate was 18.6% for 2005 compared to 8.8% for 2004 and 19.9% for 2003.  First Commonwealth's 2005 effective tax rate was favorably impacted by tax-free interest income.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes First Commonwealth's contractual obligations to make future payments as of December 31, 2005.  Payments for borrowings do not include interest.  Payments related to operating leases are based on actual payments specified in the underlying contracts.

(Dollar Amounts in Thousands)

	Footnote Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total

Federal Home Loan Bank advances	23	$57,912	$156,606	$345,891	$79,068	$639,477
Repurchase agreements	23	-0-	20,000	-0-	-0-	20,000
Subordinated debentures	22	-0-	-0-	-0-	108,250	108,250
ESOP loan	23	2,000	4,000	4,000	3,600	13,600
Operating leases	18	2,975	4,573	3,221	9,295	20,064

Total contractual obligations		$62,887	$185,179	$353,112	$200,213	$801,391

The preceding table excludes unamortized premiums and discounts on Federal Home Loan Bank advances because these premiums and discounts do not represent future cash obligations.  The preceding table also excludes First Commonwealth's cash obligations upon maturity of certificates of deposit whose maturities are described in NOTE 20 (Interest-Bearing Deposits) to the Consolidated Financial Statements.

The following table summarizes First Commonwealth's off-balance sheet commitments as of December 31, 2005.  Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

(Dollar Amounts in Thousands)	Footnote Reference	Amount

Commitments to extend credit	17	$889,489
Standby letters of credit	17	21,127

Total lending-related commitments		$910,616

Commitments to extend credit include unfunded loan commitments as well as the undrawn portions of revolving and closed-end lines of credit as of December 31, 2005.  The contractual provisions of these commitments normally include fixed expiration dates or termination clauses, specific interest rates and clauses indicating that funding is contingent upon borrowers maintaining stated credit standards at the time of loan funding.

Standby letters of credit are written conditional commitments issued by First Commonwealth to guarantee the performance of a client to a third party.  In the event that the client does not perform in accordance with the terms of the agreement with the third party, First Commonwealth would be required to fund the commitment.  The maximum potential amount of future payments First Commonwealth could be required to make is represented by the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

contractual amount of the commitment.  If the commitment is funded, First Commonwealth would be entitled to seek repayment from the client.  First Commonwealth's policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Liquidity

Liquidity is a measure of First Commonwealth's ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  In the ordinary course of business, funds are generated from the banking subsidiary's core deposit base (primary source) and the maturity or repayment of earning assets, such as securities and loans.  As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank.  Additionally, First Commonwealth's banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements.  The sale of earning assets may also provide a source of liquidity, and First Commonwealth has the ability to access the capital markets.

Liquidity risk stems from the possibility that First Commonwealth may not be able to meet current or future financial obligations or may become overly reliant on alternative funding sources.  First Commonwealth maintains a liquidity risk management policy to manage this risk.  This policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on board approved limits.  The policy also includes a liquidity contingency plan to address funding needs to maintain liquidity under a variety of business conditions.  First Commonwealth's liquidity position is monitored by the Asset/Liability Management Committee.

First Commonwealth's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  Although $126.0 million in deposits were sold during 2005, deposits still increased $152.1 million or 4.0% for the year.  Noninterest-bearing deposits increased $10.8 million, while interest-bearing deposits increased $141.3 million with the largest increases being recorded in the time deposit category.  Although the most significant increase was recorded in time deposits, $25 million in Brokered CD's matured during March 2005 and an additional $25 million matured in September 2005, none of which were renewed.  First Commonwealth's deposit mix has started to shift as clients are registering a preference for time deposits rather than savings deposits with the rising rate environment.  Time deposit increases were due in large part to the continuation of higher rate products that were advertised during 2005.  Noncore deposits, which are time deposits in denominations of $100 thousand or more, represented 15.2% of total deposits at December 31, 2005.  Noncore deposits increased by $189.9 million in 2005.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

Although First Commonwealth's primary source of funds remains traditional deposits from within the communities served by its banking subsidiary, future sources of deposits utilized could include the use of brokered time deposits offered outside of First Commonwealth's traditional market area.  Time deposits of $100 thousand or more at December 31, 2005, 2004 and 2003 had remaining maturities as follows:

	Maturity Distribution of Large Certificates of Deposit (Dollar Amounts in Thousands)

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

Remaining Maturity:
3 months or less	$210,442	34%	$74,463	18%	$77,603	19%
Over 3 months through 6 months	70,923	12	49,691	12	50,132	13
Over 6 months through 12 months	120,001	20	51,485	12	69,239	17
Over 12 months	206,502	34	242,349	58	201,742	51

Total	$607,868	100%	$417,988	100%	$398,716	100%

Total loans increased $109.4 million or 3.1% during 2005 as increases were noted in all categories with the exception of commercial real estate loans and leases.  Most notable were increases in residential loans secured by real estate of $48.5 million and increases in loans to individuals of $48.3 million compared to year-end 2004.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

The following is a schedule of loans by classification for the five years ended December 31, 2005:

	Loans by Classification (Dollar Amounts in Thousands)

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial, financial, agricultural and other	$729,962	20%	$715,280	20%	$655,740	23%	$633,955	24%	$529,300	21%
Real estate-construction	78,279	2	71,351	2	27,063	1	20,998	1	14,727	1
Real estate-commercial	987,798	27	988,611	28	771,861	27	663,220	26	638,576	25
Real estate-residential	1,213,223	33	1,164,707	33	821,159	29	739,018	28	849,787	33
Loans to individuals	610,648	17	562,321	16	521,481	19	505,139	19	473,515	18
Net leases	4,468	1	12,815	1	28,033	1	47,110	2	63,326	2

Gross loans and leases	3,624,378	100%	3,515,085	100%	2,825,337	100%	2,609,440	100%	2,569,231	100%
Unearned income	(119)		(252)		(455)		(806)		(1,297)

Total loans and leases net of unearned income	$3,624,259		$3,514,833		$2,824,882		$2,608,634		$2,567,934

An additional source of liquidity is marketable securities that First Commonwealth holds in its investment portfolio.  These securities are classified as "securities available for sale."  While First Commonwealth does not have specific intentions to sell these securities, they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of December 31, 2005, securities available for sale had an amortized cost of $1,866 million and an approximate fair value of $1,852 million.  Gross unrealized gains were $15,407 thousand and gross unrealized losses were $29,146 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Liquidity (Continued)

Based upon First Commonwealth's historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed more than adequate, as the company does not anticipate a need to liquidate the investments until maturity.  The following is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2005:

	Maturity Distribution of Securities Held to Maturity At Amortized Cost (Dollar Amounts in Thousands)

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*

Within 1 year	$2	$849	$30	$881	7.07%
After 1 but within 5 years	1,872	11,572	275	13,719	7.81%
After 5 but within 10 years	485	31,745	-0-	32,230	7.54%
After 10 years	119	40,808	-0-	40,927	6.65%

Total	$2,478	$84,974	$305	$87,757	7.16%

	Maturity Distribution of Securities Available for Sale At Amortized Cost (Dollar Amounts in Thousands)

	U.S. Treasury, and other U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*

Within 1 year	$69,248	$356	$29,894	$99,498	2.45%
After 1 but within 5 years	245,111	3,061	-0-	248,172	3.87%
After 5 but within 10 years	260,175	40,044	-0-	300,219	4.36%
After 10 years	832,171	150,844	234,821	1,217,836	5.12%

Total	$1,406,705	$194,305	$264,715	$1,865,725	4.69%

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

The cumulative gap at the 365-day repricing period was negative in the amount of $1,220 million or 20.25% of total assets at December 31, 2005.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of December 31, 2005 and 2004 (Dollar Amounts in Thousands):

	2005

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans...........................	$1,223,588	$204,682	$359,406	$1,787,676
Investments.....................	179,227	115,495	159,963	454,685
Other interest-earning assets...	2,048	-0-	-0-	2,048

Total interest-sensitive assets	1,404,863	320,177	519,369	2,244,409

Certificates of deposit.........	465,223	189,534	288,933	943,690
Other deposits..................	1,755,808	-0-	-0-	1,755,808
Borrowings......................	711,185	4,657	49,338	765,180

Total interest-sensitive liabilities	2,932,216	194,191	338,271	3,464,678

Gap.........................	$(1,527,353)	$125,986	$181,098	$(1,220,269)

ISA/ISL.........................	0.48	1.65	1.54	0.65
Gap/Total assets................	25.34%	2.09%	3.01%	20.25%

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

First Commonwealth's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat, and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a 200 basis point (2.00%) movement upward or downward which cannot result in more than a 5.0% decline in net interest income when compared to the base case.  The analysis at December 31, 2005, indicated that a 200 basis point (2.00%) increase in interest rates would decrease net interest income by 138 basis points (1.38%) below the base case scenario and a 200 basis point (2.00%) decrease

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Interest Sensitivity (Continued)

in interest rates would increase net interest income by 7 basis points (0.07%) above the base case scenario over the next twelve months, both within policy limits.

First Commonwealth's "Asset/Liability Management Committee" ("ALCO") is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position.  The primary objective of the ALCO process is to ensure that First Commonwealth's balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide the company with appropriate compensation for the assumption of those risks.  The ALCO attempts to mitigate interest rate risk through the use of strategies such as asset sales, asset and liability pricing and matched maturity funding.  First Commonwealth's senior management establishes the ALCO strategies.

First Commonwealth terminated its interest rate swaps during the fourth quarter of 2005; however, the ALCO continues to evaluate the use of future derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2005 were as follows (Dollar Amounts in Thousands):

	Within One Year	One to 5 Years	After 5 Years	Total

Commercial and industrial	$278,013	$145,589	$110,241	$533,843
Financial institutions	340	280	-0-	620
Real estate-construction	22,714	20,022	35,543	78,279
Real estate-commercial	102,266	207,788	677,744	987,798
Other	20,894	25,712	148,893	195,499

Totals	$424,227	$399,391	$972,421	$1,796,039

Loans at fixed interest rates		149,762	258,469
Loans at variable interest rates		249,629	713,952

Totals		$399,391	$972,421

Credit Review

Maintaining a high quality loan portfolio is of great importance to First Commonwealth.  First Commonwealth manages the risk characteristics of the loan portfolio through the use of prudent lending policies and procedures and monitors risk through a periodic review process provided by internal auditors, regulatory authorities and our loan review staff.  These reviews include the analysis of credit quality, diversification of industry, compliance to policies and procedures and an analysis of current economic conditions.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

In the management of its credit portfolio, First Commonwealth emphasizes the importance of the collectibility of loans and leases as well as asset and earnings diversification.  First Commonwealth immediately recognizes as a loss all credits judged to be uncollectible and has established an allowance for credit losses that may exist in the portfolio at a point in time, but have not been specifically identified.

First Commonwealth's written lending policy requires certain underwriting standards to be met prior to funding any loan, including requirements for credit analysis, collateral value coverage and documentation.  The principal factor used to determine potential borrowers' credit worthiness is business cash flows or consumer income available to service debt payments.  Secondary sources of repayment, including collateral and guarantees, are frequently obtained.

The lending policy provides limits for individual and bank committee lending authorities.  In addition to the bank loan approval process, requests for borrowing relationships that will exceed five million dollars must also be approved by First Commonwealth's Credit Committee.  This Committee consists of a minimum of three members of First Commonwealth's Board of Directors.  First Commonwealth has an additional level of approval for credit relationships between $1.0 million and $5.0 million.  This procedure requires approval of those credits by a committee consisting of senior lenders of First Commonwealth as well as the Credit Analysis Manager, a member of First Commonwealth's Board of Directors and First Commonwealth Bank's Asset Quality Manager.

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

Enhancements to First Commonwealth's methodology during 2004 resulted in reallocation of the allowance for credit losses from unallocated to specific loan categories.  While First Commonwealth consistently applies a comprehensive methodology and procedure, which is described in NOTE 1 (Statement of Accounting Policies) to the Consolidated Financial Statements, the allowance for credit loss methodologies incorporate management's current judgments about the credit quality of the loan portfolio as well as collection probabilities for problem credits.  Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicate changes in the expected future cash flows or changes in economic conditions.  The allowance for credit losses and the provision for credit losses are significant elements of First Commonwealth's financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis.  In addition, First Commonwealth maintains a system of internal controls which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures as well as generally accepted accounting principles.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

Since all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual credit or groups of credits, and the entire allowance is available to absorb any and all credit losses.  For analytical purposes, the following table sets forth an allocation of the allowance for credit losses at December 31 according to the categories indicated.  Management feels the unallocated portion of the reserve is necessary due to the uncertain economic and geo-political environment and its impact on a variety of sectors such as health care and lodging.  The unallocated allowance was reduced during 2004 as a result of methodology changes.

	Allocation of the Allowance for Credit Losses (Dollar Amounts in Thousands)

	2005	2004	2003	2002	2001

Commercial, industrial, financial, agricultural and other	$13,100	$13,422	$10,739	$7,856	$6,315
Real estate-construction	1,762	1,088	330	600	432
Real estate-commercial	14,260	13,099	11,361	7,201	9,808
Real estate-residential	4,792	8,759	4,910	5,294	7,379
Loans to individuals	4,533	3,806	4,614	3,035	3,845
Lease financing receivables	65	136	202	259	401
Unallocated	980	753	5,229	10,251	5,977

Total	$39,492	$41,063	$37,385	$34,496	$34,157

Allowance as percentage of average total loans	1.10%	1.26%	1.42%	1.33%	1.34%

The decrease in the allowance for residential real estate loans during 2005 was partially due to an improvement in loans that were 30 days or more past due.  In addition, the decrease was due in part to enhancements that were made to the methodology in 2005.  These enhancements were an extension of the methodology changes that were made in 2004.  The allowance for credit losses in 2005 was also impacted by the removal of two credits from the specific reserve and the improvement in overall historical trends of charge-offs and 30-day past due credits.  The decrease in the allowance as a percent of average loans in 2004 reflected the trend of improvement in nonperforming loans, net charge-offs and lower levels of the allowance being allocated to larger classified credits.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Credit Review (Continued)

	Nonperforming and Impaired Assets and Effect on Interest Income Due to Nonaccrual (Dollar Amounts in Thousands)

	2005	2004	2003	2002	2001

Loans on nonaccrual basis	$11,391	$10,732	$12,459	$23,450	$22,899
Past due more than 90 days	13,977	14,671	10,586	14,774	17,781
Renegotiated loans	173	183	195	207	832

Total nonperforming loans	$25,541	$25,586	$23,240	$38,431	$41,512

Nonperforming loans as a percentage of total loans	0.70%	0.73%	0.82%	1.47%	1.62%

Allowance as percentage of nonperforming loans	154.62%	160.49%	160.86%	89.76%	82.28%

Other real estate owned	$1,655	$1,814	$1,866	$1,651	$1,619

Gross income that would have been recorded at original rates	$2,344	$1,757	$1,962	$1,542	$1,422

Interest that was reflected in income	506	307	1,185	286	750

Net reduction to interest income due to nonaccrual	$1,838	$1,450	$777	$1,256	$672

The reduction of income due to renegotiated loans was less than $50 thousand in any year presented.

Nonperforming loan levels remained relatively stable from December 31, 2004 to December 31, 2005; however, an increase of $659 thousand was noted in nonaccrual loans, while a decrease of $694 thousand was noted in past due loans.  The increase in nonaccrual loans was largely due to commercial loans not secured by real estate.  The decrease in past due loans was largely due to commercial loans not secured by real estate and construction loans.

First Commonwealth's loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages.  First Commonwealth has a "Watch List Committee" which includes credit workout officers of the bank.  The Watch List Committee reviews watch list credits for workout progress or deterioration.  Loan loss adequacy and the status of significant nonperforming credits are monitored on a quarterly basis by a committee made up of senior officers of the bank and parent company.  These committees were established to provide additional internal monitoring and analysis in addition to that provided by the Credit Committees of the bank and parent company.  Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements and its previously described committee structure.  Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.  Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Capital Resources

Equity capital stood at $521.0 million at December 31, 2005, a $10.9 million decrease compared to December 31, 2004.  Dividends declared reduced equity by $46.6 million during 2005 as dividends were increased over 2004 levels.  The dividends per share of $0.665 for 2005 represented a 3.1% increase over the 2004 dividends.  Retained net income in the amount of $11.2 million remained in permanent capital to fund future growth and expansion.

Besides dividends, the most significant component that contributed to the decrease in equity was the market value adjustment to securities available for sale, which decreased equity by $19.0 million for the period.  Other contributing components to the equity decrease included additional advances by First Commonwealth's Employee Stock Ownership Plan ("ESOP") to fund the acquisition of First Commonwealth's common stock for future distribution as employee compensation, net of long-term debt payments and fair value adjustments to unearned ESOP shares, which decreased equity by $7.3 million and amounts paid to fund the discount on reinvested dividends, which reduced equity by $891 thousand.  The decreases in equity were partially offset by increases in equity due to proceeds from the issuance of treasury shares to provide for stock options exercised, which increased equity by $5.1 million during 2005, and the tax benefit related to stock options, which increased equity by $462 thousand.

Equity capital was also impacted during 2005 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This contingent payment of First Commonwealth's common stock was the third of four scheduled annual installments.

A capital base can be considered adequate when it enables First Commonwealth to intermediate funds responsibly and provide related services while protecting against future uncertainties.  The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management caliber.  In consideration of these factors, management's primary emphasis with respect to First Commonwealth's capital position is to maintain an adequate and stable ratio of equity to assets.  See NOTE 31 (Regulatory Restrictions and Capital Adequacy) to the Consolidated Financial Statements for an analysis of regulatory capital guidelines and First Commonwealth's capital ratios relative to these measurement standards.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (Continued)

Risk Management

In the normal course of business First Commonwealth assumes various types of risk.  First Commonwealth has identified twenty-six standard risks which have been summarized into seven major risk categories.  The seven major risk categories include credit risk, market risk, liquidity risk, compliance/legal risk, operational risk, reputation risk and strategic risk.  Credit risk, market risk and liquidity risk are discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations section.  The remaining major risk categories are defined as follows:  compliance/legal risk - the risk arising from violations of, or noncompliance with laws, rules, regulations, prescribed practices, or ethical standards; operational risk - threat created by inadequate information systems, operational problems, weak internal control systems, fraud, or any other unforeseen catastrophes; reputation risk - the risk to earnings or capital arising from negative public opinion; and strategic risk - the risk arising from adverse business decisions or improper implementation of those decisions.  These factors and others could impact First Commonwealth's business, financial condition and results of operation.

Corporate management has taken strong and wide-ranging actions to enhance the awareness of and proactively manage risk within the company.  In addition to establishing a comprehensive policy and procedure manual that is updated and regularly communicated throughout First Commonwealth, the Executive Vice President, Chief Risk Officer, oversees all aspects of the risk process.  Our committee structure embraces a risk management culture, which begins with the Risk Committee that provides oversight and monitoring of key risk areas.  The Risk Committee, which is chaired by the Executive Vice President, Chief Risk Officer, and has representation from all of the disciplines across the organization, meets to discuss and assess current and emerging risks as well as to identify solutions and mitigants.  Credit quality and loan loss adequacy issues are addressed by the Credit Quality, Watch List and Loan Loss Reserve committees.  Additional committees include Security, which is responsible for coordinating the security program; Privacy, which focuses on safeguarding client information; Asset Liability Management, which monitors interest rate and liquidity risks; Policies and Procedures, which reviews and approves policies and procedures prior to Board approval; Fraud Prevention, which ensures that First Commonwealth is taking appropriate action in both preventive and detective measures to identify and deal with potentially fraudulent activity; Business Continuity, which plans to provide structure to First Commonwealth's response during emergency situations; and Disclosure, which evaluates internal controls regarding information utilized in certain regulatory reports, as well as reviewing those reports and the disclosure process to ensure that disclosures are timely, complete and accurate.

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

With these processes in place First Commonwealth believes that its objective of establishing a risk culture that identifies, measures, controls and monitors events or actions that may adversely affect our organization has been achieved.  Our goal is not to eliminate risk but to understand fully the risk that First Commonwealth is assuming and appropriately manage those risks.

Inflation and Changing Prices

Management is aware of the impact inflation has on interest rates and therefore, the impact it can have on a bank's performance.  The ability of a financial institution to cope with inflation can only be determined by analyzing and monitoring its asset and liability structure.  First Commonwealth monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance.  However the asset and liability structure of a financial institution is substantially different from an industrial corporation in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in general price levels.  Examples of monetary items include cash, loans and deposits.  Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes.  Examples of nonmonetary items are premises and equipment.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands)

	December 31,
	2005	2004
ASSETS
Cash and due from banks.........................................	$84,555	$79,591
Interest-bearing bank deposits..................................	473	2,403
Federal funds sold..............................................	1,575	-0-
Securities available for sale, at market........................	1,851,986	2,162,313
Securities held to maturity, at amortized cost, (Market value $89,804 in 2005 and $81,886 in 2004).............	87,757	78,164

Loans:
Portfolio loans...............................................	3,623,102	3,512,774
Loans held for sale...........................................	1,276	2,311
Unearned income...............................................	(119)	(252)
Allowance for credit losses...................................	(39,492)	(41,063)

Net loans................................................	3,584,767	3,473,770

Premises and equipment..........................................	60,860	56,965
Other real estate owned.........................................	1,655	1,814
Goodwill........................................................	122,702	123,607
Amortizing intangibles, net.....................................	15,251	17,513
Other assets....................................................	214,739	202,338

Total assets..........................................	$6,026,320	$6,198,478

LIABILITIES
Deposits (all domestic):
Noninterest-bearing...........................................	$491,644	$480,843
Interest-bearing..............................................	3,504,908	3,363,632

Total deposits...........................................	3,996,552	3,844,475

Short-term borrowings...........................................	665,665	946,474
Other liabilities...............................................	43,314	35,977

Subordinated debentures.........................................	108,250	108,250
Other long-term debt............................................	691,494	731,324

Total long-term debt.....................................	799,744	839,574

Total liabilities.....................................	5,505,275	5,666,500

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued.......................................	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 71,978,568 shares issued and 70,377,916 shares outstanding in 2005; 71,978,568 shares issued and 69,868,908 shares outstanding in 2004.......................................................	71,978	71,978
Additional paid-in capital......................................	173,967	175,453
Retained earnings...............................................	318,569	307,363
Accumulated other comprehensive income (loss)...................	(9,655)	10,002
Treasury stock (1,600,652 and 2,109,660 shares at December 31, 2005 and 2004,respectively, at cost)...............................	(20,214)	(26,643)
Unearned ESOP shares............................................	(13,600)	(6,175)

Total shareholders' equity............................	521,045	531,978

Total liabilities and shareholders' equity.........	$6,026,320	$6,198,478

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003
Interest Income
Interest and fees on loans.......................	$222,090	$189,629	$164,441
Interest and dividends on investments:
Taxable interest...............................	74,864	75,309	66,716
Interest exempt from Federal income taxes......	12,699	11,447	10,561
Dividends......................................	2,225	1,600	2,038
Interest on Federal funds sold...................	161	6	4
Interest on bank deposits........................	29	34	13

Total interest income..........................	312,068	278,025	243,773

Interest Expense
Interest on deposits.............................	79,070	58,890	60,100
Interest on short-term borrowings................	24,305	11,989	6,755

Interest on subordinated debentures..............	7,867	6,778	3,560
Interest on other long-term debt.................	27,376	33,033	29,826

Total interest on long-term debt...............	35,243	39,811	33,386

Total interest expense.......................	138,618	110,690	100,241

Net interest income................................	173,450	167,335	143,532
Provision for credit losses......................	8,628	8,070	12,770

Net interest income after provision for credit losses.............................................	164,822	159,265	130,762

Other Income
Net securities gains (losses)....................	(7,673)	4,077	5,851
Trust income.....................................	5,526	5,254	5,142
Service charges on deposits......................	15,710	14,975	13,013
Gain on sale of branches.........................	11,832	-0-	3,041
Gain on sale of merchant services business.......	1,991	-0-	-0-
Insurance commissions............................	3,423	3,387	3,305
Income from bank owned life insurance............	5,391	5,157	4,342
Merchant discount income.........................	1,349	3,638	3,557
Card related interchange income..................	4,881	3,579	2,537
Other income.....................................	7,795	7,582	7,656

Total other income.............................	50,225	47,649	48,444

Other Expenses
Salaries and employee benefits...................	73,522	68,916	61,144
Net occupancy expense............................	10,988	9,656	7,456
Furniture and equipment expense..................	11,578	11,688	10,096
Data processing expense..........................	3,535	3,808	2,520
Pennsylvania shares tax expense..................	4,876	4,532	4,301
Intangible amortization..........................	2,262	1,443	43
Litigation settlement............................	-0-	-0-	(610)
Restructuring charges............................	5,437	-0-	-0-
Merger and integration charges...................	-0-	2,125	-0-
Debt prepayment fees.............................	-0-	29,495	-0-
Other operating expenses.........................	31,756	32,892	27,705

Total other expenses...........................	143,954	164,555	112,655

Income before income taxes.........................	71,093	42,359	66,551
Applicable income taxes..........................	13,257	3,707	13,251

Net Income.........................................	$57,836	$38,652	$53,300

Average Shares Outstanding.........................	69,276,141	65,887,611	59,002,277
Average Shares Outstanding Assuming Dilution.......	69,835,285	66,487,516	59,387,055

Per Share Data:
Basic Earnings Per Share.........................	$0.83	$0.59	$0.90
Diluted Earnings Per Share.......................	$0.83	$0.58	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance at December 31, 2002	$62,525	$64,885	$296,165	$25,851	$(44,981)	$(3,055)	$401,390

Comprehensive income
Net income	-0-	-0-	53,300	-0-	-0-	-0-	53,300
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(6,951)	-0-	-0-	(6,951)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(3,734)	-0-	-0-	(3,734)
Unrealized holding gains on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	7	-0-	-0-	7

Total other comprehensive income (loss)	-0-	-0-	-0-	(10,678)	-0-	-0-	(10,678)

Total comprehensive income	-0-	-0-	53,300	(10,678)	-0-	-0-	42,622
Cash dividends declared	-0-	-0-	(37,204)	-0-	-0-	-0-	(37,204)
Decrease in unearned ESOP shares	-0-	120	-0-	-0-	-0-	1,061	1,181
Discount on dividend reinvestment plan purchases	-0-	(706)	-0-	-0-	-0-	-0-	(706)
Treasury stock reissued	-0-	(1,076)	-0-	-0-	7,202	-0-	6,126
Tax benefit of stock options	-0-	535	-0-	-0-	-0-	-0-	535
Stock issued for acquisition	1,179	15,823	-0-	-0-	-0-	-0-	17,002

Balance at December 31, 2003	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance at December 31, 2003	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946

Comprehensive income
Net income	-0-	-0-	38,652	-0-	-0-	-0-	38,652
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(2,420)	-0-	-0-	(2,420)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,633)	-0-	-0-	(2,633)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(118)	-0-	-0-	(118)

Total other comprehensive income (loss)	-0-	-0-	-0-	(5,171)	-0-	-0-	(5,171)

Total comprehensive income	-0-	-0-	38,652	(5,171)	-0-	-0-	33,481
Cash dividends declared	-0-	-0-	(43,550)	-0-	-0-	-0-	(43,550)
Net increase in unearned ESOP shares	-0-	262	-0-	-0-	-0-	(4,181)	(3,919)
Discount on dividend reinvestment plan purchases	-0-	(816)	-0-	-0-	-0-	-0-	(816)
Treasury stock acquired	-0-	-0-	-0-	-0-	(514)	-0-	(514)
Treasury stock reissued	-0-	(1,768)	-0-	-0-	11,650	-0-	9,882
Tax benefit of stock options	-0-	1,238	-0-	-0-	-0-	-0-	1,238
Stock issued for acquisition	8,274	96,956	-0-	-0-	-0-	-0-	105,230

Balance at December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(Dollar Amounts in Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance at December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978

Comprehensive income
Net income	-0-	-0-	57,836	-0-	-0-	-0-	57,836
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(24,050)	-0-	-0-	(24,050)
Less: reclassification adjustment for (gains) losses on securities included in net income	-0-	-0-	-0-	5,008	-0-	-0-	5,008
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(615)	-0-	-0-	(615)

Total other comprehensive income (loss)	-0-	-0-	-0-	(19,657)	-0-	-0-	(19,657)

Total comprehensive income	-0-	-0-	57,836	(19,657)	-0-	-0-	38,179
Cash dividends declared	-0-	-0-	(46,630)	-0-	-0-	-0-	(46,630)
Net increase in unearned ESOP shares	-0-	119	-0-	-0-	-0-	(7,425)	(7,306)
Discount on dividend reinvestment plan purchases	-0-	(891)	-0-	-0-	-0-	-0-	(891)
Treasury stock reissued	-0-	(1,176)	-0-	-0-	6,429	-0-	5,253
Tax benefit of stock options	-0-	462	-0-	-0-	-0-	-0-	462

Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Years Ended December 31,

	2005	2004	2003
Operating Activities
Net income...........................................	$57,836	$38,652	$53,300
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for credit losses........................	8,628	8,070	12,770
Depreciation and amortization......................	10,884	9,488	7,498
Net losses (gains) on sales of securities and other assets.....................................	6,687	(4,197)	(6,483)
Net gains on sales of branches.....................	(11,832)	-0-	(3,034)
Net gains on sale of merchant services business....	(1,991)	-0-	-0-
Income from increase in cash surrender value of bank owned life insurance...................................	(5,391)	(5,157)	(4,342)
Stock option tax benefit..............................	462	1,239	535
Changes net of acquisition:
Decrease (increase) in interest receivable.........	(887)	1,212	3,754
Increase (decrease) in interest payable............	2,252	(39)	(1,120)
Increase (decrease) in income taxes payable........	3,888	(1,976)	(843)
Net decrease in loans held for sale................	1,036	644	2,484
Change in deferred taxes...........................	107	(1,858)	(2,235)
Other-net..........................................	5,021	(6,855)	(2,525)

Net cash provided by operating activities........	76,700	39,223	59,759

Investing Activities
Changes net of acquisition:
Transactions with securities held to maturity:
Sales..............................................	-0-	-0-	-0-
Maturities and redemptions.........................	10,967	31,649	93,700
Purchases of investment securities.................	(20,530)	(5,542)	-0-
Transactions with securities available for sale:
Sales..............................................	328,791	115,726	62,941
Maturities and redemptions.........................	402,503	730,494	954,406
Purchases of investment securities.................	(457,967)	(755,364)	(1,414,519)
Proceeds from sales of other assets..................	10,516	11,703	11,876
Proceeds from sale of merchant services business.....	2,000	-0-	-0-
Acquisition of affiliate, net of cash received.......	-0-	(70,872)	7,859
Net decrease in interest-bearing bank deposits.......	1,930	4,874	4,135
Net decrease (increase) in loans.....................	(131,472)	(179,939)	2,775
Purchases of premises and equipment..................	(14,371)	(12,041)	(5,227)

Net cash provided (used) by investing activities...	132,367	(129,312)	(282,054)

Financing Activities
Changes net of acquisition:
Proceeds from issuance of other long-term debt.......	37,000	283,486	10,000
Repayments of other long-term debt...................	(84,255)	(482,150)	(12,500)
Proceeds from issuance of subordinated debentures....	-0-	41,238	30,929
Repayments of subordinated debentures................	-0-	(8,292)	-0-
Discount on dividend reinvestment plan purchases.....	(891)	(816)	(706)
Dividends paid.......................................	(46,193)	(41,736)	(36,630)
Net increase (decrease) in Federal funds purchased...	4,775	21,650	(37,500)
Net increase (decrease) in other short-term borrowings.........................................	(285,584)	237,102	202,562
Sale of branch and deposits, net of cash received....	(110,483)	-0-	(21,288)
Reissuance of treasury stock.........................	5,050	9,679	5,923
Net increase in deposits.............................	278,053	27,009	82,901

Net cash provided (used) by financing activities...	(202,528)	87,170	223,691

Net increase (decrease) in cash and cash equivalents......................................	6,539	(2,919)	1,396

Cash and cash equivalents at January 1...............	79,591	82,510	81,114

Cash and cash equivalents at December 31.............	$86,130	$79,591	$82,510

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies

GENERAL

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation and its subsidiaries ("First Commonwealth") contained in this report.

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

Through its subsidiaries, which include one commercial bank, a nondepository trust company, insurance agency and financial advisor, First Commonwealth provides a full range of loan, deposit, trust, insurance and financial advisory services primarily to individuals and small to middle-market businesses in fifteen counties in central and western Pennsylvania.  Under current conditions, First Commonwealth is reporting one business segment.

First Commonwealth is subject to regulations of certain state and federal agencies.  These regulatory agencies periodically examine First Commonwealth for adherence to laws and regulations.  As a consequence, the cost of doing business may be affected.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its wholly owned subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

First Commonwealth determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 ("ARB 51"), "Consolidated Financial Statements," or a controlling financial interest in a variable interest entity ("VIE") by considering the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," issued in January 2003, and FIN 46 (Revised 2003) ("FIN 46R") issued in December 2003.  Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Basis of Presentation (Continued)

the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both.  Refer to NOTE 16 (Variable Interest Entities) for additional information related to FIN 46 and FIN 46R.

The investment in non-consolidated VIE's and investment in corporations with voting interest of 20% to 50% are accounted for using the equity method of accounting.

Securities

Debt securities that First Commonwealth has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

First Commonwealth has securities classified as either held-to-maturity or available-for-sale and does not engage in trading activities.  First Commonwealth utilizes the average cost method to determine the net gain or loss on the sale of securities

First Commonwealth conducts a comprehensive review of the investment portfolio on a quarterly basis to determine whether an other-than-temporary impairment has occurred.  Issuer-specific securities whose market values have fallen below their book values are initially selected for more in depth analysis based on the percentage decline in value and duration of the decline.  Further analysis could include a review of research reports, analysts' recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes and any other relevant information pertaining to the affected security.  Based on this review, a determination is made on a case by case basis as to a potential impairment.  Declines in the market value of individual securities below their cost that are deemed other-than-temporary will result in write-downs of the individual securities to their fair value.  The related write-downs would be included in earnings as realized losses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Loans

Loans are carried at the principal amount outstanding.  Unearned income on installment loans and leases is taken into income on a declining basis, which results in an approximately level rate of return over the life of the loan or lease.  Interest is accrued as earned on nondiscounted loans.

First Commonwealth considers a loan to be past due and still accruing interest when payment of interest or principal is contractually past due but the loan is well secured and in the process of collection.  For installment, mortgage, term and other loans with amortizing payments that are scheduled monthly, 90 days past due is reached when four monthly payments are due and unpaid.  For demand, time and other multi-payment obligations with payments scheduled other than monthly, delinquency status is calculated using number of days instead of number of payments.  Revolving credit loans, including personal credit lines and home equity lines, are considered to be 90 days past due when the borrower has not made the minimum payment for four billing cycles.

A loan is placed in nonaccrual status when, based on current information and events, it is probable that First Commonwealth will be unable to fully collect principal or interest due according to the contractual terms of the loan.  A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a "cash basis" due to the weakened financial condition of the borrower.  When a determination is made to place a loan in nonaccrual status, all accrued and unpaid interest for the current year is reversed against interest income and uncollected interest for previous years is charged against the allowance for credit losses.  Generally, consumer and residential mortgage loans, which are well-secured and/or in the process of collection, are not normally placed in nonaccrual status.  Nonaccrual loans are restored to accrual status when, based on a sustained period of repayment by the borrower in accordance with the contractual terms of the loan, First Commonwealth expects repayment of the remaining contractual principal and interest, or when the loan otherwise becomes well-secured and in the process of collection.

First Commonwealth considers a loan to be renegotiated when the loan terms have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and the loan is in compliance with the restructured terms.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Loans (Continued)

First Commonwealth considers a loan to be impaired when, based on current information and events, it is probable that the company will be unable to collect principal or interest that is due in accordance with contractual terms of the loan.  Impaired loans include nonaccrual loans and renegotiated loans.  Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Mortgage Servicing Rights

When First Commonwealth purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights, the company measures the mortgage servicing rights at cost by allocating the cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights) based on their relative fair values at the date of purchase or origination.  When First Commonwealth does not have a definitive plan at the purchase or origination date and later sells or securitizes the mortgage loans and retains the mortgage servicing rights, the company allocates the amortized cost of the mortgage loans between the mortgage servicing rights and the mortgage loans (without mortgage servicing rights) based on their relative fair values at the date of sale.  The amount capitalized as the right to service mortgage loans is recognized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income (servicing revenue in excess of servicing cost).  Generally, First Commonwealth sells mortgages with servicing released.  Mortgage servicing rights are periodically evaluated for impairment based on fair values.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
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

Allowance for Credit Losses

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses that are inherent in the loan and lease portfolios at each balance sheet date.  First Commonwealth's management and Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses.  First Commonwealth's methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements.  These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors, all of which may be susceptible to significant changes.  While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

Substandard loans are those with a well-defined weakness or a weakness that jeopardizes the repayment of the debt.  A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity.  Loans for which repayment plans have not been met or collateral equity margins do not protect First Commonwealth may also be classified as substandard.  Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable.  Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined.  Loans rated as doubtful, in whole or in part, are placed in nonaccrual status.  Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses at the next meeting of First Commonwealth's Credit Committee after placement in this category.  There were no loans classified as loss on the primary watch list as of December 31, 2005.  First Commonwealth consistently applies the following comprehensive methodology and procedure for determining the allowance at the subsidiary bank level.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

Classified loans on the primary watch list are analyzed to determine the level of potential loss in the credits under current circumstances.  The potential loss that is established for these classified loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor.  Primary watch list loans are managed and monitored by assigned account officers within First Commonwealth in conjunction with senior management.

A specific reserve is established for impaired loans that is equal to the total amount of potential unconfirmed losses for the impaired loans that are reviewed.  All impaired credits in excess of $100 are individually reviewed.  Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the impaired loan balances that are not reviewed.

A reserve is established for primary watch list loans that are classified as substandard (and still accruing interest) and Other Assets Especially Mentioned ("OAEM").  The reserve on these substandard and OAEM loans is calculated as the historical average amount of potential unconfirmed losses for the loans similar to those that are reviewed.  The historical percentage is based on an eight quarter weighted average calculation.

The allowance based on historical trends uses charge-off experience of First Commonwealth to estimate potential unconfirmed losses in the balances of the loan and lease portfolios.  The historical loss experience percentage is based on the charge-off history for the greater of the eight most recent quarters or the twenty most recent quarters.  The historical loss percentages are adjusted for loss emergence periods based on the type of loan.  Adjusted historical loss experience percentages are applied to non-classified loans from the primary watch list, as well as all other loans and leases which are not on the watch list, to obtain the portion of the allowance for credit losses which is based on historical trends.  Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.

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
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

changes in the trends or levels of delinquency, unusual repossession activities or large levels of unsecured loans in a portfolio.

First Commonwealth also maintains an unallocated allowance.  The unallocated allowance is used to cover any factors or conditions that may cause a potential credit loss but are not specifically identifiable or considered in the methodology that was defined above.  These factors include, but are not limited to potential judgment or data errors or factors not yet considered in First Commonwealth's methodology.  No matter how detailed an analysis of potential credit losses is performed these estimates by definition lack precision.  Management must make estimates using assumptions and information that is often subjective and changing rapidly.

Bank Owned Life Insurance

First Commonwealth purchased insurance on the lives of certain groups of employees.  The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care.  Increases in the cash surrender value are recorded as "Other Income" in the Consolidated Statements of Income.  The cash surrender value of bank owned life insurance is reflected in "Other Assets" on the Consolidated Balance Sheets in the amount of $129,871 and $124,932 at December 31, 2005 and 2004, respectively.  During 2005, First Commonwealth also recorded a liability which represents the net present value of future expected payments for a portion of the death benefit for which the insured employee has designated a beneficiary.  This liability in the amount of $784 is reflected in "Other Liabilities" on the Consolidated Balance Sheet and has been included in "Salaries and Employee Benefits" on the Consolidated Statements of Income.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization on First Commonwealth's Consolidated Balance Sheet.  Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset.  Accelerated depreciation methods are used for furniture and equipment while the straight-line depreciation method is used for buildings and improvements. Charges for maintenance and repairs are expensed as incurred.  Where a lease is involved, amortization expense is charged over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

First Commonwealth records computer software in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."  The statement identifies the following three stages of software development:  the preliminary project stage, the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Premises and Equipment (Continued)

application development stage and the post-implementation stage.  In compliance with SOP 98-1, First Commonwealth expenses costs that are incurred during the preliminary project stage and capitalizes certain costs that are incurred during the application development stage.  Once software is in operation, maintenance costs are expensed over the maintenance period while upgrades that result in additional functionality or enhancements are capitalized.  Training and data conversion costs are expensed as incurred.  Capitalized costs are amortized on a straight-line basis over a period of 3-7 years, depending on the life of the software license.

Business Combinations

First Commonwealth accounts for business combinations in accordance with the FASB Statement No. 141 ("FAS No. 141"), "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001.  Under the purchase method, net assets of the business acquired are recorded at their estimated fair value as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets that are acquired recorded as goodwill.  Results of acquired business are included in First Commonwealth's income statement from the date of the acquisition.

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

Accounting for the Impairment of Long-Lived Assets

First Commonwealth reviews long-lived assets, such as premises and equipment and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  These changes in circumstances may include a significant decrease in the market value of an asset or the extent or manner in which an asset is used.  If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair market value of the asset.  Long-lived assets classified as held for sale are

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Accounting for the Impairment of Long-Lived Assets (Continued)

measured at the lower of their carrying amount or fair value less cost to sell.  Depreciation or amortization is discontinued on long-lived assets classified as held for sale.

Income Taxes

First Commonwealth records taxes in accordance with the asset and liability method utilized by FASB Statement No. 109 ("FAS No. 109"), "Accounting for Income Taxes," whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws.  Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

Comprehensive Income Disclosures

"Other Comprehensive Income" (comprehensive income, excluding net income) includes two components, the change in unrealized holding gains and losses on available for sale securities and the change in unrealized gains and losses on derivatives used in cashflow hedging relationships.  Both components of other comprehensive income are reported net of related tax effects in the Statement of Changes in Shareholders' Equity.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold.  Generally, Federal funds are sold for one-day periods.

Employee Stock Ownership Plan

Accounting treatment for First Commonwealth's Employee Stock Ownership Plan ("ESOP") described in NOTE 27 (Unearned ESOP Shares) follows Statement of Position 93-6 ("SOP 93-6"), "Employers Accounting for Employee Stock Ownership Plans," for ESOP shares acquired after December 31, 1992 ("new shares").  First Commonwealth has elected, as permitted under SOP 93-6, not to adopt this statement for ESOP shares acquired on or before December 31, 1992 ("old shares").

ESOP shares purchased subject to debt guaranteed by First Commonwealth are recorded as a reduction of common shareholders' equity by charging unearned ESOP shares.  As shares are committed to be released to the ESOP Trust for allocation to plan participants, unearned ESOP shares is credited for the average cost of the shares to the ESOP.  Compensation cost recognized for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Ownership Plan (Continued)

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No.123 (Revised) ("FAS 123(R)"), "Share-Based Payment."  FAS 123(R) replaces FAS 123 and supersedes APB 25.  FAS 123(R) will require companies to measure compensation costs for all share-based payments, including employee stock options, using the fair value method.  FAS 123(R) applies to new awards and to awards modified, repurchased or cancelled

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Employee Stock Option Plan (Continued)

after the required effective date.  Public companies that used the fair value method for either recognition or disclosure under FAS 123 will apply FAS 123(R) using a modified prospective application.  Under the modified prospective application, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS 123 for either recognition or pro forma disclosures.  For periods before the required effective date, those companies may elect to apply a modified retrospective application.  Under the modified retrospective application method, financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FAS 123.  According to FAS 123(R), the grant-date fair value of stock options will be recognized as compensation expense in the company's income statement over the requisite service period or the vesting period.  FAS 123(R) will become effective at the beginning of the next fiscal year that begins after June 15, 2005, or beginning on January 1, 2006.  The adoption of FAS 123(R) is not expected to have a material impact on First Commonwealth's financial condition or results of operations.   See NOTE 28 (Stock Option Plan) for additional information on the Employee Stock Option Plan.

The following table illustrates the effect on net income and earnings per share if First Commonwealth had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation:

	December 31,

	2005	2004	2003

Net income, as reported	$57,836	$38,652	$53,300
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(43)	(38)	(1,352)

Pro forma net income	$57,793	$38,614	$51,948

Earnings per share:
Basic - as reported	$0.83	$0.59	$0.90

Basic - pro forma	$0.83	$0.59	$0.88

Diluted - as reported	$0.83	$0.58	$0.90

Diluted - pro forma	$0.83	$0.58	$0.87

Average shares outstanding	69,276,141	65,887,611	59,002,277
Average shares outstanding assuming dilution	69,835,285	66,487,516	59,387,055

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 1--Statement of Accounting Policies (Continued)

Derivative Instruments and Hedging Activities

First Commonwealth accounts for derivative instruments and hedging activities utilizing guidelines established in FASB Statement No. 133 ("FASB No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended.  First Commonwealth recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value.  Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in "Other Comprehensive Income," net of deferred taxes.  Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts.  Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where First Commonwealth has intent to sell to an outside investor.  Due to the  short-term nature of these loan commitments and the minimal historical dollar amount of commitments outstanding, the corresponding impact on First Commonwealth's financial condition and results of operation has not been material.  As of December 31, 2005, First Commonwealth had no freestanding derivative or hedging instruments.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 2--New Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1 ("FSP FAS 115-1 and FAS 124-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  FSP FAS 115-1 and FAS 124-1 provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings.  Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.  FSP FAS 115-1 and FAS 124-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The implementation of FSP FAS 115-1 and FAS 124-1 did not have a material impact on First Commonwealth's financial condition or results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer."  SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, where it is probable that the company will be unable to collect all contractual cash flows on the loan.  SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment.  Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.  This guidance was effective for loans acquired in fiscal years beginning after December 15, 2004 and did not have a material impact on First Commonwealth's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 2--New Accounting Pronouncements (Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("FAS 154"), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  As it states in the title, FAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements."  FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  Unlike APB Opinion No. 20, FAS 154 requires changes in accounting principle to have retrospective application to the financial statements from prior periods to which the change applies unless it is impracticable.  FAS 154 will be effective for accounting changes and corrections of errors that will be made in fiscal years beginning after December 31, 2005.  First Commonwealth does not expect the implementation of FAS 154 to have a material impact on its financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 3--Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity:

	December 31, 2005			December 31, 2004			December 31, 2003

	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(37,000)	$12,950	$(24,050)	$(3,723)	$1,303	$(2,420)	$(10,693)	$3,742	$(6,951)
Less: reclassification adjustment for (gains) losses realized in net income	7,705	(2,697)	5,008	(4,051)	1,418	(2,633)	(5,745)	2,011	(3,734)

Unrealized gains (losses) on derivatives used in cash flow hedging relationships:
Unrealized holding gains (losses) arising during the period	(946)	331	(615)	(182)	64	(118)	11	(4)	7

Net unrealized gains (losses)	(30,241)	10,584	(19,657)	(7,956)	2,785	(5,171)	(16,427)	5,749	(10,678)

Other comprehensive income (loss)	$(30,241)	$10,584	$(19,657)	$(7,956)	$2,785	$(5,171)	$(16,427)	$5,749	$(10,678)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 4--Supplemental Cash Flow Disclosures

	2005	2004	2003
Cash paid during the year for:
Interest	$136,367	$110,729	$101,361
Income taxes	$9,040	$6,302	$16,080

Noncash investing and financing activities:
ESOP loan reductions	$1,061	$1,332	$1,061
ESOP borrowings	$8,486	$5,513	$-0-

Loans transferred to other real estate owned and repossessed assets	$5,388	$4,613	$4,270

Gross decrease in market value adjustment to securities available for sale	$(29,295)	$(7,774)	$(16,438)

Gross increase (decrease) in market value adjustment of derivative instruments	$(946)	$(182)	$11

Treasury stock reissued for business combination	$203	$203	$203

NOTE 5--Restructuring Charges

In July 2005, an Executive Officer of First Commonwealth, executed his rights under a previously disclosed employment contract.  First Commonwealth accrued expenses of $700 related to this contract.  These expenses are included as restructuring charges in First Commonwealth's Consolidated Statement of Income.  In addition to payments to the executive, this amount includes First Commonwealth's portion of hospitalization costs and employer payroll taxes.  Under terms of the agreement, payments will begin within 90 days and will follow First Commonwealth's normal payroll cycle for a period of 24 months.

In September 2005 following the resignation, First Commonwealth announced that the Board of Directors approved a plan to reorganize the operating affiliates of the company.    As part of this reorganization, First Commonwealth streamlined its organizational structure on January 1, 2006, by merging its wholly owned subsidiaries First Commonwealth Trust Company, First Commonwealth Systems Corporation, and First Commonwealth Professional Resources, Inc. with and into First Commonwealth Bank, its principal operating subsidiary.  The reorganization initiative is an extension of First Commonwealth's continuing effort to unify, streamline and simplify its business structure and operations, which have been built principally through 15 mergers and acquisitions during the past 23 years.  The new structure will help expedite strategic business and operational decisions and create a more nimble organization capable of responding more rapidly to evolving and dynamic market conditions.  The 2005 period includes one-time

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 5--Restructuring Charges (Continued)

termination benefits of $4,737 related to the reorganization initiative and are included as restructuring charges in First Commonwealth's Consolidated Statement of Income.  One-time termination benefits include severance payments, hospitalization costs and payroll taxes.  No additional charges related to this plan are expected in future periods.  The restructuring charges were for 72 employees whose positions were eliminated as part of the reorganization initiative.

The costs related to First Commonwealth's management changes and reorganization initiative were recorded in accordance with FASB Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  The restructuring and other management changes are expected to result in prospective annual pretax cost savings of $3,387.

The following is a summary of the 2005 restructuring liability:

Restructuring liability as of January 1, 2005	$-0-
Accrual related to management contract	700
Accrual related to reorganization initiative	4,737
One-time benefit payments during 2005	(2,122)

Restructuring liability as of December 31, 2005	$3,315

NOTE 6--Merger and Integration Charges

During 2004, First Commonwealth recorded merger and integration charges totaling $2,125 ($1,381, net of taxes).  The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. ("PFC"). The charges included $485 related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC and were called and paid off in January of 2004.  Also included in the merger and integration charges were $1,640 in salary and benefit severance expenses that were accrued during the first nine months of 2004.  The severance costs were for 23 employees whose positions were eliminated as part of the acquisition.

NOTE 7--Branch Sale

In June 2005, First Commonwealth Bank, a wholly owned subsidiary of First Commonwealth Financial Corporation, sold a branch office located in State College, PA.  Under the terms of the purchase and assumption agreement, $17,618 of deposit liabilities associated with the office were sold.  The transaction generated a pre-tax gain of approximately $3,090 ($2,009 after taxes) that included the premium on deposits and the gain on the sale of premises and equipment.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 7--Branch Sale (Continued)

First Commonwealth Bank completed an additional branch sale transaction in November 2005.  Under terms of the purchase and assumption agreement, First Commonwealth Bank sold branch offices located in Huntingdon, Mount Union, Saxton, Three Springs and Williamsburg, PA.  Deposit liabilities associated with theses offices amounted to $108,355.  The transaction generated a pre-tax gain of $8,742 ($5,682 after taxes), which includes a premium on deposits and a gain on the sale of premises and equipment.  First Commonwealth funded the deposits associated with the branch sale by selling $100,000 of U.S. Agency securities with an average yield of 2.53% and an average life of 1.4 years.  First Commonwealth incurred a loss from the securities sale of $2,722 before taxes ($1,769 after taxes).  The gain on the sale of branches and the loss on the sale of securities were included in First Commonwealth's Consolidated Statements of Income during 2005.

NOTE 8--Merchant Services Sale

In April 2005, First Commonwealth completed an asset sale and merchant processing alliance with First Data Corporation ("First Data").   Under the terms of the agreement, First Data acquired certain assets of First Commonwealth's merchant processing business and will provide merchant payment processing services on behalf of First Commonwealth Bank.  First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business.  The transaction generated a pre-tax gain of $1,991 that was included in First Commonwealth's Consolidated Statements of Income during 2005.

NOTE 9--Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.).  Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank.  First Commonwealth Bank maintained with the Federal Reserve Bank average balances of $1,853 during 2005 and $612 during 2004.

NOTE 10--Derivative Instruments

In December 2005, First Commonwealth terminated its three interest rate swaps that were classified as cash flow hedges.  First Commonwealth paid an early termination penalty equal to the market value of the swaps as of the termination date in the amount of $1,117.  The termination penalty, net of deferred taxes, was classified as "Other Comprehensive Income" in the Consolidated Balance Sheets as of December 31, 2005.  The penalty will be recognized as a reduction of earnings over the remaining original term of the interest rate swaps as of the termination date, which is seventeen months.  First Commonwealth expects to recognize $994 as a reduction of interest income during 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 11--Securities Available For Sale

Below is an analysis of the amortized cost and approximate fair values of securities available for sale at December 31, 2005 and 2004:

	2005				2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

U.S. Treasury Securities	$30,477	$-0-	$(35)	$30,442	$23,470	$4	$-0-	$23,474

Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	1,130,425	3,141	(23,774)	1,109,792	1,362,705	11,219	(10,874)	1,363,050

Other	245,803	-0-	(3,923)	241,880	277,085	211	(3,227)	274,069

Obligations of States and Political Subdivisions	194,305	5,005	(166)	199,144	190,895	6,810	(75)	197,630

Debt Securities Issued by Foreign Governments	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Corporate Securities	195,286	5,342	(686)	199,942	206,719	8,403	(458)	214,664

Other Mortgage Backed Securities	1,367	-0-	(10)	1,357	2,217	76	-0-	2,293

Total Debt Securities	1,797,663	13,488	(28,594)	1,782,557	2,063,091	26,723	(14,634)	2,075,180

Equities	68,062	1,919	(552)	69,429	83,665	3,468	-0-	87,133

Total Securities Available for Sale	$1,865,725	$15,407	$(29,146)	$1,851,986	$2,146,756	$30,191	$(14,634)	$2,162,313

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 11--Securities Available For Sale (Continued)

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities.  These obligations have contractual maturities ranging from less than one year to approximately 28 years and have an anticipated average life to maturity ranging from less than one year to approximately seven years.  All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages.  Interest rate changes have a direct impact upon prepayment speeds, therefore First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to ensure that volatility falls within acceptable limits.  At December 31, 2005 and 2004, First Commonwealth owned no high risk mortgage backed securities as defined by the Federal Financial Institutions Examination Council's Supervisory Policy Statement on Securities Activities.

The amortized cost and estimated market value of debt securities at
December 31, 2005, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value

Due within 1 year	$98,603	$97,815
Due after 1 but within 5 years	210,988	207,551
Due after 5 but within 10 years	40,044	41,060
Due after 10 years	316,236	324,982

	665,871	671,408
Mortgage Backed Securities	1,131,792	1,111,149

Total Debt Securities	$1,797,663	$1,782,557

Proceeds from the sales of securities available for sale were $328,791, $115,726 and $62,941 during 2005, 2004 and 2003, respectively.  Gross gains of $469, $4,214 and $5,709 and gross losses of $8,192, $302 and $-0- were realized on those sales during 2005, 2004 and 2003, respectively.

Securities available for sale with an approximate fair value of $1,010,992 and $1,090,019 were pledged at December 31, 2005 and 2004, respectively, to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 11--Securities Available For Sale (Continued)

The following table shows the book value or fair market value of securities available for sale as of December 31, 2003:

Approximate Fair Value

U.S. Treasury Securities	$24,319
Obligations of U.S. Government Corporation and Agencies:
Mortgage Backed Securities	1,214,751
Other	252,038
Obligations of States and Political Subdivisions	161,341
Debt Securities Issued by Foreign Governments	50
Corporate Securities	213,234
Other Mortgage Backed Securities	4,214

Total Debt Securities	1,869,947
Equities	99,229

Total Securities Available for Sale	$1,969,176

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 12--Securities Held to Maturity

Below is an analysis of the amortized cost and approximate fair values of debt securities held to maturity at December 31, 2005 and 2004:

	2005				2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Obligations of U.S. Government Corporation and Agencies:

Mortgage Backed Securities	$2,478	$58	$-0-	$2,536	$4,389	$208	$-0-	$4,597

Other	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Obligations of States and Political Subdivisions	84,974	2,080	(91)	86,963	73,370	3,514	-0-	76,884

Debt Securities Issued by Foreign Governments	305	-0-	-0-	305	405	-0-	-0-	405

Corporate Securities	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Total Securities Held to Maturity	$87,757	$2,138	$(91)	$89,804	$78,164	$3,722	$-0-	$81,886

The amortized cost and estimated market value of debt securities at December 31, 2005, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Fair Value

Due within 1 year	$879	$889
Due after 1 but within 5 years	11,847	12,036
Due after 5 but within 10 years	31,745	32,984
Due after 10 years	40,808	41,359

	85,279	87,268
Mortgage Backed Securities	2,478	2,536

Total Debt Securities	$87,757	$89,804

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 12--Securities Held to Maturity (Continued)

There were no sales of securities held to maturity in 2005, 2004 or 2003.

Securities held to maturity with an amortized cost of $85,339 and $70,227 were pledged at December 31, 2005 and 2004, respectively, to secure public deposits and for other purposes required or permitted by law.

The following table shows the book value or amortized cost of securities held to maturity as of December 31, 2003:

Amortized Cost

Obligations of U.S. Government Corporation and Agencies:
Mortgage Backed Securities	$8,143
Other	10,000
Obligations of States and Political Subdivisions	76,716
Debt Securities Issued by Foreign Governments	408
Corporate Securities	8,987

Total Securities Held to Maturity	$104,254

NOTE 13--Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at December 31, 2005 by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$2,954	$(35)	$-0-	$-0-	$2,954	$(35)

U.S. Government Agency Obligations	118,692	(1,483)	123,188	(2,440)	241,880	(3,923)

U.S. Government Agency CMO and MBS	365,136	(5,891)	482,786	(17,883)	847,922	(23,774)

Corporate Securities	25,257	(367)	25,828	(319)	51,085	(686)

Municipal Securities	28,318	(237)	681	(20)	28,999	(257)

Other Mortgage Backed Securities	1,357	(10)	-0-	-0-	1,357	(10)

Total Debt Securities	541,714	(8,023)	632,483	(20,662)	1,174,197	(28,685)

Equity	5,300	(552)	-0-	-0-	5,300	(552)

Total Securities	$547,014	$(8,575)	$632,483	$(20,662)	$1,179,497	$(29,237)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 13--Other Than Temporary Impairment of Investments (Continued)

At December 31, 2005, 96% of the unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government sponsored agencies and investment grade municipalities.  Corporate fixed income securities comprised 2% of the unrealized losses and equity securities accounted for the remaining 2%.  The corporate fixed income securities consist of twelve issues by financial service companies and three trust preferred pools structured from issuers from the financial services industry.  Three of the issues are non-rated and have unrealized losses of $45, or ..2% of the total.  A total of 231 positions of the total fixed income securities are temporarily impaired and none individually has an unrealized loss of more than 8% of its respective amortized cost basis.  The unrealized losses in the equity securities category consist of three issues and no security has been at a loss for more than five months.  Management does not believe any individual loss as of December 31, 2005 represents an other-than-temporary impairment.  The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer.  Management has both the intent and ability to hold the securities represented in the table for a time necessary to recover the amortized cost.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 14--Loans

Loans at year end were divided among these general categories:

	December 31,

	2005	2004

Commercial, financial, agricultural and other	$729,962	$715,280
Real estate loans:
Construction and land development	78,279	71,351
1-4 family dwellings	1,213,223	1,164,707
Other real estate loans	987,798	988,611
Loans to individuals for household, family and other personal expenditures	610,648	562,321
Leases, net of unearned income	4,468	12,815

Subtotal	3,624,378	3,515,085
Unearned income	(119)	(252)

Total loans and leases	$3,624,259	$3,514,833

Most of First Commonwealth's business activity was with customers located within Pennsylvania.  The portfolio is well diversified, and as of December 31, 2005 and 2004, there were no significant concentrations of credit.

The following table identifies the amount of nonperforming loans as of December 31:

	2005	2004

Loans on nonaccrual basis	$11,391	$10,732
Past due more than 90 days	13,977	14,671
Renegotiated loans	173	183

Total nonperforming loans	$25,541	$25,586

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 15--Allowance for Credit Losses

The following table illustrates the changes in First Commonwealth's allowance for credit losses during the periods presented:

	2005	2004	2003

Allowance at January 1	$41,063	$37,385	$34,496
Additions:
Recoveries of previously charged off loans	1,247	1,237	1,705
Provisions charged to operating expense	8,628	8,070	12,770
From acquisition	-0-	4,983	3,109
Deductions:
Loans charged off	11,446	10,612	14,695

Allowance at December 31	$39,492	$41,063	$37,385

Relationship to impaired loans:

	2005	2004	2003

Recorded investment in impaired loans at end of period	$11,564	$10,915	$12,654
Average balance of impaired loans for the year	$11,895	$12,601	$19,866
Allowance for credit losses related to impaired loans	$1,474	$2,252	$2,048
Impaired loans with an allocation of the allowance for credit losses	$5,276	$6,500	$6,327
Impaired loans with no allocation of the allowance for credit losses	$6,288	$4,415	$6,327
Income recorded on impaired loans on a cash basis	$506	$307	$1,185

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 16--Variable Interest Entities

In January 2003, the FASB issued FIN 46 and in December 2003 issued FIN 46R.  FIN 46R clarified some of the provisions of FIN 46 and exempted certain entities from the original requirements of FIN 46.  As defined by FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner.  First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  First Commonwealth's maximum potential exposure to these partnerships is $5,025, which consists of the limited partnership investments as of December 31, 2005.  Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth's portion of partnership losses are recognized as incurred.

NOTE 17--Financial Guarantees

First Commonwealth is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The contract or notional amount of those instruments reflects the extent of involvement that First Commonwealth has in particular classes of financial instruments.

As of December 31, 2005 and 2004, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk.  See NOTE 10 (Derivative Instruments) for a description of interest rate swaps.

First Commonwealth's exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments.  First Commonwealth uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 17--Financial Guarantees (Continued)

The following table identifies the notional amount of those instruments at December 31, 2005 and 2004:

	2005	2004

Financial instruments whose contract amounts represent
credit risk:
Commitments to extend credit	$889,489	$744,942
Standby letters of credit	$21,127	$23,079
Commercial letters of credit	$164	$215

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  First Commonwealth evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by First Commonwealth upon extension of credit, is based on management's credit evaluation of the counter-party.  Collateral that is held varies but may include accounts receivable, inventory, property, plant and equipment, residential and income-producing commercial properties.

Standby letters of credit and commercial letters of credit are conditional commitments issued by First Commonwealth to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Current notional amounts outstanding at December 31, 2005, for financial standby letters of credit and performance standby letters of credit include amounts of $15,673 and $4,344, respectively, issued during 2005 and subject to the provisions of FIN 45.  There is currently no liability recorded on First Commonwealth's balance sheet related to these letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 18--Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	2005	2004

Land	Indefinite	$10,479	$10,257
Buildings and improvements	10-50 Years	64,719	61,048
Leasehold improvements	5-40 Years	12,899	11,132
Furniture and equipment	3-10 Years	70,461	68,819
Software	3-7 Years	19,701	18,636

Subtotal		178,259	169,892
Less accumulated depreciation and amortization		117,399	112,927

Total premises and equipment		$60,860	$56,965

Depreciation and amortization related to premises and equipment was $8,608 in 2005, $8,017 in 2004 and $7,261 in 2003.

First Commonwealth leases various premises and assorted equipment under noncancellable agreements.  Total future minimal rental commitments at December 31, 2005, were as follows:

	Premises	Equipment

2006	$2,391	$590
2007	2,200	225
2008	1,958	225
2009	1,659	111
2010	1,437	111
Thereafter	9,814	-0-

Total	$19,459	$1,262

Included in the lease commitments above is $794 in lease payments to be paid under a sale-leaseback arrangement.  The sale-leaseback transaction began in 2005 and resulted in a gain of $297 on the sale of a branch being recognized over the 15 year lease term through 2020.

Under the terms of various lease agreements, increases in utilities and taxes may be passed on to the lessee.  Such adjustments are not reflected in the above table.  Additionally, various lease renewal options are available and are not included in the minimum lease commitments until such options are exercised.  Total lease expense amounted to $2,929 in 2005, $3,180 in 2004 and $1,939 in 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 19-Goodwill and Other Amortizing Intangible Assets

Preliminary goodwill in the amount of $93,921 was recorded as of December 31, 2004 in connection with the acquisition of GA Financial, Inc. in May 2004.  During 2005, a reduction of $905 was recorded to result in final goodwill in the amount of $93,016 being recorded for the acquisition as of December 31, 2005.

First Commonwealth's amortizing intangible assets include $15,700 and $3,270 in customer deposit base intangibles that were recorded as part of the GA Financial, Inc. and Pittsburgh Financial Corporation acquisitions, respectively.  The accumulated amortization on these intangible assets was $3,721 as of December 31, 2005 and $1,462 as of December 31, 2004.  Amortization expense on the customer deposit base intangibles is expected to total $2,259 for the calendar years 2006 through 2009 and $1,705 in 2010.  The weighted-average remaining useful life of the customer deposit base intangible is approximately nine years.

NOTE 20--Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

	2005	2004

NOW and Super NOW accounts	$94,325	$92,168
Savings and MMDA accounts	1,661,482	1,703,258
Time deposits	1,749,101	1,568,206

Total interest-bearing deposits	$3,504,908	$3,363,632

Interest-bearing deposits at December 31, 2005 and 2004, include allocations from NOW and Super NOW accounts of $463,901 and $451,938, respectively, into Savings and MMDA accounts.  These reallocations are based on a formula and have been made to reduce First Commonwealth's reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2005 and 2004, were certificates of deposit in denominations of $100 or more of $607,868 and $417,988, respectively.

Interest expense related to $100 or greater certificates of deposit amounted to $20,116 in 2005, $15,652 in 2004 and $18,227 in 2003.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 20--Interest-Bearing Deposits (Continued)

Included in time deposits at December 31, 2005, were certificates of deposit with the following scheduled maturities:

2006	$920,816
2007	490,132
2008	172,702
2009	73,614
2010 and thereafter	91,837

$1,749,101

NOTE 21--Short-term Borrowings

Short-term borrowings at December 31 were as follows:

	2005			2004			2003

	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate

Federal funds purchased	$40,525	$56,213	3.38%	$35,750	$81,972	1.46%	$14,100	$68,455	1.32%

Borrowings from FHLB	150,000	137,692	3.25%	340,000	230,204	1.75%	120,000	151,860	1.33%
Securities sold under agreements to repurchase	348,391	431,696	2.90%	477,562	466,381	1.38%	450,140	326,226	1.16%
Treasury, tax and loan note option	126,749	171,547	3.16%	93,162	18,035	1.65%	49,887	7,592	0.87%

Total	$665,665	$797,148	3.05%	$946,474	$796,592	1.51%	$634,127	$554,133	1.22%

Maximum total at any month-end	$943,447			$1,015,881			$699,326

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 21--Short-term Borrowings (Continued)

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2005	2004	2003

Federal funds purchased	$1,900	$1,199	$902
Borrowings from FHLB	4,474	4,040	2,019
Securities sold under agreements to repurchase	12,514	6,452	3,768
Treasury, tax and loan note option	5,417	298	66

Total interest on short-term borrowings	$24,305	$11,989	$6,755

NOTE 22--Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

	2005		2004

	Amount	Rate	Amount	Rate

Subordinated Debentures:
Owed to First Commonwealth Capital Trust I and due 2029	$36,083	9.50%	$36,083	9.50%
Owed to First Commonwealth Capital Trust II and due 2034	30,929	LIBOR +2.85%	30,929	LIBOR +2.85%
Owed to First Commonwealth Capital Trust III and due 2034	41,238	5.888%	41,238	5.888%

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$108,250		$108,250

First Commonwealth has established three trusts, First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III, of which 100% of the common equity is owned by First Commonwealth.  The trusts were formed for the purpose of issuing company obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities ("subordinated debentures") of First Commonwealth.  The subordinated debentures held by each trust are the sole assets of the trust.

Proceeds from subordinated debentures issued to First Commonwealth Capital Trust III and First Commonwealth Capital Trust II in March 2004 and December 2003, respectively, were used to finance the business combination of GA Financial, Inc.

Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a fixed rate of 5.888% for each interest payment prior to April 2009 and LIBOR plus 2.85% for each payment beginning with April 2009 and after.  LIBOR is reset quarterly.  Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date on or after April 7, 2009, at a redemption price equal to 100% of the principal amount of the debentures.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 22--Subordinated Debentures (Continued)

Subject to regulatory approval, First Commonwealth may also redeem the debentures prior to April 7, 2009, within 90 days following the occurrence of certain tax or bank regulatory events at a special redemption price that is greater than 100%.  Deferred issuance costs of $630 are being amortized on a straight-line basis over the term of the securities.

Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of LIBOR plus 2.85% which is reset quarterly.  First Commonwealth may redeem the debentures, in whole or in part, at its option on or after January 23, 2009, at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption.  Subject to regulatory approval, First Commonwealth may also redeem the debentures prior to January 23, 2009, within 90 days following the occurrence of certain tax or bank regulatory events at a special redemption price that is greater than 100%.  Deferred issuance costs of $471 are being amortized on a straight-line basis over the term of the securities.

The subordinated debentures issued to First Commonwealth Capital Trust I have the same economic terms as the capital securities issued by the trust.  The trust will redeem all of the outstanding capital securities when the debentures are paid at maturity.  Subject to regulatory approvals, First Commonwealth may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.75% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on September 1, 2019, plus accrued and unpaid interest to the date of the redemption.  First Commonwealth may also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax or bank regulatory events, subject to regulatory approval.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 23--Other Long-term Debt

Other long-term debt at December 31 follows:

	2005			2004

	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate

ESOP loan due:
December 2005	$-0-			$661	LIBOR+1%	LIBOR+1%
December 2012	13,600	LIBOR+1.25%	LIBOR+1.25%	5,514	LIBOR+1.25%	LIBOR+1.25%
Repos due:
2008	21,405	5.51%	2.46%	21,970	5.51%	2.46%
Borrowings from FHLB due:
2005	-0-			8,288	5.44%	2.05%
2006	40,751	3.49%	3.02%	40,930	3.50%	3.02%
2007	66,158	3.94%	3.56%	75,855	3.86%	3.49%
2008	87,957	5.35%	3.49%	106,435	4.97%	3.30%
2009	216,783	4.26%	3.65%	222,563	4.25%	3.66%
2010	147,574	5.13%	4.01%	148,822	5.14%	4.01%
2011	58,538	4.95%	3.99%	59,674	4.96%	4.01%
2014	16,323	5.41%	4.58%	17,165	5.40%	4.61%
2016	1,538	5.65%	5.65%	1,646	5.65%	5.65%
2017	5,676	6.17%	6.17%	5,983	6.17%	6.17%
2019	7,132	5.72%	5.72%	7,470	5.72%	5.72%
2020	761	7.37%	7.37%	790	7.37%	7.37%
2022	7,298	5.90%	5.90%	7,558	5.90%	5.90%

	$691,494			$731,324

The weighted-average contractual rate reflects the rate due to creditors.  The weighted-average effective rates of long-term debt in the schedule above include the effects of purchase accounting valuation adjustments that were recorded in connection with prior business combinations.

FHLB advances in the amount of $322,575 are convertible on a quarterly basis at the FHLB's option into floating rate debt indexed to 3 month LIBOR. Advances in the amount of $7,500 become convertible at the FHLB's option into floating rate debt indexed to 3 month LIBOR beginning April 24, 2006 and quarterly thereafter.  Advances in the amount of $160,000 are convertible on a quarterly basis at the FHLB's option into floating rate debt indexed to 3 month LIBOR but only if 3 month LIBOR is 6% or higher.  Should the FHLB elect to convert an advance to a floating rate, First Commonwealth has the right to pay off the advance without penalty.

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the above advances, have been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Balance Sheets are excluded from this note, but are described in NOTE 22 (Subordinated Debentures).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 23--Other Long-term Debt (Continued)

Scheduled loan payments for other long-term debt are summarized below:

	2006	2007	2008	2009	2010	Thereafter

Long-term debt payments	$59,905	$66,025	$114,566	$202,858	$147,027	$82,668
Purchase valuation amortization	$5,365	$5,190	$4,056	$2,397	$1,034	$403

The amounts on the purchase valuation amortization row in the table above include fair market adjustments that were recorded in connection with prior business combinations.

The third quarter of 2004 included a charge of $29,495 ($19,172 after tax) representing a penalty for the prepayment of $440,000 in Federal Home Loan Bank, or FHLB, long-term borrowings.  The prepayment penalty is reflected as "Debt Prepayment Fees" in the Consolidated Statements of Income.  The FHLB borrowings were replaced with other borrowings having maturities ranging from overnight to 2010.  This transaction expanded the maturity distribution of the company's FHLB advances to minimize the impact of maturities on any one year.  It also reduced the initial interest cost on the $440,000 in FHLB advances by 292 basis points (2.92%).  First Commonwealth expects that the transaction will result in an increase in net interest income over the remaining term of the original advances in excess of the prepayment penalty.

NOTE 24--Common Share Commitments

At December 31, 2005 and 2004, First Commonwealth had 100,000,000 common shares authorized and 71,978,568 shares issued.  Issued shares were reduced by 1,600,652 shares of treasury stock at December 31, 2005 and 2,109,660 shares of treasury stock at December 31, 2004.  During 2004, 8,274,123 common shares were issued to fund the business combination with GA Financial, Inc.  First Commonwealth may be required to issue additional shares to satisfy common share purchases related to the employee stock ownership plan described in NOTE 26 (Retirement Plans).  The dilutive effect of stock options outstanding on average shares outstanding in the diluted earnings per share reported on the income statement were 559,144, 599,905 and 384,778 at December 31, 2005, 2004 and 2003, respectively.

Treasury shares consisting of 492,137 and 906,494 were reissued during 2005 and 2004 upon exercise of stock options.  Treasury shares consisting of 16,871 and 16,107 were reissued in 2005 and 2004, respectively, to fund the business combination with Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. that took place in 2002.  Treasury shares consisting of 39,836 were acquired in 2004 as part of the GA Financial, Inc. acquisition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 25--Income Taxes

The income tax provision consists of:

	2005	2004	2003

Current tax provision for income exclusive of securities transactions:
Federal	$15,836	$4,138	$13,438
State	-0-	-0-	-0-
Securities transactions	(2,686)	1,427	2,048

Total current tax provision	13,150	5,565	15,486
Benefit of operating loss carryforwards	(603)	(474)	-0-
Deferred tax provision (benefit)	710	(1,384)	(2,235)

Total tax provision	$13,257	$3,707	$13,251

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 2005 and 2004, were as follows:

	2005	2004

Deferred tax assets:
Allowance for credit losses	$13,483	$13,997
Postretirement benefits other than pensions	1,157	1,211
Basis difference in assets acquired	3,921	6,409
Severance expense	1,570	239
Net operating loss carryforward from acquisition	699	1,174
Alternative minimum tax credit carryforward	3,604	3,297
Other tax credit carryforward	271	1,428
Deferred compensation	989	854
Unrealized loss on securities available for sale	4,809	-0-
Other	1,314	825

Total deferred tax assets	31,817	29,434

Deferred tax liabilities:
Accumulated accretion of bond discount	(122)	(121)
Unrealized gain on securities available for sale	-0-	(5,445)
Lease financing deduction	(1,245)	(3,243)
Loan origination fees and costs	(1,650)	(1,473)
Accumulated depreciation	(687)	(1,737)
Other	(709)	(490)

Total deferred tax (liabilities)	(4,413)	(12,509)

Net deferred tax asset	$27,404	$16,925

A net operating loss carryforward from acquisition of $1,998 is remaining at December 31, 2005.  This carryforward expires in 2024.  A tax credit carryforward of $271 is remaining as of December 31, 2005, and expires in 2025.  Management believes that future taxable income will be sufficient to fully realize the deferred tax assets associated with these carryforwards.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 25--Income Taxes (Continued)

The total tax provision for financial reporting differs from the amount computed by applying the statutory income tax rate to income before taxes.  The differences are as follows:

	2005		2004		2003

	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Tax at statutory rate	$24,882	35.0	$14,826	35.0	$23,293	35.0
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,887)	(2.7)	(1,805)	(4.2)	(1,520)	(2.3)
Other nontaxable interest	(8,206)	(11.5)	(7,364)	(17.4)	(7,332)	(11.0)
Tax credits	(958)	(1.3)	(1,428)	(3.4)	(651)	(1.0)
Other	(574)	(0.8)	(522)	(1.2)	(539)	(0.8)

Total tax provision	$13,257	18.7	$3,707	8.8	$13,251	19.9

NOTE 26--Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan ("ESOP").  Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants.  During the current period, the ESOP acquired shares of First Commonwealth's common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth.  The borrowed amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt with the offset as a reduction of common shareholders' equity.  Compensation costs related to the plan were $1,406 in 2005, $1,442 in 2004 and $938 in 2003.  See NOTE 27 (Unearned ESOP Shares) for additional information on the ESOP.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 26--Retirement Plans (Continued)

First Commonwealth also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code.  Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation.  Each participating employee may contribute up to 80% of compensation to the plan of which up to 4% is matched 100% by the employer's contribution.  The 401(k) plan expense was $3,057 in 2005, $2,977 in 2004 and $2,606 in 2003.

Upon shareholder approval at the regular 1998 meeting, First Commonwealth established a "Supplemental Executive Retirement Plan" ("SERP") to provide deferred compensation for a select group of management.  The purpose of this plan is to restore some of the benefits lost by the highly compensated employees compared to other employees due to limits and restrictions incorporated into First Commonwealth's 401(k) and ESOP plans.  First Commonwealth's 401(k) and ESOP plans include restrictions on maximum compensation, actual deferral percentage, actual contribution, maximum contribution and maximum salary reduction which are required in order to meet specific legal requirements.

Participants in the SERP may elect to contribute up to 25% of compensation (compensation in excess of limits of First Commonwealth's 401(k) and ESOP plans) into the SERP, through salary reductions.  First Commonwealth will make an elective contribution to the SERP equal to the elective deferred compensation of the participant for the plan year.  Each participant of the SERP will also receive a matching contribution equal to 100% of the employee's elective contribution up to 4%, and an additional non-elective contribution from the employer equal to 8% of plan compensation.  In addition, First Commonwealth may make an extra non-elective contribution for plan participants.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 26--Retirement Plans (Continued)

The SERP will continue to supplement First Commonwealth's 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods.  The SERP plan expense was $457 in 2005, $418 in 2004 and $235 in 2003.

Postretirement Benefits other than Pensions for Acquired Subsidiaries

Employees of the former Southwest Bank and GA Financial, Inc. were covered by postretirement benefit plans.  The measurement date for these plans was October 1.

Net periodic benefit cost of these plans was as follows:

	2005	2004	2003

Service cost	$-0-	$-0-	$-0-
Interest cost on projected benefit obligation	220	308	338
Amortization of transition obligation	2	2	2
Loss (gain) amortization	(1)	84	121

Net periodic benefit cost	$221	$394	$461

The following table sets forth the funded status of the plans and the amounts recognized on First Commonwealth's Consolidated Balance Sheet as of December 31:

	2005	2004

Accumulated post retirement benefit obligation:
Retirees	$4,607	$3,784
Actives	-0-	-0-

Total accumulated postretirement benefit obligation	4,607	3,784
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	4,607	3,784
Unrecognized transition obligation	(11)	(13)
Unrecognized net loss	(1,290)	(310)

Accrued benefit liability recognized on the balance sheet	$3,306	$3,461

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 26--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiaries (Continued)

The following table sets forth the change in benefit obligation:

	2005	2004

Benefit obligation at beginning of year	$3,784	$5,901
Assumed benefit obligation from acquisition	-0-	449
Service cost	-0-	-0-
Interest cost	220	308
Benefit payments	(376)	(451)
Actuarial (gain) loss	979	(2,423)

Benefit obligation at end of year	$4,607	$3,784

The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 5.50% for 2005 and 6.00% for 2004.  The health care cost trend rates used for 2005 were projected at an initial rate of 8.50% for 2006 decreasing over time to an annual rate of 4.75% in 2013 for both indemnity plan participants and non-indemnity plan participants.  For 2004, rates used were projected at an initial rate of 8.50% for 2005 decreasing over time to an annual rate of 4.75% in 2014 for both indemnity plan participants and non-indemnity plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduced a prescription drug benefit under Medicare Part D. The Act also introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  The postretirement plans of First Commonwealth are provided through insurance coverage; therefore, First Commonwealth will not receive a direct federal subsidy.  The preceding measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost for the 2004 period assume that the insurer will receive the subsidy and pass those savings on to First Commonwealth through reduced insurance premiums.  The measures for the 2005 period assume that First Commonwealth will not receive the subsidy due to the relatively small number of retirees.

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$14	$(13)
Effect on postretirement benefit obligation	$260	$(237)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 26--Retirement Plans (Continued)

Postretirement Benefits other than Pensions for Acquired Subsidiaries (Continued)

As of December 31, 2005, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payment

2006	$459
2007	463
2008	439
2009	433
2010	412
2011-2015	1,730

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

NOTE 27--Unearned ESOP Shares

First Commonwealth Financial Corporation Employee Stock Ownership Plan Trust ("ESOP") borrowed funds which were guaranteed by First Commonwealth.  The balance of the ESOP related loans was $13,600 at December 31, 2005 and $6,175 at December 31, 2004.  First Commonwealth used $8,486 in additional borrowings to purchase shares during 2005.

The loans have been recorded as long-term debt on First Commonwealth's Consolidated Balance Sheets.  A like amount of unearned ESOP shares was recorded as a reduction of common shareholders' equity.  Unearned ESOP shares, included as a component of shareholders' equity, represent First Commonwealth's prepayment of future compensation expense.  The shares acquired by ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the debt is reduced.  The initial ESOP loan was paid off during 2005 while the new loan is scheduled to be repaid over the next seven years.  Payments will be made from contributions to the ESOP by First Commonwealth and from dividends on unallocated ESOP shares.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 27--Unearned ESOP Shares (Continued)

The following is an analysis of ESOP shares held in suspense:

See NOTE 1 (Statement of Accounting Policies) for the definition of "old shares" and "new shares."

	Total	Old Shares	New Shares

Shares in suspense December 31, 2003	175,548	42,979	132,569
Shares allocated during 2004	(124,232)	(28,832)	(95,400)
Shares acquired during 2004	421,800	-0-	421,800

Shares in suspense December 31, 2004	473,116	14,147	458,969
Shares allocated during 2005	(111,776)	(14,147)	(97,629)
Shares acquired during 2005	625,918	-0-	625,918

Shares in suspense December 31, 2005	987,258	-0-	987,258

The fair market value of the new shares remaining in suspense was approximately $12,765 and $7,064 at December 31, 2005 and 2004, respectively.

Interest on ESOP loans was $515 in 2005, $142 in 2004 and $60 in 2003.  During 2005, 2004 and 2003, dividends on unallocated shares in the amount of $514, $195 and $184, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

NOTE 28--Stock Option Plan

At December 31, 2005, First Commonwealth had a stock-based compensation plan, which is described below.  All of the exercise prices and related number of shares have been restated to reflect historical stock splits.  The plan permitted the Executive Compensation Committee to grant options for up to 4.5 million shares of First Commonwealth's common stock through October 15, 2005.

The vesting requirements and terms of options granted were at the discretion of the Executive Compensation Committee.  All options granted in 2002 were exercisable by December 31, 2002.  Options granted from 2003 through 2004 vested immediately on the respective grant dates.  All options expire ten years from the grant date.  All equity compensation plans are approved by security holders.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 28--Stock Option Plan (Continued)

At May 24, 2004, First Commonwealth consummated its merger with GA Financial, Inc., at which time all outstanding GAF options were converted to First Commonwealth options at a conversion rate of 2.752.  These options were not granted from First Commonwealth's existing stock option plan.  First Commonwealth assumed the option plan of GA Financial, Inc.  Under this plan, a total of 611,962 First Commonwealth shares were reserved for issuance due to the exercise of previously granted GA Financial, Inc. options assumed in the merger.  No further grants will be made under the GA Financial, Inc. plan.

At December 5, 2003, First Commonwealth consummated its merger with Pittsburgh Financial Corporation, at which time all outstanding Pittsburgh Financial Corporation options were converted to First Commonwealth options at a conversion rate of 1.387.  These options were not granted from First Commonwealth's existing stock option plan.  First Commonwealth assumed the option plans of Pittsburgh Financial Corporation.  Under these plans, a total of 62,322 First Commonwealth shares were reserved for issuance due to the exercise of previously granted Pittsburgh Financial Corporation options assumed in the merger.  No further grants will be made under these Pittsburgh Financial Corporation plans.

Equity Compensation Plan Information as of December 31, 2005:

	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Shares Available for Future Grant

Equity compensation plans approved by security holders (a)	2,164,421	$10.63	-0-

(a) Includes plans assumed through the acquisitions of GA Financial, Inc. and Pittsburgh Financial Corporation.  As of December 31, 2005, outstanding options related to these acquired plans totaled 514,498 with a weighted-average exercise price per share of $6.42.

First Commonwealth had elected, as permitted by FAS No. 123, to apply APB Opinion 25 and related interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized for its stock options outstanding.  Had compensation cost for First Commonwealth's stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of FAS No. 123, First Commonwealth's net income and earnings per share would have been reduced to the pro forma amounts shown below:

	2005		2004		2003

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$57,836	$57,793	$38,652	$38,614	$53,300	$51,948
Basic earnings per share	$0.83	$0.83	$0.59	$0.59	$0.90	$0.88
Diluted earnings per share	$0.83	$0.83	$0.58	$0.58	$0.90	$0.87

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 28--Stock Option Plan (Continued)

The weighted-average grant-date fair value of stock options granted during 2005, 2004 and 2003 was $2.44, $2.45 and $3.24, respectively.  The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:

	2005	2004	2003

Dividend yield	4.54% per annum	4.44% per annum	5.14% per annum
Expected volatility	23.1%	23.2%	40.3%
Risk-free interest rate	4.2%	4.1%	4.1%
Expected option life	7.0 years	7.0 years	7.0 years

A summary of the status of First Commonwealth's outstanding stock options as of December 31, 2005, 2004 and 2003 and changes for the years ending on those dates is presented below:

	2005		2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,682,938	$10.61	2,965,726	$11.51	2,841,772	$11.33
Pittsburgh Financial Corporation converted options at merger	-0-	$0.00	1	$7.60	62,322	$7.60
GA Financial, Inc. converted options at merger	-0-	$0.00	611,962	$6.24	-0-	$0.00
Granted	27,000	$14.55	24,000	$14.41	641,912	$12.06
Exercised	(492,137)	$10.26	(906,494)	$10.68	(549,215)	$10.71
Forfeited	(53,380)	$14.69	(12,257)	$12.54	(31,065)	$12.91

Outstanding at end of year	2,164,421	$10.63	2,682,938	$10.61	2,965,726	$11.51

Exercisable at end of year	2,164,421	$10.63	2,682,938	$10.61	2,965,726	$11.51

The following table summarizes information about the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding At 12/31/05	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/05	Weighted- Average Exercise Price

$4.24-$8.99	452,143	4.7	$6.01	452,143	$6.01
$9.00-$9.99	112,315	4.0	$9.27	112,315	$9.27
$10.00-$10.99	225,105	5.2	$10.74	225,105	$10.74
$11.00-$11.99	725,307	4.8	$11.48	725,307	$11.48
$12.00-$15.00	649,551	5.6	$13.11	649,551	$13.11

Total	2,164,421	5.0	$10.63	2,164,421	$10.63

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 29--Contingent Liabilities

There are no material proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.

NOTE 30--Related Party Transactions

Some of First Commonwealth's directors, executive officers, principal shareholders and their related interests had transactions with the subsidiary bank in the ordinary course of business.  All deposit and loan transactions were made on substantially the same terms, such as collateral and interest rates, as those prevailing at the time for comparable transactions.  In the opinion of management, these transactions do not involve more than the normal risk of collectibility nor do they present other unfavorable features.  It is anticipated that further such transactions will be made in the future.

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 during 2005:

Balances December 31, 2004	$4,876
Advances	7,035
Repayments	(4,462)
Other	(76)

Balances December 31, 2005	$7,373

"Other" primarily reflects the change in those classified as a "related party" usually as a result of mergers, restructuring, resignations or retirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 31--Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all financial institutions by banking regulators.  At December 31, 2005, dividends from subsidiary banks were restricted not to exceed $281,390.  These restrictions have not had, and are not expected to have, a significant impact on First Commonwealth's ability to meet its cash obligations.

First Commonwealth is subject to various regulatory capital requirements administered by the Federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Commonwealth's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Commonwealth and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of First Commonwealth's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

First Commonwealth's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of total and Tier I capital (common and certain other "core" equity capital) to risk weighted assets, and of Tier I capital to average assets.  As of December 31, 2005, First Commonwealth and its banking subsidiary meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action.  To be considered as well capitalized, the bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the institution's category.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 31--Regulatory Restrictions and Capital Adequacy (Continued)

	Actual		Regulatory Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$537,236	12.7%	$339,562	8.0%	N/A	N/A
First Commonwealth Bank	$484,712	11.6%	$335,583	8.0%	$419,479	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$497,745	11.7%	$169,781	4.0%	N/A	N/A
First Commonwealth Bank	$445,220	10.6%	$167,792	4.0%	$251,687	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$497,745	8.4%	$178,011	3.0%	N/A	N/A
First Commonwealth Bank	$445,220	7.6%	$176,341	3.0%	$293,902	5.0%

As of December 31, 2004

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$526,916	12.8%	$328,500	8.0%	N/A	N/A
First Commonwealth Bank	$465,350	11.5%	$324,296	8.0%	$405,370	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$485,853	11.8%	$164,250	4.0%	N/A	N/A
First Commonwealth Bank	$424,287	10.5%	$162,148	4.0%	$243,222	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$485,853	8.0%	$182,772	3.0%	N/A	N/A
First Commonwealth Bank	$424,287	7.0%	$181,076	3.0%	$301,793	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 32--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Balance Sheets

	December 31,

	2005	2004

Assets
Cash	$448	$1,181
Securities available for sale	27,488	20,545
Loans to affiliated parties	341	387
Investment in subsidiaries	600,452	601,843
Investment in unconsolidated subsidiary trusts	3,306	3,302
Investment in jointly-owned company	6,436	5,941
Premises and equipment	5,846	5,732
Dividends receivable from subsidiaries	2,514	5,325
Receivable from subsidiaries	5,098	6,034
Other assets	7,603	10,520

Total assets	$659,532	$660,810

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities	$4,673	$2,879
Dividends payable	11,964	11,528
Loans payable	13,600	6,175
Subordinated debentures payable	108,250	108,250
Shareholders' equity	521,045	531,978

Total liabilities and shareholders' equity	$659,532	$660,810

Statements of Income

	Years Ended December 31,

	2005	2004	2003

Interest and dividends	$34	$50	$48
Dividends from subsidiaries	61,624	83,715	64,907
Interest expense	(8,383)	(7,405)	(3,629)
Net securities gains (losses)	-0-	84	742
Other revenue	1	59	253
Operating expenses	(13,977)	(12,778)	(9,237)

Income before taxes and equity in undistributed earnings of subsidiaries	39,299	63,725	53,084
Applicable income tax benefits	8,161	7,439	4,570

Income before equity in undistributed earnings of subsidiaries	47,460	71,164	57,654
Equity in undistributed earnings of subsidiaries	10,376	(32,512)	(4,354)

Net income	$57,836	$38,652	$53,300

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 32--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,

	2005	2004	2003
Operating Activities
Net income	$57,836	$38,652	$53,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	437	835
Net gains on sale of assets	-0-	(84)	(739)
Decrease (increase) in prepaid income taxes	5,053	(4,600)	256
Undistributed equity in subsidiaries	(15,076)	32,512	(4,482)
Other - net	(1,017)	3,006	(2,193)
Stock option tax benefit	462	1,239	535

Net cash provided by operating activities	47,728	71,162	47,512

Investing Activities
Transactions with securities available for sale:
Purchases of investment securities	(27,481)	(91,592)	(32,785)
Sales of investment securities	20,538	104,058	1,766
Net change in loans to affiliated parties	46	52	59
Purchases of premises and equipment	(465)	(162)	(125)
Changes in receivable from and net investment in subsidiary	935	(82,284)	(28,918)

Net cash used by investing activities	(6,427)	(69,928)	(60,003)

Financing Activities
Issuance of subordinated debentures	-0-	41,238	30,929
Issuance of other long-term debt	803	3,486	-0-
Repayment of subordinated debentures	-0-	(9,794)	-0-
Repayment of other long-term debt	(803)	(3,486)	-0-
Discount on dividend reinvestment plan purchases	(891)	(816)	(706)
Treasury stock reissued	5,050	9,679	5,923
Cash dividends paid	(46,193)	(41,736)	(36,630)

Net cash used by financing activities	(42,034)	(1,429)	(484)

Net decrease in cash	(733)	(195)	(12,975)
Cash at beginning of year	1,181	1,376	13,844
Cash acquired with acquisition	-0-	-0-	507

Cash at end of year	$448	$1,181	$1,376

Cash dividends declared per common share were $0.665, $0.645 and $0.625 for 2005, 2004 and 2003, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 32--Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

During 2005, dividends from subsidiaries included a special dividend-in-kind in the amount of $4,701, which was received in the form of investment securities.  Dividends from subsidiaries for 2004 and 2003 included special dividends in the amounts of $7,598 and $11,436, respectively, that were received from First Commonwealth Bank, a wholly owned subsidiary.  After distribution of the special dividends, which were within guidelines established by the banking regulators, First Commonwealth Bank remains classified as a well-capitalized institution.  During 2004, dividends from subsidiaries also included a special dividend from FraMal Holdings Corporation in the amount of $29,529.  During 2003, the parent company also received a dividend-in-kind from First Commonwealth Bank in the amount of $8,797, which was received in the form of an investment holding company subsidiary.  The subsidiary, known as FraMal Holdings Corporation, was acquired by First Commonwealth Bank in the Pittsburgh Financial Corporation acquisition.

During 2004, First Commonwealth's Employee Stock Ownership Trust obtained a $14,000 line of credit from an unrelated financial institution.  The line of credit was used to purchase stock in 2004 and 2005 for First Commonwealth's ESOP and is guaranteed by the parent company of First Commonwealth.  During 2005 and 2004, $8,486 and $5,514, respectively, were borrowed on the line.  The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders' equity.

As of December 31, 2005, the parent company had available a one-year line of credit to be used for general operating cashflows.  The line of credit was with an unrelated financial institution for $15,000, and as of December 31, 2005, had no amounts outstanding.

NOTE 33--Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 2005 and 2004, as required by Statement of Financial Accounting Standards No. 107 ("FAS No. 107").  Such information, which pertains to First Commonwealth's financial instruments, is based on the requirements set forth in FAS No. 107 and does not purport to represent the aggregate net fair value of First Commonwealth.  It is First Commonwealth's general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities.  Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Therefore, First Commonwealth had to use significant estimations and present value calculations to prepare this disclosure.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts.  Also, management is concerned that there may not be reasonable comparability between institutions due to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 33--Fair Values of Financial Instruments (Continued)

the wide range of permitted assumptions and the methodologies in absence of active markets.  This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

The following methods and assumptions were used by First Commonwealth in estimating financial instrument fair values:

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

Off-balance sheet instruments:  Many of First Commonwealth's off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements.  Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of such cash flows, fair values were not estimated for these instruments for both periods.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(Dollar Amounts in Thousands, except per share data)

NOTE 33--Fair Values of Financial Instruments (Continued)

Long-term debt:  The fair value of long-term debt is estimated by discounting the future cash flows using First Commonwealth's estimated incremental borrowing rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of First Commonwealth's financial instruments at December 31, 2005 and 2004:

	2005		2004

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and due from banks	$84,555	$84,555	$79,591	$79,591
Interest-bearing deposits with banks	$473	$473	$2,403	$2,403
Federal funds sold	$1,575	$1,575	$-0-	$-0-
Securities available for sale	$1,851,986	$1,851,986	$2,162,313	$2,162,313
Investments held to maturity	$87,757	$89,804	$78,164	$81,886
Loans, net	$3,584,767	$3,583,873	$3,473,770	$3,492,547
Financial liabilities
Deposits	$3,996,552	$3,771,140	$3,844,475	$3,670,438
Short-term borrowings	$665,665	$665,668	$946,474	$946,631
Long-term debt	$799,744	$790,776	$839,574	$847,284

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

First Commonwealth Financial Corporation is responsible for the preparation, the integrity, and the fair presentation of the consolidated financial statements included in this annual report.  The consolidated financial statements and notes to the financial statements have been prepared in conformity with generally accepted accounting principles and include some amounts based upon management's best estimates and judgments.

First Commonwealth's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), that is designed to produce reliable financial statements in conformity with generally accepted accounting principles.  Under the supervision and with the participation of management, including First Commonwealth's principal executive officer and principal financial officer, First Commonwealth conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility that a control can be circumvented and that misstatements due to error or fraud may occur without detection.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on First Commonwealth's evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005.  Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report on management's assessment which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

February 28, 2006

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of First Commonwealth Financial Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Commonwealth Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Commonwealth Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of First Commonwealth Financial Corporation's internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that First Commonwealth Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, of First Commonwealth Financial Corporation and our report dated February 27, 2006, expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2006

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
First Commonwealth Financial Corporation

We have audited the accompanying consolidated balance sheets of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period then ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Financial Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Commonwealth Financial Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006, expressed an unqualified opinion thereon.

/S/ Ernst & Young LLP

Ernst & Young LLP

Pittsburgh, Pennsylvania
February 27, 2006

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.  Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data - Unaudited
(Dollar Amounts in Thousands, except per share data)

The unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 are as follows:

	2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$75,637	$77,540	$79,248	$79,643
Interest expense	30,705	33,900	36,214	37,799

Net interest income	44,932	43,640	43,034	41,844
Provision for credit losses	1,744	3,000	2,850	1,034

Net interest income after provision for credit losses	43,188	40,640	40,184	40,810

Net securities gains (losses)	485	-0-	34	(8,192)
Gain on sale of branches	-0-	3,090	-0-	8,742
Gain on sale of merchant services business	-0-	1,991	-0-	-0-
Other operating income	10,955	12,068	11,526	9,526
Restructuring charges	-0-	-0-	2,704	2,733
Other operating expenses	35,393	35,072	33,599	34,453

Income before income taxes	19,235	22,717	15,441	13,700
Applicable income taxes	4,016	4,879	2,445	1,917

Net income	$15,219	$17,838	$12,996	$11,783

Basic earnings per share	$0.22	$0.26	$0.19	$0.17
Diluted earnings per share	$0.22	$0.26	$0.19	$0.17

Average shares outstanding	69,346,722	69,129,387	69,242,056	69,386,338
Average shares outstanding assuming dilution	70,024,400	69,693,693	69,787,884	69,837,737

	2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$61,972	$65,498	$74,940	$75,615
Interest expense	25,165	27,063	28,881	29,581

Net interest income	36,807	38,435	46,059	46,034
Provision for credit losses	2,100	2,520	2,675	775

Net interest income after provision for credit losses	34,707	35,915	43,384	45,259

Net securities gains	3,850	145	51	31
Other operating income	9,733	10,952	11,752	11,135
Merger and integration charges	1,291	873	(39)	-0-
Debt prepayment fees	-0-	-0-	29,495	-0-
Other operating expenses	30,426	32,671	34,597	35,241

Income (loss) before income taxes	16,573	13,468	(8,866)	21,184
Applicable income taxes (benefit)	3,250	1,908	(6,071)	4,620

Net income (loss)	$13,323	$11,560	$(2,795)	$16,564

Basic earnings per share	$0.22	$0.18	$(0.04)	$0.24
Diluted earnings per share	$0.22	$0.18	$(0.04)	$0.24

Average shares outstanding	60,772,824	64,455,920	69,077,293	69,173,249
Average shares outstanding assuming dilution	61,289,672	64,947,209	69,702,327	69,938,616

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	None.
(b)	None.

ITEM 9A.	CONTROLS AND PROCEDURES

First Commonwealth carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of First Commonwealth's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e).  Based upon that evaluation, First Commonwealth's Chief Executive Officer and Chief Financial Officer concluded that First Commonwealth's disclosure controls and procedures are effective.  In addition, First Commonwealth's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, First Commonwealth's internal control over financial reporting.  No such changes were identified in connection with this evaluation.

First Commonwealth's management is responsible for establishing and maintaining effective disclosure controls and procedures, including maintaining effective controls over financial reporting designed to produce reliable financial statements in accordance with generally accepted accounting principles.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by First Commonwealth in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by First Commonwealth in the reports that the company files under the Exchange Act is accumulated and communicated to First Commonwealth's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION

None.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by this item concerning First Commonwealth's listing of directors will be included in First Commonwealth's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 17, 2006, under the heading "Election of Directors" and is incorporated herein by reference.

The Board of Directors has determined that all four members of the Audit Committee satisfy the independence and financial literacy requirements of the New York Stock Exchange and that Director James W. Newill qualifies as the "Audit Committee Financial Expert" as defined by the Securities and Exchange Commission rules.

Information called for by this item concerning First Commonwealth's compliance with section 16(a) of the Exchange Act will be included in First Commonwealth's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 17, 2006, under the heading "Compliance with Section 16(a) Beneficial Ownership Reporting" and is incorporated herein by reference in response to the listing of directors.

First Commonwealth has adopted a code of conduct and ethics policy that applies to all employees of the company, including executive officers.  In addition, First Commonwealth has adopted a code of ethics policy for the Chief Executive Officer and all senior financial officers of the company.  Both of the ethics policies are filed as exhibits to this annual report on Form 10-K and are posted on First Commonwealth's website at http://www.fcbanking.com.  Refer to Item 15 of this Annual Report on Form 10-K for a list of exhibits.

Information regarding executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of First Commonwealth's executives called for by this item will be included in First Commonwealth's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 17, 2006, under the heading "Compensation of Executive Officers" and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners called for by this item will be included in First Commonwealth's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 17, 2006, under the heading "Common Stock Ownership of Management and Other Beneficial Owners" and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions between First Commonwealth and its affiliates called for by this item will be included in First Commonwealth's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 17, 2006, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning First Commonwealth's independent public accountants called for by this item will be included in First Commonwealth's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 17, 2006, under the heading "Accountants" and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(A)	Documents Filed as Part of this Report

	(1)	Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

	(2)	Financial Statement Schedules

		Schedule Number	Description	Page

		I	Indebtedness to Related Parties	N/A
		II	Guarantees of Securities of Other Issuers	N/A

	(3)	Exhibits
		Exhibit Number	Description	Incorporated by Reference to

		3.1	Articles of Incorporation	Exhibit 3(i) to the Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 1994

		3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.2 to Form 8-K filed July 19, 2005

10.1

Change of Control Agreement
dated October 18, 2005 entered
into between FCFC and Gerard M.
Thomchick, together with a
schedule listing substantially
identical Change in Control
Agreements with the following
individuals: Joseph E. O'Dell,
John J. Dolan, and Sue A. McMurdy

10.2

Change of Control Agreement
dated October 18, 2005 entered
into between FCFC and Thaddeus J.
Clements, together with a
schedule listing substantially
identical Change in Control
Agreements with the following
individual: R. John Previte

		10.3	Supplemental Executive Retirement Plan	Exhibit 10.1 to Form 10-Q filed November 12, 2003

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(Continued)	Exhibit Number	Description	Incorporated by Reference to

	10.4	Deferred Compensation Plan	Exhibit 10.8 to Form 10-K filed March 31, 1999

	10.5	Cash Incentive Bonus Program	Exhibit 10.9 to Form 10-K filed March 31, 1999

	10.6	Employment Contract of Johnston A. Glass dated December 21, 1998	Exhibit 10.1 to Form 10-Q filed May 14, 2003

	10.7	Change of Control Agreement dated October 30, 1995 entered into between FCFC and William R. Jarrett	Exhibit 10.6 to Form 10-K filed March 21, 1996

	14.1	Code of Conduct and Ethics

	14.2	Code of Ethics for CEO and Senior Financial Officers

	21.1	Subsidiaries of the Registrant

	23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm

	24.1	Power of Attorney

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                           Dated: February 28, 2006