Form 10-Q
period 2006-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2006-05-05
CIK 712537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
The number of shares outstanding of issuer's common stock, $1.00 Par Value as of April 30, 2006, was 70,592,913.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$84,627	$84,555
Interest-bearing bank deposits	391	473
Federal funds sold	-0-	1,575
Securities available for sale, at market	1,737,899	1,851,986
Securities held to maturity, at amortized cost, (Market value $86,986 in 2006 and $89,804 in 2005)	85,673	87,757
Loans held for sale	553	1,276

Loans:
Portfolio loans	3,651,632	3,623,102
Unearned income	(98)	(119)
Allowance for credit losses	(38,017)	(39,492)

Net loans	3,613,517	3,583,491

Premises and equipment	61,230	60,860
Other real estate owned	1,499	1,655
Goodwill	122,702	122,702
Amortizing intangibles, net	14,686	15,251
Other assets	221,733	214,739

Total assets	$5,944,510	$6,026,320

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$499,161	$491,644
Interest-bearing	3,496,577	3,504,908

Total deposits	3,995,738	3,996,552

Short-term borrowings	601,426	665,665
Other liabilities	37,952	43,314

Subordinated debentures	108,250	108,250
Other long-term debt	685,395	691,494

Total long-term debt	793,645	799,744

Total liabilities	5,428,761	5,505,275

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 71,978,568 shares issued at March 31, 2006 and December 31, 2005; 70,500,069 and 70,377,916 shares outstanding at March 31, 2006 and December 31, 2005, respectively	71,978	71,978
Additional paid-in capital	173,369	173,967
Retained earnings	319,523	318,569
Accumulated other comprehensive loss	(17,349)	(9,655)
Treasury stock (1,478,499 shares at March 31, 2006 and 1,600,652 shares at December 31, 2005, at cost)	(18,672)	(20,214)
Unearned ESOP shares	(13,100)	(13,600)

Total shareholders' equity	515,749	521,045

Total liabilities and shareholders' equity	$5,944,510	$6,026,320

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	For the Quarter Ended March 31,
	2006	2005

Interest Income
Interest and fees on loans	$58,314	$52,591
Interest and dividends on investments:
Taxable interest	17,585	19,273
Interest exempt from Federal income taxes	3,219	3,053
Dividends	603	709
Interest on Federal funds sold	46	4
Interest on bank deposits	14	7

Total interest income	79,781	75,637

Interest Expense
Interest on deposits	23,384	16,502
Interest on short-term borrowings	6,364	5,558

Interest on subordinated debentures	2,054	1,902
Interest on other long-term debt	6,532	6,743

Total interest on long-term debt	8,586	8,645

Total interest expense	38,334	30,705

Net Interest Income	41,447	44,932
Provision for credit losses	908	1,744

Net interest income after provision for credit losses	40,539	43,188

Other Income
Net securities gains	63	485
Trust income	1,394	1,325
Service charges on deposit accounts	3,869	3,540
Insurance commissions	719	840
Income from bank owned life insurance	1,375	1,321
Merchant discount income	-0-	839
Card related interchange income	1,298	1,087
Other income	1,578	2,003

Total other income	10,296	11,440

Other Expenses
Salaries and employee benefits	19,357	18,298
Net occupancy expense	3,402	2,992
Furniture and equipment expense	2,767	2,870
Data processing expense	795	939
Pennsylvania shares tax expense	1,350	1,266
Intangible amortization	565	565
Other operating expenses	7,357	8,463

Total other expenses	35,593	35,393

Income before income taxes	15,242	19,235
Applicable income taxes	2,304	4,016

Net income	$12,938	$15,219

Average Shares Outstanding	69,469,709	69,346,722
Average Shares Outstanding Assuming Dilution	69,918,151	70,024,400
Per Share Data:
Basic earnings per share	$0.19	$0.22
Diluted earnings per share	$0.19	$0.22
Cash dividends per share	$0.170	$0.165

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978

Comprehensive income:

Net income	-0-	-0-	15,219	-0-	-0-	-0-	15,219

Other comprehensive loss, net of tax:

Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(17,961)	-0-	-0-	(17,961)

Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(305)	-0-	-0-	(305)

Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(637)	-0-	-0-	(637)

Total other comprehensive loss	-0-	-0-	-0-	(18,903)	-0-	-0-	(18,903)

Total comprehensive loss	‑0-	-0-	15,219	(18,903)	-0-	-0-	(3,684)

Cash dividends declared	-0-	-0-	(11,535)	-0-	-0-	-0-	(11,535)

Net increase in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	(3,786)	(3,786)

Discount on dividend reinvestment plan purchases	-0-	(221)	-0-	-0-	-0-	-0-	(221)

Treasury stock reissued	-0-	(130)	-0-	-0-	550	-0-	420

Tax benefit of stock options	-0-	(35)	-0-	-0-	-0-	-0-	(35)

Balance at March 31, 2005	$71,978	$175,067	$311,047	$(8,901)	$(26,093)	$(9,961)	$513,137

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity

Balance December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045

Comprehensive income:

Net income	-0-	-0-	12,938	-0-	-0-	-0-	12,938

Other comprehensive loss, net of tax:

Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(7,859)	-0-	-0-	(7,859)

Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(41)	-0-	-0-	(41)

Reclassification adjustment for losses realized in net income as a result of the discontinuance of cash flow hedges	-0-	-0-	-0-	206	-0-	-0-	206

Total other comprehensive loss	-0-	-0-	-0-	(7,694)	-0-	-0-	(7,694)

Total comprehensive income (loss)	‑0-	-0-	12,938	(7,694)	-0-	-0-	5,244

Cash dividends declared	-0-	-0-	(11,984)	-0-	-0-	-0-	(11,984)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	500	500

Discount on dividend reinvestment plan purchases	-0-	(227)	-0-	-0-	-0-	-0-	(227)

Treasury stock reissued	-0-	(367)	-0-	-0-	1,542	-0-	1,175

Tax benefit of stock options	-0-	(4)	-0-	-0-	-0-	-0-	(4)

Balance at March 31, 2006	$71,978	$173,369	$319,523	$(17,349)	$(18,672)	$(13,100)	$515,749

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the 3 Months Ended March 31,

	2006	2005

Operating Activities
Net income....................................................	$12,938	$15,219
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses ................................	908	1,744
Depreciation and amortization...............................	2,858	2,794
Net gains on sales of assets................................	(152)	(833)
Income from increase in cash surrender value of bank owned life insurance...............................	(1,375)	(1,321)
Decrease in interest receivable...............................	1,012	69
Decrease in interest payable..................................	(466)	(807)
Increase (decrease) in income taxes payable...................	(1,856)	7,418
Net decrease in loans held for sale...........................	723	52
Change in deferred taxes......................................	532	(3,366)
Other-net.....................................................	(5,983)	(4,762)

Net cash provided by operating activities.................	9,139	16,207

Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions....................	1,233	4,709
Purchases...................................................	-0-	(9,948)
Transactions with securities available for sale:
Proceeds from sales.........................................	17,239	17,636
Proceeds from maturities and redemptions....................	109,779	112,800
Purchases...................................................	(24,170)	(103,114)
Proceeds from sales of other assets...........................	3,160	3,421
Net decrease in interest-bearing bank deposits................	82	1,668
Net increase in loans.........................................	(32,763)	(44,281)
Purchases of premises and equipment...........................	(3,330)	(4,119)

Net cash provided (used) by investing activities............	71,230	(21,228)

Financing Activities

Repayments of other long-term debt............................	(5,600)	(5,497)
Discount on dividend reinvestment plan purchases..............	(227)	(221)
Dividends paid................................................	(11,964)	(11,528)
Net increase in Federal funds purchased.......................	93,075	52,750
Net decrease in other short-term borrowings...................	(157,314)	(79,589)
Net increase (decrease) in deposits...........................	(814)	47,207
Proceeds from sale of treasury stock..........................	972	217

Net cash provided (used) by financing activities............	(81,872)	3,339

Net decrease in cash and cash equivalents...................	(1,503)	(1,682)

Cash and cash equivalents at January 1........................	86,130	79,591

Cash and cash equivalents at March 31.........................	$84,627	$77,909

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries ("First Commonwealth").  All intercompany transactions and balances have been eliminated.  The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes.  Actual realized amounts could differ from those estimates.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of March 31, 2006, and the results of operations for the three month periods ended March 31, 2006 and 2005, and statements of cash flows and changes in shareholders' equity for the three month periods ended March 31, 2006 and 2005.

The results of operations for the three months ended March 31, 2006 and 2005, are not necessarily indicative of the results that may be expected for the full year or any other interim period.  These interim financial statements should be read in conjunction with First Commonwealth's 2005 Annual Report on Form 10-K which is available on the First Commonwealth's website at http://www.fcbanking.com.  First Commonwealth's website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered by First Commonwealth.

NOTE 2 Cash Flow Disclosures (Dollar amounts in thousands)

	2006	2005

Cash paid during the first three months of the year for:

Interest	$38,800	$31,513
Income Taxes	$3,750	$-0-

Noncash investing and financing activities:

ESOP loan reductions	$500	$214
ESOP borrowings	$-0-	$4,000
Loans transferred to other real estate owned and repossessed assets	$1,205	$1,405
Gross decrease in market value adjustment to securities available for sale	$(12,154)	$(28,101)
Gross increase (decrease) in market value adjustment of derivatives instruments	$317	$(980)
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders' Equity (Dollar amounts in thousands):

	March 31, 2006			March 31, 2005

	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Unrealized losses on securities:

Unrealized holding losses arising during the period	$(12,091)	$4,232	$(7,859)	$(27,632)	$9,671	$(17,961)

Less: reclassification adjustment for gains realized in net income	(63)	22	(41)	(469)	164	(305)

Unrealized losses on derivatives used in cash flow hedging relationships:

Unrealized holding losses arising during the period	-0-	-0-	-0-	(980)	343	(637)

Less: reclassification adjustment for losses realized in net income as a result of the discontinuance of cash flow hedges	317	(111)	206	-0-	-0-	-0-

Other comprehensive loss	$(11,837)	$4,143	$(7,694)	$(29,081)	$10,178	$(18,903)

NOTE 4 Accounting for Stock Options Granted

Prior accounting guidelines permitted two alternate methods of accounting for stock-based compensation: the intrinsic value method of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and the fair value method of FASB Statement No. 123 ("FAS No. 123"), "Accounting for Stock-Based Compensation."  In December 2002, the FASB issued Statement No. 148 ("FAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure."  FAS No. 148 did not amend FAS No. 123 to require companies to account for employee stock options using the fair value method but required all companies with stock-based compensation to provide additional disclosures, regardless of whether they accounted for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

that compensation using the fair value method of FAS No. 123 or the intrinsic value method of APB 25.  As permitted under FAS No. 123, First Commonwealth had elected to use the intrinsic value method to measure stock-based compensation under APB 25 and to disclose in a footnote to the financial statements, net income and earnings per share determined as if the fair value methodology of FAS No. 123 had been implemented.  No stock-based employee compensation expense was reflected in First Commonwealth's net income as reported in the Consolidated Statements of Income because all stock options granted under First Commonwealth's plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

In December 2004, the FASB issued FASB Statement No.123 (Revised) ("FAS No. 123(R)"), "Share-Based Payment."  FAS No. 123(R) replaces FAS No. 123 and supersedes APB 25.  FAS No. 123(R) requires companies to measure compensation costs for all share-based payments including employee stock options using the fair value method.  FAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled beginning on January 1, 2006.  Public companies that used the fair value based method for either recognition or disclosure under FAS No. 123, will apply FAS No. 123(R) using a modified prospective application.  Under the modified prospective application, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS No. 123 for either recognition or pro forma disclosures.  According to FAS No. 123(R), the grant-date fair value of stock options will be recognized as compensation expense in the company's income statement over the requisite service period or the vesting period.

As of December 31, 2005, First Commonwealth did not have any outstanding options for which the requisite service had not already been rendered.  In addition, First Commonwealth's stock-based compensation plan expired on October 15, 2005; therefore, no additional options were granted during the first three months of 2006.

A summary of the status of First Commonwealth's outstanding stock options as of March 31, 2006 and changes for the years ending on that date is presented below:

	2006

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,164,421	$10.63
Granted	-0-	$-0-
Exercised	(105,282)	$9.24
Forfeited	(24,882)	$14.69

Outstanding at end of year	2,034,257	$10.66

Exercisable at end of year	2,034,257	$10.66

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The weighted-average remaining contractual life on these options is 4.9 years.

The following table illustrates the effect on net income and earnings per share if First Commonwealth had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation for the three-month period ended March 31, 2005(Dollar amounts in thousands, except per share data):

Net Income, as reported	$15,219
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(43)

Pro forma net income	$15,176

Earnings per share:
Basic - as reported	$0.22
Basic - pro forma	$0.22
Diluted - as reported	$0.22
Diluted - pro forma	$0.22

Average shares outstanding	69,346,722
Average shares outstanding assuming dilution	70,024,400

NOTE 5 Restructuring Charges

During the third and fourth quarters of 2005, First Commonwealth recorded restructuring charges of $5,437 thousand.  These charges included $700 thousand related to an Executive Officer who executed his right to receive severance payments and benefits under a management contract, as well as one-time termination benefits of $4,737 thousand in connection with First Commonwealth's reorganization initiative.  One-time termination benefits include severance payments, hospitalization costs and payroll taxes.  No additional charges related to this reorganization plan are expected in future periods.  The restructuring charges were for 72 employees whose positions were eliminated as part of the reorganization initiative.

The following is a summary of the restructuring liability (Dollar amounts in thousands):

Restructuring liability as of January 1, 2005	$-0-
Accrual related to management contract	700
Accrual related to reorganization initiative	4,737
One-time benefit payments during 2005	(2,122)

Restructuring liability as of December 31, 2005	3,315
One-time benefit payments during 2006	(2,202)

Restructuring liability as of March 31, 2006	$1,113

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner.  First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments.  First Commonwealth's maximum potential exposure to these partnerships is $4,809 thousand, consisting of the limited partnership investments as of March 31, 2006.  Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth's portion of partnership losses are recognized as incurred.

NOTE 7 Guarantees

Standby letters of credit are conditional commitments issued by First Commonwealth to guarantee the performance of a customer to a third party.  The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held or pledged.  In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  The table below identifies the notional amounts of these guarantees at March 31, 2006 (Dollar amounts in thousands):

Financial standby letters of credit	$16,390
Performance standby letters of credit	$4,451

The current notional amounts outstanding above include financial standby letters of credit of $2,620 thousand and performance standby letters of credit of $103 thousand issued during the first quarter of 2006.  There is currently no liability recorded on First Commonwealth's balance sheet related to the above letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 8 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at March 31, 2006 by investment category and time frame for which the loss has been outstanding (Dollar amounts in thousands):

	Less Than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Obligations	$-0-	$-0-	$2,960	$(32)	$2,960	$(32)

U.S. Government Agency Obligations	44,500	(678)	197,074	(3,509)	241,574	(4,187)

U.S. Government Agency CMO and MBS	419,705	(8,105)	547,216	(25,717)	966,921	(33,822)

Corporate Securities	23,006	(376)	18,823	(223)	41,829	(599)

Municipal Securities	48,607	(766)	672	(29)	49,279	(795)

Asset Backed Securities	943	(15)	-0-	-0-	943	(15)

Total Debt Securities	536,761	(9,940)	766,745	(29,510)	1,303,506	(39,450)

Common Stock	150	(6)	-0-	-0-	150	(6)

Total Securities	$536,911	$(9,946)	$766,745	$(29,510)	$1,303,656	$(39,456)

Management does not believe any individual loss as of March 31, 2006 represents an other-than-temporary impairment.  The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer.  Management has both the intent and ability to hold the securities represented in the table for a time necessary to recover the amortized cost.

NOTE 9 Subsequent Event

On April 27, 2006, First Commonwealth announced the execution of a definitive agreement to acquire Laurel Capital Group, Inc. ("Laurel Capital"), headquartered in Allison Park, Pennsylvania.  Under the terms of the agreement, Laurel Capital shareholders will be entitled to receive $28.25 in cash, an equivalent value of First Commonwealth common stock or a combination of cash and First Commonwealth stock in exchange for their shares of Laurel Capital common stock, subject to proration to ensure that 70% of the aggregate merger consideration is paid in First Commonwealth common stock and 30% in cash.  The definitive agreement was unanimously approved by the Boards of Directors of First Commonwealth and Laurel Capital.  The merger is expected to be completed during the third quarter of 2006, subject to customary conditions, including the receipt of regulatory approvals and the approval of Laurel Capital shareholders.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 10 Post Retirement Benefit Plan of Acquired Company

Employees of the former Southwest Bank and GA Financial, Inc. were covered by a post retirement benefit plan.  The net periodic benefit cost of this plan as of March 31 was as follows (Dollar amounts in thousands):

	2006	2005

Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	61	55
Amortization of transition obligation	1	1
(Gain) Loss amortization	15	(1)

Net periodic benefit cost	$77	$55

This is an unfunded post retirement plan.  Future payments will only consist of benefit payments for life and health insurance premiums for plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") introduced a prescription drug benefit under Medicare Part D. The Act also introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.  The postretirement plans of First Commonwealth are provided through insurance coverage; therefore, First Commonwealth will not receive a direct federal subsidy.  The preceding measure of the net periodic postretirement benefit cost assumes that First Commonwealth will not receive the subsidy due to the relatively small number of retirees.

NOTE 11 New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("FAS 154"), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  As it states in the title, FAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements."  FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  Unlike APB Opinion No. 20, FAS 154 requires changes in accounting principle to have retrospective application to the financial statements from prior periods to which the change applies unless it is impracticable.  FAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  The implementation of FAS 154 did not have an impact on First Commonwealth's financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation including its subsidiaries ("First Commonwealth").  In addition to historical information, this discussion and analysis, as well as the notes to the consolidated financial statements, contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available and may contain the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," and similar expressions.  These forward-looking statements are inherently subject to significant risks and uncertainties, including but not limited to: anticipated cost savings resulting from the recent corporate restructuring initiative, the timing and magnitude of changes in interest rates, changes in general economic and financial market conditions, First Commonwealth's ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions and continuing consolidation of the financial services industry.  Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report.  First Commonwealth undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

RESULTS OF OPERATIONS

First Three Months of 2006 as Compared to the First Three Months of 2005

Net income for the first three months of 2006 was $12.9 million compared to $15.2 million for the same period of 2005.  Basic and diluted earnings per share were $0.19 for the first quarter of 2006 and $0.22 for the first quarter of 2005.

The following is an analysis of the impact of changes in net income on diluted earnings per share:

Net income per share, as of March 31, 2005	$0.22

Increase (decrease) from changes in:
Net interest income	(0.05)
Provision for credit losses	0.01
Security transactions	(0.01)
Service charges on deposits	0.01
Merchant discount income	(0.01)
Salaries and employee benefits	(0.02)
Net occupancy expense	(0.01)
Other operating expenses	0.03
Applicable income taxes	0.02

Net income per share, as of March 31, 2006	$0.19

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

Return on average assets was 0.88% and return on average equity was 9.95% for the first quarter of 2006 compared to 1.00% and 11.48%, respectively, for the first quarter of 2005.  The decrease in net income was primarily the result of the decrease in net interest income.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities.  Net interest income decreased $3.5 million for the first quarter of 2006 compared to the first quarter of 2005 as average earning assets decreased by $227.8 million or 4.0% compared to 2005 averages.

Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average earning assets) was 3.31% for the first three months of 2006 compared to 3.41% for the same period of 2005.  The decline in net interest margin was due primarily to funding costs increasing at a faster rate than yields on earning assets.  The first quarter yield on earning assets (on a fully tax-equivalent basis) increased 55 basis points to 6.13% from 5.58% in the same period last year, while the cost of funds increased 74 basis points to 3.15% from 2.41% in last year's first quarter.

The following is an analysis of the average balance sheets and net interest income for the three months ended March 31 (Dollar amounts in thousands):

	Average Balance Sheets and Net Interest Analysis

	2006			2005

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Assets
Interest-earning assets:
Time deposits with banks	$1,041	$14	5.31%	$964	$7	3.08%
Tax free investment securities	280,673	3,219	7.16	270,945	3,053	7.03
Taxable investment securities	1,574,530	18,188	4.68	1,923,907	19,982	4.21
Federal funds sold	4,162	46	4.53	659	4	2.46
Loans, net of unearned income (b)(c)(d)	3,650,953	58,314	6.68	3,542,655	52,591	6.21

Total interest-earning assets	5,511,359	79,781	6.13	5,739,130	75,637	5.58

Noninterest-earning assets:
Cash	77,807			78,997
Allowance for credit losses	(40,282)			(42,024)
Other assets	426,722			422,736

Total noninterest- earning assets	464,247			459,709

Total Assets	$5,975,606			$6,198,839

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

	2006			2005

	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$558,100	$1,913	1.39%	$562,152	$949	0.68%
Savings deposits (e)	1,179,984	4,982	1.71	1,261,576	3,647	1.17
Time deposits	1,773,440	16,489	3.77	1,580,456	11,906	3.06
Short-term borrowings	630,035	6,364	4.10	916,021	5,558	2.46
Long-term debt	796,961	8,586	4.37	838,378	8,645	4.18

Total interest-bearing liabilities	4,938,520	38,334	3.15	5,158,583	30,705	2.41

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	480,733			478,653
Other liabilities	28,770			24,158
Shareholders' equity	527,583			537,445

Total noninterest- bearing funding sources	1,037,086			1,040,256

Total Liabilities and Shareholders' Equity	$5,975,606			$6,198,839

Net Interest Income and Net Yield on Interest-Earning Assets		$41,447	3.31%		$44,932	3.41%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balances include loans held for sale.
(c)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes net loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (Dollar amounts in thousands):

	Analysis of Changes in Net Interest Income

	2006 Change From 2005

	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$7	$1	$6
Tax free investment securities	166	169	(3)
Taxable investment securities	(1,794)	(3,627)	1,833
Federal funds sold	42	21	21
Loans	5,723	1,658	4,065

Total interest income	4,144	(1,778)	5,922

Interest-bearing liabilities:
Interest-bearing demand deposits	964	(7)	971
Savings deposits	1,335	(236)	1,571
Time deposits	4,583	1,454	3,129
Short-term borrowings	806	(1,735)	2,541
Long-term debt	(59)	(427)	368

Total interest expense	7,629	(951)	8,580

Net interest income	$(3,485)	$(827)	$(2,658)

(a)  Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

On a positive note, the net interest margin increased 11 basis point (0.11%) in the first quarter of 2006 compared to the 3.20% reported in the fourth quarter of 2005, due to the previously disclosed balance sheet changes that occurred during the fourth quarter of 2005.

Interest and fees on loans increased $5.7 million for the first quarter of 2006 compared to 2005 levels for the same period as the average balance of loans increased by $108.3 million or 3.1%.  The first quarter yield on loans increased by 47 basis points (0.47%) to 6.68% from the 6.21% reported in 2005.  The increase in interest and fees on loans for the first quarter of 2006 was partially offset by a decrease in interest income on investment securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

Interest and dividend income on investments decreased $1.6 million for the first quarter of 2006 compared to the first quarter of 2005.  The decrease was largely due to volume decreases as average investments decreased $339.6 million or 15.5% for the first quarter of 2006 compared to the same period of 2005.  Due to the relatively flat yield curve, First Commonwealth has limited the amount it has reinvested in investment securities that have matured or have been paid down.  Additionally, First Commonwealth liquidated $100 million lower-yielding investment securities in the fourth quarter of 2005 to fund the sale of branches.  The total yield on investments was 5.06% for the first three months of 2006 compared to 4.56% for the same period of 2005.

Interest on deposits increased $6.9 million for the first quarter of 2006 compared to the same period of 2005.  The increase was largely due to the increase in rates.  Volumes were also slightly up over prior year levels despite the reduction of $126.0 million in deposits related to branch sales in 2005.  Deposit costs were 2.38% for the first quarter of 2006 compared to 1.72% for the first quarter of 2005, an increase of 66 basis points (0.66%).  Yields were up in all of the deposit categories.  Average total deposits increased 2.8% in the first three months of 2006 when compared to the same period of 2005.  During its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing First Commonwealth's cost of funds.

Interest expense on short-term borrowings increased $806 thousand for the first three months of 2006 compared to the same period of 2005 as a result of increases due to rate which were partially offset by decreases due to volume.  The cost of short-term borrowings for the 2006 period increased by 164 basis points (1.64%) compared to 2005 costs of 2.46%.  The average balance of short-term borrowings for the first quarter of 2006 decreased $286.0 million or 31.2% over averages for the prior year.

Interest expense on long-term debt decreased $59 thousand for the first quarter of 2006 compared to the corresponding period of 2005.  Decreases due to volume were partially offset by increases due to rate.  Average long-term debt for the first three months of 2006 decreased by $41.4 million or 4.9% compared to 2005 averages.  Yields on long-term debt for the first quarter of 2006 increased by 19 basis points (0.19%) compared to the first quarter of 2005.  First Commonwealth continues to analyze its exposure to any concentration of maturities of long-term debt in any one year and the associated risks.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged.  The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio.  The provision for credit losses was $908 thousand for the first three months of 2006 compared to $1.7 million for the first three months of 2005.  The analysis of the Adequacy for the Allowance of Loan Loss as of March 31, 2006, showed continuing improvement in the credit quality of classified loans on the primary watch list.  First Commonwealth believes that the allowance for credit losses is adequate at the present time.

Net charge-offs against the allowance for credit losses increased by $370 thousand for the first three months of 2006 compared to the same period of 2005.  Increases in net charge-offs were primarily in the commercial and commercial real estate loan categories.  The provision for credit losses as a percentage of net charge-offs was 38.10% at March 31, 2006, compared to 86.64% at March 31, 2005.  See the "Credit Review" section for any analysis of the quality of the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

Below is an analysis of the consolidated allowance for credit losses for the three month periods ended March 31, 2006 and 2005 (Dollar amounts in thousands):

	2006	2005

Balance January 1,	$39,492	$41,063
Loans charged off:
Commercial, financial and agricultural	1,618	1,254
Real estate-commercial	226	56
Real estate-residential	337	489
Loans to individuals	597	538
Lease financing receivables	24	24

Total loans charged off	2,802	2,361

Recoveries of previously charged off loans:
Commercial, financial and agricultural	299	155
Real estate-commercial	-0-	-0-
Real estate-residential	1	35
Loans to individuals	119	158
Lease financing receivables	-0-	-0-

Total recoveries	419	348

Net charge offs	2,383	2,013

Provision charged to operations	908	1,744

Balance March 31,	$38,017	$40,794

Noninterest Income

Net securities gains were $63 thousand during the first three months of 2006 compared to $485 thousand during the first three months of 2005.

Service charges on deposits, which continue to be First Commonwealth's most significant component of noninterest fee income, increased $329 thousand for the first three months of 2006 compared to the corresponding period of 2005.  Increases in nonsufficient funds (or "NSF") fees continue to drive the increase in service charges on deposits.  NSF fees increased $395 thousand for the first quarter of 2006 as compared to the first quarter of 2005.  The increase in NSF fees is due to the continuing growth of the High Performance Checking products for consumer and business clients.  In addition, First Commonwealth increased the NSF fee for 2006 from $25 an item to $29 per item.  Management strives to implement reasonable fees for services and closely monitors collection of those fees.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

Other changes in noninterest income during the first three months of 2006 compared to the same period of 2005 included increases in card related interchange income in the amount of $211 thousand.  This increase was offset by decreases in merchant discount income in the amount of $839 thousand and decreases in insurance commission in the amount of $121 thousand.  Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.  The card related interchange income growth was favorably affected by additional volume related to card usage.  The decrease in merchant discount income was due to the sale of the merchant services business in the second quarter of 2005.

Other income for the first three months of 2006 decreased $425 thousand from the $2.0 million reported for the first three months of 2005 primarily due to losses on the sale of other assets, including loans and other real estate owned, in the amount of $413 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

Noninterest Expense

Noninterest expense was $35.6 million for the first three months of 2006 reflecting an increase of $200 thousand from the 2005 level of $35.4 million.  The most significant increase during the 2006 period was salaries and employee benefit costs which increased $1.1 million or 5.8%.  Salaries accounted for $322 thousand of the increase while employee benefits accounted for $737 thousand.  Salaries, adjusted for $353 thousand in severance charges that were recorded in the first quarter of 2006 were slightly less than the amount reported in the comparable period last year.  The most significant employee benefit increase was unemployment compensation insurance which was related to the organizational restructuring and related personnel changes.  Unemployment compensation rates have been affected by the large number of employees terminated during 2004 and 2005, as part of First Commonwealth's organizational restructuring, realignment initiatives and cost containment efforts.  Full time equivalent employees were 1,522 as of the end of the first quarter of 2006 compared to 1,621 for the same time in 2005.  First Commonwealth continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.

Net occupancy expense increased $410 thousand for the first quarter of 2006 over 2005 levels.  The increase was primarily the result of an adjustment to building rental expense due to an ongoing monitoring of leases.  First Commonwealth continues to actively evaluate its branch delivery network to optimize client service in existing branches and to continue expansion into densely populated growth markets.  During the first quarter of 2006, First Commonwealth continued its branch expansion plans as it began construction on two new branch offices in the Pittsburgh-area market as well as completed two significant renovations on existing branches.  The execution of these initiatives may impact occupancy and other expenses in future periods.

Other expenses included decreases in data processing expense and furniture and equipment expense in the amounts of $144 thousand and $103 thousand, respectively.  The decrease in data processing expense was due in part to the sale of the merchant services business.  The decrease in furniture and equipment expense was largely due to a decrease in depreciation expense on furniture and equipment and computer software.

Other operating expenses for the 2006 period were $7.4 million reflecting a decrease of $1.1 million from the 2005 amount of $8.5 million.  The most significant decreases were recorded in plastic card interchange expenses ($697 thousand) and advertising expenses ($209 thousand).  The plastic card interchange expense was eliminated due to the 2005 sale of the merchant services business.  Advertising expenses were higher in 2005 due in large part to new promotions for a variety of deposit and loan products.

Income tax expense decreased $1.7 million for the first quarter of 2006 compared to the first quarter of 2005.  First Commonwealth's effective tax

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months of 2006 as Compared to the First Three Months of 2005
(continued)

rate was 15.1% for the first three months of 2006 compared to 20.9% for the corresponding period of 2005.  Pretax income for the first three months of 2006 period was $4.0 million less than it was for the same period in 2005. This reduction in pretax income allowed the effect of nontaxable income and tax credits to have a larger impact on the effective tax rate in 2006.

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

First Commonwealth's long-term liquidity source is a large core deposit base and a strong capital position.  Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer.  The following table shows a breakdown of the components of Fist Commonwealth's interest-bearing deposits as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

NOW and Super NOW accounts	$98,998	$94,325
Savings and MMDA accounts	1,628,313	1,661,482
Time deposits	1,769,266	1,749,101

Total interest-bearing deposits	$3,496,577	$3,504,908

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

At March 31, 2006, total interest-earning assets were $5,476.1 million, a decrease of $90.0 million from the $5,566.1 million recorded at December 31, 2005.  Total loans increased $27.8 million for the first three months of 2006 while investment securities decreased $116.2 million for the same period.

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity.  These securities are classified as "securities available for sale" and while First Commonwealth does not have specific intentions to sell these securities they have been designated as "available for sale" because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies.  As of March 31, 2006, securities available for sale had an amortized cost of $1,763.8 million and an approximate fair value of $1,737.9 million.

The following table shows a breakdown of loans by categories as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Commercial, financial, agricultural and other	$763,405	$729,962
Real estate loans:
Construction and land development	74,145	78,279
1-4 family dwellings	1,207,583	1,213,223
Other real estate	995,357	987,798
Loans to individuals for household, family and other personal expenditures	608,573	610,648
Leases, net of unearned income	3,122	4,468

Subtotal	3,652,185	3,624,378
Unearned income	(98)	(119)

Totals loans and leases	$3,652,087	$3,624,259

The table above includes loans held for sale.  First Commonwealth's auto lease portfolio continues to decline since the discontinuation of its automobile leasing activities during 2003.

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

The cumulative gap at the 365-day repricing period was negative in the amount of $1,257.5 million or 21.15% of total assets at March 31, 2006.  A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period.  A negative gap tends to indicate that earnings will be affected inversely to interest rate changes.  In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated as of March 31, 2006, and December 31, 2005 (Dollar amounts in thousands):

	March 31, 2006

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,234,540	$192,372	$370,738	$1,797,650
Investments	177,365	69,920	159,155	406,440
Other interest-earning assets	391	-0-	-0-	391

Total interest-sensitive assets	1,412,296	262,292	529,893	2,204,481

Certificates of deposit	346,825	220,868	362,687	930,380
Other deposits	1,727,311	-0-	-0-	1,727,311
Borrowings	711,471	67,173	25,639	804,283

Total interest-sensitive liabilities	2,785,607	288,041	388,326	3,461,974

Gap	$(1,373,311)	$(25,749)	$141,567	$(1,257,493)

ISA/ISL	0.51	0.91	1.36	0.64
Gap/Total assets	23.10%	0.43%	2.38%	21.15%

	December 31, 2005

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days

Loans	$1,223,588	$204,682	$359,406	$1,787,676
Investments	179,227	115,495	159,963	454,685
Other interest-earning assets	2,048	-0-	-0-	2,048

Total interest-sensitive assets	1,404,863	320,177	519,369	2,244,409

Certificates of deposit	465,223	189,534	288,933	943,690
Other deposits	1,755,808	-0-	-0-	1,755,808
Borrowings	711,185	4,657	49,338	765,180

Total interest-sensitive liabilities	2,932,216	194,191	338,271	3,464,678

Gap	$(1,527,353)	$125,986	$181,098	$(1,220,269)

ISA/ISL	0.48	1.65	1.54	0.65
Gap/Total assets	25.34%	2.09%	3.01%	20.25%

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

First Commonwealth's asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period.  Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors.  Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case.  The analysis at March 31, 2006, indicated that a 200 basis point (2.00%) increase in interest rates would decrease net interest income 140 basis points (1.40%) below the base case scenario and a 200 basis point (2.00%) decrease in interest rates would decrease net interest income by 86 basis points (0.86%) below the base case scenario, over the next twelve months, both within policy limits.

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

(Dollar amounts in thousands)	At March 31,

	2006	2005

Nonperforming Loans:

Loans on nonaccrual basis	$14,599	$11,200
Past due more than 90 days	14,305	16,846
Renegotiated loans	170	182

Total nonperforming loans	$29,074	$28,228

Other real estate owned	$1,499	$1,463

Loans outstanding at end of period(a)	$3,652,087	$3,554,441

Average loans outstanding (year-to-date)(a)	$3,650,953	$3,542,655

Nonperforming loans a as percentage of total loans	0.80%	0.79%

Provision for credit losses	$908	$1,744

Allowance for credit losses	$38,017	$40,794

Net charge-offs	$2,383	$2,013

Net charge-offs as a percentage of average loans outstanding (annualized)	0.26%	0.23%

Provision for credit losses as a percentage of net charge-offs	38.10%	86.64%

Allowance for credit losses as a percentage of average loans outstanding	1.04%	1.15%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.04%	1.15%

Allowance for credit losses as a percentage of nonperforming loans	130.76%	144.52%

(a) includes loans held for sale

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at March 31, 2006, and March 31, 2005 (Dollar amounts in thousands):

	2006	2005

Recorded investment in impaired loans at end of period	$14,769	$11,382

Year to date average balance of impaired loans	$12,754	$11,899

Allowance for credit losses related to impaired loans	$2,288	$2,362

Impaired loans with an allocation of the allowance for credit losses	$8,915	$7,244

Impaired loans with no allocation of the allowance for credit losses	$5,854	$4,138

Year to date income recorded on impaired loans on a cash basis	$36	$190

Other than those described above, there are no material credits that management has serious doubts as to the borrower's ability to comply with the present loan repayment terms.  Additionally, the portfolio is well diversified and as of March 31, 2006, there were no significant concentrations of credit.

Nonperforming loans (including loans past due 90 days but still accruing) at March 31, 2006, increased $846 thousand compared to 2005 levels.  Past due loans declined $2.5 million, but were offset by a $3.4 million increase in nonaccrual loans.  The change in nonaccrual loans resulted primarily from one commercial credit relationship.  The remaining recorded balance of that relationship is believed to be well secured, and includes a partial government agency guarantee.  Nonperforming loans as a percent of total loans increased only one basis point from 0.79% at March 31, 2005, to 0.80% at March 31, 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The provision for credit losses for the first quarter of 2006 decreased to $908 thousand from $1,744 thousand in the same period last year.  The analysis of the Adequacy for the Allowance of Loan Loss as of March 31, 2006, showed continuing improvement in the credit quality of classified loans on the primary watch list.  First Commonwealth believes that the allowance for credit losses is adequate at the present time.

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

While First Commonwealth consistently applies a comprehensive methodology and procedure, allowance for credit loss methodologies incorporate management's current judgment about the credit quality of the loan portfolio, as well as collection probabilities for problem credits.  Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicates changes in the expected future cash flows or changes in economic conditions.  The allowance for credit losses and the provision for credit losses are significant elements of First Commonwealth's financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis.  In addition, First Commonwealth maintains a system of internal controls which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Equity capital stood at $515.7 million at March 31, 2006, a decrease of $5.3 million compared to December 31, 2005.  Dividends declared reduced equity by $12.0 million during the first three months of 2006.  The retained net income of $954 thousand remained in permanent capital to fund future growth and expansion.  The market value adjustments to securities available for sale and the terminated loan swaps decreased equity by $7.7 million for the period.  Payment by First Commonwealth's Employee Stock Ownership Plan ("ESOP") to reduce debt it incurred to acquire the First Commonwealth's common stock for future distribution as employee compensation increased equity by $500 thousand.  Amounts paid to fund the discount on reinvested dividends reduced equity by $227 thousand during the first three months of 2006 while the proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $972 thousand during 2006.  Equity capital was also impacted during 2006 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002.  This payment of First Commonwealth's common stock was the final of four scheduled annual contingent payments.

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

The table below presents First Commonwealth's capital position at March 31, 2006:

	Amount (in thousands)	Percent of Adjusted Assets

Tier I Capital	$ 500,708	11.8%
Risk-Based Requirement	170,332	4.0

Total Capital	538,725	12.7
Risk-Based Requirement	340,665	8.0

Minimum Leverage Capital	500,708	8.6
Minimum Leverage Requirement	175,146	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively.  At March 31, 2006, First Commonwealth's banking subsidiary exceeded those requirements.

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

There were no material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which any of their property is the subject.  All legal proceedings presently pending or threatened against First Commonwealth or its subsidiaries arose in the normal course of business and, in the opinion of management, are not expected to have a material adverse effect on the consolidated operations or financial position of First Commonwealth and its subsidiaries.

ITEM 1A.	RISK FACTORS

There were no material changes to the Risk Factors described in Item 1A in First Commonwealth's Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 6.	EXHIBITS

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

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 4, 2006	/s/Joseph E. O'Dell
Joseph E. O'Dell, President and Chief Executive Officer

DATED: May 4, 2006	/s/John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer