Form 10-Q
period 2006-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2006-08-07
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-11242

First Commonwealth Financial Corporation

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1428528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 North Sixth Street, Indiana, PA	15701
(Address of principal executive offices)	(Zip Code)

724-349-7220

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 91 days.

Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of August 1, 2006, was 70,656,759.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$89,688	$84,555
Interest-bearing bank deposits	905	473
Federal funds sold	-0-	1,575
Securities available for sale, at fair value	1,681,139	1,851,986
Securities held to maturity, at amortized cost, (Market value $83,400 in 2006 and $89,804 in 2005)	82,720	87,757
Loans held for sale	4,436	1,276
Loans:
Portfolio loans	3,680,070	3,623,102
Unearned income	(83)	(119)
Allowance for credit losses	(39,020)	(39,492)

Net loans	3,640,967	3,583,491

Premises and equipment	63,832	60,860
Other real estate owned	1,930	1,655
Goodwill	122,702	122,702
Amortizing intangibles, net	14,120	15,251
Other assets	222,947	214,739

Total assets	$5,925,386	$6,026,320

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$507,021	$491,644
Interest-bearing	3,491,784	3,504,908

Total deposits	3,998,805	3,996,552
Short-term borrowings	654,315	665,665
Other liabilities	38,662	43,314
Subordinated debentures	108,250	108,250
Other long-term debt	613,991	691,494

Total long-term debt	722,241	799,744

Total liabilities	5,414,023	5,505,275
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 71,978,568 shares issued at June 30, 2006 and December 31, 2005; 70,636,584 and 70,377,916 shares outstanding at June 30, 2006 and December 31, 2005, respectively	71,978	71,978
Additional paid-in capital	172,707	173,967
Retained earnings	319,740	318,569
Accumulated other comprehensive loss	(23,515)	(9,655)
Treasury stock (1,341,984 shares at June 30, 2006 and 1,600,652 shares at December 31, 2005, at cost)	(16,947)	(20,214)
Unearned ESOP shares	(12,600)	(13,600)

Total shareholders’ equity	511,363	521,045

Total liabilities and shareholders’ equity	$5,925,386	$6,026,320

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$60,487	$54,698	$118,801	$107,289
Interest and dividends on investments:
Taxable interest	17,166	19,076	34,751	38,349
Interest exempt from Federal income taxes	3,230	3,129	6,449	6,182
Dividends	787	510	1,390	1,219
Interest on Federal funds sold	13	120	59	124
Interest on bank deposits	10	7	24	14

Total interest income	81,693	77,540	161,474	153,177

Interest Expense
Interest on deposits	25,182	19,079	48,566	35,581
Interest on short-term borrowings	6,622	5,867	12,986	11,425
Interest on subordinated debentures	2,097	1,945	4,151	3,847
Interest on other long-term debt	6,499	7,009	13,031	13,752

Total interest on long-term debt	8,596	8,954	17,182	17,599

Total interest expense	40,400	33,900	78,734	64,605

Net Interest Income	41,293	43,640	82,740	88,572
Provision for credit losses	4,298	3,000	5,206	4,744

Net interest income after provision for credit losses	36,995	40,640	77,534	83,828

Other Income
Net securities gains	19	-0-	82	485
Trust income	1,481	1,456	2,875	2,781
Service charges on deposit accounts	4,144	4,009	8,013	7,549
Gain on sale of branch	-0-	3,090	-0-	3,090
Gain on sale of merchant services business	-0-	1,991	-0-	1,991
Insurance commissions	595	903	1,314	1,743
Income from bank owned life insurance	1,414	1,355	2,789	2,676
Merchant discount income	-0-	882	-0-	1,721
Card related interchange income	1,391	1,216	2,689	2,303
Other operating income	2,022	2,247	3,600	4,250

Total other income	11,066	17,149	21,362	28,589

Other Expenses
Salaries and employee benefits	17,235	17,864	36,592	36,162
Net occupancy expense	2,785	2,715	6,187	5,707
Furniture and equipment expense	2,915	2,759	5,682	5,629
Data processing expense	820	981	1,615	1,920
Pennsylvania shares tax expense	1,358	1,237	2,708	2,503
Intangible amortization	566	566	1,131	1,131
Other operating expenses	7,543	8,950	14,900	17,413

Total other expenses	33,222	35,072	68,815	70,465

Income before income taxes	14,839	22,717	30,081	41,952
Applicable income taxes	2,613	4,879	4,917	8,895

Net income	$12,226	$17,838	$25,164	$33,057

Average Shares Outstanding	69,653,432	69,129,387	69,562,078	69,237,454
Average Shares Outstanding Assuming Dilution	70,037,609	69,693,693	69,978,210	69,858,133
Per Share Data:
Basic earnings per share	$0.18	$0.26	$0.36	$0.48
Diluted earnings per share	$0.17	$0.26	$0.36	$0.47
Cash dividends per share	$0.170	$0.165	$0.340	$0.330

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045
Comprehensive income
Net income	-0-	-0-	25,164	-0-	-0-	-0-	25,164
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(14,219)	-0-	-0-	(14,219)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(54)	-0-	-0-	(54)
Reclassification adjustment for losses realized in net income as a result of the discontinuance of cash flow hedges	-0-	-0-	-0-	413	-0-	-0-	413

Total other comprehensive loss	-0-	-0-	-0-	(13,860)	-0-	-0-	(13,860)

Total comprehensive income (loss)	-0-	-0-	25,164	(13,860)	-0-	-0-	11,304
Cash dividends declared	-0-	-0-	(23,993)	-0-	-0-	-0-	(23,993)
Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,000	1,000
Discount on dividend reinvestment plan purchases	-0-	(453)	-0-	-0-	-0-	-0-	(453)
Treasury stock reissued	-0-	(855)	-0-	-0-	3,267	-0-	2,412
Tax benefit of stock options	-0-	48	-0-	-0-	-0-	-0-	48

Balance at June 30, 2006	$71,978	$172,707	$319,740	$(23,515)	$(16,947)	$(12,600)	$511,363

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978
Comprehensive income
Net income	-0-	-0-	33,057	-0-	-0-	-0-	33,057
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(7,479)	-0-	-0-	(7,479)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(305)	-0-	-0-	(305)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(410)	-0-	-0-	(410)

Total other comprehensive loss	-0-	-0-	-0-	(8,194)	-0-	-0-	(8,194)

Total comprehensive income (loss)	-0-	-0-	33,057	(8,194)	-0-	-0-	24,863
Cash dividends declared	-0-	-0-	(23,078)	-0-	-0-	-0-	(23,078)
Net increase in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	(4,768)	(4,768)
Discount on dividend reinvestment plan purchases	-0-	(447)	-0-	-0-	-0-	-0-	(447)
Treasury stock reissued	-0-	(400)	-0-	-0-	1,020	-0-	620
Tax benefit of stock options	-0-	(35)	-0-	-0-	-0-	-0-	(35)

Balance at June 30, 2005	$71,978	$174,571	$317,342	$1,808	$(25,623)	$(10,943)	$529,133

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
Operating Activities
Net income	$25,164	$33,057
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,206	4,744
Depreciation and amortization	5,780	5,394
Net gains on sales of assets	(236)	(1,296)
Net gain on sale of branch	-0-	(3,090)
Net gain on sale of merchant services business	-0-	(1,991)
Income from increase in cash surrender value of bank owned life insurance	(2,789)	(2,676)
Decrease (increase) in interest receivable	(176)	166
Increase in interest payable	793	1,334
Increase in income taxes payable	755	5,499
Net increase in loans held for sale	(3,160)	(1,644)
Change in deferred taxes	481	(2,068)
Other-net	(4,197)	(2,916)

Net cash provided by operating activities	27,621	34,513
Investing Activities
Transactions with securities held to maturity:
Proceeds from sales	-0-	-0-
Proceeds from maturities and redemptions	4,186	6,519
Purchases	-0-	(16,178)
Transactions with securities available for sale:
Proceeds from sales	23,046	59,862
Proceeds from maturities and redemptions	213,420	213,882
Purchases	(86,643)	(164,351)
Proceeds from sales of other assets	3,733	5,829
Proceeds from sale of merchant services business	-0-	2,000
Net decrease (increase) in time deposits with banks	(432)	1,215
Net increase in loans	(66,574)	(93,598)
Purchases of premises and equipment	(7,006)	(8,347)

Net cash provided by investing activities	83,730	6,833
Financing Activities
Repayments of other long-term debt	(76,503)	(12,042)
Proceeds from issuance of other long-term debt	-0-	37,803
Discount on dividend reinvestment plan purchases	(453)	(447)
Dividends paid	(23,949)	(23,064)
Net increase in Federal funds purchased	9,775	88,475
Net decrease in other short-term borrowings	(21,125)	(342,181)
Sale of branch and deposits, net of cash received	-0-	(12,143)
Net increase in deposits	2,253	225,117
Proceeds from sale of treasury stock	2,209	417

Net cash used by financing activities	(107,793)	(38,065)

Net increase in cash and cash equivalents	3,558	3,281
Cash and cash equivalents at January 1	86,130	79,591

Cash and cash equivalents at June 30	$89,688	$82,872

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 1 Management Representation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”). All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of financial position as of June 30, 2006, and the results of operations for the three month and six month periods ended June 30, 2006 and 2005, and statements of cash flows and changes in shareholders’ equity for the six month periods ended June 30, 2006 and 2005.

The results of operations for the three and six month periods ended June 30, 2006 and 2005, are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2005 Annual Report on Form 10-K which is available on the First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered by First Commonwealth. First Commonwealth includes its website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and does not intend it to be an active link to First Commonwealth’s website.

NOTE 2 Cash Flow Disclosures (dollar amounts in thousands)

	2006	2005
Cash paid during the first six months of the year for:
Interest	$77,941	$63,271
Income Taxes	$3,750	$5,500
Noncash investing and financing activities:
ESOP loan reductions	$1,000	$429
ESOP borrowings	$-0-	$5,197
Loans transferred to other real estate owned and repossessed assets	$2,775	$2,432
Gross decrease in market value adjustment to securities available for sale	$(21,958)	$(11,975)
Gross increase (decrease) in market value adjustment of derivative instruments	$635	$(631)
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders’ Equity (dollar amounts in thousands):

	June 30, 2006			June 30, 2005
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(21,875)	$7,656	$(14,219)	$(11,506)	$4,027	$(7,479)
Less: reclassification adjustment for gains realized in net income	(83)	29	(54)	(469)	164	(305)
Unrealized losses on derivatives used in cash flow hedging relationships:
Unrealized holding losses arising during the period	-0-	-0-	-0-	(631)	221	(410)
Less: reclassification adjustment for losses realized in net income as a result of the discontinuance of cash flow hedges	635	(222)	413	-0-	-0-	-0-

Other comprehensive loss	$(21,323)	$7,463	$(13,860)	$(12,606)	$4,412	$(8,194)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 4 Accounting for Stock Options Granted

In December 2004, the FASB issued Statement of Financial Accounting Standards No.123 (Revised) (“FAS No. 123(R)”), “Share-Based Payment.” FAS No. 123(R) replaces FAS No. 123 and supersedes APB 25. FAS No. 123(R) requires companies to measure compensation costs for all share-based payments including employee stock options using the fair value method. FAS No. 123(R) applies to new awards and to awards modified, repurchased or cancelled beginning January 1, 2006. Public companies that used the fair value based method for either recognition or disclosure under FAS No. 123, will apply FAS No. 123(R) using a modified prospective application. Under the modified prospective application, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS No. 123 for either recognition or pro forma disclosures. According to FAS No. 123(R), the grant-date fair value of stock options will be recognized as compensation expense in the company’s income statement over the requisite service period or the vesting period.

As of December 31, 2005, First Commonwealth did not have any outstanding options for which the requisite service had not already been rendered. In addition, First Commonwealth’s stock-based compensation plan expired on October 15, 2005; therefore, no additional options were granted during the first six months of 2006.

A summary of the status of First Commonwealth’s outstanding stock options as of June 30, 2006 and changes for the years ending on that date is presented below:

	2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,164,421	$10.63
Granted	-0-	$-0-
Exercised	(241,797)	$9.13
Forfeited	(37,156)	$14.16

Outstanding at end of year	1,885,468	$10.76

Exercisable at end of year	1,885,468	$10.76

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The weighted-average remaining contractual life on these options is 4.72 years.

The following tables illustrates the effect on net income and earnings per share if First Commonwealth had applied the fair value recognition provisions of FAS No. 123R to stock-based employee compensation (Dollar amounts in thousands, except per share data):

	Three months ended June 30,
	2006	2005
Net Income, as reported	$12,226	$17,838
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	-0-	-0-

Pro forma net income	$12,226	$17,838

Earnings per share:
Basic - as reported	$0.18	$0.26
Basic - pro forma	$0.18	$0.26
Diluted - as reported	$0.17	$0.26
Diluted - pro forma	$0.17	$0.26
Average shares outstanding	69,653,432	69,129,387
Average shares outstanding assuming dilution	70,037,609	69,693,693

	Six months ended June 30,
	2006	2005
Net Income, as reported	$25,164	$33,057
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	-0-	(43)

Pro forma net income	$25,164	$33,014

Earnings per share:
Basic - as reported	$0.36	$0.48
Basic - pro forma	$0.36	$0.48
Diluted - as reported	$0.36	$0.47
Diluted - pro forma	$0.36	$0.47
Average shares outstanding	69,562,078	69,237,454
Average shares outstanding assuming dilution	69,978,210	69,858,133

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 5 Restructuring Charges

During the third and fourth quarters of 2005, First Commonwealth recorded restructuring charges of $5,437 thousand. These charges included $700 thousand related to an Executive Officer who executed his right to receive severance payments and benefits under a management contract, as well as one-time termination benefits of $4,737 thousand in connection with First Commonwealth’s reorganization initiative. One-time termination benefits include severance payments, hospitalization costs and payroll taxes. No additional charges related to this reorganization plan are expected in future periods. The restructuring charges were for 72 employees whose positions were eliminated as part of the reorganization initiative. The following is a summary of the restructuring liability (Dollar amounts in thousands):

Restructuring liability as of January 1, 2005	$-0-
Accrual related to management contract	700
Accrual related to reorganization initiative	4,737
One-time benefit payments during 2005	(2,122)

Restructuring liability as of December 31, 2005	3,315
One-time benefit payments during 2006	(2,616)

Restructuring liability as of June 30, 2006	$699

NOTE 6 Variable Interest Entities

Pursuant to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as amended by FIN 46 (Revised 2003) (“FIN 46R”), a company that holds a variable interest in a “variable interest entity” (“VIE”) is required to consolidate the VIE if the company is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns or both. As defined by FIN 46, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $4,506 thousand, which consists of the limited partnership investments as of June 30, 2006. Although these investments qualify as VIE’s, based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses are recognized as incurred.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 7 Guarantees

Standby letters of credit are conditional commitments issued by First Commonwealth to guarantee the performance of a customer to a third party. The contract or notional amount of these instruments reflects the maximum amount of future payments that could be lost under the guarantees if there were a total default by the guaranteed parties without consideration of possible recoveries under recourse provisions or from collateral held or pledged. In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The table below identifies the notional amounts of these guarantees at June 30, 2006 (dollar amounts in thousands):

Financial standby letters of credit	$14,032
Performance standby letters of credit	$4,263

The current notional amounts outstanding above include financial standby letters of credit of $3,765 thousand and performance standby letters of credit of $527 thousand issued during the first six months of 2006. There is currently no liability recorded on First Commonwealth’s balance sheet related to the above letters of credit.

NOTE 8 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values of securities available for sale and securities held to maturity at June 30, 2006 by investment category and time frame for which the loss has been outstanding (dollar amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$-0-	$-0-	$2,974	$(21)	$2,974	$(21)
U.S. Government Agency Obligations	68,782	(935)	161,675	(3,410)	230,457	(4,345)
U.S. Government Agency CMO and MBS	372,278	(10,600)	542,349	(28,118)	914,627	(38,718)
Corporate Securities	48,211	(568)	15,340	(176)	63,551	(744)
Municipal Securities	78,459	(1,707)	664	(37)	79,123	(1,744)
Asset Backed Securities	678	(17)	-0-	-0-	678	(17)

Total Debt Securities	568,408	(13,827)	723,002	(31,762)	1,291,410	(45,589)
Common Stock	10,036	(225)	-0-	-0-	10,036	(225)

Total Securities	$578,444	$(14,052)	$723,002	$(31,762)	$1,301,446	$(45,814)

Management does not believe any individual loss as of June 30, 2006 represents an other-than-temporary impairment. The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 8 Other-Than-Temporary Impairment of Investments (continued)

Management has both the intent and ability to hold the securities represented in the table for a time necessary to recover the amortized cost.

NOTE 9 Pending Business Combination

On April 27, 2006, First Commonwealth announced the execution of a definitive agreement to acquire Laurel Capital Group, Inc. (“Laurel Capital”), headquartered in Allison Park, Pennsylvania. Under the terms of the agreement, Laurel Capital shareholders will be entitled to receive $28.25 in cash, 2.229 shares of First Commonwealth common stock or a combination of cash and First Commonwealth stock in exchange for their shares of Laurel Capital common stock, subject to proration to ensure that 70% of the aggregate merger consideration is paid in First Commonwealth common stock and 30% in cash. The Boards of Directors of First Commonwealth and Laurel Capital unanimously approved the definitive agreement. All required regulatory approvals have been obtained, subject to the approval of the merger by the shareholders of Laurel Capital. A special meeting of Laurel Capital shareholders to approve and adopt the merger agreement is scheduled for August 25, 2006. If shareholder approval is obtained and the other conditions to the merger have been satisfied, the parties expect to complete the transaction at the close of business on August 28, 2006.

NOTE 10 Post Retirement Benefit Plan of Acquired Companies

Employees of the former Southwest Bank and GA Financial, Inc. were covered by post retirement benefit plans. The net periodic benefit cost of these plans for the quarter ended June 30 was as follows (Dollar amounts in thousands):

	2006	2005
Service cost	$-0-	$-0
Interest cost on projected benefit obligation	61	55
Amortization of transition obligation	-0-	-0-
(Gain) Loss amortization	16	-0-

Net periodic benefit cost	$77	$55

The net periodic benefit cost of this plan for the six months ended June 30 was as follows (Dollar amounts in thousands):

	2006	2005
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	122	110
Amortization of transition obligation	1	1
(Gain) Loss amortization	31	(1)

Net periodic benefit cost	$154	$110

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 10 Post Retirement Benefit Plan of Acquired Companies (continued)

These are unfunded post retirement plans. Future payments will only consist of benefit payments for life and health insurance premiums for plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare Part D. The Act also introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The postretirement plans of First Commonwealth are provided through insurance coverage; therefore, First Commonwealth will not receive a direct federal subsidy. The preceding measure of the net periodic postretirement benefit cost assumes that the insurer will receive the subsidy and pass those savings onto First Commonwealth through reduced insurance premiums.

NOTE 11 New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“FAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” FAS No. 154 applies to all voluntary changes in accounting principles and changes the requirements for the accounting for and reporting of a change in accounting principle. Unlike prior accounting standards, FAS No. 154 requires changes in accounting principles to have retrospective application to the financial statements from prior periods to which the change applies unless retrospective application would be impracticable. FAS No. 154 will be effective for accounting changes and corrections of errors that will be made in fiscal years beginning after December 31, 2005. First Commonwealth does not expect the implementation of FAS No. 154 to have a material impact on its financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109.” FIN 48 applies to all tax positions accounted for in accordance with Statement 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. First Commonwealth does not expect implementation of FIN No. 48 to have a material impact on its financial condition and results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”). In addition to historical information, this discussion and analysis, as well as the notes to the consolidated financial statements, contain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management’s beliefs and expectations based on information currently available. Forward-looking statements often contain words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may”. These forward-looking statements are inherently subject to significant risks and uncertainties, including but not limited to: anticipated cost savings resulting from the recent corporate restructuring initiative, the timing and magnitude of changes in interest rates, changes in general economic and financial market conditions, First Commonwealth’s ability to effectively carry out its business plans, changes in regulatory or legislative requirements, changes in competitive conditions and continuing consolidation of the financial services industry. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. First Commonwealth undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

First Six Months of 2006 as Compared to the First Six Months of 2005

Net income for the first six months of 2006 was $25.2 million compared to $33.1 million for the same period of 2005. Basic and diluted earnings per share were $0.36 for the first six months of 2006 and $0.48 and $0.47, respectively, for the same period of 2005.

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the first six months of 2006 compared to the first six months of 2005:

Net income per share, prior year	$0.47
Increase (decrease) from changes in:
Net interest income	(0.09)
Provision for credit losses	(0.01)
Net securities gains	(0.01)
Service charges on deposits	0.01
Gain on sale of branch	(0.04)
Gain on sale of merchant services business	(0.03)
Insurance commissions	(0.01)
Merchant discount income	(0.02)
Card related interchange income	0.01
Salaries and employee benefits	(0.01)
Net occupancy expense	(0.01)
Other operating expenses	0.04
Applicable income taxes	0.06

Net income per share	$0.36

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Six Months of 2006 as Compared to the First Six Months of 2005 (continued)

Return on average assets was 0.85% and return on average equity was 9.67% for the first six months of 2006 compared to 1.07% and 12.51%, respectively, for the first six months of 2005. The decline in net income resulted primarily from the reduction in net interest income as well as the elimination of merchant income in the amount of $1.7 million and the related pre-tax gain that resulted from the sale of First Commonwealth’s merchant services business in the second quarter of 2005. A further reduction in net income resulted from an additional second quarter 2005 pre-tax gain of $3.1 million on the sale of a branch office. The provision for credit losses increased $462 thousand in the first six months of 2006 compared to the same period of 2005 largely as the deterioration of a large commercial loan offset some improvements experienced elsewhere in the loan portfolio. Total other operating expenses declined $2.5 million in the first six months of 2006 compared to the first six months of 2005 including a $1.4 million decrease in plastic card interchange expense. This interchange expense was related to the above mentioned merchant income, which was eliminated when the merchant services business was sold.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on liabilities. Net interest income decreased $5.8 million for the first six months of 2006 compared to the first six months of 2005 as average interest-earning assets decreased by $276.8 million or 4.8% compared to the 2005 averages.

Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average earning assets) was 3.31% for the first six months of 2006 compared to 3.34% for the same period of 2005. The decline in net interest margin was due primarily to funding costs increasing at a faster rate than yields on earning assets. The yield on interest-earning assets (on a fully tax-equivalent basis) increased 60 basis points (0.60%) to 6.21%, while the cost of funds increased 72 basis points (0.72%) to 3.24%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2006 as Compared to the First Six Months of 2005 (continued)

Net Interest Income (continued)

The following is an analysis of the average balance sheets and net interest income for the six months ended June 30 (dollar amounts in thousands):

	Average Balance Sheets and Net Interest Analysis
	2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Time deposits with banks	$926	$24	5.22%	$854	$14	3.25%
Tax free investment securities	281,187	6,449	7.12	274,188	6,182	7.00
Taxable investment securities	1,537,970	36,141	4.74	1,898,552	39,568	4.20
Federal funds sold	2,622	59	4.59	8,255	124	3.02
Loans, net of unearned income (b)(c)	3,650,784	118,801	6.77	3,568,436	107,289	6.25

Total interest-earning assets	5,473,489	161,474	6.21	5,750,285	153,177	5.61

Noninterest-earning assets:
Cash	76,968			80,050
Allowance for credit losses	(39,479)			(41,720)
Other assets	431,393			428,366

Total noninterest-earning assets	468,882			466,696

Total Assets	$5,942,371			$6,216,981

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2006 as Compared to the First Six Months of 2005 (continued)

Net Interest Income (continued)

	2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$569,245	$4,376	1.55%	$561,231	$2,099	0.75%
Savings deposits (d)	1,154,828	10,122	1.77	1,301,972	8,538	1.32
Time deposits	1,781,022	34,068	3.86	1,594,207	24,944	3.16
Short-term borrowings	612,287	12,986	4.28	868,478	11,425	2.65
Long-term debt	790,405	17,182	4.38	849,060	17,599	4.18

Total interest-bearing liabilities	4,907,787	78,734	3.24	5,174,948	64,605	2.52

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	481,904			483,214
Other liabilities	27,850			26,017
Shareholders’ equity	524,830			532,802

Total noninterest-bearing funding sources	1,034,584			1,042,033

Total Liabilities and Shareholders’ Equity	$5,942,371			$6,216,981

Net Interest Income and Net Yield on Interest-Earning Assets		$82,740	3.31%		$88,572	3.34%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes net loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2006 as Compared to the First Six Months of 2005 (continued)

Net Interest Income (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (dollar amounts in thousands):

	Analysis of Changes in Net Interest Income
	2006 Change From 2005
	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$10	$1	$9
Tax free investment securities	267	243	24
Taxable investment securities	(3,427)	(7,510)	4,083
Federal funds sold	(65)	(84)	19
Loans	11,512	2,552	8,960

Total interest income	8,297	(4,798)	13,095

Interest-bearing liabilities:
NOW and super NOW accounts	2,277	30	2,247
Savings and MMDA accounts	1,584	(965)	2,549
Time deposits	9,124	2,923	6,201
Short-term borrowings	1,561	(3,370)	4,931
Long-term debt	(417)	(1,216)	799

Total interest expense	14,129	(2,598)	16,727

Net interest income	$(5,832)	$(2,200)	$(3,632)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $11.5 million for the first six months of 2006 compared to 2005 levels as the average balance of loans increased by $82.3 million or 2.3%. In the first six months of 2006 loan yields increased 52 basis points (0.52%) to 6.77% from the 6.25% reported in the first six months of 2005. The increase in interest and fees on loans for the first six months of 2006 was partially offset by the decrease in interest income on investment securities.

Interest and dividend income on investments decreased $3.2 million for the first six months of 2006 compared to the same period of 2005 despite an increase of 55 basis points (0.55%) resulting in a yield on investments of 5.11%. The decrease was largely due to volume decreases as average investments decreased $353.6 million or 16.3% for the first six months of 2006 compared to the same period of 2005. Due to the relatively flat yield curve, First Commonwealth has limited the amount it has reinvested in investment securities that have matured or have been paid down. Additionally, First Commonwealth liquidated $100 million lower-yielding investment securities in the fourth quarter of 2005 to fund the sale of branches.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2006 as Compared to the First Six Months of 2005 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $13.0 million for the first six months of 2006 compared to the same period of 2005. The increase was largely due to the increase in rates. Volumes were also up over prior year levels despite the reduction of $126.0 million in deposits related to branch sales in 2005. Deposit costs were 2.46% for the first six months of 2006 compared to 1.82% for the first six months of 2005, an increase of 64 basis points (0.64%). During its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing clients with the competitive rates they are looking for while also minimizing First Commonwealth’s cost of funds.

Interest expense on short-term borrowings increased $1.6 million for the first six months of 2006 compared to the same period of 2005 as a result of increases due to rate which were partially offset by decreases due to volume. The cost of short-term borrowings for the 2006 period increased by 163 basis points (1.63%) to 4.28% compared to 2005 costs of 2.65%. The average balance of short-term borrowings for the first six months of 2006 decreased $256.2 million or 29.5% over the 2005 average.

Interest expense on long-term debt decreased $417 thousand for the first six months of 2006 compared to the same period of 2005. Decreases due to volume were partially offset by increases due to rate. Average long-term debt for the first six months of 2006 decreased by $58.7 million or 6.9% compared to 2005 averages. The decrease was in part due to a $10.0 million FHLB convertible select advance that was called by the FHLB pursuant to terms of the advance. Yields on long-term debt for the first six months of 2006 increased by 20 basis points (0.20%) compared to the first six months of 2005. First Commonwealth continues to analyze its exposure to any concentration of maturities of long-term debt in any one year and the associated risks.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The provision for credit losses was $5.2 million for the first six months of 2006 compared to $4.7 million for the same period of 2005. The increase to the provision for credit losses over prior year included an allocation of $2.6 million for a large commercial loan that experienced unexpected deterioration in the second quarter of 2006. Additionally First Commonwealth reclassified a $5.7 million watch list credit relationship to loans held for sale. This reclassification resulted in a charge to the allowance for credit losses of $1.4 million to adjust the loan to fair value less selling costs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2006 as Compared to the First Six Months of 2005 (continued)

Provision for Credit Losses (continued)

The provision for credit losses as a percentage of net credit losses was 91.69% for the six month period ended June 30, 2006, compared to 107.74% for the similar period ended June 30, 2005. See the “Credit Review” section for any analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2006 and 2005 (dollar amounts in thousands):

	2006	2005
Balance January 1,	$39,492	$41,063
Loans charged off:
Commercial, financial and agricultural	981	2,232
Real estate-construction	49	-0-
Real estate-commercial	1,630	518
Real estate-residential	1,376	1,164
Loans to individuals	994	1,086
Lease financing receivables	34	40

Total loans charged off	5,064	5,040

Recoveries of previously charged off loans:
Commercial, financial and agricultural	449	301
Real estate-commercial	-0-	-0-
Real estate-residential	17	83
Loans to individuals	307	253
Lease financing receivables	-0-	-0-

Total recoveries	773	637

Net charge offs	4,291	4,403
Credit losses on loans transferred to held for sale	1,387	-0-

Net Credit Losses	5,678	4,403
Provision charged to operations	5,206	4,744

Balance June 30,	$39,020	$41,404

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2006 as Compared to the First Six Months of 2005 (continued)

Other Income

Net securities gains were $82 thousand during the first six months of 2006 compared to $485 thousand during the first six months of 2005.

Service charges on deposits, which continue to be First Commonwealth’s most significant component of noninterest fee income, increased $464 thousand for the first half of 2006 compared to the corresponding period of 2005. Nonsufficient funds (or “NSF”) fees continue to be the driver of the growth in service charges on deposits. NSF fees increased $537 thousand for the first half of 2006 as compared to the same period of 2005. The increase in NSF fees is due to the continuing growth of the High Performance Checking products for consumer and business clients. In addition, First Commonwealth increased the NSF fee for 2006 from $25 an item to $29 per item. Service charges on deposits are expected to continue to improve as First Commonwealth increases its fee schedules beginning in September 2006.

Other income declined by $7.2 million largely due to the inclusion of a $3.1 million pre-tax gain on the sale of the branch office and a $2.0 million pre-tax gain on the sale of the merchant services business that occurred in the second quarter of 2005 as well as the absence of merchant discount income in the 2006 period. Card related interchange income increased $386 thousand and includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. The card related interchange income growth was favorably affected by additional volume related to card usage.

Other operating income for the first six months of 2006 decreased $650 thousand compared to the same period of 2005 primarily as gains on the sale of loans and other real estate owned decreased. These reductions were partially offset by a gain on the early extinguishment of debt in the amount of $270 thousand. This gain resulted from a FHLB advance that was called by the issuer pursuant to the terms of the advance. As rates continue to increase more FHLB advance payoffs are to be expected.

Other Expenses

Other expenses were $68.8 million for the first six months of 2006 reflecting a decrease of $1.7 million from the 2005 level of $70.5 million. The most significant increase during the 2006 period was net occupancy expense which increased $480 thousand for the first six months of 2006 over 2005 levels. During the second quarter of 2006, First Commonwealth continued its branch expansion plans by opening a new branch office in the Pittsburgh-area market as well as beginning construction on two new branch offices and launching a significant renovation on an existing branch. First Commonwealth continues to actively evaluate its branch delivery network to optimize client service in existing branches and to continue expansion into densely populated growth markets. The execution of these initiatives is expected to result in increased occupancy and other expenses in future periods.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Six Months of 2006 as Compared to the First Six Months of 2005 (continued)

Other Expenses (continued)

Salaries and employee benefit costs increased $430 thousand or 1.2%. Salaries decreased $224 thousand reflecting a previously planned reduction of the workforce, while employee benefit costs increased $654 thousand for the first half of 2006. Unemployment compensation insurance increased due to the organizational restructuring and related personnel changes. Unemployment compensation rates have increased as a result of the large number of employees terminated during 2004 and 2005, as part of First Commonwealth’s organizational restructuring, realignment initiatives and cost containment efforts. Full time equivalent employees were 1,528 at June 30, 2006 compared to 1,652 for the same period in 2005. First Commonwealth continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.

The $305 thousand decrease in data processing expense was due in part to the elimination of expense related to the merchant service business sold in 2005.

Other operating expenses for the 2006 period were $14.9 million reflecting a decrease of $2.5 million from the 2005 amount of $17.4 million. The most significant decrease was in plastic card interchange fees of $1.4 million. Advertising expense decreased by $535 thousand due in large part to promotions in 2005 for a variety of deposit and loan products. The plastic card interchange expense was eliminated due to the 2005 sale of the related merchant services business.

Income tax expense decreased $4.0 million for the first half of 2006 compared to the first half of 2005. First Commonwealth’s effective tax rate was 16.3% for the first six months of 2006 compared to 21.2% for the corresponding period of 2005. The reduction in effective tax rate is a result of a larger percentage of tax-free income. Pretax income for the first six months of 2006 period decreased by $11.9 million compared to the same period in 2005.

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005

Net income was $12.2 million for the second quarter of 2006 compared to net income of $17.8 million for the second quarter of 2005. Basic and diluted earnings per share were $0.18 and $0.17, respectively, for the second quarter of 2006 compared to $0.26 for the comparable period of 2005. Return on equity was 9.39% and return on assets was 0.83% for the second quarter of 2006 compared to 13.55% and 1.15%, respectively for the second quarter of 2005. The decrease in net income in the second quarter 2006 was due in large part to certain gains that were included in the second quarter 2005 results. The second quarter of 2005 included a $3.1 million pre-tax gain on the sale of a branch office ($2.0 million after tax) and a $2.0 million gain on the sale of First Commonwealth’s merchant services business ($1.3 million after tax). Additionally, net interest income was $2.3 million lower in the second quarter 2006 than that of the 2005 period.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005 (continued)

The provision for credit losses increased $1.3 million in the second quarter of 2006 compared to the second quarter of 2005 largely due to the deterioration of a single large commercial loan. Total other expenses declined $1.9 million in the second quarter 2006 when compared to the second quarter of 2005 including a $733 thousand decrease in plastic card interchange expense, which was eliminated when the merchant business was sold.

Net Interest Income

Net interest income decreased $2.3 million for the second quarter of 2006 compared to the second quarter of 2005 as average earning assets for the quarter decreased by $325.3 million or 5.7% compared to 2005 averages.

Net interest margin (on a fully tax-equivalent basis) was 3.31% for the second three months of 2006 compared to 3.28% for the same period of 2005. The improvement in net interest margin was primarily due to a reduction in the average volume of interest bearing liabilities. The yield on interest-earning assets (on a fully tax-equivalent basis) increased 65 basis points (0.65%) to 6.29%, while the cost of funds increased 70 basis points (0.70%) to 3.32%.

The following is an analysis of the average balance sheets and net interest income for the three months ended June 30 (Dollar amounts in thousands):

	Average Balance Sheets and Net Interest Analysis
	2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Time deposits with banks	$813	$10	5.10%	$746	$7	3.46%
Tax free investment securities	281,696	3,230	7.08	277,395	3,129	6.96
Taxable investment securities	1,501,812	17,953	4.79	1,873,475	19,586	4.19
Federal funds sold	1,098	13	4.81	15,768	120	3.04
Loans, net of unearned income (b)(c)	3,650,617	60,487	6.85	3,593,934	54,698	6.30

Total interest-earning assets	5,436,036	81,693	6.29	5,761,318	77,540	5.64

Noninterest-earning assets:
Cash	76,139			81,091
Allowance for credit losses	(38,685)			(41,419)
Other assets	436,011			433,934

Total noninterest-earning assets	473,465			473,606

Total Assets	$5,909,501			$6,234,924

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005 (continued)

Net Interest Income (continued)

	2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$580,267	$2,463	1.70%	$560,321	$1,150	0.82%
Savings deposits (d)	1,129,949	5,140	1.82	1,341,923	4,892	1.46
Time deposits	1,788,520	17,579	3.94	1,607,808	13,037	3.25
Short-term borrowings	594,735	6,622	4.47	821,458	5,867	2.86
Long-term debt	783,921	8,596	4.40	859,624	8,954	4.18

Total interest-bearing liabilities	4,877,392	40,400	3.32	5,191,134	33,900	2.62

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (d)	483,062			487,724
Other liabilities	26,941			27,856
Shareholders’ equity	522,106			528,210

Total noninterest-bearing funding sources	1,032,109			1,043,790

Total Liabilities and Shareholders’ Equity	$5,909,501			$6,234,924

Net Interest Income and Net Yield on Interest-Earning Assets		$41,293	3.31%		$43,640	3.28%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes net loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005 (continued)

Net Interest Income (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (Dollar amounts in thousands):

	Analysis of Changes in Net Interest Income
	2006 Change From 2005
	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$3	$1	$2
Tax free investment securities	101	75	26
Taxable investment securities	(1,633)	(3,883)	2,250
Federal funds sold	(107)	(111)	4
Loans	5,789	890	4,899

Total interest income	4,153	(3,028)	7,181

Interest-bearing liabilities:
NOW and super NOW accounts	1,313	41	1,272
Savings and MMDA accounts	248	(773)	1,021
Time deposits	4,542	1,465	3,077
Short-term borrowings	755	(1,617)	2,372
Long-term debt	(358)	(789)	431

Total interest expense	6,500	(1,673)	8,173

Net interest income	$(2,347)	$(1,355)	$(992)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $5.8 million for the second quarter of 2006 compared to 2005 levels as the quarter-to-date average balance of loans increased by $56.7 million or 1.6%. Loan yields increased 55 basis points (0.55%) for the second quarter of 2006 compared to the same period of 2005.

Interest income on investments decreased $1.5 million for the second quarter of 2006 compared to the same period of 2005. The decrease was due in large part to decreases in volume. The total yield on investments was 5.16% for the second quarter of 2006 compared to 4.55% for the same period of 2005, an increase of 61 basis points (0.61%).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $6.1 million for the second quarter of 2006 compared to the same period of 2005. Deposit costs were 2.54% for the second quarter of 2006 compared to 1.92% for the second quarter of 2005, an increase of 62 basis points (0.62%). Increases in rate were recorded for all deposit categories for the second quarter of 2006 compared to the same period of 2005.

Interest expense on short-term borrowings increased $755 thousand for the second quarter of 2006 compared to the same period of 2005 as a result of increases in interest rates which were partially offset by decreases due to volume. The average balance of short-term borrowings for the second quarter of 2006 decreased $226.7 million over averages for the prior year.

Interest expense on long-term debt decreased $358 thousand for the second quarter of 2006 compared to the corresponding period of 2005, due in large part to decreases in volume. Yields on long-term debt for the second quarter of 2006 increased by 22 basis points (0.22%) compared to the second quarter of 2005. Average long-term debt for the second quarter of 2006 decreased by $75.7 million compared to 2005 averages.

Provision for Credit Losses

The provision for credit losses was $4.3 million for the second quarter of 2006 compared to $3.0 million for the same period of 2005. Net credit losses against the allowance for credit losses increased by $1.3 million for the second quarter of 2006 compared to the same period of 2005. Included in the allowance for credit losses in the second quarter of 2006 was a $1.4 million fair value adjustment related to the $5.7 million watch list credit which was reclassified to loans held for sale as well as a $2.6 million allocation for a large commercial loan that experienced unexpected deterioration. See the “Credit Review” section for an analysis of the quality of the loan portfolio.

Other Income

Net securities gains were $19 thousand during the second quarter of 2006. The second quarter of 2005 did not include net securities gains.

Service charges on deposits increased $135 thousand for the second quarter of 2006 compared to the corresponding period of 2005 primarily reflecting an increase in NSF fees.

Other income declined largely in the second quarter of 2006 due to pre-tax gains on the sale of a branch office in the amount of $3.1 million and the sale on the merchant services business in the amount of $2.0 that occurred in the second quarter of 2005, as well as, the absence of merchant discount income in the 2006 period. Card related interchange income increased in the amount of $175 thousand due to additional volume related to card usage.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005 (continued)

Other Income (continued)

Other operating income for the second quarter of 2006 decreased $225 thousand compared to the same period of 2005 primarily due to the decrease in gains on sale of loans, which was partially offset by a gain on the early extinguishment of debt in the amount of $270 thousand. The gain on the early extinguishment of debt resulted from a FHLB advance that was called by the issuer pursuant to the terms of the advance.

Other Expenses

Total other expenses for the three months ended June 30, 2006 were $33.2 million reflecting a decrease of $1.9 million from the same period of 2005. The most significant decrease during the 2006 period was $733 thousand reduction in plastic card interchange expenses and salaries and employee benefit costs, which decreased $629 thousand. Salaries accounted for $545 thousand of the decrease while employee benefit costs decreased $84 thousand.

The $161 thousand decrease in data processing expense was due in part to the elimination of expense related to the merchant service business sold in 2005.

Other operating expenses for the second quarter of 2006 were $7.5 million reflecting a decrease of $1.4 million from the 2005 amount of $8.9 million. The second quarter of 2006 included decreases in plastic card interchange expense, advertising costs, and other professional fees in the amounts of $733 thousand, $326 thousand, and $265 thousand, respectively. Advertising expense decreases are due in large part to promotions that occurred in the second quarter of 2005 for a variety of deposit and loan products.

Income tax expense decreased $2.3 million for the second quarter of 2006 compared to the second quarter of 2005. First Commonwealth’s effective tax rate was 17.6% for the second quarter of 2006 compared to 21.5% for the corresponding period of 2005. The reduction in effective tax rate is a result of a larger percentage of tax-free income.

LIQUIDITY

Liquidity is a measure of First Commonwealth’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from the banking subsidiary’s core deposit base and the maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Additionally, First Commonwealth’s banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide a source of liquidity, and First Commonwealth has the ability to access the capital markets.

Liquidity risk stems from the possibility that First Commonwealth may not be able to meet current or future financial obligations or may become overly reliant on alternative funding sources. First Commonwealth maintains a liquidity management policy to manage this risk. This policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on board approved limits. The policy also includes a liquidity contingency plan to address funding needs to maintain liquidity under a variety of business conditions. First Commonwealth’s liquidity position is monitored by the Asset/Liability Management Committee (“ALCO”).

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of Fist Commonwealth’s interest-bearing deposits:

	June 30, 2006	December 31, 2005
NOW and Super NOW accounts	$109,390	$94,325
Savings and MMDA accounts	1,605,329	1,661,482
Time deposits	1,777,065	1,749,101

Total interest-bearing deposits	$3,491,784	$3,504,908

At June 30, 2006, total interest-earning assets were $5,449.2 million, a decrease of $116.9 million from $5,566.1 million recorded at December 31, 2005. Total loans increased $60 million for the first six months of 2006. Noninterest-bearing deposits increased $15.4 million, while interest-bearing deposits decreased $13.1 million with the largest decreases being recorded in the savings deposit category.

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity. These securities are classified as “securities available for sale” and while First Commonwealth does not have specific intentions to sell these securities they have been designated as “available for sale” because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 2006, securities available for sale had an amortized cost of $1,716.8 million and an approximate fair value of $1,681.1 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

The following table shows a breakdown of loans by categories as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Commercial, financial, agricultural and other	$820,365	$729,962
Real estate loans:
Construction and land development	91,284	78,279
1-4 family dwellings	1,195,660	1,213,223
Other real estate	980,347	987,798
Loans to individuals for household, family and other personal expenditures	594,886	610,648
Leases, net of unearned income	1,964	4,468

Subtotal	3,684,506	3,624,378
Unearned income	(83)	(119)

Totals loans and leases	$3,684,423	$3,624,259

The table above includes loans held for sale. First Commonwealth’s auto lease portfolio continues to decline since the discontinuation of its automobile leasing activities during 2003.

Interest Sensitivity

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates or equity prices. First Commonwealth’s market risk is composed primarily of interest rate risk. Interest rate risk results principally from timing differences in the repricing of assets and liabilities, changes in the relationship of rate indices and the potential exercise of free standing or embedded options.

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances. While no single number can accurately describe the impact of changes in interest rates on net interest income, interest rate sensitivity positions, or “gaps,” when measured over a variety of time periods, can be informative.

An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period. If interest-sensitive assets (“ISA”) exceed interest-sensitive liabilities (“ISL”) during the prescribed time period, a positive gap results. Conversely, when ISL exceed ISA during a time period, a negative gap results.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

The cumulative gap at the 365 day repricing period was negative in the amount of $1,478 million or 24.94% of total assets at June 30, 2006. A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes. In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively.

The primary components of ISA include adjustable rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and short-term borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated (dollar amounts in thousands):

	June 30, 2006
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,265,697	$200,094	$363,706	$1,829,497
Investments	154,914	73,934	175,153	404,001
Other interest-earning assets	905	-0-	-0-	905

Total interest-sensitive assets	1,421,516	274,028	538,859	2,234,403

Certificates of deposit	356,097	181,713	607,292	1,145,102
Other deposits	1,714,852	-0-	-0-	1,714,852
Borrowings	821,372	10,340	20,310	852,022

Total interest-sensitive liabilities	2,892,321	192,053	627,602	3,711,976

Gap	$(1,470,805)	$81,975	$(88,743)	$(1,477,573)

ISA/ISL	0.49	1.43	0.86	0.60
Gap/Total assets	24.82%	1.38%	1.50%	24.94%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and as a result may not accurately predict the impact of changes in general levels of interest rates or net interest income. Therefore, to more precisely measure the impact of interest rate changes on First Commonwealth’s net interest income, management simulates the potential effects of changing interest rates through computer modeling. The income simulation model used by First Commonwealth captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and balance sheet growth assumptions. The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates. First Commonwealth is then better able to implement strategies, which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase. The repricing strategies for loans would be inversely related.

First Commonwealth’s asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case. The analysis at June 30, 2006, indicated that

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

a 200 basis point (2.00%) increase in interest rates would decrease net interest income 258 basis points (2.58%) above the base case scenario and a 200 basis point (2.00%) decrease in interest rates would decrease net interest income by 56 basis points (0.56%) below the base case scenario, over the next twelve months, both within policy limits.

First Commonwealth’s “Asset/Liability Management Committee” (“ALCO”) is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position. The primary objective of the ALCO process is to ensure that First Commonwealth’s balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide First Commonwealth with appropriate compensation for the assumption of those risks. The ALCO strategies are established by First Commonwealth’s senior management.

First Commonwealth terminated its interest rate swaps during the fourth quarter of 2005; however, the ALCO continues to evaluate the use of additional derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities.

CREDIT REVIEW

The following table identifies amounts of loan losses and nonperforming loans. A loan is placed in nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt.

Past due loans are those which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Renegotiated loans are those loans, which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower and are in compliance with the restructured terms.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

	At June 30,
(Dollar amounts in thousands)	2006	2005
Nonperforming Loans:
Loans on nonaccrual basis	$14,785	$11,149
Past due loans	15,928	15,258
Renegotiated loans	166	179

Total nonperforming loans	$30,879	$26,586

Other real estate owned	$1,930	$1,226
Loans outstanding at end of period (a)	$3,684,423	$3,601,314
Average loans outstanding (year-to-date) (a)	$3,650,784	$3,568,436
Nonperforming loans as a percentage of total loans	0.84%	0.74%
Provision for credit losses	$5,206	$4,744
Allowance for credit losses	$39,020	$41,404
Net charge-offs	$4,291	$4,403
Reduction in allowance for credit losses due to transfer of credit to held for sale	$1,387	$-0-
Net charge-offs as a percentage of average loans outstanding (annualized)	0.31%	0.25%
Provision for credit losses as a percentage of net charge-offs	91.69%	107.74%
Allowance for credit losses as a percentage of average loans outstanding	1.07%	1.16%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.06%	1.15%
Allowance for credit losses as a percentage of nonperforming loans	126.36%	155.74%

(a)	Includes loans held for sale

First Commonwealth considers a loan to be impaired when, based on current information and events, it is probable that the bank will be unable to collect principal or interest due according to the contractual terms of the loan. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at June 30, 2006, and June 30, 2005 (Dollar amounts in thousands):

	2006	2005
Recorded investment in impaired loans at end of period	$14,951	$11,328
Year to date average balance of impaired loans	$13,851	$11,717
Allowance for credit losses related to impaired loans	$2,276	$1,792
Impaired loans with an allocation of the allowance for credit losses	$7,636	$6,424
Impaired loans with no allocation of the allowance for credit losses	$7,315	$4,904
Year to date income recorded on impaired loans on a cash basis	$59	$334

Nonperforming loans (including loans past due 90 days but still accruing) at June 30, 2006, increased $4.3 million compared to 2005 levels and included increases in loans past due 90 days but still accruing of $670 thousand and increases in nonaccrual loans of $3.6 million. The change in nonaccrual loans resulted primarily from one commercial credit relationship that was placed on nonaccrual status during the first quarter of 2006. Nonperforming loans as a percentage of total loans were 0.84% at June 30, 2006 compared to 0.74% at June 30, 2005.

In the second quarter of 2006, management determined the credit worthiness of a $24.0 million commercial credit relationship, which was not past due or on a nonaccrual status, to have been deteriorated. A provision to the allowance for credit losses was recorded to reflect this deterioration in the amount of $2.6 million. The portfolio is well diversified and as of June 30, 2006, there were no significant concentrations of credit.

First Commonwealth’s loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages. This process includes close monitoring of watch list credits for workout progress or deterioration, as well as evaluating the status of significant nonperforming credits and loan loss adequacy. Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements. Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis.

Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses, which are inherent in the loan and lease portfolios at each balance sheet date. Management reviews the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

While First Commonwealth consistently applies a comprehensive methodology and procedure, allowance for credit loss methodologies incorporate management’s current judgments about the credit quality of the loan portfolio, as well as collection probabilities for problem credits. Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicates changes in the expected future cash flows or changes in economic conditions. The allowance for credit losses and the provision for credit losses are significant elements of First Commonwealth’s financial statements, therefore management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis. In addition, First Commonwealth maintains a system of internal controls, which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

CAPITAL RESOURCES

Equity capital stood at $511.4 million at June 30, 2006, a decrease of $9.7 million compared to December 31, 2005. Dividends declared reduced equity by $24.0 million during the first six months of 2006. The retained net income of $1.2 million remained in permanent capital to fund future growth and expansion. The market value adjustments to securities available for sale decreased equity by $13.9 million for the period. Payment by First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) to reduce debt it incurred to acquire the First Commonwealth’s common stock for future distribution as employee compensation increased equity by $1.0 million. Amounts paid to fund the discount on reinvested dividends reduced equity by $453 thousand during the first six months of 2006 while the proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $2.2 million during 2006. Equity capital was also impacted during 2006 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002. This payment of First Commonwealth’s common stock was the final of four scheduled annual contingent payments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL RESOURCES (continued)

A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects, internal controls and management ability. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable ratio of equity to assets.

The Federal Reserve Board has issued risk-based capital adequacy guidelines, which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization’s total capital be common and other “core” equity capital (“Tier I Capital”); (2) assets and off-balance-sheet items be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets.

The minimum leverage ratio is not specifically defined, but is generally expected to be 3-5 percent for all but the most highly rated banks, as determined by a regulatory rating system.

The table below presents First Commonwealth’s capital position at June 30, 2006:

	Amount (in thousands)	Percent of Adjusted Assets
Tier I Capital	$503,054	11.7%
Risk-Based Requirement	171,537	4.0
Total Capital	542,073	12.6
Risk-Based Requirement	343,074	8.0
Minimum Leverage Capital	503,054	8.7
Minimum Leverage Requirement	173,180	3.0

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively. At June 30, 2006, First Commonwealth’s banking subsidiary exceeded those requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in ITEM 2 of this report under the caption “Interest Sensitivity” is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

First Commonwealth carried out an evaluation, under the supervision and with the participation of First Commonwealth’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of First Commonwealth’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the First Commonwealth’s Chief Executive Officer and Chief Financial Officer concluded that the First Commonwealth’s disclosure controls and procedures are effective. In addition, First Commonwealth’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of First Commonwealth’s internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, First Commonwealth’s internal control over financial reporting. No such changes were identified in connection with this evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by First Commonwealth in the reports that First Commonwealth files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by First Commonwealth in the reports that First Commonwealth files under the Exchange Act is accumulated and communicated to First Commonwealth’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth and its subsidiaries.

ITEM 1A.	RISK FACTORS

There were no material changes to the Risk Factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 6.	EXHIBITS

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

DATED: August 7, 2006	/s/ Joseph E. O’Dell
Joseph E. O’Dell, President and Chief Executive Officer

DATED: August 7, 2006	/s/ John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer