Form 10-Q
period 2006-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2006-11-07
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-11138

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of November 1, 2006 was 73,883,903.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$95,151	$84,555
Interest-bearing bank deposits	7,986	473
Federal funds sold	-0-	1,575
Securities available for sale, at fair value	1,649,506	1,851,986
Securities held to maturity, at amortized cost, (Market value $81,574 in 2006 and $89,804 in 2005)	79,841	87,757
Loans held for sale	-0-	1,276

Loans:
Portfolio loans	3,818,846	3,623,102
Unearned income	(70)	(119)
Allowance for credit losses	(42,085)	(39,492)

Net loans	3,776,691	3,583,491

Premises and equipment	68,518	60,860
Other real estate owned	1,911	1,655
Goodwill	159,889	122,702
Amortizing intangibles, net	18,262	15,251
Other assets	234,784	214,739

Total assets	$6,092,539	$6,026,320

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$538,986	$491,644
Interest-bearing	3,779,956	3,504,908

Total deposits	4,318,942	3,996,552

Short-term borrowings	494,877	665,665
Other liabilities	45,308	43,314

Subordinated debentures	108,250	108,250
Other long-term debt	556,194	691,494

Total long-term debt	664,444	799,744

Total liabilities	5,523,571	5,505,275
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 75,100,431 and 71,978,568 shares issued at September 30, 2006 and December 31, 2005, respectively; 73,819,900 and 70,377,916 shares outstanding at September 30, 2006 and December 31, 2005, respectively	75,100	71,978
Additional paid-in capital	208,621	173,967
Retained earnings	322,583	318,569
Accumulated other comprehensive loss	(9,065)	(9,655)
Treasury stock (1,280,531 shares at September 30, 2006 and 1,600,652 shares at December 31, 2005, at cost)	(16,171)	(20,214)
Unearned ESOP shares	(12,100)	(13,600)

Total shareholders’ equity	568,968	521,045

Total liabilities and shareholders’ equity	$6,092,539	$6,026,320

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$64,575	$56,927	$183,376	$164,216
Interest and dividends on investments:
Taxable interest	16,859	18,559	51,610	56,908
Interest exempt from Federal income taxes	3,215	3,244	9,664	9,426
Dividends	776	498	2,166	1,717
Interest on Federal funds sold	17	12	76	136
Interest on bank deposits	15	8	39	22

Total interest income	85,457	79,248	246,931	232,425

Interest Expense
Interest on deposits	28,254	20,885	76,820	56,466
Interest on short-term borrowings	7,338	6,437	20,324	17,862

Interest on subordinated debentures	2,134	1,989	6,285	5,836
Interest on other long-term debt	5,453	6,903	18,484	20,655

Total interest on long-term debt	7,587	8,892	24,769	26,491

Total interest expense	43,179	36,214	121,913	100,819

Net Interest Income	42,278	43,034	125,018	131,606
Provision for credit losses	3,038	2,850	8,244	7,594

Net interest income after provision for credit losses	39,240	40,184	116,774	124,012

Non-Interest Income
Net securities gains	5	34	87	519
Trust income	1,482	1,417	4,357	4,198
Service charges on deposit accounts	4,361	4,226	12,374	11,775
Gain on sale of branch office	-0-	-0-	-0-	3,090
Gain on sale of merchant services business	-0-	-0-	-0-	1,991
Gain on extinguishment of debt	1,283	-0-	1,553	-0-
Insurance commissions	801	1,089	2,115	2,832
Income from bank owned life insurance	1,451	1,359	4,240	4,035
Merchant discount income	-0-	353	-0-	2,074
Card related interchange income	1,398	1,265	4,087	3,568
Other operating income	1,609	1,817	4,939	6,067

Total non-interest income	12,390	11,560	33,752	40,149

Non-Interest Expense
Salaries and employee benefits	17,690	18,320	54,282	54,482
Net occupancy expense	2,845	2,671	9,032	8,378
Furniture and equipment expense	2,998	2,844	8,680	8,473
Data processing expense	903	818	2,518	2,738
Pennsylvania shares tax expense	1,349	1,236	4,057	3,739
Intangible amortization	658	565	1,789	1,696
Restructuring charges	-0-	2,704	-0-	2,704
Other operating expenses	6,999	7,145	21,899	24,558

Total non-interest expense	33,442	36,303	102,257	106,768

Income before income taxes	18,188	15,441	48,269	57,393
Applicable income taxes	2,796	2,445	7,713	11,340

Net income	$15,392	$12,996	$40,556	$46,053

Average Shares Outstanding	70,875,018	69,242,056	70,004,534	69,239,005
Average Shares Outstanding Assuming Dilution	71,177,930	69,787,884	70,382,511	69,834,460
Per Share Data:
Basic earnings per share	$0.22	$0.19	$0.58	$0.67
Diluted earnings per share	$0.22	$0.19	$0.58	$0.66
Cash dividends per share	$0.170	$0.165	$0.510	$0.495

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045

Comprehensive income
Net income	-0-	-0-	40,556	-0-	-0-	-0-	40,556
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	89	-0-	-0-	89
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(54)	-0-	-0-	(54)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	555	-0-	-0-	555

Total other comprehensive income	-0-	-0-	-0-	590	-0-	-0-	590

Total comprehensive income	-0-	-0-	40,556	590	-0-	-0-	41,146

Cash dividends declared	-0-	-0-	(36,542)	-0-	-0-	-0-	(36,542)

Decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,500	1,500

Discount on dividend reinvestment plan purchases	-0-	(677)	-0-	-0-	-0-	-0-	(677)

Treasury stock reissued	-0-	(1,205)	-0-	-0-	4,043	-0-	2,838

Tax benefit of stock options	-0-	91	-0-	-0-	-0-	-0-	91

Stock issued for acquisition	3,122	36,445	-0-	-0-	-0-	-0-	39,567

Balance at September 30, 2006	$75,100	$208,621	$322,583	$(9,065)	$(16,171)	$(12,100)	$568,968

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978
Comprehensive income
Net income	-0-	-0-	46,053	-0-	-0-	-0-	46,053
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(19,260)	-0-	-0-	(19,260)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(317)	-0-	-0-	(317)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(620)	-0-	-0-	(620)

Total other comprehensive loss	-0-	-0-	-0-	(20,197)	-0-	-0-	(20,197)

Total comprehensive income	-0-	-0-	46,053	(20,197)	-0-	-0-	25,856

Cash dividends declared	-0-	-0-	(34,665)	-0-	-0-	-0-	(34,665)

Net increase in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	(5,353)	(5,353)

Discount on dividend reinvestment plan purchases	-0-	(672)	-0-	-0-	-0-	-0-	(672)

Treasury stock reissued	-0-	(776)	-0-	-0-	4,527	-0-	3,751

Tax benefit of stock options	-0-	10	-0-	-0-	-0-	-0-	10

Balance at September 30, 2005	$71,978	$174,015	$318,751	$(10,195)	$(22,116)	$(11,528)	$520,905

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$40,556	$46,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,244	7,594
Depreciation and amortization	8,770	8,024
Net gains on sales of assets	(273)	(1,402)
Net gain on sale of branch	-0-	(3,090)
Net gain on sale of merchant services business	-0-	(1,991)
Net amortization of premiums and discounts on securities	1,522	4,816
Income from increase in cash surrender value of bank owned life insurance	(4,240)	(4,035)
Changes, net of acquisition:
Increase in interest receivable	(1,562)	(27)
Increase in interest payable	1,021	740
Increase in income taxes payable	661	3,546
Net decrease in loans held for sale	1,276	568
Deferred income tax benefit	(56)	(898)
Other-net	(7,001)	(223)

Net cash provided by operating activities	48,918	59,675

Investing Activities
Changes, net of acquisition:
Transactions with securities held to maturity:
Proceeds from sales	-0-	-0-
Proceeds from maturities and redemptions	7,318	8,360
Purchases	-0-	(20,530)
Transactions with securities available for sale:
Proceeds from sales	38,114	92,861
Proceeds from maturities and redemptions	287,601	314,210
Purchases	(122,168)	(270,408)
Proceeds from sales of other assets	5,332	8,088
Proceeds from sale of merchant services business	-0-	2,000
Acquisition net of cash received	60,264	-0-
Net (increase) decrease in time deposits with banks	(7,513)	2,315
Net decrease (increase) in loans	3,051	(112,824)
Purchases of premises and equipment	(10,749)	(11,753)

Net cash provided by investing activities	261,250	12,319

Financing Activities
Changes, net of acquisition:
Repayments of other long-term debt	(133,800)	(77,101)
Proceeds from issuance of other long-term debt	-0-	37,005
Discount on dividend reinvestment plan purchases	(677)	(672)
Dividends paid	(35,957)	(34,606)
Net (decrease) increase in Federal funds purchased	(38,025)	113,350
Net decrease in other short-term borrowings	(154,847)	(321,591)
Sale of branch and deposits, net of cash received	-0-	(14,204)
Net increase in deposits	59,524	232,825
Common stock issued	2,635	3,548

Net cash used in financing activities	(301,147)	(61,446)

Net increase in cash and cash equivalents	9,021	10,548

Cash and cash equivalents at January 1	86,130	79,591

Cash and cash equivalents at September 30	$95,151	$90,139

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 1 Basis of Presentation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”). All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of First Commonwealth’s financial position, results of operations, cash flows, and changes in shareholders’ equity as of and for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2005 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered by First Commonwealth. First Commonwealth includes its website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and does not intend it to be an active link to First Commonwealth’s website.

NOTE 2 Cash Flow Disclosures (dollar amounts in thousands)

	2006	2005
Cash paid during the first nine months of the year ended September 30 for:

Interest	$126,333	$106,636
Income Taxes	$7,313	$9,040

Noncash investing and financing activities:

ESOP loan reductions	$1,500	$643
ESOP borrowings	$-0-	$5,996
Loans transferred to other real estate owned and repossessed assets	$4,112	$4,111
Gross increase (decrease) in market value adjustment of securities available for sale	$54	$(30,119)
Gross increase (decrease) in market value adjustment of terminated cash flow hedges	$-0-	$(954)
Treasury stock reissued for business combination	$203	$203

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 3 Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Statements of Changes in Shareholders’ Equity (dollar amounts in thousands):

	September 30, 2006			September 30, 2005
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$137	$(48)	$89	$(29,631)	$10,371	$(19,260)

Less: reclassification adjustment for gains realized in net income	(83)	29	(54)	(488)	171	(317)

Unrealized losses on derivatives used in cash flow hedging relationships:

Unrealized holding losses arising during the period	-0-	-0-	-0-	(954)	334	(620)
Less: reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	854	(299)	555	-0-	-0-	-0-

Other comprehensive income (loss)	$908	$(318)	$590	$(31,073)	$10,876	$(20,197)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 4 Accounting for Stock Options Granted

In December 2004, the FASB issued Statement of Financial Accounting Standards No.123 (Revised) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) replaces FAS 123 and supersedes APB 25. FAS 123(R) requires companies to measure compensation costs for all share-based payments including employee stock options using the fair value method. FAS 123(R) applies to new awards and to awards modified, repurchased or cancelled beginning January 1, 2006. Public companies that used the fair value based method for either recognition or disclosure under FAS No. 123, will apply FAS 123(R) using a modified prospective application. Under the modified prospective application, compensation cost is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS 123 for either recognition or pro forma disclosures. According to FAS 123(R), the grant-date fair value of stock options will be recognized as compensation expense in the company’s income statement over the requisite service period or the vesting period.

As of December 31, 2005, First Commonwealth did not have any outstanding options for which the requisite service had not already been rendered. In addition, First Commonwealth’s stock-based compensation plan expired on October 15, 2005; therefore, no additional options were granted during the first nine months of 2006.

A summary of the status of First Commonwealth’s outstanding stock options as of and for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year, January 1, 2006	2,164,421	$10.63
Granted	-0-	$-0-
Exercised	(303,250)	$8.69
Forfeited	(37,156)	$14.16

Outstanding at end of period, September 30, 2006	1,824,015	$10.89

Exercisable at end of period, September 30, 2006	1,824,015	$10.89

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 4 Accounting for Stock Options Granted (continued)

The weighted-average remaining contractual life on these options is 4.56 years.

The following tables illustrate the effect on net income and earnings per share if First Commonwealth had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation (dollar amounts in thousands, except per share data):

	Three months ended September 30,
	2006	2005
Net Income, as reported	$15,392	$12,996
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	-0-	-0-

Pro forma net income	$15,392	$12,996

Earnings per share:
Basic - as reported	$0.22	$0.19
Basic - pro forma	$0.22	$0.19
Diluted - as reported	$0.22	$0.19
Diluted - pro forma	$0.22	$0.19

Average shares outstanding	70,875,018	69,242,056
Average shares outstanding assuming dilution	71,177,930	69,787,884

	Nine months ended September 30,
	2006	2005
Net Income, as reported	$40,556	$46,053
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	-0-	(43)

Pro forma net income	$40,556	$46,010

Earnings per share:
Basic - as reported	$0.58	$0.67
Basic - pro forma	$0.58	$0.66
Diluted - as reported	$0.58	$0.66
Diluted - pro forma	$0.58	$0.66

Average shares outstanding	70,004,534	69,239,005
Average shares outstanding assuming dilution	70,382,511	69,834,460

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 5 Restructuring Charges

During the third and fourth quarters of 2005, First Commonwealth recorded restructuring charges totaling $5,437 thousand. These charges included $700 thousand paid to a former executive officer who executed his right to receive severance payments and benefits under a management contract, as well as one-time termination benefits of $4,737 thousand consisting of severance payments, hospitalization costs and payroll taxes for 72 employees whose positions were eliminated as part of First Commonwealth’s reorganization initiative. No additional charges related to this reorganization plan are expected in future periods.

The following is a summary of the restructuring liability (dollar amounts in thousands):

Restructuring liability as of January 1, 2005	$-0-
Accrual related to management contract	700
Accrual related to reorganization initiative	4,737
One-time benefit payments during 2005	(2,122)

Restructuring liability as of December 31, 2005	3,315
One-time benefit payments during 2006	(2,758)

Restructuring liability as of September 30, 2006	$557

NOTE 6 Variable Interest Entities

Pursuant to FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as amended by FIN 46R (Revised 2003) (“FIN 46R”), a company that holds a variable interest in a “variable interest entity” (“VIE”) is required to consolidate the VIE if the company is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns or both. As defined by FIN 46R, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $4,301 thousand, which consists of the limited partnership investments as of September 30, 2006. Although these investments qualify as VIE’s, based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses are recognized as incurred.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 7 Guarantees

Standby letters of credit are conditional commitments issued by First Commonwealth to guarantee the performance of a customer to a third party. The contract or notional amount of these instruments reflects the maximum amount of future payments that First Commonwealth could be required to pay under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. For the nine month period ended September 30, 2006 approximately $280 thousand was drawn under these commitments. The table below identifies the notional amounts of these guarantees at September 30, 2006 (dollar amounts in thousands):

Financial standby letters of credit	$65,147
Performance standby letters of credit	$17,367

The current notional amounts outstanding above include financial standby letters of credit of $3,453 thousand and performance standby letters of credit of $1,236 thousand issued during the first nine months of 2006. There is currently no liability recorded on First Commonwealth’s balance sheet related to the above letters of credit.

NOTE 8 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values of securities available for sale and securities held to maturity at September 30, 2006 by investment category and time frame for which the loss has been outstanding (dollar amounts in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Obligations	$-0-	$-0-	$2,994	$(5)	$2,994	$(5)
U.S. Government Agency Obligations	-0-	-0-	207,620	(2,551)	207,620	(2,551)
U.S. Government Agency CMO and MBS	211,911	(1,821)	653,793	(21,609)	865,704	(23,430)
Corporate Securities	25,731	(72)	26,056	(415)	51,787	(487)
Municipal Securities	1,685	(9)	5,501	(27)	7,186	(36)
Asset Backed Securities	613	(14)	-0-	-0-	613	(14)

Total Debt Securities	239,940	(1,916)	895,964	(24,607)	1,135,904	(26,523)
Equity Securities	4,972	(147)	138	(18)	5,110	(165)

Total Securities	$244,912	$(2,063)	$896,102	$(24,625)	$1,141,014	$(26,688)

Management does not believe any individual loss as of September 30, 2006 represents an other-than-temporary impairment. The unrealized losses are predominantly attributable to changes in interest rates and not from the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 8 Other-Than-Temporary Impairment of Investments (continued)

deterioration of the creditworthiness of the issuer. Management has both the intent and ability to hold the securities represented in the table for a time necessary to collect the contractual principal and interest.

NOTE 9 Business Combination

On August 28, 2006; First Commonwealth completed its acquisition of Laurel Capital Group, Inc. (“Laurel Capital”) for a total cost of approximately $56.1 million, which was paid in common stock valued at $39.5 million and $16.6 million in cash. Laurel Capital was the holding company for Laurel Savings Bank (“Laurel Savings”) with approximately $314 million in assets and 8 branch offices located in Allegheny and Butler counties in Pennsylvania.

First Commonwealth recorded goodwill and core deposit intangibles totaling approximately $37.2 million and $4.8 million, respectively, in the Laurel Capital acquisition.

NOTE 10 Post Retirement Benefit Plan of Acquired Companies

Employees of the former Southwest Bank and GA Financial, Inc. were covered by post retirement benefit plans. The net periodic benefit cost of these plans for the quarter ended September 30 was as follows (dollar amounts in thousands):

	2006	2005
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	61	55
Amortization of transition obligation	1	1
Loss amortization	16	-0-

Net periodic benefit cost	$78	$56

The net periodic benefit cost of this plan for the nine months ended September 30 was as follows (dollar amounts in thousands):

	2006	2005
Service cost	$-0-	$-0-
Interest cost on projected benefit obligation	183	165
Amortization of transition obligation	2	2
(Gain) Loss amortization	47	(1)

Net periodic benefit cost	$232	$166

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 10 Post Retirement Benefit Plan of Acquired Companies (continued)

These plans are unfunded. Future payments will only consist of benefit payments for life and health insurance premiums for plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare Part D. This legislation also introduced a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The postretirement plans of First Commonwealth are provided through insurance coverage; therefore, First Commonwealth will not receive a direct federal subsidy. The preceding measure of the net periodic postretirement benefit cost assumes that the insurer will receive the subsidy and pass those savings onto First Commonwealth through reduced insurance premiums.

NOTE 11 New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“FAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” Effective for fiscal years ending after December 15, 2006, FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Effective for fiscal years ending after December 15, 2008, this Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. First Commonwealth does not expect implementation of FAS 158 to have a material impact on its financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles (“GAAP”). Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. FAS 157 will be effective for fiscal years beginning after November 15, 2007. First Commonwealth does not expect implementation of FAS 157 to have a material impact on its financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force issued EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a spilt-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 will be effective for fiscal years beginning after December 15, 2006. Management is currently evaluating how the provisions of EITF 06-4 will affect First Commonwealth’s financial condition or results of operations upon adoption.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 11 New Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Quantification of Misstatements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. First Commonwealth does not expect implementation of SAB 108 to have a material impact on its financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 applies to all tax positions accounted for in accordance with Statement 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. First Commonwealth does not expect implementation of FIN 48 to have a material impact on its financial condition and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“FAS 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” FAS 154 applies to all voluntary changes in accounting principles and changes the requirements for the accounting for and reporting of a change in accounting principle. Unlike prior accounting standards, FAS 154 requires changes in accounting principles to have retrospective application to the financial statements from prior periods to which the change applies unless retrospective application would be impracticable. FAS 154 will be effective for accounting changes and corrections of errors that will be made in fiscal years beginning after December 31, 2005. First Commonwealth does not expect the implementation of FAS 154 to have a material impact on its financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This discussion and the accompanying financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and results of operations of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) and should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe First Commonwealth’s future plans, strategies and expectations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond the control of First Commonwealth and which may cause actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Such risks and uncertainties include, among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

•	Adverse changes in the economy or business conditions, either nationally or in our market areas, could increase credit-related losses and expenses and/or limit growth.

•	Increases in defaults by borrowers and other delinquencies could result in increases in our provision for losses on loans and related expenses.

•	Our inability to manage growth effectively, including the successful expansion of our customer support, administrative infrastructure and internal management systems, could adversely affect our results of operations and prospects.

•	Fluctuations in interest rates and market prices could reduce our net interest margin and asset valuations and increase our expenses.

•	The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to our detriment.

•	Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers’ businesses.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. First Commonwealth undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

First Nine Months Ended September 30, 2006 as Compared to the First Nine Months Ended September 30, 2005

EXECUTIVE SUMMARY

Net income for the first nine months of 2006 was $40.6 million compared to $46.1 million for the same period of 2005. Basic and diluted earnings per share were $0.58 for the first nine months of 2006 and $0.67 and $0.66, respectively, for the same period of 2005. Return on average assets was 0.91% and return on average equity was 10.23% for the first nine months of 2006 compared to 0.99% and 11.53%, respectively, for the first nine months of 2005. The decline in net income resulted from the reduction in net interest income as well as the elimination of merchant discount income in the amount of $2.1 million and the related pre-tax gain in the amount of $2.0 million that resulted from the sale of First Commonwealth’s merchant services business in 2005. A further reduction in net income resulted from an additional 2005 pre-tax gain of $3.1 million on the sale of a branch office. Total non-interest expense for the first nine months of 2006 decreased $4.5 million compared to the prior year period. The decrease was primarily due to a 2005 restructuring charge of $2.7 million and a reduction in other operating expenses of $2.7 million mainly due to a $1.5 million decrease in plastic card interchange expense. This interchange expense was related to the above mentioned merchant income, which was eliminated when the merchant services business was sold.

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the first nine months of 2006 compared to the first nine months of 2005:

Net income per share, prior year	$0.66

Increase (decrease) from changes in:
Net interest income	(0.11)
Provision for credit losses	(0.01)
Net securities gains	(0.01)
Service charges on deposits	0.01
Gain on sale of branch	(0.04)
Gain on sale of merchant services business	(0.03)
Gain on extinguishment of debt	0.02
Other operating income	(0.01)
Insurance commissions	(0.01)
Merchant discount income	(0.03)
Card related interchange income	0.01
Salaries and employee benefits	0.01
Net occupancy expense	(0.01)
Restructuring charges	0.04
Other operating expenses (a)	0.04
Applicable income taxes	0.05

Net income per share, September 30, 2006	$0.58

(a)	Includes $0.02 per diluted share for plastic card interchange expense related to the merchant services business sold in 2005.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Nine Months Ended September 30, 2006 as Compared to the First Nine Months Ended September 30, 2005

(continued)

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from earning assets exceeds interest expense on interest-bearing liabilities. Net interest income decreased $6.6 million for the first nine months of 2006 compared to the first nine months of 2005 primarily from a $281.0 million decline in average interest-earning assets.

Net interest margin (net interest income, on a fully tax-equivalent basis, as a percentage of average interest-earning assets) was 3.32% for the nine month period ended September 30, 2006 compared to 3.30% for the same period of 2005. The increase in the net interest margin was due mainly to the decrease in the balance of short-term borrowings and long-term debt partially offset by funding costs increasing at a faster rate than yields on earning assets. The yield on interest-earning assets (on a fully tax-equivalent basis) increased 66 basis points (0.66%) to 6.30%, while the cost of interest-bearing liabilities rose 72 basis points (0.72%) to 3.33%.

The net interest margin improvement was offset by the lower levels of interest-earning assets which contributed to the decrease in net interest income.

The following is an analysis of the average balance sheets and net interest income for the nine months ended September 30 (dollar amounts in thousands):

	Average Balance Sheets and Net Interest Analysis
	2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Time deposits with banks	$1,856	$39	2.80%	$804	$22	3.67%
Tax free investment securities	281,099	9,664	7.07	277,829	9,426	6.98
Taxable investment securities	1,507,189	53,776	4.77	1,875,527	58,625	4.18
Federal funds sold	2,157	76	4.73	5,964	136	3.05
Loans, net of unearned income (b)(c) (d)	3,677,352	183,376	6.87	3,590,481	164,216	6.31

Total interest-earning assets	5,469,653	246,931	6.30	5,750,605	232,425	5.64

Noninterest-earning assets:
Cash	78,257			80,807
Allowance for credit losses	(39,802)			(41,826)
Other assets	440,355			428,829

Total noninterest-earning assets	478,810			467,810

Total Assets	$5,948,463			$6,218,415

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months Ended September 30, 2006 as Compared to the First Nine Months Ended September 30, 2005

(continued)

Net Interest Income (continued)

	Average Balance Sheets and Net Interest Analysis
	2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$578,556	$7,321	1.69%	$564,832	$3,554	0.84%
Savings deposits (e)	1,142,829	15,673	1.83	1,312,897	13,703	1.40
Time deposits	1,818,346	53,826	3.96	1,615,324	39,209	3.25
Short-term borrowings	610,216	20,324	4.45	834,712	17,862	2.86
Long-term debt	750,005	24,769	4.42	843,265	26,491	4.20

Total interest-bearing liabilities	4,899,952	121,913	3.33	5,171,030	100,819	2.61

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	489,219			488,113
Other liabilities	29,018			25,406
Shareholders’ equity	530,274			533,866

Total noninterest-bearing funding sources	1,048,511			1,047,385

Total Liabilities and Shareholders’ Equity	$5,948,463			$6,218,415

Net Interest Income and Net Yield on Interest-Earning Assets		$125,018	3.32%		$131,606	3.30%

(a)	Yields on interest-earning assets have been computed on a fully tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale.
(c)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes net loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months Ended September 30, 2006 as Compared to the First Nine Months Ended September 30, 2005

(continued)

Net Interest Income (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (dollar amounts in thousands):

	Analysis of Changes in Net Interest Income
	2006 Change From 2005
	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$17	$29	$(12)
Tax free investment securities	238	171	67
Taxable investment securities	(4,849)	(11,516)	6,667
Federal funds sold	(60)	(87)	27
Loans	19,160	4,100	15,060

Total interest income	14,506	(7,303)	21,809

Interest-bearing liabilities:
NOW and super NOW deposits	3,767	86	3,681
Savings and MMDA deposits	1,970	(1,775)	3,745
Time deposits	14,617	4,928	9,689
Short-term borrowings	2,462	(4,804)	7,266
Long-term debt	(1,722)	(2,930)	1,208

Total interest expense	21,094	(4,495)	25,589

Net interest income	$(6,588)	$(2,808)	$(3,780)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $19.2 million for the first nine months of 2006 compared to 2005 levels as the average balance of loans increased $86.9 million. In the nine month period ended September 30, 2006 loan yields increased 56 basis points (0.56%) to 6.87% from the 6.31% reported in the comparable period of 2005. The increase in interest and fees on loans for the first nine months of 2006 was partially offset by the decrease in interest income on investment securities.

Interest and dividend income on investment securities decreased $4.6 million for the first nine months of 2006 compared to the same period of 2005 despite an increase of 59 basis points (0.59%) resulting in a yield on investments of 5.13%. The decline was largely due to volume decreases as average investment securities fell $365.1 million for the first nine months of 2006 compared to the same period of 2005. Due to the relatively flat yield curve, First Commonwealth has limited the amount it has reinvested in investments that have matured or have been paid down. Additionally, First Commonwealth liquidated $100 million lower yielding investment securities in the fourth quarter of 2005 to fund the sale of branches.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months Ended September 30, 2006 as Compared to the First Nine Months Ended September 30, 2005

(continued)

Net Interest Income (continued)

Interest expense on deposits increased $20.4 million for the nine month period ended September 30, 2006 compared to the same period of 2005. The increase was largely due to the increase in rates. Volumes were also up over the prior year level despite the reduction of $126.0 million in deposits related to branch sales in 2005. Deposit costs were 2.55% for the first nine months of 2006 compared to 1.90% for the first nine months of 2005, an increase of 65 basis points (0.65%). As part of its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing customers with competitive rates while also minimizing First Commonwealth’s cost of funds.

Interest expense on short-term borrowings increased $2.5 million for the nine month period ended September 30, 2006 compared to the same period of 2005 due to higher rates partially offset by decreases in volume. The cost of short-term borrowings for the 2006 period increased by 159 basis points (1.59%) to 4.45% compared to 2005 costs of 2.86%. The average balance of short-term borrowings for the first nine months of 2006 decreased $224.5 million compared to the 2005 average. Liquid assets of approximately $75 million acquired from Laurel Savings were used to reduce short-term borrowings.

Interest expense on long-term debt declined $1.7 million for the first nine months of 2006 compared to the same period of 2005. Decreases due to volume were partially offset by increases due to rates. Average long-term debt for the nine month period ended September 30, 2006 fell $93.3 million compared to the same period of 2005. The decrease was mostly due to $102.5 million of Federal Home Loan Bank “FHLB” advances that were converted by the issuer pursuant to terms of the advance and simultaneously paid off. Rates on long-term debt for the first nine months of 2006 increased 22 basis points (0.22%) compared to the first nine months of 2005. First Commonwealth continues to analyze its exposure to any concentration of maturities of long-term debt in any one year and the associated risks.

Provision for Credit Losses

The provision for credit losses is an amount added to the allowance against which credit losses are charged. The amount of the provision is determined by management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The provision for credit losses was $8.2 million for the first nine months of 2006 compared to $7.6 million for the same period of 2005.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months Ended September 30, 2006 as Compared to the First Nine Months Ended September 30, 2005

(continued)

Provision for Credit Losses (continued)

The provision for credit losses as a percentage of net credit losses was 108.05% for the nine month period ended September 30, 2006, compared to 106.66% for the similar period ended September 30, 2005. See the “Credit Review” section for an analysis of the quality of the loan portfolio.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2006 and 2005 (dollar amounts in thousands):

	2006	2005
Balance January 1,	$39,492	$41,063
Addition as a result of acquisition	1,979	-0-
Loans charged off:
Commercial, financial and agricultural	2,104	3,409
Real estate-construction	49	598
Real estate-commercial	1,728	691
Real estate-residential	1,924	1,686
Loans to individuals	1,538	1,714
Lease financing receivables	44	41

Total loans charged off	7,387	8,139

Recoveries of previously charged off loans:
Commercial, financial and agricultural	678	498
Real estate-commercial	-0-	-0-
Real estate-residential	44	90
Loans to individuals	422	431
Lease financing receivables	-0-	-0-

Total recoveries	1,144	1,019

Net charge offs	6,243	7,120

Credit losses on loans transferred to held for sale	1,387	-0-

Net Credit Losses	7,630	7,120

Provision charged to operations	8,244	7,594

Balance September 30,	$42,085	$41,537

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months Ended September 30, 2006 as Compared to the First Nine Months Ended September 30, 2005

(continued)

Non-Interest Income

For the nine month period ended September 30, 2006, non-interest income declined by $6.4 million compared to the same period in 2005. This decrease was largely due to the inclusion of a $3.1 million gain on the sale of a branch office and a $2.0 million gain on the sale of the merchant services business that occured in the second quarter of 2005 coupled with the elimination of merchant discount income of $2.1 million partly offset by a $1.6 million gain on the early extinguishment of debt in 2006.

Service charges on deposits, which continue to be First Commonwealth’s most significant component of non-interest income, increased $599 thousand for the first nine months of 2006 compared to the corresponding period of 2005 primarily due to nonsufficient funds (“NSF”) fees. Service charges on deposits are expected to increase as a result of the Laurel Savings acquisition and fee schedule increases.

The $1.6 million gain on the early extinguishment of debt was a result of FHLB advances that were converted by the issuer pursuant to the terms of the advance and simultaneously paid off.

Card related interchange income increased $519 thousand, which includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.

Other operating income for the first nine months of 2006 decreased $1.1 million compared to the same period of 2005 due to lower gains recorded on the sale of mortgages, student loans, and other real estate owned.

Non-Interest Expense

Non-interest expense totaled $102.3 million for the first nine months of 2006 reflecting a decrease of $4.5 million from the 2005 level of $106.8 million. The decrease was primarily due to $2.7 million in restructuring charges incurred in 2005 and an additional $2.7 million reduction in other operating expenses.

Salaries and employee benefit expenses decreased $200 thousand. Salaries decreased $1.1 million reflecting a previously planned reduction of the workforce, while employee benefit expense increased $899 thousand for the nine months of 2006 due to higher ESOP, medical, and insurance costs. Unemployment compensation rates have increased as a result of the large number of employees terminated during 2004 and 2005, as part of First Commonwealth’s organizational restructuring, realignment initiatives and cost containment efforts. Full time equivalent employees were 1,557 at September 30, 2006 compared to 1,641 for the same period in 2005. First Commonwealth continues to evaluate its current menu of employee benefits to provide a competitive benefits package while also managing costs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Nine Months Ended September 30, 2006 as Compared to the First Nine Months Ended September 30, 2005

(continued)

Net occupancy expense increased $654 thousand for the first nine months of 2006 over 2005 levels primarily as a result of a first quarter 2006 adjustment to building rental expense due to an ongoing monitoring of leases. The acquisition of Laurel Savings and the opening of new branch offices in the Pittsburgh region are expected to increase occupancy expense in future periods.

Other operating expenses for the 2006 period were $21.9 million reflecting a decrease of $2.7 million from the 2005 amount of $24.6 million. The most significant decreases were in plastic card interchange expense of $1.5 million and $722 thousand in other professional fees. The plastic card interchange expense was eliminated due to the 2005 sale of the related merchant services business.

Income Tax

Income tax expense decreased $3.6 million for the first nine months of 2006 compared to the first nine months of 2005. First Commonwealth’s effective tax rate was 16.0% for the first nine months of 2006 compared to 19.8% for the corresponding period of 2005. This reduction was mainly due to an increase in low income housing tax credits and a larger percentage of tax-free income. Pretax income for the first nine months of 2006 decreased by $9.1 million compared to the same period in 2005.

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

EXECUTIVE SUMMARY

Net income was $15.4 million for the third quarter of 2006 compared to net income of $13.0 million for the third quarter of 2005. Basic and diluted earnings per share were $0.22 for the third quarter of 2006 compared to $0.19 for the same period of 2005. Return on average equity was 11.29% and return on average assets was 1.02% for the third quarter of 2006 compared to 9.62% and 0.83%, respectively for the third quarter of 2005. The increase in net income in the third quarter of 2006 was mainly due to a $2.7 million restructuring charge in 2005 not incurred in 2006 and a $1.3 million gain on the extinguishment of debt partially offset by a decrease of $756 thousand in net interest income.

Total non-interest expense declined $2.9 million in the third quarter of 2006 when compared to the third quarter of 2005 mainly due to the previously mentioned restructuring charges.

Net Interest Income

Net interest income decreased $756 thousand for the third quarter of 2006 compared to the third quarter of 2005 as average earning assets for the quarter decreased by $289.1 million compared to 2005 averages.

Net interest margin (on a fully tax-equivalent basis) was 3.34% for the three month period ended September 30, 2006 compared to 3.22% for the same period of 2005. The improvement in the net interest margin was due to the decrease in the balance of short-term borrowings and long-term debt coupled with the yield on earning assets rising slightly faster than the cost of funds. The yield on interest-earning assets (on a fully tax-equivalent basis) increased 76 basis points (0.76%) to 6.48%, while the rate on interest-bearing liabilities rose 73 basis points (0.73%) to 3.51%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

(continued)

Net Interest Income (continued)

The net interest margin improvement was offset by the lower levels of interest-earning assets, which contributed to the decrease in net interest income.

The following is an analysis of the average balance sheets and net interest income for the three months ended September 30 (dollar amounts in thousands):

	Average Balance Sheets and Net Interest Analysis
	2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Time deposits with banks	$3,684	$15	1.60%	$706	$8	4.70%
Tax free investment securities	280,926	3,215	6.98	284,993	3,244	6.95
Taxable investment securities	1,446,629	17,635	4.84	1,830,229	19,057	4.13
Federal funds sold	1,243	17	5.35	1,456	12	3.41
Loans, net of unearned income (b)(c)(d)	3,729,622	64,575	7.08	3,633,852	56,927	6.42

Total interest-earning assets	5,462,104	85,457	6.48	5,751,236	79,248	5.72

Noninterest-earning assets:
Cash	80,791			82,298
Allowance for credit losses	(40,438)			(42,036)
Other assets	457,991			429,738

Total noninterest-earning assets	498,344			470,000

Total Assets	$5,960,448			$6,221,236

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

(continued)

Net Interest Income (continued)

	Average Balance Sheets and Net Interest Analysis
	2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$596,874	$2,945	1.96%	$571,916	$1,456	1.01%
Savings deposits (e)	1,119,224	5,551	1.97	1,334,392	5,164	1.54
Time deposits	1,891,777	19,758	4.14	1,656,868	14,265	3.42
Short-term borrowings	606,140	7,338	4.80	768,281	6,437	3.32
Long-term debt	670,523	7,587	4.49	831,864	8,892	4.24

Total interest-bearing liabilities	4,884,538	43,179	3.51	5,163,321	36,214	2.78

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	503,611			497,754
Other liabilities	31,312			24,201
Shareholders’ equity	540,987			535,960

Total noninterest-bearing funding sources	1,075,910			1,057,915

Total Liabilities and Shareholders’ Equity	$5,960,448			$6,221,236

Net Interest Income and Net Yield on Interest-Earning Assets		$42,278	3.34%		$43,034	3.22%

(a)	Yields on interest-earning assets have been computed on a fully tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale.
(c)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes net loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

(continued)

Net Interest Income (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense (dollar amounts in thousands):

	Analysis of Changes in Net Interest Income
	2006 Change From 2005
	Total Change	Change Due To Volume	Change Due To Rate (a)
Interest-earning assets:
Time deposits with banks	$7	$35	$(28)
Tax free investment securities	(29)	(71)	42
Taxable investment securities	(1,422)	(3,993)	2,571
Federal funds sold	5	(2)	7
Loans	7,648	1,550	6,098

Total interest income	6,209	(2,481)	8,690

Interest-bearing liabilities:
NOW and super NOW accounts	1,489	64	1,425
Savings and MMDA accounts	387	(833)	1,220
Time deposits	5,493	2,022	3,471
Short-term borrowings	901	(1,357)	2,258
Long-term debt	(1,305)	(1,725)	420

Total interest expense	6,965	(1,829)	8,794

Net interest income	$(756)	$(652)	$(104)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $7.6 million for the third quarter of 2006 compared to 2005 levels as the quarter-to-date average balance of loans rose $95.8 million. Loan yields increased 66 basis points (0.66%) for the three month period ended September 30, 2006 compared to the same period of 2005. The increase in interest and fees on loans for the third quarter of 2006 was partially offset by the decrease in interest income on investment securities.

Interest income on investment securities declined $1.5 million for the third quarter of 2006 compared to the same period of 2005. The decrease was due in large part to declines in volume. The total yield on investments was 5.19% for the three month period ended September 30, 2006 compared to 4.51% for the same period of 2005, an increase of 68 basis points (0.68%).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

(continued)

Net Interest Income (continued)

Interest expense on deposits increased $7.4 million in the third quarter of 2006 compared to the third quarter of 2005. Deposit costs were 2.73% for the three month period ended September 30, 2006 compared to 2.04% for the same period of 2005, an increase of 69 basis points (0.69%). Interest rate increases were recorded for all deposit categories for the third quarter of 2006 compared to the same period of 2005.

Interest expense on short-term borrowings rose $901 thousand for the third quarter of 2006 compared to the third quarter of 2005 as a result of increases in interest rates which were partially offset by decreases due to volume. The quarter-to-date average balance of short-term borrowings for the three month period ended September 30, 2006 declined $162.1 million over averages for the prior year.

Interest expense on long-term debt decreased $1.3 million from the third quarter of 2005 to the comparable period in 2006, due in large part to declines in volume. The rate on long-term debt for the third quarter of 2006 increased 25 basis points (0.25%) to 4.49% from the 4.24% reported in the same period last year. The quarter-to-date average balance of long-term debt for the three month period ended September 30, 2006 decreased $161.3 million compared to averages for the same period in 2005. This decline was in part due to the FHLB advances that were converted by the issuer pursuant to terms of the advance and simultaneously paid off.

Provision for Credit Losses

The provision for credit losses was $3.0 million for the third quarter of 2006 compared to $2.9 million for the same period of 2005. Net credit losses against the allowance for credit losses decreased $765 thousand for the third quarter of 2006 compared to the same period of 2005. See the “Credit Review” section for an analysis of the quality of the loan portfolio.

Non-Interest Income

Non-interest income for the third quarter of 2006 rose $830 thousand to $12.4 million from $11.6 million in the third quarter of 2005 primarily due to a gain on the extinguishment of debt, partly offset by a decrease in merchant discount income.

The $1.3 million gain on the early extinguishment of debt was a result of FHLB advances that were converted by the issuer pursuant to the terms of the advance and simultaneously paid off.

The $353 thousand decrease in merchant discount income was due to the sale of the merchant services business in 2005.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005

(continued)

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2006 was $33.4 million reflecting a decrease of $2.9 million from the same period of 2005. The most significant decrease was due to the $2.7 million restructuring charges incurred in 2005.

Salaries and employee benefit costs decreased $630 thousand for the quarter ended September 30, 2006 compared to the prior period. Salaries decreased $876 thousand reflecting a previously planned reduction of the workforce, while employee benefit costs increased $246 thousand for the third quarter of 2006 primarily due to higher medical and ESOP expenses.

Income Tax

Income tax expense increased $351 thousand for the third quarter of 2006 compared to the third quarter of 2005. First Commonwealth’s effective tax rate was 15.4% for the third quarter of 2006 compared to 15.8% for the corresponding period of 2005.

LIQUIDITY

Liquidity refers to First Commonwealth’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from the banking subsidiary’s core deposit base and the maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits (dollar amounts in thousands):

	September 30, 2006	December 31, 2005
NOW and Super NOW accounts	$120,213	$94,325
Savings and MMDA accounts	1,598,551	1,661,482
Time deposits	2,061,192	1,749,101

Total interest-bearing deposits	$3,779,956	$3,504,908

Noninterest-bearing deposits increased $47.3 million which, includes $21.4 million acquired from Laurel Savings. Interest-bearing deposits increased $275.0 million including $241.5 million acquired from Laurel Savings. Time deposits represented the largest increase in interest-bearing deposits.

At September 30, 2006, total interest-earning assets were $5,556.1 million, a decrease of $10.0 million from $5,566.1 million recorded at December 31, 2005. Total loans increased $194.5 million for the first nine months of 2006 which includes $212.1 million acquired from Laurel Savings.

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity. These securities are classified as “securities available for sale” and while First Commonwealth does not have specific intentions to sell these securities they have been designated as “available for sale” because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 2006, securities available for sale had an amortized cost of $1,663.2 million and an approximate fair value of $1,649.5 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

The following table shows a breakdown of loans by categories as of September 30, 2006 and December 31, 2005 (dollar amounts in thousands):

	September 30, 2006	December 31, 2005
Commercial, financial, agricultural and other	$831,040	$729,962
Real estate loans:
Construction and land development	87,050	78,279
1-4 family dwellings	1,374,613	1,213,223
Other real estate	948,914	987,798
Loans to individuals for household, family and other personal expenditures	575,948	610,648
Leases, net of unearned income	1,281	4,468

Subtotal	3,818,846	3,624,378
Unearned income	(70)	(119)

Total loans and leases	$3,818,776	$3,624,259

The table above includes loans held for sale of $1.3 million at December 31, 2005. No loans were held for sale at September 30, 2006. First Commonwealth’s auto lease portfolio continues to decline since the discontinuation of its automobile leasing activities during 2003.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes. In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively. The cumulative gap at the 365 day repricing period was negative in the amount of $1,508.8 million or 24.77% of total assets at September 30, 2006.

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

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated (dollar amounts in thousands):

	September 30, 2006
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,255,168	$184,914	$382,929	$1,823,011
Investments	158,977	86,373	198,482	443,832
Other interest-earning assets	7,986	-0-	-0-	7,986

Total interest-sensitive assets	1,422,131	271,287	581,411	2,274,829

Certificates of deposit	412,666	335,811	706,985	1,455,462
Other deposits	1,718,884	-0-	-0-	1,718,884
Borrowings	540,926	15,751	52,652	609,329

Total interest-sensitive liabilities	2,672,476	351,562	759,637	3,783,675

Gap	$(1,250,345)	$(80,275)	$(178,226)	$(1,508,846)

ISA/ISL	0.53	0.77	0.77	0.60
Gap/Total assets	20.52%	1.32%	2.93%	24.77%

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

First Commonwealth’s asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a gradual 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case. The analysis at September 30, 2006, indicated that

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Interest Sensitivity (continued)

a 200 basis point (2.00%) increase in interest rates would decrease net interest income 179 basis points (1.79%) above the base case scenario and a 200 basis point (2.00%) decrease in interest rates would decrease net interest income by 94 basis points (0.94%) below the base case scenario, over the next twelve months, both within policy limits.

First Commonwealth’s ALCO is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position. The primary objective of the ALCO process is to ensure that First Commonwealth’s balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide First Commonwealth with appropriate compensation for the assumption of those risks. The ALCO strategies are established by First Commonwealth’s senior management.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

(dollar amounts in thousands)	At September 30,
	2006	2005
Nonperforming Loans:

Loans on nonaccrual basis	$14,707	$11,039
Past due more than 90 days	14,296	14,608
Renegotiated loans	163	176

Total nonperforming loans	$29,166	$25,823

Other real estate owned	$1,911	$1,520

Loans outstanding at end of period (a)	$3,818,776	$3,613,137

Average loans outstanding (year-to-date)(b)	$3,677,352	$3,590,481

Nonperforming loans as a percentage of total loans	0.76%	0.71%

Provision for credit losses	$8,244	$7,594

Allowance for credit losses	$42,085	$41,537

Net charge-offs	$6,243	$7,120

Credit losses on loans transferred to held for sale	$1,387	$-0-

Net charge-offs as a percentage of average loans outstanding (annualized)	0.28%	0.27%

Provision for credit losses as a percentage of net charge-offs	108.05%	106.66%

Allowance for credit losses as a percentage of average loans outstanding	1.14%	1.16%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.10%	1.15%

Allowance for credit losses as a percentage of nonperforming loans	144.29%	160.85%

(a)	Includes loans held for sale of $1.3 million in 2005.

(b)	Includes loans held for sale of $4.4 million and $1.3 million in 2006 and 2005, respectively.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30, 2006 and September 30, 2005 (dollar amounts in thousands):

	2006	2005
Recorded investment in impaired loans at end of period	$14,870	$11,215
Year to date average balance of impaired loans	$14,088	$11,790
Allowance for credit losses related to impaired loans	$2,156	$1,804
Impaired loans with an allocation of the allowance for credit losses	$8,467	$5,638
Impaired loans with no allocation of the allowance for credit losses	$6,403	$5,577
Year to date income recorded on impaired loans on a cash basis	$624	$476

Nonperforming loans (including loans past due 90 days but still accruing) at September 30, 2006, increased $3.3 million compared to 2005 levels and included decreases in loans past due 90 days but still accruing of $312 thousand and increases in nonaccrual loans of $3.7 million. The change in nonaccrual loans resulted primarily from one commercial credit relationship that was placed on nonaccrual status during the first quarter of 2006. Nonperforming loans as a percentage of total loans were 0.76% at September 30, 2006 compared to 0.71% at September 30, 2005.

In the third quarter of 2006, management continued to monitor the performance of a $24.0 million commercial credit relationship, which was previously disclosed, to have deteriorated in the second quarter of 2006. This credit was not 90 days past due or on a nonaccrual status at September 30, 2006.

First Commonwealth’s loan portfolio is well diversified and as of September 30, 2006 there were no significant concentrations of credit. The portfolio continues to be monitored by senior management to identify potential portfolio risks and to detect potential credit deterioration in the early stages. This process includes close monitoring of watch list credits for workout progress or deterioration, as well as evaluating the status of significant nonperforming credits and loan loss adequacy. Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements. Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis. Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses inherent in the loan and lease portfolios at each balance sheet date. Management reviews the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

While First Commonwealth consistently applies a comprehensive methodology and procedure, allowance for credit loss methodologies incorporate management’s current judgments about the credit quality of the loan portfolio, as well as collection probabilities for problem credits. Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicates changes in the expected future cash flows or changes in economic conditions. The allowance for credit losses and the provision for credit losses are significant elements of First Commonwealth’s financial statements; therefore, management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis. In addition, First Commonwealth maintains a system of internal controls, which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

CAPITAL RESOURCES

At September 30, 2006, equity capital was $569.0 million, an increase of $47.9 million from December 31, 2005. Dividends declared reduced equity by $36.5 million during the first nine months of 2006. The retained net income of $4.0 million remained in permanent capital to fund future growth and expansion. The market value adjustments to securities available for sale increased equity by $35 thousand for the period. Payment by First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) to reduce debt it incurred to acquire the First Commonwealth’s common stock for future distribution as employee compensation increased equity by $1.5 million. Amounts paid to fund the discount on reinvested dividends reduced equity by $677 thousand during the first nine months of 2006 while the proceeds from the reissuance of treasury shares to fund stock options exercised increased equity by $2.6 million during 2006. Equity capital was also impacted during 2006 by an increase of $203 thousand from the reissuance of treasury shares to fund contingent payments related to the acquisition of First Commonwealth Financial Advisors, which consummated in 2002. This payment of First Commonwealth’s common stock was the final of four scheduled annual contingent payments.

A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity and earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable ratio of equity to assets.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL RESOURCES (continued)

The minimum leverage ratio is not specifically defined, but is generally expected to be 3 to 5 percent for all but the most highly rated banks, as determined by a regulatory rating system.

The table below presents First Commonwealth’s capital position at September 30, 2006 (dollar amounts in thousands):

	Amount	Percent of Adjusted Assets
Tier I Capital	$504,879	11.5%
Risk-Based Requirement	$176,165	4.0%

Total Capital	$546,964	12.4%
Risk-Based Requirement	$352,330	8.0%

Minimum Leverage Capital	$504,879	8.7%
Minimum Leverage Requirement	$173,469	3.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively. At September 30, 2006, First Commonwealth’s banking subsidiary exceeded those requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in ITEM 2 of this report under the caption “Interest Sensitivity” is incorporated by reference in response to this item.

ITEM 4. CONTROLS AND PROCEDURES

First Commonwealth carried out an evaluation, under the supervision and with the participation of First Commonwealth’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of First Commonwealth’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, First Commonwealth’s Chief Executive Officer and Chief Financial Officer concluded that First Commonwealth’s disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports that First Commonwealth files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

In addition, First Commonwealth’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of First Commonwealth’s internal control over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, First Commonwealth’s internal control over financial reporting. No such changes were identified in connection with this evaluation.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: November 7, 2006	/s/ Joseph E. O’Dell
Joseph E. O’Dell, President and Chief Executive Officer

DATED: November 7, 2006	/s/ John J. Dolan
John J. Dolan, Executive Vice President and Chief Financial Officer