Form 10-K
period 2006-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2007-03-01
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (724) 349-7220

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
COMMON STOCK, $1 PAR VALUE	NEW YORK STOCK EXCHANGE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒                     Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2006) was approximately $843,559,057.

The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 26, 2007, was 73,938,365.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 16, 2007 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-K

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.	Business

Description of Business

First Commonwealth Financial Corporation (“First Commonwealth”) was incorporated as a Pennsylvania business corporation on November 15, 1982, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. First Commonwealth has one chartered bank and trust company subsidiary, First Commonwealth Bank (“FCB”), and a personal financial-planning subsidiary named First Commonwealth Financial Advisors (“FCFA”). Insurance products are also provided through First Commonwealth Insurance Agency (“FCIA”), a wholly owned subsidiary of FCB.

FCB is a Pennsylvania-chartered bank and trust company headquartered in Indiana, Pennsylvania. Through FCB, First Commonwealth traces its banking origins to 1866. FCB conducts business through 110 community banking offices in the counties of Allegheny (32), Armstrong (2), Beaver (1), Bedford (3), Blair (7), Butler (4), Cambria (10), Clearfield (5), Elk (3), Indiana (9), Jefferson (3), Lawrence (5), Somerset (6), Washington (3) and Westmoreland (17). FCB engages in general banking business and offers a full range of financial services including traditional retail banking services such as savings and time deposits and mortgage, consumer installment and commercial loans. Since its inception, FCB has grown primarily through the acquisition of smaller banks and savings associations throughout Western Pennsylvania.

FCB operates a network of 117 automated teller machines (“ATMs”) which permit customers to conduct routine banking transactions 24 hours a day. Of the ATMs, 94 are located on the premises of branch offices and 23 are in offsite locations, such as supermarkets, shopping malls and other commercial centers. All ATMs are part of the STAR and MasterCard/Cirrus networks. The STAR network consists of over 260,000 ATMs owned by numerous banks, savings and loan associations and credit unions from coast to coast and serves more than 140 million ATM/debit cardholders and more than 5,700 financial institution members. The MasterCard/Cirrus network, which is comprised of more than one million ATMs located in the United States, Canada and more than 208 other countries and territories, services over 749 million card holders. These networks allow FCB clients to withdraw cash and, in certain cases, conduct other banking transactions from ATMs of all participating financial institutions.

FCB is also a member of the 29-bank Freedom ATM Alliance. The Freedom ATM Alliance gives cardholders of the First Commonwealth Check Card surcharge-free access to a network of more than 600 ATMs in over 50 counties, extending north into New York, south into Maryland and west into Ohio, with a majority of the ATMs located in Southwestern Pennsylvania.

In addition to the access of funds through the use of ATMs, the STAR debit card offered to FCB’s deposit clients may be used at over 1.6 million point-of-sale retail locations on the STAR system as well as the global MasterCard system for the purchase of goods and services. The STAR debit card combines the universal acceptability of a credit card with the convenience of direct debit to the clients’ checking account.

First Commonwealth employed approximately 1,579 (full-time equivalent) employees at December 31, 2006. First Commonwealth does not currently have any plans to expand or modify its business or that of its subsidiaries, other than as described herein. Nevertheless, it will be receptive to and may actively seek out mergers and acquisitions in the event that opportunities which management considers advantageous to the development of the company’s business arise, and may otherwise expand or modify its business as management deems necessary to respond to changing market conditions or the laws and regulations affecting the business of banking.

Competition

First Commonwealth faces intense competition, both from within and outside its service areas, in all aspects of its business. For example, FCB competes for deposits and consumer and small business loans with numerous

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Competition (Continued)

other commercial banks and savings banks doing business within its service area. FCB also competes with state and federally chartered savings and loan associations and with credit unions, primarily in making consumer loans and for deposits. In recent years, FCB has also encountered significant competition for deposits from money market funds, mutual funds and institutions that offer annuities located throughout the United States. Money market and mutual funds pay dividends to their shareholders (which are similar to interest paid by banks on deposits) and they are able to offer services and conveniences similar to those offered by FCB. Annuities accumulate interest on the amounts deposited over a predetermined time period. The depositor is then entitled to withdraw his or her funds for a fixed period of time or until death. In order to compete for deposits, banks, such as FCB, must offer higher interest rates on deposits, resulting in increased costs and lower net interest margins. FCB also competes for consumer loans with local offices of national finance companies, finance subsidiaries of automobile manufacturers and with national credit card companies such as MasterCard and VISA, whose cards, issued through financial institutions, are held by consumers throughout its service area. In order to remain competitive, FCB must maintain conveniently located and attractive branch offices and ATMs, provide courteous and sophisticated service and offer competitive interest rates on deposits and loans. To enhance its competitive position, FCB and the other affiliates must offer financial services that target specific client needs.

First Commonwealth offers convenient access to financial services and account information through telephone banking and Internet-based banking solutions. First Commonwealth offers telephone banking through its “Convenience Banking Center,” which provides convenient access to financial services and hours of operation that extend past those of the FCB branch offices. First Commonwealth’s Internet-based banking solutions include “WebBank” and “BillPay.” WebBank provides clients with access to bank account information via the Internet 24 hours a day, 7 days a week. WebBank allows clients to monitor their account balances and transaction history, transfer funds between accounts, issue stop payments and request online customer service such as copies of checks or statements. BillPay is an Internet bill payment and presentment service that allows clients to pay bills online.

Supervision and Regulation

Bank Holding Company Act

As a bank holding company, First Commonwealth is subject to the provisions of the Bank Holding Company Act of 1956, as amended. First Commonwealth is registered with and subject to supervision and regulation by the Federal Reserve Board. As a registered bank holding company, First Commonwealth is required to file an annual report and other information with the Federal Reserve Board, and First Commonwealth is subject to examinations and inspections by the Federal Reserve Board.

The Bank Holding Company Act and Regulation Y of the Federal Reserve Board require every bank holding company to obtain prior approval of the Federal Reserve Board before it may acquire direct or indirect ownership or control of more than 5% of the outstanding voting shares or substantially all of the assets of a bank to merge or consolidate with another bank holding company. The Federal Reserve Board may not approve acquisitions by First Commonwealth of such percentage of voting shares or substantially all of the assets of any bank located in any state other than Pennsylvania unless the laws of such state specifically authorize such an acquisition.

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

Bank Holding Company Act (Continued)

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses important issues for all public companies in the areas of corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. In accordance with Section 302(a) of the Sarbanes-Oxley Act, First Commonwealth’s Chief Executive Officer and Chief Financial Officer are each required to certify that First Commonwealth’s quarterly reports on Form 10-Q and its annual report on Form 10-K do not contain any untrue statement of a material fact. In addition, these officers certify that (1) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of First Commonwealth’s internal controls; (2) they have made certain disclosures to First Commonwealth’s auditors and the Audit Committee of the Board of Directors about First Commonwealth’s internal controls; and (3) they have included information in First Commonwealth’s quarterly and annual reports about their evaluation and whether there have been significant changes in First Commonwealth’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

First Commonwealth has implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. First Commonwealth also requires validation of controls and signed certifications from managers who are responsible for internal controls throughout the company as to the integrity of the information they prepare. Testing related to management’s certifications is subject to independent testing by First Commonwealth’s Internal Audit Department.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (“GLBA”) of 1999 revolutionized the regulation of financial services companies. GLBA amended the Bank Holding Company Act of 1956 to create a new type of bank holding company, a financial holding company, which is permitted to engage in all activities permitted by a bank holding company as well as securities, merchant banking and insurance activities that were prohibited to bank holding companies.

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

Supervision and Regulation (Continued)

Gramm-Leach-Bliley Act (Continued)

managed and if insured, have a satisfactory or better rating under the Community Reinvestment Act of 1977 (“CRA”) as of its most recent examination. The bank holding company must file an election with the Federal Reserve Board certifying that it meets the requirements of a financial holding company. GLBA expanded the range of business opportunities for commercial banking organizations and enabled banking companies and other types of financial companies such as securities, insurance and financial technology companies to combine more readily. A financial holding company does not need to obtain prior Federal Reserve Board approval in order to engage in, or acquire a nonbank company that engages in financial activities. The financial holding company only needs to provide notice to the Federal Reserve Board, describing the activity commenced or conducted by the acquired company, within 30 days after commencing the activity or consummating the acquisition. First Commonwealth has not elected to become a financial holding company.

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

Dividend Limitations

First Commonwealth’s revenues (on a parent company only basis) are substantially from dividends paid by FCB. FCB dividend payments, without prior regulatory approval, are subject to regulatory limitations. In any one year, dividends may only be declared in an amount not more than the sum of FCB’s net profits for such year and its retained net profits for the preceding two years. In addition, the bank regulatory agencies have the authority to prohibit FCB from paying dividends or otherwise supplying funds to First Commonwealth if the supervising agency determines that such payment would constitute an unsafe or unsound banking practice.

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

Effects of Governmental Policies (Continued)

policies of various governmental entities, influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans, received on investments or paid for deposits.

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

Availability of Financial Information

First Commonwealth files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials that First Commonwealth files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains quarterly and annual reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

First Commonwealth’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on the company’s web site at http://www.fcbanking.com. Printed copies are also available upon request to First Commonwealth, to the attention of the Corporate Secretary.

Furthermore, First Commonwealth also makes available on its website, and in print to any shareholder who requests it, the company’s Corporate Governance Guidelines, the committee charters for its Audit, Executive Compensation and Governance Committees, as well as the Code of Conduct and Ethics that applies to all directors, officers and employees of First Commonwealth. Amendments to these documents or waivers related to the Code of Conduct and Ethics will be made available on First Commonwealth’s website as soon as practicable after their execution.

First Commonwealth’s Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that, as of the date of the certification, he was not aware of any violation by First Commonwealth of NYSE’s corporate governance listing standards. In addition, First Commonwealth’s Chief Executive Officer and Chief Financial Officer have made certain certifications concerning the information contained in this report pursuant to Section 302 of the Sarbanes-Oxley Act. The Section 302 certifications appear as exhibits 31.1 and 31.2 to this annual report on Form 10-K.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors

The following are risks that management believes are specific to our business and could have a negative impact on First Commonwealth’s financial performance. This list should not be viewed as an exhaustive list of the risks that First Commonwealth faces:

•	Increases in defaults by borrowers and other delinquencies could result in increases in First Commonwealth’s provision for losses on loans and related expenses.

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

•	Fluctuations in interest rates and market prices could reduce net interest margin and asset valuations and increase expenses.

First Commonwealth’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. First Commonwealth’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and the company’s ability to respond to changes in such rates. At any given time, First Commonwealth’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.

•	Changes in legislative or regulatory requirements applicable to First Commonwealth and its subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

The banking industry is heavily regulated under both federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities or trust services. First Commonwealth is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations regarding these capitalization guidelines or the effect that such changes may have on our future business and earnings prospects, as well as those of First Commonwealth. First Commonwealth also cannot predict the nature or the extent of the effect on our business and earnings of new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

•	First Commonwealth’s business and financial condition may be adversely affected by an increase in competition.

First Commonwealth faces significant competition in attracting and retaining deposits and making loans as well as in providing other financial services throughout our market area. In addition to facing pricing competition for loans and deposits, First Commonwealth also faces competition with respect to customer convenience, product lines, accessibility of service and service capabilities. First

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

Commonwealth’s competition comes from other banks and savings institutions, brokerages, credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.

•	First Commonwealth’s branch optimization plan may not produce desired results.

First Commonwealth’s branch optimization plan has resulted in six newly constructed or renovated branch offices over the past year and is expected to result in six more over the next year. These changes could involve significant expenses, which may exceed forecasted costs. Several of these new constructions involve de novo branch offices. For a de novo branch office, the period of time that it takes to achieve profitability could exceed our forecasted expectations resulting in higher operating expenses relative to operating income.

•	Changes in accounting standards could materially impact First Commonwealth’s financial statements.

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

•	New litigation or changes in current litigation could adversely affect First Commonwealth’s financial condition or results of operation.

Although there is currently no material litigation to which First Commonwealth is the subject, future litigation that arises during the normal course of business could be material and have a negative impact on First Commonwealth’s earnings. Future litigation or changes in current litigation could also adversely impact the reputation of First Commonwealth in the communities that it serves.

•	Future acquisitions that First Commonwealth chooses to pursue could place heavy demands on our employees, disrupt our business and cause us to not realize expected earnings.

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

ITEM 1B.	Unresolved Staff Comments

First Commonwealth does not have any unresolved SEC staff comments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Properties

First Commonwealth’s principal office is located in the old Indiana County Courthouse complex. This certified Pennsylvania and national historic landmark was built in 1870 and restored by First Commonwealth in the early 1970s. First Commonwealth occupies this building, which provides 32,000 square feet of floor space, under a 25-year restoration lease agreement with Indiana County. First Commonwealth entered into the lease agreement in 1973 and renewed the agreement in 1998 for an additional 25 years. In order to support future expansion needs and centralization of various functional areas, First Commonwealth owns two additional structures in Indiana, Pennsylvania, in close proximity to the company’s principal office. First Commonwealth also leases additional office space in Indiana, Pennsylvania. FCB has 110 banking facilities of which 25 are leased and 85 are owned. Management presently expects that these facilities will be adequate to meet the anticipated needs of First Commonwealth and its subsidiaries for the immediate future.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to vote by security holders in the fourth quarter of 2006.

ITEM 4A.	Executive Officers of the Registrant

The table below lists the current executive officers of the Corporation:

Name	Age	Positions Held During the Past Five Years
John J. Dolan	50

Effective March 1, 2007, President and Chief Executive Officer of First Commonwealth Financial Corporation (“FCFC”); Director of FCFC, FCB, First Commonwealth Financial Advisors (“FCFA”) and First Commonwealth Insurance Agency (“FCIA”). Former Executive Vice President and Chief Financial Officer of FCFC.

Gerard M. Thomchick	51	Senior Executive Vice President and Chief Operating Officer of FCFC since 1995; President and Chief Executive Officer of FCB; Director of FCB, FCIA and FCFA; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III; former Director, Chairman and President of FraMal Holdings Corporation; former President, Chief Executive Officer, Director and Investment Committee Member of Commonwealth Trust

Sue A. McMurdy	50	Executive Vice President of FCFC; Chief Information Officer of FCFC since 2000; Senior Executive Vice President of FCB

David R. Tomb, Jr.	75	Senior Vice President, Secretary and Treasurer of FCFC since 1995; Secretary and Director of FCB, FCIA and FCFA; Director CTCLIC

William R. Jarrett	72	Executive Vice President and Chief Risk Officer of FCFC since 2005; former Senior Vice President, Risk Management, of FCFC

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 4A.	Executive Officers of the Registrant (Continued)

Name	Age	Positions Held During the Past Five Years
R. John Previte	57	Senior Vice President, Investments, of FCFC since 1992; Senior Executive Vice President and Investment Officer of FCB; Chairman, President and Investment Officer of FraMal Holdings Corporation; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III; former Vice President of FraMal Holdings Corporation

Thaddeus J. Clements	50	Senior Vice President/Strategic Resources of FCFC since 2000; Senior Executive Vice President of FCB

Edward J. Lipkus, III	43

Effective March 1, 2007, Chief Financial Officer and Senior Vice President of FCFC; Chief Financial Officer of FCB; Treasurer of FCIA and FraMal Holdings Corporation; Vice President and Chief Financial Officer of FCFA; Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III. Since August 2006, Senior Vice President and Controller of FCFC. Prior to joining FCFC, served as First Vice President, Controller, and Principal Accounting Officer for Valley National Bancorp, a bank holding company headquartered in Wayne, New Jersey, from March 2003, and as Assistant Controller of Valley National Bancorp from July 2002 until March 2003. From July 2001 until June 2002, served as Vice President and Assistant Controller for Mellon Investor Services, a subsidiary of Mellon Financial that provides recordkeeping and transactional services for corporate clients.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

First Commonwealth is listed on the NYSE under the symbol “FCF.” As of February 22, 2007, there were approximately 20,500 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2006
First Quarter	$14.70	$12.80	$0.170
Second Quarter	$14.61	$12.14	$0.170
Third Quarter	$13.30	$12.25	$0.170
Fourth Quarter	$14.11	$12.61	$0.170

2005
First Quarter	$15.40	$13.39	$0.165
Second Quarter	$14.10	$12.73	$0.165
Third Quarter	$14.70	$12.90	$0.165
Fourth Quarter	$13.77	$12.63	$0.170

Federal and State Regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business-Dividend Limitations” and Part II, Item 8, “Financial Statements and Supplementary Data-Note 32 (Regulatory Restrictions and Capital Adequacy).” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust I, II, and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities which provide the cash flow for the payments on the capital securities.

First Commonwealth did not repurchase shares during the fourth quarter of 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First Commonwealth Financial Corporation	100.00	104.73	136.27	153.93	135.87	148.46
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
First Commonwealth Peer Group*	100.00	106.18	140.92	161.11	155.72	165.91

*	First Commonwealth Peer Group includes F.N.B. Corporation, Fulton Financial Corporation, S&T Bancorp, Inc., Susquehanna Bancshares, Inc., and AmeriServ Financial, Inc.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.	Selected Financial Data

The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the consolidated financial statements and related notes.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except share data)
Interest income	$333,070	$312,068	$278,025	$243,773	$275,568
Interest expense	166,107	138,618	110,690	100,241	122,673

Net interest income	166,963	173,450	167,335	143,532	152,895
Provision for credit losses	11,544	8,628	8,070	12,770	12,223

Net interest income after provision for credit losses	155,419	164,822	159,265	130,762	140,672
Net securities gains (losses)	697	(7,673)	4,077	5,851	642
Gain on sale of branches	-0-	11,832	-0-	3,041	-0-
Gain on sale of merchant services business	-0-	1,991	-0-	-0-	-0-
Other operating income	43,550	44,075	43,572	39,552	37,453
Litigation settlement	-0-	-0-	-0-	(610)	8,000
Restructuring charges	-0-	5,437	-0-	-0-	6,140
Merger and related charges	-0-	-0-	2,125	-0-	-0-
(Gain) loss on extinguishment of debt	(410)	-0-	29,495	-0-	-0-
Other operating expenses	138,093	138,517	132,935	113,265	112,190

Income before taxes	61,983	71,093	42,359	66,551	52,437
Applicable income taxes	9,029	13,257	3,707	13,251	8,911

Net income	$52,954	$57,836	$38,652	$53,300	$43,526

Per Share Data
Net income	$0.75	$0.83	$0.59	$0.90	$0.75
Dividends declared	$0.680	$0.665	$0.645	$0.625	$0.605
Average shares outstanding	70,766,348	69,276,141	65,887,611	59,002,277	58,409,614

Per Share Data Assuming Dilution
Net income	$0.74	$0.83	$0.58	$0.90	$0.74
Dividends declared	$0.680	$0.665	$0.645	$0.625	$0.605
Average shares outstanding	71,133,562	69,835,285	66,487,516	59,387,055	58,742,018

At End of Period
Total assets	$6,043,916	$6,026,320	$6,198,478	$5,189,195	$4,524,743
Investment securities	1,723,191	1,939,743	2,240,477	2,073,430	1,680,609
Loans and leases, net of unearned income	3,783,817	3,624,259	3,514,833	2,824,882	2,608,634
Allowance for credit losses	42,648	39,492	41,063	37,385	34,496
Deposits	4,326,440	3,996,552	3,844,475	3,288,275	3,044,124
Company obligated mandatorily redeemable capital securities of subsidiary trust	-0-	-0-	-0-	-0-	35,000
Subordinated debentures	108,250	108,250	108,250	75,304	-0-
Other long-term debt	485,170	691,494	731,324	718,668	544,934
Shareholders’ equity	571,361	521,045	531,978	430,946	401,390

Key Ratios
Return on average assets	0.89%	0.94%	0.66%	1.12%	0.96%
Return on average equity	9.76%	10.89%	7.82%	12.95%	11.09%
Net loans to deposits ratio	86.47%	89.70%	90.36%	84.77%	84.56%
Dividends per share as a percent of net income per share	90.67%	80.12%	109.32%	69.44%	80.67%
Average equity to average assets ratio	9.08%	8.60%	8.47%	8.68%	8.64%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the years ended December 31, 2006, 2005 and 2004, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

different estimates that management reasonably could have used for the accounting estimate in the current period or the changes in the accounting estimates from period to period could have a material impact on First Commonwealth’s financial condition or results of operations. Accounting policies related to the allowance for credit losses and goodwill and other intangible assets are considered to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates by management.

Allowance for Credit Losses

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable losses that are inherent in the existing loan portfolio. The allowance includes amounts calculated in accordance with FASB Statement No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by FASB Statement No. 118 and amounts determined in accordance with FASB Statement No. 5 “Accounting for Contingencies.”

Management and First Commonwealth’s Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. To the extent that actual outcomes differ from estimates, additional provisions for credit losses could be required that could adversely affect earnings or financial position in future periods. The loan portfolio represents the largest asset category on the Consolidated Statements of Financial Condition.

Classified loans on the primary watch list are analyzed to determine the level of inherent loss in the credits under current circumstances. The allowance established for these classified loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Primary watch list loans are managed and monitored by assigned account officers and senior management within First Commonwealth.

The process of determining the allowance also considers special circumstances which may warrant an additional allowance. The additional allowance may be needed to cover specific factors such as changes in portfolio risk or concentrations of credit and economic conditions.

Portfolio risk includes unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency, unusual repossession activity or large levels of unsecured loans in a portfolio.

First Commonwealth also maintains an unallocated allowance. Although the unallocated allowance was significantly reduced during 2004 as a result of methodology enhancements, the unallocated allowance is still used to cover any factors or conditions that may cause a potential credit loss but are not specifically identifiable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

Allowance for Credit Losses (Continued)

or considered in the methodology defined above. These factors include, but are not limited to potential judgment or data errors or factors inherently uncertain in First Commonwealth’s methodology.

Goodwill and Other Intangible Assets

Accounting policies related to goodwill and other intangible assets are also considered to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on the financial condition or results of operations of First Commonwealth.

The fair value of acquired assets and liabilities, including the resulting goodwill, was based either on quoted market prices or provided by other third-party sources, when available. When third-party information was not available, estimates were made in good faith by management primarily through the use of internal cash flow modeling techniques. The assumptions that were used in the cash flow modeling were subjective and are susceptible to significant changes.

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment.

As of December 31, 2006, goodwill was not considered impaired; however, changing economic conditions could result in impairment, which could adversely affect earnings in future periods.

Results of Operations—2006 Compared to 2005

Executive Summary

The year 2006 was extremely challenging for the banking industry and First Commonwealth. Short-term interest rates increased as a result of increases by the Federal Reserve, while market-driven longer-term interest rates increased at a slower pace causing the flat and inverted yield curve environment. This resulted in net interest margin compression causing First Commonwealth’s main source of income to come under pressure.

As a result of this yield curve environment, First Commonwealth has deployed funds from maturities and repayments of investment securities primarily to reduce borrowings. This strategy resulted in the reduction of interest-earning assets and expansion in the net interest margin but culminated in the decline of net interest income and net income.

Net income was $53.0 million in 2006, a decrease of $4.9 million from the 2005 results of $57.8 million. Diluted earnings per share were $0.74 for 2006 compared to $0.83 for 2005. Return on average assets was 0.89% and return on average equity was 9.76% during 2006 compared to 0.94% and 10.89%, respectively for 2005.

During the year, First Commonwealth completed the acquisition of Laurel Capital Group “Laurel Capital” adding eight new branches in addition to opening three new offices thereby expanding its retail footprint in the Pittsburgh market. The Laurel acquisition during the third quarter of 2006 expanded First Commonwealth’s market presence in higher potential growth and more densely populated markets.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Executive Summary (Continued)

Earnings for 2006 included a $6.5 million decline in net interest income, a $2.9 million increase in the provision for credit losses, a $1.3 million increase in service charges on deposit accounts, a $1.1 million decrease in other operating income, a $1.1 million increase in net occupancy expense and a $1.9 million reduction in other operating expenses. A lower effective income tax rate also contributed to net income for 2006.

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for 2006 compared to 2005 and 2005 compared to 2004:

	2006 vs. 2005	2005 vs. 2004
Net income per diluted share, prior year	$0.83	$0.58
Increase (decrease) from changes in:
Net interest income	(0.14)	(0.03)
Provision for credit losses	(0.04)	0.00
Security transactions	0.12	(0.17)
Sale of branches	(0.17)	0.17
Sale of merchant services business	(0.03)	0.03
Merchant discount income	(0.02)	(0.04)
Other operating income	(0.01)	0.01
Salaries and employee benefits	0.03	(0.02)
Occupancy and equipment costs	(0.01)	0.00
Intangible amortization	0.00	(0.01)
Restructuring charges	0.08	(0.08)
Merger and integration charges	0.00	0.03
Extinguishment of debt	0.01	0.44
Other operating expenses (a)	0.03	0.05
Applicable income taxes	0.06	(0.13)

Net income per diluted share	$0.74	$0.83

(a)	Includes $0.01 per diluted share for the 2006 vs. 2005 impact and $0.03 per diluted share for the 2005 vs. 2004 impact for plastic card interchange expense related to the merchant services business sold in 2005.

Net Interest Income

Net interest income, the primary component of revenue for First Commonwealth, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax equivalent adjustment to net interest income for 2006 was $14.6 million compared to $13.6 million in 2006.

Net interest income decreased $6.5 million in the 2006 period compared to 2005 primarily because costs on interest-bearing liabilities increased more than income earned on interest-bearing assets. Interest income

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Net Interest Income (Continued)

increased $21.0 million in 2006 over 2005 as the yield on total interest-earning assets increased 64 basis points (0.64%) from 5.70% to 6.34% which was partly offset by a $231.3 million decline in average interest-earning assets. Interest expense increased $27.5 million in 2006 from 2005 as the rate paid on total interest-bearing liabilities increased 69 basis points (0.69%) from 2.70% to 3.39% which was partly offset by a $229.5 million decrease in average interest-bearing liabilities.

The net interest margin in 2006 increased three basis points (0.03%) to 3.31% from the 3.28% reported in 2005. The year-to-year increase in the margin was due primarily from the balance sheet positioning strategy of limiting the reinvestment of investment securities proceeds and reducing borrowings. This strategy was in response to the flat and inverted yield curve environment. First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Interest Sensitivity” section of this discussion. Interest and fees on loans increased $26.6 million in 2006 compared to 2005 primarily due to a 56 basis point (0.56%) rise in the yield on loans from 6.36% to 6.92% and a $109.5 million increase in average loans. Loan balances increased primarily due to the Laurel acquisition. First Commonwealth continues to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration (“SBA”) lender status. First Commonwealth continues to be a top small business lender in Western and Central Pennsylvania.

Interest income on investments decreased $5.7 million in 2006 from 2005 primarily due to a $339.7 million decline in the average balance of investment securities partly offset by an increase in investment yields. As mentioned previously, due to the relatively flat yield curve, First Commonwealth has limited the reinvestment of investment securities proceeds in 2006 and reduced borrowings. First Commonwealth holds no “High Risk” securities, nor does it own any securities of a single issuer exceeding 10% of shareholders’ equity other than U.S. Government Agency securities.

Interest on deposits increased $29.4 million in 2006 over 2005 due to higher rates paid on deposits and increased balances. Deposits increased primarily due to the Laurel acquisition. Throughout 2006, customers registered a preference for time deposits due to the rising rate environment. Average interest-bearing deposits rose $107.4 million in 2006 compared to 2005, with increases recorded in interest-bearing demand deposits ($21.5 million) and time deposits ($246.4 million) and decreases in savings deposits ($160.4 million). The cost of deposits rose 66 basis points (0.66%) from 1.98% in 2005 to 2.64% in 2006. During its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing customers with the competitive rates they are looking for while also minimizing its cost of funds.

Interest expense on short-term borrowings increased $1.1 million during 2006 from 2005 due to a 143 basis point (1.43%) increase in rates, which offset the $228.8 million decline in average volume. Interest expense on long-term debt decreased $3.0 million in 2006 compared to 2005 due to declining average balances of $108.2 million that offset the 21 basis point (0.21%) rise in rates. The significant increase in short-term rates was due to the Federal Reserve increasing short-term interest rates four times during 2006. In December 2006, First Commonwealth refinanced $58.9 million of FHLB long-term debt with short-term borrowings. This transaction will help mitigate the bank’s exposure to a falling rate environment. As stated earlier, due to the relatively flat yield curve, First Commonwealth has limited the reinvestment of investment securities proceeds in 2006 and reduced both short-term borrowings and long-term debt.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for each of the three years in the period ended December 31:

Average Balance Sheets and Net Interest Analysis

(dollars in thousands)

	2006			2005			2004
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,878	$99	5.27%	$807	$29	3.61%	$4,964	$34	0.69%
Tax-free investment securities	281,823	12,876	7.03	279,339	12,699	6.99	250,832	11,447	7.02
Taxable investment securities	1,487,267	71,215	4.79	1,829,449	77,089	4.21	1,932,896	76,909	3.98
Federal funds sold	2,854	142	4.99	5,060	161	3.18	512	6	1.22
Loans, net of unearned income (b)(c)(d)	3,707,233	248,738	6.92	3,597,705	222,090	6.36	3,251,645	189,629	6.02

Total interest-earning assets	5,481,055	333,070	6.34	5,712,360	312,068	5.70	5,440,849	278,025	5.34

Noninterest-earning assets:
Cash	79,509			80,716			74,559
Allowance for credit losses	(40,510)			(41,834)			(41,199)
Other assets	452,915			430,179			364,092

Total noninterest-earning assets	491,914			469,061			397,452

Total Assets	$5,972,969			$6,181,421			$5,838,301

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$584,717	$10,251	1.75%	$563,254	$5,262	0.93%	$538,672	$2,229	0.41%
Savings deposits (e)	1,138,579	21,496	1.89	1,298,984	18,885	1.45	1,141,059	11,491	1.01
Time deposits	1,889,731	76,707	4.06	1,643,350	54,923	3.34	1,513,663	45,170	2.98
Short-term borrowings	568,327	25,448	4.48	797,148	24,305	3.05	796,591	11,989	1.51
Long-term debt	724,846	32,205	4.44	833,000	35,243	4.23	868,784	39,811	4.58

Total interest-bearing liabilities	4,906,200	166,107	3.39	5,135,736	138,618	2.70	4,858,769	110,690	2.28

Noninterest-bearing
liabilities and capital:
Noninterest-bearing demand deposits (e)	493,790			488,305			452,701
Other liabilities	30,526			26,062			32,614
Shareholders’ equity	542,453			531,318			494,217

Total noninterest- bearing funding sources	1,066,769			1,045,685			979,532

Total Liabilities and Shareholders’ Equity	$5,972,969			$6,181,421			$5,838,301

Net Interest Income and Net Yield on Interest-Earning Assets		$166,963	3.31%		$173,450	3.28%		$167,335	3.30%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Net Interest Income (Continued)

(c)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes net loan fees of $4.6 million in 2006, $4.3 million in 2005 and $3.5 million in 2004.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

Analysis of Year-to-Year Changes

in Net Interest Income

(dollars in thousands)

	2006 Change from 2005			2005 Change from 2004
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$70	$39	$31	$(5)	$(29)	$24
Tax-free investment securities	177	174	3	1,252	2,001	(749)
Taxable investment securities	(5,874)	(14,406)	8,532	180	(4,117)	4,297
Federal funds sold	(19)	(70)	51	155	55	100
Loans	26,648	6,965	19,683	32,461	20,834	11,627

Total interest income	21,002	(7,298)	28,300	34,043	18,744	15,299

Interest-bearing liabilities:
Interest-bearing demand deposits	4,989	200	4,789	3,033	102	2,931
Savings deposits	2,611	(2,332)	4,943	7,394	1,590	5,804
Time deposits	21,784	8,235	13,549	9,753	3,871	5,882
Short-term borrowings	1,143	(6,977)	8,120	12,316	8	12,308
Long-term debt	(3,038)	(4,576)	1,538	(4,568)	(1,640)	(2,928)

Total interest expense	27,489	(5,450)	32,939	27,928	3,931	23,997

Net interest income	$(6,487)	$(1,848)	$(4,639)	$6,115	$14,813	$(8,698)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Provision for Credit Losses

To provide for the risk of loss inherent in extending credit, First Commonwealth maintains an allowance for credit losses. The determination of the allowance by management is based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The provision for credit losses is an amount added to the allowance against which credit losses are charged.

The provision for credit losses increased $2.9 million in 2006 over 2005 as a result of deterioration in the commercial loan category. Nonperforming loans as a percentage of total loans outstanding remained unchanged at 0.32% as of December 31, 2006 compared to December 31, 2005. The allowance for credit losses was $42.6 million at year-end 2006, which represents a ratio of 1.15% of average loans outstanding compared to 1.10% reported at December 31, 2005.

Net credit losses for 2006 increased $168 thousand over 2005. Net credit losses as a percentage of average loans outstanding remained unchanged in 2006 compared to 2005 at 0.28%. For an analysis of credit quality, see the “Credit Review” section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Provision for Credit Losses (Continued)

The following table presents an analysis of the consolidated allowance for credit losses and includes $1.4 million in losses on loans transferred into the held for sale category in 2006:

Summary of Loan Loss Experience

(dollars in thousands)

	2006	2005	2004	2003	2002
Loans outstanding at end of year	$3,783,817	$3,624,259	$3,514,833	$2,824,882	$2,608,634

Average loans outstanding	$3,707,233	$3,597,705	$3,251,645	$2,640,935	$2,597,862

Allowance for credit losses:
Balance, beginning of year	$39,492	$41,063	$37,385	$34,496	$34,157
Addition as a result of acquisition	1,979	-0-	4,983	3,109	-0-
Loans charged off:
Commercial, financial and agricultural	4,966	4,920	4,434	6,424	6,085
Loans to individuals	2,211	2,801	3,414	3,288	4,040
Real estate-construction	50	598	1	384	3
Real estate-commercial	522	965	1,060	1,111	1,315
Real estate-residential	2,660	2,103	1,456	3,172	2,065
Lease financing receivables	54	59	247	316	424

Total loans charged off	10,463	11,446	10,612	14,695	13,932

Recoveries of loans previously charged off:
Commercial, financial and agricultural	848	601	772	1,047	1,287
Loans to individuals	590	550	351	641	710
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	-0-	-0-	-0-	-0-	-0-
Real estate-residential	45	93	114	17	46
Lease financing receivables	-0-	3	-0-	-0-	5

Total recoveries	1,483	1,247	1,237	1,705	2,048

Net loans charged off	8,980	10,199	9,375	12,990	11,884

Credit losses on loans transferred to held for sale	1,387	-0-	-0-	-0-	-0-

Net Credit Losses	10,367	10,199	9,375	12,990	11,884

Provision charged to expense	11,544	8,628	8,070	12,770	12,223

Balance, end of year	$42,648	$39,492	$41,063	$37,385	$34,496

Ratios:
Net credit losses as a percentage of average loans outstanding	0.28%	0.28%	0.29%	0.49%	0.46%
Allowance for credit losses as a percentage of average loans outstanding	1.15%	1.10%	1.26%	1.42%	1.33%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Non-Interest Income

The following table presents the components of non-interest income for the years ended December 31:

	2006	2005	2004
	(dollars in thousands)
Non-Interest Income
Net securities gains (losses)	$697	$(7,673)	$4,077
Trust income	5,801	5,526	5,254
Service charges on deposit accounts	16,967	15,710	14,975
Insurance commissions	2,804	3,423	3,387
Income from bank owned life insurance	5,742	5,391	5,157
Card related interchange income	5,583	4,881	3,579
Other operating income	6,653	7,795	7,582

Subtotal	44,247	33,053	44,011
Gain on sale of branches	-0-	11,832	-0-
Gain on sale of merchant services business	-0-	1,991	-0-
Merchant discount income	-0-	1,349	3,638
Total non-interest income	$44,247	$50,225	$47,649

Total non-interest income decreased $6.0 million in 2006 over 2005. This decrease was primarily due to one time gains recorded in 2005 of $11.8 million from the sale of branches and $2.0 million from the sale of a merchant services business, which was offset by losses on the sales of securities of $7.7 million.

Trust income rose $275 thousand in 2006 from 2005 as a result of the rebound in market values of trust accounts over prior year levels. The referral programs and integrated growth plans for financial affiliates have continued to help grow trust revenues. Through coordinated efforts of First Commonwealth’s Wealth Management Group, which includes trust, insurance and financial advisory services, First Commonwealth should continue to build successful relationships with customers.

Service charges on deposit accounts are the most significant component of non-interest income and increased $1.3 million during 2006 compared to 2005. This increase in service charges on deposits was the result of the continued success of the High Performance Checking products for consumer and business customers as well as the 2006 acquisition of Laurel. In addition, First Commonwealth increased fee structures on deposit services during the third quarter of 2006. Management strives to implement reasonable and competitive fees for deposit services and closely monitors collection of those fees.

Insurance commissions declined by $619 thousand in 2006 compared to 2005 levels primarily due to the reduced retail brokerage volumes and a reduction in commercial property and casualty business that was outsourced to a third party. As part of the previously discussed coordinated efforts of First Commonwealth’s Wealth Management Group and referral programs, First Commonwealth’s insurance subsidiary will continue to have expanded opportunities to grow revenues by meeting the insurance needs of customers.

First Commonwealth uses bank owned life insurance (BOLI) to help offset the rising cost of employee benefits. Income from BOLI was $5.7 million and $5.4 million for the years ended December 31, 2006 and 2005, respectively. The increase was due to higher returns as well as an increase of $6.4 million of BOLI acquired from Laurel.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Non-Interest Income (Continued)

Card related interchange income rose $702 thousand in 2006 from 2005 due to additional volume related to card usage and the migration of business accounts from the consumer debit card product. Card related interchange income includes income from debit, credit and ATM cards that are issued to consumers and businesses.

Other operating income decreased $1.1 million during 2006 compared to 2005 due to lower gains recorded on the sales of mortgage and student loans and other real estate owned.

Non-Interest Expense

The following table presents the components of non-interest expense for the years ended December 31:

	2006	2005	2004
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$72,988	$73,522	$68,916
Net occupancy expense	12,077	10,988	9,656
Furniture and equipment expense	11,703	11,578	11,688
Data processing expense	3,456	3,535	3,808
Pennsylvania shares tax expense	5,420	4,876	4,532
Intangible amortization	2,607	2,262	1,443
(Gain) loss on extinguishment of debt, net	(410)	-0-	29,495
Other operating expenses	29,842	31,756	32,892

Subtotal	137,683	138,517	162,430
Restructuring charges	-0-	5,437	-0-
Merger and integration charges	-0-	-0-	2,125
Total non-interest expense	$137,683	$143,954	$164,555

Total non-interest expense for 2006 decreased $6.3 million to $137.7 million from $144.0 million reported in 2005 mainly due to the reductions in restructuring charges included in 2005 and other operating expenses.

Salaries and employee benefits declined $534 thousand from the $73.5 million reported in 2005 to $73.0 million in 2006. Salary expense decreased $1.8 million for the twelve month period ended December 31, 2006 but was offset by an $860 thousand increase in healthcare costs and a $644 thousand increase in retirement costs. Salaries and employee benefits also included additional costs from the Laurel acquisition on August 28, 2006. Full-time equivalent employees were 1,579 at the end of 2006 compared to 1,598 at the end of 2005.

Net occupancy expense increased $1.1 million during 2006 to $12.1 million compared to $11.0 million during 2005 primarily due to the addition of retail branches. During 2006, First Commonwealth opened three new offices and acquired eight offices through its merger with Laurel. Additionally, an adjustment of $463 thousand was made in the first quarter of 2006 to occupancy expense due to an ongoing monitoring of leases.

Pennsylvania shares tax expense increased $544 thousand in 2006 from 2005 due to the higher value of FCB’s equity, which is calculated on a six-year moving average. FCB’s equity has increased due to higher net income and prior acquisitions.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Non-Interest Expense (Continued)

Intangible amortization increased $345 thousand in 2006 compared to 2005 as a result of the Laurel acquisition. Intangible amortization consists primarily of amortization of core deposit intangibles.

Restructuring charges declined $5.4 million in 2006. The 2005 period included this $5.4 million cost related to the reorganization of First Commonwealth’s organizational structure and related personnel changes.

A net gain of $410 thousand was recorded in conjunction with refinancing $161.3 million of longer term FHLB advances with shorter term borrowings.

Other operating expenses declined $1.9 million in 2006 compared to 2005 primarily due to a reduction of $1.3 million in other professional fees and the elimination of plastic card interchange expense totaling $884 thousand. Plastic card interchange expense is no longer incurred since the merchant services business was sold in 2005.

Income Tax

Income tax expense decreased $4.2 million for 2006 from 2005 primarily because pretax income for 2006 decreased $9.1 million compared to 2005. First Commonwealth’s effective tax rate was 14.6% in 2006 compared to 18.6% in 2005. This reduction in the effective tax rate was mainly due to a larger percentage of pretax income consisting of tax-free income in 2006 versus 2005.

Results of Operations—2005 Compared to 2004

Net income was $57.8 million or $0.83 per diluted share, return on average assets was 0.94% and return on average equity was 10.89% for 2005. This compares with net income of $38.7 million or $0.58 per diluted share, return on average assets of 0.66% and return on average equity of 7.82% in 2004.

The loan portfolio grew year over year by $109.4 million, deposits increased $152.1 million while time deposits showed the greatest growth. The net interest margin contracted as a result of compression in interest rates between short-term rates and long-term rates during 2005. Short-term interest rates increased as a result of eight increases by the Federal Reserve, while market driven longer term interest rates remain mostly unchanged at historical low levels causing a flat yield curve.

Earnings for 2005 were impacted by net securities losses, gains from the sale of branch offices and a gain from the sale of the company’s merchant services business, as well as restructuring charges related to the reorganization of First Commonwealth’s organizational structure and related personnel changes.

Net interest income increased to $173.5 million for 2005 compared with $167.3 million for 2004. Higher average balances and yields in interest-earning assets increased interest income during 2005 compared with 2004. For 2005, average balances and rates of interest-bearing liabilities increased resulting in higher interest expenses.

Average loans increased $346.1 million for the twelve months ending December 31, 2005, while average investment securities decreased $74.9 million over the same period in 2004. Interest and fees on loans increased $32.5 million during 2005 compared with 2004, due to increased volumes of loans and higher yields. Interest on investment securities increased $1.4 million during 2005 from 2004 mainly due to higher yields.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2005 Compared to 2004 (Continued)

Average interest-bearing liabilities for 2005 increased $277.0 million from 2004. Average interest-bearing demand deposits and savings deposits increased $182.5 million and provided a low cost source of funding. This increase was attributed to the acquisition of GA Financial, Inc. in May 2004, the addition of new branches as well as advertising and promotional efforts. Average time deposits increased $129.7 million. The increase in interest rates and growth of interest-bearing deposits resulted in an increase in interest expense on deposits of $20.2 million. Average short-term borrowings remained stable in 2005 from 2004, while average long-term debt declined $35.8 million during 2005 compared to 2004. Due to the relatively flat yield curve, First Commonwealth limited the reinvestment of investment securities proceeds and reduced borrowings.

The net interest margin was 3.28% for 2005 compared with 3.30% for 2004. The change was mainly attributable to interest rates on interest-bearing liabilities rising more than the yields on interest-earning assets.

Non interest income increased $2.6 million in 2005 over 2004 as a result of one time net gains on asset sales.

Net securities losses of $7.7 million were recorded in 2005 compared to net securities gains of $4.1 million in 2004. First Commonwealth funded the deposits associated with the branch sale in the fourth quarter of 2005 by selling securities with a low average yield and a short life and incurred a loss of $2.7 million. Also during 2005, First Commonwealth repositioned its mortgage backed securities investment portfolio which is expected to reduce the company’s rate exposure and improve net interest income and incurred a $5.5 million loss on the sale.

Service charges on deposit accounts increased $735 thousand in 2005 from 2004 due to the continued success of the High Performance Checking products for consumer and business customers as well as the full year inclusion of the GA Financial, Inc. acquisition which occurred in May 2004.

The 2005 period included an $11.8 million gain on the sale of branch offices. The sales included $126.0 million in deposit liabilities associated with the offices. The branch sales were part of First Commonwealth’s continuing branch optimization initiative to increase penetration in the higher growth, more densely populated Pittsburgh market. The branch sales were considered to be related to continuing operations.

The 2005 period also included a gain of $2.0 million on the sale of First Commonwealth’s merchant services business. The decrease of $2.3 million in merchant discount income during 2005 compared to 2004 was due to this sale.

Card related interchange income increased $1.3 million in 2005 from 2004 due to the acquisition of GA Financial, Inc. and additional volume related to card usage.

Non-interest expense totaled $144.0 million for 2005, a decrease of $20.6 million from 2004 primarily due to a $29.5 million loss on the extinguishment of debt that occurred in 2004, partly offset by the $5.4 million in restructuring charges incurred in 2005. Increases in salaries and employee benefits, net occupancy expense and intangible amortization during 2005 over 2004 were due in large part to the acquisition of GA Financial, Inc. in May 2004.

Applicable income taxes in 2005 increased $9.6 million from $3.7 million reported in 2004. Pretax income for 2004 included a $29.5 million loss on the extinguishment of debt related to the prepayment of FHLB advances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes First Commonwealth’s contractual obligations to make future payments as of December 31, 2006:

(dollars in thousands)	Footnote Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
Federal Home Loan Bank advances	24	$56,228	$267,325	$110,800	$7,500	$441,853
Repurchase agreements	24	-0-	20,000	-0-	-0-	20,000
Subordinated debentures	23	-0-	-0-	-0-	108,250	108,250
ESOP loan	24	2,000	4,000	4,000	1,600	11,600
Operating leases	19	3,309	5,787	4,070	20,704	33,870

Total contractual obligations		$61,537	$297,112	$118,870	$138,054	$615,573

The preceding table excludes unamortized premiums and discounts on Federal Home Loan Bank advances because these premiums and discounts do not represent future cash obligations. The preceding table also excludes First Commonwealth’s cash obligations upon maturity of certificates of deposit whose maturities are described in Note 21 (Interest-Bearing Deposits) to the Consolidated Financial Statements.

The following table summarizes First Commonwealth’s off-balance sheet commitments as of December 31, 2006. Commitments to extend credit and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

(dollars in thousands)	Footnote Reference	Amount
Commitments to extend credit	18	$1,032,563
Standby letters of credit	18	80,520

Total lending-related commitments		$1,113,083

Commitments to extend credit include unfunded loan commitments as well as the undrawn portions of revolving and closed-end lines of credit as of December 31, 2006. The contractual provisions of these commitments normally include fixed expiration dates or termination clauses, specific interest rates and clauses indicating that funding is contingent upon borrowers maintaining stated credit standards at the time of loan funding.

Standby letters of credit are written conditional commitments issued by First Commonwealth to guarantee the performance of a client to a third party. In the event that the client does not perform in accordance with the terms of the agreement with the third party, First Commonwealth would be required to fund the commitment. The maximum potential amount of future payments First Commonwealth could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, First Commonwealth would be entitled to seek repayment from the client. First Commonwealth’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. Total deposits increased $329.9 million or 8.3% for the year primarily from the Laurel acquisition. Non-interest-bearing deposits increased $30.8 million, while interest-bearing deposits increased $299.1 million with the largest increases being recorded in the time deposit category. Savings and MMDA accounts decreased $64.0 million or 3.8% as clients registered a preference for time deposits with the rising rate environment. Noncore deposits, which are time deposits in denominations of $100 thousand or more, increased $184.8 million in 2006 and represents 18.3% of total deposits at December 31, 2006.

Although First Commonwealth’s primary source of funds remains traditional deposits from within the communities served by its banking subsidiary, future sources of deposits utilized could include the use of brokered time deposits offered outside of First Commonwealth’s traditional market area. Time deposits of $100 thousand or more at December 31, 2006, 2005 and 2004 had remaining maturities as follows:

Maturity Distribution of Large Certificates of Deposit

(dollars in thousands)

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Remaining Maturity:
3 months or less	$321,137	40%	$210,442	34%	$74,463	18%
Over 3 months through 6 months	148,843	19	70,923	12	49,691	12
Over 6 months through 12 months	183,645	23	120,001	20	51,485	12
Over 12 months	139,127	18	206,502	34	242,349	58

Total	$792,752	100%	$607,868	100%	$417,988	100%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

The following is a schedule of loans by classification for the five years ended December 31:

Loans by Classification

(dollars in thousands)

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial, agricultural and other	$861,427	23%	$729,962	20%	$715,280	20%	$655,740	23%	$633,955	24%
Real estate-construction	92,192	2	78,279	2	71,351	2	27,063	1	20,998	1
Real estate-commercial	935,635	25	987,798	27	988,611	28	771,861	27	663,220	26
Real estate-residential	1,346,503	36	1,213,223	33	1,164,707	33	821,159	29	739,018	28
Loans to individuals	547,253	14	610,648	17	562,321	16	521,481	19	505,139	19
Net leases	864	-0-	4,468	1	12,815	1	28,033	1	47,110	2

Gross loans and leases	3,783,874	100%	3,624,378	100%	3,515,085	100%	2,825,337	100%	2,609,440	100%
Unearned income	(57)		(119)		(252)		(455)		(806)

Total loans and leases net of unearned income	$3,783,817		$3,624,259		$3,514,833		$2,824,882		$2,608,634

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity. These securities are classified as “securities available for sale” and while First Commonwealth does not have specific intentions to sell these securities they have been designated as “available for sale” because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of December 31, 2006, securities available for sale had an amortized cost of $1.7 billion and a fair value of $1.6 billion. Gross unrealized gains were $12.9 million and gross unrealized losses were $24.3 million.

Based upon First Commonwealth’s historical ability to fund liquidity needs from other sources, the current available for sale portfolio is deemed more than adequate, as the company does not anticipate a need to liquidate the investments until maturity. The following is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2006:

Maturity Distribution of Securities Held to Maturity

At Amortized Cost

(dollars in thousands)

	U.S. Treasury and Other Government Corporations and Agencies	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*
Within 1 year	$6	$1,000	$275	$1,281	6.95%
After 1 but within 5 years	894	8,958	-0-	9,852	7.30%
After 5 but within 10 years	378	40,868	-0-	41,246	7.21%
After 10 years	43	26,079	-0-	26,122	6.39%

Total	$1,321	$76,905	$275	$78,501	6.94%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

Maturity Distribution of Securities Available for Sale

At Amortized Cost

(dollars in thousands)

	U.S. Treasury and Other Government Corporations and Agencies	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*
Within 1 year	$141,049	$-0-	$-0-	$141,049	3.50%
After 1 but within 5 years	155,903	4,005	-0-	159,908	4.67%
After 5 but within 10 years	303,365	40,037	-0-	343,402	4.25%
After 10 years	609,424	173,231	229,076	1,011,731	5.52%

Total	$1,209,741	$217,273	$229,076	$1,656,090	5.00%

*	Yields are calculated on a tax-equivalent basis.

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

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes. In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively. The cumulative gap at the 365-day repricing period was negative in the amount of $1.5 billion or 25.25% of total assets at December 31, 2006.

The primary components of ISA include adjustable rate loans and investments. The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and borrowings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Sensitivity (Continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated:

2006

(dollars in thousands)

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,278,277	$209,613	$352,700	$1,840,590
Investments	223,603	123,501	167,478	514,582
Other interest-earning assets	985	-0-	-0-	985

Total interest-sensitive assets	1,502,865	333,114	520,178	2,356,157

Certificates of deposit	542,030	484,103	554,257	1,580,390
Other deposits	1,703,163	-0-	-0-	1,703,163
Borrowings	550,284	4,464	44,022	598,770

Total interest-sensitive liabilities	2,795,477	488,567	598,279	3,882,323

Gap	$(1,292,612)	$(155,453)	$(78,101)	$(1,526,166)

ISA/ISL	0.54	0.68	0.87	0.61
Gap/Total assets	21.39%	2.57%	1.29%	25.25%

2005

(dollars in thousands)

	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,223,588	$204,682	$359,406	$1,787,676
Investments	179,227	115,495	159,963	454,685
Other interest-earning assets	2,048	-0-	-0-	2,048

Total interest-sensitive assets	1,404,863	320,177	519,369	2,244,409

Certificates of deposit	465,223	189,534	288,933	943,690
Other deposits	1,755,808	-0-	-0-	1,755,808
Borrowings	711,185	4,657	49,338	765,180

Total interest-sensitive liabilities	2,932,216	194,191	338,271	3,464,678

Gap	$(1,527,353)	$125,986	$181,098	$(1,220,269)

ISA/ISL	0.48	1.65	1.54	0.65
Gap/Total assets	25.34%	2.09%	3.01%	20.25%

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Sensitivity (Continued)

First Commonwealth captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These variables include prepayment speeds on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and statements of financial condition growth assumptions. The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates. First Commonwealth is then better able to implement strategies, which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase. The repricing strategies for loans would be inversely related.

First Commonwealth’s asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 200 basis point (2.00%) movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case. The analysis at December 31, 2006, indicated that a 200 basis point (2.00%) increase in interest rates would decrease net interest income by 119 basis points (1.19%) below the base case scenario and a 200 basis point (2.00%) decrease in interest rates would decrease net interest income by 147 basis points (1.47%) below the base case scenario over the next twelve months, both within policy limits.

First Commonwealth’s ALCO is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position. The primary objective of the ALCO process is to ensure that First Commonwealth’s balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide First Commonwealth with an appropriate return for the assumption of those risks. The ALCO strategies are established by First Commonwealth’s senior management.

First Commonwealth terminated its interest rate swaps during the fourth quarter of 2005. However, the ALCO continues to evaluate the use of additional derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2006 were as follows (dollars in thousands):

	Within One Year	One to 5 Years	After 5 Years	Total
Commercial and industrial	$374,790	$170,966	$111,793	$657,549
Financial institutions	91	200	-0-	291
Real estate-construction	28,122	20,915	43,155	92,192
Real estate-commercial	92,495	197,516	645,624	935,635
Other	23,300	18,182	162,105	203,587

Totals	$518,798	$407,779	$962,677	$1,889,254

Loans at fixed interest rates		150,175	256,619
Loans at variable interest rates		257,604	706,058

Totals		$407,779	$962,677

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

First Commonwealth’s written lending policy requires certain underwriting standards to be met prior to funding any loan, including requirements for credit analysis, collateral value coverage and documentation. The principal factor used to determine potential borrowers’ credit worthiness is business cash flows or consumer income available to service debt payments. Secondary sources of repayment, including collateral and guarantees, are frequently obtained.

The lending policy provides limits for individual and bank committee lending authorities. In addition to the bank loan approval process, requests for borrowing relationships that will exceed five million dollars must also be approved by First Commonwealth’s Credit Committee. This Committee consists of a minimum of three members of First Commonwealth’s Board of Directors. First Commonwealth has an additional level of approval for credit relationships between $1.0 million and $5.0 million. This procedure requires approval of those credits by a committee consisting of senior lenders of First Commonwealth as well as the Asset Quality Manager and a member of First Commonwealth’s Board of Directors.

Commercial and industrial loans are generally granted to small and middle market customers for working capital, operations, and expansion or asset acquisition purposes. Operating cash flows of the business enterprise are identified as the principal source of repayment, with business assets held as collateral. Collateral margins and loan terms are based upon the purpose and structure of the transaction as set forth in loan policy.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

While First Commonwealth consistently applies a comprehensive methodology and procedure, which is described in Note 1 (Statement of Accounting Policies) to the Consolidated Financial Statements, the allowance for credit loss methodologies incorporate management’s current judgments about the credit quality of the loan portfolio, as well as collection probabilities for problem credits. Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicates changes in the expected future cash flows or changes in economic conditions. The allowance for credit losses and the provision for credit losses are significant elements of First Commonwealth’s financial statements; therefore, management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis. In addition, First Commonwealth maintains a system of internal controls, which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

Since all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual credit or groups of credits, and the entire allowance is available to absorb any and all credit losses. For analytical purposes, the following table sets forth an allocation of the allowance for credit losses at December 31 according to the categories indicated.

Allocation of the Allowance for Credit Losses

(dollars in thousands)

	2006	2005	2004	2003	2002
Commercial, industrial, financial, agricultural and other	$17,547	$13,100	$13,422	$10,739	$7,856
Real estate-construction	1,074	1,762	1,088	330	600
Real estate-commercial	14,090	14,260	13,099	11,361	7,201
Real estate-residential	4,872	4,792	8,759	4,910	5,294
Loans to individuals	3,391	4,533	3,806	4,614	3,035
Lease financing receivables	15	65	136	202	259
Unallocated	1,659	980	753	5,229	10,251

Total	$42,648	$39,492	$41,063	$37,385	$34,496

Allowance as percentage of average total loans	1.15%	1.10%	1.26%	1.42%	1.33%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Review (Continued)

The increase in the allowance for 2006 was primarily due to a higher provision for credit losses compared to 2005 and the addition of $2.0 million from the Laurel acquisition. The decrease in the allowance for credit losses in 2005 was due to the removal of two credits from the specific reserve and the improvement in overall historical trends of charge-offs and 30-day past due credits.

Management continued to monitor the performance of a $29.0 million commercial credit relationship, which was previously disclosed to have deteriorated in the second quarter of 2006. This credit was secured by commercial real estate and equipment and was not 90 days past due or on a nonaccrual status at December 31, 2006.

Other than those described below, there are no material credits that management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. The following table identifies nonperforming loans at December 31. A loan is placed in nonaccrual status when, based on current information and events, it is probable that First Commonwealth will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. Past due loans are those loans which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Restructured loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

Nonperforming and Impaired Assets and Effects

on Interest Income Due to Nonaccrual

(dollars in thousands)

	2006	2005	2004	2003	2002
Loans on nonaccrual basis	$12,043	$11,391	$10,732	$12,459	$23,450
Troubled debt restructured loans	160	173	183	195	207

Total nonperforming loans	$12,203	$11,564	$10,915	$12,654	$23,657

Nonperforming loans as a percentage of total loans	0.32%	0.32%	0.31%	0.45%	0.91%

Allowance as percentage of nonperforming loans	349.49%	341.51%	376.21%	295.44%	145.82%

Other real estate owned	$1,507	$1,655	$1,814	$1,866	$1,651

Gross income that would have been recorded at original rates	$3,246	$2,344	$1,757	$1,962	$1,542
Interest that was reflected in income	706	506	307	1,185	286

Net reduction to interest income due to nonaccrual	$2,540	$1,838	$1,450	$777	$1,256

The reduction of income due to troubled debt restructured loans was less than $50 thousand in any year presented.

Nonperforming loan levels remained relatively stable from December 31, 2005 to December 31, 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Review (Continued)

First Commonwealth’s loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages. First Commonwealth has a “Watch List Committee” which includes credit workout officers of the bank. The Watch List Committee reviews watch list credits for workout progress or deterioration. Loan loss adequacy and the status of significant nonperforming credits are monitored on a quarterly basis by a committee made up of senior officers of the bank and parent company. These committees were established to provide additional internal monitoring and analysis in addition to that provided by the Credit Committees of the bank and parent company. Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements as well as the previously described committee structure. Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis. Management believes that the allowance for credit losses and nonperforming loans remained safely within acceptable levels.

Capital Resources

At December 31, 2006, shareholders’ equity was $571.4 million, a $50.3 million increase from December 31, 2005. This increase was primarily due to net income of $53.0 million and common stock of $39.6 million issued in the Laurel acquisition offset by dividends declared of $49.1 million during 2006.

A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable ratio of equity to assets. See Note 32 (Regulatory Restrictions and Capital Adequacy) to the Consolidated Financial Statements for an analysis of regulatory capital guidelines and First Commonwealth’s capital ratios relative to these measurement standards.

Risk Management

In the normal course of business First Commonwealth assumes various types of risk. First Commonwealth has identified twenty-six standard risks which have been summarized into seven major risk categories. The seven major risk categories are credit risk, market risk, liquidity risk, compliance/legal risk, operational risk, reputation risk and strategic risk. Credit risk, market risk and liquidity risk were previously discussed. The remaining major risk categories are defined as follows: compliance/legal risk is the risk arising from violations of, or noncompliance with laws, rules, regulations, prescribed practices, or ethical standards; operational risk is the threat created by inadequate information systems, operational problems, weak internal control systems, fraud, or any other unforeseen catastrophes; reputation risk is the risk to earnings or capital arising from negative public opinion; and strategic risk is the risk arising from adverse business decisions or improper implementation of those decisions. These factors and others could impact First Commonwealth’s business, financial condition and results of operation.

Corporate management has taken strong and wide-ranging actions to enhance the awareness of and proactively manage risk within the company. First Commonwealth embraces a risk management culture, which begins with the Risk Committee that provides oversight and monitoring of key risk areas. The Risk Committee has representation from all of the disciplines across the organization. This committee meets to discuss and assess current and emerging risks as well as to identify solutions and mitigants. Credit quality and loan loss adequacy issues are addressed by the Credit Quality, Watch List and Loan Loss Reserve committees. Additional

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Management (Continued)

committees include Security, which is responsible for coordinating the security program; Privacy, which focuses on safeguarding client information; Asset Liability Management, which monitors interest rate and liquidity risks; Policies and Procedures, which reviews and approves policies and procedures prior to Board approval; Fraud Prevention, which ensures that First Commonwealth is taking appropriate action in both preventive and detective measures to identify and deal with potentially fraudulent activity; Business Continuity, which plans to provide structure to First Commonwealth’s response during emergency situations; and Disclosure, which reviews external financial reporting and evaluates the internal controls and the disclosure process to ensure accuracy, completeness, and timeliness of these reports. Management continually reviews the mitigants and controls to ensure their continuity.

The Internal Audit Department has specific procedures to analyze and quantify risks in the seven major risk categories. An analytical review of Key indicators, both monetary and nonmonetary, as well as other current information that may become available through discussions with management serves as an early warning system to detect potential deteriorating internal controls. The Internal Audit Department schedule would be adjusted to address these higher risk areas developing within First Commonwealth. The Internal Audit Department prepares a consolidated Quarterly Risk Report based on the seven major risks. This report provides the Internal Audit Department’s overall observations on the effectiveness of the organization’s risk management, control, and governance process. The report is presented to the Audit Committee, Senior Management and the Board.

With these processes in place, First Commonwealth believes that its objective of establishing a risk culture that identifies, measures, controls and monitors events or actions that may adversely affect our organization has been achieved. Our goal is not to eliminate risk but to understand fully the risk that First Commonwealth is assuming and appropriately manage those risks.

Inflation and Changing Prices

Management is aware of the impact inflation has on interest rates and therefore, the impact it can have on a bank’s performance. The ability of a financial institution to cope with inflation can only be determined by analyzing and monitoring its asset and liability structure. First Commonwealth monitors its asset and liability position with particular emphasis on the mix of interest-sensitive assets and liabilities in order to reduce the effect of inflation upon its performance. However the asset and liability structure of a financial institution is substantially different from an industrial corporation in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in general price levels. Examples of monetary items include cash, loans and deposits. Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes. Examples of nonmonetary items are premises and equipment.

Inflation can have a more direct impact on categories of non-interest expenses such as salaries and wages, supplies and employee benefit costs. These expenses are very closely monitored by management for both the effects of inflation and increases relating to such items as staffing levels, usage of supplies and occupancy costs.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing in Item 7 of this report under the caption “Interest Sensitivity” is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

First Commonwealth Financial Corporation is responsible for the preparation, the integrity, and the fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes to the financial statements have been prepared in conformity with generally accepted accounting principles and include some amounts based upon management’s best estimates and judgments.

First Commonwealth’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), that is designed to produce reliable financial statements in conformity with generally accepted accounting principles. Under the supervision and with the participation of management, including First Commonwealth’s principal executive officer and principal financial officer, First Commonwealth conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility that a control can be circumvented and that misstatements due to error or fraud may occur without detection. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on First Commonwealth’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

March 1, 2007

/s/ JOHN J. DOLAN	/s/ EDWARD J. LIPKUS, III
John J. Dolan	Edward J. Lipkus, III
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that First Commonwealth Financial Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Commonwealth Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 1, 2007

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited the accompanying consolidated statement of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of First Commonwealth Financial Corporation and subsidiaries for the two years ended December 31, 2005, were audited by other auditors whose report dated February 27, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed and unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 1, 2007

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

First Commonwealth Financial Corporation

We have audited the accompanying consolidated balance sheet of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Financial Corporation and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Ernst & Young LLP

Pittsburgh, Pennsylvania
February 27, 2006

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$95,134	$84,555
Federal funds sold	-0-	1,575
Interest-bearing bank deposits	985	473
Securities available for sale, at market value	1,644,690	1,851,986
Securities held to maturity, at amortized cost, (Market value $80,156 in 2006 and $89,804 in 2005)	78,501	87,757
Loans held for sale	-0-	1,276
Loans:
Portfolio loans	3,783,874	3,623,102
Unearned income	(57)	(119)
Allowance for credit losses	(42,648)	(39,492)

Net loans	3,741,169	3,583,491

Premises and equipment, net	68,901	60,860
Other real estate owned	1,507	1,655
Goodwill	160,366	122,702
Amortizing intangibles, net	16,869	15,251
Other assets	235,794	214,739

Total assets	$6,043,916	$6,026,320

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$522,451	$491,644
Interest-bearing	3,803,989	3,504,908

Total deposits	4,326,440	3,996,552
Short-term borrowings	500,014	665,665
Other liabilities	52,681	43,314
Subordinated debentures	108,250	108,250
Other long-term debt	485,170	691,494

Total long-term debt	593,420	799,744

Total liabilities	5,472,555	5,505,275
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock $1 par value per share, 100,000,000 shares authorized; 75,100,431 shares issued and 73,916,377 shares outstanding in 2006; 71,978,568 shares issued and 70,377,916 shares outstanding in 2005	75,100	71,978
Additional paid-in capital	208,313	173,967
Retained earnings	322,415	318,569
Accumulated other comprehensive loss, net	(7,914)	(9,655)
Treasury stock (1,184,054 and 1,600,652 shares at December 31, 2006 and 2005, respectively, at cost)	(14,953)	(20,214)
Unearned ESOP shares	(11,600)	(13,600)

Total shareholders’ equity	571,361	521,045

Total liabilities and shareholders’ equity	$6,043,916	$6,026,320

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$248,738	$222,090	$189,629
Interest and dividends on investments:
Taxable interest	68,257	74,864	75,309
Interest exempt from Federal income taxes	12,876	12,699	11,447
Dividends	2,958	2,225	1,600
Interest on Federal funds sold	142	161	6
Interest on bank deposits	99	29	34

Total interest income	333,070	312,068	278,025

Interest Expense
Interest on deposits	108,454	79,070	58,890
Interest on short-term borrowings	25,448	24,305	11,989
Interest on subordinated debentures	8,419	7,867	6,778
Interest on other long-term debt	23,786	27,376	33,033

Total interest on long-term debt	32,205	35,243	39,811

Total interest expense	166,107	138,618	110,690

Net Interest Income	166,963	173,450	167,335
Provision for credit losses	11,544	8,628	8,070

Net Interest Income after Provision for Credit Losses	155,419	164,822	159,265

Non-Interest Income
Net securities gains (losses)	697	(7,673)	4,077
Trust income	5,801	5,526	5,254
Service charges on deposit accounts	16,967	15,710	14,975
Gain on sale of branches	-0-	11,832	-0-
Gain on sale of merchant services business	-0-	1,991	-0-
Insurance commissions	2,804	3,423	3,387
Income from bank owned life insurance	5,742	5,391	5,157
Merchant discount income	-0-	1,349	3,638
Card related interchange income	5,583	4,881	3,579
Other operating income	6,653	7,795	7,582

Total non-interest income	44,247	50,225	47,649

Non-Interest Expense
Salaries and employee benefits	72,988	73,522	68,916
Net occupancy expense	12,077	10,988	9,656
Furniture and equipment expense	11,703	11,578	11,688
Data processing expense	3,456	3,535	3,808
Pennsylvania shares tax expense	5,420	4,876	4,532
Intangible amortization	2,607	2,262	1,443
Restructuring charges	-0-	5,437	-0-
Merger and integration charges	-0-	-0-	2,125
(Gain) loss on extinguishment of debt, net	(410)	-0-	29,495
Other operating expenses	29,842	31,756	32,892

Total non-interest expense	137,683	143,954	164,555

Income before income taxes	61,983	71,093	42,359
Applicable income taxes	9,029	13,257	3,707

Net Income	$52,954	$57,836	$38,652

Average Shares Outstanding	70,766,348	69,276,141	65,887,611
Average Shares Outstanding Assuming Dilution	71,133,562	69,835,285	66,487,516
Per Share Data:
Basic Earnings Per Share	$0.75	$0.83	$0.59
Diluted Earnings Per Share	$0.74	$0.83	$0.58
Cash Dividends Declared per Common Share	$0.680	$0.665	$0.645

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045
Comprehensive income
Net income	-0-	-0-	52,954	-0-	-0-	-0-	52,954
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	1,970	-0-	-0-	1,970
Less: reclassification adjustment for (gains) losses on securities included in net income	-0-	-0-	-0-	(451)	-0-	-0-	(451)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	646	-0-	-0-	646

Total other comprehensive income	-0-	-0-	-0-	2,165	-0-	-0-	2,165

Total comprehensive income							55,119
Cash dividends declared	-0-	-0-	(49,108)	-0-	-0-	-0-	(49,108)
Cumulative effect of change in accounting for postretirement obligations	-0-	-0-	-0-	(424)	-0-	-0-	(424)
Net decrease in unearned ESOP shares	-0-	(18)	-0-	-0-	-0-	2,000	1,982
Discount on dividend reinvestment plan purchases	-0-	(903)	-0-	-0-	-0-	-0-	(903)
Treasury stock reissued	-0-	(1,586)	-0-	-0-	5,261	-0-	3,675
Tax benefit of stock options	-0-	408	-0-	-0-	-0-	-0-	408
Stock issued for acquisition	3,122	36,445	-0-	-0-	-0-	-0-	39,567

Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity

Balance at December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978
Comprehensive income
Net income	-0-	-0-	57,836	-0-	-0-	-0-	57,836
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(24,050)	-0-	-0-	(24,050)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	5,008	-0-	-0-	5,008
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(615)	-0-	-0-	(615)

Total other comprehensive loss	-0-	-0-	-0-	(19,657)	-0-	-0-	(19,657)

Total comprehensive income							38,179
Cash dividends declared	-0-	-0-	(46,630)	-0-	-0-	-0-	(46,630)
Net increase in unearned ESOP shares	-0-	119	-0-	-0-	-0-	(7,425)	(7,306)
Discount on dividend reinvestment plan purchases	-0-	(891)	-0-	-0-	-0-	-0-	(891)
Treasury stock reissued	-0-	(1,176)	-0-	-0-	6,429	-0-	5,253
Tax benefit of stock options	-0-	462	-0-	-0-	-0-	-0-	462

Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2003	$63,704	$79,581	$312,261	$15,173	$(37,779)	$(1,994)	$430,946
Comprehensive income
Net income	-0-	-0-	38,652	-0-	-0-	-0-	38,652
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(2,420)	-0-	-0-	(2,420)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(2,633)	-0-	-0-	(2,633)
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(118)	-0-	-0-	(118)

Total other comprehensive loss	-0-	-0-	-0-	(5,171)	-0-	-0-	(5,171)

Total comprehensive income							33,481
Cash dividends declared	-0-	-0-	(43,550)	-0-	-0-	-0-	(43,550)
Net increase in unearned ESOP shares	-0-	262	-0-	-0-	-0-	(4,181)	(3,919)
Discount on dividend reinvestment plan purchases	-0-	(816)	-0-	-0-	-0-	-0-	(816)
Treasury stock acquired	-0-	-0-	-0-	-0-	(514)	-0-	(514)
Treasury stock reissued	-0-	(1,768)	-0-	-0-	11,650	-0-	9,882
Tax benefit of stock options	-0-	1,238	-0-	-0-	-0-	-0-	1,238
Stock issued for acquisition	8,274	96,956	-0-	-0-	-0-	-0-	105,230

Balance at December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005	2004
	(dollars in thousands)
Operating Activities
Net income	$52,954	$57,836	$38,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,544	8,628	8,070
Depreciation and amortization	11,886	10,884	9,488
Net (gains) losses on sales of securities and other assets	(985)	6,687	(4,197)
Gain on extinguishment of debt	(2,013)	-0-	-0-
Net gain on sale of branches	-0-	(11,832)	-0-
Net gain on sale of merchant services business	-0-	(1,991)	-0-
Net amortization of premiums and discounts on securities	1,873	5,901	7,794
Net amortization of premiums and discounts on long-term debt	(5,176)	(5,487)	(5,258)
Income from cash surrender value of bank owned life insurance	(5,742)	(5,391)	(5,157)
Stock option tax benefit	-0-	462	1,239
Changes, net of acquisition:
(Increase) decrease in interest receivable	(1,628)	(887)	1,212
Increase (decrease) in interest payable	1,113	2,252	(39)
Increase (decrease) in income taxes payable	2,593	3,888	(1,976)
Net decrease in loans held for sale	1,276	1,036	644
Change in deferred taxes	(2,726)	107	(1,858)
Other-net	(212)	5,021	(6,855)

Net cash provided by operating activities	64,757	77,114	41,759

Investing Activities
Changes, net of acquisition:
Transactions with securities held to maturity:
Proceeds from sales	-0-	-0-	-0-
Proceeds from maturities and redemptions	8,739	11,356	31,956
Purchases	-0-	(20,530)	(5,542)
Transactions with securities available for sale:
Proceeds from sales	8,287	328,791	115,726
Proceeds from maturities and redemptions	419,770	396,213	722,393
Purchases	(217,230)	(457,967)	(755,364)
Proceeds from sales of other assets	7,201	10,516	11,703
Proceeds from sale of merchant services business	-0-	2,000	-0-
Acquisition, net of cash received	60,344	-0-	(70,872)
Net (increase) decrease in interest-bearing deposits with banks	(512)	1,930	4,874
Net decrease (increase) in loans	34,316	(131,472)	(179,939)
Purchases of premises and equipment	(13,289)	(14,371)	(12,041)

Net cash provided by (used in) investing activities	307,626	126,466	(137,106)

Financing Activities
Changes, net of acquisition:
Repayments of other long-term debt	(219,219)	(78,768)	(476,892)
Proceeds from issuance of other long-term debt	-0-	37,000	283,486
Proceeds from issuance of subordinated debentures	-0-	-0-	41,238
Repayments of subordinated debentures	-0-	-0-	(8,292)
Discount on dividend reinvestment plan purchases	(903)	(891)	(816)
Dividends paid	(48,507)	(46,193)	(41,736)
Net increase in Federal funds purchased	48,675	4,775	21,650
Net increase (decrease) in other short-term borrowings	(214,326)	(285,584)	237,102
Sale of branches and deposits, net of cash received	-0-	(110,483)	-0-
Net increase in deposits	67,021	278,053	27,009
Proceeds from sale of treasury stock	3,472	5,050	9,679
Stock option tax benefit	408	-0-	-0-

Net cash provided by or (used in) financing activities	(363,379)	(197,041)	92,428

Net increase (decrease) in cash and cash equivalents	9,004	6,539	(2,919)
Cash and cash equivalents at January 1	86,130	79,591	82,510

Cash and cash equivalents at December 31	$95,134	$86,130	$79,591

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies

GENERAL

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) contained in this report.

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

Through its subsidiaries, which include one commercial bank and a financial advisor, First Commonwealth provides a full range of loan, deposit, trust, and personal financial-planning services primarily to individuals and small to middle-market businesses in fifteen counties in Central and Western Pennsylvania. Insurance products and services are also provided through FCIA, a wholly owned subsidiary of FCB. Under current conditions, First Commonwealth is reporting one business segment.

First Commonwealth is subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine First Commonwealth for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2005 and 2004 to conform to the classifications presented for 2006.

First Commonwealth determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (“ARB 51”), “Consolidated Financial Statements,” or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” issued in December 2003, and FIN 46 (Revised 2003) (“FIN 46R”) issued in December 2003. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Refer to Note 17 (Variable Interest Entities) for additional information related to FIN 46R.

The investment in non-consolidated VIE’s and investment in corporations with voting interest of 20% to 50% are accounted for using the equity method of accounting.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies (Continued)

Basis of Presentation (Continued)

Securities

Debt securities that First Commonwealth has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, which is included in shareholders’ equity, net of deferred taxes.

First Commonwealth has securities classified as either held-to-maturity or available-for-sale and does not engage in trading activities. First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on the equity securities.

First Commonwealth conducts a comprehensive review of the investment portfolio on a quarterly basis to determine whether an other-than-temporary impairment has occurred. Issuer-specific securities whose market values have fallen below their book values are initially selected for more in-depth analysis based on the percentage decline in value and duration of the decline. Further analysis could include a review of research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes, and any other relevant information pertaining to the affected security. Based on this review, a determination is made on a case by case basis as to a potential impairment. Declines in the market value of individual securities below their cost that are deemed other-than-temporary will result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Loans

Loans are carried at the principal amount outstanding. Unearned income on installment loans and leases is taken into income on a declining basis, which results in an approximate level rate of return over the life of the loan or the lease. Interest is accrued as earned on nondiscounted loans.

First Commonwealth considers a loan to be past due and still accruing interest when payment of interest or principal is contractually past due but the loan is well secured and in the process of collection. For installment, mortgage, term, and other loans with amortizing payments that are scheduled monthly, 90 days past due is reached when four monthly payments are due and unpaid. For demand, time, and other multi-payment obligations with payments scheduled other than monthly, delinquency status is calculated using number of days instead of number of payments. Revolving credit loans, including personal credit lines and home equity lines, are considered to be 90 days past due when the borrower has not made the minimum payment for four billing cycles.

A loan is placed in nonaccrual status when, based on current information and events, it is probable that First Commonwealth will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. When a determination is made to place a loan in nonaccrual status, all accrued and unpaid interest for the current year is reversed against interest income and uncollected interest for previous years is charged against the allowance for credit losses. Generally, consumer and residential mortgage loans, which are well-secured and/or in the process of collection, are not

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies (Continued)

Loans (Continued)

placed in nonaccrual status. Nonaccrual loans are restored to accrual status when, based on a sustained period of repayment by the borrower in accordance with the contractual terms of the loan, First Commonwealth expects repayment of the remaining contractual principal and interest or when the loan otherwise becomes well-secured and in the process of collection.

First Commonwealth considers a loan to be a troubled debt restructured loan when the terms have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

First Commonwealth considers a loan to be impaired when, based on current information and events, it is probable that the company will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Impaired loans include nonaccrual loans and troubled debt restructured loans. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Payments received on impaired loans are applied against the recorded investment in the loan. For loans other than those that First Commonwealth expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is recorded on a cash basis.

Loans deemed uncollectible are charged off through the allowance for credit losses. Factors considered in assessing ultimate collectibility include past due status, financial condition of the borrower, collateral values, and debt covenants including secondary sources of repayment by guarantors. Payments received on previously charged off loans are recorded as recoveries in the allowance for credit losses.

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

Allowance for Credit Losses

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses that are inherent in the loan and lease portfolios. First Commonwealth’s management and Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

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

Substandard loans are those with a well-defined weakness or a weakness that jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of deterioration of the borrower’s financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect First Commonwealth may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful, in whole or in part, are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses at the next meeting of First Commonwealth’s Credit Committee after placement in this category. There were no loans classified as loss as of December 31, 2006. First Commonwealth consistently applies the following comprehensive methodology and procedure for determining the allowance at the subsidiary bank level.

Classified loans on the primary watch list are analyzed to determine the level of potential loss in the credits under current circumstances. The potential loss that is established for these classified loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Primary watch list loans are managed and monitored by assigned account officers within First Commonwealth in conjunction with senior management.

A specific reserve is established for impaired loans that is equal to the total amount of potential unconfirmed losses for the impaired loans that are reviewed. All impaired credits in excess of $250 thousand are individually reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the impaired loan balances that are not reviewed.

A reserve is established for primary watch list loans that are classified as substandard (and still accruing interest) and Other Assets Especially Mentioned (“OAEM”). The reserve on these substandard and OAEM loans is calculated as the historical average amount of potential unconfirmed losses for the loans similar to those that are reviewed. The historical percentage is based on an eight quarter weighted average calculation.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

Each loan category’s most recent four-quarter average delinquency percentage is compared to its twenty-quarter average. A special allocation is made if the four-quarter delinquency percentage is higher than its twenty-quarter average.

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

First Commonwealth also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions that may cause a potential credit loss but are not specifically identifiable or considered in the methodology that was defined above. These factors include, but are not limited to, potential judgment or data errors or factors not yet considered in First Commonwealth’s methodology. No matter how detailed an analysis of potential credit losses is performed, these estimates are not precise. Management must make estimates using assumptions and information that is often subjective and changes rapidly.

Bank Owned Life Insurance

First Commonwealth purchases insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Income. The cash surrender value of bank owned life insurance is reflected in “Other Assets” on the Consolidated Statements of Financial Condition in the amount of $142 million and $129.9 million at December 31, 2006 and 2005, respectively. Under these policies, the beneficiaries receive a portion of the death benefit. In 2005, a $784 thousand liability was recorded to reflect the present value of the future cost of this life insurance and an expense was recognized in “Salaries and Employee Benefits” in the Consolidated Statements of Income. In 2006, an additional liability of $373 thousand was recorded in conjunction with the acquisition of Laurel Capital Group (“Laurel Capital”). This liability reflected the net present value of the future death benefits scheduled to be paid to the beneficiaries of the Laurel Capital policies.

The final ratification of Emerging Issues Task Force No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements” will finalize the accounting treatment for these policies.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization on First Commonwealth’s Consolidated Statements of Financial Condition. Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset. An accelerated depreciation method was used for substantially all furniture and equipment. The straight-line depreciation method was used for buildings and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies (Continued)

Premises and Equipment (Continued)

improvements. Charges for maintenance and repairs are expensed as incurred. Leasehold improvements are expensed over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

When developing software, First Commonwealth expenses costs that are incurred during the preliminary project stage and capitalizes certain costs that are incurred during the application development stage. Once software is in operation, maintenance costs are expensed over the maintenance period while upgrades that result in additional functionality or enhancements are capitalized. Training and data conversion costs are expensed as incurred. Capitalized software development costs and purchased software are amortized on a straight-line basis over a period not to exceed seven years.

Business Combinations

First Commonwealth accounts for business combinations using the purchase method in accordance with FASB Statement No. 141 (“SFAS No. 141”), “Business Combinations.” Under the purchase method, net assets of the business acquired are recorded at their fair value as of the date of acquisition. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets that are acquired are recorded as goodwill (see “Goodwill” section below). Results of the acquired business are included in First Commonwealth’s income statement from the date of the acquisition.

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. First Commonwealth reviews goodwill annually for potential impairment by determining if the fair value of the reporting unit has fallen below the carrying value.

Other Intangible Assets

Other intangible assets consist of core deposits and covenants not to compete obtained through acquisitions. Other intangible assets are amortized using various methods over their estimated lives and are periodically evaluated for impairment.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies (Continued)

Accounting for the Impairment of Long-Lived Assets (Continued)

held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Depreciation or amortization is discontinued on long-lived assets classified as held for sale.

Income Taxes

First Commonwealth records taxes in accordance with the asset and liability method utilized by FASB Statement No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence.

Comprehensive Income Disclosures

“Other Comprehensive Income” (comprehensive income, excluding net income) includes the after tax effect of changes in unrealized holding gains and losses on available for sale securities, changes in unrealized gains and losses on derivatives used in cash flow hedging relationships, and changes in the funded status of defined benefit post-retirement benefit plans. Comprehensive income is reported in the accompanying Consolidated Statement of Changes in Shareholders’ Equity.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

Employee Stock Ownership Plan

Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 28 (Unearned ESOP Shares) follows Statement of Position 93-6 (“SOP 93-6”), “Employers Accounting for Employee Stock Ownership Plans,” for ESOP shares acquired after December 31, 1992 (“new shares”). First Commonwealth has elected, as permitted under SOP 93-6, not to adopt this statement for ESOP shares acquired on or before December 31, 1992 (“old shares”).

ESOP shares purchased subject to debt guaranteed by First Commonwealth are recorded as a reduction of common shareholders’ equity by charging unearned ESOP shares. As shares are committed to be released to the ESOP Trust for allocation to plan participants, unearned ESOP shares is credited for the average cost of the shares to the ESOP. Compensation cost recognized for new shares in accordance with the provisions of SOP 93-6 is based upon the fair market value of the shares that are committed to be released. Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP. Compensation cost recognized for old shares committed to be released is recorded at the cost of those shares to the ESOP.

Dividends on both old and new unallocated ESOP shares are used for debt service and are reported as a reduction of debt and accrued interest payable. Dividends on allocated ESOP shares are charged to retained

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies (Continued)

Employee Stock Ownership Plan (Continued)

earnings and allocated or paid to the plan participants. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

Employee Stock Option Plan

On January 1, 2006, First Commonwealth adopted FASB Statement No. 123(R) (“SFAS No. 123(R)”), “Share Based Payment.” SFAS 123(R) requires income statement recognition of the grant date fair value for all share based payments over the vesting period of the grant, net of expected forfeitures. Upon adoption, First Commonwealth elected to use the modified prospective transition method and therefore has not restated prior periods. Under the modified prospective application, compensation cost is recognized for the portion of the outstanding awards granted prior to, but not vested as of January 1, 2006.

First Commonwealth’s stock-based compensation plan expired on October 15, 2005. During 2006, First Commonwealth did not have any outstanding options for which the requisite service had not already been rendered. Therefore, SFAS 123(R) had no effect on First Commonwealth’s Consolidated Statements of Income or the Consolidated Statements of Financial Condition.

Derivative Instruments and Hedging Activities

First Commonwealth accounts for derivative instruments and hedging activities in accordance with FASB Statement No. 133 (“FASB No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. First Commonwealth recognizes all derivatives as either assets or liabilities on the Statements of Financial Condition and measures those instruments at fair value. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. Management has identified potential embedded derivatives in certain loan commitments for residential mortgages where First Commonwealth has intent to sell to an outside investor. Due to the short-term nature of these loan commitments and the minimal historical dollar amount of commitments outstanding, the corresponding impact on First Commonwealth’s financial condition and results of operation has not been material. As of December 31, 2006, First Commonwealth had no freestanding derivative or hedging instruments.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 1—Statement of Accounting Policies (Continued)

Earnings Per Common Share (Continued)

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

Note 2—New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles (“GAAP”). Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 does not expand the use of fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. First Commonwealth does not expect implementation of SFAS 157 to have a material impact on its financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force issued EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a spilt-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 will be effective for fiscal years beginning after December 15, 2007. Management is currently evaluating how the provisions of EITF 06-4 will affect First Commonwealth’s financial condition or results of operations upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R.” Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Effective for fiscal years ending after December 15, 2008, this Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. First Commonwealth’s adoption of SFAS 158 did not have a material impact on its financial condition or results of operations. (see Note 27)

In September 2006, the FASB ratified Emerging Issues Task Force issued EITF 06-5 “Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Effective January 1, 2007, EITF 06-5 explains how to determine “the amount that

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 2—New Accounting Pronouncements (Continued)

could be realized” from a life insurance contract, for purposes of recording the cash surrender value on the balance sheet. It requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered instead of surrendering all policies as a group. Any adjustment to the carrying amount of cash surrender value will be recorded as a direct adjustment to retained earnings and reported as a change in accounting principle. First Commonwealth does not expect implementation of EITF 06-5 to have a material impact on its financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Quantification of Misstatements.” SAB 108 specifies how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 did not have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 applies to all tax positions accounted for in accordance with Statement 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in fiscal years beginning after December 15, 2006. First Commonwealth does not expect implementation of FIN 48 to have a material impact on its financial condition and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” As it states in the title, SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. Unlike APB Opinion No. 20, SFAS 154 requires changes in accounting principle to have retrospective application to the financial statements from prior periods to which the change applies unless it is impracticable. SFAS 154 will be effective for accounting changes and corrections of errors that will be made in fiscal years beginning after December 31, 2005. First Commonwealth’s adoption of SFAS 154 did not have a material impact on its financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 3—Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	December 31, 2006			December 31, 2005			December 31, 2004
	(dollars in thousands)
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$3,031	$(1,061)	$1,970	$(37,000)	$12,950	$(24,050)	$(3,723)	$1,303	$(2,420)
Less: reclassification adjustment for (gains) losses realized in net income	(694)	243	(451)	7,705	(2,697)	5,008	(4,051)	1,418	(2,633)
Less: reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	994	(348)	646	-0-	-0-	-0-	-0-	-0-	-0-
Unrealized gains (losses) on derivatives used in cash flows hedging relationships:
Unrealized holding gains (losses) arising during the period	-0-	-0-	-0-	(946)	331	(615)	(182)	64	(118)

Net unrealized gains (losses)	3,331	(1,166)	2,165	(30,241)	10,584	(19,657)	(7,956)	2,785	(5,171)

Other comprehensive income (loss)	$3,331	$(1,166)	$2,165	$(30,241)	$10,584	$(19,657)	$(7,956)	$2,785	$(5,171)

Accumulated unrealized losses for postretirement obligations at January 1	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Transition obligation	9	(3)	6	-0-	-0-	-0-	-0-	-0-	-0-
Net loss	643	(225)	418	-0-	-0-	-0-	-0-	-0-	-0-

Cumulative effect of change in accounting for postretirement obligations	$652	$(228)	$424	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 4—Supplemental Cash Flow Disclosures

	2006	2005	2004
	(dollars in thousands)
Cash paid during the year for:
Interest	$157,669	$136,367	$110,729
Income taxes	$9,554	$9,040	$6,302
Noncash investing and financing activities:
ESOP loan reductions	$2,000	$1,061	$1,332
ESOP borrowings	$-0-	$8,486	$5,513
Loans transferred to other real estate owned and repossessed assets	$4,909	$5,388	$4,613
Gross increase (decrease) in market value adjustment to securities available for sale	$2,337	$(29,295)	$(7,774)
Gross decrease in market value adjustment to terminated cash flow hedges	$-0-	$(946)	$(182)
Treasury stock reissued for business combination	$203	$203	$203

Note 5—Restructuring Charges

In July 2005, an executive officer of First Commonwealth resigned and executed his right to receive severance under his employment contract. First Commonwealth accrued expenses of $700 thousand related to this contract. These expenses are included as restructuring charges in First Commonwealth’s Consolidated Statements of Income. In addition to payments to the executive, this amount includes First Commonwealth’s portion of hospitalization costs and employer payroll taxes. Under terms of the agreement, payments follow First Commonwealth’s normal payroll cycle for a period of 24 months.

In September 2005, First Commonwealth’s Board of Directors approved a plan to streamline its organizational structure. As part of this plan, on January 1, 2006, First Commonwealth merged its wholly owned subsidiaries First Commonwealth Trust Company, First Commonwealth Systems Corporation, and First Commonwealth Professional Resources, Inc. with and into First Commonwealth Bank, its principal operating subsidiary. The reorganization initiative was part of First Commonwealth’s continuing effort to unify, streamline and simplify its business structure and operations, which has grown principally through 16 mergers and acquisitions during the past 24 years. The simplified structure is intended to expedite strategic business and operational decisions and create a more efficient organization capable of responding more rapidly to evolving and dynamic market conditions. The 2005 period includes one-time termination benefits of $4.7 million related to the reorganization initiative and are included as restructuring charges in First Commonwealth’s Consolidated Statements of Income. These charges represent one-time termination benefits including severance payments, hospitalization costs and payroll taxes for 72 employees whose positions were eliminated as part of the reorganization initiative. No charges related to this plan were recorded in 2006 and none are expected in future periods.

The costs related to First Commonwealth’s management changes and reorganization initiative were recorded in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 5—Restructuring Charges (Continued)

The following is a summary of the 2005 restructuring liability and is included in Other Liabilities on the Consolidated Statements of Financial Condition:

(dollars in thousands)
Restructuring liability as of January 1, 2005	$-0-
Accrual related to management contract	700
Accrual related to reorganization initiative	4,737
One-time benefit payments during 2005	(2,122)

Restructuring liability as of December 31, 2005	$3,315
One-time benefit payments during 2006	(2,880)

Restructuring liability as of December 31, 2006	$435

Note 6—Acquisitions and Dispositions

The following business combination was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company, has been included in First Commonwealth’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

On August 28, 2006, First Commonwealth completed its acquisition of Laurel Capital Group, Inc. (“Laurel Capital”) for a total cost of approximately $56.1 million, which was paid in common stock valued at $39.5 million and $16.6 million in cash. Laurel Capital Group was the holding company for Laurel Savings Bank (“Laurel Savings”) with approximately $314 million in assets and 8 branch offices located in Allegheny and Butler counties in Pennsylvania. First Commonwealth recorded goodwill and core deposit intangibles totaling approximately $37.7 million and $3.5 million, respectively, in the Laurel Capital Group acquisition. Any subsequent adjustments to the fair values or other purchase accounting adjustments, determinable within twelve months from the acquisition dates, would result in adjustments to goodwill.

Note 7—Merger and Integration Charges

During 2004, First Commonwealth recorded merger and integration charges totaling $2.1 million ($1.4 million, net of taxes). The merger and integration charges related to the acquisition of Pittsburgh Financial Corp. (“PFC”) in 2003. The charges included $485 thousand related to the write-off of the unamortized capitalized costs for the subordinated debentures that were previously issued by PFC and were called and paid off in January of 2004. Also included in the merger and integration charges were $1.6 million in salary and benefit severance expenses that were accrued during the first nine months of 2004. The severance costs were for 23 employees whose positions were eliminated as part of the acquisition.

Note 8—Branch Sale

In June 2005, First Commonwealth Bank, a wholly owned subsidiary of First Commonwealth Financial Corporation, sold a branch office located in State College, PA. Under the terms of the purchase and assumption

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 8—Branch Sale (Continued)

agreement, $17.6 million of deposit liabilities associated with the office were sold. The transaction generated a pre-tax gain of approximately $3.1 million ($2.0 million after taxes) that included the premium on deposits and the gain on the sale of premises and equipment.

First Commonwealth Bank completed an additional branch sale transaction in November 2005. Under terms of the purchase and assumption agreement, First Commonwealth Bank sold branch offices located in Huntingdon, Mount Union, Saxton, Three Springs and Williamsburg, PA. Deposit liabilities associated with theses offices amounted to $108.4 million. The transaction generated a pre-tax gain of $8.7 million ($5.7 million after taxes), which includes a premium on deposits and a gain on the sale of premises and equipment. First Commonwealth funded the deposits associated with the branch sale by selling $100 million of U.S. Agency securities with an average yield of 2.53% and an average life of 1.4 years. First Commonwealth incurred a loss from the securities sale of $2.7 million before taxes ($1.8 million after taxes). The gain on the sale of branches and the loss on the sale of securities were included in First Commonwealth’s Consolidated Statements of Income during 2005.

Note 9—Merchant Services Sale

In April 2005, First Commonwealth completed an asset sale and merchant processing alliance with First Data Corporation (“First Data”). Under the terms of the agreement, First Data acquired certain assets of First Commonwealth’s merchant processing business and will provide merchant payment processing services on behalf of First Commonwealth Bank. First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business. The transaction generated a pre-tax gain of approximately $2.0 million that was included in First Commonwealth’s Consolidated Statements of Income during 2005.

Note 10—Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.). Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. First Commonwealth Bank maintained with the Federal Reserve Bank average balances of $1.6 million during 2006 and $1.9 million during 2005.

Note 11—Derivative Instruments

In December 2005, First Commonwealth terminated its three interest rate swaps (“swaps”) that were classified as cash flow hedges. First Commonwealth paid an early termination penalty equal to the market value of the swaps as of the termination date in the amount of $1.1 million. This penalty is being recognized as a reduction of earnings over the original remaining term of the hedged item. The unamortized penalty at December 31, 2006 was $123 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 12—Securities Available For Sale

Below is an analysis of the amortized cost and fair values of securities available for sale at December 31 (dollars in thousands):

	2006					2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$7,889	$-0-	$-0-	$7,889	$30,477	$-0-	$(35)	$30,442
Obligations of U.S. Government Corporations and Agencies:
Mortgage Backed Securities	944,403	1,179	(21,664)	923,918	1,130,425	3,141	(23,774)	1,109,792
Other Agencies	257,449	98	(2,078)	255,469	245,803	-0-	(3,923)	241,880
Obligations of States and Political Subdivisions	217,273	4,482	(115)	221,640	194,305	5,005	(166)	199,144
Corporate Securities	173,066	3,371	(366)	176,071	195,286	5,342	(686)	199,942
Other Mortgage Backed Securities	532	-0-	(10)	522	1,367	-0-	(10)	1,357

Total Debt Securities	1,600,612	9,130	(24,233)	1,585,509	1,797,663	13,488	(28,594)	1,782,557
Equities	55,478	3,742	(39)	59,181	68,062	1,919	(552)	69,429

Total Securities Available for Sale	$1,656,090	$12,872	$(24,272)	$1,644,690	$1,865,725	$15,407	$(29,146)	$1,851,986

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and corporations, mortgage backed securities issued by other organizations and other asset backed securities. These obligations have contractual maturities ranging from less than one year to approximately 27 years and have an anticipated average life to maturity ranging from less than one year to approximately seven years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to ensure that volatility falls within acceptable limits.

The amortized cost and fair market value of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$135,621	$134,607
Due after 1 but within 5 years	133,721	132,797
Due after 5 but within 10 years	40,037	41,273
Due after 10 years	346,298	352,392

	655,677	661,069
Mortgage Backed Securities	944,935	924,440

Total Debt Securities	$1,600,612	$1,585,509

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 12—Securities Available For Sale (Continued)

Gross gains (losses) realized on sales, maturities and other securities transactions related to securities available for sale were as follows:

	For Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Sales transactions:
Gross gains	$84	$469	$4,214
Gross losses	-0-	(8,192)	(302)

	84	(7,723)	3,912

Maturities and other securities transactions:
Gross gains	615	50	176
Gross losses	-0-	-0-	-0-
Other	(2)	-0-	(11)

	613	50	165

Gains (losses) on securities transactions, net	$697	$(7,673)	$4,077

Securities available for sale with an approximate fair value of $1.0 billion were pledged as of December 31, 2006 and 2005, to secure public deposits and for other purposes required or permitted by law.

Note 13—Securities Held to Maturity

Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31 (dollars in thousands):

	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage Backed Securities	$1,321	$20	$-0-	$1,341	$2,478	$58	$-0-	$2,536
Obligations of States and Political Subdivisions	76,905	1,635	-0-	78,540	84,974	2,080	(91)	86,963
Debt Securities Issued by Foreign Governments	275	-0-	-0-	275	305	-0-	-0-	305

Total Securities Held to Maturity	$78,501	$1,655	$-0-	$80,156	$87,757	$2,138	$(91)	$89,804

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 13—Securities Held to Maturity (Continued)

The amortized cost and estimated market value of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Fair Value
Due within 1 year	$1,275	$1,280
Due after 1 but within 5 years	8,958	9,086
Due after 5 but within 10 years	40,868	41,958
Due after 10 years	26,079	26,491

	77,180	78,815
Mortgage Backed Securities	1,321	1,341

Total Debt Securities	$78,501	$80,156

There were no sales of securities held to maturity in 2006, 2005 or 2004.

Securities held to maturity with an amortized cost of $78.0 million and $85.3 million were pledged as of December 31, 2006 and 2005, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 14—Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at December 31, 2006 by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
U.S. Government Corporations and Agencies	24,805	(195)	205,891	(1,883)	230,696	(2,078)
U.S. Government Agency CMO and MBS	173,507	(697)	661,513	(20,968)	835,020	(21,665)
Corporate Securities	41,674	(104)	13,944	(261)	55,618	(365)
Municipal Securities	14,039	(106)	692	(9)	14,731	(115)
Other Mortgage Backed Securities	-0-	-0-	522	(10)	522	(10)

Total Debt Securities	254,025	(1,102)	882,562	(23,131)	1,136,587	(24,233)
Equities	450	(21)	138	(18)	588	(39)

Total Securities	$254,475	$(1,123)	$882,700	$(23,149)	$1,137,175	$(24,272)

At December 31, 2006, 98.3% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government sponsored agencies and investment grade municipalities. Corporate fixed income and asset backed securities comprised 1.5% of the unrealized losses and equity securities accounted for the remaining .2%. The corporate fixed income securities consist of ten issues by financial services companies and four trust preferred pools structured from issuers from the financial services industry. Three of the issues are non-rated and have unrealized losses of $20 thousand or .08% of the total. A total of 240 positions of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 14—Other Than Temporary Impairment of Investments (Continued)

the total fixed income securities have an unrealized loss and none individually has an unrealized loss of more than 8% of its respective amortized cost basis. The unrealized losses in the equity securities category consist of two issues and only one security has been at a loss for more than twelve months. Management does not believe any individual loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer. Management has both the intent and ability to hold the securities represented in the table for a time necessary to recover the amortized cost.

The following table presents the gross unrealized losses and fair values at December 31, 2005 by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$2,954	$(35)	$-0-	$-0-	$2,954	$(35)
U.S. Government Corporations and Agencies	118,692	(1,483)	123,188	(2,440)	241,880	(3,923)
U.S. Government Agency CMO and MBS	365,136	(5,891)	482,786	(17,883)	847,922	(23,774)
Corporate Securities	25,257	(367)	25,828	(319)	51,085	(686)
Municipal Securities	28,318	(237)	681	(20)	28,999	(257)
Other Mortgage Backed Securities	1,357	(10)	-0-	-0-	1,357	(10)

Total Debt Securities	541,714	(8,023)	632,483	(20,662)	1,174,197	(28,685)
Equities	5,300	(552)	-0-	-0-	5,300	(552)

Total Securities	$547,014	$(8,575)	$632,483	$(20,662)	$1,179,497	$(29,237)

Note 15—Loans

Loans at year end were divided among these general categories:

	December 31,
	2006	2005
	(dollars in thousands)
Commercial, financial, agricultural and other	$861,427	$729,962
Real estate loans:
Construction and land development	92,192	78,279
1-4 family dwellings	1,346,503	1,213,223
Other real estate loans	935,635	987,798
Loans to individuals for household, family and other personal expenditures	547,253	610,648
Leases, net of unearned income	864	4,468

Subtotal	3,783,874	3,624,378
Unearned income	(57)	(119)

Total loans and leases	$3,783,817	$3,624,259

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 15—Loans (Continued)

Most of First Commonwealth’s business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 2006 and 2005, there were no significant concentrations of credit.

The following table identifies nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due as to principal and interest payments and still accruing at December 31:

	2006	2005
	(dollars in thousands)
Loans on nonaccrual basis	$12,043	$11,391
Troubled debt restructured loans	160	173

Total nonperforming loans	$12,203	$11,564

Loans past due in excess of 90 days and still accruing	$13,051	$13,977

Note 16—Allowance for Credit Losses

The following table illustrates the changes in First Commonwealth’s allowance for credit losses during the periods presented:

	2006	2005	2004
	(dollars in thousands)
Allowance at January 1	$39,492	$41,063	$37,385
Additions:
Recoveries of previously charged off loans	1,483	1,247	1,237
Provisions charged to operating expense	11,544	8,628	8,070
From acquisition	1,979	-0-	4,983
Deductions:
Loans charged off	10,463	11,446	10,612
Credit losses on loans transferred to held for sale	1,387	-0-	-0-

Allowance at December 31	$42,648	$39,492	$41,063

Relationship to impaired loans:

	2006	2005	2004
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$12,203	$11,564	$10,915
Average balance of impaired loans for the year	$13,840	$11,895	$12,601
Allowance for credit losses related to impaired loans	$2,395	$1,474	$2,252
Impaired loans with an allocation of the allowance for credit losses	$6,958	$5,276	$6,500
Impaired loans with no allocation of the allowance for credit losses	$5,245	$6,288	$4,415
Income recorded on impaired loans on a cash basis	$706	$506	$307

Note 17—Variable Interest Entities

In December 2003, the FASB issued FIN 46R. As defined by FIN 46R, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 17—Variable Interest Entities (Continued)

voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $4.1 million, which consists of the limited partnership investments as of December 31, 2006. Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses are recognized as incurred.

Note 18—Commitments and Letters of Credit

First Commonwealth is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract or notional amount of those instruments reflects the extent of involvement that First Commonwealth has in particular classes of financial instruments.

As of December 31, 2006 and 2005, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 11 (Derivative Instruments) for a description of interest rate swaps.

First Commonwealth’s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit written is represented by the contract or notional amount of those instruments. First Commonwealth uses the same credit policies in making these commitments and conditional obligations.

The following table identifies the notional amount of those instruments at December 31:

	2006	2005
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,032,563	$889,489
Standby letters of credit	$80,520	$73,611
Commercial letters of credit	$-0-	$164

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Commonwealth evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 18—Commitments and Letters of Credit (Continued)

obtained, if deemed necessary by First Commonwealth upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral that is held varies but may include accounts receivable, inventory, property, plant and equipment, residential and income-producing commercial properties.

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

Current notional amounts outstanding at December 31, 2006, for financial standby letters of credit and performance standby letters of credit include amounts of $16.3 million and $3.4 million, respectively, issued during 2006 and subject to the provisions of FIN 45. There is currently no liability recorded on First Commonwealth’s statements of financial condition related to these letters of credit.

Note 19—Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	December 31,
		2006	2005
		(dollars in thousands)
Land	Indefinite	$12,092	$10,479
Buildings and improvements	10-50 Years	73,022	64,719
Leasehold improvements	5-40 Years	13,778	12,899
Furniture and equipment	3-10 Years	76,676	70,461
Software	3-7 Years	20,963	19,701

Subtotal		196,531	178,259
Less accumulated depreciation and amortization		127,630	117,399

Total premises and equipment		$68,901	$60,860

Depreciation and amortization related to premises and equipment included in non-interest expense for the years ended December 31, 2006, 2005, and 2004 amounted to $8.3 million, $8.6 million, and $8.0 million, respectively.

First Commonwealth leases various premises and assorted equipment under non-cancelable agreements. Total future minimal rental commitments at December 31, 2006, were as follows:

	Premises	Equipment
	(dollars in thousands)
2007	$2,736	$573
2008	2,601	522
2009	2,273	391
2010	2,048	9
2011	2,013	-0-
Thereafter	20,704	-0-

Total	$32,375	$1,495

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 19—Premises and Equipment (Continued)

Included in the lease commitments above is $744 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction began in 2005 and resulted in a gain of $297 thousand on the sale of a branch being recognized over the 15 year lease term through 2020.

Under the terms of various lease agreements, increases in utilities and taxes may be passed on to the lessee. Such adjustments are not reflected in the above table. However, certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor’s cost of operating the facility, which are included in the minimum lease commitments. Total lease expense amounted to $4.0 million in 2006, $3.0 million in 2005, and $3.2 million in 2004.

Note 20—Goodwill and Other Amortizing Intangible Assets

Under the provision of SFAS No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangible assets were incurred in 2006, 2005 and 2004.

The following table presents the changes in the carrying amount of goodwill as of December 31:

	2006	2005
	(dollars in thousands)
Balance at beginning of period	$122,702	$122,702
Goodwill from business combination	37,664	-0-

Balance at end of period	$160,366	$122,702

The following table summarizes other intangible assets as of December 31:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2006
Core deposits	$22,470	$(6,282)	$16,188
Other	725	(44)	681

Total other intangible assets	$23,195	$(6,326)	$16,869

December 31, 2005
Core deposits	$18,970	$(3,719)	$15,251
Other	-0-	-0-	-0-

Total other intangible assets	$18,970	$(3,719)	$15,251

Core deposits are amortized over their expected life using various methods and have a weighted average amortization period of approximately nine (9) years. Other intangible assets consist of covenants not to compete

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 20—Goodwill and Other Amortizing Intangible Assets (Continued)

and are amortized over their expected life using a straight-line method and have a weighted average amortization period of approximately two (2) years. First Commonwealth recognized amortization expense on other intangible assets of $2.6 million, $2.3 million, and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The following presents the estimated amortization expense of other intangible assets:

	Core Deposits	Other
	(dollars in thousands)
2007	$3,112	$317
2008	2,936	272
2009	2,733	92
2010	2,031	-0-
2011	1,534	-0-
Thereafter	3,842	-0-

Total	$16,188	$681

Note 21—Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

	2006	2005
	(dollars in thousands)
Interest-bearing demand deposits	$105,073	$94,325
Savings deposits	1,597,974	1,661,482
Time deposits	2,100,942	1,749,101

Total interest-bearing deposits	$3,803,989	$3,504,908

Interest-bearing deposits at December 31, 2006 and 2005, include allocations from NOW and Super NOW accounts of $497.3 million and $463.9 million, respectively, into Savings and MMDA accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2006 and 2005, were certificates of deposit in denominations of $100 thousand or more of $792.8 million and $607.9 million, respectively.

Interest expense related to $100 thousand or greater certificates of deposit amounted to $33.9 million in 2006, $20.1 million in 2005 and $15.7 million in 2004.

Included in time deposits at December 31, 2006, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2007	$1,568,489
2008	312,321
2009	84,150
2010	70,038
2011 and thereafter	65,944

Total	$2,100,942

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 22—Short-term Borrowings

Short-term borrowings at December 31 were as follows (dollars in thousands):

	2006			2005			2004
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Federal funds purchased	$89,200	$66,197	5.08%	$40,525	$56,213	3.38%	$35,750	$81,972	1.46%
Borrowings from FHLB	6,220	49,916	4.96%	150,000	137,692	3.25%	340,000	230,204	1.75%
Securities sold under agreements to repurchase	363,007	360,446	4.19%	348,391	431,696	2.90%	477,562	466,380	1.38%
Treasury, tax and loan note option	41,587	91,768	4.91%	126,749	171,547	3.16%	93,162	18,035	1.65%

Total	$500,014	$568,327	4.48%	$665,665	$797,148	3.05%	$946,474	$796,591	1.51%

Maximum total at any month-end	$682,263			$943,447			$1,015,881

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2006	2005	2004
	(dollars in thousands)
Federal funds purchased	$3,360	$1,900	$1,199
Borrowings from FHLB	2,474	4,474	4,040
Securities sold under agreements to repurchase	15,107	12,514	6,452
Treasury, tax and loan note option	4,507	5,417	298

Total interest on short-term borrowings	$25,448	$24,305	$11,989

Note 23—Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

	2006		2005
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Subordinated Debentures:
Owed to First Commonwealth Capital Trust I and due 2029	$36,083	9.50%	$36,083	9.50%
Owed to First Commonwealth Capital Trust II and due 2034	30,929	LIBOR+2.85%	30,929	LIBOR+2.85%
Owed to First Commonwealth Capital Trust III and due 2034	41,238	5.888%	41,238	5.888%

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$108,250		$108,250

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 23—Subordinated Debentures (Continued)

First Commonwealth has established three trusts, First Commonwealth Capital Trust I, First Commonwealth Capital Trust II, and First Commonwealth Capital Trust III, of which 100% of the common equity is owned by First Commonwealth. The trusts were formed for the purpose of issuing company obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debt securities (“subordinated debentures”) of First Commonwealth. The subordinated debentures held by each trust are the sole assets of the trust.

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

Subject to regulatory approval, First Commonwealth may also redeem the debentures prior to April 7, 2009, within 90 days following the occurrence of certain tax or bank regulatory events at a special redemption price that is greater than 100%. Deferred issuance costs of $630 thousand are being amortized on a straight-line basis over the term of the securities.

Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of LIBOR plus 2.85% which is reset quarterly. First Commonwealth may redeem the debentures, in whole or in part, at its option on or after January 23, 2009, at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Subject to regulatory approval, First Commonwealth may also redeem the debentures prior to January 23, 2009, within 90 days following the occurrence of certain tax or bank regulatory events at a special redemption price that is greater than 100%. Deferred issuance costs of $471 thousand are being amortized on a straight-line basis over the term of the securities.

The subordinated debentures issued to First Commonwealth Capital Trust I have the same economic terms as the capital securities issued by the trust. The trust will redeem all of the outstanding capital securities when the debentures are paid at maturity. Subject to regulatory approvals, First Commonwealth may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.75% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on September 1, 2019, plus accrued and unpaid interest to the date of the redemption. First Commonwealth may also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax or bank regulatory events, subject to regulatory approval. Deferred issuance costs of $996 thousand are being amortized on a straight-line basis over the term of the securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 24—Other Long-term Debt

Other long-term debt at December 31 follows (dollars in thousands):

	2006			2005
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
ESOP loan due:
December 2012	$11,600	LIBOR+1.17%	LIBOR+1.17%	$13,600	LIBOR+1.25%	LIBOR+1.25%
Repos due:
2008	20,825	5.51%	2.46%	21,405	5.51%	2.46%
Borrowings from FHLB due:
2006	-0-	0.00%	0.00%	40,751	3.49%	3.02%
2007	51,167	3.77%	3.34%	66,158	3.94%	3.56%
2008	76,291	5.45%	3.49%	87,957	5.35%	3.49%
2009	200,512	4.22%	3.65%	216,783	4.26%	3.65%
2010	91,278	5.37%	3.60%	147,574	5.13%	4.01%
2011	25,225	5.24%	3.99%	58,538	4.95%	3.99%
2014	8,272	5.41%	3.79%	16,323	5.41%	4.58%
2016	-0-	0.00%	0.00%	1,538	5.65%	5.65%
2017	-0-	0.00%	0.00%	5,676	6.17%	6.17%
2019	-0-	0.00%	0.00%	7,132	5.72%	5.72%
2020	-0-	0.00%	0.00%	761	7.37%	7.37%
2022	-0-	0.00%	0.00%	7,298	5.90%	5.90%

Total	$485,170			$691,494

The weighted-average contractual rate reflects the rate due to creditors. The weighted-average effective rate of long-term debt in the schedule above include the effect of purchase accounting valuation adjustments that were recorded in connection with prior business combinations.

FHLB advances in the amount of $192.6 million are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR. Advances in the amount of $160.0 million at 6% strike and $15.0 million at 7.5% strike are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR. Should the FHLB elect to convert an advance to a floating rate First Commonwealth has the right to pay off the advance without penalty. In 2006, FHLB advances in the amount of $102.5 million were converted by the issuer pursuant to terms of the advance and simultaneously paid off.

All Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage-backed securities, with an aggregate statutory value equal to the amount of the above borrowings, has been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from this note, but are described in Note 23 (Subordinated Debentures).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 24—Other Long-term Debt (Continued)

Scheduled loan payments for other long-term debt are summarized below:

	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in thousands)
Long-term debt payments	$58,221	$101,597	$189,714	$88,700	$26,100	$9,100	$473,432
Purchase valuation amortization	$4,753	$3,616	$2,170	$807	$124	$268	$11,738

The amounts on the purchase valuation amortization row in the table above include fair market adjustments from prior business combinations.

Note 25—Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2006:

	Shares Issued	Shares in Treasury
	(dollars in thousands)
Balance, December 31, 2003	63,704,445	2,992,425
Effect of stock incentive plan, net	-0-	(906,494)
Shares reissued to fund business combination*	-0-	(16,107)
Shares issued in acquisition	8,274,123	39,836

Balance, December 31, 2004	71,978,568	2,109,660
Effect of stock incentive plan, net	-0-	(492,137)
Shares reissued to fund business combination*	-0-	(16,871)

Balance, December 31, 2005	71,978,568	1,600,652
Effect of stock incentive plan, net	-0-	(399,727)
Shares reissued to fund business combination*	-0-	(16,871)
Shares issued in acquisition	3,121,863	-0-

Balance, December 31, 2006	75,100,431	1,184,054

*	Treasury shares were reissued to fund the business combination with Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. that took place in 2002.

Note 26—Income Taxes

The income tax provision consists of:

	2006	2005	2004
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$11,510	$15,836	$4,138
Securities transactions	245	(2,686)	1,427

Total current tax provision	11,755	13,150	5,565
Benefit of operating loss carryforwards	(919)	(603)	(474)
Deferred tax provision (benefit)	(1,807)	710	(1,384)

Total tax provision	$9,029	$13,257	$3,707

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 26—Income Taxes (Continued)

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, 2006 and 2005, were as follows:

	2006	2005
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$14,612	$13,483
Postretirement benefits other than pensions	1,126	1,157
Unfunded postretirement obligation	228	-0-
Basis difference in assets acquired	2,425	3,921
Severance expense	627	1,570
Net operating loss carryforward from acquisition	225	699
Alternative minimum tax credit carryforward	4,943	3,604
Other tax credit carryforward	1,043	271
Deferred compensation	1,151	989
Unrealized loss on securities available for sale	3,990	4,809
Other	896	1,314

Total deferred tax assets	31,266	31,817
Deferred tax liabilities:
Accumulated accretion of bond discount	(173)	(122)
Lease financing deduction	(254)	(1,245)
Loan origination fees and costs	(850)	(1,650)
Accumulated depreciation	(55)	(687)
Other	(971)	(709)

Total deferred tax liabilities	(2,303)	(4,413)

Net deferred tax asset	$28,963	$27,404

A net operating loss carryforward from acquisition of $643 thousand is remaining at December 31, 2006. This carryforward expires in 2023. A tax credit carryforward of $1.0 million is remaining as of December 31, 2006, and expires in 2021. An AMT tax credit of $4.9 million is remaining as of December 31, 2006 with an indefinite expiration life. The deferred tax asset balance includes net deferred tax assets from the Laurel acquisition totaling $2.1 million. Management believes that it is more likely than not the results of future operations will generate sufficient taxable income to realize its net deferred tax assets.

The total tax provision for financial reporting differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. The differences are as follows (dollars in thousands):

	2006		2005		2004
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax at statutory rate	$21,694	35.0	$24,882	35.0	$14,826	35.0
Increase (decrease) resulting from:
Income from bank owned life insurance	(2,010)	(3.2)	(1,887)	(2.7)	(1,805)	(4.2)
Other nontaxable interest	(8,635)	(13.9)	(8,206)	(11.5)	(7,364)	(17.4)
Tax credits	(909)	(1.5)	(958)	(1.3)	(1,428)	(3.4)
Other	(1,111)	(1.8)	(574)	(0.8)	(522)	(1.2)

Total tax provision	$9,029	14.6	$13,257	18.7	$3,707	8.8

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 27—Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan (“ESOP”). Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt with the offset as a reduction of common shareholders’ equity. Compensation costs related to the plan were $2.2 million in 2006, $1.4 million in 2005 and $1.4 million in 2004. See Note 28 (Unearned ESOP Shares) for additional information on the ESOP.

First Commonwealth also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Under the terms of the plan, each participant will receive an automatic employer contribution to the plan in an amount equal to 3% of compensation. Each participating employee may contribute up to 80% of compensation to the plan of which up to 4% is matched 100% by the employer’s contribution. The 401(k) plan expense was $3.1 million in 2006, $3.1 million in 2005, and $3.0 million in 2004.

First Commonwealth maintained a Supplemental Executive Retirement Plan or SERP to provide deferred compensation for a select group of management. The purpose of this plan is to restore some of the benefits lost by the highly compensated employees compared to other employees due to limits and restrictions incorporated into First Commonwealth’s 401(k) and ESOP plans. First Commonwealth’s 401(k) and ESOP plans include restrictions on maximum compensation, actual deferral percentage, actual contribution, maximum contribution and maximum salary reduction which are required in order to meet specific legal requirements.

Participants in the SERP may elect to contribute up to 25% of compensation (compensation in excess of limits of First Commonwealth’s 401(k) and ESOP plans) into the SERP, through salary reductions. First Commonwealth will make an elective contribution to the SERP equal to the elective deferred compensation of the participant for the plan year. Each participant of the SERP will also receive a matching contribution equal to 100% of the employee’s elective contribution up to 4%, and an additional non-elective contribution from the employer equal to 8% of plan compensation. In addition, First Commonwealth may make an extra non-elective contribution for plan participants.

The SERP will continue to supplement First Commonwealth’s 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. The SERP plan expense was $431 thousand in 2006, $457 thousand in 2005, and $418 thousand in 2004.

Postretirement Benefits other than Pensions from prior acquisitions

Employees from former acquisitions were covered by postretirement benefit plans which provide medical, health, and life insurance coverage. The measurement date for these plans was October 1.

Net periodic benefit cost of these plans and the discount rate used to determine net periodic cost for the years ended December 31 were as follows:

	2006	2005	2004
	(dollars in thousands)
Service cost	$-0-	$-0-	$-0-
Interest cost on projected benefit obligation	244	220	308
Amortization of transition obligation	2	2	2
Loss (gain) amortization	63	(1)	84

Net periodic benefit cost	$309	$221	$394

Discount rate	5.50%	6.00%	6.25%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 27—Retirement Plans (Continued)

Postretirement Benefits other than Pensions from prior acquisitions (Continued)

The following table sets forth the funded status of the plans and the amounts recognized on First Commonwealth’s Consolidated Statements of Financial Condition as of December 31:

	2006	2005
	(dollars in thousands)
Accumulated postretirement benefit obligation:
Retirees	$3,869	$4,607
Actives	-0-	-0-

Total accumulated postretirement benefit obligation	3,869	4,607
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	3,869	4,607
Unrecognized transition obligation	-0-	(11)
Unrecognized net loss	-0-	(1,290)

Accrued benefit liability recognized on the statements of financial condition	$3,869	$3,306

Amounts recognized in accumulated other comprehensive income, net of tax as of December 31, 2006 follows:
Net loss	$418
Transition obligation	6

Total	$424

As of December 31, 2005, there were no amounts recognized in accumulated other comprehensive income for the plans.

The following table sets forth the change in benefit obligation:

	2006	2005
	(dollars in thousands)
Benefit obligation at beginning of year	$4,607	$3,784
Interest cost	244	220
Benefit payments	(398)	(376)
Actuarial (gain) loss	(584)	979

Benefit obligation at end of year	$3,869	$4,607

The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 6.00% for 2006 and 5.50% for 2005. The health care cost trend rates used for 2006 were projected at an initial rate of 11.00% for 2007 decreasing over time to an annual rate of 4.75% in 2014 for both indemnity plan participants and non-indemnity plan participants. For 2005, rates used were projected at an initial rate of 8.50% for 2006 decreasing over time to an annual rate of 4.75% in 2013 for both indemnity plan participants and non-indemnity plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The postretirement plans of First Commonwealth are provided through insurance coverage; therefore, First

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 27—Retirement Plans (Continued)

Postretirement Benefits other than Pensions from prior acquisitions (Continued)

Commonwealth will not receive a direct federal subsidy. The preceding measures of the accumulated postretirement benefit cost assume that First Commonwealth will not receive the subsidy due to the relatively small number of retirees.

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$14	$(13)
Effect on postretirement benefit obligation	$192	$(175)

As of December 31, 2006, the projected benefit payments for the next ten years are as follows:

(dollars in thousands)	Projected Benefit Payments
2007	$476
2008	$488
2009	$445
2010	$433
2011	$400
2012-2016	$1,593

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2007 are as follows (dollars in thousands):

Postretirement Benefits
Net loss	$22
Transition obligation	2

Total	$24

The incremental effect of applying SFAS 158 on individual line items in the Consolidated Statements of Financial Position at December 31, 2006 follows:

	Before application of SFAS 158	Reclassifications	After application of SFAS 158
	(dollars in thousands)
Other assets	$235,566	$228	$235,794
Total assets	$6,043,688	$228	$6,043,916
Other liabilities	$52,029	$652	$52,681
Total liabilities	$5,471,903	$652	$5,472,555
Accumulated other comprehensive income	$(7,490)	$(424)	$(7,914)
Total stockholders’ equity	$571,785	$(424)	$571,361

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 28—Unearned ESOP Shares

First Commonwealth’s ESOP borrowed funds which were guaranteed by First Commonwealth. The balance of the ESOP related loans was $11.6 million at December 31, 2006 and $13.6 million at December 31, 2005.

The loans have been recorded as long-term debt in the Consolidated Statements of Financial Condition. A like amount of unearned ESOP shares was recorded as a reduction of shareholders’ equity. Unearned ESOP shares, included as a component of shareholders’ equity, represent First Commonwealth’s prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the debt is reduced. The initial ESOP loan was paid off during 2005 and the remaining loan is scheduled to be repaid over the next six years. Payments will be made from contributions to the ESOP by First Commonwealth and from dividends on unallocated ESOP shares.

The following is an analysis of ESOP shares held in suspense:

See Note 1 (Statement of Accounting Policies) for the definition of “old shares” and “new shares.”

	Total	Old Shares	New Shares
Shares in suspense December 31, 2004	473,116	14,147	458,969
Shares allocated during 2005	(111,776)	(14,147)	(97,629)
Shares acquired during 2005	625,918	-0-	625,918

Shares in suspense December 31, 2005	987,258	-0-	987,258

Shares allocated during 2006	(166,420)	-0-	(166,420)
Shares acquired during 2006	-0-	-0-	-0-

Shares in suspense December 31, 2006	820,838	-0-	820,838

The fair market value of the new shares remaining in suspense was approximately $11.0 million at December 31, 2006.

Interest on ESOP loans was $812 thousand in 2006, $511 thousand in 2005 and $142 thousand in 2004. During 2006, 2005 and 2004, dividends on unallocated shares in the amount of $690 thousand, $514 thousand and $195 thousand, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 29—Stock Option Plan

First Commonwealth’s stock based compensation plan expired on October 15, 2005, and is described below. All of the exercise prices and related number of shares have been adjusted to reflect historical stock splits. The plan permitted the Executive Compensation Committee to grant options for up to 4.5 million shares of First Commonwealth’s common stock through October 15, 2005.

The vesting requirements and terms of options granted were at the discretion of the Executive Compensation Committee. Options granted in 2004 and 2005 vested in the year granted. All options expire ten years from the grant date. All equity compensation plans were approved by security holders.

Prior to January 1, 2006, First Commonwealth had elected, as permitted by SFAS No. 123R, to apply APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost was

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 29—Stock Option Plan (Continued)

recognized for its stock options prior to January 1, 2006. Had compensation cost for First Commonwealth’s stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123R, First Commonwealth’s net income and earnings per share would have been reduced to the pro forma amounts shown below:

	December 31
	2006	2005	2004
	(dollars in thousands)
Net income, as reported	$52,954	$57,836	$38,652
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	-0-	(43)	(38)

Pro forma net income	$52,954	$57,793	$38,614

Earnings per share:
Basic—as reported	$0.75	$0.83	$0.59

Basic—pro forma	$0.75	$0.83	$0.59

Diluted—as reported	$0.74	$0.83	$0.58

Diluted—pro forma	$0.74	$0.83	$0.58

First Commonwealth’s plan expired on October 15, 2005, therefore, there were no stock options granted in 2006. The weighted-average grant-date fair value of stock options granted during 2005 and 2004 was $2.44 and $2.45, respectively. The fair value of each option granted was estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:

	2006	2005		2004
Dividend yield	n/a	4.54%	per annum	4.44%	per annum
Expected volatility	n/a	23.1%		23.2%
Risk-free interest rate	n/a	4.2%		4.1%
Expected option life	n/a	7.0	years	7.0	years

A summary of the status of First Commonwealth’s outstanding stock options as of December 31, 2006, 2005, and 2004 and changes for the years ended on those dates is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,164,421	$10.63	2,682,938	$10.61	2,965,727	$11.51
Converted options at merger	-0-	$0.00	-0-	$0.00	611,962	$6.24
Granted	-0-	$0.00	27,000	$14.55	24,000	$14.41
Exercised	(399,727)	$8.69	(492,137)	$10.26	(906,494)	$10.68
Forfeited	(37,156)	$14.16	(53,380)	$14.69	(12,257)	$12.54

Outstanding at end of year	1,727,538	$11.01	2,164,421	$10.63	2,682,938	$10.61

Exercisable at end of year	1,727,538	$11.01	2,164,421	$10.63	2,682,938	$10.61

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 29—Stock Option Plan (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/06	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable At 12/31/06	Weighted- Average Exercise Price
$5.14-$8.99	290,167	5.3	$6.48	290,167	$6.48
$9.00-$9.99	71,325	4.9	$9.30	71,325	$9.30
$10.00-$10.99	190,455	4.2	$10.74	190,455	$10.74
$11.00-$11.99	598,847	3.8	$11.49	598,847	$11.49
$12.00-$15.00	576,744	4.6	$13.09	576,744	$13.09

Total	1,727,538	4.4	$11.01	1,727,538	$11.01

Note 30—Contingent Liabilities

There are no material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.

Note 31—Related Party Transactions

Some of First Commonwealth’s directors, executive officers, principal shareholders and their related interests had transactions with the subsidiary bank in the ordinary course of business. All deposit and loan transactions were made on substantially the same terms, such as collateral and interest rates, as those prevailing at the time for comparable transactions. In the opinion of management, these transactions do not involve more than the normal risk of collectibility nor do they present other unfavorable features. It is anticipated that further such transactions will be made in the future.

The following is an analysis of loans to those parties whose aggregate loan balances exceeded $60 thousand during 2006:

(dollars in thousands)
Balances December 31, 2005	$7,373
Advances	3,336
Repayments	(7,102)
Other	421

Balances December 31, 2006	$4,028

“Other” primarily reflects the change in those classified as a “related party” usually as a result of mergers, restructuring, resignations or retirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 32—Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all financial institutions by banking regulators. At December 31, 2006, dividends from subsidiary banks were restricted not to exceed $83.4 million. These restrictions have not had, and are not expected to have, a significant impact on First Commonwealth’s ability to meet its cash obligations.

First Commonwealth is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Commonwealth’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Commonwealth and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of First Commonwealth’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

First Commonwealth’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2006, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2006, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized, the bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below.

	Actual		Regulatory Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2006

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$549,686	12.5%	$351,799	8.0%	N/A	N/A
First Commonwealth Bank	$519,235	11.9%	$348,425	8.0%	$435,531	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$507,039	11.5%	$175,900	4.0%	N/A	N/A
First Commonwealth Bank	$476,588	10.9%	$174,212	4.0%	$261,319	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$507,039	8.6%	$176,054	3.0%	N/A	N/A
First Commonwealth Bank	$476,588	8.2%	$174,636	3.0%	$291,060	5.0%

As of December 31, 2005

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$537,236	12.7%	$339,562	8.0%	N/A	N/A
First Commonwealth Bank	$484,712	11.6%	$335,583	8.0%	$419,479	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$497,745	11.7%	$169,781	4.0%	N/A	N/A
First Commonwealth Bank	$445,220	10.6%	$167,792	4.0%	$251,687	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$497,745	8.4%	$178,011	3.0%	N/A	N/A
First Commonwealth Bank	$445,220	7.6%	$176,341	3.0%	$293,902	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 33—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition

	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash	$318	$448
Securities available for sale	6,897	27,488
Loans to affiliated parties	299	341
Investment in subsidiaries	665,830	600,452
Investment in unconsolidated subsidiary trusts	3,308	3,306
Investment in jointly-owned company	6,804	6,436
Premises and equipment	5,713	5,846
Dividends receivable from subsidiaries	5,236	2,514
Receivable from subsidiaries	225	5,098
Other assets	12,678	7,603

Total assets	$707,308	$659,532

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$3,531	$4,673
Dividends payable	12,566	11,964
Loans payable	11,600	13,600
Subordinated debentures payable	108,250	108,250
Shareholders’ equity	571,361	521,045

Total liabilities and shareholders’ equity	$707,308	$659,532

Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Interest and dividends	$56	$34	$50
Dividends from subsidiaries	54,547	61,624	83,715
Interest expense	(9,233)	(8,383)	(7,405)
Net securities gains	-0-	-0-	84
Other income	-0-	1	59
Operating expenses	(12,229)	(13,977)	(12,778)

Income before taxes and equity in undistributed earnings of subsidiaries	33,141	39,299	63,725
Applicable income tax benefits	8,503	8,161	7,439

Income before equity in undistributed earnings of subsidiaries	41,644	47,460	71,164
Equity in undistributed earnings (loss) of subsidiaries	11,310	10,376	(32,512)

Net income	$52,954	$57,836	$38,652

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 33—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Operating Activities
Net income	$52,954	$57,836	$38,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	496	458	432
Net gains on sale of assets	-0-	-0-	(84)
Decrease (increase) in income taxes payable	(1,631)	5,053	(4,600)
Undistributed equity in subsidiaries	(11,310)	(15,076)	32,512
Other net	(4,412)	(1,017)	3,006
Stock option tax benefit	408	462	1,239

Net cash provided by operating activities	36,505	47,716	71,157

Investing Activities
Transactions with securities available for sale:
Purchases	(6,895)	(27,481)	(91,587)
Proceeds from maturities and redemptions	27,500	20,550	104,058
Net change in loans to affiliated parties	42	46	52
Purchases of premises and equipment	(257)	(465)	(162)
Acquisition, net of cash received	(15,961)	-0-	-0-
Changes in receivable from and net investment in subsidiary	4,874	935	(82,284)

Net cash provided (used) by investing activities	9,303	(6,415)	(69,923)

Financing Activities
Issuance of subordinated debentures	-0-	-0-	41,238
Issuance of other long-term debt	-0-	803	3,486
Repayment of subordinated debentures	-0-	-0-	(9,794)
Repayment of other long-term debt	-0-	(803)	(3,486)
Discount on dividend reinvestment plan purchases	(903)	(891)	(816)
Treasury stock reissued	3,472	5,050	9,679
Cash dividends paid	(48,507)	(46,193)	(41,736)

Net cash used by financing activities	(45,938)	(42,034)	(1,429)

Net decrease in cash	(130)	(733)	(195)
Cash at beginning of year	448	1,181	1,376

Cash at end of year	$318	$448	$1,181

Cash dividends declared per common share were $0.680, $0.665, and $0.645 for 2006, 2005 and 2004, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 33—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

During 2006 and 2004, dividends from subsidiaries included special dividends of $3.0 million and $29.5 million that were received from FraMal Holdings Corporation, a wholly owned subsidiary. During 2005, dividends from subsidiaries included a special dividend-in-kind in the amount of $4.7 million, which was received in the form of investment securities. Dividends from subsidiaries for 2004 included a special dividend in the amount of $7.6 million that was received from First Commonwealth Bank, a wholly owned subsidiary. After distribution of the special dividend, which was within guidelines established by the banking regulators, First Commonwealth Bank remained classified as a well-capitalized institution.

During 2004, the ESOP obtained a $14.0 million line of credit from an unrelated financial institution. The line of credit was used to purchase stock in 2004 and 2005 for the ESOP and is guaranteed by First Commonwealth. During 2005 and 2004, $8.5 million and $5.5 million, respectively, were borrowed on the line. There were no borrowings on the line during 2006. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders’ equity. (see Note 28)

As of December 31, 2006, the parent company had a line of credit to be used for general operating cash flows. The line of credit was with an unrelated financial institution for $15.0 million, and as of December 31, 2006, had no amounts outstanding.

Note 34—Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 2006 and 2005, as required by Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”). Such information, which pertains to First Commonwealth’s financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of First Commonwealth. It is First Commonwealth’s general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, First Commonwealth had to use significant estimates and present value calculations to prepare this disclosure.

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

The following methods and assumptions were used by First Commonwealth in estimating financial instrument fair values:

Cash and short-term instruments: The carrying amounts for cash and short-term instruments approximate the estimated fair values of such assets.

Securities: Fair values for securities held to maturity and securities available for sale are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and 2004

Note 34—Fair Values of Financial Instruments (Continued)

prices of comparable instruments. The carrying value of nonmarketable equity securities, such as Federal Home Loan Bank stock, is considered a reasonable estimate of fair value.

Loans: The estimated fair values of all loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Loans held for sale: The carrying amounts approximate the estimated fair value.

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of such cash flows, fair values were not estimated for these instruments for both periods.

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

Long-term debt: The fair value of long-term debt is estimated by discounting the future cash flows using First Commonwealth’s estimated incremental borrowing rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31, 2006 and 2005:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$95,134	$95,134	$84,555	$84,555
Interest-bearing bank deposits	$985	$985	$473	$473
Federal funds sold	$-0-	$-0-	$1,575	$1,575
Securities available for sale	$1,644,690	$1,644,690	$1,851,986	$1,851,986
Securities held to maturity	$78,501	$80,156	$87,757	$89,804
Net Loans	$3,741,169	$3,763,385	$3,583,491	$3,582,597
Loans held for sale	$-0-	$-0-	$1,276	$1,276
Financial liabilities
Deposits	$4,326,440	$4,099,299	$3,996,552	$3,771,140
Short-term borrowings	$500,014	$499,681	$665,665	$665,668
Long-term debt	$593,420	$579,993	$799,744	$790,776

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data—Unaudited

The unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 are as follows:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Interest income	$79,781	$81,693	$85,457	$86,139
Interest expense	38,334	40,400	43,179	44,194

Net interest income	41,447	41,293	42,278	41,945
Provision for credit losses	908	4,298	3,038	3,300

Net interest income after provision for credit losses	40,539	36,995	39,240	38,645
Net securities gains	63	19	5	610
Other non-interest income	10,233	11,047	12,385	9,885
(Gain) loss on extinguishment of debt, net	-0-	(270)	(1,283)	1,143
Other operating expenses	35,593	33,492	34,725	34,283

Income before income taxes	15,242	14,839	18,188	13,714
Applicable income taxes	2,304	2,613	2,796	1,316

Net income	$12,938	$12,226	$15,392	$12,398

Basic earnings per share	$0.19	$0.18	$0.22	$0.17
Diluted earnings per share	$0.19	$0.17	$0.22	$0.17
Average shares outstanding	69,469,709	69,653,432	70,875,018	73,026,948
Average shares outstanding assuming dilution	69,918,151	70,037,609	71,177,930	73,362,224

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Interest income	$75,637	$77,540	$79,248	$79,643
Interest expense	30,705	33,900	36,214	37,799

Net interest income	44,932	43,640	43,034	41,844
Provision for credit losses	1,744	3,000	2,850	1,034

Net interest income after provision for credit losses	43,188	40,640	40,184	40,810
Net securities gains (losses)	485	-0-	34	(8,192)
Gain on sale of branches	-0-	3,090	-0-	8,742
Gain on sale of merchant services business	-0-	1,991	-0-	-0-
Other operating income	10,955	12,068	11,526	9,526
Restructuring charges	-0-	-0-	2,704	2,733
Other operating expenses	35,393	35,072	33,599	34,453

Income before income taxes	19,235	22,717	15,441	13,700
Applicable income taxes	4,016	4,879	2,445	1,917

Net income	$15,219	$17,838	$12,996	$11,783

Basic earnings per share	$0.22	$0.26	$0.19	$0.17
Diluted earnings per share	$0.22	$0.26	$0.19	$0.17
Average shares outstanding	69,346,722	69,129,387	69,242,056	69,386,338
Average shares outstanding assuming dilution	70,024,400	69,693,693	69,787,884	69,837,737

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young LLP was previously the principal accountants for First Commonwealth Financial Corporation. On February 27, 2006, that firm was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

In connection with the audits of the two fiscal years ended December 31, 2005, there were no disagreements with Ernst & Young LLP on any matter of accounting principal or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Ernst & Young LLP on the consolidated financial statements of First Commonwealth Financial Corporation and subsidiaries as of and for the years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During First Commonwealth’s two most recent fiscal years, First Commonwealth has not consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

The Company provided E&Y with a copy of the foregoing disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

First Commonwealth carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of First Commonwealth’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, First Commonwealth’s Chief Executive Officer and Chief Financial Officer concluded that First Commonwealth’s disclosure controls and procedures are effective. In addition, First Commonwealth’s management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, First Commonwealth’s internal control over financial reporting. No such changes were identified in connection with this evaluation.

First Commonwealth’s management is responsible for establishing and maintaining effective disclosure controls and procedures, including maintaining effective controls over financial reporting designed to produce reliable financial statements in accordance with generally accepted accounting principles. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by First Commonwealth in the reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by First Commonwealth in the reports that the company files under the Exchange Act is accumulated and communicated to First Commonwealth’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management’s report on internal control over financial reporting is included in Item 8 and is incorporated herein by reference.

KPMG LLP, the independent registered public accounting firm that audited First Commonwealth’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2006. The report, which expresses opinions on management’s assessment and on the effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2006, is included in Item 8, page 39, under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by this item concerning First Commonwealth’s listing of directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 16, 2007, under the heading “Election of Directors” and is incorporated herein by reference.

The Board of Directors has determined that all four members of the Audit Committee satisfy the independence and financial literacy requirements of the New York Stock Exchange and that Director James W. Newill qualifies as the “Audit Committee Financial Expert” as defined by the Securities and Exchange Commission rules.

Information called for by this item concerning First Commonwealth’s compliance with section 16(a) of the Exchange Act will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 16, 2007, under the heading “Compliance with Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference in response to the listing of directors.

First Commonwealth has adopted a code of conduct and ethics policy that applies to all employees of the company, including executive officers. In addition, First Commonwealth has adopted a code of ethics policy for the Chief Executive Officer and all senior financial officers of the company. Both of the ethics policies are posted on First Commonwealth’s website at http://www.fcbanking.com. Refer to Item 15 of this Annual Report on Form 10-K for a list of exhibits.

There have been no material changes to the procedures by which security holders may recommend nominees to First Commonwealth’s Board of Directors from the procedures described in First Commonwealth’s Proxy Statement for the 2006 annual meeting of shareholders.

Information regarding executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of First Commonwealth’s executives called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 16, 2007, under the heading “Compensation of Executive Officers” and is incorporated herein by reference.

Information concerning Compensation Committee Interlocks and Insider Participation as well as the Compensation Committee report will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 16, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 16, 2007, under the heading “Common Stock Ownership of Management and Other Beneficial Owners” and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and transactions between First Commonwealth and its affiliates called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the

Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 16, 2007, and is incorporated herein by reference.

Information concerning the independence of the members of First Commonwealth’s Board of Directors called for this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of Shareholders to be held April 16, 2007 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning First Commonwealth’s independent public accountants called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 16, 2007, under the heading “Accountants” and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A

(3)	Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation	Exhibit 3(i) to the quarterly report on Form 10-Q for the quarter ended March 31, 1994

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.2 to the current report as Form 8-K filed July 19, 2005

10.1	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Gerard M. Thomchick, together with a schedule listing substantially identical Change in Control Agreements with the following individuals: Joseph E. O’Dell, John J. Dolan, and Sue A. McMurdy	Form 8-K filed October 20, 2005

10.2	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Thaddeus J. Clements, together with a schedule listing substantially identical Change in Control Agreements with the following individual: R. John Previte	Form 8-K filed October 20, 2005

10.3	Supplemental Executive Retirement Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 12, 2003

10.4	Deferred Compensation Plan	Exhibit 10.8 to the annual report on Form 10-K filed March 31, 1999

10.5	Cash Incentive Bonus Program	Exhibit 10.9 to the annual report on Form 10-K filed March 31, 1999

10.6	Employment Contract of Johnston A. Glass dated December 21, 1998	Exhibit 10.1 to the annual report on Form 10-Q filed May 14, 2003

10.7	Change of Control Agreement dated October 30, 1995 entered into between FCFC and William R. Jarrett	Exhibit 10.6 to the annual report on Form 10-K filed March 21, 1996

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES (Continued)

(3)	Exhibits (Continued)

Exhibit Number	Description	Incorporated by Reference to
14.1	Code of Conduct and Ethics	Form 10-K filed February 28, 2006

14.2	Code of Ethics for CEO and Senior Financial Officers	Form 10-K filed February 28, 2006

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

By:	/s/ JOHN J. DOLAN
John J. Dolan
President and Chief Executive Officer

Dated: March 1, 2007