Form 10-Q
period 2007-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2007-05-09
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No   ☒.

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of May 2, 2007 was 74,005,752.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	December 31, 2006
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$84,137	$95,134
Interest-bearing bank deposits	463	985
Securities available for sale, at market value	1,557,247	1,644,690
Securities held to maturity, at amortized cost, (Market value $79,628 in 2007 and $80,156 in 2006)	78,092	78,501

Loans:
Portfolio loans	3,703,545	3,783,874
Unearned income	(47)	(57)
Allowance for credit losses	(43,379)	(42,648)

Net loans	3,660,119	3,741,169

Premises and equipment, net	70,916	68,901
Other real estate owned	1,663	1,507
Goodwill	160,759	160,366
Amortizing intangibles, net	15,999	16,869
Other assets	231,817	235,794

Total assets	$5,861,212	$6,043,916

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$525,387	$522,451
Interest-bearing	3,830,000	3,803,989

Total deposits	4,355,387	4,326,440
Short-term borrowings	309,895	500,014
Other liabilities	45,318	52,681

Subordinated debentures	108,250	108,250
Other long-term debt	470,032	485,170

Total long-term debt	578,282	593,420

Total liabilities	5,288,882	5,472,555

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 100,000,000 shares authorized; 75,100,431 shares issued and 73,980,901 shares outstanding in 2007; 75,100,431 shares issued and 73,916,377 shares outstanding in 2006	75,100	75,100
Additional paid-in capital	207,958	208,313
Retained earnings	320,734	322,415
Accumulated other comprehensive loss, net	(6,224)	(7,914)
Treasury stock (1,119,530 and 1,184,054 shares at March 31, 2007 and December 31, 2006, respectively, at cost)	(14,138)	(14,953)
Unearned ESOP shares	(11,100)	(11,600)

Total shareholders’ equity	572,330	571,361

Total liabilities and shareholders’ equity	$5,861,212	$6,043,916

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended March 31,
	2007	2006
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$63,913	$58,314
Interest and dividends on investments:
Taxable interest	16,145	17,585
Interest exempt from Federal income taxes	3,371	3,219
Dividends	733	603
Interest on Federal funds sold	24	46
Interest on bank deposits	11	14

Total interest income	84,197	79,781

Interest Expense
Interest on deposits	31,585	23,384
Interest on short-term borrowings	4,946	6,364

Interest on subordinated debentures	2,117	2,054
Interest on other long-term debt	4,298	6,532

Total interest on long-term debt	6,415	8,586

Total interest expense	42,946	38,334

Net Interest Income	41,251	41,447
Provision for credit losses	2,979	908

Net Interest Income after provision for credit losses	38,272	40,539

Non-Interest Income
Net securities gains	605	63
Trust income	1,418	1,394
Service charges on deposit accounts	4,165	3,869
Insurance commissions	730	719
Income from bank owned life insurance	1,490	1,375
Card related interchange income	1,485	1,298
Other operating income	1,533	1,578

Total non-interest income	11,426	10,296

Non-Interest Expense
Salaries and employee benefits	20,284	19,357
Net occupancy expense	3,353	3,402
Furniture and equipment expense	2,717	2,767
Advertising and marketing expense	1,095	343
Data processing expense	954	795
Pennsylvania shares tax expense	1,469	1,350
Intangible amortization	870	565
Other operating expenses	7,027	7,014

Total non-interest expense	37,769	35,593

Income before income taxes	11,929	15,242
Applicable income taxes	1,034	2,304

Net Income	$10,895	$12,938

Average Shares Outstanding	73,113,823	69,469,709
Average Shares Outstanding Assuming Dilution	73,370,678	69,918,151
Per Share Data:
Basic Earnings per Share	$0.15	$0.19
Diluted Earnings per Share	$0.15	$0.19
Cash Dividends Declared per Common Share	$0.170	$0.170

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	10,895	-0-	-0-	-0-	10,895
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	2,035	-0-	-0-	2,035
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(393)	-0-	-0-	(393)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	48	-0-	-0-	48

Total other comprehensive income	-0-	-0-	-0-	1,690	-0-	-0-	1,690

Total comprehensive income							12,585

Cash dividends declared	-0-	-0-	(12,576)	-0-	-0-	-0-	(12,576)

Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	500	500

Discount on dividend reinvestment plan purchases	-0-	(227)	-0-	-0-	-0-	-0-	(227)

Treasury stock reissued	-0-	(128)	-0-	-0-	815	-0-	687

Balance at March 31, 2007	$75,100	$207,958	$320,734	$(6,224)	$(14,138)	$(11,100)	$572,330

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045
Comprehensive income
Net income	-0-	-0-	12,938	-0-	-0-	-0-	12,938
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(7,859)	-0-	-0-	(7,859)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(41)	-0-	-0-	(41)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	206	-0-	-0-	206

Total other comprehensive loss	-0-	-0-	-0-	(7,694)	-0-	-0-	(7,694)

Total comprehensive income							5,244

Cash dividends declared	-0-	-0-	(11,984)	-0-	-0-	-0-	(11,984)

Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	500	500

Discount on dividend reinvestment plan purchases	-0-	(231)	-0-	-0-	-0-	-0-	(231)

Treasury stock reissued	-0-	(367)	-0-	-0-	1,542	-0-	1,175

Balance at March 31, 2006	$71,978	$173,369	$319,523	$(17,349)	$(18,672)	$(13,100)	$515,749

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Operating Activities
Net income	$10,895	$12,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,979	908
Deferred taxes	(1,312)	532
Depreciation and amortization	2,943	2,858
Net losses (gains) on sales of securities and other assets	554	(152)
Net amortization of premiums and discounts on securities	279	568
Net amortization of premiums and discounts on long-term debt	(1,174)	(1,333)
Income from increase in cash surrender value of bank owned life insurance	(1,490)	(1,375)
Decrease in interest receivable	3,037	1,012
Decrease in interest payable	(206)	(466)
Increase (decrease) in income taxes payable	662	(1,856)
Net decrease in loans held for sale	-0-	723
Other-net	(5,323)	(5,983)

Net cash provided by operating activities	11,844	8,374

Investing Activities
Transactions in securities held to maturity:
Proceeds from sales	-0-	-0-
Proceeds from maturities and redemptions	489	1,318
Purchases	-0-	-0-
Transactions in securities available for sale:
Proceeds from sales	789	2,259
Proceeds from maturities and redemptions	130,198	124,106
Purchases	(41,982)	(24,170)
Proceeds from sales of other assets	1,654	3,160
Net decrease in interest-bearing deposits with banks	522	82
Net decrease (increase) in loans	76,244	(32,763)
Purchases of premises and equipment	(4,015)	(3,330)

Net cash provided by investing activities	163,899	70,662

Financing Activities
Repayments of other long-term debt	(13,463)	(4,267)
Discount on dividend reinvestment plan purchases	(226)	(227)
Dividends paid	(12,566)	(11,964)
Net (decrease) increase in Federal funds purchased	(75,700)	93,075
Net decrease in other short-term borrowings	(114,419)	(157,314)
Net increase (decrease) in deposits	28,947	(814)
Proceeds from sale of treasury stock	687	972

Net cash used in financing activities	(186,740)	(80,539)

Net decrease in cash and cash equivalents	(10,997)	(1,503)

Cash and cash equivalents at January 1	95,134	86,130

Cash and cash equivalents at March 31	$84,137	$84,627

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2007

(Unaudited)

NOTE 1 Basis of Presentation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its wholly owned subsidiaries (“First Commonwealth”). All material intercompany transactions have been eliminated in consolidation. The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of First Commonwealth’s financial position, results of operations, cash flows, and changes in shareholders’ equity as of and for the periods presented.

The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2006 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations and corporate governance, as well as information about products and services offered by First Commonwealth. First Commonwealth includes its website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and does not intend it to be an active link to First Commonwealth’s website.

NOTE 2 Supplemental Other Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	March 31, 2007			March 31, 2006
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$3,131	$(1,096)	$2,035	$(12,091)	$4,232	$(7,859)
Less: reclassification adjustment for gains realized in net income	(605)	212	(393)	(63)	22	(41)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	74	(26)	48	317	(111)	206

Net unrealized gains (losses)	2,600	(910)	1,690	(11,837)	4,143	(7,694)

Other comprehensive income (loss)	$2,600	$(910)	$1,690	$(11,837)	$4,143	$(7,694)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2007

(Unaudited)

NOTE 3 Supplemental Cash Flow Disclosures

	2007	2006
	(dollars in thousands)
Cash paid during the first three months of the year for:
Interest	$39,093	$38,800
Income Taxes	$750	$3,750
Noncash investing and financing activities:
ESOP loan reductions	$500	$500
Loans transferred to other real estate owned and repossessed assets	$1,716	$1,205
Gross increase (decrease) in market value adjustment to securities available for sale	$2,526	$(12,154)
Treasury stock reissued for business combination	$-0-	$203

NOTE 4 Variable Interest Entities

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities.” As defined by FIN 46R, a variable interest entity, or VIE, is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $3.9 million, which consists of the limited partnership investments as of March 31, 2007. Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses are recognized as incurred.

NOTE 5 Commitments and Letters of Credit

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2007

(Unaudited)

NOTE 5 Commitments and Letters of Credit (continued)

The following table identifies the notional amount of those instruments at March 31, 2007 (dollars in thousands):

Financial standby letters of credit	$66,704
Performance standby letters of credit	$15,515

The current notional amounts outstanding above include financial standby letters of credit of $5.0 million and performance standby letters of credit of $230 thousand issued during the first three months of 2007. A liability of $163 thousand has been recorded which represents the fair value of these letters of credit.

NOTE 6 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at March 31, 2007 by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Corporations and Agencies	$24,861	$(139)	$160,704	$(1,285)	$185,565	$(1,424)
U.S. Government Agency CMO and MBS	79,971	(126)	637,677	(17,008)	717,648	(17,134)
Corporate Securities	29,679	(33)	10,800	(237)	40,479	(270)
Municipal Securities	26,158	(220)	695	(6)	26,853	(226)
Other Mortgage Backed Securities	-0-	-0-	488	(8)	488	(8)

Total Debt Securities	160,669	(518)	810,364	(18,544)	971,033	(19,062)
Equities	5,599	(456)	136	(20)	5,735	(476)

Total Securities	$166,268	$(974)	$810,500	$(18,564)	$976,768	$(19,538)

Management does not believe any individual loss as of March 31, 2007 represents an other-than-temporary impairment. The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer. Management has both the intent and ability to hold the securities represented in the table for a time necessary to collect the contractual principal and interest.

NOTE 7 Acquisitions and Dispositions

On August 28, 2006, First Commonwealth completed its acquisition of Laurel Capital Group, Inc. for a total cost of approximately $56.1 million, which was paid in common stock valued at $39.5 million and $16.6 million in cash. Laurel Capital Group was the holding company for Laurel Savings Bank with approximately $314 million in assets and 8 branch offices located in Allegheny and Butler counties in Pennsylvania. First Commonwealth recorded goodwill and core deposit intangibles totaling approximately $38.1 million and $3.5 million, respectively, in the acquisition of Laurel Capital Group. Any pre-acquisition contingency adjustments to the fair values or other purchase accounting adjustments, determinable within twelve months from the acquisition dates, would result in adjustments to goodwill.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2007

(Unaudited)

NOTE 8 New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” Effective for fiscal years ending after December 15, 2007, FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Management is currently evaluating how FAS 159 will affect First Commonwealth’s financial condition or results of operations upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles (“GAAP”). Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. FAS 157 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating how FAS 157 will affect First Commonwealth’s financial condition or results of operations upon adoption.

In September 2006, the FASB Emerging Issues Task Force issued EITF 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Effective January 1, 2007, EITF 06-5 explains how to determine “the amount that could be realized” from a life insurance contract, for purposes of recording the cash surrender value on the balance sheet. It requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered instead of surrendering all policies as a group. Any adjustment to the carrying amount of cash surrender value will be recorded as a direct adjustment to retained earnings and reported as a change in accounting principle. The adoption of EITF 06-5 did not have a material impact on First Commonwealth’s financial condition or results of operations.

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

First Commonwealth adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on First Commonwealth’s financial condition or results of operations. At January 1, 2007, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. First Commonwealth will record interest and penalties as a component of non-interest expense. Federal tax years 2005 through 2006 were open for examination as of January 1, 2007, while tax years 2003 through 2006 were open for examination for state income tax purposes as of January 1, 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2007 and 2006, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Three Months Ended March 31, 2007 as Compared to the First Three Months Ended March 31, 2006

EXECUTIVE SUMMARY

Earnings growth continues to be a challenge in this unusual interest rate environment, with short-term interest rates higher than longer-term interest rates. Financial institutions that rely on net interest income as their main source of income, such as First Commonwealth, experience pressure on their net interest margin as a result of this inverted yield curve.

As a result of this yield curve environment, First Commonwealth has used funds from maturities and repayments of investment securities primarily to reduce borrowings. This strategy improved the net interest margin but reduced interest-earning assets, resulting in lower net interest income and net income.

First Commonwealth reported first quarter 2007 net income of $10.9 million or $0.15 per diluted share compared to $12.9 million or $0.19 per diluted share in the same period last year. First quarter results in 2007 reflected charges related to the separation agreement for the Company’s former President and Chief Executive Officer, higher marketing expenses, and an increased provision for loan losses partly offset by an increase in non-interest income.

Return on average assets was 0.74% and return on average equity was 7.64% during the first quarter of 2007 compared to 0.88% and 9.95%, respectively for the first quarter of 2006.

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the first three months of 2007:

Net income per diluted share, prior year	$0.19

Increase (decrease) from changes in:
Net interest income	(0.03)
Provision for credit losses	(0.03)
Security transactions	0.01
Occupancy and equipment costs	0.01
Other operating expenses	(0.02)
Applicable income taxes	0.02

Net income per diluted share	$0.15

Net Interest Income

Net interest income, the primary component of revenue for First Commonwealth, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax equivalent adjustment to net interest income was $3.7 million and $3.6 million for the first quarter of 2007 and 2006, respectively.

Net interest income for the first quarter of 2007 decreased $196 thousand, or 0.5%, to $41.3 million from $41.4 million in the first quarter of 2006 primarily from a $90.5 million decline in average interest-earning assets. Interest income increased $4.4 million, or 5.5%, in the first quarter of 2007 over the comparable period in 2006 as the yield on total interest-earning assets increased 45 basis points (0.45%) from 6.13% to 6.58% which offset

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months Ended March 31, 2007 as Compared to the First Three Months Ended March 31, 2006

(continued)

Net Interest Income (continued)

the above mentioned decline in average interest-earning assets. Interest expense increased $4.6 million, or 12.0%, in the first quarter of 2007 from the first quarter of 2006 while interest-bearing liabilities decreased $103.6 million and the rate paid on total interest-bearing liabilities grew 45 basis points (0.45%) from 3.15% to 3.60%.

The net interest margin in the three months ended March 31, 2007 increased five basis points (0.05%) to 3.36% from 3.31% reported in the first quarter of 2006. The quarter-to-quarter increase in the margin was primarily attributable to the balance sheet positioning strategy of limiting the reinvestment of investment securities proceeds and reducing borrowings. This strategy was implemented in response to the inverted yield curve environment. First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Interest Sensitivity” section of this discussion.

The following is an analysis of the average balance sheets and net interest income for the three months ended March 31:

	Average Balance Sheets and Net Interest Analysis
	2007			2006
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$622	$11	6.75%	$1,041	$14	5.31%
Tax-free investment securities	300,025	3,371	7.01	280,673	3,219	7.16
Taxable investment securities	1,380,899	16,878	4.96	1,574,530	18,188	4.68
Federal funds sold	1,871	24	5.30	4,162	46	4.53
Loans, net of unearned income (b)(c)(d)	3,737,477	63,913	7.14	3,650,953	58,314	6.68

Total interest-earning assets	5,420,894	84,197	6.58	5,511,359	79,781	6.13

Noninterest-earning assets:
Cash	83,093			77,807
Allowance for credit losses	(43,321)			(40,282)
Other assets	485,980			426,722

Total noninterest-earning assets	525,752			464,247

Total Assets	$5,946,646			$5,975,606

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months Ended March 31, 2007 as Compared to the First Three Months Ended March 31, 2006

(continued)

Net Interest Income (continued)

	Average Balance Sheets and Net Interest Analysis
	2007			2006
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$582,560	$2,571	1.79%	$558,100	$1,913	1.39%
Savings deposits (e)	1,122,522	6,081	2.20	1,179,984	4,982	1.71
Time deposits	2,110,361	22,933	4.41	1,773,440	16,489	3.77
Short-term borrowings	438,139	4,946	4.58	630,035	6,364	4.10
Long-term debt	581,290	6,415	4.48	796,961	8,586	4.37

Total interest-bearing liabilities	4,834,872	42,946	3.60	4,938,520	38,334	3.15

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	503,477			480,733
Other liabilities	30,027			28,770
Shareholders’ equity	578,270			527,583

Total noninterest-bearing funding sources	1,111,774			1,037,086

Total Liabilities and Shareholders’ Equity	$5,946,646			$5,975,606

Net Interest Income and Net Yield on Interest-Earning Assets		$41,251	3.36%		$41,447	3.31%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale in 2006.
(c)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes net loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months Ended March 31, 2007 as Compared to the First Three Months Ended March 31, 2006

(continued)

Net Interest Income (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Changes in Net Interest Income
	(dollars in thousands)
	2007 Change From 2006
	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(3)	$(5)	$2
Tax-free investment securities	152	342	(190)
Taxable investment securities	(1,310)	(2,234)	924
Federal funds sold	(22)	(26)	4
Loans	5,599	1,424	4,175

Total interest income	4,416	(499)	4,915

Interest-bearing liabilities:
Interest-bearing demand deposits	658	84	574
Savings deposits	1,099	(243)	1,342
Time deposits	6,444	3,132	3,312
Short-term borrowings	(1,418)	(1,940)	522
Long-term debt	(2,171)	(2,323)	152

Total interest expense	4,612	(1,290)	5,902

Net interest income	$(196)	$791	$(987)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Interest and fees on loans increased $5.6 million, or 9.6%, in the first quarter of 2007 compared to the same period in 2006 due to the $86.5 million increase in average loans combined with the 46 basis points (0.46%) increase in the yield on loans from 6.68% to 7.14%. The increase in loans was primarily due to the acquisition of Laurel Savings Bank. First Commonwealth continues to capitalize on lending opportunities with small to mid-sized commercial borrowings, including loans generated through its preferred Small Business Administration (“SBA”) lender status. First Commonwealth continues to be one of the top small business lenders in western and central Pennsylvania.

Interest income on investments decreased $1.2 million in the first quarter of 2007 from the first quarter of 2006 as the $174.3 million decline in the average balance of investment securities offset the increase in investment yields to 5.32% in 2007 from the 5.06% earned in 2006. The decline in average investment securities was the result of the balance sheet positioning strategy. First Commonwealth holds no “High Risk” securities, nor does it own any securities of a single issuer exceeding 10% of shareholders’ equity other than U.S. Government Agency securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months Ended March 31, 2007 as Compared to the First Three Months Ended March 31, 2006 (continued)

Net Interest Income (continued)

Interest on deposits increased $8.2 million, or 35.1%, in the first quarter of 2007 over the comparable period in 2006 due to increases in both volumes and rates. The average balance of interest-bearing deposits increased $303.9 million, or 8.7%, in the first quarter of 2007 compared to the first quarter of 2006, with increases recorded in average interest-bearing demand deposits ($24.5 million) and time deposits ($336.9 million) and decreases in savings deposits ($57.5 million). The increase was primarily due to the inclusion of deposits acquired in the acquisition of Laurel Savings Bank in August 2006. During 2007, customers registered a preference for shorter- term time deposits due to the inverted yield curve with short-term interest rates higher than long-term interest rates. The cost of deposits increased 59 basis points (0.59%) from 2.38% in the first quarter of 2006 to 2.97% in the first quarter of 2007. During its management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goals of providing customers with the competitive rates they are looking for while also minimizing its cost of funds.

Interest expense on short-term borrowings decreased $1.4 million, or 22.3%, during the three months ended March 31, 2007 from the same period in 2006 due to the 30.5% decline in average volume, which was partly offset by the 48 basis point (0.48%) increase in the rates. Interest expense on long-term debt decreased $2.2 million, or 25.3%, in the first quarter of 2007 compared to the first quarter of 2006 due to declining average balances of $215.7 million, or 27.1%, that offset the 11 basis point (0.11%) increase in rates.

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

The provision for credit losses for the first quarter of 2007 increased $2.1 million from $908 thousand reported in the first quarter of 2006. The first quarter 2006 provision was lower than normal due to improvement in the credit quality of classified loans on the primary watch list. Nonperforming loans as a percentage of total loans continued to improve to 0.35% at March 31, 2007 compared to 0.40% at March 31, 2006. The allowance for credit losses was $43.4 million at March 31, 2007, which represents a ratio of 1.16% of average loans outstanding compared to 1.04% reported at March 31, 2006.

Net credit losses for the first quarter of 2007 decreased $135 thousand over the first quarter of 2006. Net credit losses as a percentage of average loans outstanding improved to 0.24% during the first three months ended March 31, 2007 compared to 0.26% during the same period in 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months Ended March 31, 2007 as Compared to the First Three Months Ended March 31, 2006 (continued)

Provision for Credit Losses (continued)

Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2007. First Commonwealth does not have any exposure to sub-prime mortgage loans.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31:

	2007	2006
	(dollars in thousands)
Balance, beginning of year	$42,648	$39,492
Loans charged off:
Commercial, financial and agricultural	477	1,618
Loans to individuals	1,125	597
Real estate-construction	-0-	-0-
Real estate-commercial	114	226
Real estate-residential	958	337
Lease financing receivables	7	24

Total loans charged off	2,681	2,802

Recoveries of loans previously charged off:
Commercial, financial and agricultural	196	299
Loans to individuals	122	119
Real estate-construction	-0-	-0-
Real estate-commercial	75	-0-
Real estate-residential	40	1
Lease financing receivables	-0-	-0-

Total recoveries	433	419

Net credit losses	2,248	2,383

Provision charged to expense	2,979	908

Balance, end of quarter	$43,379	$38,017

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months Ended March 31, 2007 as Compared to the First Three Months Ended March 31, 2006 (continued)

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31:

	2007	2006
	(dollars in thousands)
Non-Interest Income
Net securities gains	$605	$63
Trust income	1,418	1,394
Service charges on deposit accounts	4,165	3,869
Insurance commissions	730	719
Income from bank owned life insurance	1,490	1,375
Card related interchange income	1,485	1,298
Other operating income	1,533	1,578

Total non-interest income	$11,426	$10,296

Total non-interest income during the first three months of 2007 compared to the first three months of 2006 increased $1.1 million, or 11.0% primarily due to higher security gains and increased service charges on deposit accounts.

Net securities gains were $605 thousand during the first three months of 2007 compared to $63 thousand during the first three months of 2006, primarily due to trust preferred securities called at a premium.

Service charges on deposits, which continue to be First Commonwealth’s most significant component of non-interest income, increased $296 thousand for the first three months of 2007 compared to the corresponding period of 2006. The increase was due to the addition of branch locations from the acquisition of Laurel Savings Bank in August 2006, the opening of new de novo offices and increased fees.

Income from bank owned life insurance (“BOLI”) was $115 thousand more during the first three months of 2007 compared to the first three months of 2006. The increase was due to higher returns as well as an increase of $6.4 million of BOLI acquired from Laurel Savings Bank.

Card related interchange income includes income on debit, credit, and ATM cards that are issued to consumers and/or businesses. The card related interchange income growth was favorably affected by additional volume from existing cards, as well as new volume from Laurel Savings Bank and new card issuance.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

First Three Months Ended March 31, 2007 as Compared to the First Three Months Ended March 31, 2006 (continued)

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31:

	2007	2006
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$20,284	$19,357
Net occupancy expense	3,353	3,402
Furniture and equipment expense	2,717	2,767
Advertising and marketing expense	1,095	343
Data processing expense	954	795
Pennsylvania shares tax expense	1,469	1,350
Intangible amortization	870	565
Other operating expenses	7,027	7,014

Total non-interest expense	$37,769	$35,593

Total non-interest expense was $37.8 million for the first three months of 2007 reflecting an increase of $2.2 million from the 2006 level of $35.6 million.

The most significant increase during the 2007 period was salaries and employee benefit costs which increased $927 thousand mainly as a result of payments under a separation agreement with the Company’s former President and Chief Executive Officer in the amount of $746 thousand as well as salaries and benefits from the acquisition of Laurel Savings Bank. Full time equivalent employees were 1,573 at the end of the first quarter of 2007 compared to 1,522 in 2006.

Advertising and marketing expense increased $752 thousand to $1.1 million for the first quarter of 2007 compared to $343 thousand for the 2006 period primarily as a result of strategic plan initiatives.

Intangible amortization increased $305 thousand in 2007 compared to 2006 as a result of intangibles recorded as a result of the acquisition of Laurel Savings Bank.

Income Tax

Income tax expense was $1.0 million for the first quarter of 2007, representing a decrease of $1.3 million from the first quarter of 2006. First Commonwealth’s effective tax rate was 8.7% for the first three months of 2007 compared to 15.1% for the corresponding period of 2006. Nontaxable income and tax credits had a larger impact on the effective tax rate in 2007 due to a $3.3 million decline in pretax income compared to 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY

Liquidity refers to First Commonwealth’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from the banking subsidiary’s core deposit base and the maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the use of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank. Additionally, First Commonwealth’s banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide a source of liquidity.

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Interest-bearing demand deposits	$101,261	$105,073
Savings deposits	1,622,051	1,597,974
Time deposits	2,106,688	2,100,942

Total interest-bearing deposits	$3,830,000	$3,803,989

At March 31, 2007 noninterest-bearing deposits increased $2.9 million and interest-bearing deposits increased $26.0 million compared to December 31, 2006. Savings deposits represented the largest increase in interest-bearing deposits.

At March 31, 2007, total interest-earning assets were $5.3 billion, a decrease of $168.7 million from $5.5 billion recorded at December 31, 2006. Total loans decreased $80.3 million for the first three months of 2007.

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity. These securities are classified as “securities available for sale” and while First Commonwealth does not have specific intentions to sell these securities they have been designated as “available for sale” because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of March 31, 2007, securities available for sale had an amortized cost of $1.6 billion and a market value of $1.6 billion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

The following table shows a breakdown of loans by categories as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Commercial, financial, agricultural and other	$854,843	$861,427
Real estate-construction	101,719	92,192
Real estate-residential	1,312,389	1,346,503
Real estate-commercial	914,389	935,635
Loans to individuals	519,711	547,253
Leases, net of unearned income	494	864

Gross loans and leases	3,703,545	3,783,874
Unearned income	(47)	(57)

Total loans and leases net of unearned income	$3,703,498	$3,783,817

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

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes. In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings, and when interest rates rise, a negative gap should tend to affect earnings negatively. The cumulative gap at the 365 day repricing period was negative in the amount of $1.6 billion or 26.47% of total assets at March 31, 2007.

The primary components of ISA include adjustable rate loans and investments. The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and borrowings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Interest Sensitivity (continued)

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated:

	March 31, 2007
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,241,046	$183,631	$363,558	$1,788,235
Investments	235,119	93,144	154,320	482,583
Other interest-earning assets	463	-0-	-0-	463

Total interest-sensitive assets	1,476,628	276,775	517,878	2,271,281

Certificates of deposit	657,291	464,503	545,043	1,666,837
Other deposits	1,723,429	-0-	-0-	1,723,429
Borrowings	350,316	42,481	39,510	432,307

Total interest-sensitive liabilities	2,731,036	506,984	584,553	3,822,573

Gap	$(1,254,408)	$(230,209)	$(66,675)	$(1,551,292)

ISA/ISL	0.54	0.55	0.89	0.59
Gap/Total assets	21.40%	3.93%	1.14%	26.47%

	December 31, 2006
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,278,277	$209,613	$352,700	$1,840,590
Investments	223,603	123,501	167,478	514,582
Other interest-earning assets	985	-0-	-0-	985

Total interest-sensitive assets	1,502,865	333,114	520,178	2,356,157

Certificates of deposit	542,030	484,103	554,257	1,580,390
Other deposits	1,703,163	-0-	-0-	1,703,163
Borrowings	550,284	4,464	44,022	598,770

Total interest-sensitive liabilities	2,795,477	488,567	598,279	3,882,323

Gap	$(1,292,612)	$(155,453)	$(78,101)	$(1,526,166)

ISA/ISL	0.54	0.68	0.87	0.61
Gap/Total assets	21.39%	2.57%	1.29%	25.25%

Although the periodic gap analysis provides management with a method of measuring current interest rate risk, it only measures rate sensitivity at a specific point in time, and as a result may not accurately predict the impact of changes in general levels of interest rates or net interest income. Therefore, to more precisely measure the impact of interest rate changes on First Commonwealth’s net interest income, management simulates the potential effects of changing interest rates through computer modeling. The income simulation model used by First Commonwealth captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These variables include prepayment speeds

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Interest Sensitivity (continued)

on mortgage loans and mortgage backed securities, cash flows from loans, deposits and investments and statement of financial condition growth assumptions. The model also captures embedded options, such as interest rate caps/floors or call options, and accounts for changes in rate relationships as various rate indices lead or lag changes in market rates. First Commonwealth is then better able to implement strategies, which would include an acceleration of a deposit rate reduction or lag in a deposit rate increase. The repricing strategies for loans would be inversely related.

First Commonwealth’s asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 200 basis point (2.0%) parallel movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case. The analysis at March 31, 2007, indicated that a 200 basis point (2.0%) increase in interest rates would decrease net interest income by 67 basis points (.67%) below the base case scenario and a 200 basis point (2.0%) decrease in interest rates would decrease net interest income by 217 basis points (2.17%) below the base case scenario over the next twelve months, both within policy limits.

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

CREDIT REVIEW

Past due loans are those which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Troubled debt restructured loans are those loans, which terms have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

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

	March 31,
	2007	2006
	(dollars in thousands)
Nonperforming Loans:

Loans on nonaccrual basis	$12,746	$14,599
Troubled debt restructured loans	157	170

Total nonperforming loans	$12,903	$14,769

Loans past due in excess of 90 days and still accruing	$13,644	$14,305

Other real estate owned	$1,663	$1,499

Loans outstanding at end of period (a)	$3,703,498	$3,652,087

Average loans outstanding (b)	$3,737,477	$3,650,953

Nonperforming loans as a percentage of total loans	0.35%	0.40%

Provision for credit losses	$2,979	$908

Allowance for credit losses	$43,379	$38,017

Net credit losses	$2,248	$2,383

Net credit losses as a percentage of average loans outstanding (annualized)	0.24%	0.26%

Provision for credit losses as a percentage of net credit losses	132.52%	38.10%

Allowance for credit losses as a percentage of average loans outstanding	1.16%	1.04%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.17%	1.04%

Allowance for credit losses as a percentage of nonperforming loans	336.19%	257.41%

(a)	Includes loans held for sale of $553 thousand in 2006.

(b)	Includes average loans held for sale of $1.2 million in 2006.

First Commonwealth considers a loan to be impaired when, based on current information and events, it is probable that the company will be unable to collect principal or interest that is due in accordance with the contractual terms of the loan. Impaired loans include nonaccrual loans and troubled debt restructured loans.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at March 31, 2007 and March 31, 2006:

	2007	2006
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$12,903	$14,769
Average balance of impaired loans for the period	$12,523	$12,754
Allowance for credit losses related to impaired loans	$2,261	$2,288
Impaired loans with an allocation of the allowance for credit losses	$8,216	$8,915
Impaired loans with no allocation of the allowance for credit losses	$4,687	$5,854
Income recorded on impaired loans on a cash basis	$148	$36

Nonperforming loans at March 31, 2007, decreased $1.9 million or 12.6% to $12.9 million compared to March 31, 2006. Loans past due in excess of 90 days and still accruing declined $661 thousand, or 4.6% from March 31, 2006 to March 31, 2007 and net credit losses in the first quarter of 2007 decreased $135 thousand from the comparable period in 2006.

In the first quarter of 2007, management continued to monitor the performance of a $29.0 million commercial credit relationship, which was previously disclosed to have deteriorated in the second quarter of 2006. This credit was not 90 days past due or on a nonaccrual status at March 31, 2007.

In 2006, First Commonwealth purchased $7 million in loans from Equipment Finance LLC (“EFI”), a division of Sterling Financial Corporation of Lancaster, Pennsylvania (“Sterling”). EFI provides commercial financing for the soft pulp logging and land-clearing industries, primarily in the southeastern United States. On April 19, 2007, Sterling announced that it had commenced an investigation into financial irregularities related to certain financing contracts at EFI and Sterling is expected to restate earnings from 2004 to 2006.

Presently, First Commonwealth cannot determine if any of the loans purchased are affected by these irregularities and therefore, the financial impact, if any, is unknown. Management believes that all loans purchased are well secured and are in the process of collection.

First Commonwealth’s loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages. First Commonwealth has a “Watch List Committee” which includes credit workout officers of the bank. The Watch List Committee reviews watch list credits for workout progress or deterioration. Loan loss adequacy and the status of significant nonperforming credits are monitored on a quarterly basis by a committee made up of senior officers of the bank and parent company. These committees were established to provide additional internal monitoring and analysis in addition to that provided by the Credit Committees of the bank and parent company. Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements as well as the previously described committee structure. Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis. Management believes that the allowance for credit losses and nonperforming loans is appropriate for the estimated inherent losses in the loan portfolio.

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses inherent in the loan and lease portfolios at each statement of financial condition. Management reviews the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses.

First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses. First Commonwealth does not have any exposure to sub-prime mortgage loans.

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

CAPITAL RESOURCES

At March 31, 2007, shareholders’ equity was $572.3 million, an increase of $969 thousand from December 31, 2006. A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable ratio of equity to assets.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

CAPITAL RESOURCES (continued)

The table below presents First Commonwealth’s capital position at March 31, 2007 (dollars in thousands):

	Capital Amount	Ratio
Tier I Capital to Risk Weighted Assets	$506,794	11.7%
Risk-Based Requirement	$172,969	4.0%

Total Capital to Risk Weighted Assets	$550,921	12.7%
Risk-Based Requirement	$345,939	8.0%

Minimum Leverage Capital	$506,794	8.8%
Minimum Leverage Requirement	$173,097	3.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively. At March 31, 2007, First Commonwealth’s banking subsidiary exceeded those requirements.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

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

ITEM 1A. RISK FACTORS

There were no material changes to the Risk Factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
10.1	Separation Agreement and General Release and Independent Contractor Services Agreement dated February 28, 2007 entered into between FCFC and Joseph E. O’Dell	Exhibit 10.1 to the current report on form 8-K filed March 6, 2007

10.2	Employment Contract with John J. Dolan dated March 1, 2007	Exhibit 10.2 to the current report on form 8-K filed March 6, 2007

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: May 9, 2007	/s/ John J. Dolan
John J. Dolan, President and Chief Executive Officer

DATED: May 9, 2007	/s/ Edward J. Lipkus, III
Edward J. Lipkus, III, Executive Vice President and Chief Financial Officer