Form 10-Q
period 2007-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2007-08-06
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2007

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

Indicate a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐     No  ☒ .

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of July 31, 2007 was 73,550,885.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2007	December 31, 2006
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$92,407	$95,134
Interest-bearing bank deposits	1,310	985
Securities available for sale, at market value	1,451,019	1,644,690
Securities held to maturity, at amortized cost, (Market value $77,053 in 2007 and $80,156 in 2006)	76,366	78,501

Loans:
Portfolio loans	3,674,725	3,783,874
Unearned income	(37)	(57)
Allowance for credit losses	(43,968)	(42,648)

Net loans	3,630,720	3,741,169

Premises and equipment, net	70,567	68,901
Other real estate owned	1,241	1,507
Goodwill	160,755	160,366
Amortizing intangibles, net	15,129	16,869
Other assets	235,674	235,794

Total assets	$5,735,188	$6,043,916

Liabilities
Deposits (all domestic):
Noninterest-bearing	$530,063	$522,451
Interest-bearing	3,877,708	3,803,989

Total deposits	4,407,771	4,326,440
Short-term borrowings	147,346	500,014
Other liabilities	43,807	52,681

Subordinated debentures	108,250	108,250
Other long-term debt	467,856	485,170

Total long-term debt	576,106	593,420

Total liabilities	5,175,030	5,472,555

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 100,000,000 shares authorized; 75,100,431 shares issued and 73,790,885 shares outstanding in 2007; 75,100,431 shares issued and 73,916,377 shares outstanding in 2006	75,100	75,100
Additional paid-in capital	207,553	208,313
Retained earnings	319,677	322,415
Accumulated other comprehensive loss, net	(15,417)	(7,914)
Treasury stock (1,309,546 and 1,184,054 shares at June 30, 2007 and December 31, 2006, respectively, at cost)	(16,155)	(14,953)
Unearned ESOP shares	(10,600)	(11,600)

Total shareholders’ equity	560,158	571,361

Total liabilities and shareholders’ equity	$5,735,188	$6,043,916

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$62,813	$60,487	$126,726	$118,801
Interest and dividends on investments:
Taxable interest	14,889	17,166	31,034	34,751
Interest exempt from Federal income taxes	3,427	3,230	6,798	6,449
Dividends	720	787	1,453	1,390
Interest on Federal funds sold	2	13	26	59
Interest on bank deposits	10	10	21	24

Total interest income	81,861	81,693	166,058	161,474

Interest Expense
Interest on deposits	32,872	25,182	64,457	48,566
Interest on short-term borrowings	2,700	6,622	7,646	12,986

Interest on subordinated debentures	2,123	2,097	4,240	4,151
Interest on other long-term debt	4,327	6,499	8,625	13,031

Total interest on long-term debt	6,450	8,596	12,865	17,182

Total interest expense	42,022	40,400	84,968	78,734

Net Interest Income	39,839	41,293	81,090	82,740
Provision for credit losses	2,415	4,298	5,394	5,206

Net Interest Income after provision for credit losses	37,424	36,995	75,696	77,534

Non-Interest Income
Net securities gains	150	19	755	82
Trust income	1,518	1,481	2,936	2,875
Service charges on deposit accounts	4,517	4,144	8,682	8,013
Insurance commissions	857	595	1,587	1,314
Income from bank owned life insurance	1,520	1,414	3,010	2,789
Card related interchange income	1,634	1,391	3,119	2,689
Other operating income	2,205	2,022	3,738	3,600

Total non-interest income	12,401	11,066	23,827	21,362

Non-Interest Expense
Salaries and employee benefits	18,588	17,235	38,872	36,592
Net occupancy expense	3,398	2,785	6,751	6,187
Furniture and equipment expense	2,914	2,915	5,631	5,682
Advertising expense	340	349	1,435	692
Data processing expense	925	820	1,879	1,615
Pennsylvania shares tax expense	1,415	1,358	2,884	2,708
Intangible amortization	870	566	1,740	1,131
Other operating expenses	8,433	7,194	15,460	14,208

Total non-interest expense	36,883	33,222	74,652	68,815

Income before income taxes	12,942	14,839	24,871	30,081
Applicable income taxes	1,454	2,613	2,488	4,917

Net Income	$11,488	$12,226	$22,383	$25,164

Average Shares Outstanding	73,180,532	69,653,432	73,147,362	69,562,078
Average Shares Outstanding Assuming Dilution	73,314,997	70,037,609	73,342,684	69,978,210
Per Share Data:
Basic Earnings per Share	$0.16	$0.18	$0.31	$0.36
Diluted Earnings per Share	$0.16	$0.17	$0.31	$0.36
Cash Dividends Declared per Common Share	$0.17	$0.17	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	22,383	-0-	-0-	-0-	22,383
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(7,092)	-0-	-0-	(7,092)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(491)	-0-	-0-	(491)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	80	-0-	-0-	80

Total other comprehensive loss	-0-	-0-	-0-	(7,503)	-0-	-0-	(7,503)

Total comprehensive income							14,880
Cash dividends declared	-0-	-0-	(25,121)	-0-	-0-	-0-	(25,121)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,000	1,000
Discount on dividend reinvestment plan purchases	-0-	(456)	-0-	-0-	-0-	-0-	(456)
Tax benefit of stock options exercised	-0-	27	-0-	-0-	-0-	-0-	27
Treasury stock acquired	-0-	-0-	-0-	-0-	(3,000)	-0-	(3,000)
Treasury stock reissued	-0-	(331)	-0-	-0-	1,798	-0-	1,467

Balance at June 30, 2007	$75,100	$207,553	$319,677	$(15,417)	$(16,155)	$(10,600)	$560,158

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045
Comprehensive income
Net income	-0-	-0-	25,164	-0-	-0-	-0-	25,164
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(14,219)	-0-	-0-	(14,219)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(54)	-0-	-0-	(54)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	413	-0-	-0-	413

Total other comprehensive loss	-0-	-0-	-0-	(13,860)	-0-	-0-	(13,860)

Total comprehensive income							11,304
Cash dividends declared	-0-	-0-	(23,993)	-0-	-0-	-0-	(23,993)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,000	1,000
Discount on dividend reinvestment plan purchases	-0-	(453)	-0-	-0-	-0-	-0-	(453)
Treasury stock reissued	-0-	(855)	-0-	-0-	3,267	-0-	2,412
Tax benefit of stock options exercised	-0-	48	-0-	-0-	-0-	-0-	48

Balance at June 30, 2006	$71,978	$172,707	$319,740	$(23,515)	$(16,947)	$(12,600)	$511,363

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Operating Activities
Net income	$22,383	$25,164
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,394	5,206
Deferred taxes	(2,254)	(364)
Depreciation and amortization	5,900	5,780
Net losses (gains) on sales of securities and other assets	59	(236)
Net amortization of premiums and discounts on securities	473	1,063
Net amortization of premiums and discounts on long-term debt	(2,358)	(2,929)
Income from increase in cash surrender value of bank owned life insurance	(3,010)	(2,789)
Decrease (increase) in interest receivable	3,521	(176)
Decrease in interest payable	133	793
Increase in income taxes payable	1,547	1,600
Net increase in loans held for sale	-0-	(3,160)
Other-net	(4,987)	(4,197)

Net cash provided by operating activities	26,801	25,755

Investing Activities
Transactions in securities held to maturity:
Proceeds from sales	-0-	-0-
Proceeds from maturities and redemptions	2,298	4,353
Purchases	-0-	-0-
Transactions in securities available for sale:
Proceeds from sales	859	2,554
Proceeds from maturities and redemptions	253,868	232,682
Purchases	(74,113)	(86,643)
Proceeds from sales of other assets	3,927	3,733
Net increase in interest-bearing deposits with banks	(325)	(432)
Net decrease (increase) in loans	102,103	(66,574)
Purchases of premises and equipment	(5,721)	(7,006)

Net cash provided by investing activities	282,896	82,667

Financing Activities
Repayments of other long-term debt	(16,955)	(73,574)
Proceeds from issuance of long-term debt	3,000	-0-
Discount on dividend reinvestment plan purchases	(456)	(453)
Dividends paid	(25,143)	(23,949)
Net (decrease) increase in Federal funds purchased	(81,700)	9,775
Net decrease in other short-term borrowings	(270,968)	(21,125)
Net increase in deposits	81,331	2,253
Proceeds from sale of treasury stock	1,467	2,209
Purchase of treasury stock	(3,000)	-0-

Net cash used in financing activities	(312,424)	(104,864)

Net (decrease) increase in cash and cash equivalents	(2,727)	3,558
Cash and cash equivalents at January 1	95,134	86,130

Cash and cash equivalents at June 30	$92,407	$89,688

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

June 30, 2007

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

The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2006 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations, corporate governance information, policies, and documents as well as information about products and services offered by First Commonwealth. First Commonwealth includes its website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and does not intend it to be an active link to First Commonwealth’s website.

NOTE 2 Supplemental Other Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	June 30, 2007			June 30, 2006
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period	$(10,911)	$3,819	$(7,092)	$(21,875)	$7,656	$(14,219)
Less: reclassification adjustment for gains realized in net income	(755)	264	(491)	(83)	29	(54)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	123	(43)	80	635	(222)	413

Net unrealized losses	(11,543)	4,040	(7,503)	(21,323)	7,463	(13,860)

Other comprehensive loss	$(11,543)	$4,040	$(7,503)	$(21,323)	$7,463	$(13,860)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

June 30, 2007

(Unaudited)

NOTE 3 Supplemental Cash Flow Disclosures

	2007	2006
	(dollars in thousands)
Cash paid during the first six months of the year for:
Interest	$81,402	$77,941
Income Taxes	$2,350	$3,750
Noncash investing and financing activities:
ESOP loan reductions	$1,000	$1,000
Loans transferred to other real estate owned and repossessed assets	$2,700	$2,775
Gross decrease in market value adjustment to securities available for sale	$(11,666)	$(21,958)
Treasury stock reissued for business combination	$-0-	$203

NOTE 4 Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R, “Consolidation of Variable Interest Entities.” As defined by FIN 46R, a variable interest entity, or VIE, is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives Federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $3.8 million, which consists of the limited partnership investments as of June 30, 2007. Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses is recognized as incurred.

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

The following table identifies the notional amount of those instruments at June 30, 2007:

(dollars in thousands)
Commitments to extend credit	$1,092,385
Financial standby letters of credit	$67,480
Performance standby letters of credit	$16,221

The current notional amounts outstanding above include financial standby letters of credit of $10.0 million and performance standby letters of credit of $1.6 million issued during the first six months of 2007. A liability of $296 thousand has been recorded which represents the fair value of letters of credit issued in 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

June 30, 2007

(Unaudited)

NOTE 6 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at June 30, 2007 by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Corporations and Agencies	$24,656	$(344)	$109,146	$(853)	$133,802	$(1,197)
U.S. Government Agency CMO and MBS	229,357	(3,694)	589,881	(22,897)	819,238	(26,591)
Corporate Securities	24,999	(53)	11,168	(154)	36,167	(207)
Municipal Securities	95,801	(2,205)	674	(27)	96,475	(2,232)
Other Mortgage Backed Securities	-0-	-0-	437	(5)	437	(5)

Total Debt Securities	374,813	(6,296)	711,306	(23,936)	1,086,119	(30,232)
Equities	6,024	(712)	138	(18)	6,162	(730)

Total Securities	$380,837	$(7,008)	$711,444	$(23,954)	$1,092,281	$(30,962)

Management does not believe any individual loss as of June 30, 2007 represents an other-than-temporary impairment. The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer. Management has both the intent and ability to hold the securities represented in the table for the time necessary to collect the contractual principal and interest.

NOTE 7 Income Taxes

At January 1, 2007, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. First Commonwealth will record interest and penalties as a component of non-interest expense. Federal tax years 2005 through 2006 were open for examination as of January 1, 2007, while tax years 2004 through 2006 were open for examination for state income tax purposes as of January 1, 2007.

NOTE 8 Acquisitions and Dispositions

On August 28, 2006, First Commonwealth completed its acquisition of Laurel Capital Group, Inc. (“Laurel”) for a total cost of approximately $56.1 million, which was paid in common stock valued at $39.5 million and $16.6 million in cash. Laurel was the holding company for Laurel Savings Bank with approximately $314 million in assets and 8 branch offices located in Allegheny and Butler counties in Pennsylvania. First Commonwealth recorded goodwill and core deposit intangibles totaling approximately $38.1 million and $3.5 million, respectively, in the acquisition of Laurel. Any pre-acquisition contingency adjustments to the fair values or other purchase accounting adjustments, determinable within twelve months from the acquisition dates, would result in adjustments to goodwill.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

June 30, 2007

(Unaudited)

NOTE 9 New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” Effective for fiscal years beginning after November 15, 2007, FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Management is currently evaluating how FAS 159 will affect First Commonwealth’s financial condition or results of operations upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles (“GAAP”). FAS 157 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating how FAS 157 may affect First Commonwealth’s financial condition or results of operations upon adoption.

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

In September 2006, the FASB Emerging Issues Task Force issued EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 will be effective for fiscal years beginning after December 15, 2007. Management is currently evaluating how the provisions of EITF 06-4 will affect First Commonwealth’s financial condition or results of operations upon adoption.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2007 and 2006, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the adequacy of First Commonwealth’s allowance for credit losses. Forward looking statements describe First Commonwealth’s future plans, strategies and expectations and can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond the control of First Commonwealth and which may cause actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Such risks and uncertainties include, among other things:

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

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers’ businesses.

•	Other risks and uncertainties described in this report and the other reports that we file with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Earnings growth continues to be a challenge in this unusual interest rate environment, with short-term interest rates higher than longer-term interest rates. Financial institutions that rely on net interest income as their main source of income, such as First Commonwealth, find the inverted yield curve environment to be difficult.

As a result of this yield curve environment, funds from maturities and pay downs of investment securities have been used primarily to reduce borrowings. This strategy reduces interest-earning assets which results in lower net interest income, but stabilizes the net interest margin.

First Commonwealth reported second quarter 2007 net income of $11.5 million or $0.16 per diluted share compared to $12.2 million or $0.17 per diluted share in the same period last year. The decrease in net income was due to a decline in net interest income and higher non-interest expense partly offset by a lower loan loss provision, an increase in non-interest income, and a decrease in income taxes.

Return on average assets was 0.79% and return on average equity was 8.00% during the second quarter of 2007 compared to 0.83% and 9.39%, respectively for the second quarter of 2006.

First Commonwealth reported net income of $22.4 million, or $0.31 per diluted share for the first six months ended June 30, 2007 compared to $25.2 million, or $0.36 per diluted share in the same period last year. The decrease in net income was due to a decline in net interest income and higher non-interest expense which was partially offset by an increase in non-interest income.

The return on average equity and average assets was 7.82% and 0.77%, respectively, for the six months ended June 30, 2007 compared to 9.67% and 0.85%, respectively, for the prior year period.

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the three and six months ending June 30, 2007 compared to the prior year periods:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net income per diluted share, prior year period	$0.17	$0.36
Increase (decrease) from changes in:
Net interest income	(0.05)	(0.07)
Provision for credit losses	0.03	0.00
Security transactions	0.00	0.01
Other operating income	0.01	0.01
Salaries and employee benefits	(0.01)	(0.01)
Intangible amortization	0.00	(0.01)
Other operating expenses	(0.01)	(0.02)
Applicable income taxes	0.02	0.04

Net income per diluted share	$0.16	$0.31

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income

Net interest income, the primary component of revenue for First Commonwealth, is defined as the difference between income on earning assets and the cost of funds supporting those assets. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax equivalent adjustment to net interest income was $3.7 million and $3.6 million for the second quarter of 2007 and 2006, respectively, and $7.5 million and $7.2 million for the six months ended June 30, 2007 and 2006, respectively.

Net interest income decreased $1.5 million, or 3.5%, for the quarter ended June 30, 2007 compared to the same period in 2006 primarily due to higher interest expense on deposits and lower investment balances partly offset by an increase in loans and a decrease in borrowings. Average interest-bearing deposits increased $343 million, average investment securities decreased $201 million, average loans increased $42 million and average borrowings decreased $538 million. Management continues to use proceeds from maturities and pay downs in the investment portfolio to reduce borrowings based on the current yield curve environment.

Interest income was negatively affected in the second quarter of 2007 by a reversal of $548 thousand of interest and fees on a $30 million commercial credit relationship that, as previously disclosed, has been closely monitored since the second quarter of 2006 and was transferred to non-accrual status at June 30, 2007. (See Credit Review, page 28.)

The net interest margin for the three months ended June 30, 2007 remained unchanged at 3.31% compared to the second quarter of 2006. The reversal of the aforementioned interest and fees on the $30 million non-accrual loan negatively impacted the net interest margin by five basis points (0.05%) in the second quarter of 2007.

Net interest income decreased $1.7 million, or 2.0%, for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to higher interest expense on deposits and lower investment balances partly offset by an increase in loans and a decrease in borrowings. Average interest-bearing deposits increased $323 million, average investment securities decreased $188 million, average loans increased $64 million and average borrowings decreased $473 million.

The net interest margin for the six months ended June 30, 2007 was 3.34% compared to 3.31% for the same period in 2006. The net interest margin was negatively impacted two basis points (0.02%) as a result of the reversal of $548 thousand of interest income and fees on the aforementioned $30 million non-accrual loan.

Interest and fees on loans for the three and six months ended June 30, 2007 increased $2.3 million, or 3.8%, and $7.9 million, or 6.7%, respectively, compared to the same periods in 2006. The second quarter 2007 increase was a result of a $42.0 million increase in average loans combined with an 18 basis point (0.18%) increase in the yield on loans. The increase for the six months ended June 30, 2007 was the result of a $64.1 million increase in average loans combined with a 32 basis point (0.32%) rise in the yield on loans. The loan growth was primarily due to the Laurel acquisition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

Interest income on investments decreased $2.1 million in the second quarter of 2007 from the second quarter of 2006 mainly due to a $201 million decline in the average balance of investment securities. Interest income on investments decreased $3.3 million in the six months ended June 30, 2007 from the comparable period last year primarily from the $188 million decrease in the average balance of investment securities. The decline in average investment securities was the result of the balance sheet strategy of using pay downs and maturities to reduce borrowings. First Commonwealth holds no “High Risk” securities, nor does it own any securities of a single issuer exceeding 10% of shareholders’ equity other than U.S. Government Agency securities.

Interest on deposits for the three and six months ended June 30, 2007 increased $7.7 million, or 30.5%, and $15.9 million, or 32.7%, respectively, compared to the same periods in 2006. The average balance of interest-bearing deposits increased $343 million, or 9.8%, in the second quarter of 2007 compared to the second quarter of 2006 and $323 million, or 9.2%, in the first six months of 2007 compared to the same period in 2006. The growth was primarily due to the Laurel acquisition. The cost of deposits increased 49 basis points (0.49%) to 3.03% in the second quarter of 2007, and increased 54 basis points (0.54%) to 3.00% for the six months ended June 30, 2007 compared to the same periods in 2006. As part of the management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goal of providing customers with competitive rates while also minimizing its cost of funds.

Interest expense on short-term borrowings for the three and six months ended June 30, 2007 decreased $3.9 million, or 59.2%, and $5.3 million, or 41.1%, respectively, compared to the same periods in 2006. These decreases were primarily due to the $537.9 million decrease in average borrowings for the second quarter of 2007 compared to the second quarter of 2006 and the $261.9 million decrease in average borrowings for the six months ended June 30, 2007 compared to the same period in 2006. The decrease is primarily the result of management’s strategy of using investment pay downs and maturities to reduce borrowings.

Interest expense on long-term debt decreased $2.1 million, or 25.0%, for the second quarter of 2007 and $4.3 million, or 25.1%, for the six months ended June 30, 2007, compared to the same periods in 2006. The decreases were primarily due to the $207 million decrease in average borrowings for the second quarter of 2007 compared to the second quarter of 2006 and the $211 million decrease in average borrowings for the six months ended June 30, 2007 compared to the same period in 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended June 30:

	Average Balance Sheets and Net Interest Analysis
	2007			2006
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$557	$10	7.62%	$813	$10	5.10%
Tax-free investment securities	304,420	3,427	6.95	281,696	3,230	7.08
Taxable investment securities	1,278,179	15,609	4.90	1,501,812	17,953	4.79
Federal funds sold	74	2	5.30	1,098	13	4.81
Loans, net of unearned income (b)(c)(d)	3,692,625	62,813	7.03	3,650,617	60,487	6.85

Total interest-earning assets	5,275,855	81,861	6.51	5,436,036	81,693	6.29

Noninterest-earning assets:
Cash	84,120			76,139
Allowance for credit losses	(44,067)			(38,685)
Other assets	491,596			436,011

Total noninterest-earning assets	531,649			473,465

Total Assets	$5,807,504			$5,909,501

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$602,948	$2,705	1.80%	$580,267	$2,463	1.70%
Savings deposits (e)	1,132,360	6,474	2.29	1,129,949	5,140	1.82
Time deposits	2,106,084	23,693	4.51	1,788,520	17,579	3.94
Short-term borrowings	263,559	2,700	4.11	594,735	6,622	4.47
Long-term debt	577,178	6,450	4.48	783,921	8,596	4.40

Total interest-bearing liabilities	4,682,129	42,022	3.60	4,877,392	40,400	3.32

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	517,111			483,062
Other liabilities	32,335			26,941
Shareholders’ equity	575,929			522,106

Total noninterest-bearing funding sources	1,125,375			1,032,109

Total Liabilities and Shareholders’ Equity	$5,807,504			$5,909,501

Net Interest Income and Net Yield on Interest-Earning Assets		$39,839	3.31%		$41,293	3.31%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale in 2006.
(c)	Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

The following is an analysis of the average balance sheets and net interest income for the six months ended June 30:

	Average Balance Sheets and Net Interest Analysis
	2007			2006
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$590	$21	7.17%	$926	$24	5.22%
Tax-free investment securities	302,235	6,798	6.98	281,187	6,449	7.12
Taxable investment securities	1,329,255	32,487	4.93	1,537,970	36,141	4.74
Federal funds sold	967	26	5.30	2,622	59	4.59
Loans, net of unearned income (b)(c)(d)	3,714,927	126,726	7.09	3,650,784	118,801	6.77

Total interest-earning assets	5,347,974	166,058	6.54	5,473,489	161,474	6.21

Noninterest-earning assets:
Cash	83,609			76,968
Allowance for credit losses	(43,696)			(39,479)
Other assets	488,804			431,393

Total noninterest-earning assets	528,717			468,882

Total Assets	$5,876,691			$5,942,371

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$592,811	$5,276	1.79%	$569,245	$4,376	1.55%
Savings deposits (e)	1,127,468	12,554	2.25	1,154,828	10,122	1.77
Time deposits	2,108,210	46,627	4.46	1,781,022	34,068	3.86
Short-term borrowings	350,367	7,646	4.40	612,287	12,986	4.28
Long-term debt	579,223	12,865	4.48	790,405	17,182	4.38

Total interest-bearing liabilities	4,758,079	84,968	3.60	4,907,787	78,734	3.24

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	510,332			481,904
Other liabilities	31,187			27,850
Shareholders’ equity	577,093			524,830

Total noninterest-bearing funding sources	1,118,612			1,034,584

Total Liabilities and Shareholders’ Equity	$5,876,691			$5,942,371

Net Interest Income and Net Yield on Interest-Earning Assets		$81,090	3.34%		$82,740	3.31%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale in 2006.
(c)	Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Changes in Net Interest Income
	(dollars in thousands)
	Three Months Ended June 30, 2007 Compared with June 30, 2006			Six Months Ended June 30, 2007 Compared with June 30, 2006
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$-0-	$(3)	$3	$(3)	$(9)	$6
Tax-free investment securities	197	401	(204)	349	743	(394)
Taxable investment securities	(2,344)	(2,671)	327	(3,654)	(4,906)	1,252
Federal funds sold	(11)	(12)	1	(33)	(38)	5
Loans	2,326	716	1,610	7,925	2,153	5,772

Total interest income	168	(1,569)	1,737	4,584	(2,057)	6,641

Interest-bearing liabilities:
Interest-bearing demand deposits	242	96	146	900	181	719
Savings deposits	1,334	11	1,323	2,432	(240)	2,672
Time deposits	6,114	3,121	2,993	12,559	6,259	6,300
Short-term borrowings	(3,922)	(3,691)	(231)	(5,340)	(5,555)	215
Long-term debt	(2,146)	(2,266)	120	(4,317)	(4,591)	274

Total interest expense	1,622	(2,729)	4,351	6,234	(3,946)	10,180

Net interest income	$(1,454)	$1,160	$(2,614)	$(1,650)	$1,889	$(3,539)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

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

For the three months ended June 30, 2007, non-accrual loans increased $35.0 million primarily due to the reclassification of a $30.0 million commercial credit relationship that has been monitored since the second quarter of 2006 when management determined and disclosed that this credit had experienced deterioration. This credit relationship was previously classified as substandard and management had established adequate reserves to cover potential losses. Therefore, classification as non-accrual did not result in an additional provision for credit loss for the second quarter of 2007.

The provision for credit losses decreased $1.9 million in the second quarter of 2007 to $2.4 million from the $4.3 million reported in the second quarter of 2006. The provision was higher in 2006 primarily due to the $30 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Provision for Credit Losses (continued)

commercial credit relationship discussed above. The allowance for credit losses was $44.0 million at June 30, 2007, which represents a ratio of 1.18% of average loans outstanding compared to 1.07% reported at June 30, 2006. Net credit losses for the second quarter of 2007 decreased $1.5 million compared with the second quarter of 2006.

The provision for credit losses increased $188 thousand to $5.4 million in the six months ended June 30, 2007 from the $5.2 million reported in the comparable period last year. Net credit losses decreased $1.6 million for the six months ended June 30, 2007 compared with the same period last year.

First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan marketplace and therefore does not have any exposure to sub-prime mortgage loans in its loan or investment portfolio.

Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2007.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30:

	2007	2006
	(dollars in thousands)
Balance, beginning of year	$42,648	$39,492
Loans charged off:
Commercial, financial and agricultural	1,124	1,431
Loans to individuals	2,129	1,931
Real estate-construction	-0-	49
Real estate-commercial	178	243
Real estate-residential	1,396	1,376
Lease financing receivables	10	34

Total loans charged off	4,837	5,064

Recoveries of loans previously charged off:
Commercial, financial and agricultural	308	449
Loans to individuals	309	307
Real estate-construction	-0-	-0-
Real estate-commercial	89	-0-
Real estate-residential	57	17
Lease financing receivables	-0-	-0-

Total recoveries	763	773

Net charge offs	4,074	4,291
Credit losses on loans transferred to held for sale	-0-	1,387

Net Credit Losses	4,074	5,678
Provision charged to expense	5,394	5,206

Balance, end of period	$43,968	$39,020

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Non-Interest Income

The following table presents the components of non-interest income for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Non-Interest Income
Net securities gains	$150	$19	$755	$82
Trust income	1,518	1,481	2,936	2,875
Service charges on deposit accounts	4,517	4,144	8,682	8,013
Insurance commissions	857	595	1,587	1,314
Income from bank owned life insurance	1,520	1,414	3,010	2,789
Card related interchange income	1,634	1,391	3,119	2,689
Other operating income	2,205	2,022	3,738	3,600

Total non-interest income	$12,401	$11,066	$23,827	$21,362

Total non-interest income for the three and six month periods ended June 30, 2007 increased $1.3 million or 12.1%, and $2.5 million or 11.5%, respectively, compared to the same periods in 2006 due to increases in insurance commissions, service charges on deposits, card related interchange income and other operating income.

Net securities gains were $150 thousand for the second quarter of 2007 and $755 thousand for the first six months of 2007 compared to $19 thousand and $82 thousand for the corresponding periods in 2006. The increase in 2007 was primarily due to trust preferred investment securities that were called at a premium.

Service charges on deposits, which continue to be First Commonwealth’s most significant component of non-interest income, increased $373 thousand for the second quarter of 2007 and $669 thousand for the first six months of 2007 compared to the corresponding periods of 2006. The increase was primarily due to the acquisition of Laurel in August 2006, the opening of new de novo offices and higher fees.

Income from bank owned life insurance increased $106 thousand during the second quarter of 2007 and $221 thousand during the first six months of 2007 compared to the corresponding periods in 2006. The increase was primarily due to additional policies acquired in connection with the Laurel acquisition.

Card related interchange income includes income on debit, credit, and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $243 thousand during the second quarter of 2007 and $430 thousand during the first six months of 2007 compared to the same periods in 2006 primarily due to additional volume from existing cards and new volume from Laurel.

Other operating income increased $183 thousand during the second quarter of 2007 and $138 thousand for the first six months of 2007 compared to the same periods in 2006. This increase includes a $550 thousand gain from the sale of First Commonwealth’s municipal bond servicing business during the second quarter of 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$18,588	$17,235	$38,872	$36,592
Net occupancy expense	3,398	2,785	6,751	6,187
Furniture and equipment expense	2,914	2,915	5,631	5,682
Advertising expense	340	349	1,435	692
Data processing expense	925	820	1,879	1,615
Pennsylvania shares tax expense	1,415	1,358	2,884	2,708
Intangible amortization	870	566	1,740	1,131
Other operating expenses	8,433	7,194	15,460	14,208

Total non-interest expense	$36,883	$33,222	$74,652	$68,815

Total non-interest expense was $36.9 million for the second quarter of 2007 and $74.7 million for the first six months ended June 30, 2007, reflecting an increase of $3.7 million and $5.9 million, respectively, over the corresponding periods in 2006.

Salaries and employee benefit costs increased $1.4 million for the second quarter of 2007 and $2.3 million for the six months ended June 30, 2007 compared to the same periods in 2006. The increase was mainly as a result of payments under a separation agreement with the former President and Chief Executive Officer of First Commonwealth Financial Corporation in the amount of $746 thousand, payments under a separation agreement with First Commonwealth Bank’s former President and Chief Executive Officer in the amount of $299 thousand, as well as salaries and benefits for additional branch personnel from the Laurel merger. Full time equivalent employees were 1,577 at the end of the second quarter of 2007 compared to 1,528 at the end of the second quarter of 2006.

Net occupancy expense increased $613 thousand for the second quarter of 2007 and $564 thousand during the first six months of 2007 compared to the corresponding periods in 2006 primarily due to branch expansion and building repairs and maintenance.

Advertising expense increased $743 million for the six months ended June 30, 2007 compared to the prior year period primarily due to strategic marketing initiatives.

Intangible amortization increased $304 thousand for the second quarter of 2007 and $609 thousand during the first six months of 2007 compared to the corresponding periods in 2006 due to amortization of the intangibles recorded in the acquisition of Laurel.

Other operating expenses increased $1.2 million for the second quarter and $1.3 million for the six month period primarily due to strategic marketing initiatives and other professional fees.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Income Tax

Income tax expense decreased $1.2 million for the second quarter of 2007 and $2.4 million for the first six months ended June 30, 2007 compared to the corresponding periods in 2006. First Commonwealth’s effective tax rate was 11.2% for the second quarter of 2007 and 10.0% for the first six months of 2007 compared to 17.6% and 16.3% for the corresponding periods of 2006. Nontaxable income and tax credits had a larger impact on the effective tax rate in 2007 due to a decline in pretax income of $1.9 million for the second quarter and $5.2 million for the first six months ended June 30, 2007 compared to 2006. Management expects the effective tax rate to be approximately 10.2% for the remainder of 2007.

LIQUIDITY

Liquidity refers to First Commonwealth’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from the banking subsidiary’s core deposit base and the maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the purchase of overnight Federal funds, borrowings through the use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank. Additionally, First Commonwealth’s banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide a source of liquidity.

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Interest-bearing demand deposits	$108,900	$105,073
Savings deposits	1,652,199	1,597,974
Time deposits	2,116,609	2,100,942

Total interest-bearing deposits	$3,877,708	$3,803,989

At June 30, 2007 noninterest-bearing deposits increased $7.6 million and interest-bearing deposits increased $73.7 million compared to December 31, 2006. Savings deposits represented the largest increase in interest-bearing deposits.

At June 30, 2007, total interest-earning assets were $5.2 billion, a decrease of $304.6 million from $5.5 billion at December 31, 2006. Total investments decreased $195.8 million for the first six months of 2007 as management

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

continues to use proceeds from maturities and pay downs in the investment portfolio to reduce borrowings based on the current yield curve environment. Total loans decreased $109.1 million for the first six months of 2007 partly due to a $58.4 million expected run off in the residential Mortgage portfolio.

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity. These securities are classified as “securities available for sale” and while First Commonwealth does not have specific intentions to sell these securities they have been designated as “available for sale” because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of June 30, 2007, securities available for sale had an amortized cost and market value of $1.5 billion.

The following table shows a breakdown of loans by categories as of the periods presented:

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(dollars in thousands)
Commercial, financial, agricultural and other	$866,590	$854,843	$861,427	$831,040	$820,365
Real estate—construction	123,844	101,719	92,192	87,050	91,284
Real estate—residential	1,288,089	1,312,389	1,346,503	1,374,613	1,195,660
Real estate—commercial	899,669	914,389	935,635	948,914	980,347
Loans to individuals	496,228	519,711	547,253	575,948	594,886
Leases, net of unearned income	305	494	864	1,281	1,964

Gross loans and leases	3,674,725	3,703,545	3,783,874	3,818,846	3,684,506
Unearned income	(37)	(47)	(57)	(70)	(83)

Total loans and leases net of unearned income	$3,674,688	$3,703,498	$3,783,817	$3,818,776	$3,684,423

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Interest Sensitivity (continued)

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected inversely to interest rate changes. In other words, if interest rates fall, a negative gap should tend to produce a positive effect on earnings, and if interest rates rise, a negative gap should tend to affect earnings negatively. The cumulative gap at the 365 day repricing period was negative in the amount of $1.5 billion or 26.77% of total assets at June 30, 2007.

The primary components of ISA include adjustable rate loans and investments. The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated:

	June 30, 2007
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,283,308	$186,494	$337,031	$1,806,833
Investments	193,989	83,233	136,752	413,974
Other interest-earning assets	1,310	-0-	-0-	1,310

Total interest-sensitive assets	1,478,607	269,727	473,783	2,222,117

Certificates of deposit	629,239	314,393	757,736	1,701,368
Other deposits	1,761,209	-0-	-0-	1,761,209
Borrowings	228,906	2,240	63,935	295,081

Total interest-sensitive liabilities	2,619,354	316,633	821,671	3,757,658

Gap	$(1,140,747)	$(46,906)	$(347,888)	$(1,535,541)

ISA/ISL	0.56	0.85	0.58	0.59
Gap/Total assets	19.89%	0.82%	6.07%	26.77%

	December 31, 2006
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,278,277	$209,613	$352,700	$1,840,590
Investments	223,603	123,501	167,478	514,582
Other interest-earning assets	985	-0-	-0-	985

Total interest-sensitive assets	1,502,865	333,114	520,178	2,356,157

Certificates of deposit	542,030	484,103	554,257	1,580,390
Other deposits	1,703,163	-0-	-0-	1,703,163
Borrowings	550,284	4,464	44,022	598,770

Total interest-sensitive liabilities	2,795,477	488,567	598,279	3,882,323

Gap	$(1,292,612)	$(155,453)	$(78,101)	$(1,526,166)

ISA/ISL	0.54	0.68	0.87	0.61
Gap/Total assets	21.39%	2.57%	1.29%	25.25%

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

First Commonwealth’s asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 200 basis point (2.0%) parallel movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case. The analysis at June 30, 2007, indicated that a 200 basis point (2.0%) increase in interest rates would decrease net interest income by 46 basis points (0.46%) below the base case scenario, and a 200 basis point (2.0%) decrease in interest rates would decrease net interest income by 208 basis points (2.08%) below the base case scenario over the next twelve months, both within policy limits.

First Commonwealth’s ALCO is responsible for the identification, assessment and management of interest rate risk exposure, liquidity, capital adequacy and investment portfolio position. The primary objective of the ALCO process is to ensure that First Commonwealth’s balance sheet structure maintains prudent levels of risk within the context of currently known and forecasted economic conditions and to establish strategies which provide First Commonwealth with an appropriate return for the assumption of those risks. The ALCO evaluates the use of derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities. The ALCO strategies are established by First Commonwealth’s senior management.

CREDIT REVIEW

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

Loans are generally placed in non-accrual status when they become contractually past due 90 days or more as to principal or interest payments. Exceptions are made for loans that are well secured and in the process of collection. Troubled debt restructured loans have terms that have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies amounts of loan losses and nonperforming loans. A loan is placed in non-accrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt.

	June 30,
	2007	2006
	(dollars in thousands)
Nonperforming Loans:
Loans on non-accrual basis	$47,738	$14,785
Troubled debt restructured loans	154	166

Total nonperforming loans	$47,892	$14,951

Loans past due in excess of 90 days and still accruing	$13,858	$15,928
Other real estate owned	$1,241	$1,930
Loans outstanding at end of period (a)	$3,674,688	$3,684,423
Average loans outstanding (b)	$3,714,927	$3,650,784
Nonperforming loans as a percentage of total loans	1.30%	0.41%
Provision for credit losses	$5,394	$5,206
Allowance for credit losses	$43,968	$39,020
Net charge offs	$4,074	$4,291
Reduction in allowance for credit losses due to transfer of credit to held for sale	$-0-	$1,387
Net credit losses	$4,074	$5,678
Net credit losses as a percentage of average loans outstanding (annualized)	0.22%	0.31%
Provision for credit losses as a percentage of net credit losses	132.40%	91.69%
Allowance for credit losses as a percentage of average loans outstanding	1.18%	1.07%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.20%	1.06%
Allowance for credit losses as a percentage of nonperforming loans	91.81%	260.99%

(a)	Includes loans held for sale of $4.4 million in 2006.
(b)	Includes average loans held for sale of $711 thousand in 2006.

First Commonwealth considers a loan to be impaired when, based on current information and events, it is probable that the company will be unable to collect principal or interest that is due in accordance with the contractual terms of the loan. Impaired loans include non-accrual loans and troubled debt restructured loans.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at June 30, 2007 and June 30, 2006:

	2007	2006
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$47,892	$14,951
Allowance for credit losses related to impaired loans	$11,530	$2,276
Impaired loans with an allocation of the allowance for credit losses	$41,461	$7,636
Impaired loans with no allocation of the allowance for credit losses	$6,431	$7,315
Income recorded on impaired loans on a cash basis	$174	$59

Nonperforming loans at June 30, 2007, increased $32.9 million to $47.9 million compared to June 30, 2006. This increase was primarily due to the reclassification of a $30.0 million commercial credit relationship that has been monitored since the second quarter of 2006 when management disclosed that this credit had experienced deterioration. This credit relationship was previously classified as substandard and management had provided reserves as part of the loan loss reserve methodology to cover expected losses. Therefore, classification as impaired did not result in an additional provision for loan loss expense for the second quarter of 2007.

Loans past due in excess of 90 days and still accruing decreased $2.1 million, or 13.0%, to $13.9 million compared to June 30, 2006 and net credit losses for the second quarter of 2007 decreased $1.5 million from the comparable period in 2006.

In 2006, First Commonwealth purchased $7.0 million in loans from Equipment Finance LLC (“EFI”); a division of Sterling Financial Corporation of Lancaster, Pennsylvania (“Sterling”). EFI provides commercial financing for the soft pulp logging and land-clearing industries, primarily in the southeastern United States. On April 19, 2007, Sterling announced that it had commenced an investigation into financial irregularities related to certain financing contracts at EFI. Presently, First Commonwealth is working with both Sterling and EFI to determine which purchased loans are affected by these irregularities. At June 30, 2007, the balance in this portfolio was $6.2 million. First Commonwealth has classified $2.4 million of this portfolio as non-accrual because these loans are 90 days or more past due.

First Commonwealth’s loan portfolio continues to be monitored by senior management to identify potential portfolio risks and detect potential credit deterioration in the early stages. First Commonwealth has a “Watch List Committee” which includes credit workout officers of the bank. The Watch List Committee reviews watch list credits for workout progress or deterioration. Loan loss adequacy and the status of significant nonperforming credits are monitored on a quarterly basis by a committee made up of senior officers of the bank and holding company. These committees were established to provide additional internal monitoring and analysis in addition to that provided by the Credit Committees of the bank and holding company. Credit risk is mitigated during the loan origination process through the use of sound underwriting policies and collateral requirements as well as the previously described committee structure. Management also attempts to minimize loan losses by analyzing and modifying collection techniques on a periodic basis. Management believes that the allowance for credit losses and nonperforming loans is appropriate for the estimated inherent losses in the loan portfolio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

At June 30, 2007, shareholders’ equity was $560.2 million, a decrease of $11.2 million from December 31, 2006. A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable ratio of equity to assets.

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

The minimum leverage ratio is not specifically defined, but is generally expected to be three to five percent for all but the most highly rated banks, as determined by a regulatory rating system.

The table below presents First Commonwealth’s capital position at June 30, 2007:

	Capital Amount	Ratio
	(dollars in thousands)
Tier I Capital to Risk Weighted Assets	$494,087	11.5%
Risk-Based Requirement	$172,648	4.0%

Total Capital to Risk Weighted Assets	$538,643	12.5%
Risk-Based Requirement	$345,295	8.0%

Minimum Leverage Capital	$494,087	8.8%
Minimum Leverage Requirement	$168,948	3.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively. At June 30, 2007, First Commonwealth’s banking subsidiary exceeded those requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in ITEM 2 of this report under the caption “Interest Sensitivity” is incorporated by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

First Commonwealth carried out an evaluation, under the supervision and with the participation of First Commonwealth’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of First Commonwealth’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that the information that First Commonwealth is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission. Based upon their evaluation, First Commonwealth’s Chief Executive Officer and Chief Financial Officer concluded that First Commonwealth’s disclosure controls and procedures were not effective as of June 30, 2007, because First Commonwealth was late in filing two Current Reports on Form 8-K to report the adoption of a short term incentive compensation plan and a long term incentive compensation plan by the Compensation Committee of First Commonwealth’s Board of Directors. First Commonwealth has advised the members of the Compensation Committee and senior management in First Commonwealth’s Human Resources department of the obligation to report decisions with respect to the compensation of First Commonwealth’s Chief Executive Officer, Chief Financial Officer and other “named executive officers” and will adopt appropriate procedures to require that all such decisions be promptly reported to the Chief Executive Officer and Chief Financial Officer for evaluation and disclosure. As a result of these remedial measures, First Commonwealth’s Chief Executive Officer and Chief Financial Officer believe that the company’s disclosure controls and procedures will be effective for the timely reporting of required compensation disclosures in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

2007 Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	N/A	N/A	N/A	N/A
May 1 – 31	75,600	$11.29	75,600	924,400
June 1 – 30	192,236	$11.17	192,236	732,164

Total	267,836	$11.20	267,836	732,164

All shares were acquired by First Commonwealth through a publicly announced plan. The plan to acquire the shares was announced through a press release dated May 15, 2007, which was furnished to the Securities and Exchange Commission by a Current Report on Form 8-K filed May 16, 2007. The plan authorizes the purchase of up to one million shares of First Commonwealth’s common stock in the open market. The plan does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2007, the Annual Meeting of Shareholders of First Commonwealth Financial Corporation was held. A total of 57,426,195 of First Commonwealth’s shares were present or represented by proxy at the meeting. First Commonwealth’s shareholders voted upon the election of 4 persons, named in the Proxy Statement, to serve as directors of First Commonwealth for terms expiring in 2010. All directors were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes “For” and “Withheld”. There were no abstentions in regards to the election of the directors.

	Number of Votes
Name	For	Withheld
Julie A. Caponi	55,879,092	1,547,103
David S. Dahlmann	56,267,559	1,158,636
John J. Dolan	56,174,548	1,251,647
Julia E. Trimarchi Cuccaro	55,879,730	1,546,465

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
10.1	Separation Agreement and General Release dated April 13, 2007 entered into between FCFC and Gerard M. Thomchick	Filed herewith

3.1	Bylaws of the Registrant (as amended July 17, 2007)	Exhibit 3.1 to Form 8-K filed July 23, 2007

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: August 6, 2007	/s/ John J. Dolan
John J. Dolan, President and Chief Executive Officer

DATED: August 6, 2007	/s/ Edward J. Lipkus, III
Edward J. Lipkus, III, Executive Vice President and Chief Financial Officer