Form 10-Q
period 2007-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2007-11-05
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of October 31, 2007 was 73,093,497.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2007	December 31, 2006
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$86,499	$95,134
Interest-bearing bank deposits	1,060	985
Securities available for sale, at market value	1,460,909	1,644,690
Securities held to maturity, at amortized cost, (Market value $74,019 in 2007 and $80,156 in 2006)	73,024	78,501

Loans:
Portfolio loans	3,660,153	3,783,874
Unearned income	(30)	(57)
Allowance for credit losses	(43,210)	(42,648)

Net loans	3,616,913	3,741,169

Premises and equipment, net	70,133	68,901
Other real estate owned	1,803	1,507
Goodwill	159,956	160,366
Amortizing intangibles, net	14,272	16,869
Other assets	237,527	235,794

Total assets	$5,722,096	$6,043,916

Liabilities
Deposits (all domestic):
Noninterest-bearing	$522,810	$522,451
Interest-bearing	3,811,133	3,803,989

Total deposits	4,333,943	4,326,440
Short-term borrowings	237,734	500,014
Other liabilities	44,156	52,681

Subordinated debentures	108,250	108,250
Other long-term debt	435,781	485,170

Total long-term debt	544,031	593,420

Total liabilities	5,159,864	5,472,555

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 100,000,000 shares authorized; 75,100,431 shares issued and 73,086,247 shares outstanding in 2007; 75,100,431 shares issued and 73,916,377 shares outstanding in 2006	75,100	75,100
Additional paid-in capital	207,310	208,313
Retained earnings	319,472	322,415
Accumulated other comprehensive loss, net	(6,736)	(7,914)
Treasury stock (2,014,184 and 1,184,054 shares at September 30, 2007 and December 31, 2006, respectively, at cost)	(22,814)	(14,953)
Unearned ESOP shares	(10,100)	(11,600)

Total shareholders’ equity	562,232	571,361

Total liabilities and shareholders’ equity	$5,722,096	$6,043,916

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$63,737	$64,575	$190,463	$183,376
Interest and dividends on investments:
Taxable interest	14,259	16,859	45,293	51,610
Interest exempt from Federal income taxes	3,424	3,215	10,222	9,664
Dividends	753	776	2,206	2,166
Interest on Federal funds sold	57	17	83	76
Interest on bank deposits	8	15	29	39

Total interest income	82,238	85,457	248,296	246,931

Interest Expense
Interest on deposits	33,786	28,254	98,243	76,820
Interest on short-term borrowings	1,977	7,338	9,623	20,324

Interest on subordinated debentures	2,130	2,134	6,370	6,285
Interest on other long-term debt	4,211	5,453	12,836	18,484

Total interest on long-term debt	6,341	7,587	19,206	24,769

Total interest expense	42,104	43,179	127,072	121,913

Net Interest Income	40,134	42,278	121,224	125,018
Provision for credit losses	2,296	3,038	7,690	8,244

Net Interest Income after provision for credit losses	37,838	39,240	113,534	116,774

Non-Interest Income
Net securities gains	16	5	771	87
Trust income	1,517	1,482	4,453	4,357
Service charges on deposit accounts	4,609	4,361	13,291	12,374
Gain on extinguishment of debt	-0-	1,283	-0-	1,553
Insurance commissions	1,064	801	2,651	2,115
Income from bank owned life insurance	1,534	1,451	4,544	4,240
Card related interchange income	1,654	1,398	4,773	4,087
Other operating income	1,819	1,609	5,557	4,939

Total non-interest income	12,213	12,390	36,040	33,752

Non-Interest Expense
Salaries and employee benefits	18,401	17,690	57,273	54,282
Net occupancy expense	3,475	2,845	10,226	9,032
Furniture and equipment expense	3,243	2,998	8,874	8,680
Advertising expense	475	417	1,910	1,109
Data processing expense	942	903	2,821	2,518
Pennsylvania shares tax expense	1,439	1,349	4,323	4,057
Intangible amortization	857	658	2,597	1,789
Other operating expenses	7,648	6,582	23,108	20,790

Total non-interest expense	36,480	33,442	111,132	102,257

Income before income taxes	13,571	18,188	38,442	48,269
Applicable income taxes	1,352	2,796	3,840	7,713

Net Income	$12,219	$15,392	$34,602	$40,556

Average Shares Outstanding	72,589,329	70,875,018	72,959,307	70,004,534
Average Shares Outstanding Assuming Dilution	72,705,753	71,177,930	73,128,040	70,382,511
Per Share Data:
Basic Earnings per Share	$0.17	$0.22	$0.47	$0.58
Diluted Earnings per Share	$0.17	$0.22	$0.47	$0.58
Cash Dividends Declared per Common Share	$0.17	$0.17	$0.51	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	34,602	-0-	-0-	-0-	34,602
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	1,599	-0-	-0-	1,599
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(501)	-0-	-0-	(501)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	80	-0-	-0-	80

Total other comprehensive income	-0-	-0-	-0-	1,178	-0-	-0-	1,178

Total comprehensive income							35,780

Cash dividends declared	-0-	-0-	(37,545)	-0-	-0-	-0-	(37,545)

Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,500	1,500

Discount on dividend reinvestment plan purchases	-0-	(688)	-0-	-0-	-0-	-0-	(688)

Tax benefit of stock options exercised	-0-	28	-0-	-0-	-0-	-0-	28

Treasury stock acquired	-0-	-0-	-0-	-0-	(9,971)	-0-	(9,971)

Treasury stock reissued	-0-	(343)	-0-	-0-	2,110	-0-	1,767

Balance at September 30, 2007	$75,100	$207,310	$319,472	$(6,736)	$(22,814)	$(10,100)	$562,232

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045
Comprehensive income
Net income	-0-	-0-	40,556	-0-	-0-	-0-	40,556
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	89	-0-	-0-	89
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(54)	-0-	-0-	(54)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	555	-0-	-0-	555

Total other comprehensive income	-0-	-0-	-0-	590	-0-	-0-	590

Total comprehensive income							41,146

Cash dividends declared	-0-	-0-	(36,542)	-0-	-0-	-0-	(36,542)

Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,500	1,500

Discount on dividend reinvestment plan purchases	-0-	(677)	-0-	-0-	-0-	-0-	(677)

Tax benefit of stock options exercised	-0-	91	-0-	-0-	-0-	-0-	91

Treasury stock reissued	-0-	(1,205)	-0-	-0-	4,043	-0-	2,838

Stock issued for acquisition	3,122	36,445	-0-	-0-	-0-	-0-	39,567

Balance at September 30, 2006	$75,100	$208,621	$322,583	$(9,065)	$(16,171)	$(12,100)	$568,968

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Operating Activities
Net income	$34,602	$40,556
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,690	8,244
Deferred taxes	(3,638)	(901)
Depreciation and amortization	9,138	8,770
Net gains on sales of securities and other assets	(1,426)	(273)
Net amortization of premiums and discounts on securities	587	1,522
Net amortization of premiums and discounts on long-term debt	(3,552)	(5,476)
Income from increase in cash surrender value of bank owned life insurance	(4,544)	(4,240)
Decrease (increase) in interest receivable	3,348	(1,562)
(Decrease) increase in interest payable	(1,946)	1,021
Increase in income taxes payable	2,004	1,506
Net decrease in loans held for sale	-0-	1,276
Other-net	(5,483)	(7,092)

Net cash provided by operating activities	36,780	43,351

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	5,742	7,318
Transactions in securities available for sale:
Proceeds from sales	1,087	5,566
Proceeds from maturities and redemptions	342,937	320,149
Purchases	(158,634)	(122,168)
Proceeds from sales of other assets	5,273	5,332
Acquisition, net of cash received	-0-	60,264
Net increase in interest-bearing deposits with banks	(75)	(7,513)
Net decrease in loans	111,737	3,051
Purchases of premises and equipment	(7,818)	(10,749)

Net cash provided by investing activities	300,249	261,250

Financing Activities
Repayments of other long-term debt	(54,337)	(128,324)
Proceeds from issuance of long-term debt	10,000	-0-
Discount on dividend reinvestment plan purchases	(688)	(677)
Dividends paid	(37,687)	(35,957)
Net decrease in Federal funds purchased	(77,800)	(38,025)
Net decrease in other short-term borrowings	(184,479)	(154,847)
Net increase in deposits	7,503	59,524
Proceeds from sale of treasury stock	1,767	2,635
Purchase of treasury stock	(9,971)	-0-
Stock option tax benefit	28	91

Net cash used in financing activities	(345,664)	(295,580)

Net (decrease) increase in cash and cash equivalents	(8,635)	9,021
Cash and cash equivalents at January 1	95,134	86,130

Cash and cash equivalents at September 30	$86,499	$95,151

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

September 30, 2007

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

The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2006 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations, corporate governance information, policies, and documents as well as information about products and services offered by First Commonwealth. First Commonwealth includes its website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and does not intend it to be an active link to First Commonwealth’s website.

NOTE 2 Supplemental Other Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	September 30, 2007			September 30, 2006
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$2,460	$(861)	$1,599	$137	$(48)	$89
Less: reclassification adjustment for gains included in net income	(771)	270	(501)	(83)	29	(54)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	123	(43)	80	854	(299)	555

Net unrealized gains	1,812	(634)	1,178	908	(318)	590

Other comprehensive income	$1,812	$(634)	$1,178	$908	$(318)	$590

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

September 30, 2007

(Unaudited)

NOTE 3 Supplemental Cash Flow Disclosures

	2007	2006
	(dollars in thousands)
Cash paid during the first nine months of the year for:
Interest	$124,041	$126,333
Income taxes	$4,450	$7,313
Noncash investing and financing activities:
ESOP loan reductions	$1,500	$1,500
Loans transferred to other real estate owned and repossessed assets	$4,502	$4,112
Gross increase in market value adjustment to securities available for sale	$1,689	$54
Treasury stock reissued for business combination	$-0-	$203

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives Federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $3.6 million, which consists of the limited partnership investments as of September 30, 2007. Based on FIN 46R, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses is recognized as incurred.

NOTE 5 Commitments and Letters of Credit

Standby letters of credit are conditional commitments issued by First Commonwealth to guarantee the performance of a customer to a third party. The contract or notional amount of these instruments reflects the maximum amount of future payments that First Commonwealth could be required to pay under the guarantees if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The following table identifies the notional amount of those instruments at September 30, 2007:

(dollars in thousands)
Commitments to extend credit	$1,156,276
Financial standby letters of credit	$73,457
Performance standby letters of credit	$17,932

The current notional amounts outstanding above include financial standby letters of credit of $18.9 million and performance standby letters of credit of $11.8 million issued during the first nine months of 2007. A liability of $444 thousand has been recorded which represents the fair value of letters of credit issued in 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

September 30, 2007

(Unaudited)

NOTE 6 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at September 30, 2007 by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Corporations and Agencies	$24,899	$(101)	$84,775	$(226)	$109,674	$(327)
U.S. Government Agency CMO and MBS	194,433	(958)	559,971	(14,381)	754,404	(15,339)
Corporate Securities	39,500	(438)	11,162	(152)	50,662	(590)
Municipal Securities	71,587	(1,221)	684	(17)	72,271	(1,238)
Other Mortgage Backed Securities	-0-	-0-	252	(2)	252	(2)

Total Debt Securities	330,419	(2,718)	656,844	(14,778)	987,263	(17,496)
Equities	8,845	(1,010)	133	(23)	8,978	(1,033)

Total Securities	$339,264	$(3,728)	$656,977	$(14,801)	$996,241	$(18,529)

Management does not believe any individual loss as of September 30, 2007 represents an other-than-temporary impairment. The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer. Management has both the intent and ability to hold the securities represented in the table for the time necessary to collect the contractual principal and interest.

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

NOTE 8 Acquisitions and Dispositions

On August 28, 2006, First Commonwealth completed its acquisition of Laurel Capital Group, Inc. (“Laurel”) for a total cost of approximately $56.1 million, which was paid in common stock valued at $39.5 million and $16.6 million in cash. Laurel was the holding company for Laurel Savings Bank with approximately $313.8 million in assets and 8 branch offices located in Allegheny and Butler counties in Pennsylvania. First Commonwealth recorded goodwill and core deposit intangibles totaling approximately $37.3 million and $3.5 million, respectively, in the acquisition of Laurel. Any pre-acquisition contingency adjustments to the fair values or other purchase accounting adjustments, determinable within twelve months from the acquisition dates, would result in adjustments to goodwill.

NOTE 9 Derivative Instruments

First Commonwealth has interest rate derivatives that are not designated as hedging instruments. The derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

September 30, 2007

(Unaudited)

NOTE 9 Derivative Instruments (continued)

notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the market value of the swaps offset each other and therefore do not have an impact on First Commonwealth’s results of operations.

NOTE 10 New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards No. 159 (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Effective for fiscal years beginning after November 15, 2007, FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Management is currently evaluating how FAS 159 will affect First Commonwealth’s financial condition or results of operations upon adoption.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2007 and 2006, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the adequacy of First Commonwealth’s allowance for credit losses. Forward looking statements describe First Commonwealth’s future plans, strategies and expectations and can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond the control of First Commonwealth and which may cause actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Such risks and uncertainties include, among other things:

•	competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly;

•	adverse changes in the economy or business conditions, either nationally or in First Commonwealth’s market areas, which could increase credit-related losses and expenses and/or limit growth;

•	increases in defaults by borrowers and other delinquencies, which could result in an increased provision for losses on loans and related expenses;

•	fluctuations in interest rates and market prices, which could reduce our net interest margin and asset valuations and increase expenses;

•

the consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to our detriment;

•	changes in legislative or regulatory requirements applicable to First Commonwealth, which could increase costs, limit certain operations and adversely affect results of operations;

•	changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers’ businesses; and

•

other risks and uncertainties described in this report and the other reports that First Commonwealth files with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Earnings growth continues to be a challenge in this unusual interest rate environment, with short-term interest rates higher than intermediate-term interest rates. Financial institutions that rely on net interest income as their main source of income, such as First Commonwealth, find the inverted yield curve environment to be difficult.

As a result of this yield curve environment, funds from maturities and pay downs of investment securities have been used primarily to reduce borrowings. This balance sheet positioning reduces interest-earning assets which results in lower net interest income but stabilizes the net interest margin. First Commonwealth may reevaluate its ability to reinvest these cash flows depending on changes in the present interest rate environment.

First Commonwealth reported third quarter 2007 net income of $12.2 million or $0.17 per diluted share compared to $15.4 million or $0.22 per diluted share in the same period last year. The decrease of $3.2 million in net income was due to lower net interest income, higher non-interest expense and an $834 thousand after tax gain on extinguishment of debt recorded during the third quarter of 2006.

The return on average equity and average assets was 8.59% and 0.85%, respectively, during the third quarter of 2007 compared to 11.29% and 1.02%, respectively, for the third quarter of 2006.

First Commonwealth reported net income of $34.6 million or $0.47 per diluted share for the first nine months ended September 30, 2007 compared to $40.6 million or $0.58 per diluted share in the same period last year. The decrease in net income was due to a decline in net interest income and higher non-interest expense partly offset by an increase in non-interest income and a lower provision for credit losses.

The return on average equity and average assets was 8.08% and 0.80%, respectively, for the nine months ended September 30, 2007 compared to 10.23% and 0.91%, respectively, for the prior year period.

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the three and nine months ended September 30, 2007 compared to the prior year periods:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net income per diluted share, prior year period	$0.22	$0.58

Increase (decrease) from changes in:
Net interest income	(0.04)	(0.12)
Provision for credit losses	0.01	0.01
Security transactions	0.00	0.01
Gain on extinguishment of debt	(0.02)	(0.02)
Other operating income	0.01	0.02
Salaries and employee benefits	(0.01)	(0.01)
Occupancy and equipment costs	(0.01)	(0.01)
Intangible amortization	0.00	(0.01)
Other operating expenses	(0.01)	(0.04)
Applicable income taxes	0.02	0.06

Net income per diluted share	$0.17	$0.47

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income

Net interest income, the primary component of revenue for First Commonwealth, is defined as the difference between income on interest-earning assets and the cost of funds supporting those assets. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax equivalent adjustment to net interest income was $3.6 million and $3.7 million for the third quarter of 2007 and 2006, respectively, and $11.1 million and $10.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Net interest income decreased $2.1 million, or 5.1%, for the quarter ended September 30, 2007 compared to the same period in 2006 primarily due to higher interest expense on deposits, lower loan balances, and lower investment balances partly offset by a decrease in borrowings. Average interest-bearing deposits increased $209.3 million, average loans decreased $76.4 million, average investment securities decreased $215.9 million, and average borrowings decreased $515.5 million. Management continues to use proceeds from maturities and pay downs in the investment portfolio to reduce borrowings based on the current yield curve environment. This balance sheet positioning reduces interest-earning assets which results in lower net interest income but stabilizes the net interest margin.

The net interest margin for the three months ended September 30, 2007 increased two basis points (0.02%) to 3.36%, compared with 3.34% in the third quarter of 2006.

Net interest income decreased $3.8 million, or 3.0%, for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to higher interest expense on deposits and lower investment balances partly offset by an increase in loans and a decrease in borrowings. Average interest-bearing deposits increased $285.0 million, average investment securities decreased $197.2 million, average loans increased $16.8 million and average borrowings decreased $487.4 million.

The net interest margin for the nine months ended September 30, 2007 was 3.35% compared to 3.32% for the same period in 2006. This improvement was due to the balance sheet positioning described above.

Interest and fees on loans for the three months ended September 30, 2007 decreased $838 thousand, or 1.3%, compared to the same period in 2006. The third quarter 2007 decrease was a result of a $76.4 million decrease in average loans offset by a four basis point (0.04%) increase in the yield on loans.

Interest and fees on loans for the nine months ended September 30, 2007 increased $7.1 million, or 3.9%, compared to the same period in 2006. The increase for the nine months ended September 30, 2007 was the result of a $16.8 million increase in average loans combined with a 23 basis point (0.23%) rise in the yield on loans.

Interest income on investments decreased $2.4 million in the third quarter of 2007 from the third quarter of 2006 mainly due to a $215.9 million decline in the average balance of investment securities. Interest income on investments decreased $5.7 million in the nine months ended September 30, 2007 from the comparable period last year primarily from the $197.2 million decrease in the average balance of investment securities. The decline in average investment securities was the result of the balance sheet positioning of using maturities and pay downs of investment securities to reduce borrowings. First Commonwealth does not own any securities of a single

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

issuer exceeding 10% of shareholders’ equity other than U.S. Government Agency securities. First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan marketplace and therefore does not have any exposure to sub-prime mortgage loans in its loan or investment portfolio. All Mortgage Backed Securities are AAA rated and backed by U. S. Government Agencies.

Interest on deposits for the three and nine months ended September 30, 2007 increased $5.5 million, or 19.6%, and $21.4 million, or 27.9%, respectively, compared to the same periods in 2006. The average balance of interest-bearing deposits increased $209.3 million, or 5.8%, in the third quarter of 2007 compared to the third quarter of 2006 and $285.0 million, or 8.1%, in the first nine months of 2007 compared to the same period in 2006. The growth was primarily due to the Laurel acquisition. The cost of deposits increased 36 basis points (0.36%) to 3.09% in the third quarter of 2007, and increased 48 basis points (0.48%) to 3.03% for the nine months ended September 30, 2007 compared to the same period in 2006. As part of the management of deposit levels and mix, First Commonwealth continues to evaluate the cost of time deposits compared to alternative funding sources as it balances its goal of providing customers with competitive rates while also minimizing its cost of funds.

Interest expense on short-term borrowings for the three and nine months ended September 30, 2007 decreased $5.4 million, or 73.1%, and $10.7 million, or 52.7%, respectively, compared to the same periods in 2006. These decreases were primarily due to the $398.1 million decrease in average short-term borrowings for the third quarter of 2007 compared to the third quarter of 2006 and the $307.8 million decrease in average short-term borrowings for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease is primarily the result of management’s balance sheet positioning of using investment maturities and pay downs to reduce borrowings.

Interest expense on long-term debt decreased $1.2 million, or 16.4%, for the third quarter of 2007 and $5.6 million, or 22.5%, for the nine months ended September 30, 2007, compared to the same periods in 2006. The decreases were primarily due to the $117.4 million decrease in average long-term debt for the third quarter of 2007 compared to the third quarter of 2006 and the $179.6 million decrease in average long-term debt for the nine months ended September 30, 2007 compared to the same period in 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended September 30:

	Average Balance Sheets and Net Interest Analysis
	2007			2006
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$526	$8	5.62%	$3,684	$15	1.60%
Tax-free investment securities	301,648	3,424	6.93	280,926	3,215	6.98
Taxable investment securities	1,210,048	15,012	4.92	1,446,629	17,635	4.84
Federal funds sold	4,412	57	5.20	1,243	17	5.35
Loans, net of unearned income (b)(c)(d)	3,653,196	63,737	7.12	3,729,622	64,575	7.08

Total interest-earning assets	5,169,830	82,238	6.59	5,462,104	85,457	6.48

Noninterest-earning assets:
Cash	79,514			80,791
Allowance for credit losses	(44,248)			(40,438)
Other assets	492,612			457,991

Total noninterest-earning assets	527,878			498,344

Total Assets	$5,697,708			$5,960,448

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$598,571	$2,705	1.79%	$596,874	$2,945	1.96%
Savings deposits (e)	1,097,321	6,459	2.34	1,119,224	5,551	1.97
Time deposits	2,121,318	24,622	4.61	1,891,777	19,758	4.14
Short-term borrowings	208,046	1,977	3.77	606,140	7,338	4.80
Long-term debt	553,158	6,341	4.55	670,523	7,587	4.49

Total interest-bearing liabilities	4,578,414	42,104	3.65	4,884,538	43,179	3.51

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	521,935			503,611
Other liabilities	32,763			31,312
Shareholders’ equity	564,596			540,987

Total noninterest-bearing funding sources	1,119,294			1,075,910

Total Liabilities and Shareholders’ Equity	$5,697,708			$5,960,448

Net Interest Income and Net Yield on Interest-Earning Assets		$40,134	3.36%		$42,278	3.34%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale in 2006.
(c)	Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

The following is an analysis of the average balance sheets and net interest income for the nine months ended September 30:

	Average Balance Sheets and Net Interest Analysis
	2007			2006
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$568	$29	6.68%	$1,856	$39	2.80%
Tax-free investment securities	302,037	10,222	6.96	281,099	9,664	7.07
Taxable investment securities	1,289,083	47,499	4.93	1,507,189	53,776	4.77
Federal funds sold	2,128	83	5.23	2,157	76	4.73
Loans, net of unearned income (b)(c)(d)	3,694,124	190,463	7.10	3,677,352	183,376	6.87

Total interest-earning assets	5,287,940	248,296	6.56	5,469,653	246,931	6.30

Noninterest-earning assets:
Cash	82,229			78,257
Allowance for credit losses	(43,882)			(39,802)
Other assets	490,087			440,355

Total noninterest-earning assets	528,434			478,810

Total Assets	$5,816,374			$5,948,463

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$594,752	$7,980	1.79%	$578,556	$7,321	1.69%
Savings deposits (e)	1,117,308	19,013	2.28	1,142,829	15,673	1.83
Time deposits	2,112,628	71,250	4.51	1,818,346	53,826	3.96
Short-term borrowings	302,405	9,623	4.25	610,216	20,324	4.45
Long-term debt	570,439	19,206	4.50	750,005	24,769	4.42

Total interest-bearing liabilities	4,697,532	127,072	3.62	4,899,952	121,913	3.33

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	514,242			489,219
Other liabilities	31,719			29,018
Shareholders’ equity	572,881			530,274

Total noninterest-bearing funding sources	1,118,842			1,048,511

Total Liabilities and Shareholders’ Equity	$5,816,374			$5,948,463

Net Interest Income and Net Yield on Interest-Earning Assets		$121,224	3.35%		$125,018	3.32%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale in 2006.
(c)	Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Changes in Net Interest Income
	(dollars in thousands)
	Three Months Ended September 30, 2007 Compared with September 30, 2006			Nine Months Ended September 30, 2007 Compared with September 30, 2006
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(7)	$(13)	$6	$(10)	$(27)	$17
Tax-free investment securities	209	365	(156)	558	1,107	(549)
Taxable investment securities	(2,623)	(2,886)	263	(6,277)	(7,781)	1,504
Federal funds sold	40	43	(3)	7	(1)	8
Loans	(838)	(1,365)	527	7,087	862	6,225

Total interest income	(3,219)	(3,856)	637	1,365	(5,840)	7,205

Interest-bearing liabilities:
Interest-bearing demand deposits	(240)	8	(248)	659	205	454
Savings deposits	908	(109)	1,017	3,340	(350)	3,690
Time deposits	4,864	2,397	2,467	17,424	8,711	8,713
Short-term borrowings	(5,361)	(4,816)	(545)	(10,701)	(10,252)	(449)
Long-term debt	(1,246)	(1,327)	81	(5,563)	(5,930)	367

Total interest expense	(1,075)	(3,847)	2,772	5,159	(7,616)	12,775

Net interest income	$(2,144)	$(9)	$(2,135)	$(3,794)	$1,776	$(5,570)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

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

Non-accrual loans increased $35.5 million to $50.2 million at September 30, 2007 compared to $14.7 million at September 30, 2006. This increase was mainly due to a $30.0 million commercial credit relationship that was placed on non-accrual during the second quarter of 2007. This credit relationship has been monitored since the second quarter of 2006 when management disclosed that this credit had experienced deterioration. This credit was previously classified as substandard and management has established reserves to cover the expected losses.

The provision for credit losses for the third quarter of 2007 decreased $742 thousand to $2.3 million from the $3.0 million reported in the third quarter of 2006. The provision was higher in 2006 primarily due to the $30.0 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Provision for Credit Losses (continued)

commercial credit discussed above that experienced further deterioration during the third quarter of 2006. The allowance for credit losses was $43.2 million at September 30, 2007, which represents a ratio of 1.17% of average loans outstanding compared to 1.14% reported at September 30, 2006.

First Commonwealth’s allowance for loan loss methodology resulted in a $7.7 million provision for credit losses for the first nine months of 2007 which exceeded net charge-offs by $562 thousand and was $554 thousand less than the provision for credit losses for the nine month period of 2006 mainly due to the reasons noted above.

Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2007.

First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan marketplace and therefore does not have any exposure to sub-prime mortgage loans in its loan or investment portfolio.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30:

	2007	2006
	(dollars in thousands)
Balance, beginning of year	$42,648	$39,492
Addition as a result of acquisition	-0-	1,979
Loans charged off:
Commercial, financial and agricultural	1,925	1,996
Loans to individuals	2,965	3,077
Real estate-construction	50	49
Real estate-commercial	1,164	341
Real estate-residential	2,089	1,924

Total loans charged off	8,193	7,387

Recoveries of loans previously charged off:
Commercial, financial and agricultural	383	678
Loans to individuals	500	422
Real estate-commercial	95	-0-
Real estate-residential	87	44

Total recoveries	1,065	1,144

Net charge offs	7,128	6,243
Credit losses on loans transferred to held for sale	-0-	1,387

Net Credit Losses	7,128	7,630
Provision charged to expense	7,690	8,244

Balance, end of period	$43,210	$42,085

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Non-Interest Income
Net securities gains	$16	$5	$771	$87
Trust income	1,517	1,482	4,453	4,357
Service charges on deposit accounts	4,609	4,361	13,291	12,374
Gain on extinguishment of debt	-0-	1,283	-0-	1,553
Insurance commissions	1,064	801	2,651	2,115
Income from bank owned life insurance	1,534	1,451	4,544	4,240
Card related interchange income	1,654	1,398	4,773	4,087
Other operating income	1,819	1,609	5,557	4,939

Total non-interest income	$12,213	$12,390	$36,040	$33,752

Total non-interest income for the three and nine month periods ended September 30, 2007 decreased $177 thousand or 1.4%, and increased $2.3 million or 6.8%, respectively, compared to the same periods in 2006 primarily due to increases in insurance commissions, service charges on deposits, card related interchange income and changes in other operating income. Increases in non-interest income during the third quarter of 2007 were overshadowed by a $1.3 million gain on extinguishment of debt during the third quarter of 2006. Excluding this 2006 gain, non-interest income increased $1.1 million or 10.0% for the third quarter of 2007 compared to the third quarter of 2006.

Net securities gains were $16 thousand for the third quarter of 2007 and $771 thousand for the first nine months of 2007 compared to $5 thousand and $87 thousand for the corresponding periods in 2006. The increase in 2007 was primarily due to trust preferred investment securities that were called at a premium.

Service charges on deposits increased $248 thousand for the third quarter of 2007 and $917 thousand for the first nine months of 2007 compared to the corresponding periods of 2006. The increase was primarily due to the acquisition of Laurel in August 2006, the opening of new de novo offices and higher fees.

Insurance commissions increased $263 thousand during the third quarter of 2007 and $536 thousand during the first nine months of 2007 compared to the corresponding periods in 2006. The increase was primarily due to higher sales.

Card related interchange income includes income on debit, credit, and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $256 thousand during the third quarter of 2007 and $686 thousand during the first nine months of 2007 compared to the same periods in 2006 primarily due to additional volume from existing cards and new volume from Laurel.

Other operating income increased $210 thousand during the third quarter of 2007 and increased $618 thousand for the first nine months of 2007 compared to the same periods in 2006. The nine month increase includes a $550 thousand gain from the sale of First Commonwealth’s municipal bond servicing business during the second quarter of 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$18,401	$17,690	$57,273	$54,282
Net occupancy expense	3,475	2,845	10,226	9,032
Furniture and equipment expense	3,243	2,998	8,874	8,680
Advertising expense	475	417	1,910	1,109
Data processing expense	942	903	2,821	2,518
Pennsylvania shares tax expense	1,439	1,349	4,323	4,057
Intangible amortization	857	658	2,597	1,789
Other operating expenses	7,648	6,582	23,108	20,790

Total non-interest expense	$36,480	$33,442	$111,132	$102,257

Total non-interest expense was $36.5 million for the third quarter of 2007 and $111.1 million for the first nine months ended September 30, 2007, reflecting an increase of $3.0 million and $8.9 million, respectively, over the corresponding periods in 2006. These increases were primarily due to higher salaries and employee benefits, occupancy expenses and other operating expenses.

Salaries and employee benefit costs increased $711 thousand for the third quarter of 2007 and $3.0 million for the nine months ended September 30, 2007 compared to the same periods in 2006. The nine month increase was mainly due to the Laurel acquisition, merit salary increases, and $1.0 million of expenses recorded in connection with separation agreements with former executives of the company. Full time equivalent employees were 1,560 at the end of the third quarter of 2007 compared to 1,557 at the end of the third quarter of 2006.

Net occupancy expense increased $630 thousand for the third quarter of 2007 and $1.2 million during the nine months ended September 30, 2007 compared to the corresponding periods in 2006 primarily due to branch expansion and building repairs and maintenance to existing facilities.

Advertising expense increased $801 thousand for the nine months ended September 30, 2007 compared to the prior year period primarily due to increases in television and print media campaigns.

Intangible amortization increased $199 thousand for the third quarter of 2007 and $808 thousand during the first nine months of 2007 compared to the corresponding periods in 2006 due to amortization of the intangibles recorded in the acquisition of Laurel.

Other operating expenses increased $1.1 million for the third quarter and $2.3 million for the nine month period primarily due to increases in strategic marketing initiatives and other professional fees compared to the same periods in 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Income Tax

Income tax expense decreased $1.4 million for the third quarter of 2007 and $3.9 million for the first nine months ended September 30, 2007 compared to the corresponding periods in 2006. First Commonwealth’s effective tax rate was 10.0% for the third quarter of 2007 and 10.0% for the first nine months of 2007 compared to 15.4% and 16.0% for the corresponding periods of 2006. Nontaxable income and tax credits had a larger impact on the effective tax rate in 2007 due to a decline in pretax income of $4.6 million for the third quarter and $9.8 million for the first nine months ended September 30, 2007 compared to 2006. Management expects the effective tax rate to be approximately 10.0% for the remainder of 2007.

LIQUIDITY

Liquidity refers to First Commonwealth’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In the ordinary course of business, funds are generated from the banking subsidiary’s core deposit base and the maturity or repayment of earning assets, such as securities and loans. As an additional secondary source, short-term liquidity needs may be provided through the purchase of overnight Federal funds purchased, borrowings through the use of lines available for repurchase agreements and borrowings from the Federal Reserve Bank. Additionally, First Commonwealth’s banking subsidiary is a member of the Federal Home Loan Bank and may borrow under overnight and term borrowing arrangements. The sale of earning assets may also provide a source of liquidity.

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Interest-bearing demand deposits	$99,494	$105,073
Savings deposits	1,542,671	1,597,974
Time deposits	2,168,968	2,100,942

Total interest-bearing deposits	$3,811,133	$3,803,989

At September 30, 2007 noninterest-bearing deposits increased by $359 thousand and interest-bearing deposits increased $7.1 million compared to December 31, 2006. The increase in time deposits for the first nine months of 2007 was substantially offset by the decrease in interest-bearing demand deposits and savings deposits.

At September 30, 2007, total interest-earning assets were $5.2 billion, a decrease of $312.9 million from $5.5 billion at December 31, 2006. Total investments decreased $189.3 million for the first nine months of 2007 as

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

management continues to use proceeds from maturities and pay downs in the investment portfolio to reduce borrowings based on the current yield curve environment. Total loans decreased $123.7 million for the first nine months of 2007 partly due to a $75.9 million expected run off in the residential Mortgage portfolio.

Marketable securities that First Commonwealth holds in its investment portfolio are an additional source of liquidity. These securities are classified as “securities available for sale” and while First Commonwealth does not have specific intentions to sell these securities they have been designated as “available for sale” because they may be sold for the purpose of obtaining future liquidity, for management of interest rate risk or as part of the implementation of tax management strategies. As of September 30, 2007, securities available for sale had a market value of $1.5 billion.

The following table shows a breakdown of loans by categories as of the periods presented:

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(dollars in thousands)
Commercial, financial, agricultural and other	$901,679	$866,590	$854,843	$861,427	$831,040
Real estate-construction	143,680	123,844	101,719	92,192	87,050
Real estate-residential	1,268,313	1,288,089	1,312,389	1,346,503	1,374,613
Real estate-commercial	865,389	899,669	914,389	935,635	948,914
Loans to individuals	481,092	496,533	520,205	548,117	577,229

Gross loans and leases	3,660,153	3,674,725	3,703,545	3,783,874	3,818,846
Unearned income	(30)	(37)	(47)	(57)	(70)

Total loans and leases net of unearned income	$3,660,123	$3,674,688	$3,703,498	$3,783,817	$3,818,776

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

A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively if interest rates fall during the period. A negative gap tends to indicate that earnings will be affected

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Interest Sensitivity (continued)

inversely to interest rate changes. In other words, if interest rates fall, a negative gap should tend to produce a positive effect on earnings, and if interest rates rise, a negative gap should tend to affect earnings negatively. The cumulative gap at the 365 day repricing period was negative in the amount of $1.4 billion or 25.05% of total assets at September 30, 2007.

The primary components of ISA include adjustable rate loans and investments. The primary components of ISL include maturing certificates of deposit, money market deposits, savings deposits, NOW accounts and borrowings.

The following table lists the amounts and ratios of assets and liabilities with rates or yields subject to change within the periods indicated:

	September 30, 2007
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,342,132	$174,768	$333,184	$1,850,084
Investments	202,538	77,402	164,576	444,516
Other interest-earning assets	1,060	-0-	-0-	1,060

Total interest-sensitive assets	1,545,730	252,170	497,760	2,295,660

Certificates of deposit	503,140	486,529	723,644	1,713,313
Other deposits	1,642,272	-0-	-0-	1,642,272
Borrowings	285,804	37,970	50,144	373,918

Total interest-sensitive liabilities	2,431,216	524,499	773,788	3,729,503

Gap	$(885,486)	$(272,329)	$(276,028)	$(1,433,843)

ISA/ISL	0.64	0.48	0.64	0.62
Gap/Total assets	15.47%	4.76%	4.82%	25.05%

	December 31, 2006
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days
Loans	$1,278,277	$209,613	$352,700	$1,840,590
Investments	223,603	123,501	167,478	514,582
Other interest-earning assets	985	-0-	-0-	985

Total interest-sensitive assets	1,502,865	333,114	520,178	2,356,157

Certificates of deposit	542,030	484,103	554,257	1,580,390
Other deposits	1,703,163	-0-	-0-	1,703,163
Borrowings	550,284	4,464	44,022	598,770

Total interest-sensitive liabilities	2,795,477	488,567	598,279	3,882,323

Gap	$(1,292,612)	$(155,453)	$(78,101)	$(1,526,166)

ISA/ISL	0.54	0.68	0.87	0.61
Gap/Total assets	21.39%	2.57%	1.29%	25.25%

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

First Commonwealth’s asset/liability management policy guidelines limit interest rate risk exposure for the succeeding twelve-month period. Simulations are prepared under the base case where interest rates remain flat and most likely case where interest rates are defined using projections of economic factors. Additional simulations are produced estimating the impact on net interest income of a 200 basis point (2.0%) parallel movement upward or downward over a 12 month time frame which cannot result in more than a 5.0% decline in net interest income when compared to the base case. The analysis at September 30, 2007, indicated that a 200 basis point (2.0%) increase in interest rates would increase net interest income by 4 basis points (0.04%) above the base case scenario, and a 200 basis point (2.0%) decrease in interest rates would decrease net interest income by 198 basis points (1.98%) below the base case scenario over the next twelve months, both within policy limits.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

While First Commonwealth consistently applies a comprehensive methodology and procedure, allowance for credit loss methodologies incorporate management’s current judgments about the credit quality of the loan portfolio, as well as collection probabilities for problem credits. Although management considers the allowance for credit losses to be adequate based on information currently available, additional allowance for credit loss provisions may be necessary due to changes in management estimates and assumptions about asset impairment, information about borrowers that indicates changes in the expected future cash flows, or changes in economic conditions. The allowance for credit losses and the provision for credit losses are significant elements of First Commonwealth’s financial statements; therefore, management periodically reviews the processes and procedures utilized in determining the allowance for credit losses to identify potential enhancements to these processes, including development of additional management information systems to ensure that all relevant factors are appropriately considered in the allowance analysis. In addition, First Commonwealth maintains a system of internal controls, which are independently monitored and tested by internal audit and loan review staff to ensure that the loss estimation model is maintained in accordance with internal policies and procedures, as well as generally accepted accounting principles.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT REVIEW (continued)

The following table identifies amounts of loan losses and nonperforming loans.

	September 30,
	2007	2006
	(dollars in thousands)
Nonperforming Loans:

Loans on non-accrual basis	$50,161	$14,707
Troubled debt restructured loans	150	163

Total nonperforming loans	$50,311	$14,870

Loans past due in excess of 90 days and still accruing	$13,677	$14,296

Other real estate owned	$1,803	$1,911

Loans outstanding at end of period	$3,660,123	$3,818,776

Average loans outstanding (a)	$3,694,124	$3,677,352

Nonperforming loans as a percentage of total loans	1.37%	0.39%

Provision for credit losses	$7,690	$8,244

Allowance for credit losses	$43,210	$42,085

Net charge offs	$7,128	$6,243

Reduction in allowance for credit losses due to transfer of credit to held for sale	$-0-	$1,387

Net credit losses	$7,128	$7,630

Net credit losses as a percentage of average loans outstanding (annualized)	0.26%	0.28%

Provision for credit losses as a percentage of net credit losses	107.88%	108.05%

Allowance for credit losses as a percentage of average loans outstanding	1.17%	1.14%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.18%	1.10%

Allowance for credit losses as a percentage of nonperforming loans	85.89%	283.02%

(a)	Includes average loans held for sale of $4.4 million in 2006.

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

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the reserve for credit losses at September 30, 2007 and September 30, 2006:

	2007	2006
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$50,311	$14,870
Allowance for credit losses related to impaired loans	$12,138	$2,156
Impaired loans with an allocation of the allowance for credit losses	$41,087	$8,467
Impaired loans with no allocation of the allowance for credit losses	$9,224	$6,403
Income recorded on impaired loans on a cash basis	$321	$624

Nonperforming loans at September 30, 2007, increased $35.4 million to $50.3 million compared to September 30, 2006. This increase was primarily due to the reclassification of a $30.0 million commercial credit relationship that has been monitored since the second quarter of 2006 when management disclosed that this credit had experienced deterioration. This credit relationship was previously classified as substandard and management has provided reserves as part of the loan loss reserve methodology to cover expected losses.

Loans past due in excess of 90 days and still accruing decreased $619 thousand, or 4.3%, to $13.7 million compared to September 30, 2006 and net credit losses for the first nine months of 2007 decreased $502 thousand from the comparable period in 2006.

In 2006, First Commonwealth purchased $7.0 million in loans from Equipment Finance LLC (“EFI”); a division of Sterling Financial Corporation of Lancaster, Pennsylvania (“Sterling”). EFI provides commercial financing for the soft pulp logging and land-clearing industries, primarily in the southeastern United States. On April 19, 2007, Sterling announced that it had commenced an investigation into financial irregularities related to certain financing contracts at EFI. During the third quarter of 2007, EFI agreed to repurchase eight of these loans for approximately $1.1 million. At September 30, 2007, the remaining balance in the portfolio was $4.7 million, of which $3.1 million was classified as non-accrual. Loans in this portfolio totaling $739 thousand were classified by First Commonwealth as non-accrual during the third quarter of 2007.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

At September 30, 2007, shareholders’ equity was $562.2 million, a decrease of $9.1 million from December 31, 2006. A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable ratio of equity to assets.

The Federal Reserve Board has issued risk-based capital adequacy guidelines, which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization’s total capital be common and other “core” equity capital (“Tier I Capital”); (2) assets and off-balance-sheet items be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets of 3%.

The minimum leverage ratio is not specifically defined, but is generally expected to be three to five percent for all but the most highly rated banks, as determined by a regulatory rating system.

The table below presents First Commonwealth’s capital position at September 30, 2007:

	Capital Amount	Ratio
	(dollars in thousands)
Tier I Capital to Risk Weighted Assets	$499,736	11.5%
Risk-Based Requirement	$173,567	4.0%

Total Capital to Risk Weighted Assets	$543,317	12.5%
Risk-Based Requirement	$347,134	8.0%

Leverage Capital Ratio	$499,736	9.1%
Minimum Leverage Requirement	$165,704	3.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively. At September 30, 2007, First Commonwealth’s banking subsidiary exceeded those requirements.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information concerning repurchases of equity securities by First Commonwealth during the third quarter of 2007. All of the shares referenced in the table were acquired pursuant to a share repurchase plan that First Commonwealth announced on May 15, 2007, which authorized the purchase of up to one million shares of common stock on the open market.

Purchases of Equity Securities

2007 Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	240,000	$9.64	240,000	492,164
August 1 – 31	492,164	$9.46	492,164	0
September 1 – 30	0	N/A	0	0

Total	732,164	$9.52	732,164	0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES PART II – OTHER INFORMATION

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

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: November 5, 2007	/s/ John J. Dolan
John J. Dolan,
President and Chief Executive Officer

DATED: November 5, 2007	/s/ Edward J. Lipkus, III
Edward J. Lipkus, III,
Executive Vice President and Chief Financial Officer