Form 10-K
period 2007-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2008-02-29
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2007) was approximately $765,150,324.

The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 22, 2008, was 73,156,726.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-K

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe our future plans, strategies and expectations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. These risks and uncertainties include, among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

•	Adverse changes in the economy or business conditions, either nationally or in our market areas, could increase credit-related losses and expenses and/or limit growth.

•	Increases in defaults by borrowers and other delinquencies could result in increases in our provision for credit losses and related expenses.

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

•	Our continued growth will depend in part on our ability to enter new markets successfully and capitalize on other growth opportunities.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.

•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers’ businesses.

•	Other risks and uncertainties described elsewhere in this report, including the risk factors described under Item 1A Risk Factors.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.	Business

Overview

First Commonwealth Financial Corporation (“First Commonwealth” or “we”) is a Pennsylvania business corporation that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our address is 22 North Sixth Street, Indiana, Pennsylvania 15701 (telephone number (724) 349-7220).

First Commonwealth was incorporated on November 15, 1982. We provide a diversified range of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (which we refer to as the “Bank” or “FCB”). We also provide trust and wealth management services and offer insurance products through FCB and our other direct or indirect subsidiaries. At December 31, 2007, we had total assets of $5.9 billion, total loans of $3.7 billion, total deposits of $4.3 billion and shareholders’ equity of $568.8 million.

FCB is a Pennsylvania bank and trust company and is the fifth largest banking institution headquartered in Pennsylvania. At December 31, 2007, the Bank operated 112 community banking offices in the Pennsylvania counties of Allegheny (33), Armstrong (2), Beaver (1), Bedford (3), Blair (7), Butler (5), Cambria (10), Clearfield (5), Elk (3), Indiana (9), Jefferson (3), Lawrence (5), Somerset (6), Washington (3) and Westmoreland (17). The Bank also has two loan production offices in downtown Pittsburgh and State College. The Bank operates a network of 120 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the STAR and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is also a member of the 29-bank “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of 600 ATMs in over 50 counties in Pennsylvania, Maryland, New York and Ohio.

General Development of Our Business

First Commonwealth Bank began in 1934 as First National Bank of Indiana with initial capitalization of $255 thousand. First National Bank of Indiana changed its name to National Bank of the Commonwealth in 1971 and became a subsidiary of First Commonwealth Financial Corporation in 1983.

Since 1983, we have grown steadily through the acquisition of smaller banks and thrifts in our market area, including Deposit Bank in 1984, Dale National Bank and First National Bank of Leechburg in 1985, Citizens National Bank of Windber in 1986, Peoples Bank and Trust Company in 1990, Central Bank in 1992, Peoples Bank of Western Pennsylvania in 1993 and Unitas National Bank and Reliable Savings Bank in 1994. In 1995, we merged all of our banking subsidiaries (other than Reliable Savings Bank) into Deposit Bank and renamed the resulting institution “First Commonwealth Bank.” We then merged Reliable Savings Bank into First Commonwealth Bank in 1997. We acquired Southwest Bank in 1998 and merged it into First Commonwealth Bank in 2002.

Our most recent acquisitions have expanded our presence in the Pittsburgh metropolitan area.

•

Pittsburgh Financial. In the fourth quarter of 2003, we acquired Pittsburgh Financial Corp., the holding company for Pittsburgh Savings Bank (dba BankPittsburgh), for a total cost of approximately $28.6 million. Pittsburgh Financial had total assets of approximately $376 million, with 7 branch offices and one loan production office in Allegheny and Butler Counties of Pennsylvania.

•

GA Financial. In the second quarter of 2004, we acquired GA Financial, Inc., the holding company for Great American Federal, for a total cost of approximately $176.7 million. GA Financial had total assets of approximately $892 million, with 12 branch offices located in Allegheny County.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

General Development of Our Business (Continued)

•

Laurel Capital Group. In the third quarter of 2006, we acquired Laurel Capital Group, Inc., the holding company for Laurel Savings Bank, for a total cost of approximately $56.1 million. Laurel Capital Group had total assets of approximately $314 million, with 8 branch offices located in Allegheny and Butler Counties.

We have also focused on organic growth as part of our branch network optimization strategy by selling or closing branches in slower growth or outlying markets and acquiring or opening new branches in more densely populated markets within our territory, such as Allegheny, Butler and Washington counties. As part of this strategy, we have opened 13 de novo branches and substantially remodeled six branches during the last three years. We currently expect to open four de novo branches in the greater Pittsburgh area during 2008, and we are evaluating other sites for possible future branch locations.

Competition

The banking and financial services industry is extremely competitive in our market area. We face vigorous competition for customers, loans and deposits from many companies, including:

•	commercial banks;

•	savings and loan associations;

•	finance companies;

•	credit unions;

•	trust companies;

•	mortgage companies;

•	money market mutual funds;

•	insurance companies; and

•	brokerage and investment firms.

Many of these competitors are significantly larger than us, have greater resources, lending limits and larger branch systems and offer a wider array of financial services than us. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of regulation than that imposed on us.

Business Strategy – Challenges and Opportunities

One of our biggest challenges is that we operate primarily in mature markets with limited population growth. Of the 15 counties in our market area, only four counties experienced population growth of more than one percent from 2000 to 2007 [Bedford (1.35%), Butler (7.59%), Clearfield (1.36%) and Washington (2.69%)]. Two counties are expected to experience population growth in excess of one percent from 2007 through 2012 [Butler (5.06%) and Washington (1.93%)], while the population growth for the remaining 13 counties is expected to remain flat or decline over that period.

In order to grow our revenue in this market, we believe it is necessary to increase our market share by increasing the number of households that we serve and increase our profitability by increasing the number of profitable services that we provide to each household that we serve. We believe that we can achieve these goals

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Business Strategy – Challenges and Opportunities (Continued)

by becoming the financial institution of “First Choice” for our marketplace by offering exceptional service and products to our customers, by leveraging our roots as a “community bank” to differentiate ourselves from our larger competitors and by targeting select segments within the population to exploit favorable demographic trends. We have also provided training to enhance our customer service and instituted incentives and provided sales training to encourage cross-selling of additional services to our existing customers.

We also intend to evaluate and pursue opportunities to enter new markets or increase our fee-based business through acquisitions or de novo expansion. Acquisition opportunities arise infrequently and irregularly and are often met with strong competition from potential bidders. Accordingly, there is no assurance that an acquisition will arise on terms that are acceptable to us. In 2007, we opened two branches in the Pittsburgh market and a loan production office in State College.

First Commonwealth hired Mike Price as President of First Commonwealth Bank to oversee our branch network, consumer and commercial lending area, wealth management group, and product development and marketing team. The addition of Mike Price as President of First Commonwealth Bank is a key step in positioning our organization to meet and exceed our growth objectives.

Employees

At December 31, 2007, First Commonwealth and its subsidiaries employed 1,430 full-time employees and 219 part-time employees.

Supervision and Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to First Commonwealth and its subsidiaries. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of security holders. The rules governing the regulation of financial institutions and their holding companies are very detailed and technical. Accordingly, the following discussion is general in nature and does not propose to be complete or to describe all the laws and regulations that apply to First Commonwealth and its subsidiaries. A change in applicable statutes, regulations or regulatory policy may have a material adverse effect on our business, financial condition or results of operations.

Bank Holding Company Regulation

First Commonwealth Financial Corporation is registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended, which we refer to as the BHC Act, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”).

Acquisitions. Under the BHC Act, First Commonwealth is required to secure the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act (“CRA”) ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Bank Holding Company Regulation (Continued)

Non-Banking Activities. First Commonwealth is generally prohibited under the BHC Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public that outweigh the possible adverse effects.

Reporting. Under the BHC Act, First Commonwealth is required to file periodic reports and other information of its operations with, and is subject to examination by the FRB. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of any Pennsylvania bank holding company or to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

Affiliate Transactions. There are various legal restrictions on the extent to which First Commonwealth and its non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of First Commonwealth or its non-bank subsidiaries, to ten percent of the lending bank’s capital stock and surplus, and as to First Commonwealth and all such non-bank subsidiaries in the aggregate, to 20 percent of such lending bank’s capital stock and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

SEC Regulations. First Commonwealth is also under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offer and sale of its securities and is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

Bank Regulations

FCB is a state bank chartered under the Pennsylvania Banking Code and is not a member of the Federal Reserve System. As such, FCB is subject to the supervision of, and is regularly examined by, both the FDIC and the Pennsylvania Department of Banking and is required to furnish quarterly reports to both agencies. The approval of the Pennsylvania Department of Banking and FDIC is also required for FCB to establish additional branch offices or merge with or acquire another banking institution. Under current Pennsylvania law, banking institutions, such as FCB, may establish branches within any county in Pennsylvania, subject to prior regulatory approval.

Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. FCB has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if FCB is in default in payment of any assessment due the FDIC.

Community Reinvestment. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Bank Regulations (Continued)

financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examination, the Bank received a “satisfactory” rating.

Consumer Laws. The operations of FCB are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating.

Capital Regulations

First Commonwealth and FCB are subject to risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These standards relate a banking company’s capital to the risk profile of its assets. The risk-based capital standards require that bank holding companies and banks must have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the allowance for credit losses.

Additionally, banking organizations must maintain a minimum leverage ratio of 3% measured as the ratio of Tier 1 capital to adjusted average assets. This 3% leverage ratio is a minimum for the top-rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies and other banking organizations are expected to maintain leverage capital ratios 100 to 200 basis points above the minimum depending on their financial condition.

Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2007, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 31 of Notes to Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Gramm-Leach-Bliley Act

Enacted in 1999, the Gramm-Leach-Bliley Act, or GLBA, repealed the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. GLBA created a new category of holding company called a “financial holding company,” which is authorized to engage in an expanded range of nonbanking activities, as described below, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. Generally, a bank holding company may become a financial holding company upon filing an election with the FRB if each of its depository institution subsidiaries is well-capitalized, well managed and received a CRA rating of “satisfactory” or better at its most recent examination. First Commonwealth is eligible to become a financial holding company but has not yet elected to do so.

Financial holding companies may engage in any activity that (i) is financial in nature or incidental to such financial activity or (ii) is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. GLBA specifies certain activities that are financial in nature. These activities include: acting as principal, agent or broker for insurance; underwriting, dealing in or making a market in securities; and providing financial and investment advice. The FRB and the Secretary of the Treasury have authority to decide whether other activities are also financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

GLBA also established a system of functional regulation, under which the federal banking agencies regulate the banking activities of financial holding companies; the Securities and Exchange Commission regulates their securities activities; and state insurance regulators regulate their insurance activities. GLBA also provided new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

USA Patriot Act

Anti-terrorism legislation enacted under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, commonly known as the Patriot Act, expanded the scope of anti-money laundering laws and regulations and imposed additional obligations on U.S. financial institutions, including banks. These regulations include obligations to maintain appropriate policies, procedures and controls, which are reasonably designed to detect and report instances of money laundering and terrorist financing.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, including publicly-held bank holding companies such as First Commonwealth. Sarbanes-Oxley created new requirements in the areas of financial disclosure and corporate governance, including:

•	increased responsibility for the Chief Executive Officer and the Chief Financial Officer with respect to the content of financial statements;

•	new requirements for audit committees, including independence, expertise, and responsibilities;

•	new standards for auditors and regulation of audits, including independence and the type of non-audit services that auditors may provide;

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Sarbanes-Oxley Act (Continued)

•	accelerated filing requirements for SEC reports;

•	disclosures concerning internal controls and procedures;

•	increased disclosure and reporting obligations for the reporting company and their directors and executive officers;

•	disclosure of a code of ethics; and

•	a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of FCB and, therefore, the earnings and growth of First Commonwealth, are affected by the policies of regulatory authorities, including the FRB, the FDIC and the Commonwealth of Pennsylvania. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings and growth cannot be predicted.

Availability of Financial Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information concerning the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains annual, quarterly and current reports, proxy statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our SEC filings are also accessible at no cost on our web site at http://www.fcbanking.com, and printed copies are available upon request to First Commonwealth, to the attention of the Corporate Secretary.

We also make available on our website, and in print to any shareholder who requests them, our Corporate Governance Guidelines, the committee charters for our Audit, Executive Compensation and Governance Committees, and the Code of Conduct and Ethics that applies to all of our directors, officers and employees.

Our Chief Executive Officer has certified to the New York Stock Exchange (“NYSE”) that, as of the date of the certification, he was not aware of any violation by First Commonwealth of NYSE’s corporate governance listing standards. In addition, our Chief Executive Officer and Chief Financial Officer have made certain certifications concerning the information contained in this report pursuant to Section 302 of the Sarbanes-Oxley Act. The Section 302 certifications appear as exhibits 31.1 and 31.2 to this annual report on Form 10-K.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors

As a financial services company, we are subject to a number of risks, many of which are outside of our control. These risks include, but are not limited to:

•	credit risk, which is the risk that borrowers and other counterparties will be unable to perform their contractual obligations;

•	market risk, which is the risk that changes in interest rates and prices will adversely affect our financial condition or results of operations;

•	liquidity risk, which is the risk that we or our subsidiaries may have insufficient cash to meet our operating needs; and

•	business and operational risk, which is the risk of loss arising from insufficient or failed internal controls, human resources, systems or external circumstances.

In addition to the other information included in this report, you should carefully consider that the following risks, among others, could have a materially negative impact on our future financial condition, results of operations or cash flows.

Credit Risks

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings would be reduced.

We maintain an allowance for credit losses in an attempt to mitigate any credit losses that we may incur. This allowance is based on, among other things, economic conditions, historical loss experience and delinquency trends. However, we cannot predict actual credit losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for credit losses. If charge-offs exceed our allowance, our earnings would be reduced. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for credit losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for credit losses could also reduce our earnings.

Our commercial and construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

Our commercial real estate loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Repayment of commercial real estate loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service and the successful operation and management of the properties. As a result, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

Repayment of our commercial loans is often dependent on cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

Market Risks

Changes in interest rates could negatively impact our financial condition and results of operations.

Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a declining interest rate environment, net interest income could be adversely impacted. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earnings assets in a rising interest rate environment, net interest income could be adversely impacted.

Changes in interest rates also can affect the value of loans and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows.

Although fluctuations in market interest rates are neither completely predictable nor controllable, our Asset/Liability Committee (ALCO) meets periodically to monitor our interest rate sensitivity position and oversee our financial risk management by establishing policies and operating limits. For further discussion, see the “Market Risk” section included in Item 7 of this report.

Liquidity Risks

If we are unable to borrow funds, we may be unable to meet the cash flow requirements of our depositors and borrowers or meet the operating cash needs to fund expansion and other activities.

Liquidity refers to our ability to meet cash flow needs on a timely basis and at a reasonable cost. We have a variety of funding sources, including the core deposit base of First Commonwealth Bank, repayment and maturities of loans, securities available for sale and borrowings from the Federal Home Loan Bank and under lines of credit, each of which is described in greater detail under “Liquidity” in Item 7 of this report. If we are unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flow and regulatory capital ratios.

Our ability to pay dividends depends primarily on our receipt of dividends from our subsidiary bank, which in turn is limited by regulatory restrictions and its operating cash flow needs.

We are a bank holding company and our business is conducted by our subsidiaries, each of which is a separate and distinct legal entity. As a result, our ability to pay dividends depends on our receipt of dividends from our direct and indirect subsidiaries. Our bank subsidiary, First Commonwealth Bank, is our primary source of dividends. Dividend payments from First Commonwealth Bank are subject to legal and regulatory limitations, generally based on accumulated net earnings and surplus, imposed by bank regulatory agencies. The ability of First Commonwealth Bank to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At December 31, 2007, approximately $74 million was available without the need for regulatory approval for the payment of dividends to us from First Commonwealth Bank. There is no assurance that First Commonwealth Bank or our other subsidiaries will be able to pay dividends in the future or that we will generate adequate cash flow to pay dividends in the future. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

Business and Operational Risks

Changes in legislative or regulatory requirements applicable to us could increase costs, limit certain operations and adversely affect results of operations.

The banking industry is heavily regulated under both federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that our subsidiary bank is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations regarding these capitalization guidelines or the effect that such changes may have on our future business and earnings prospects. We also cannot predict the nature or the extent of the effect on our business and earnings of new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability.

First Commonwealth Bank faces substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that First Commonwealth Bank originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, First Commonwealth Bank faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, those non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share and adversely affect our earnings and financial condition.

Changes in accounting standards could materially impact our financial statements.

From time to time the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

Business and Operational Risks (Continued)

could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. We cannot predict the nature or the extent of the effect on our business and earnings of these changes in accounting standards.

An interruption to our information systems could adversely impact our operations.

We rely upon our information systems for operating and monitoring all major aspects of our business, including deposit and loan operations, as well as internal management functions. These systems and our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, security breaches, computer viruses, intentional attacks by third parties or other unexpected events. Any disruption in the operation of our information systems could adversely impact our operations, which may affect our financial condition, results of operations and cash flows.

New litigation or changes in current litigation could adversely affect our financial condition or results of operation.

Although we are not currently a party to any litigation that we consider to be material, future litigation may arise during the normal course of our business which could be material and have a negative impact on our financial condition or results of operations. Future litigation or changes in current litigation could also adversely impact our reputation, which is vital to our ability to compete in the communities that we serve.

We may undertake acquisitions in the future which could place heavy demands on our employees, disrupt our business and cause us to not realize expected earnings.

Our growth has come primarily though the acquisition of other financial institutions, and we expect to continue to make acquisitions as opportunities arise, both within and outside our current market area. We cannot predict the number, size or timing of acquisitions that we will undertake in future periods. We may face difficulty in integrating an acquired company which could prevent us from realizing expected revenue growth or cost savings or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal office is located in the old Indiana County courthouse complex, consisting of the former courthouse building and the former sheriff’s residence and jail building for Indiana County. This certified Pennsylvania and national historic landmark was built in 1870 and restored by us in the early 1970s. We lease the complex from Indiana County pursuant to a lease agreement that was originally signed in 1973 and renewed in 1998 for a 25 year period.

The majority of our administrative personnel are also located in two owned buildings and one leased premise in Indiana, Pennsylvania, each of which is in close proximity to our principal office.

First Commonwealth Bank has 112 banking offices of which 35 are leased and 77 are owned. We also lease two loan production offices.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Properties (Continued)

While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no current plans to lease, purchase or construct additional administrative facilities.

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

There were no matters submitted to a vote of our security holders in the fourth quarter of 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

First Commonwealth is listed on the NYSE under the symbol “FCF.” As of February 22, 2008, there were approximately 9,289 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2007
First Quarter	$13.66	$11.45	$0.17
Second Quarter	$12.57	$10.76	$0.17
Third Quarter	$12.39	$8.90	$0.17
Fourth Quarter	$12.18	$9.78	$0.17

Period	High Sale	Low Sale	Cash Dividends Per Share
2006
First Quarter	$14.70	$12.80	$0.17
Second Quarter	$14.61	$12.14	$0.17
Third Quarter	$13.30	$12.25	$0.17
Fourth Quarter	$14.11	$12.61	$0.17

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index, the Russell 2000 Index, and the peer group of comparable publicly traded companies that have been used in prior performance graphs (the “Old Peer Group”). We believe the KBW Regional Banking Index is more reflective of the total return of our industry group and have elected to use this Index for comparative purposes in place of the Old Peer Group. The stock performance graph assumes $100 was invested on December 31, 2002, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Commonwealth Financial Corporation	100.00	130.12	146.98	129.73	141.75	119.33
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
First Commonwealth Peer Group*	100.00	132.71	151.73	146.64	156.24	117.00
KBW Regional Banking**	100.00	140.10	168.00	170.90	185.60	144.80

*	First Commonwealth Peer Group includes F.N.B. Corporation (FNB), Fulton Financial Corporation (FULT), S&T Bancorp, Inc. (STBA), Susquehanna Bancshares, Inc. (SUSQ), and AmeriServ Financial, Inc. (ASRV)
**	The KBW Regional Banking Index is the property of Keefe, Bruyette & Woods, Inc. (KBW). KBW does not guarantee the accuracy or completeness of the Index, makes no express or implied warranties with respect to the Index and shall have no liability for any damages, claims, losses or expenses caused by errors in the Index calculation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

Federal and State Regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data- Note 31 (Regulatory Restrictions and Capital Adequacy).” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust I, II, and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities which provide the cash flow for the payments on the capital securities.

First Commonwealth did not repurchase shares during the fourth quarter of 2007.

Recent Sales of Unregistered Securities

On November 12, 2007, we issued 35,000 shares of our common stock to T. Michael Price as an inducement for his employment as President of First Commonwealth Bank. The shares were issued pursuant to a Restricted Stock Agreement, dated October 19, 2007, between Mr. Price and First Commonwealth Financial Corporation. We filed a Current Report on Form 8-K on October 29, 2007, in which we described the material terms of the Restricted Stock Agreement.

We issued the shares to Mr. Price in reliance upon the exemption from registration under the Securities Act of 1933 provided by Rule 506 of Regulation D. Mr. Price represented to us that he is an “accredited investor” (as that term is defined in Regulation D), that he is capable of evaluating the merits and risks of an investment in our shares and has access to the reports and other information that we file with the Securities and Exchange Commission and that he acquired the shares as an investment and not with a view to distribute them in violation of the Securities Act.

We issued the shares as consideration for services to be performed by Mr. Price and did not receive any proceeds from the issuance of the shares.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.	Selected Financial Data

The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except share data)
Interest income	$331,095	$333,070	$312,068	$278,025	$243,773
Interest expense	169,713	166,107	138,618	110,690	100,241

Net interest income	161,382	166,963	173,450	167,335	143,532
Provision for credit losses	10,042	11,544	8,628	8,070	12,770

Net interest income after provision for credit losses	151,340	155,419	164,822	159,265	130,762
Net securities gains (losses)	1,174	697	(7,673)	4,077	5,851
Gain on sale of branches	-0-	-0-	11,832	-0-	3,041
Gain on sale of merchant services business	-0-	-0-	1,991	-0-	-0-
Other income	47,696	43,550	44,075	43,572	39,552
Litigation settlement	-0-	-0-	-0-	-0-	(610)
Restructuring charges	-0-	-0-	5,437	-0-	-0-
Merger and related charges	-0-	-0-	-0-	2,125	-0-
(Gain) loss on extinguishment of debt	-0-	(410)	-0-	29,495	-0-
Other expenses	148,007	138,093	138,517	132,935	113,265

Income before taxes	52,203	61,983	71,093	42,359	66,551
Applicable income taxes	5,953	9,029	13,257	3,707	13,251

Net income	$46,250	$52,954	$57,836	$38,652	$53,300

Per Share Data
Net income	$0.640	$0.750	$0.830	$0.590	$0.900
Dividends declared	$0.680	$0.680	$0.665	$0.645	$0.625
Average shares outstanding	72,816,208	70,766,348	69,276,141	65,887,611	59,002,277

Per Share Data Assuming Dilution
Net income	$0.630	$0.740	$0.830	$0.580	$0.900
Dividends declared	$0.680	$0.680	$0.665	$0.645	$0.625
Average shares outstanding	72,973,259	71,133,562	69,835,285	66,487,516	59,387,055

At End of Period
Total assets	$5,883,618	$6,043,916	$6,026,320	$6,198,478	$5,189,195
Investment securities	1,645,714	1,723,191	1,939,743	2,240,477	2,073,430
Loans and leases, net of unearned income	3,697,819	3,783,817	3,624,259	3,514,833	2,824,882
Allowance for credit losses	42,396	42,648	39,492	41,063	37,385
Deposits	4,347,219	4,326,440	3,996,552	3,844,475	3,288,275
Subordinated debentures	105,750	108,250	108,250	108,250	75,304
Other long-term debt	442,196	485,170	691,494	731,324	718,668
Shareholders’ equity	568,788	571,361	521,045	531,978	430,946

Key Ratios
Return on average assets	0.80%	0.89%	0.94%	0.66%	1.12%
Return on average equity	8.08%	9.76%	10.89%	7.82%	12.95%
Net loans to deposits ratio	84.09%	86.47%	89.70%	90.36%	84.77%
Dividends per share as a percent of net income per share	106.25%	90.67%	80.12%	109.32%	69.44%
Average equity to average assets ratio	9.87%	9.08%	8.60%	8.47%	8.68%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the Years Ended December 31, 2007, 2006 and 2005, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K.

Company Overview

The following discussion and analysis concerns the financial condition and the results of operations of First Commonwealth Financial Corporation (“First Commonwealth” or “we”) and its subsidiaries, First Commonwealth Bank (“FCB”), First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2007, 2006 and 2005. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a clear understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Nature of Operations

First Commonwealth provides financial services primarily in central and western Pennsylvania through its subsidiaries, FCB, FCIA and FCFA. At December 31, 2007, we operated 112 community banking offices in 15 counties of central and western Pennsylvania.

We offer a full range of consumer and commercial financial services. Consumer services include Internet and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, health savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, club accounts, secured and unsecured installment loans, construction and mortgage loans, safe deposit facilities, credit lines with overdraft checking protection, IRA accounts and student loans. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds, stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in central and western Pennsylvania.

Economic and Industry-Wide Factors Affecting First Commonwealth

As a financial institution with a focus on traditional banking activities, we earn the majority of our revenue through net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing our net interest margin, which is net interest income (on a fully taxable-equivalent basis) as a percentage of our average interest-earning assets. We also generate revenue through fees earned on various services and products that we offer to our customers and through sales of assets, such as loans, investments, or properties. These revenue sources are offset by provisions for credit losses on loans, operating expenses and income taxes.

General economic conditions also affect our business by impacting our customers’ need for financing, thus affecting loan growth, and impacting the credit strength of existing and potential borrowers.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates

First Commonwealth’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates and assumptions may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the period presented or in future periods. We consider our accounting policies concerning the allowance for credit losses and goodwill and other intangible assets to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates by management.

Allowance for Credit Losses

We account for the credit risk associated with our lending activities through the allowance and provision for credit losses. The allowance represents management’s best estimate of probable losses that are inherent in our existing loan portfolio as of the balance sheet date. The provision is a periodic charge to earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. Management and our Board of Directors review the adequacy of the allowance on a quarterly basis in accordance with the methodology described below.

•

Individual loans are selected for review in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by FASB Statement No. 118 (which we refer to as “Statement 114”). These are generally large balance commercial loans and commercial mortgages that are rated less than “satisfactory” based on our internal credit-rating process.

•

We assess whether the loans identified for review are “impaired,” which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement, which generally represents loans that management has placed on nonaccrual status.

•	We calculate the estimated fair value of the loans that are selected for review based on observable market prices, discounted cash flows and the value of the underlying collateral.

•

We then select pools of homogenous smaller balance loans having similar risk characteristics for evaluation collectively under the provisions of FASB Statement No. 5, “Accounting for Contingencies” (which we refer to as “Statement 5”). These loans generally include residential mortgages, consumer loans, installment loans and smaller balance commercial loans.

•	Statement 5 loans are segmented into groups with similar characteristics and an allowance for credit losses is allocated to each segment based on recent loss history and other relevant information.

•

We then review the results to determine the appropriate balance of the allowance for credit losses. This review includes consideration of additional factors, such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile in the portfolio, trends in delinquencies and nonaccrual loans and local and national economic conditions.

•

We also maintain an unallocated allowance. Although the unallocated allowance was significantly reduced during 2004 as a result of methodology enhancements, we still use the unallocated allowance to account for any factors or conditions that may cause a potential credit loss but are not specifically identifiable or considered in the methodology described above.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

Allowance for Credit Losses (Continued)

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. To the extent that actual outcomes differ from estimates, additional provisions for credit losses could be required that could adversely affect our earnings or financial position in future periods. The loan portfolio represents the largest asset category on our Consolidated Statements of Financial Condition.

Goodwill and Other Intangible Assets

We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

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

As of December 31, 2007, goodwill was not considered impaired; however, changing economic conditions could result in impairment, which could adversely affect earnings in future periods.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements adopted by First Commonwealth in 2007 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted, refer to Note 2 of the accompanying Consolidated Financial Statements.

Results of Operations—2007 Compared to 2006

Summary of 2007 Results

The year 2007 continued to be extremely challenging for the banking industry and First Commonwealth. Our main source of income came under pressure due to the inverted yield curve and competitive pricing amongst financial institutions. As a result of this yield curve environment, First Commonwealth used funds from

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Summary of 2007 Results (Continued)

maturities and repayments of investment securities primarily to reduce borrowings. The decrease in interest-earning assets accompanied by First Commonwealth’s reduction in higher cost wholesale borrowings resulted in a more stable margin.

Nonaccrual loans increased mainly due to three large relationships. These credits are collateralized by real estate or equipment and a reserve has been allocated to cover the expected losses. (See Non-Performing Loans section.)

The banking industry in general saw increases in losses due to subprime loan write-downs. First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan or collateralized debt marketplace and therefore does not have any exposure to risks associated with these activities. All mortgage backed securities in First Commonwealth’s investment portfolio are AAA rated and backed by U.S. Government agencies.

Net income was $46.3 million or $0.63 per diluted share compared to $53.0 million or $0.74 per diluted share in 2006. The return on average equity and average assets was 8.08% and 0.80%, respectively, compared to 9.76% and 0.89% for the prior year period.

Earnings for 2007 included a $5.6 million decline in net interest income; a $1.5 million decrease in the provision for credit losses; a $1.0 million increase each in service charges on deposit accounts, card related interchange income, and other income; a $3.1 million increase in salaries and employee benefits; a $1.6 million increase in net occupancy expense; a $1.1 million increase in advertising; and a $2.2 million increase in other expenses. A lower effective income tax rate also contributed to net income for 2007, as items excluded from taxable income remained consistent but represented a larger portion of pretax earnings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Summary of 2007 Results (Continued)

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for 2007 compared to 2006 and 2006 compared to 2005:

	2007 vs. 2006	2006 vs. 2005
Net income per diluted share, prior year	$0.74	$0.83
Increase (decrease) from changes in:
Net interest income	(0.14)	(0.14)
Provision for credit losses	0.02	(0.04)
Security transactions	0.01	0.12
Sale of branches	0.00	(0.17)
Sale of merchant services business	0.00	(0.03)
Merchant discount income	0.00	(0.02)
Other income	0.04	(0.01)
Salaries and employee benefits	(0.02)	0.03
Occupancy and equipment costs	(0.02)	(0.01)
Advertising expense	(0.01)	0.00
Intangible amortization	(0.01)	0.00
Restructuring charges	0.00	0.08
Extinguishment of debt	(0.01)	0.01
Other expenses (a)	(0.02)	0.03
Applicable income taxes	0.05	0.06

Net income per diluted share	$0.63	$0.74

(a)	Includes $0.01 per diluted share for the 2006 vs. 2005 impact for plastic card interchange expense related to the merchant services business sold in 2005.

Net Interest Income

Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, repurchase agreements and short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax equivalent adjustment to net interest income for 2007 was $14.7 million compared to $14.6 million in 2006.

Net interest income decreased $5.6 million in the 2007 period compared to 2006 primarily because costs on interest-bearing liabilities increased while income earned on interest-bearing assets decreased. Interest income decreased $2.0 million primarily due to a $206.9 million decline in average interest-earning assets partly offset

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Net Interest Income (Continued)

by a 22 basis point, or 0.22%, increase in the yield on interest-earning assets. Interest expense increased $3.6 million as the rate paid on total interest-bearing liabilities increased 24 basis points, or 0.24%, which was partly offset by a $225.1 million decrease in average interest-bearing liabilities.

The net interest margin increased three basis points, or 0.03%, to 3.34% primarily due to a decrease in higher cost wholesale borrowings accompanied by lower interest-earning assets. The ratio of noninterest-bearing funding sources as a percent of interest-earning assets increased in 2007 contributing to the increase in net interest margin.

First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion. Interest and fees on loans increased $5.2 million primarily due to a 17 basis point, or 0.17%, rise in the yield on loans from 6.92% to 7.09% with average loans remaining relatively flat. First Commonwealth continues to capitalize on lending opportunities with small to mid-sized commercial borrowers, including loans generated through its preferred Small Business Administration (“SBA”) lender status. First Commonwealth continues to be a top small business lender in Western and Central Pennsylvania.

Interest income on investments decreased $7.1 million primarily due to a $185.8 million decline in the average balance of investment securities partly offset by an increase in investment yields. Interest on deposits increased $24.3 million due to higher rates paid on deposits and increased balances. Deposit growth was primarily due to the Laurel acquisition in August 2006. Average interest-bearing deposits rose $225.1 million, with increases recorded in interest-bearing demand deposits of $10.3 million and time deposits of $248.6 million partly offset by decreases in savings deposits of $33.8 million. The cost of deposits rose 44 basis points or 0.44%. In our management of deposit levels and mix, we continue to evaluate the cost of time deposits compared to alternative funding sources as we balance our goal of providing customers with the competitive rates they are looking for while also minimizing our cost of funds.

Interest expense on short-term borrowings decreased $14.0 million primarily due to a $289.3 million decline in average volume. Interest expense on long-term debt decreased $6.7 million due to declining average balances of $160.9 million that offset the 8 basis point, or 0.08%, rise in rates. In 2007, First Commonwealth limited the reinvestment of investment securities proceeds and reduced both short-term borrowings and long-term debt with these proceeds.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Net Interest Income (Continued)

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for each of the three years in the period ended December 31:

Average Balance Sheets and Net Interest Analysis

(dollars in thousands)

	2007			2006			2005
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$639	$37	5.82%	$1,878	$99	5.27%	$807	$29	3.61%
Tax-free investment securities	304,842	13,732	6.93	281,823	12,876	7.03	279,339	12,699	6.99
Taxable investment securities	1,278,469	63,218	4.94	1,487,267	71,215	4.79	1,829,449	77,089	4.21
Federal funds sold	3,204	157	4.89	2,854	142	4.99	5,060	161	3.18
Loans, net of unearned income (b)(c)(d)	3,687,037	253,951	7.09	3,707,233	248,738	6.92	3,597,705	222,090	6.36

Total interest-earning assets	5,274,191	331,095	6.56	5,481,055	333,070	6.34	5,712,360	312,068	5.70

Noninterest-earning assets:
Cash	80,453			79,509			80,716
Allowance for credit losses	(43,811)			(40,510)			(41,834)
Other assets	489,502			452,915			430,179

Total noninterest-earning assets	526,144			491,914			469,061

Total Assets	$5,800,335			$5,972,969			$6,181,421

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$595,055	$10,538	1.77%	$584,717	$10,251	1.75%	$563,254	$5,262	0.93%
Savings deposits (e)	1,104,789	25,008	2.26	1,138,579	21,496	1.89	1,298,984	18,885	1.45
Time deposits	2,138,296	97,224	4.55	1,889,731	76,707	4.06	1,643,350	54,923	3.34
Short-term borrowings	279,045	11,442	4.10	568,327	25,448	4.48	797,148	24,305	3.05
Long-term debt	563,919	25,501	4.52	724,846	32,205	4.44	833,000	35,243	4.23

Total interest-bearing liabilities	4,681,104	169,713	3.63	4,906,200	166,107	3.39	5,135,736	138,618	2.70

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	514,256			493,790			488,305
Other liabilities	32,335			30,526			26,062
Shareholders’ equity	572,640			542,453			531,318

Total noninterest-bearing funding sources	1,119,231			1,066,769			1,045,685

Total Liabilities and Shareholders’ Equity	$5,800,335			$5,972,969			$6,181,421

Net Interest Income and Net Yield on Interest-Earning Assets		$161,382	3.34%		$166,963	3.31%		$173,450	3.28%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale in 2006 and 2005.
(c)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Net Interest Income (Continued)

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

Analysis of Year-to-Year Changes in Net Interest Income

(dollars in thousands)

	2007 Change from 2006			2006 Change from 2005
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(62)	$(65)	$3	$70	$39	$31
Tax-free investment securities	856	1,618	(762)	177	174	3
Taxable investment securities	(7,997)	(10,001)	2,004	(5,874)	(14,406)	8,532
Federal funds sold	15	17	(2)	(19)	(70)	51
Loans	5,213	(1,398)	6,611	26,648	6,965	19,683

Total interest income	(1,975)	(9,829)	7,854	21,002	(7,298)	28,300

Interest-bearing liabilities:
Interest-bearing demand deposits	287	181	106	4,989	200	4,789
Savings deposits	3,512	(638)	4,150	2,611	(2,332)	4,943
Time deposits	20,517	10,090	10,427	21,784	8,235	13,549
Short-term borrowings	(14,006)	(12,953)	(1,053)	1,143	(6,977)	8,120
Long-term debt	(6,704)	(7,150)	446	(3,038)	(4,576)	1,538

Total interest expense	3,606	(10,470)	14,076	27,489	(5,450)	32,939

Net interest income	$(5,581)	$641	$(6,222)	$(6,487)	$(1,848)	$(4,639)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge offs and recoveries for the period.

The provision for credit losses decreased $1.5 million. In 2006, we increased our provision to reflect the deterioration of a $30.0 million dollar commercial credit (see “Financial Condition—Non-Performing Loans,” page 31). Non-performing loans as a percentage of total loans outstanding was 1.47% as of December 31, 2007 compared to 0.32% as of December 31, 2006. The allowance for credit losses was $42.4 million at year end 2007, which represents a ratio of 1.15% of average loans outstanding which remained unchanged compared to December 31, 2006.

Net credit losses for 2007 decreased $73 thousand. Net credit losses as a percentage of average loans outstanding remained unchanged at 0.28% in 2007 compared to 2006. For an analysis of credit quality, see the “Non-Performing Loans” and “Allowance for Credit Losses” sections of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Provision for Credit Losses (Continued)

A detailed analysis of our credit loss experience for the five years ended December 31, 2007, is shown below:

Summary of Credit Loss Experience

(dollars in thousands)

	2007	2006	2005	2004	2003
Loans outstanding at end of year	$3,697,819	$3,783,817	$3,624,259	$3,514,833	$2,824,882

Average loans outstanding	$3,687,037	$3,707,233	$3,597,705	$3,251,645	$2,640,935

Allowance for credit losses:
Balance, beginning of year	$42,648	$39,492	$41,063	$37,385	$34,496
Addition as a result of acquisition	-0-	1,979	-0-	4,983	3,109
Loans charged off:
Commercial, financial and agricultural	3,185	2,612	2,462	2,778	4,903
Loans to individuals	3,902	4,565	5,259	5,070	4,809
Real estate-construction	50	50	598	1	384
Real estate-commercial	1,832	522	965	1,060	1,111
Real estate-residential	2,662	2,660	2,103	1,456	3,172
Lease financing receivables	23	54	59	247	316

Total loans charged off	11,654	10,463	11,446	10,612	14,695

Recoveries of loans previously charged off:
Commercial, financial and agricultural	495	848	601	772	1,047
Loans to individuals	672	590	550	351	641
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	102	-0-	-0-	-0-	-0-
Real estate-residential	90	45	93	114	17
Lease financing receivables	1	-0-	3	-0-	-0-

Total recoveries	1,360	1,483	1,247	1,237	1,705

Net loans charged off	10,294	8,980	10,199	9,375	12,990
Credit losses on loans transferred to held for sale	-0-	1,387	-0-	-0-	-0-

Net credit losses	10,294	10,367	10,199	9,375	12,990

Provision for credit losses	10,042	11,544	8,628	8,070	12,770

Balance, end of year	$42,396	$42,648	$39,492	$41,063	$37,385

Ratios:
Net credit losses as a percentage of average loans outstanding	0.28%	0.28%	0.28%	0.29%	0.49%
Allowance for credit losses as a percentage of average loans outstanding	1.15%	1.15%	1.10%	1.26%	1.42%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Non-Interest Income

Total non-interest income increased $4.6 million primarily due to higher service charges on deposit accounts, insurance commissions, card related interchange income, and other income.

The components of non-interest income for the three years ended December 31 follow:

	2007	2006	2005
	(dollars in thousands)
Non-Interest Income
Net securities gains (losses)	$1,174	$697	$(7,673)
Trust income	5,881	5,801	5,526
Service charges on deposit accounts	17,981	16,967	15,710
Insurance commissions	3,560	2,804	3,423
Income from bank owned life insurance	6,101	5,742	5,391
Card related interchange income	6,564	5,583	4,881
Other income	7,609	6,653	7,795

Subtotal	48,870	44,247	35,053
Gain on sale of branches	-0-	-0-	11,832
Gain on sale of merchant services business	-0-	-0-	1,991
Merchant discount income	-0-	-0-	1,349

Total non-interest income	$48,870	$44,247	$50,225

Service charges on deposit accounts are the most significant component of non-interest income and increased $1.0 million mainly due to increases in overdraft fees. First Commonwealth increased fee structures on deposit services during the third quarter of 2006. Management strives to implement reasonable and competitive fees for deposit services and closely monitors collection of those fees.

Insurance commissions increased $756 thousand primarily due to increased retail brokerage volumes and increases in employee benefit commissions. We expect to continue to grow insurance commission revenue by cross-selling insurance products to customers throughout our retail branch network.

We use bank owned life insurance (BOLI) to help offset the rising cost of employee benefits. Income from BOLI increased $359 thousand in 2007 compared to 2006 due to an increase in BOLI as a result of the Laurel acquisition.

Card related interchange income rose $981 thousand due to a larger customer base, higher volume, and changes in fee structures. Card related interchange income includes income from debit, credit and ATM cards that are issued to consumers and businesses.

Other income increased $956 thousand mainly due to a $550 thousand gain from the sale of our municipal bond servicing business during the second quarter of 2007. This business generated annual trust income of approximately $100 thousand, net of expenses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Non-Interest Expense

Total non-interest expense for 2007 increased $10.3 million mainly due to increases in salaries and employee benefits, net occupancy expense, advertising expense and other expenses.

The components of non-interest expense for the three years ended December 31 follow:

	2007	2006	2005
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$76,132	$72,988	$73,522
Net occupancy expense	13,710	12,077	10,988
Furniture and equipment expense	12,000	11,703	11,578
Advertising expense	2,867	1,750	1,725
Data processing expense	3,808	3,456	3,535
Pennsylvania shares tax expense	5,769	5,420	4,876
Intangible amortization	3,428	2,607	2,262
Other expenses	30,293	28,092	30,031

Subtotal	148,007	138,093	138,517
Gain on extinguishment of debt, net	-0-	(410)	-0-
Restructuring charges	-0-	-0-	5,437

Total non-interest expense	$148,007	$137,683	$143,954

Salaries and employee benefits increased $3.1 million or 4.3% due to the Laurel acquisition in August 2006, merit salary increases, and $1.0 million of expenses recorded in connection with separation agreements with former executives. Full-time equivalent employees were 1,568 at the end of 2007 compared to 1,579 at the end of 2006.

Net occupancy expense increased $1.6 million or 13.5% due to branch expansion and higher building repairs and maintenance.

Advertising expense increased $1.1 million due to increased branding efforts.

Pennsylvania shares tax expense increased $349 thousand due to the higher value of FCB’s equity, which is calculated on a six-year moving average. FCB’s equity has increased due to higher net income and shares issued in acquisitions over the previous six years. We expect that shares tax expense will begin to decrease beginning in 2008 due to the impact of recently passed legislation.

Intangible amortization increased $821 thousand as a result of the Laurel acquisition. Intangible amortization consists primarily of amortization of core deposit intangibles.

Other expenses increased $2.2 million primarily due to costs associated with strategic marketing initiatives, other professional fees, contributions and public relations.

Income Tax

Income tax expense decreased $3.1 million primarily because pretax income decreased $9.8 million. First Commonwealth’s effective tax rate was 11.4% in 2007 compared to 14.6% in 2006, as items excluded from taxable income remained consistent but represented a larger portion of pretax earnings.

Financial Condition

First Commonwealth’s total assets decreased $160.3 million, or 2.7%, in 2007, which was due to a decrease in loans of $86.0 million, or 2.3%, and a decrease in investments of $77.5 million, or 4.5%. First

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Commonwealth’s total liabilities decreased by $157.7 million, or 2.9%, in 2007. Total borrowings decreased $191.3 million, or 17.5%, which was partially offset by an increase in deposits of $20.8 million, or 0.48%.

Loan Portfolio

Following is a summary of our loan portfolio as of December 31:

Loans by Classification

(dollars in thousands)

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial, agricultural and other	$926,904	25%	$861,427	23%	$729,962	20%	$715,280	20%	$655,740	23%
Real estate-construction	207,708	6	92,192	2	78,279	2	71,351	2	27,063	1
Real estate-residential	1,237,986	33	1,346,503	36	1,213,223	33	1,164,707	33	821,159	29
Real estate-commercial	861,077	23	935,635	25	987,798	27	988,611	28	771,861	27
Loans to individuals	464,106	13	547,253	14	610,648	17	562,321	16	521,481	19
Net leases	62	-0-	864	-0-	4,468	1	12,815	1	28,033	1

Gross loans and leases	3,697,843	100%	3,783,874	100%	3,624,378	100%	3,515,085	100%	2,825,337	100%
Unearned income	(24)		(57)		(119)		(252)		(455)

Total loans and leases net of unearned income	$3,697,819		$3,783,817		$3,624,259		$3,514,833		$2,824,882

Total loans decreased $86.0 million, or 2.3%, in 2007. The decrease in loans was primarily due to management’s intentional run-off of the residential mortgage and lease portfolios. The decrease in the real estate-commercial loan category was primarily due to increased permanent financing competition by non-bank institutions. The decrease in loans was partially offset by an increase of $115.5 million in the real estate construction loans and an increase of $65.5 million in commercial loans.

The majority of our loan portfolio is with borrowers located in Pennsylvania. As of December 31, 2007 and 2006, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2007 were as follows (dollars in thousands):

	Within One Year	One to 5 Years	After 5 Years	Total
Commercial and industrial	$497,567	$134,558	$117,924	$750,049
Financial institutions	-0-	120	-0-	120
Real estate-construction	56,211	97,927	53,570	207,708
Real estate-commercial	65,710	196,718	598,649	861,077
Other	16,705	15,416	144,614	176,735

Totals	$636,193	$444,739	$914,757	$1,995,689

Loans at fixed interest rates		$159,741	$267,097
Loans at variable interest rates		284,998	647,660

Totals		$444,739	$914,757

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Non-Performing Loans

Non-performing loans include nonaccrual loans and restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. Past due loans are those loans which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.

Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

Following is a summary of non-performing loans at December 31:

	2007	2006
	(dollars in thousands)
Loans on nonaccrual basis	$54,119	$12,043
Troubled debt restructured loans	147	160

Total non-performing loans	$54,266	$12,203

Loans past due in excess of 90 days and still accruing	$12,853	$13,051

Non-performing loans increased $42.1 million to $54.3 million at December 31, 2007 compared to $12.2 million at December 31, 2006, mainly due to two large credits and the deterioration of loans purchased from Equipment Finance LLC (“EFI”) (see discussion in the following paragraph). A $30.0 million commercial credit relationship was placed on nonaccrual during the second quarter of 2007. This credit relationship had been monitored since the second quarter of 2006 when management disclosed that the credit had experienced deterioration. Additionally, a $4.3 million commercial credit relationship was placed on nonaccrual in the fourth quarter of 2007. These credits are collateralized by real estate or equipment and a reserve was allocated, primarily during 2006, to cover expected losses.

First Commonwealth purchased $7.0 million in loans from EFI, a division of Sterling Financial Corporation of Lancaster, Pennsylvania (“Sterling”), during 2006. Sterling subsequently disclosed an investigation, which is still ongoing, into financial irregularities related to certain financing contracts at EFI. Loans in this portfolio are collateralized by equipment and reserves were allocated in the second quarter of 2007 to cover expected losses. During the third quarter of 2007, EFI agreed to repurchase eight of these loans for approximately $1.1 million. At December 31, 2007, the remaining balance in this portfolio was $4.4 million, of which $3.2 million was classified as nonaccrual. Loans in this portfolio totaling $202 thousand were classified by First Commonwealth as nonaccrual during the fourth quarter of 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Non-Performing Loans (Continued)

The following is a comparison of non-performing and impaired assets and the effects on interest due to nonaccrual loans at December 31:

Non-performing and Impaired Assets and Effects on Interest Income Due to Nonaccrual

(dollars in thousands)

	2007	2006	2005	2004	2003
Loans on nonaccrual basis	$54,119	$12,043	$11,391	$10,732	$12,459
Troubled debt restructured loans	147	160	173	183	195

Total non-performing loans	$54,266	$12,203	$11,564	$10,915	$12,654

Non-performing loans as a percentage of total loans	1.47%	0.32%	0.32%	0.31%	0.45%

Allowance as percentage of non-performing loans	78.13%	349.49%	341.51%	376.21%	295.44%

Other real estate owned	$2,172	$1,507	$1,655	$1,814	$1,866

Gross income that would have been recorded at original rates	$4,124	$3,246	$2,344	$1,757	$1,962
Interest that was reflected in income	381	706	506	307	1,185

Net reduction to interest income due to nonaccrual	$3,743	$2,540	$1,838	$1,450	$777

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and nonaccrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. For a description of the methodology used to calculate the allowance for credit losses, please refer to “Critical Accounting Policies and Significant Estimates—Allowance for Credit Losses.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Allowance for Credit Losses (Continued)

Following is a summary of the allocation of the allowance for credit losses at December 31:

Allocation of the Allowance for Credit Losses

(dollars in thousands)

	2007	2006	2005	2004	2003
Commercial, industrial, financial, agricultural and other	$17,672	$17,547	$13,100	$13,422	$10,739
Real estate-construction	1,407	1,074	1,762	1,088	330
Real estate-commercial	12,663	14,090	14,260	13,099	11,361
Real estate-residential	6,322	4,872	4,792	8,759	4,910
Loans to individuals	3,330	3,391	4,533	3,806	4,614
Lease financing receivables	2	15	65	136	202
Unallocated	1,000	1,659	980	753	5,229

Total	$42,396	$42,648	$39,492	$41,063	$37,385

Allowance as percentage of average total loans	1.15%	1.15%	1.10%	1.26%	1.42%

The allowance for credit losses decreased $252 thousand from $42.6 million at December 31, 2006 to $42.4 million at December 31, 2007. The allowance as a percentage of the average total loans remained stable at 1.15% as of December 31, 2007 and 2006. Additional reserves were allocated in 2007 for the EFI portfolio, which were partially offset by pay-offs in the fourth quarter of 2007 on loans that carried specific allocated reserves. The increase in the allowance for 2006 was primarily due to a higher provision for credit losses compared to 2005 and the addition of $2.0 million from the Laurel acquisition.

Investment Portfolio

Marketable securities that we hold in our investment portfolio, referred to as “securities available for sale,” are an additional source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As of December 31, 2007, securities available for sale had an amortized cost and fair value of $1.6 billion. Gross unrealized gains were $14.9 million and gross unrealized losses were $15.0 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Investment Portfolio (Continued)

The following is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2007:

Maturity Distribution of Securities Held to Maturity At Amortized Cost

(dollars in thousands)

	U.S. Treasury and Other Government Corporations and Agencies	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*
Within 1 year	$71	$2,174	$-0-	$2,245	7.06%
After 1 but within 5 years	395	14,004	-0-	14,399	7.40%
After 5 but within 10 years	115	28,654	-0-	28,769	7.11%
After 10 years	-0-	26,084	-0-	26,084	6.37%

Total	$581	$70,916	$-0-	$71,497	6.89%

Maturity Distribution of Securities Available for Sale At Amortized Cost

(dollars in thousands)

	U.S. Treasury and Other Government Corporations and Agencies	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield*
Within 1 year	$89,130	$1,414	$6,174	$96,718	4.44%
After 1 but within 5 years	98,939	6,266	-0-	105,205	5.13%
After 5 but within 10 years	379,896	57,125	-0-	437,021	4.48%
After 10 years	564,237	189,829	130,713	884,779	5.70%

Total	$1,132,202	$254,634	$136,887	$1,523,723	5.23%

(a)	Stock equities are excluded because they have an indefinite maturity.
*	Yields are calculated on a tax-equivalent basis.

Average securities decreased $185.8 million in 2007. The largest components of the 2007 decrease included $98.2 million of mortgage backed securities, $53.0 million of corporate securities, $49.5 million of other agencies, $5.3 million in marketable equity securities, and $2.2 million in treasury securities. Offsetting these decreases was an average increase of $23.0 million of states and political subdivisions. Decreases in securities in 2007 are partially attributable to our desire to reduce balances in both securities and borrowings in order to mitigate the interest rate risk of a flat or inverted yield curve.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Deposits

Total deposits increased $20.8 million, or 0.48%, in 2007, which is comprised of an increase of $20.0 million in interest-bearing deposits and a $752 thousand increase in noninterest-bearing deposits. The increase in interest-bearing deposits was due to a $79.0 million increase in time deposits that was offset by a $50.9 million decrease in savings deposits and an $8.1 million decrease in interest-bearing demand deposits. Non-core deposits, which are time deposits in denominations of $100,000 or more, increased $34.2 million in 2007 and represented 19.0% of total deposits at December 31, 2007.

Time deposits of $100,000 or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31, 2007:

Maturity Distribution of Large Certificates of Deposit

(dollars in thousands)

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Remaining Maturity:
3 months or less	$329,977	40%	$321,137	40%	$210,442	34%
Over 3 months through 6 months	189,572	23	148,843	19	70,923	12
Over 6 months through 12 months	182,239	22	183,645	23	120,001	20
Over 12 months	125,176	15	139,127	18	206,502	34

Total	$826,964	100%	$792,752	100%	$607,868	100%

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased $145.8 million, or 29.2%, from $500.0 million as of December 31, 2006 to $354.2 million at December 31, 2007. Long-term debt decreased $45.5 million, or 7.7%, from $593.4 million at December 31, 2006 to $547.9 million at December 31, 2007. The decrease in borrowings was due to management’s decision to use proceeds from maturities and pay downs in the investment portfolio to reduce borrowings based on the yield environment. For additional information concerning our short-term borrowings and long-term debt, please refer to notes 21, 22 and 23 of the Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

The table below sets forth our contractual obligations to make future principal payments as of December 31, 2007. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

(dollars in thousands)	Footnote Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
Federal Home Loan Bank advances	23	$79,604	$284,421	$24,100	$7,500	$395,625
Repurchase agreements	23	20,000	-0-	-0-	-0-	20,000
Subordinated debentures	22	-0-	-0-	-0-	105,750	105,750
ESOP loan	23	2,000	4,000	3,600	-0-	9,600
Other loans	23	10,000	-0-	-0-	-0-	10,000
Operating leases	18	3,911	6,557	5,099	22,225	37,792

Total contractual obligations		$115,515	$294,978	$32,799	$135,475	$578,767

The table above excludes unamortized premiums and discounts on Federal Home Loan Bank advances because these premiums and discounts do not represent future cash obligations. The table also excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 20 (Interest-Bearing Deposits) to the Consolidated Financial Statements.

The following sets forth our off-balance sheet commitments to extend credit and standby letters of credit as of December 31, 2007:

(dollars in thousands)	Footnote Reference	Amount
Commitments to extend credit	17	$1,263,443
Standby letters of credit	17	98,093

Total lending-related commitments		$1,361,536

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since the borrower has the ability to draw upon these commitments at any time and these commitments often expire without being drawn upon.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets. We also have access to external sources of liquidity, including overnight federal funds, repurchase agreements and overnight or term borrowings from the Federal Home Loan Bank. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established an Asset and Liability Management Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board. This policy designates our Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department.

Deposits are our primary source of funds. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $20.8 million or 0.48% during 2007 and comprised 81.8% of total liabilities at December 31, 2007, as compared to 79.1% at December 31, 2006.

Refer to “Financial Condition” above for additional information concerning our deposits, loan portfolio, investment securities and borrowings.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our market risk is composed primarily of interest rate risk. Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem their certificates early when rates rise.

The process by which we manage our interest rate risk is called asset/liability management. The goals of our asset/liability management are increasing net interest income without taking undue interest rate risk or material loss of net market value of our equity, while maintaining adequate liquidity. Net interest income is increased by widening the interest spread and increasing earning assets. Liquidity is measured by the ability to meet both depositors’ and credit customers’ requirements.

We use a sophisticated asset/liability model to measure our interest rate risk. Interest rate risk measures include earnings simulation and gap analysis.

Gap analysis is a static measure that does not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Our net interest income simulations assume a level balance sheet

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Risk (Continued)

whereby new volumes equal run-offs. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate profile.

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.64 and 0.61 at December 31, 2007 and 2006, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Following is the gap analysis as of December 31, 2007 and 2006:

	2007
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,389,601	$181,132	$371,834	$1,942,567	$1,540,670	$214,582
Investments	210,972	129,592	168,023	508,587	798,857	338,382
Other interest-earning assets	1,719	-0-	-0-	1,719	-0-	-0-

Total interest-sensitive assets (ISA)	1,602,292	310,724	539,857	2,452,873	2,339,527	552,964

Certificates of deposit	660,483	538,584	484,661	1,683,728	477,219	18,854
Other deposits	1,644,215	-0-	-0-	1,644,215	-0-	-0-
Borrowings	437,500	26,665	40,169	504,334	349,759	41,083

Total interest-sensitive liabilities (ISL)	2,742,198	565,249	524,830	3,832,277	826,978	59,937

Gap	$(1,139,906)	$(254,525)	$15,027	$(1,379,404)	$1,512,549	$493,027

ISA/ISL	0.58	0.55	1.03	0.64	2.83	9.23
Gap/Total assets	19.37%	4.33%	0.26%	23.44%	25.71%	8.38%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Risk (Continued)

	2006
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,278,277	$209,613	$352,700	$1,840,590	$1,672,078	$271,149
Investments	223,603	123,501	167,478	514,582	760,803	445,394
Other interest-earning assets	985	-0-	-0-	985	-0-	-0-

Total interest-sensitive assets (ISA)	1,502,865	333,114	520,178	2,356,157	2,432,881	716,543

Certificates of deposit	542,030	484,103	554,257	1,580,390	494,631	25,805
Other deposits	1,703,163	-0-	-0-	1,703,163	-0-	-0-
Borrowings	550,284	4,464	44,022	598,770	439,363	43,583

Total interest-sensitive liabilities (ISL)	2,795,477	488,567	598,279	3,882,323	933,994	69,388

Gap	$(1,292,612)	$(155,453)	$(78,101)	$(1,526,166)	$1,498,887	$647,155

ISA/ISL	0.54	0.68	0.87	0.61	2.60	10.33
Gap/Total assets	21.39%	2.57%	1.29%	25.25%	24.80%	10.71%

The following table presents an analysis of the potential sensitivity of our annual net interest income to parallel movements in market rates upward or downward over a 12 month time frame versus if rates remained unchanged, based on December 31, 2007 information (dollars in thousands):

	+ 200	+ 100	- 100	- 200
Net interest income change (12 months):	($337)	$224	($1,571)	($4,092)

The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage our exposure to interest rate fluctuations.

As a result of the flat to inverted yield curve environment during 2007, we used funds from maturities and repayments of investment securities to reduce short-term borrowings. In anticipation of the yield curve becoming steeper in 2008 and because of widening credit spreads related to the sub-prime mortgage crisis, we decreased our deleveraging of investments towards the end of 2007. We also began to shorten the length of our funding to be able to react to the changing yield curve.

We recognize that asset/liability models are based on methodologies that may have inherent shortcomings. Furthermore, asset/liability models require certain assumptions be made, such as prepayment rates on earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon our experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will approximate actual results.

Results of Operations—2006 Compared to 2005

Net income was $53.0 million or $0.74 per diluted share, return on average assets was 0.89% and return on average equity was 9.76% for 2006. This compares with net income of $57.8 million or $0.83 per diluted share, return on average assets of 0.94% and return on average equity of 10.89% in 2005.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

During 2006, First Commonwealth completed the acquisition of Laurel Savings Bank, adding eight new branches in addition to opening three new offices further expanding our retail footprint in the Pittsburgh market. The Laurel acquisition was part of our strategy to increase our market presence in higher growth and more densely populated markets such as Allegheny and Butler counties.

Earnings for 2006 were impacted by a $6.5 million decline in net interest income, a $2.9 million increase in the provision for credit losses, a $1.3 million increase in service charges on deposit accounts, a $1.1 million decrease in other income, a $1.1 million increase in net occupancy expense and a $1.9 million reduction in other expenses. A lower effective income tax rate also contributed to net income for 2006.

Net interest income decreased $6.5 million over 2005 primarily because costs on interest-bearing liabilities increased more than income earned on interest-bearing assets. Interest income increased $21.0 million in 2006 over 2005 as the yield on total interest-earning assets increased 64 basis points, or 0.64%, from 5.70% to 6.34% which was partly offset by a $231.3 million decline in average interest-earning assets. Interest expense increased $27.5 million in 2006 from 2005 as the rate paid on total interest-bearing liabilities increased 69 basis points, or 0.69%, from 2.70% to 3.39% which was partly offset by a $229.5 million decrease in average interest-bearing liabilities.

The net interest margin increased three basis points, or 0.03%, primarily from limiting the reinvestment of investment securities proceeds and reducing borrowings to help mitigate the impact of the flat and inverted yield curve environment during 2006.

Interest and fees on loans increased $26.6 million primarily due to a 56 basis point or 0.56% rise in the yield on loans from 6.36% to 6.92% and a $109.5 million increase in average loans. The loan growth was primarily due to the Laurel acquisition.

Interest income on investments decreased $5.7 million primarily due to a $339.7 million decline in the average balance of investment securities partly offset by an increase in investment yields. As mentioned previously, due to the relatively flat yield curve, First Commonwealth limited the reinvestment of investment securities proceeds and reduced borrowings.

Interest on deposits increased $29.4 million due to higher rates paid on deposits and increased balances. Deposit growth was primarily due to the Laurel acquisition. Throughout 2006, customers registered a preference for time deposits due to the rising rate environment. Average interest-bearing deposits rose $107.4 million, with increases recorded in interest-bearing demand deposits of $21.5 million and time deposits of $246.4 million partly offset by decreases in savings deposits of $160.4 million. The cost of deposits rose 66 basis points, or 0.66%.

Interest expense on short-term borrowings increased $1.1 million due to a 143 basis point, or 1.43%, increase in rates, which offset the $228.8 million decline in average volume. Interest expense on long-term debt decreased $3.0 million due to declining average balances of $108.2 million that offset the 21 basis point, or 0.21%, rise in rates. The significant increase in short-term rates was due to the Federal Reserve increasing short-term interest rates four times during 2006. In December 2006, First Commonwealth refinanced $58.9 million of FHLB long-term debt with short-term borrowings. This transaction helped to mitigate the bank’s exposure to a falling rate environment.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2006 Compared to 2005 (Continued)

Non-interest income decreased $6.0 million primarily due to one time gains recorded in 2005 of $11.8 million from the sale of branches and $2.0 million from the sale of a merchant services business, which was offset by losses on the sales of securities of $7.7 million.

Net securities losses of $697 thousand were recorded in 2006 compared to net securities losses of $7.7 million in 2005. First Commonwealth funded the deposits associated with the sale of branches in the fourth quarter of 2005 by selling securities with a low average yield and a short life and incurred a loss of $2.7 million. Also during 2005, First Commonwealth repositioned its mortgage backed securities investment portfolio which was expected to reduce the company’s rate exposure and improve net interest income and incurred a $5.5 million loss on the sale.

Service charges on deposit accounts increased $1.3 million primarily due to the increase in deposit accounts. In addition, First Commonwealth increased fee structures on deposit services during the third quarter of 2006.

The 2005 period included an $11.8 million gain on the sale of branch offices. The sales included $126.0 million in deposit liabilities associated with the offices. The branch sales were part of First Commonwealth’s continuing branch optimization initiative to increase penetration in the higher growth/more densely populated Pittsburgh market. The branch sales were considered to be related to continuing operations. The 2005 period also included a gain of $2.0 million on the sale of First Commonwealth’s merchant services business. The decrease of $1.3 million in merchant discount income during 2006 compared to 2005 was due to this sale.

Card related interchange income increased $702 thousand due to a larger customer base, higher volume, and changes in fee structures. Card related interchange income includes income from debit, credit and ATM cards that are issued to consumers and businesses.

Total non-interest expense decreased $6.3 million mainly due to the absence of restructuring charges included in 2005 and lower operating expenses. Decreases in salaries and employee benefits were mainly due to the restructuring and related personnel changes. Increases in net occupancy expense and intangible amortization were due in large part to the Laurel acquisition in August 2006. Operating expenses declined $1.9 million primarily due to a reduction of $1.3 million in other professional fees and the elimination of plastic card interchange expense totaling $884 thousand since the merchant services business was sold in 2005.

Applicable income taxes decreased $4.2 million because pretax income for 2006 decreased $9.1 million. First Commonwealth’s effective tax rate was 14.6% in 2006 compared to 18.6% in 2005, as items excluded from taxable income remained consistent but represented a larger portion of pretax earnings.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

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

Based on First Commonwealth’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by KPMG, an independent registered public accounting firm, as stated in their attestation report on management’s assessment which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

February 28, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited First Commonwealth Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 28, 2008

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 28, 2008

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

First Commonwealth Financial Corporation:

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of First Commonwealth Financial Corporation and subsidiaries (the Company) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of First Commonwealth Financial Corporation and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 28, 2006

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$100,791	$95,134
Interest-bearing bank deposits	1,719	985
Securities available for sale, at market value	1,574,217	1,644,690
Securities held to maturity, at amortized cost, (Market value $72,928 in 2007 and $80,156 in 2006)	71,497	78,501
Loans:
Portfolio loans	3,697,843	3,783,874
Unearned income	(24)	(57)
Allowance for credit losses	(42,396)	(42,648)

Net loans	3,655,423	3,741,169

Premises and equipment, net	69,487	68,901
Other real estate owned	2,172	1,507
Goodwill	159,956	160,366
Amortizing intangibles, net	13,441	16,869
Other assets	234,915	235,794

Total assets	$5,883,618	$6,043,916

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$523,203	$522,451
Interest-bearing	3,824,016	3,803,989

Total deposits	4,347,219	4,326,440
Short-term borrowings	354,201	500,014
Other liabilities	65,464	52,681
Subordinated debentures	105,750	108,250
Other long-term debt	442,196	485,170

Total long-term debt	547,946	593,420

Total liabilities	5,314,830	5,472,555

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 100,000,000 shares authorized; 75,100,431 shares issued and 73,128,612 shares outstanding in 2007; 75,100,431 shares issued and 73,916,377 shares outstanding in 2006	75,100	75,100
Additional paid-in capital	206,889	208,313
Retained earnings	319,246	322,415
Accumulated other comprehensive loss, net	(147)	(7,914)
Treasury stock (1,971,819 and 1,184,054 shares at December 31, 2007 and 2006, respectively, at cost)	(22,700)	(14,953)
Unearned ESOP shares	(9,600)	(11,600)

Total shareholders’ equity	568,788	571,361

Total liabilities and shareholders’ equity	$5,883,618	$6,043,916

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$253,951	$248,738	$222,090
Interest and dividends on investments:
Taxable interest	60,260	68,257	74,864
Interest exempt from Federal income taxes	13,732	12,876	12,699
Dividends	2,958	2,958	2,225
Interest on Federal funds sold	157	142	161
Interest on bank deposits	37	99	29

Total interest income	331,095	333,070	312,068

Interest Expense
Interest on deposits	132,770	108,454	79,070
Interest on short-term borrowings	11,442	25,448	24,305
Interest on subordinated debentures	8,526	8,419	7,867
Interest on other long-term debt	16,975	23,786	27,376

Total interest on long-term debt	25,501	32,205	35,243

Total interest expense	169,713	166,107	138,618

Net Interest Income	161,382	166,963	173,450
Provision for credit losses	10,042	11,544	8,628

Net Interest Income after Provision for Credit Losses	151,340	155,419	164,822

Non-Interest Income
Net securities gains (losses)	1,174	697	(7,673)
Trust income	5,881	5,801	5,526
Service charges on deposit accounts	17,981	16,967	15,710
Gain on sale of branches	-0-	-0-	11,832
Gain on sale of merchant services business	-0-	-0-	1,991
Insurance commissions	3,560	2,804	3,423
Income from bank owned life insurance	6,101	5,742	5,391
Merchant discount income	-0-	-0-	1,349
Card related interchange income	6,564	5,583	4,881
Other income	7,609	6,653	7,795

Total non-interest income	48,870	44,247	50,225

Non-Interest Expense
Salaries and employee benefits	76,132	72,988	73,522
Net occupancy expense	13,710	12,077	10,988
Furniture and equipment expense	12,000	11,703	11,578
Advertising expense	2,867	1,750	1,725
Data processing expense	3,808	3,456	3,535
Pennsylvania shares tax expense	5,769	5,420	4,876
Intangible amortization	3,428	2,607	2,262
Restructuring charges	-0-	-0-	5,437
Gain on extinguishment of debt, net	-0-	(410)	-0-
Other expenses	30,293	28,092	30,031

Total non-interest expense	148,007	137,683	143,954

Income before income taxes	52,203	61,983	71,093
Applicable income taxes	5,953	9,029	13,257

Net Income	$46,250	$52,954	$57,836

Average Shares Outstanding	72,816,208	70,766,348	69,276,141
Average Shares Outstanding Assuming Dilution	72,973,259	71,133,562	69,835,285
Per Share Data:
Basic Earnings Per Share	$0.64	$0.75	$0.83
Diluted Earnings Per Share	$0.63	$0.74	$0.83
Cash Dividends Declared per Common Share	$0.680	$0.680	$0.665

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	46,250	-0-	-0-	-0-	46,250
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	8,085	-0-	-0-	8,085
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(763)	-0-	-0-	(763)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	80	-0-	-0-	80
Unrealized gains for postretirement obligations:
Transition obligation	-0-	-0-	-0-	1	-0-	-0-	1
Net gain	-0-	-0-	-0-	364	-0-	-0-	364

Total other comprehensive income							7,767

Total comprehensive income							54,017
Cash dividends declared	-0-	-0-	(49,419)	-0-	-0-	-0-	(49,419)
Net decrease in unearned ESOP shares	-0-	(200)	-0-	-0-	-0-	2,000	1,800
Discount on dividend reinvestment plan purchases	-0-	(920)	-0-	-0-	-0-	-0-	(920)
Tax benefit of stock options exercised	-0-	86	-0-	-0-	-0-	-0-	86
Treasury stock acquired	-0-	-0-	-0-	-0-	(9,971)	-0-	(9,971)
Treasury stock reissued	-0-	(377)	-0-	-0-	2,194	-0-	1,817
Restricted stock	-0-	(13)	-0-	-0-	30	-0-	17

Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity

Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045
Comprehensive income
Net income	-0-	-0-	52,954	-0-	-0-	-0-	52,954
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	1,970	-0-	-0-	1,970
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(451)	-0-	-0-	(451)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	646	-0-	-0-	646

Total other comprehensive income							2,165

Total comprehensive income							55,119
Cash dividends declared	-0-	-0-	(49,108)	-0-	-0-	-0-	(49,108)
Cumulative effect of change in accounting for postretirement obligations	-0-	-0-	-0-	(424)	-0-	-0-	(424)
Net decrease in unearned ESOP shares	-0-	(18)	-0-	-0-	-0-	2,000	1,982
Discount on dividend reinvestment plan purchases	-0-	(903)	-0-	-0-	-0-	-0-	(903)
Treasury stock reissued	-0-	(1,586)	-0-	-0-	5,261	-0-	3,675
Tax benefit of stock options exercised	-0-	408	-0-	-0-	-0-	-0-	408
Stock issued for acquisition	3,122	36,445	-0-	-0-	-0-	-0-	39,567

Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2004	$71,978	$175,453	$307,363	$10,002	$(26,643)	$(6,175)	$531,978
Comprehensive income
Net income	-0-	-0-	57,836	-0-	-0-	-0-	57,836
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(24,050)	-0-	-0-	(24,050)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	5,008	-0-	-0-	5,008
Unrealized holding losses on derivatives used in cash flow hedging relationship arising during the period	-0-	-0-	-0-	(615)	-0-	-0-	(615)

Total other comprehensive loss							(19,657)

Total comprehensive income							38,179
Cash dividends declared	-0-	-0-	(46,630)	-0-	-0-	-0-	(46,630)
Net increase in unearned ESOP shares	-0-	119	-0-	-0-	-0-	(7,425)	(7,306)
Discount on dividend reinvestment plan purchases	-0-	(891)	-0-	-0-	-0-	-0-	(891)
Treasury stock reissued	-0-	(1,176)	-0-	-0-	6,429	-0-	5,253
Tax benefit of stock options exercised	-0-	462	-0-	-0-	-0-	-0-	462

Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Operating Activities
Net income	$46,250	$52,954	$57,836
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,042	11,544	8,628
Deferred tax (benefit) expense	(2,474)	(2,498)	107
Depreciation and amortization	9,363	9,414	8,155
Net (gains) losses on sales of securities and other assets	(1,992)	(985)	6,687
Gain on extinguishment of debt	(100)	(2,013)	-0-
Net gain on sale of branches	-0-	-0-	(11,832)
Net gain on sale of merchant services business	-0-	-0-	(1,991)
Net amortization of premiums and discounts on securities	577	1,873	5,901
Net amortization of premiums and discounts on long-term debt	(4,746)	(5,176)	(5,487)
Increase in income from cash surrender value of bank owned life insurance	(6,101)	(5,742)	(5,391)
Changes, net of acquisition:
Decrease (increase) in interest receivable	3,701	(1,628)	(887)
(Decrease) increase in interest payable	(64)	1,113	2,252
Increase in income taxes payable	253	2,365	3,888
Net decrease in loans held for sale	-0-	1,276	1,036
Other-net	15,037	(282)	4,951

Net cash provided by operating activities	69,746	62,215	73,853
Investing Activities
Changes, net of acquisition:
Transactions with securities held to maturity:
Proceeds from sales	-0-	-0-	-0-
Proceeds from maturities and redemptions	7,355	8,739	11,356
Purchases	-0-	-0-	(20,530)
Transactions with securities available for sale:
Proceeds from sales	2,084	8,287	328,791
Proceeds from maturities and redemptions	424,021	419,770	396,213
Purchases	(344,122)	(217,230)	(457,967)
Proceeds from sales of other assets	6,838	7,201	10,516
Proceeds from sale of merchant services business	-0-	-0-	2,000
Acquisition, net of cash received	-0-	60,344	-0-
Net (increase) decrease in interest-bearing deposits with banks	(734)	(512)	1,930
Net decrease (increase) in loans	70,892	34,826	(131,454)
Purchases of premises and equipment	(9,810)	(13,289)	(14,371)

Net cash provided by investing activities	156,524	308,136	126,484
Financing Activities
Changes, net of acquisition:
Repayments of other long-term debt	(59,727)	(219,219)	(78,768)
Proceeds from issuance of other long-term debt	23,500	-0-	37,000
Repayments of subordinated debentures	(2,400)	-0-	-0-
Discount on dividend reinvestment plan purchases	(920)	(903)	(891)
Dividends paid	(49,554)	(48,507)	(46,193)
Net (decrease) increase in Federal funds purchased	(30,400)	48,675	4,775
Net decrease in other short-term borrowings	(115,413)	(214,326)	(285,584)
Sale of branches and deposits, net of cash received	-0-	-0-	(110,483)
Net increase in deposits	22,369	69,053	280,834
Proceeds from sale of treasury stock	1,817	3,472	5,050
Purchase of treasury stock	(9,971)	-0-	-0-
Stock option tax benefit	86	408	462

Net cash used in financing activities	(220,613)	(361,347)	(193,798)

Net increase in cash and cash equivalents	5,657	9,004	6,539
Cash and cash equivalents at January 1	95,134	86,130	79,591

Cash and cash equivalents at December 31	$100,791	$95,134	$86,130

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

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

Through its subsidiaries, which include one commercial bank, an insurance agency, and a financial advisor, First Commonwealth provides a full range of loan, deposit, trust, insurance, and personal financial planning services primarily to individuals and small to middle market businesses in fifteen counties in Central and Western Pennsylvania. Under current conditions, First Commonwealth is reporting one business segment.

First Commonwealth is subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine First Commonwealth for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of First Commonwealth Financial Corporation and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements for 2006 and 2005 to conform to the classifications presented for 2007.

First Commonwealth determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51, “Consolidated Financial Statements (as amended),” or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities (as amended),” issued in December 2003. Under FIN 46(R), an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Refer to Note 16 (Variable Interest Entities) for additional information related to FIN 46(R).

The investment in non-consolidated VIE’s and investment in corporations with voting interest of 20% to 50% are accounted for using the equity method of accounting.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1—Statement of Accounting Policies (Continued)

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

Years Ended December 31, 2007, 2006 and 2005

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

A loan is considered to be impaired when, based on current information and events, it is probable that the company will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Impaired loans include nonaccrual loans and troubled debt restructured loans. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Allowance for Credit Losses

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses that are inherent in the loan portfolio. First Commonwealth’s management and Board of Directors review the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1—Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

management’s assessment of probable estimated losses. First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors, all of which may be susceptible to significant changes. While allocations are made to specific loans and pools of loans, the total allowance is available for all credit losses.

The following describes the major loan classifications used in the allowance for credit losses calculation. Other Assets Especially Mentioned (“OAEM”) loans have potential weaknesses that deserve management’s close attention. The potential weaknesses may result in deterioration of the repayment prospects or weaken the Bank’s credit position at some future date. The credit risk may be relatively minor, yet constitute an undesirable risk in light of the circumstances surrounding the specific credit. No loss of principal or interest is expected. Loans classified as OAEM constitute an undue and unwarranted credit risk, but not to the point of being classified as a substandard risk. Substandard loans are those with a well-defined weakness or a weakness that jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of deterioration of the borrower’s financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect First Commonwealth may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful, in whole or in part, are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses. There were no loans classified as loss as of December 31, 2007.

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

All impaired credits in excess of $100 thousand are individually reviewed quarterly. A specific reserve is established for impaired loans that is equal to the total amount of potential unconfirmed losses for the impaired loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the impaired loan balances that are not reviewed.

A reserve is established for primary watch list loans that are classified as substandard (and still accruing interest). The reserve on OAEM loans is calculated as the historical average amount of potential unconfirmed losses for the loans similar to those that are reviewed. The historical percentage is based on an eight quarter weighted average calculation.

The allowance based on historical trends uses charge off experience to estimate potential unconfirmed losses based on charge off history for the greater of the eight most recent quarters or the twenty most recent

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1—Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

quarters. The historical loss percentages are adjusted for loss emergence periods based on the type of loan. Adjusted historical loss experience percentages are applied to non-classified loans from the primary watch list, as well as all other loans not on the watch list, to obtain the portion of the allowance for credit losses which is based on historical trends. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.

Each loan category’s most recent four quarter average delinquency percentage is compared to its twenty quarter average. A special allocation is made if the four quarter delinquency percentage is higher than its twenty quarter average.

An additional allowance may be made by management to cover specific factors such as portfolio risks and economic conditions. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency.

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

Bank Owned Life Insurance

First Commonwealth purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Income. The cash surrender value of bank owned life insurance is reflected in “Other Assets” on the Consolidated Statements of Financial Condition in the amount of $148 million and $142 million at December 31, 2007 and 2006, respectively. Under these policies, the beneficiaries receive a portion of the death benefit. In 2005, a $784 thousand liability was recorded to reflect the present value of the future cost of this life insurance and an expense was recognized in “Salaries and employee benefits” in the Consolidated Statements of Income. In 2006, an additional liability of $373 thousand was recorded in conjunction with the acquisition of Laurel Savings Bank (“Laurel”). This liability reflected the net present value of the future death benefits scheduled to be paid to the beneficiaries of Laurel policies.

Emerging Issues Task Force (“EITF”) No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements” finalized the accounting treatment for these policies and is effective for fiscal years beginning after December 15, 2007. As permitted by EITF 06-4, First Commonwealth will recognize this change in accounting principle as of January 1, 2008, through a cumulative-effect adjustment to retained earnings totaling $984 thousand. See Note 2 (New Accounting Pronouncements) for additional information relating to EITF 06-4.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1—Statement of Accounting Policies (Continued)

Premises and Equipment (Continued)

and accelerated methods over the estimated useful life of the asset. A straight-line depreciation method was used for substantially all furniture and equipment. The straight-line depreciation method was used for buildings and improvements. Charges for maintenance and repairs are expensed as incurred. Leasehold improvements are expensed over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

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

Business Combinations

First Commonwealth accounts for business combinations using the purchase method in accordance with FASB Statement No. 141 (“SFAS 141”), “Business Combinations.” Under the purchase method, net assets of the business acquired are recorded at their fair value as of the date of acquisition. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets that are acquired are recorded as goodwill (see “Goodwill” section below). Results of the acquired business are included in First Commonwealth’s income statement from the date of the acquisition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised) (“SFAS 141(R)”) “Business Combinations,” which will apply prospectively to any business combination entered into with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. See Note 2 (New Accounting Pronouncements) for additional information.

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. First Commonwealth reviews goodwill annually to determine potential impairment by determining if the fair value of the reporting units have fallen below their carrying value.

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

Years Ended December 31, 2007, 2006 and 2005

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

Income Taxes

First Commonwealth records taxes in accordance with the asset and liability method of FASB Statement No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” interest or penalties incurred for taxes will be recorded as a component of non-interest expense.

Comprehensive Income Disclosures

“Other Comprehensive Income” (comprehensive income, excluding net income) includes the after tax effect of changes in unrealized holding gains and losses on available for sale securities, changes in unrealized gains and losses on derivatives used in cash flow hedging relationships, and changes in the funded status of defined benefit postretirement plans. Comprehensive income is reported in the accompanying Consolidated Statements of Changes in Shareholders’ Equity.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

Employee Stock Ownership Plan

Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 27 (Unearned ESOP Shares) follows Statement of Position 93-6 (“SOP 93-6”), “Employers Accounting for Employee Stock Ownership Plans,” for ESOP shares acquired after December 31, 1992 (“new shares”). First Commonwealth has elected, as permitted under SOP 93-6, not to adopt this statement for ESOP shares acquired on or before December 31, 1992 (“old shares”).

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 1—Statement of Accounting Policies (Continued)

Employee Stock Ownership Plan (Continued)

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

On January 1, 2006, First Commonwealth adopted FASB Statement No. 123(R) (“SFAS 123(R)”), “Share Based Payment (as amended).” SFAS 123(R) requires income statement recognition of the grant date fair value for all share based payments over the vesting period of the grant, net of expected forfeitures. Upon adoption, First Commonwealth elected to use the modified prospective transition method and therefore has not restated prior periods. Under the modified prospective application, compensation cost is recognized for the portion of the outstanding awards granted prior to, but not vested as of January 1, 2006.

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

Derivative Instruments and Hedging Activities

First Commonwealth accounts for derivative instruments and hedging activities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended).” First Commonwealth recognizes all derivatives as either assets or liabilities on the Statements of Financial Condition and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2007, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 10 (Derivative Instruments) for a description of these instruments.

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

Years Ended December 31, 2007, 2006 and 2005

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

Note 2—New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”) “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. 51 “Consolidated Financial Statements.” The statement is effective for fiscal years beginning after December 15, 2008 and was issued at the same time as Statement of Financial Accounting Standards No. 141(R) “Business Combinations” to ensure the requirements of the statements were consistent. SFAS 160 establishes accounting and reporting standards for the noncontrolling ownership interests in a consolidated subsidiary, including the presentation of the ownership interest in the balance sheet, the income statement impact of the noncontrolling ownership interest, accounting for changes in ownership or deconsolidation of a subsidiary, and disclosure requirements. First Commonwealth currently does not have any consolidated subsidiaries with a noncontrolling ownership interest.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 141(revised) (“SFAS 141(R)”) “Business Combinations,” which will apply to any business combination entered into with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at fair value on the date of acquisition with limited exceptions. SFAS 141(R) also changes the accounting and disclosures for certain items related to business combinations to more accurately reflect the cost of the acquisition. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” Effective for fiscal years beginning after November 15, 2007, SFAS 159 permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses will be required to be included in earnings each reporting period for the items that fair value measurement is elected. Management is currently evaluating how SFAS 159 will affect First Commonwealth’s financial condition or results of operations upon adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements.” Prior to SFAS 157 there were different definitions for fair value in the various accounting pronouncements that required fair value measurement and limited guidance for applying the definitions, which created inconsistencies. SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and First Commonwealth does not expect the implementation to have a material impact on its financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 2—New Accounting Pronouncements (Continued)

In September 2006, the FASB Emerging Issues Task Force issued EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, and the adoption will not have a material impact on First Commonwealth’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” Effective for fiscal years ending after December 15, 2006, SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. See Note 26 (Retirement Plans) for an analysis of the incremental effect of applying SFAS 158 on individual line items in First Commonwealth’s Consolidated Statements of Financial Position at December 31, 2006. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The implementation is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force issued EITF 06-5 “Accounting for Purchases of Life Insurance—Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Effective January 1, 2007, EITF 06-5 explains how to determine the amount that could be realized from a life insurance contract for purposes of recording the cash surrender value on the balance sheet. It requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered instead of surrendering all policies as a group. Any adjustment to the carrying amount of cash surrender value should be recorded as a direct adjustment to retained earnings and reported as a change in accounting principle. The adoption of EITF 06-5 did not have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 applies to all tax positions accounted for in accordance with Statement 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006, and the adoption of FIN 48 did not have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 3—Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	December 31, 2007			December 31, 2006			December 31, 2005
	(dollars in thousands)
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$12,438	$(4,353)	$8,085	$3,031	$(1,061)	$1,970	$(37,000)	$12,950	$(24,050)
Less: reclassification adjustment for (gains) losses realized in net income	(1,174)	411	(763)	(694)	243	(451)	7,705	(2,697)	5,008
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	123	(43)	80	994	(348)	646	-0-	-0-	-0-
Unrealized gains (losses) on derivatives used in cash flow hedging relationships:
Unrealized holding losses arising during the period	-0-	-0-	-0-	-0-	-0-	-0-	(946)	331	(615)
Unrealized gains for postretirement obligations:
Transition obligation	2	(1)	1	-0-	-0-	-0-	-0-	-0-	-0-
Net gain	560	(196)	364	-0-	-0-	-0-	-0-	-0-	-0-

Net unrealized gains (losses)	11,949	(4,182)	7,767	3,331	(1,166)	2,165	(30,241)	10,584	(19,657)

Other comprehensive income (loss)	$11,949	$(4,182)	$7,767	$3,331	$(1,166)	$2,165	$(30,241)	$10,584	$(19,657)

Accumulated unrealized losses for postretirement obligations at January 1	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Transition obligation	-0-	-0-	-0-	9	(3)	6	-0-	-0-	-0-
Net loss	-0-	-0-	-0-	643	(225)	418	-0-	-0-	-0-

Cumulative effect of change in accounting for postretirement obligations	$-0-	$-0-	$-0-	$652	$(228)	$424	$-0-	$-0-	$-0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 4—Supplemental Cash Flow Disclosures

	2007	2006	2005
	(dollars in thousands)
Cash paid during the year for:
Interest	$163,402	$157,669	$136,367
Income taxes	$6,800	$9,554	$9,040
Noncash investing and financing activities:
ESOP loan reductions	$2,000	$2,000	$1,061
ESOP borrowings	$-0-	$-0-	$8,486
Loans transferred to other real estate owned and repossessed assets	$5,997	$4,909	$5,388
Unrealized gains (losses) on securities available for sale, net	$11,264	$2,337	$(29,295)
Gross decrease in market value adjustment to terminated cash flow hedges	$-0-	$-0-	$(946)
Treasury stock reissued for business combination	$-0-	$203	$203

Note 5—Restructuring Charges

In July 2005, an executive officer of First Commonwealth resigned and executed his right to receive severance under his employment contract. First Commonwealth accrued expenses of $700 thousand related to this contract. These expenses are included as restructuring charges in First Commonwealth’s Consolidated Statements of Income. In addition to payments to the executive, this amount includes First Commonwealth’s portion of hospitalization costs and employer payroll taxes. Under terms of the agreement, payments followed First Commonwealth’s normal payroll cycle for a period of 24 months.

In September 2005, First Commonwealth’s Board of Directors approved a plan to streamline its organizational structure. As part of this plan, on January 1, 2006, First Commonwealth merged its wholly owned subsidiaries First Commonwealth Trust Company, First Commonwealth Systems Corporation, and First Commonwealth Professional Resources, Inc. with and into First Commonwealth Bank, its principal operating subsidiary. The reorganization initiative was part of First Commonwealth’s continuing effort to unify, streamline and simplify its business structure and operations, which has grown principally through 16 mergers and acquisitions during the past 25 years. The simplified structure is intended to expedite strategic business and operational decisions and create a more efficient organization capable of responding more rapidly to evolving and dynamic market conditions. The 2005 period includes one-time termination benefits of $4.7 million related to the reorganization initiative as part of the restructuring charge in First Commonwealth’s Consolidated Statements of Income. These charges represent one-time termination benefits paid out over three years, which included severance payments, hospitalization costs and payroll taxes for 72 employees whose positions were eliminated as part of the reorganization initiative. No charges related to this plan were recorded in 2007 or 2006.

The costs related to First Commonwealth’s management changes and reorganization initiative were recorded in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (as amended).”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements Years

Ended December 31, 2007, 2006 and 2005

Note 5—Restructuring Charges (Continued)

The following is a summary of the 2005 restructuring liability and is included in Other Liabilities on the Consolidated Statements of Financial Condition:

(dollars in thousands)
Restructuring liability as of January 1, 2005	$-0-
Accrual related to management contract	700
Accrual related to reorganization initiative	4,737
One-time benefit payments during 2005	(2,122)

Restructuring liability as of December 31, 2005	$3,315
One-time benefit payments during 2006	(2,880)

Restructuring liability as of December 31, 2006	$435
One-time benefit payments during 2007	(435)

Restructuring liability as of December 31, 2007	$-0-

Note 6—Acquisitions and Dispositions

On August 28, 2006, First Commonwealth completed its acquisition of Laurel Capital Group, Inc. for a total purchase price of approximately $56.1 million, which was paid in common stock valued at $39.5 million and $16.6 million in cash. Laurel Capital Group was the holding company for Laurel Savings Bank with approximately $314 million in assets and 8 branch offices located in Allegheny and Butler counties in Pennsylvania.

The Laurel acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Laurel have been included in First Commonwealth’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, net of applicable income tax effects. The excess purchase price over fair value of net assets acquired is recorded as non amortizing goodwill. First Commonwealth recorded goodwill and core deposit intangibles totaling approximately $37.3 million and $3.5 million, respectively, in the Laurel acquisition.

Note 7—Branch Sale

In June 2005, First Commonwealth Bank, a wholly owned subsidiary of First Commonwealth Financial Corporation, sold a branch office located in State College, PA together with $17.6 million of deposit liabilities associated with the office. The transaction generated a pre-tax gain of approximately $3.1 million ($2.0 million after taxes) that included the premium on deposits and the gain on the sale of premises and equipment.

First Commonwealth Bank completed an additional branch sale transaction in November 2005 involving branch offices located in Huntingdon, Mount Union, Saxton, Three Springs and Williamsburg, PA. Deposit liabilities associated with these offices totaled $108.4 million. The transaction generated a pre-tax gain of $8.7 million ($5.7 million after taxes), which includes a premium on deposits and a gain on the sale of premises and equipment. First Commonwealth funded the deposits associated with the branch sale by selling $100 million of U.S. Agency securities with an average yield of 2.53% and an average life of 1.4 years. First Commonwealth incurred a loss from the securities sale of $2.7 million before taxes ($1.8 million after taxes). The gain on the sale of branches and the loss on the sale of securities were included in First Commonwealth’s Consolidated Statements of Income during 2005.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 8—Merchant Services Sale

In April 2005, First Commonwealth completed an asset sale and merchant processing alliance with First Data Corporation (“First Data”). Under the terms of the agreement, First Data acquired certain assets of First Commonwealth’s merchant processing business and provides merchant payment processing services on behalf of First Commonwealth Bank. First Commonwealth Bank will participate in future revenue related to both the existing book of merchant business as well as new business. The transaction generated a pre-tax gain of approximately $2.0 million that was included in First Commonwealth’s Consolidated Statements of Income during 2005.

Note 9—Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.). Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $3.6 million during 2007 and $1.6 million during 2006 with the Federal Reserve Bank.

Note 10—Derivative Instruments

In December 2005, First Commonwealth terminated its three interest rate swaps (“swaps”) that were classified as cash flow hedges. First Commonwealth paid an early termination penalty equal to the market value of the swaps as of the termination date in the amount of $1.1 million. This penalty was recognized as a reduction of earnings over the original remaining term of the hedged item, which ended in 2007.

First Commonwealth has interest rate derivatives that are not designated as hedging instruments. The derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the market value of the swaps offset each other and therefore do not have an impact on First Commonwealth’s results of operations. The aggregate notional amount outstanding at December 31, 2007 was $3.3 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 11—Securities Available For Sale

Below is an analysis of the amortized cost and fair values of securities available for sale at December 31 (dollars in thousands):

	2007					2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$3,999	$-0-	$-0-	$3,999	$7,889	$-0-	$-0-	$7,889
Obligations of U.S. Government Corporations and Agencies:
Mortgage Backed Securities	968,339	6,768	(7,488)	967,619	944,403	1,179	(21,664)	923,918
Other Agencies	159,863	1,652	(51)	161,464	257,449	98	(2,078)	255,469
Obligations of States and Political Subdivisions	254,634	4,143	(651)	258,126	217,273	4,482	(115)	221,640
Corporate Securities	130,713	914	(4,980)	126,647	173,066	3,371	(366)	176,071
Other Mortgage Backed Securities	-0-	-0-	-0-	-0-	532	-0-	(10)	522

Total Debt Securities	1,517,548	13,477	(13,170)	1,517,855	1,600,612	9,130	(24,233)	1,585,509
Equities	56,805	1,378	(1,821)	56,362	55,478	3,742	(39)	59,181

Total Securities Available for Sale	$1,574,353	$14,855	$(14,991)	$1,574,217	$1,656,090	$12,872	$(24,272)	$1,644,690

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

The amortized cost and fair market value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$90,276	$90,416
Due after 1 but within 5 years	81,266	82,908
Due after 5 but within 10 years	57,125	58,859
Due after 10 years	320,542	318,053

	549,209	550,236
Mortgage Backed Securities	968,339	967,619

Total Debt Securities	$1,517,548	$1,517,855

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 11—Securities Available For Sale (Continued)

Gross gains (losses) realized on sales, maturities and other securities transactions related to securities available for sale were as follows:

	For Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Sales transactions:
Gross gains	$346	$84	$469
Gross losses	-0-	-0-	(8,192)

	346	84	(7,723)

Maturities and other securities transactions:
Gross gains	811	610	50
Gross losses	-0-	-0-	-0-
Other	-0-	(2)	-0-

	811	608	50

Gains (losses) on securities transactions, net	$1,157	$692	$(7,673)

Securities available for sale with an approximate fair value of $864 million and $1.0 billion were pledged as of December 31, 2007 and 2006, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 12—Securities Held to Maturity

Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31 (dollars in thousands):

	2007				2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage Backed Securities	$581	$15	$-0-	$596	$1,321	$20	$-0-	$1,341
Obligations of States and Political Subdivisions	70,916	1,419	(3)	72,332	76,905	1,635	-0-	78,540
Debt Securities Issued by Foreign Governments	-0-	-0-	-0-	-0-	275	-0-	-0-	275

Total Securities Held to Maturity	$71,497	$1,434	$(3)	$72,928	$78,501	$1,655	$-0-	$80,156

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 12—Securities Held to Maturity (Continued)

The amortized cost and estimated fair market value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$2,174	$2,184
Due after 1 but within 5 years	14,004	14,336
Due after 5 but within 10 years	28,654	29,298
Due after 10 years	26,084	26,514

	70,916	72,332
Mortgage Backed Securities	581	596

Total Debt Securities	$71,497	$72,928

There were no sales of securities held to maturity in 2007, 2006 or 2005. Securities held to maturity with an amortized cost of $71.3 million and $78.0 million were pledged at December 31, 2007 and 2006, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 13—Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at December 31, 2007 by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
U.S. Government Corporations and Agencies	-0-	-0-	34,949	(51)	34,949	(51)
U.S. Government Agency CMO and MBS	1,536	(5)	475,823	(7,483)	477,359	(7,488)
Corporate Securities	73,005	(2,963)	30,010	(2,017)	103,015	(4,980)
Municipal Securities	61,578	(632)	1,549	(23)	63,127	(655)
Other Mortgage Backed Securities	-0-	-0-	-0-	-0-	-0-	-0-

Total Debt Securities	136,119	(3,600)	542,331	(9,574)	678,450	(13,174)
Equities	14,210	(1,790)	125	(31)	14,335	(1,821)

Total Securities	$150,329	$(5,390)	$542,456	$(9,605)	$692,785	$(14,995)

At December 31, 2007, 54.6% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government sponsored agencies and investment grade municipalities. Corporate fixed income and asset backed securities comprised 33.2% of the unrealized losses and equity securities accounted for the remaining 12.2%. The corporate fixed income securities consist of ten issues by financial services companies and sixteen trust preferred pools structured from issuers from the financial services industry. Two of the issues are non-rated and have unrealized losses of $16 thousand or .11% of the total. A total

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 13—Other-Than-Temporary Impairment of Investments (Continued)

of 196 positions of the total fixed income securities have an unrealized loss position and none individually has an unrealized loss of more than 9.4% of its respective amortized cost basis. The unrealized losses in the equity securities category consist of ten issues and only one security has been at an unrealized loss for more than twelve months. Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses are predominantly attributable to changes in interest rates and not from the deterioration of the creditworthiness of the issuer. Management has both the intent and ability to hold the securities represented in the table for a time necessary to recover the amortized cost.

The following table presents the gross unrealized losses and fair values at December 31, 2006 by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
U.S. Government Corporations and Agencies	24,805	(195)	205,891	(1,883)	230,696	(2,078)
U.S. Government Agency CMO and MBS	173,507	(697)	661,513	(20,968)	835,020	(21,665)
Corporate Securities	41,674	(104)	13,944	(261)	55,618	(365)
Municipal Securities	14,039	(106)	692	(9)	14,731	(115)
Other Mortgage Backed Securities	-0-	-0-	522	(10)	522	(10)

Total Debt Securities	254,025	(1,102)	882,562	(23,131)	1,136,587	(24,233)
Equities	450	(21)	138	(18)	588	(39)

Total Securities	$254,475	$(1,123)	$882,700	$(23,149)	$1,137,175	$(24,272)

Note 14—Loans

Loans at year end were divided among these general categories at December 31:

	2007	2006
	(dollars in thousands)
Commercial, financial, agricultural and other	$926,904	$861,427
Real estate loans:
Construction and land development	207,708	92,192
1-4 family dwellings	1,237,986	1,346,503
Other real estate loans	861,077	935,635
Loans to individuals for household, family and other personal expenditures	464,106	547,253
Leases, net of unearned income	62	864

Subtotal	3,697,843	3,783,874
Unearned income	(24)	(57)

Total loans and leases	$3,697,819	$3,783,817

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 14—Loans (Continued)

Most of First Commonwealth’s business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 2007 and 2006, there were no significant concentrations of credit by industry and property type.

The following table summarizes nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due as to principal and interest payments and still accruing at December 31:

	2007	2006
	(dollars in thousands)
Loans on nonaccrual basis	$54,119	$12,043
Troubled debt restructured loans	147	160

Total non-performing loans	$54,266	$12,203

Loans past due in excess of 90 days and still accruing	$12,853	$13,051

Note 15—Allowance for Credit Losses

The following table illustrates the changes in First Commonwealth’s allowance for credit losses during the periods presented:

	2007	2006	2005
	(dollars in thousands)
Allowance at January 1	$42,648	$39,492	$41,063
Additions:
Recoveries of previously charged off loans	1,360	1,483	1,247
Provisions charged to operating expense	10,042	11,544	8,628
From acquisition	-0-	1,979	-0-
Deductions:
Loans charged off	11,654	10,463	11,446
Credit losses on loans transferred to held for sale	-0-	1,387	-0-

Allowance at December 31	$42,396	$42,648	$39,492

Relationship to impaired loans:

	2007	2006	2005
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$54,266	$12,203	$11,564
Average balance of impaired loans for the year	$34,641	$13,840	$11,895
Allowance for credit losses related to impaired loans	$13,847	$2,395	$1,474
Impaired loans with an allocation to the allowance for credit losses	$43,923	$6,958	$5,276
Impaired loans with no allocation to the allowance for credit losses	$10,343	$5,245	$6,288
Income recorded on impaired loans on a cash basis	$381	$706	$506

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 16—Variable Interest Entities

In December 2003, the FASB issued FIN 46(R) “Consolidation of Variable Interest Entities (as amended).” As defined by FIN 46(R), a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46(R), an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $3.5 million, which consists of the limited partnership investments as of December 31, 2007. Based on FIN 46(R), First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses are recognized as incurred.

Note 17—Commitments and Letters of Credit

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

As of December 31, 2007 and 2006, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 10 (Derivative Instruments) for a description of interest rate swaps provided to customers.

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

The following table identifies the notional amount of those instruments at December 31:

	2007	2006
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,263,443	$1,032,563
Financial standby letters of credit	$73,114	$64,122
Performance standby letters of credit	$24,979	$16,398

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 17—Commitments and Letters of Credit (Continued)

clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Commonwealth evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by First Commonwealth upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral that is held varies but may include accounts receivable, inventory, property, plant and equipment, residential and income-producing commercial properties.

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

Current notional amounts outstanding at December 31, 2007, for financial standby letters of credit and performance standby letters of credit include amounts of $19.9 million and $12.4 million, respectively, issued during 2007 and subject to the provisions of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” which clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A liability of $407 thousand has been recorded, which represents the fair value of letters of credit issued in 2007.

Note 18—Premises and Equipment

Premises and equipment consist of the following:

	Estimated Useful Life	December 31,
		2007	2006
		(dollars in thousands)
Land	Indefinite	$11,951	$12,092
Buildings and improvements	10-50 Years	73,403	73,022
Leasehold improvements	5-40 Years	15,957	13,778
Furniture and equipment	3-10 Years	79,664	76,676
Software	3-7 Years	22,858	20,963

Subtotal		203,833	196,531
Less accumulated depreciation and amortization		134,346	127,630

Total premises and equipment		$69,487	$68,901

Depreciation and amortization related to premises and equipment included in non-interest expense for the years ended December 31, 2007, 2006, and 2005 amounted to $8.8 million, $8.3 million, and $8.6 million, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 18—Premises and Equipment (Continued)

First Commonwealth leases various premises and assorted equipment under non-cancelable agreements. Total future minimal rental commitments at December 31, 2007, were as follows:

	Premises	Equipment
	(dollars in thousands)
2008	$3,389	$522
2009	3,209	391
2010	2,947	9
2011	2,710	-0-
2012	2,389	-0-
Thereafter	22,226	-0-

Total	$36,870	$922

Included in the lease commitments above is $694 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction began in 2005 and resulted in a gain of $297 thousand on the sale of a branch being recognized over the 15 year lease term through 2020.

Under the terms of various lease agreements, increases in utilities and taxes may be passed on to the lessee. Such adjustments are not reflected in the above table. However, certain lease agreements provide for renewal options and increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, which are included in the minimum lease commitments. Total lease expense amounted to $3.7 million in 2007, $4.0 million in 2006, and $3.0 million in 2005.

Note 19—Goodwill and Other Amortizing Intangible Assets

Under the provision of SFAS No. 142 “Goodwill and Other Intangible Assets (as amended),” goodwill is no longer subject to amortization, but instead is subject to at least an annual assessment for impairment by applying a fair value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangible assets were incurred in 2007, 2006 or 2005. During 2007 we completed our analysis of the purchase accounting adjustments related to the 2006 Laurel acquisition, which resulted in a $410 thousand reduction in goodwill.

The following table presents the changes in the carrying amount of goodwill as of December 31:

	2007	2006
	(dollars in thousands)
Balance at beginning of period	$160,366	$122,702
Adjustments	(410)	-0-
Goodwill from business combination	-0-	37,664

Balance at end of period	$159,956	$160,366

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 19—Goodwill and Other Amortizing Intangible Assets (Continued)

The following table summarizes other intangible assets as of December 31:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2007
Core deposits	$22,470	$(9,393)	$13,077
Other	725	(361)	364

Total other intangible assets	$23,195	$(9,754)	$13,441

December 31, 2006
Core deposits	$22,470	$(6,282)	$16,188
Other	725	(44)	681

Total other intangible assets	$23,195	$(6,326)	$16,869

Core deposits are amortized over their expected life using various methods and have a weighted average amortization period of approximately nine (9) years. Other intangible assets consist of covenants not to compete and are amortized over their expected life using a straight-line method with a weighted average amortization period of approximately two (2) years. First Commonwealth recognized amortization expense on other intangible assets of $3.4 million, $2.6 million, and $2.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The following presents the estimated amortization expense of other intangible assets:

	Core Deposits	Other
	(dollars in thousands)
2008	$2,936	$272
2009	2,733	92
2010	2,031	-0-
2011	1,534	-0-
2012	1,467	-0-
Thereafter	2,376	-0-

Total	$13,077	$364

Note 20—Interest-Bearing Deposits

Components of interest-bearing deposits at December 31, were as follows:

	2007	2006
	(dollars in thousands)
Interest-bearing demand deposits	$96,994	$105,073
Savings deposits	1,547,117	1,597,974
Time deposits	2,179,905	2,100,942

Total interest-bearing deposits	$3,824,016	$3,803,989

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 20—Interest-Bearing Deposits (Continued)

Interest-bearing deposits at December 31, 2007 and 2006, include allocations from NOW and Super NOW accounts of $484.6 million and $497.3 million, respectively, into Savings and MMDA accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2007 and 2006, were certificates of deposit in denominations of $100 thousand or more of $827.0 million and $792.8 million, respectively.

Interest expense related to certificates of deposit $100 thousand or greater amounted to $41.5 million in 2007, $33.9 million in 2006 and $20.1 million in 2005.

Included in time deposits at December 31, 2007, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2008	$1,668,520
2009	304,332
2010	114,691
2011	34,981
2012 and thereafter	57,381

Total	$2,179,905

Note 21—Short-term Borrowings

Short-term borrowings at December 31, were as follows (dollars in thousands):

	2007			2006			2005
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Federal funds purchased	$58,800	$52,834	5.22%	$89,200	$66,197	5.08%	$40,525	$56,213	3.38%
Borrowings from FHLB	-0-	733	5.32%	6,220	49,916	4.96%	150,000	137,692	3.25%
Securities sold under agreements to repurchase	151,401	183,880	3.56%	363,007	360,446	4.19%	348,391	431,696	2.90%
Treasury, tax and loan note option	144,000	41,598	5.06%	41,587	91,768	4.91%	126,749	171,547	3.16%

Total	$354,201	$279,045	4.10%	$500,014	$568,327	4.48%	$665,665	$797,148	3.05%

Maximum total at any month-end	$507,260			$682,263			$943,447

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 21—Short-term Borrowings (Continued)

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2007	2006	2005
	(dollars in thousands)
Federal funds purchased	$2,756	$3,360	$1,900
Borrowings from FHLB	39	2,474	4,474
Securities sold under agreements to repurchase	6,544	15,107	12,514
Treasury, tax and loan note option	2,103	4,507	5,417

Total interest on short-term borrowings	$11,442	$25,448	$24,305

Note 22—Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

	2007		2006
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Subordinated Debentures:
Owed to First Commonwealth Capital Trust I and due 2029	$33,583	9.50%	$36,083	9.50%
Owed to First Commonwealth Capital Trust II and due 2034	30,929	LIBOR +2.85%	30,929	LIBOR +2.85%
Owed to First Commonwealth Capital Trust III and due 2034	41,238	5.888%	41,238	5.888%

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$105,750		$108,250

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

Years Ended December 31, 2007, 2006 and 2005

Note 22—Subordinated Debentures (Continued)

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

Interest on debentures issued to First Commonwealth Capital Trust I is paid semiannually at a fixed rate of 9.50%. Subject to regulatory approvals, First Commonwealth may redeem the debentures, in whole or in part, at any time on or after September 1, 2009, at a redemption price equal to 104.75% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on September 1, 2019, plus accrued and unpaid interest to the date of the redemption. First Commonwealth may also redeem the debentures prior to September 1, 2009, upon the occurrence of certain tax or bank regulatory events, subject to regulatory approval. Deferred issuance costs of $996 thousand are being amortized on a straight-line basis over the term of the securities.

On November 26, 2007, First Commonwealth purchased in the secondary market $2.5 million of its Capital Trust I capital securities that were issued on September 8, 1999 with a maturity date of September 1, 2029. Simultaneously, First Commonwealth retired $2.5 million principal amount of junior subordinated debentures issued to the Trust that became due and payable upon redemption of the capital securities.

Note 23—Other Long-term Debt

Other long-term debt at December 31 follows (dollars in thousands):

	2007			2006
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
ESOP loan due:
December 2012	$9,600	LIBOR+1.00%	LIBOR+1.00%	$11,600	LIBOR+1.17%	LIBOR+1.17%
Repos due:
2008	20,232	5.50%	2.46%	20,825	5.51%	2.46%
Other	10,000	LIBOR+0.70%	LIBOR+0.70%	-0-	0.00%	0.00%
Borrowings from FHLB due:
2007	-0-	0.00%	0.00%	51,167	3.77%	3.34%
2008	74,880	5.45%	3.49%	76,291	5.45%	3.49%
2009	194,404	4.22%	3.64%	200,512	4.22%	3.65%
2010	99,937	5.19%	3.62%	91,278	5.37%	3.60%
2011	24,964	5.24%	3.99%	25,225	5.24%	3.99%
2014	8,179	5.41%	3.79%	8,272	5.41%	3.79%

Total	$442,196			$485,170

The weighted average contractual rate reflects the rate due to creditors. The weighted average effective rate of long-term debt in the schedule above includes the effect of purchase accounting valuation adjustments that were recorded in connection with prior business combinations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 23—Other Long-term Debt (Continued)

FHLB advances in the amount of $182.6 million are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR. Advances in the amount of $160.0 million at 6% strike rate and $15.0 million at 7.5% strike rate are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR. Should the FHLB elect to convert an advance to a floating rate First Commonwealth has the right to pay off the advance without penalty.

All of First Commonwealth’s Federal Home Loan Bank stock, along with an interest in unspecified mortgage loans and mortgage backed securities, with an aggregate statutory value equal to the amount of the above borrowings, has been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 22 (Subordinated Debentures).

Scheduled loan payments for other long-term debt are summarized below:

	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in thousands)
Long-term debt payments	$111,597	$189,714	$98,700	$26,100	$1,600	$7,500	$435,211
Purchase valuation amortization	$3,616	$2,170	$807	$124	$113	$155	$6,985

The amounts on the purchase valuation amortization row in the table above include fair market adjustments from prior business combinations.

Note 24—Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2007:

	Shares Issued	Shares in Treasury
Balance, December 31, 2004	71,978,568	2,109,660
Stock options exercised, net	-0-	(492,137)
Shares reissued to fund business combination*	-0-	(16,871)

Balance, December 31, 2005	71,978,568	1,600,652
Stock options exercised, net	-0-	(399,727)
Shares reissued to fund business combination*	-0-	(16,871)
Shares issued in acquisition	3,121,863	-0-

Balance, December 31, 2006	75,100,431	1,184,054
Shares repurchased	-0-	1,000,000
Stock options exercised, net	-0-	(177,235)
Restricted Stock – Nonvested	-0-	(35,000)

Balance, December 31, 2007	75,100,431	1,971,819

*	Treasury shares were reissued to fund the business combination with Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. that was completed in 2002.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 25—Income Taxes

The income tax provision consists of:

	2007	2006	2005
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$8,016	$11,282	$15,836
Securities transactions	411	245	(2,686)

Total current tax provision	8,427	11,527	13,150
Deferred tax (benefit) provision	(2,474)	(2,498)	107

Total tax provision	$5,953	$9,029	$13,257

First Commonwealth adopted FIN 48 as of January 1, 2007, and had no material unrecognized tax benefits or accrued interest and penalties as of January 1, 2007 and December 31, 2007. First Commonwealth does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. First Commonwealth will record interest and penalties as a component of non-interest expense. Federal tax years 2005 through 2006 are open for examination as of December 31, 2007, while tax years 2004 through 2006 are open for examination for state income tax purposes as of December 31, 2007.

Temporary differences between financial statement carrying amounts and tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, were as follows:

	2007	2006
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$14,524	$14,612
Postretirement benefits other than pensions	1,100	1,126
Unfunded postretirement obligation	32	228
Basis difference in assets acquired	89	2,425
Severance expense	257	627
Alternative minimum tax credit carryforward	8,404	4,943
Other tax credit carryforward	1,935	1,043
Deferred compensation	1,162	1,151
Unrealized loss on securities available for sale	48	3,990
Other	1,858	1,121

Total deferred tax assets	29,409	31,266
Deferred tax liabilities:
Accumulated accretion of bond discount	(227)	(173)
Lease financing deduction	(20)	(254)
Loan origination fees and costs	(576)	(850)
Other	(763)	(1,026)

Total deferred tax liabilities	(1,586)	(2,303)

Net deferred tax asset	$27,823	$28,963

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 25—Income Taxes (Continued)

A tax credit carryforward of $1.9 million is remaining as of December 31, 2007, of which $1.0 million expires in 2026 and $900 thousand expires in 2027. An AMT tax credit carryforward of $8.4 million is remaining as of December 31, 2007 with an indefinite life. Management believes that future taxable income will be sufficient to fully realize the deferred tax assets associated with these carryforwards as well as the remaining other deferred tax assets. During the year, First Commonwealth reduced the carrying amount of goodwill related to the Laurel acquisition by $410 thousand, of which $380 thousand was related to income tax items. The $380 thousand tax adjustment included an increase of $567 thousand to deferred tax assets, with the balance of the adjustment increasing current income taxes payable.

The total tax provision for financial reporting differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. The differences are as follows (dollars in thousands):

	2007		2006		2005
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax at statutory rate	$18,271	35.0	$21,694	35.0	$24,882	35.0
Decrease resulting from:
Income from bank owned life insurance	(2,135)	(4.1)	(2,010)	(3.2)	(1,887)	(2.7)
Other nontaxable interest	(8,692)	(16.7)	(8,635)	(13.9)	(8,206)	(11.5)
Tax credits	(967)	(1.9)	(909)	(1.5)	(958)	(1.3)
Other	(524)	(0.9)	(1,111)	(1.8)	(574)	(0.8)

Total tax provision	$5,953	11.4	$9,029	14.6	$13,257	18.7

Note 26—Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan (“ESOP”). Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt with the offset as a reduction of common shareholders’ equity. Compensation costs related to the plan were $2.2 million in 2007 and 2006 and $1.4 million in 2005. See Note 27 (Unearned ESOP Shares) for additional information on the ESOP.

First Commonwealth also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Under the terms of the plan, each participant receives an employer contribution in an amount equal to 3% of their compensation. In addition, each participating employee may contribute up to 80% of their compensation to the plan of which up to 4% is matched 100% by the employer’s contribution. The 401(k) plan expense was $3.2 million in 2007, $3.1 million in 2006, and $3.1 million in 2005.

First Commonwealth maintained a Supplemental Executive Retirement Plan (“SERP”) to provide deferred compensation for those employees whose total annual or annualized Plan compensation for a calendar year exceeded the maximum limit of compensation that can be recognized for tax-qualified retirement plans. The

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 26—Retirement Plans (Continued)

purpose of this Plan is to restore some of the benefits lost by eligible employees compared to other employees due to limits and restrictions incorporated into First Commonwealth’s 401(k) Plan and ESOP.

Participants in the SERP are eligible to defer (on a pre-tax basis) from 1% to 25% of their Plan compensation (compensation in excess of the tax-qualified plan limit). First Commonwealth will make a matching contribution to the Plan for each payroll up to the first 4% of their Plan compensation. First Commonwealth will also make a contribution to the Plan for each payroll equal to 3% of their Plan compensation. In addition, First Commonwealth will make a contribution to the Plan at the end of the Plan Year on Plan compensation equal to that percentage of compensation that will be contributed to the ESOP.

The SERP will continue to supplement First Commonwealth’s 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. The SERP plan expense was $211 thousand in 2007, $431 thousand in 2006, and $457 thousand in 2005.

Postretirement Benefits Other than Pensions from Prior Acquisitions

Employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.

Net periodic benefit cost of these plans and the discount rate used to determine net periodic cost for the years ended December 31, were as follows:

	2007	2006	2005
	(dollars in thousands)
Service cost	$-0-	$-0-	$-0-
Interest cost on projected benefit obligation	223	244	220
Amortization of transition obligation	2	2	2
Loss (gain) amortization	22	63	(1)

Net periodic benefit cost	$247	$309	$221

Discount rate	6.00%	5.50%	6.00%

The following table sets forth the funded status of the plans and the amounts recognized on First Commonwealth’s Consolidated Statements of Financial Condition as of December 31:

	2007	2006
	(dollars in thousands)
Accumulated postretirement benefit obligation:
Retirees	$3,234	$3,869
Actives	-0-	-0-

Total accumulated postretirement benefit obligation	3,234	3,869
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	3,234	3,869
Unrecognized transition obligation	-0-	-0-
Unrecognized net loss	-0-	-0-

Accrued benefit liability recognized on the statements of financial condition	$3,234	$3,869

Amounts recognized in accumulated other comprehensive income, net of tax as of December 31 follows:
Net loss	$54	$418
Transition obligation	5	6

Total	$59	$424

As of December 31, 2005, there were no amounts recognized in accumulated other comprehensive income for the plans.

The following table sets forth the change in benefit obligation:

	2007	2006
	(dollars in thousands)
Benefit obligation at beginning of year	$3,869	$4,607
Interest cost	223	244
Benefit payments	(320)	(398)
Actuarial gain	(538)	(584)

Benefit obligation at end of year	$3,234	$3,869

The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 6.00% for 2007 and 2006. The health care cost trend rates used for 2007 were projected at an initial rate of 11.00% for 2008 decreasing over time to an annual rate of 4.75% in 2015 for both indemnity plan participants and non-indemnity plan participants. For 2006, rates used were projected at an initial rate of 11.00% for 2007 decreasing over time to an annual rate of 4.75% in 2014 for both indemnity plan participants and non-indemnity plan participants.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The postretirement plans of First Commonwealth are provided through insurance coverage, therefore, First Commonwealth will not receive a direct federal subsidy. The preceding measures of the accumulated postretirement benefit cost assume that First Commonwealth will not receive the subsidy due to the relatively small number of retirees.

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligation	$155	$(142)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 26—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

As of December 31, 2007, the projected benefit payments for the next ten years are as follows:

(dollars in thousands)	Projected Benefit Payments
2008	$400
2009	$398
2010	$388
2011	$357
2012	$336
2013-2017	$1,410

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2008 are as follows (dollars in thousands):

Postretirement Benefits
Net loss	$9
Transition obligation	2

Total	$11

The incremental effect of applying SFAS 158 on individual line items in the Consolidated Statements of Financial Position at December 31, 2006 follows:

	Before application of SFAS 158	Application of SFAS 158	After application of SFAS 158
	(dollars in thousands)
Other assets	$235,566	$228	$235,794
Total assets	$6,043,688	$228	$6,043,916
Other liabilities	$52,029	$652	$52,681
Total liabilities	$5,471,903	$652	$5,472,555
Accumulated other comprehensive income	$(7,490)	$(424)	$(7,914)
Total stockholders’ equity	$571,785	$(424)	$571,361

Note 27—Unearned ESOP Shares

First Commonwealth’s ESOP borrowed funds, which were guaranteed by First Commonwealth, were $9.6 million at December 31, 2007 and $11.6 million at December 31, 2006.

The loans have been recorded as long-term debt in the Consolidated Statements of Financial Condition. A like amount of unearned ESOP shares was recorded as a reduction of shareholders’ equity. Unearned ESOP

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 26—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 27—Unearned ESOP Shares (Continued)

shares, included as a component of shareholders’ equity, represent First Commonwealth’s prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the debt is reduced. The initial ESOP loan was paid off during 2005 and the remaining loan is scheduled to be repaid over the next five years. Payments will be made from contributions to the ESOP by First Commonwealth and from dividends on unallocated ESOP shares.

The following is an analysis of ESOP shares held in suspense:

See Note 1 (Statement of Accounting Policies) for the definition of “old shares” and “new shares.”

	Total	Old Shares	New Shares
Shares in suspense December 31, 2004	473,116	14,147	458,969
Shares allocated during 2005	(111,776)	(14,147)	(97,629)
Shares acquired during 2005	625,918	-0-	625,918

Shares in suspense December 31, 2005	987,258	-0-	987,258

Shares allocated during 2006	(166,420)	-0-	(166,420)
Shares acquired during 2006	-0-	-0-	-0-

Shares in suspense December 31, 2006	820,838	-0-	820,838

Shares allocated during 2007	(161,300)	-0-	(161,300)
Shares acquired during 2007	-0-	-0-	-0-

Shares in suspense December 31, 2007	659,538	-0-	659,538

The fair market value of the new shares remaining in suspense was approximately $7.0 million at December 31, 2007.

Interest on ESOP loans was $695 thousand in 2007, $812 thousand in 2006 and $511 thousand in 2005. During 2007, 2006 and 2005, dividends on unallocated shares in the amount of $586 thousand, $690 thousand and $514 thousand, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 28—Stock Option Plan

First Commonwealth’s stock based compensation plan expired on October 15, 2005, and is described below. All of the exercise prices and related number of shares have been adjusted to reflect historical stock splits. The plan permitted the Executive Compensation Committee to grant options for up to 4.5 million shares of First Commonwealth’s common stock through October 15, 2005.

The vesting requirements and terms of options granted were at the discretion of the Executive Compensation Committee. Options granted in 2005 vested in the year granted. All options expire ten years from the grant date. All equity compensation plans were approved by security holders.

Prior to January 1, 2006, First Commonwealth had elected, as permitted by SFAS No. 123(R), to apply APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost was

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 28—Stock Option Plan (Continued)

recognized for its stock options prior to January 1, 2006. Had compensation cost for First Commonwealth’s stock option plan been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123(R), First Commonwealth’s net income and earnings per share would have been reduced to the pro forma amounts shown below:

December 31, 2005
(dollars in thousands)
Net income, as reported	$57,836
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(43)

Pro forma net income	$57,793

Earnings per share:
Basic—as reported	$0.83

Basic—pro forma	$0.83

Diluted—as reported	$0.83

Diluted—pro forma	$0.83

First Commonwealth’s plan expired on October 15, 2005, therefore, there were no stock options granted in 2006 or 2007. The weighted-average grant-date fair value of stock options granted during 2005 was $2.44. The fair value of each option granted was estimated on the date of the grant using the Black-Scholes options pricing model with the following weighted average assumptions used:

	2007	2006	2005
Dividend yield	n/a	n/a	4.54%	per annum
Expected volatility	n/a	n/a	23.1%
Risk-free interest rate	n/a	n/a	4.2%
Expected option life	n/a	n/a	7.0 years

A summary of the status of First Commonwealth’s outstanding stock options as of December 31, 2007, 2006, and 2005 and changes for the years ended on those dates is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,727,538	$11.01	2,164,421	$10.63	2,682,938	$10.61
Granted	-0-	$0.00	-0-	$0.00	27,000	$14.55
Exercised	(177,235)	$10.25	(399,727)	$8.69	(492,137)	$10.26
Forfeited	(230,642)	$12.48	(37,156)	$14.16	(53,380)	$14.69

Outstanding at end of year	1,319,661	$10.86	1,727,538	$11.01	2,164,421	$10.63

Exercisable at end of year	1,319,661	$10.86	1,727,538	$11.01	2,164,421	$10.63

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 28—Stock Option Plan (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/07	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable At 12/31/07	Weighted Average Exercise Price
$5.14-$8.99	264,250	4.3	$6.49	264,250	$6.49
$9.00-$9.99	53,587	5.4	$9.27	53,587	$9.27
$10.00-$10.99	140,147	3.2	$10.74	140,147	$10.74
$11.00-$11.99	415,049	2.9	$11.50	415,049	$11.50
$12.00-$15.00	446,628	3.8	$13.07	446,628	$13.07

Total	1,319,661	3.6	$10.86	1,319,661	$10.86

Note 29—Contingent Liabilities

There are no material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.

Note 30—Related Party Transactions

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

The following is an analysis of loans to related parties:

(dollars in thousands)
Balances December 31, 2006	$4,028
Advances	6,496
Repayments	(6,405)
Other	(711)

Balances December 31, 2007	$3,408

“Other” primarily reflects the change in those classified as a “related party” usually as a result of mergers, restructuring, resignations or retirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 31—Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all financial institutions by banking regulators. At December 31, 2007, dividends up to approximately $74 million could be paid from First Commonwealth’s subsidiary bank without regulatory approval. The dividend restrictions have not had, and are not expected to have, a significant impact on First Commonwealth’s ability to meet its cash obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2007, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2007, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be considered as well capitalized, the bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the following table.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 31—Regulatory Restrictions and Capital Adequacy (Continued)

	Actual		Regulatory Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2007

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$539,986	12.0%	$358,656	8.0%	N/A	N/A
First Commonwealth Bank	$517,685	11.7%	$355,036	8.0%	$443,795	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$497,590	11.1%	$179,328	4.0%	N/A	N/A
First Commonwealth Bank	$475,289	10.7%	$177,518	4.0%	$266,277	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$497,590	8.9%	$167,380	3.0%	N/A	N/A
First Commonwealth Bank	$475,289	8.6%	$165,798	3.0%	$276,331	5.0%

As of December 31, 2006

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$549,686	12.5%	$351,799	8.0%	N/A	N/A
First Commonwealth Bank	$519,235	11.9%	$348,425	8.0%	$435,531	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$507,039	11.5%	$175,900	4.0%	N/A	N/A
First Commonwealth Bank	$476,588	10.9%	$174,212	4.0%	$261,319	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$507,039	8.6%	$176,054	3.0%	N/A	N/A
First Commonwealth Bank	$476,588	8.2%	$174,636	3.0%	$291,060	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 32—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition

	December 31,
	2007	2006
	(dollars in thousands)
Assets
Cash	$1,003	$318
Securities available for sale	4,000	6,897
Loans to affiliated parties	62	299
Investment in subsidiaries	669,925	665,830
Investment in unconsolidated subsidiary trusts	3,307	3,308
Investment in jointly-owned company	7,179	6,804
Premises and equipment	5,644	5,713
Dividends receivable from subsidiaries	4,202	5,236
Receivable from subsidiaries	663	225
Other assets	15,736	12,678

Total assets	$711,721	$707,308

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$5,151	$3,531
Dividends payable	12,432	12,566
Loans payable	19,600	11,600
Subordinated debentures payable	105,750	108,250
Shareholders’ equity	568,788	571,361

Total liabilities and shareholders’ equity	$711,721	$707,308

Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Interest and dividends	$19	$56	$34
Dividends from subsidiaries	65,594	54,547	61,624
Interest expense	(9,507)	(9,233)	(8,383)
Other income	118	-0-	1
Operating expenses	(13,954)	(12,229)	(13,977)

Income before taxes and equity in undistributed earnings of subsidiaries	42,270	33,141	39,299
Applicable income tax benefits	8,454	8,503	8,161

Income before equity in undistributed earnings of subsidiaries	50,724	41,644	47,460
Equity in undistributed (loss) earnings of subsidiaries	(4,474)	11,310	10,376

Net income	$46,250	$52,954	$57,836

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 32—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Operating Activities
Net income	$46,250	$52,954	$57,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	652	566	528
Net gains on sale of assets	(85)	-0-	-0-
Gain from extinguishment of debt	(100)	-0-	-0-
Decrease (increase) in prepaid income taxes	2,023	(1,631)	5,053
Undistributed equity in subsidiaries	3,900	(11,310)	(15,076)
Other net	(3,452)	(4,482)	(1,087)

Net cash provided by operating activities	49,188	36,097	47,254

Investing Activities
Transactions with securities available for sale:
Purchases of investment securities	(3,999)	(6,895)	(27,481)
Maturities and redemptions of investment securities	6,900	27,500	-0-
Sales of investment securities	-0-	-0-	20,550
Net change in loans to affiliated parties	237	42	46
Purchases of premises and equipment	(430)	(257)	(465)
Proceeds from sale of premises and equipment	169	-0-	-0-
Acquisition of affiliate, net of cash received	-0-	(15,961)	-0-
Change in receivable from and net investment in subsidiaries	(438)	4,874	935

Net cash provided (used) by investing activities	2,439	9,303	(6,415)

Financing Activities
Issuance of other long-term debt	13,500	-0-	803
Repayment of subordinated debentures	(2,400)	-0-	-0-
Repayment of other long-term debt	(3,500)	-0-	(803)
Discount on dividend reinvestment plan purchases	(920)	(903)	(891)
Purchase of treasury stock	(9,971)	-0-	-0-
Proceeds from sale of treasury stock	1,817	3,472	5,050
Cash dividends paid	(49,554)	(48,507)	(46,193)
Stock option tax benefit	86	408	462

Net cash used by financing activities	(50,942)	(45,530)	(41,572)

Net increase (decrease) in cash	685	(130)	(733)
Cash at beginning of year	318	448	1,181

Cash at end of year	$1,003	$318	$448

Cash dividends declared per common share were $0.680, $0.680, and $0.665 for 2007, 2006 and 2005, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 32—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

During 2007, dividends from subsidiaries included a special dividend of $19.5 million from First Commonwealth Bank, a wholly owned subsidiary. After distribution of this special dividend, which was within guidelines established by the banking regulators, First Commonwealth Bank remained classified as a well-capitalized institution. During 2006, dividends from subsidiaries included special dividends of $3.0 million that were received from FraMal Holdings Corporation, a wholly owned subsidiary. During 2005, dividends from subsidiaries included a special dividend-in-kind in the amount of $4.7 million, which was received in the form of investment securities.

During 2004, the ESOP obtained a $14.0 million line of credit from an unrelated financial institution. The line of credit was used to purchase stock in 2005 for the ESOP and is guaranteed by First Commonwealth. During 2005, $8.5 million was borrowed on the line. There were no borrowings on the line during 2007 and 2006. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders’ equity. See Note 27 (Unearned ESOP Shares).

As of December 31, 2007, the parent company had a line of credit to be used for general operating cash flows. The line of credit was with an unrelated financial institution for $15.0 million, and as of December 31, 2007, $10.0 million was outstanding.

Note 33—Fair Values of Financial Instruments

Below are various estimated fair values at December 31, 2007 and 2006, as required by Statement of Financial Accounting Standards No. 107 (“SFAS 107”) “Disclosures about Fair Values of Financial Instruments (as amended).” Such information, which pertains to First Commonwealth’s financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of First Commonwealth. It is First Commonwealth’s general practice and intent to hold its financial instruments to maturity, except for certain securities designated as securities available for sale, and not to engage in trading activities. Many of the financial instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, First Commonwealth had to use significant estimates and present value calculations to prepare this disclosure.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Note 33—Fair Values of Financial Instruments (Continued)

prices of comparable instruments. The carrying value of nonmarketable equity securities, such as Federal Home Loan Bank stock, is considered a reasonable estimate of fair value.

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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31, 2007 and 2006:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$100,791	$100,791	$95,134	$95,134
Interest-bearing bank deposits	$1,719	$1,719	$985	$985
Federal funds sold	$-0-	$-0-	$-0-	$-0-
Securities available for sale	$1,574,217	$1,574,217	$1,644,690	$1,644,690
Securities held to maturity	$71,497	$72,928	$78,501	$80,156
Net Loans	$3,655,423	$3,738,893	$3,741,169	$3,763,385
Financial liabilities
Deposits	$4,347,219	$4,137,416	$4,326,440	$4,099,299
Short-term borrowings	$354,201	$353,997	$500,014	$499,681
Long-term debt	$547,946	$546,804	$593,420	$579,993

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data—Unaudited

The unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are as follows:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Interest income	$84,197	$81,861	$82,238	$82,799
Interest expense	42,946	42,022	42,104	42,641

Net interest income	41,251	39,839	40,134	40,158
Provision for credit losses	2,979	2,415	2,296	2,352

Net interest income after provision for credit losses	38,272	37,424	37,838	37,806
Net securities gains	605	150	16	403
Other non-interest income	10,821	12,251	12,197	12,427
Other expenses	37,769	36,883	36,480	36,875

Income before income taxes	11,929	12,942	13,571	13,761
Applicable income taxes	1,034	1,454	1,352	2,113

Net income	$10,895	$11,488	$12,219	$11,648

Basic earnings per share	$0.15	$0.16	$0.17	$0.16
Diluted earnings per share	$0.15	$0.16	$0.17	$0.16
Average shares outstanding	73,113,823	73,180,532	72,589,329	72,391,577
Average shares outstanding assuming dilution	73,370,678	73,314,997	72,705,753	72,513,962

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Interest income	$79,781	$81,693	$85,457	$86,139
Interest expense	38,334	40,400	43,179	44,194

Net interest income	41,447	41,293	42,278	41,945
Provision for credit losses	908	4,298	3,038	3,300

Net interest income after provision for credit losses	40,539	36,995	39,240	38,645
Net securities gains	63	19	5	610
Other non-interest income	10,233	11,047	12,385	9,885
(Gain) loss on extinguishment of debt, net	-0-	(270)	(1,283)	1,143
Other expenses	35,593	33,492	34,725	34,283

Income before income taxes	15,242	14,839	18,188	13,714
Applicable income taxes	2,304	2,613	2,796	1,316

Net income	$12,938	$12,226	$15,392	$12,398

Basic earnings per share	$0.19	$0.18	$0.22	$0.17
Diluted earnings per share	$0.19	$0.17	$0.22	$0.17
Average shares outstanding	69,469,709	69,653,432	70,875,018	73,026,948
Average shares outstanding assuming dilution	69,918,151	70,037,609	71,177,930	73,362,224

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

In addition, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. No such changes were identified in connection with this evaluation.

ITEM 9B.	Other Information

None.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information called for by this item concerning First Commonwealth’s listing of directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008, under the heading “Proposal 1- Election of Directors” and is incorporated herein by reference.

The Board of Directors has determined that all five members of the Audit Committee satisfy the independence and financial literacy requirements of the New York Stock Exchange and that Directors James W. Newill and Julie A. Caponi qualify as “Audit Committee Financial Experts” as defined by the Securities and Exchange Commission rules.

Information called for by this item concerning First Commonwealth’s compliance with section 16(a) of the Exchange Act will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008, under the heading “Compliance with Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference.

First Commonwealth has adopted a code of conduct and ethics that applies to all employees of the company, including executive officers. In addition, First Commonwealth has adopted a code of ethics for the Chief Executive Officer and all senior financial officers of the company. Both of these codes are filed as exhibits to this annual report on Form 10-K and are posted on First Commonwealth’s website at http://www.fcbanking.com. Refer to Item 15 of this Annual Report on Form 10-K for a list of exhibits.

Information called for by this item concerning First Commonwealth’s listing of executive officers will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008, under the caption “Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information concerning compensation of First Commonwealth’s executive officers called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008, under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008, under the heading “Common Stock Ownership of Management and Other Beneficial Owners” and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

The following table provides information related to our existing equity compensation plans as of December 31, 2007:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	996,870	$12.101	None	(2)
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	996,870	$12.101	N/A

(1)	The table does not include information on stock options issued by First Commonwealth in substitution for stock options of GA Financial, Inc. and Pittsburgh Financial Corporation upon the acquisition of those companies. At December 31, 2007, 322,791 shares of common stock are issuable upon exercise of substitute stock options issued in connection with those acquisitions with a weighted average exercise price of $7.01. First Commonwealth cannot grant additional stock options or other equity awards under the GA Financial or Pittsburgh Financial equity compensation plans.

(2)	First Commonwealth’s stock-based compensation plan expired in 2005. Therefore, no shares were available for issuance under equity compensation plans at December 31, 2007.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

Information concerning certain relationships and transactions between First Commonwealth and its affiliates called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008, under the heading “Related Party Transactions” and is incorporated herein by reference.

Information concerning the independence of the members of First Commonwealth’s Board of Directors called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008, under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information concerning First Commonwealth’s independent public accountants called for by this item will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 14, 2008, under the heading “Annual Audit Information” and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	Exhibits, Financial Statements and Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A

(3)	Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3(i) to the quarterly report on Form 10-Q for the quarter ended March 31, 1994

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.2 to the current report as Form 8-K filed January 17, 2008

10.1	Change of Control Agreement dated October 30, 1995 entered into between FCFC and William R. Jarrett	Exhibit 10.6 to the annual report on Form 10-K filed March 21, 1996

10.2	Change of Control Agreement dated October 18, 2005 entered into between FCFC and John J. Dolan	Filed herewith

10.3	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Sue A. McMurdy	Filed herewith

10.4	Change of Control Agreement dated October 18, 2005 entered into between FCFC and R. John Previte	Filed herewith

10.5	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Thaddeus J. Clements	Exhibit 10.2 to the annual report on Form 10-K filed March 2, 2006

10.6	Deferred Compensation Plan	Exhibit 10.8 to the annual report on Form 10-K filed March 31, 1999

10.7	Supplemental Executive Retirement Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 12, 2003

10.8	Change of Control Agreement dated October 15, 2007 entered into between FCFC and Edward J. Lipkus, III	Filed herewith

10.9	Employment Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Filed herewith

10.10	Restricted Stock Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Filed herewith

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	Exhibits, Financial Statements and Schedules (Continued)

Exhibit Number	Description	Incorporated by Reference to

10.11	Change of Control Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Filed herewith

10.12	2007 Annual Incentive Plan	Filed herewith

10.13	2007-2009 Long Term Cash Incentive Plan	Filed herewith

14.1	Code of Conduct and Ethics	Exhibit 14.1 to the annual report on Form 10-K filed March 2, 2006

14.2	Code of Ethics for CEO and Senior Financial Officers	Exhibit 14.2 to the annual report on Form 10-K filed March 2, 2006

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ JOHN J. DOLAN
John J. Dolan President and Chief Executive Officer

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JULIE A. CAPONI Julie A. Caponi	Director	February 28, 2008

/S/ RAY T. CHARLEY Ray T. Charley	Director	February 28, 2008

/S/ EDWARD T. CÔTÉ Edward T. Côté	Director	February 28, 2008

/S/ JULIA E. TRIMARCHI CUCCARO Julia E. Trimarchi Cuccaro	Director	February 28, 2008

/S/ DAVID S. DAHLMANN David S. Dahlmann	Director	February 28, 2008

/S/ JOHN J. DOLAN John J. Dolan	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2008

/S/ JOHNSTON A. GLASS Johnston A. Glass	Director	February 28, 2008

/S/ DALE P. LATIMER Dale P. Latimer	Director	February 28, 2008

/S/ EDWARD J. LIPKUS, III Edward J. Lipkus, III	Executive Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	February 28, 2008

Signature	Capacity	Date

/S/ JAMES W. NEWILL James W. Newill	Director	February 28, 2008

/S/ JOHN A. ROBERTSHAW, JR. John A. Robertshaw, Jr.	Director	February 28, 2008

/S/ LAURIE S. SINGER Laurie S. Singer	Director	February 28, 2008

/S/ DAVID R. TOMB, JR. David R. Tomb, Jr.	Director	February 28, 2008

/S/ ROBERT J. VENTURA Robert J. Ventura	Director	February 28, 2008