Form 10-Q
period 2008-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2008-05-08
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of April 29, 2008 was 73,186,647.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008	December 31, 2007
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$92,554	$100,791
Interest-bearing bank deposits	219	1,719
Securities available for sale, at fair value	1,623,788	1,574,217
Securities held to maturity, at amortized cost, (Fair value $67,451 in 2008 and $72,928 in 2007)	65,935	71,497

Loans:
Portfolio loans	3,893,202	3,697,843
Unearned income	(19)	(24)
Allowance for credit losses	(41,613)	(42,396)

Net loans	3,851,570	3,655,423

Premises and equipment, net	69,191	69,487
Other real estate owned	3,280	2,172
Goodwill	159,956	159,956
Amortizing intangibles, net	12,609	13,441
Other assets	239,877	234,915

Total assets	$6,118,979	$5,883,618

Liabilities
Deposits (all domestic):
Noninterest-bearing	$542,331	$523,203
Interest-bearing	3,778,337	3,824,016

Total deposits	4,320,668	4,347,219
Short-term borrowings	642,869	354,201
Other liabilities	48,259	65,464

Subordinated debentures	105,750	105,750
Other long-term debt	426,955	442,196

Total long-term debt	532,705	547,946

Total liabilities	5,544,501	5,314,830

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 100,000,000 shares authorized; 75,100,431 shares issued and 73,161,726 shares outstanding in 2008; 75,100,431 shares issued and 73,128,612 shares outstanding in 2007	75,100	75,100
Additional paid-in capital	206,498	206,889
Retained earnings	317,058	319,246
Accumulated other comprehensive income (loss), net	7,215	(147)
Treasury stock (1,938,705 and 1,971,819 shares at March 31, 2008 and December 31, 2007, respectively, at cost)	(22,293)	(22,700)
Unearned ESOP shares	(9,100)	(9,600)

Total shareholders’ equity	574,478	568,788

Total liabilities and shareholders’ equity	$6,118,979	$5,883,618

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended March 31,
	2008	2007
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$62,067	$63,913
Interest and dividends on investments:
Taxable interest	15,531	16,145
Interest exempt from Federal income taxes	3,595	3,371
Dividends	609	733
Interest on Federal funds sold	0	24
Interest on bank deposits	5	11

Total interest income	81,807	84,197

Interest Expense
Interest on deposits	31,033	31,585
Interest on short-term borrowings	3,705	4,946

Interest on subordinated debentures	1,911	2,117
Interest on other long-term debt	4,074	4,298

Total interest on long-term debt	5,985	6,415

Total interest expense	40,723	42,946

Net Interest Income	41,084	41,251
Provision for credit losses	3,179	2,979

Net Interest Income after Provision for Credit Losses	37,905	38,272

Non-Interest Income
Net securities gains	501	605
Trust income	1,532	1,418
Service charges on deposit accounts	4,425	4,165
Insurance commissions	1,277	730
Income from bank owned life insurance	1,487	1,490
Card related interchange income	1,753	1,485
Other income	2,481	1,533

Total non-interest income	13,456	11,426

Non-Interest Expense
Salaries and employee benefits	20,330	20,284
Net occupancy expense	3,907	3,353
Furniture and equipment expense	3,078	2,717
Advertising expense	628	1,095
Data processing expense	1,051	954
Pennsylvania shares tax expense	1,271	1,469
Intangible amortization	831	870
Other expenses	7,760	7,027

Total non-interest expense	38,856	37,769

Income before income taxes	12,505	11,929
Provision for income taxes	1,384	1,034

Net Income	$11,121	$10,895

Average Shares Outstanding	72,452,875	73,113,823
Average Shares Outstanding Assuming Dilution	72,559,668	73,370,678
Per Share Data:
Basic Earnings per Share	$0.15	$0.15
Diluted Earnings per Share	$0.15	$0.15
Cash Dividends Declared per Common Share	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of EITF Issue No. 06-4 (net of tax)	-0-	-0-	(984)	-0-	-0-	-0-	(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income	-0-	-0-	11,121	-0-	-0-	-0-	11,121
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	7,688	-0-	-0-	7,688
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(326)	-0-	-0-	(326)

Total other comprehensive income							7,362

Total comprehensive income							18,483
Cash dividends declared	-0-	-0-	(12,325)	-0-	-0-	-0-	(12,325)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	500	500
Discount on dividend reinvestment plan purchases	-0-	(226)	-0-	-0-	-0-	-0-	(226)
Treasury stock reissued	-0-	(165)	-0-	-0-	375	-0-	210
Restricted stock	-0-	-0-	-0-	-0-	32	-0-	32

Balance at March 31, 2008	$75,100	$206,498	$317,058	$7,215	$(22,293)	$(9,100)	$574,478

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	10,895	-0-	-0-	-0-	10,895
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	2,035	-0-	-0-	2,035
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(393)	-0-	-0-	(393)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	48	-0-	-0-	48

Total other comprehensive income							1,690

Total comprehensive income							12,585
Cash dividends declared	-0-	-0-	(12,576)	-0-	-0-	-0-	(12,576)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	500	500
Discount on dividend reinvestment plan purchases	-0-	(227)	-0-	-0-	-0-	-0-	(227)
Treasury stock reissued	-0-	(128)	-0-	-0-	815	-0-	687

Balance at March 31, 2007	$75,100	$207,958	$320,734	$(6,224)	$(14,138)	$(11,100)	$572,330

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Operating Activities
Net income	$11,121	$10,895
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	3,179	2,979
Deferred tax benefit	(279)	(1,312)
Depreciation and amortization	2,507	2,014
Net (gains) losses on sales of securities and other assets	(562)	554
Net amortization of premiums and discounts on securities	52	279
Net amortization of premiums and discounts on long-term debt	(1,121)	(1,174)
Income from increase in cash surrender value of bank owned life insurance	(1,487)	(1,490)
Decrease in interest receivable	299	3,037
Decrease in interest payable	(1,463)	(206)
Increase in income taxes payable	1,202	662
Other-net	(25,119)	(5,340)

Net cash (used in) provided by operating activities	(11,671)	10,898

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	5,685	489
Transactions in securities available for sale:
Proceeds from sales	2,424	789
Proceeds from maturities and redemptions	103,230	130,198
Purchases	(143,572)	(41,982)
Proceeds from sales of other assets	1,662	1,654
Net decrease in interest-bearing deposits with banks	1,500	522
Net (increase) decrease in loans	(201,686)	76,622
Purchases of premises and equipment	(2,084)	(4,015)

Net cash (used in) provided by investing activities	(232,841)	164,277

Financing Activities
Repayments of other long-term debt	(42,120)	(13,463)
Proceeds from issuance of long-term debt	28,500	-0-
Discount on dividend reinvestment plan purchases	(226)	(226)
Dividends paid	(12,320)	(12,566)
Net increase (decrease) in Federal funds purchased	3,900	(75,700)
Net increase (decrease) in other short-term borrowings	284,768	(114,419)
Net (decrease) increase in deposits	(26,437)	29,515
Proceeds from sale of treasury stock	210	687

Net cash provided by (used in) financing activities	236,275	(186,172)

Net decrease in cash and cash equivalents	(8,237)	(10,997)
Cash and cash equivalents at January 1	100,791	95,134

Cash and cash equivalents at March 31	$92,554	$84,137

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2008

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

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2007 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations, corporate governance information, policies, and documents as well as information about products and services offered by First Commonwealth. First Commonwealth includes its website address in this Quarterly Report on Form 10-Q only as an inactive textual reference and does not intend it to be an active link to First Commonwealth’s website.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	March 31, 2008			March 31, 2007
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$11,828	$(4,140)	$7,688	$3,131	$(1,096)	$2,035
Less: reclassification adjustment for gains included in net income	(501)	175	(326)	(605)	212	(393)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	74	(26)	48

Net unrealized gains	11,327	(3,965)	7,362	2,600	(910)	1,690

Other comprehensive income	$11,327	$(3,965)	$7,362	$2,600	$(910)	$1,690

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2008

(Unaudited)

Note 3 Supplemental Cash Flow Disclosures

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash paid for:
Interest	$40,947	$39,093
Income taxes	$700	$750
Noncash investing and financing activities:
ESOP loan reductions	$500	$500
Loans transferred to other real estate owned and repossessed assets	$2,712	$1,716
Unrealized gains (losses) on securities available for sale, net	$11,327	$2,526

Note 4 Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46(R), “Consolidation of Variable Interest Entities.” As defined by FIN 46(R), a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46(R), an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives Federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $3.3 million, which consists of the limited partnership investments as of March 31, 2008. Based on FIN 46(R), First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses are recognized as incurred.

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

The following table identifies the notional amount of those instruments at March 31, 2008 (dollars in thousands):

Commitments to extend credit	$1,331,572
Financial standby letters of credit	$79,210
Performance standby letters of credit	$25,214

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2008

(Unaudited)

Note 5 Commitments and Letters of Credit (continued)

The current notional amounts outstanding above include financial standby letters of credit of $7.4 million and performance standby letters of credit of $1.3 million issued during the first three months of 2008. A liability of $446 thousand has been recorded which represents the fair value of letters of credit issued in 2007 and 2008.

Note 6 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at March 31, 2008 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Corporations and Agencies	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
U.S. Government Agency CMO and MBS	41,008	(83)	163,826	(1,194)	204,834	(1,277)
Corporate Securities	77,615	(7,159)	28,194	(3,778)	105,809	(10,937)
Municipal Securities	42,388	(1,155)	841	(30)	43,229	(1,185)
Other Mortgage Backed Securities	-0-	-0-	-0-	-0-	-0-	-0-

Total Debt Securities	161,011	(8,397)	192,861	(5,002)	353,872	(13,399)
Equities	9,319	(758)	651	(448)	9,970	(1,206)

Total Securities	$170,330	$(9,155)	$193,512	$(5,450)	$363,842	$(14,605)

Management does not believe any individual loss as of March 31, 2008 represents an other-than-temporary impairment. The unrealized losses are predominantly attributable to changes in interest rates and general market conditions and not from the deterioration of the creditworthiness of the issuer. Management has both the intent and ability to hold the securities represented in the table for the time necessary to collect the contractual principal and interest of the debt securities and the cost of the equity securities.

Note 7 Income Taxes

At January 1, 2008 and March 31, 2008, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. First Commonwealth will record interest and penalties as a component of non-interest expense. Federal and state tax years 2005 through 2007 were open for examination as of January 1, 2008.

Note 8 Fair Values of Assets and Liabilities

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” and Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” became effective January 1, 2008. SFAS 159 permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements.

First Commonwealth elected not to measure any existing financial instruments at fair value under SFAS 159.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2008

(Unaudited)

Note 8 Fair Values of Assets and Liabilities (continued)

FASB Staff Position FIN 157-2 “Effective Date of FASB Statement No. 157” delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). First Commonwealth has elected to apply this deferral to all nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. All nonfinancial assets are included in the “Other assets” category of the Consolidated Statements of Financial Condition.

In accordance with SFAS 157, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2008.

	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Securities Available for Sale	$1,623,788	$21,573	$1,599,674	$2,541
Other Assets	6,489	-0-	6,489	-0-

Total	$1,630,277	$21,573	$1,606,163	$2,541

Other Liabilities	$6,489	$-0-	$6,489	$-0-

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at March 31, 2008:

Securities Available for Sale
(dollars in thousands)
Balance, beginning of quarter	$2,604
Total gains (losses) realized/unrealized	(63)
Purchases, settlements, pay downs, and maturities	-0-

Balance, end of quarter	$2,541

The amount of total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at reporting date	$(63)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2008

(Unaudited)

Note 9 Derivative Instruments

First Commonwealth has interest rate derivatives that are not designated as hedging instruments. The derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The swaps were evaluated using the credit risk of the clients and the financial institution to ensure there was not a material impact to the market value of the swaps.

Note 10 New Accounting Pronouncements

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”) “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133.” Effective for fiscal years and interim periods beginning after November 15, 2008, SFAS 161 amends and expands the disclosure requirements of Statement No. 133 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and how derivative instruments and related items affect an entity’s financial position, financial performance and cash flows. SFAS 161 only relates to disclosures and therefore will not have an impact on First Commonwealth’s financial condition or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” Effective for fiscal years beginning after November 15, 2007, SFAS 159 permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 31, 2008

(Unaudited)

Note 10 New Accounting Pronouncements (continued)

are required to be included in earnings each reporting period for the items that fair value measurement is elected. SFAS 159 currently did not have an impact on First Commonwealth’s financial condition or results of operations because management elected not to measure any existing financial instruments at fair value per SFAS 159 at this time; however, in the future we may elect to adopt SFAS 159 for select financial instruments.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements.” Prior to SFAS 157 there were different definitions for fair value in the various accounting pronouncements that required fair value measurement, and there was limited guidance for applying the definitions, which created inconsistencies. Effective for fiscal years beginning after November 15, 2007, SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. FASB issued Staff Position FIN 157-2 “Effective Date of FASB Statement No. 157” in February 2008, and it delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). First Commonwealth has elected to apply this deferral to all nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. The implementation of SFAS 157 for financial instruments did not have a material impact on First Commonwealth’s financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force issued EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 was effective for fiscal years beginning after December 15, 2007, and the adoption did not have a material impact on First Commonwealth’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The implementation is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2006, the FASB Emerging Issues Task Force issued EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that tax benefits received for dividends related to share-based payments that are charged to retained earnings be recognized as an increase to additional paid-in capital and be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 was effective for dividends declared in fiscal years beginning after December 15, 2007, and the implementation did not have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2008 and 2007, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

Earnings growth continues to be a challenge in this unusual interest rate environment, however, First Commonwealth has experienced positive developments during the first quarter of 2008 compared to the first quarter of 2007 which include:

•	An increase in net income of $226 thousand, or 2.1%.

•	Total loan increase of $189.7 million, which includes significant commercial loan growth.

•	Significant non-interest income growth of $2.0 million, or 17.8%.

The lack of liquidity in the credit and capital markets during the first quarter of 2008 has provided us with an opportunity to grow our loan portfolio without having to sacrifice asset quality. First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan or collateralized debt marketplace and therefore does not have any exposure to risks associated with these activities. All mortgage backed securities in First Commonwealth’s investment portfolio are AAA rated and backed by U.S. Government agencies.

First Commonwealth reported first quarter 2008 net income of $11.1 million or $0.15 per diluted share compared to $10.9 million or $0.15 per diluted share in the same period last year. The return on average equity and average assets was 7.73% and 0.75%, respectively, during the first quarter of 2008 compared to 7.64% and 0.74%, respectively, for the first quarter of 2007.

Net income increased $226 thousand, or 2.1%, from the comparable period last year primarily due to an increase in non-interest income, partly offset by a decline in net interest income, a larger provision for credit losses and higher non-interest expense. Income tax expense increased $350 thousand for the first quarter of 2008 compared to the same period in 2007. Nontaxable income and tax credits had a smaller impact on the effective tax rate in the first quarter of 2008 due to a $576 thousand increase in pretax income compared to the same period last year.

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the first three months of 2008 compared to the first three months of 2007:

Net income per diluted share, prior year period	$0.15

Increase (decrease) from changes in:
Insurance commissions	0.01
Other operating income	0.01
Occupancy and equipment costs	(0.01)
Advertising expense	0.01
Other operating expenses	(0.01)
Provision for income taxes	(0.01)

Net income per diluted share	$0.15

Net Interest Income

Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans, securities and Federal funds sold) and interest expense paid on liabilities (deposits, repurchase agreements, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest-bearing

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax equivalent adjustment to net interest income was $3.6 million and $3.7 million for the first quarter of 2008 and 2007.

Net interest income decreased $167 thousand, or 0.40%, for the quarter ended March 31, 2008 compared to the same period in 2007. Interest income decreased $2.4 million primarily due to a decline of 31 basis points, or 0.31%, in the yield on interest-earning assets that was partly offset by a $56.6 million increase in average interest-earning assets. Interest expense decreased $2.2 million as the rate paid on interest-bearing liabilities decreased 24 basis points, or 0.24%, which was partly offset by a $34.5 million increase in average interest-bearing liabilities.

The increase of $56.6 million in average interest-earning assets in the first quarter of 2008 compared to the first quarter of 2007 was driven by an increase in average loans of $98.1 million, partly offset by a decrease in average investment securities of $39.6 million. The $34.5 million increase in average interest-bearing liabilities was mainly due to an increase of $23.4 million in average borrowings in the first quarter of 2008 compared to the same period in 2007 which was primarily used to fund the growth in interest-earning assets.

The net interest margin for the three months ended March 31, 2008 decreased only eight basis points, or 0.08%, to 3.28%, compared with 3.36% in the first quarter of 2007 despite significant Federal Reserve Bank reductions of 200 basis points, or 2%, in short-term rates during the first quarter of 2008.

First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion. Interest and fees on loans for the three months ended March 31, 2008 decreased $1.8 million, or 2.9%, compared to the same period in 2007. The first quarter 2008 decrease was a result of a 45 basis point, or 0.45%, decrease in the yield on loans partly offset by an increase of $98.1 million in average loans.

Interest income on investments decreased $514 thousand in the first quarter of 2008 from the first quarter of 2007 mainly due to a $39.6 million decline in the average balance of investment securities. Interest on deposits decreased $552 thousand compared to the same period in 2007 due to lower rates paid on deposits partly offset by increased balances. Average interest-bearing deposits rose $11.1 million with increases being recorded in time deposits of $54.0 million partly offset by decreases in interest-bearing demand deposits of $9.4 million and savings deposits of $33.5 million. The cost of deposits decreased nine basis points, or .09%, to 2.88% in the first quarter of 2008 compared to the same period in 2007. In our management of deposit levels and mix, we continue to evaluate the cost of time deposits compared to alternative funding sources as we balance our goal of providing customers with competitive rates while also minimizing our cost of funds.

Interest expense on short-term borrowings decreased $1.2 million, or 25.1%, for the first quarter of 2008 compared to the same period in 2007. This decrease was primarily due to a 156 basis point, or 1.56% decline in rates.

Interest expense on long-term debt decreased $430 thousand, or 6.7%, for the first quarter of 2008 compared to the same period in 2007. The decrease was primarily due to the $32.3 million decrease in average long-term debt for the first quarter of 2008 compared to the first quarter of 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended March 31:

	Average Balance Sheets and Net Interest Income Analysis
	2008			2007
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$546	$5	3.71%	$622	$11	6.75%
Tax-free investment securities	320,191	3,595	6.95	300,025	3,371	7.01
Taxable investment securities	1,321,117	16,140	4.91	1,380,899	16,878	4.96
Federal funds sold	43	-0-	2.86	1,871	24	5.30
Loans, net of unearned income (b)(c)	3,835,587	62,067	6.69	3,737,477	63,913	7.14

Total interest-earning assets	5,477,484	81,807	6.27	5,420,894	84,197	6.58

Noninterest-earning assets:
Cash	73,860			83,093
Allowance for credit losses	(42,358)			(43,321)
Other assets	487,546			485,980

Total noninterest-earning assets	519,048			525,752

Total Assets	$5,996,532			$5,946,646

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$573,121	$1,747	1.23%	$582,560	$2,571	1.79%
Savings deposits (d)	1,089,059	5,348	1.98	1,122,522	6,081	2.20
Time deposits	2,164,394	23,938	4.45	2,110,361	22,933	4.41
Short-term borrowings	493,776	3,705	3.02	438,139	4,946	4.58
Long-term debt	549,016	5,985	4.38	581,290	6,415	4.48

Total interest-bearing liabilities	4,869,366	40,723	3.36	4,834,872	42,946	3.60

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	510,150			503,477
Other liabilities	38,054			30,027
Shareholders’ equity	578,962			578,270

Total noninterest-bearing funding sources	1,127,166			1,111,774

Total Liabilities and Shareholders’ Equity	$5,996,532			$5,946,646

Net Interest Income and Net Yield on Interest-Earning Assets		$41,084	3.28%		$41,251	3.36%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Net Interest Income (continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31:

	Analysis of Changes in Net Interest Income
	2008 Change from 2007
	(dollars in thousands)
	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(6)	$(1)	$(5)
Tax-free investment securities	224	349	(125)
Taxable investment securities	(738)	(731)	(7)
Federal funds sold	(24)	(24)	-0-
Loans	(1,846)	1,727	(3,573)

Total interest income	(2,390)	1,320	(3,710)

Interest-bearing liabilities:
Interest-bearing demand deposits	(824)	(42)	(782)
Savings deposits	(733)	(181)	(552)
Time deposits	1,005	587	418
Short-term borrowings	(1,241)	628	(1,869)
Long-term debt	(430)	(355)	(75)

Total interest expense	(2,223)	637	(2,860)

Net interest income	$(167)	$683	$(850)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance against which credit losses are charged.

The provision for credit losses for the first quarter of 2008 increased $200 thousand compared to the first quarter of 2007. While First Commonwealth experienced payoffs on loans that carried specific allocated reserves that resulted in an improvement in credit quality, additional provisions were warranted due to the growth in the commercial portfolio. During the first quarter, two nonaccrual loans were paid off, which resulted in charge-offs of $1.5 million; however, the prior year allocations for these loans exceeded these charge-offs. As a result, net credit losses exceeded the provision by $783 thousand.

The allowance for credit losses was $41.6 million at March 31, 2008, which represents a ratio of 1.08% of average loans outstanding compared to 1.16% reported at March 31, 2007. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Provision for Credit Losses (continued)

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31:

	2008	2007
	(dollars in thousands)
Balance, beginning of year	$42,396	$42,648
Loans charged off:
Commercial, financial and agricultural	1,018	477
Loans to individuals	933	1,125
Real estate-construction	26	-0-
Real estate-commercial	2,029	114
Real estate-residential	389	958
Lease financing receivables	-0-	7

Total loans charged off	4,395	2,681

Recoveries of loans previously charged off:
Commercial, financial and agricultural	153	196
Loans to individuals	138	122
Real estate-construction	-0-	-0-
Real estate-commercial	136	75
Real estate-residential	6	40
Lease financing receivables	-0-	-0-

Total recoveries	433	433

Net credit losses	3,962	2,248
Provision charged to expense	3,179	2,979

Balance, end of period	$41,613	$43,379

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31:

	2008	2007
	(dollars in thousands)
Non-Interest Income
Net securities gains	$501	$605
Trust income	1,532	1,418
Service charges on deposit accounts	4,425	4,165
Insurance commissions	1,277	730
Income from bank owned life insurance	1,487	1,490
Card related interchange income	1,753	1,485
Other income	2,481	1,533

Total non-interest income	$13,456	$11,426

Total non-interest income for the first quarter of 2008 increased $2.0 million, or 17.8%, from the first quarter of 2007, primarily due to increases in service charges on deposit accounts, higher insurance commissions, increases in card related interchange income, and increases in other income.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Non-Interest Income (continued)

Net security gains in 2008 were primarily due to proceeds from the mandatory redemption of Class B Common Stock in VISA Inc. The 2007 net security gains were primarily due to trust preferred investment securities being called at a premium.

Service charges on deposit accounts increased $260 thousand, or 6.2%, for the first quarter of 2008 compared to the corresponding period of 2007. The increase was primarily due to the opening of de novo offices and additional revenue generated from customer overdrafts.

Insurance commissions increased $547 thousand, or 74.9%, during the first quarter of 2008 compared to the corresponding period in 2007. Higher sales, additional producers and an enhanced calling program resulted in increased insurance commissions.

Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $268 thousand, or 18.0%, during the first quarter of 2008 compared to the same period in 2007 primarily due to additional volume from existing cards as well as volume from new card issuance.

Other income increased $948 thousand, or 61.8% during the first quarter of 2008 compared to the same periods in 2007. Other income increased primarily due to increased letter of credit fees and swap fees.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31:

	2008	2007
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$20,330	$20,284
Net occupancy expense	3,907	3,353
Furniture and equipment expense	3,078	2,717
Advertising expense	628	1,095
Data processing expense	1,051	954
Pennsylvania shares tax expense	1,271	1,469
Intangible amortization	831	870
Other expenses	7,760	7,027

Total non-interest expense	$38,856	$37,769

Total non-interest expense was $38.9 million for the first quarter of 2008, reflecting an increase of $1.1 million, or 2.9%, over the corresponding period in 2007. These increases were primarily due to higher net occupancy expense, furniture and equipment expense and other expenses partially offset by a decrease in advertising expense.

During the first quarter of 2008, salaries and employee benefits increased 4.1% compared to the corresponding period of 2007 after adjusting for the $746 thousand executive separation payment in the first quarter of 2007, and includes annual merit increases. Full time equivalent employees were 1,586 at the end of the first quarter of 2008 compared to 1,573 at the end of the first quarter of 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Non-Interest Expense (continued)

Net occupancy expense increased $554 thousand, or 16.5%, for the first quarter of 2008 compared to the first quarter of 2007 primarily due to branch expansion and higher building repairs and maintenance costs.

Furniture and equipment expense increased $361 thousand, or 13.3%, in the first quarter of 2008 mainly due to technology related expenses.

Advertising expense decreased $467 thousand, or 42.6%, for the quarter ended March 31, 2008, compared to the prior year period primarily due to increased branding efforts in the first quarter of 2007.

Other expenses increased $733 thousand, or 10.4%, for the first quarter 2008 compared to the same period in 2007 primarily due to increased contributions, professional fees, collection fees, and operational losses.

Income Tax

Income tax expense was $1.4 million for the first quarter of 2008, representing an increase of $350 thousand from the first quarter of 2007. First Commonwealth’s effective tax rate was 11.1% for the first quarter of 2008 compared to 8.7% for the corresponding period in 2007. Nontaxable income and tax credits had a smaller impact on the effective tax rate in the first quarter of 2008 due to a $576 thousand increase in pretax income compared to the same period last year.

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first quarter of 2008, total deposits decreased $26.6 million while

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

loans increased $195.4 million, which was the primary cause of short-term borrowings increasing $288.7 million. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Interest-bearing demand deposits	$93,040	$96,994
Savings deposits	1,593,328	1,547,117
Time deposits	2,091,969	2,179,905

Total interest-bearing deposits	$3,778,337	$3,824,016

At March 31, 2008 noninterest-bearing deposits increased by $19.1 million and interest-bearing deposits decreased $45.7 million compared to December 31, 2007. The $46.2 million increase in savings deposits for the first three months of 2008 was substantially offset by the $4.0 million decrease in interest-bearing demand deposits and the $87.9 million decrease in time deposits.

The following table shows a breakdown of loans by classification as of the periods presented:

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,052,971	$926,904	$901,679	$866,590	$854,843
Real estate-construction	241,114	207,708	143,680	123,844	101,719
Real estate-residential	1,230,928	1,237,986	1,268,313	1,288,089	1,312,389
Real estate-commercial	909,613	861,077	865,389	899,669	914,389
Loans to individuals	458,576	464,106	480,956	496,228	519,711
Leases, net of unearned income	-0-	62	136	305	494

Gross loans and leases	3,893,202	3,697,843	3,660,153	3,674,725	3,703,545
Unearned income	(19)	(24)	(30)	(37)	(47)

Total loans and leases net of unearned income	$3,893,183	$3,697,819	$3,660,123	$3,674,688	$3,703,498

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

MARKET RISK (continued)

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

We use an asset/liability model to measure our interest rate risk. Interest rate risk measures include earnings simulation and gap analysis. Gap analysis is a static measure that does not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Our net interest income simulations assume a level balance sheet whereby new volumes equal run-offs. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides us with a reasonably comprehensive view of our interest rate profile.

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.63 and 0.64 at March 31, 2008 and December 31, 2007, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

MARKET RISK (continued)

Following is the gap analysis as of March 31, 2008 and December 31, 2007:

	March 31, 2008
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,476,123	$206,110	$402,136	$2,084,369	$1,556,852	$251,962
Investments	225,281	136,992	156,635	518,908	842,636	329,537
Other interest-earning assets	219	-0-	-0-	219	-0-	-0-

Total interest-sensitive assets (ISA)	1,701,623	343,102	558,771	2,603,496	2,399,488	581,499

Certificates of deposit	686,572	513,220	429,101	1,628,893	445,629	17,349
Other deposits	1,686,466	-0-	-0-	1,686,466	-0-	-0-
Borrowings	714,362	24,178	67,695	806,235	318,405	45,083

Total interest-sensitive liabilities (ISL)	3,087,400	537,398	496,796	4,121,594	764,034	62,432

Gap	$(1,385,777)	$(194,296)	$61,975	$(1,518,098)	$1,635,454	$519,067

ISA/ISL	0.55	0.64	1.12	0.63	3.14	9.31
Gap/Total assets	22.64%	3.18%	1.01%	24.81%	26.73%	8.48%

	December 31, 2007
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,389,601	$181,132	$371,834	$1,942,567	$1,540,670	$214,582
Investments	210,972	129,592	168,023	508,587	798,857	338,382
Other interest-earning assets	1,719	-0-	-0-	1,719	-0-	-0-

Total interest-sensitive assets (ISA)	1,602,292	310,724	539,857	2,452,873	2,339,527	552,964

Certificates of deposit	660,483	538,584	484,661	1,683,728	477,219	18,854
Other deposits	1,644,215	-0-	-0-	1,644,215	-0-	-0-
Borrowings	437,500	26,665	40,169	504,334	349,759	41,083

Total interest-sensitive liabilities (ISL)	2,742,198	565,249	524,830	3,832,277	826,978	59,937

Gap	$(1,139,906)	$(254,525)	$15,027	$(1,379,404)	$1,512,549	$493,027

ISA/ISL	0.58	0.55	1.03	0.64	2.83	9.23
Gap/Total assets	19.37%	4.33%	0.26%	23.44%	25.71%	8.38%

The following table presents an analysis of the potential sensitivity of our annual net interest income to immediate and parallel changes (shocks) in market rates versus if rates remained unchanged, based on March 31, 2008 information (dollars in thousands):

	+ 200	+ 100	- 100	- 200
Net interest income change (12 months):	($971)	($591)	($963)	($3,655)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

MARKET RISK (continued)

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

FAIR VALUES OF ASSETS AND LIABILITIES

In accordance with Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements,” fair values for investment securities are based on quoted market prices, if available. If quoted market prices are not available, the valuation for investment securities involves several third party sources. The primary provider of this information utilizes evaluated pricing models that vary based on asset class and include available trade, bid and other market information.

Fair values used for investment securities are validated through periodic reviews of changes in total portfolio value, as well as key portfolio groups, compared to movements in interest rates, credit risks as well as underlying financial markets.

CREDIT RISK

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

Nonperforming loans include nonaccrual loans and restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

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

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT RISK (continued)

The following table identifies amounts of loan losses and nonperforming loans:

	March 31,
	2008	2007
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$48,799	$12,746
Troubled debt restructured loans	143	157

Total nonperforming loans	$48,942	$12,903

Loans past due in excess of 90 days and still accruing	$20,066	$13,644

Other real estate owned	$3,280	$1,663

Loans outstanding at end of period	$3,893,183	$3,703,498

Average loans outstanding	$3,835,587	$3,737,477

Nonperforming loans as a percentage of total loans	1.26%	0.35%

Provision for credit losses	$3,179	$2,979

Allowance for credit losses	$41,613	$43,379

Net credit losses	$3,962	$2,248

Net credit losses as a percentage of average loans outstanding (annualized)	0.42%	0.24%

Provision for credit losses as a percentage of net credit losses	80.24%	132.52%

Allowance for credit losses as a percentage of average loans outstanding	1.08%	1.16%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.07%	1.17%

Allowance for credit losses as a percentage of nonperforming loans	85.03%	336.19%

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses at March 31, 2008 and March 31, 2007:

	2008	2007
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$48,942	$12,903
Average balance of impaired loans for the period	$50,997	$12,523
Allowance for credit losses related to impaired loans	$11,648	$2,261
Impaired loans with an allocation of the allowance for credit losses	$38,733	$8,216
Impaired loans with no allocation of the allowance for credit losses	$10,209	$4,687
Income recorded on impaired loans on a cash basis	$112	$148

Nonaccrual loans increased $36.1 million to $48.8 million at March 31, 2008 compared to $12.7 million at March 31, 2007, mainly due to a $30.0 million commercial credit relationship placed on nonaccrual during the second quarter of 2007. This credit relationship has been monitored since the second quarter of 2006 when management disclosed that this credit had experienced deterioration. This credit is collateralized by real estate and equipment and a reserve has been allocated, primarily during 2006, to cover the expected losses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CREDIT RISK (continued)

Loans past due in excess of 90 days and still accruing increased $6.4 million to $20.1 million compared to March 31, 2007. The majority of this increase is related to one commercial loan that management believes is adequately collateralized by real estate.

Other real estate owned increased $1.6 million to $3.3 million compared to March 31, 2007. The increase is primarily due to one large credit placed in other real estate owned during the first quarter of 2008.

In 2006, First Commonwealth purchased $7.0 million in loans from EFI, a division of Sterling Financial Corporation of Lancaster, Pennsylvania (“Sterling”). Sterling subsequently disclosed an investigation, which is still ongoing, into financial irregularities related to certain financing contracts at EFI. Loans in this portfolio are collateralized by equipment, and reserves were allocated in the second quarter of 2007 to cover expected losses. At March 31, 2008, the remaining balance in the portfolio was $4.1 million, of which $3.0 million was classified as nonaccrual. No EFI loans were reclassified by First Commonwealth as nonaccrual during the first quarter of 2008. PNC Financial Services Group, Inc. finalized the acquisition of Sterling on April 4, 2008.

CAPITAL RESOURCES

At March 31, 2008, shareholders’ equity was $574.5 million, an increase of $5.7 million from December 31, 2007. The increase was primarily due to unrealized holding gains on securities and net income, offset by dividends paid. A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable equity to assets ratio.

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

The table below presents First Commonwealth’s capital position at March 31, 2008:

	Capital Amount	Ratio
	(dollars in thousands)
Tier I Capital to Risk-Weighted Assets	$497,138	10.5%
Risk-Based Requirement	$189,047	4.0%

Total Capital to Risk-Weighted Assets	$538,751	11.4%
Risk-Based Requirement	$378,095	8.0%

Leverage Capital Ratio	$497,138	8.5%
Minimum Leverage Requirement	$174,719	3.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively. At March 31, 2008, First Commonwealth’s banking subsidiary exceeded those requirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in Item 2 of this report under the caption “Market Risk” is incorporated by reference in response to this item.

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

In addition, our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. No such changes were identified in connection with this evaluation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings to which First Commonwealth is a party, or of which any of their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
10.1	2008 Annual Cash Incentive Plan	Filed herewith

10.2	2008 – 2010 Long Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: May 8, 2008	/s/ John J. Dolan
John J. Dolan
President and Chief Executive Officer

DATED: May 8, 2008	/s/ Edward J. Lipkus, III
Edward J. Lipkus, III
Executive Vice President and Chief Financial Officer