Form 10-Q
period 2008-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2008-08-01
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of July 29, 2008 was 73,280,415.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008	December 31, 2007
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$101,860	$100,791
Interest-bearing bank deposits	347	1,719
Securities available for sale, at fair value	1,524,106	1,574,217
Securities held to maturity, at amortized cost, (Fair value $59,562 in 2008 and $72,928 in 2007)	59,200	71,497

Loans:
Loans, net of unearned income	4,113,423	3,697,819
Allowance for credit losses	(44,505)	(42,396)

Net loans	4,068,918	3,655,423

Premises and equipment, net	69,890	69,487
Other real estate owned	3,271	2,172
Goodwill	159,956	159,956
Amortizing intangibles, net	11,778	13,441
Other assets	252,086	234,915

Total assets	$6,251,412	$5,883,618

Liabilities
Deposits (all domestic):
Noninterest-bearing	$568,158	$523,203
Interest-bearing	3,744,311	3,824,016

Total deposits	4,312,469	4,347,219
Short-term borrowings	834,226	354,201
Other liabilities	47,805	65,464

Subordinated debentures	105,750	105,750
Other long-term debt	404,464	442,196

Total long-term debt	510,214	547,946

Total liabilities	5,704,714	5,314,830

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 200,000,000 shares authorized; 75,100,431 shares issued and 73,280,415 shares outstanding at June 30, 2008; 100,000,000 shares authorized, 75,100,431 shares issued and 73,128,612 shares outstanding at December 31, 2007	75,100	75,100
Additional paid-in capital	206,245	206,889
Retained earnings	317,611	319,246
Accumulated other comprehensive loss, net	(22,604)	(147)
Treasury stock (1,820,016 and 1,971,819 shares at June 30, 2008 and December 31, 2007, respectively, at cost)	(21,054)	(22,700)
Unearned ESOP shares	(8,600)	(9,600)

Total shareholders’ equity	546,698	568,788

Total liabilities and shareholders’ equity	$6,251,412	$5,883,618

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$62,614	$62,813	$124,681	$126,726
Interest and dividends on investments:
Taxable interest	15,578	14,889	31,109	31,034
Interest exempt from Federal income taxes	3,347	3,427	6,942	6,798
Dividends	678	720	1,287	1,453
Interest on Federal funds sold	2	2	2	26
Interest on bank deposits	2	10	7	21

Total interest income	82,221	81,861	164,028	166,058

Interest Expense
Interest on deposits	25,370	32,872	56,403	64,457
Interest on short-term borrowings	4,251	2,700	7,956	7,646

Interest on subordinated debentures	1,878	2,123	3,789	4,240
Interest on other long-term debt	3,791	4,327	7,865	8,625

Total interest on long-term debt	5,669	6,450	11,654	12,865

Total interest expense	35,290	42,022	76,013	84,968

Net Interest Income	46,931	39,839	88,015	81,090
Provision for credit losses	5,361	2,415	8,540	5,394

Net Interest Income after Provision for Credit Losses	41,570	37,424	79,475	75,696

Non-Interest Income
Net securities (losses) gains	(451)	150	50	755
Trust income	1,538	1,518	3,070	2,936
Service charges on deposit accounts	4,786	4,517	9,211	8,682
Insurance commissions	1,394	857	2,671	1,587
Income from bank owned life insurance	1,446	1,520	2,933	3,010
Card related interchange income	1,950	1,634	3,703	3,119
Other income	2,426	2,205	4,907	3,738

Total non-interest income	13,089	12,401	26,545	23,827

Non-Interest Expense
Salaries and employee benefits	20,428	18,588	40,758	38,872
Net occupancy expense	3,728	3,398	7,635	6,751
Furniture and equipment expense	3,058	2,914	6,136	5,631
Advertising expense	401	340	1,029	1,435
Data processing expense	996	925	2,047	1,879
Pennsylvania shares tax expense	1,339	1,415	2,610	2,884
Intangible amortization	832	870	1,663	1,740
Other expenses	8,103	8,433	15,863	15,460

Total non-interest expense	38,885	36,883	77,741	74,652

Income before income taxes	15,774	12,942	28,279	24,871
Provision for income taxes	2,861	1,454	4,245	2,488

Net Income	$12,913	$11,488	$24,034	$22,383

Average Shares Outstanding	72,624,053	73,180,532	72,538,464	73,147,362
Average Shares Outstanding Assuming Dilution	72,734,711	73,314,997	72,647,190	73,342,684
Per Share Data:
Basic Earnings per Share	$0.18	$0.16	$0.33	$0.31
Diluted Earnings per Share	$0.18	$0.16	$0.33	$0.31
Cash Dividends Declared per Common Share	$0.17	$0.17	$0.34	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of EITF Issue No. 06-4 (net of tax)	-0-	-0-	(984)	-0-	-0-	-0-	(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income	-0-	-0-	24,034	-0-	-0-	-0-	24,034
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(22,462)	-0-	-0-	(22,462)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	5	-0-	-0-	5

Total other comprehensive loss							(22,457)

Total comprehensive income							1,577
Cash dividends declared	-0-	-0-	(24,685)	-0-	-0-	-0-	(24,685)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,000	1,000
Discount on dividend reinvestment plan purchases	-0-	(458)	-0-	-0-	-0-	-0-	(458)
Treasury stock reissued	-0-	(193)	-0-	-0-	1,577	-0-	1,384
Restricted stock	-0-	7	-0-	-0-	69	-0-	76

Balance at June 30, 2008	$75,100	$206,245	$317,611	$(22,604)	$(21,054)	$(8,600)	$546,698

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	22,383	-0-	-0-	-0-	22,383
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(7,093)	-0-	-0-	(7,093)
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(490)	-0-	-0-	(490)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	80	-0-	-0-	80

Total other comprehensive loss							(7,503)

Total comprehensive income							14,880
Cash dividends declared	-0-	-0-	(25,121)	-0-	-0-	-0-	(25,121)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,000	1,000
Discount on dividend reinvestment plan purchases	-0-	(456)	-0-	-0-	-0-	-0-	(456)
Tax benefit of stock options exercised	-0-	27	-0-	-0-	-0-	-0-	27
Treasury stock acquired	-0-	-0-	-0-	-0-	(3,000)	-0-	(3,000)
Treasury stock reissued	-0-	(331)	-0-	-0-	1,798	-0-	1,467

Balance at June 30, 2007	$75,100	$207,553	$319,677	$(15,417)	$(16,155)	$(10,600)	$560,158

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Operating Activities
Net income	$24,034	$22,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,540	5,394
Deferred tax benefit	(1,274)	(2,254)
Depreciation and amortization	5,569	4,183
Net (gains) losses on sales of securities and other assets	(340)	59
Net amortization of premiums and discounts on securities	21	473
Net amortization of premiums and discounts on long-term debt	(2,064)	(2,358)
Income from increase in cash surrender value of bank owned life insurance	(2,933)	(3,010)
Decrease in interest receivable	2,599	3,521
(Decrease) increase in interest payable	(3,767)	133
Increase in income taxes payable	1,356	1,547
Other-net	(19,210)	(5,022)

Net cash provided by operating activities	12,531	25,049

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	12,525	2,298
Transactions in securities available for sale:
Proceeds from sales	4,946	859
Proceeds from maturities and redemptions	225,936	253,868
Purchases	(215,517)	(74,113)
Proceeds from sales of other assets	3,839	3,927
Net decrease (increase) in interest-bearing deposits with banks	1,372	(325)
Net (increase) decrease in loans	(426,717)	102,806
Purchases of premises and equipment	(4,935)	(5,721)

Net cash (used in) provided by investing activities	(398,551)	283,599

Financing Activities
Repayments of other long-term debt	(68,478)	(16,955)
Proceeds from issuance of long-term debt	33,810	3,000
Discount on dividend reinvestment plan purchases	(458)	(456)
Dividends paid	(24,660)	(25,143)
Net increase (decrease) in Federal funds purchased	34,850	(81,700)
Net increase (decrease) in other short-term borrowings	445,175	(270,968)
Net (decrease) increase in deposits	(34,534)	82,380
Proceeds from sale of treasury stock	1,384	1,467
Purchase of treasury stock	-0-	(3,000)

Net cash provided by (used in) financing activities	387,089	(311,375)

Net increase (decrease) in cash and cash equivalents	1,069	(2,727)
Cash and cash equivalents at January 1	100,791	95,134

Cash and cash equivalents at June 30	$101,860	$92,407

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

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

The results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2007 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations, corporate governance information, policies, and documents as well as information about products and services offered by First Commonwealth.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	June 30, 2008			June 30, 2007
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities:
Unrealized holding losses arising during the period	$(34,557)	$12,095	$(22,462)	$(10,912)	$3,819	$(7,093)
Less: reclassification adjustment for gains included in net income	8	(3)	5	(754)	264	(490)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	123	(43)	80

Net unrealized loss	(34,549)	12,092	(22,457)	(11,543)	4,040	(7,503)

Other comprehensive loss	$(34,549)	$12,092	$(22,457)	$(11,543)	$4,040	$(7,503)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

Note 3 Supplemental Cash Flow Disclosures

	For the Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash paid for:
Interest	$77,492	$81,402
Income taxes	$4,400	$2,350
Noncash investing and financing activities:
ESOP loan reductions	$1,000	$1,000
Loans transferred to other real estate owned and repossessed assets	$4,861	$2,700
Gross decrease in market value adjustment to securities available for sale	$(34,548)	$(11,666)

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives Federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s maximum potential exposure to these partnerships is $3.1 million, which consists of the limited partnership investments as of June 30, 2008. Based on FIN 46(R), First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership gains (losses) are recognized as incurred.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

Note 5 Commitments and Letters of Credit (Continued)

The following table identifies the notional amount of those instruments at June 30, 2008 (dollars in thousands):

Commitments to extend credit	$1,395,786
Financial standby letters of credit	$119,781
Performance standby letters of credit	$57,398
Commercial letters of credit	$20

The current notional amounts outstanding above include financial standby letters of credit of $48.3 million, performance standby letters of credit of $2.3 million, and commercial letters of credit of $20 thousand issued during the first six months of 2008. A liability of $781 thousand has been recorded which represents the fair value of letters of credit issued in 2007 and 2008.

Note 6 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at June 30, 2008 for both available for sale and held to maturity securities by investment category and the time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Corporations and Agencies	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
U.S. Government Agency CMO and MBS	492,935	(6,306)	151,238	(3,665)	644,173	(9,971)
Corporate Securities	80,764	(17,412)	23,069	(8,859)	103,833	(26,271)
Municipal Securities	106,815	(4,294)	791	(79)	107,606	(4,373)
Other Mortgage Backed Securities	-0-	-0-	-0-	-0-	-0-	-0-

Total Debt Securities	680,514	(28,012)	175,098	(12,603)	855,612	(40,615)
Equities	10,818	(4,113)	122	(34)	10,940	(4,147)

Total Securities	$691,332	$(32,125)	$175,220	$(12,637)	$866,552	$(44,762)

As of June 30, 2008, there were 260 securities with a total unrealized loss of $44.8 million, which were partially offset by 519 securities with an unrealized gain of $10.4 million, for a net unrealized loss of $34.4 million. The unrealized losses reported for corporate securities relate primarily to trust preferred pools structured from issuers from the financial services industry. These securities have a book value of $130.6 million and 93.8% of the dollars carry a Moody credit rating of A3 or above. There is no indication of any significant deterioration of the creditworthiness of the underlying banks of the various trust preferred pools. The unrealized losses for the portfolio, including CMOs and MBS, are predominantly attributable to liquidity disruptions within the credit markets and the generally stressed condition within the financial services industry. Management does not believe any individual loss as of June 30, 2008 represents an other-than-temporary impairment and has both the intent and ability to hold the securities represented in the table for the time necessary to collect the contractual principal and interest of the debt securities.

During the six months ended June 30, 2008, First Commonwealth recognized an other-than-temporary impairment charge of $541 thousand on two equity securities. Management believes the market prices of these

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

Note 6 Other-Than-Temporary Impairment of Investments (Continued)

equity securities will not recover in the foreseeable future due to circumstances unique to these companies. There were no impairment losses recorded during the six months ended June 30, 2007.

Note 7 Income Taxes

At January 1, 2008 and June 30, 2008, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. First Commonwealth will record interest and penalties as a component of non-interest expense. Federal and state tax years 2005 through 2007 were open for examination as of January 1, 2008.

Note 8 Fair Values of Assets and Liabilities

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” and Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” became effective January 1, 2008. SFAS 159 permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth elected not to measure any existing financial instruments at fair value under SFAS 159 at this time; however, in the future we may elect to adopt SFAS 159 for select financial instruments.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

Note 8 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Securities Available for Sale	$17,341	$1,409,493	$97,272	$1,524,106
Other Assets	-0-	3,213	-0-	3,213

Total Assets	$17,341	$1,412,706	$97,272	$1,527,319

Other Liabilities	$-0-	$3,213	$-0-	$3,213

Total Liabilities	$-0-	$3,213	$-0-	$3,213

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at June 30, 2008:

Securities Available for Sale
(dollars in thousands)
Balance, March 31, 2008	$2,541
Realized and unrealized gains (losses) included in earnings	-0-
Unrealized gains (losses) included in other comprehensive income	(75)
Purchases, settlements, pay downs, and maturities	(506)
Transfers into Level 3	95,312

Balance, June 30, 2008	$97,272

Ninety-two million of the $95.3 million in securities transferred from Level 2 to Level 3 were trust preferred securities. The primary reason for the transfer into Level 3 was due to inactivity in the market for trust preferreds that resulted in a lack of comparable trades that could be used to establish a benchmark for valuation.

Note 9 Derivative Instruments

First Commonwealth has interest rate derivatives that are not designated as hedging instruments. The derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The swaps are evaluated using the credit risk of the clients and the financial institution and do not have a material impact on the market value of the swaps.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” Effective for fiscal years beginning after November 15, 2007, SFAS 159 permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. SFAS 159 currently did not have an impact on First Commonwealth’s financial condition or results of operations because management elected not to measure any existing financial instruments at fair value per SFAS 159 at this time; however, in the future we may elect to adopt SFAS 159 for select financial instruments.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements.” Prior to SFAS 157 there were different definitions for fair value in the various accounting pronouncements that required fair value measurement, and there was limited guidance for applying the definitions, which created inconsistencies. Effective for fiscal years beginning after November 15, 2007, SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. FASB issued Staff Position FIN 157-2 “Effective Date of FASB Statement No. 157” in February 2008, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

Note 10 New Accounting Pronouncements (Continued)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2008 and 2007, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that describe our future plans, strategies and expectations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. These risks and uncertainties include, among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

•

Weak or deteriorating economic or business conditions, either nationally or in our market areas, could result in increased credit-related losses and deterioration in the value of securities held in our investment securities portfolio, which could result in the recognition of an other-than-temporary impairment.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Summary of Results

First Commonwealth has experienced positive developments during the second quarter of 2008 compared to the second quarter of 2007.

•	Net income increased $1.4 million, or 12.4%.

•	Total loans increased 11.9% and commercial loans increased 27.6%.

•	Net interest margin, on a tax equivalent basis, improved 23 basis points.

The lack of liquidity in the credit and capital markets during the first half of 2008 has provided us with an opportunity to grow our loan portfolio without having to sacrifice asset quality. First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan or collateralized debt marketplace and therefore does not have any direct exposure to risks associated with these activities. All mortgage backed securities in First Commonwealth’s investment portfolio are AAA rated and backed by U.S. Government agencies.

First Commonwealth reported second quarter 2008 net income of $12.9 million or $0.18 per diluted share compared to $11.5 million or $0.16 per diluted share in the same period last year. The return on average equity and average assets was 9.03% and 0.84%, respectively, during the second quarter of 2008 compared to 8.00% and 0.79%, respectively, for the second quarter of 2007.

Net income increased $1.4 million, or 12.4%, from the comparable period last year primarily due to increases in net interest income and non-interest income, partly offset by a larger provision for credit losses, higher non-interest expense, and an increased provision for income taxes.

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the three and six months ending June 30, 2008 compared to the prior year periods:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net income per diluted share, prior year period	$0.16	$0.31

Increase (decrease) from changes in:
Net interest income	0.10	0.11
Provision for credit losses	(0.04)	(0.04)
Security transactions	(0.01)	(0.01)
Service charges on deposit accounts	0.01	0.01
Insurance commissions	0.01	0.01
Card related interchange income	0.01	0.01
Other operating income	0.00	0.01
Salaries and employee benefits	(0.03)	(0.03)
Occupancy and equipment costs	(0.01)	(0.02)
Advertising expense	0.00	0.01
Other operating expenses	0.00	(0.01)
Provision for income taxes	(0.02)	(0.03)

Net income per diluted share	$0.18	$0.33

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income increased $7.1 million, or 17.8%, for the quarter ended June 30, 2008 compared to the same period in 2007 primarily due to decreased costs on interest-bearing liabilities. Interest income remained relatively flat while interest expense decreased $6.7 million, or 16.0%, as the rates paid on interest-bearing liabilities decreased 80 basis points. This decline was partly offset by additional interest expense resulting from a $381.7 million increase in average interest-bearing liabilities.

Average interest-earning assets increased $407.7 million, or 7.7%, in the second quarter of 2008 compared to the second quarter of 2007 driven primarily by a $355.5 million increase in average loans. The higher level of interest-earning assets resulted in $6.8 million of additional interest income, but this increase was largely offset by a $6.5 million decline in interest income due to the lower level of interest rates in 2008 compared to 2007.

In the second quarter of 2008, average interest-bearing liabilities increased by $381.7 million when compared to the second quarter of 2007. This increase can be attributed to an additional $455.2 million in borrowings that were used to fund the strong loan growth. The higher level of interest-bearing liabilities increased interest expense by $3.8 million, but this increase was more than offset by a $10.5 million decrease in interest expense due to the lower level of interest rates in 2008. Additionally, there was a shift in the composition of interest-bearing liabilities from higher priced certificates of deposit and long-term debt to lower cost short-term borrowings and demand deposits.

The net interest margin on a tax equivalent basis for the three months ended June 30, 2008 increased 23 basis points to 3.54%, compared with 3.31% in the second quarter of 2007. Net loan prepayment fees of $1.6 million recorded in the second quarter of 2008 contributed 12 basis points to the net interest margin for that period. Compared to the second quarter of 2007, the yield on interest-earning assets declined 47 basis points while the cost of our interest-bearing liabilities declined 80 basis points. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax equivalent adjustment to net interest income was $3.1 million and $3.7 million for the second quarter of 2008 and 2007, respectively, and $6.7 million and $7.5 million for the six months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, net interest income increased $6.9 million, or 8.5%, compared to the same period in 2007 primarily due to decreased costs on interest-bearing liabilities. Interest income decreased $2.0 million as a result of a 39 basis point decline in the yield on interest-earning assets. The affect of this yield decrease was largely offset by increases in average loan balances. Interest expense decreased $9.0 million, or 10.5%, as the rates paid on interest-bearing liabilities decreased 52 basis points, which was partly offset by additional interest expense related to increases in average interest-bearing liabilities.

The increase of $232.5 million in average interest-earning assets for the six months ended June 30, 2008 compared to the corresponding period of 2007 was driven by an increase in average loans of $226.9 million. The higher level of interest-earning assets increased interest income by $8.2 million, but was offset by a $10.2 million decline in interest income due to the lower level of interest rates in 2008 compared to 2007.

The $208.5 million increase in average interest-bearing liabilities was mainly due to an increase of $239.8 million in average borrowings used to fund loan growth. The higher level of interest-bearing liabilities increased interest expense by $4.7 million, but was more than offset by a $13.7 million decrease in interest expense

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income (Continued)

attributed to the lower level of interest rates in 2008. In our management of deposit levels and mix, we continue to evaluate the cost of time deposits compared to alternative funding sources. As a result, lower cost short term borrowings have replaced higher cost certificates of deposits that have matured.

The net interest margin on a tax equivalent basis increased 7 basis points for the six months ended June 30, 2008 to 3.41% compared to 3.34% for the same period in 2007. Net loan prepayment fees of $1.6 million were recorded during the first six months of 2008, which favorably affected the net interest margin for that period by 6 basis points. Compared to the first six months of 2007, the yield on interest-earning assets declined 39 basis points while the cost of our interest-bearing liabilities declined 52 basis points.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended June 30:

	Average Balance Sheets and Net Interest Income Analysis
	2008			2007
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$349	$2	2.05%	$557	$10	7.62%
Tax-free investment securities	300,631	3,347	6.89	304,420	3,427	6.95
Taxable investment securities	1,334,118	16,256	4.90	1,278,179	15,609	4.90
Federal funds sold	286	2	2.53	74	2	5.30
Loans, net of unearned income (b)(c)	4,048,141	62,614	6.35	3,692,625	62,813	7.03

Total interest-earning assets	5,683,525	82,221	6.04	5,275,855	81,861	6.51

Noninterest-earning assets:
Cash	74,860			84,120
Allowance for credit losses	(42,011)			(44,067)
Other assets	498,205			491,596

Total noninterest-earning assets	531,054			531,649

Total Assets	$6,214,579			$5,807,504

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$609,977	$1,241	0.82%	$602,948	$2,705	1.80%
Savings deposits (d)	1,130,583	4,149	1.48	1,132,360	6,474	2.29
Time deposits	2,027,373	19,980	3.96	2,106,084	23,693	4.51
Short-term borrowings	775,183	4,251	2.21	263,559	2,700	4.11
Long-term debt	520,733	5,669	4.38	577,178	6,450	4.48

Total interest-bearing liabilities	5,063,849	35,290	2.80	4,682,129	42,022	3.60

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	541,752			517,111
Other liabilities	34,017			32,335
Shareholders’ equity	574,961			575,929

Total noninterest-bearing funding sources	1,150,730			1,125,375

Total Liabilities and Shareholders’ Equity	$6,214,579			$5,807,504

Net Interest Income and Net Yield on Interest-Earning Assets		$46,931	3.54%		$39,839	3.31%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the six months ended June 30:

	Average Balance Sheets and Net Interest Income Analysis
	2008			2007
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$448	$7	3.06%	$590	$21	7.17%
Tax-free investment securities	310,411	6,942	6.92	302,235	6,798	6.98
Taxable investment securities	1,327,618	32,396	4.91	1,329,255	32,487	4.93
Federal funds sold	164	2	2.57	967	26	5.30
Loans, net of unearned income (b)(c)	3,941,864	124,681	6.51	3,714,927	126,726	7.09

Total interest-earning assets	5,580,505	164,028	6.15	5,347,974	166,058	6.54

Noninterest-earning assets:
Cash	74,360			83,609
Allowance for credit losses	(42,185)			(43,696)
Other assets	492,876			488,804

Total noninterest-earning assets	525,051			528,717

Total Assets	$6,105,556			$5,876,691

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$591,549	$2,988	1.02%	$592,811	$5,276	1.79%
Savings deposits (d)	1,109,822	9,497	1.72	1,127,468	12,554	2.25
Time deposits	2,095,883	43,918	4.21	2,108,210	46,627	4.46
Short-term borrowings	634,479	7,956	2.52	350,367	7,646	4.40
Long-term debt	534,874	11,654	4.38	579,223	12,865	4.48

Total interest-bearing liabilities	4,966,607	76,013	3.08	4,758,079	84,968	3.60

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	525,951			510,332
Other liabilities	36,037			31,187
Shareholders’ equity	576,961			577,093

Total noninterest-bearing funding sources	1,138,949			1,118,612

Total Liabilities and Shareholders’ Equity	$6,105,556			$5,876,691

Net Interest Income and Net Yield on Interest-Earning Assets		$88,015	3.41%		$81,090	3.34%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Changes in Net Interest Income
	(dollars in thousands)
	Three Months Ended June 30, 2008 Compared with June 30, 2007			Six Months Ended June 30, 2008 Compared with June 30, 2007
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(8)	$(4)	$(4)	$(14)	$(5)	$(9)
Tax-free investment securities	(80)	(66)	(14)	144	283	(139)
Taxable investment securities	647	683	(36)	(91)	(40)	(51)
Federal funds sold	-0-	3	(3)	(24)	(21)	(3)
Loans	(199)	6,231	(6,430)	(2,045)	7,979	(10,024)

Total interest income	360	6,847	(6,487)	(2,030)	8,196	(10,226)

Interest-bearing liabilities:
Interest-bearing demand deposits	(1,464)	32	(1,496)	(2,288)	(11)	(2,277)
Savings deposits	(2,325)	(10)	(2,315)	(3,057)	(196)	(2,861)
Time deposits	(3,713)	(885)	(2,828)	(2,709)	(273)	(2,436)
Short-term borrowings	1,551	5,243	(3,692)	310	6,200	(5,890)
Long-term debt	(781)	(630)	(151)	(1,211)	(985)	(226)

Total interest expense	(6,732)	3,750	(10,482)	(8,955)	4,735	(13,690)

Net interest income	$7,092	$3,097	$3,995	$6,925	$3,461	$3,464

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

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

First Commonwealth’s provision for credit losses was $8.5 million for the first six months of 2008, which exceeded net charge-offs by $2.1 million and was $3.1 million higher than the provision for credit losses for the six month period of 2007. The provision for credit losses for the second quarter of 2008 increased $2.9 million compared to the second quarter of 2007 and increased $2.2 million from the first quarter of this year. The increased provision was primarily due to the growth in the commercial loan portfolio as well as the classification of a $5.0 million commercial construction loan as nonaccrual, which is collateralized with real estate.

The allowance for credit losses was $44.5 million at June 30, 2008, which represents a ratio of 1.13% of average loans outstanding compared to 1.18% reported at June 30, 2007. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30:

	2008	2007
	(dollars in thousands)
Balance, beginning of year	$42,396	$42,648
Loans charged off:
Commercial, financial and agricultural	1,777	1,124
Loans to individuals	1,918	2,129
Real estate-construction	68	-0-
Real estate-commercial	2,106	178
Real estate-residential	1,272	1,396
Lease financing receivables	-0-	10

Total loans charged off	7,141	4,837

Recoveries of loans previously charged off:
Commercial, financial and agricultural	267	308
Loans to individuals	299	309
Real estate-construction	-0-	-0-
Real estate-commercial	136	89
Real estate-residential	8	57
Lease financing receivables	-0-	-0-

Total recoveries	710	763

Net credit losses	6,431	4,074
Provision charged to expense	8,540	5,394

Balance, end of period	$44,505	$43,968

The increase in charge offs in real estate-commercial from $178 thousand as of June 30, 2007 to $2.1 million as of June 30, 2008 was primarily comprised of two loans. A nonaccrual commercial loan was paid off in the first quarter of 2008 that resulted in a charge off of $978 thousand; however, the loan was provided for in 2007. Additionally, another large credit was placed in other real estate owned in the first quarter of 2008 and resulted in a charge off of $684 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Non-Interest Income

The following table presents the components of non-interest income for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Non-Interest Income
Net securities (losses) gains	$(451)	$150	$50	$755
Trust income	1,538	1,518	3,070	2,936
Service charges on deposit accounts	4,786	4,517	9,211	8,682
Insurance commissions	1,394	857	2,671	1,587
Income from bank owned life insurance	1,446	1,520	2,933	3,010
Card related interchange income	1,950	1,634	3,703	3,119
Other income	2,426	2,205	4,907	3,738

Total non-interest income	$13,089	$12,401	$26,545	$23,827

Total non-interest income for the three and six month periods ended June 30, 2008 increased $688 thousand, or 5.5%, and $2.7 million, or 11.4%, respectively, compared to the same periods in 2007 primarily due to increases in insurance commissions, service charges on deposit accounts, and card related interchange income offset by lower levels of security gains.

Net securities (losses) gains for the three and six month periods ended June 30, 2008 were impacted by a $541 thousand write-down for other-than-temporary impairment recorded on equity securities issued by two financial institutions. The 2007 net securities gains were primarily due to trust preferred investment securities being called at a premium.

Service charges on deposit accounts increased $269 thousand, or 6.0%, for the second quarter of 2008 and $529 thousand, or 6.1%, for the first six months of 2008 compared to the corresponding periods of 2007 primarily due to revenue generated from customer overdrafts. Increased fees from service charges on deposit accounts were also generated by the opening of three new branch offices.

Insurance commissions, including retail brokerage fees, increased $537 thousand, or 62.7%, during the second quarter of 2008 and $1.08 million, or 68.3%, during the first six months of 2008 compared to the corresponding periods in 2007. Additional producers, an enhanced calling program and a successful internal referral program provided higher sales resulting in increased insurance commissions.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$20,428	$18,588	$40,758	$38,872
Net occupancy expense	3,728	3,398	7,635	6,751
Furniture and equipment expense	3,058	2,914	6,136	5,631
Advertising expense	401	340	1,029	1,435
Data processing expense	996	925	2,047	1,879
Pennsylvania shares tax expense	1,339	1,415	2,610	2,884
Intangible amortization	832	870	1,663	1,740
Other expenses	8,103	8,433	15,863	15,460

Total non-interest expense	$38,885	$36,883	$77,741	$74,652

Total non-interest expense was $38.9 million for the second quarter of 2008 and $77.7 million for the six months ended June 30, 2008, reflecting increases of $2.0 million, or 5.4%, and $3.1 million or 4.1%, over the corresponding periods in 2007. These increases for the six months ended June 30, 2008 were primarily due to higher salaries and employee benefits, net occupancy expense, and furniture and equipment expense, partially offset by a decrease in advertising expense.

Salaries and employee benefits increased $1.8 million, or 9.9%, for the second quarter of 2008 and $1.9 million, or 4.9%, for the six months ended June 30, 2008 compared with the same periods in 2007 primarily due to annual merit increases and the rise in incentive compensation related to the growth in loans, insurance sales and net income. Full time equivalent employees were 1,589 at the end of the second quarter of 2008 compared to 1,577 at the end of the second quarter of 2007.

Net occupancy expense increased $330 thousand, or 9.7%, for the second quarter of 2008 and $884 thousand, or 13.1%, for the six months ended June 30, 2008 compared to the same periods in 2007 primarily due to branch expansion and higher building repairs and maintenance.

Furniture and equipment expense increased $144 thousand, or 4.9%, for the second quarter of 2008 and $505 thousand, or 9.0%, for the six months ended June 30, 2008 compared to the same periods in 2007 mainly due to technology related expenses.

Advertising expense decreased $406 thousand, or 28.3%, for the first six months of 2008, compared to the prior year period primarily due to expenses associated with branding efforts during the first half of 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Income Tax

Income tax expense increased $1.4 million for the second quarter of 2008 and $1.8 million for the first six months ended June 30, 2008 compared to the corresponding periods in 2007. First Commonwealth’s effective tax rate was 18.1% for the second quarter of 2008 and 15.0% for the first six months of 2008 compared to 11.2% and 10.0% for the corresponding periods of 2007. Nontaxable income and tax credits had a smaller impact on the effective tax rate due to an increase in pretax income of $2.8 million for the second quarter and $3.4 million for the first six months ended June 30, 2008 compared to 2007.

LIQUIDITY

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity and redemption of investment securities are used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have access to external sources of liquidity, including overnight Federal funds, repurchase agreements and overnight or term borrowings from the Federal Home Loan Bank. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets.

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first six months of 2008, total deposits decreased $34.8 million while loans increased $415.6 million, which was the primary cause of short-term borrowings increasing $480.0 million. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Interest-bearing demand deposits	$109,659	$96,994
Savings deposits	1,676,078	1,547,117
Time deposits	1,958,574	2,179,905

Total interest-bearing deposits	$3,744,311	$3,824,016

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

As of June 30, 2008, noninterest-bearing deposits increased by $44.9 million and interest-bearing deposits decreased $79.7 million compared to December 31, 2007. The $129.0 million increase in savings deposits and $12.6 million increase in interest-bearing deposits for the first six months of 2008 was substantially offset by the $221.3 million decrease in time deposits.

The following table shows a breakdown of loans by classification as of the periods presented:

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,115,536	$1,052,971	$926,904	$901,679	$866,590
Real estate-construction	307,278	241,114	207,708	143,680	123,844
Real estate-residential	1,235,334	1,230,928	1,237,986	1,268,313	1,288,089
Real estate-commercial	988,186	909,613	861,077	865,389	899,669
Loans to individuals	467,089	458,557	464,082	480,926	496,191
Leases, net of unearned income	-0-	-0-	62	136	305

Total loans and leases, net of unearned income	$4,113,423	$3,893,183	$3,697,819	$3,660,123	$3,674,688

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

MARKET RISK (Continued)

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.64 at June 30, 2008 and December 31, 2007. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Following is the gap analysis as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,688,675	$192,845	$442,027	$2,323,547	$1,627,725	$162,151
Investments	189,244	73,079	149,051	411,374	654,445	519,163
Other interest-earning assets	346	-0-	-0-	346	-0-	-0-

Total interest-sensitive assets (ISA)	1,878,265	265,924	591,078	2,735,267	2,282,170	681,314

Certificates of deposit	644,825	368,208	485,351	1,498,384	444,281	15,810
Other deposits	1,785,836	-0-	-0-	1,785,836	-0-	-0-
Borrowings	902,799	16,758	94,095	1,013,652	281,537	44,344

Total interest-sensitive liabilities (ISL)	3,333,460	384,966	579,446	4,297,872	725,818	60,154

Gap	$(1,455,195)	$(119,042)	$11,632	$(1,562,605)	$1,556,352	$621,160

ISA/ISL	0.56	0.69	1.02	0.64	3.14	11.33
Gap/Total assets	23.28%	1.90%	0.19%	24.99%	24.90%	9.94%

	December 31, 2007
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,389,601	$181,132	$371,834	$1,942,567	$1,540,670	$214,582
Investments	210,972	129,592	168,023	508,587	798,857	338,382
Other interest-earning assets	1,719	-0-	-0-	1,719	-0-	-0-

Total interest-sensitive assets (ISA)	1,602,292	310,724	539,857	2,452,873	2,339,527	552,964

Certificates of deposit	660,483	538,584	484,661	1,683,728	477,219	18,854
Other deposits	1,644,215	-0-	-0-	1,644,215	-0-	-0-
Borrowings	437,500	26,665	40,169	504,334	349,759	41,083

Total interest-sensitive liabilities (ISL)	2,742,198	565,249	524,830	3,832,277	826,978	59,937

Gap	$(1,139,906)	$(254,525)	$15,027	$(1,379,404)	$1,512,549	$493,027

ISA/ISL	0.58	0.55	1.03	0.64	2.83	9.23
Gap/Total assets	19.37%	4.33%	0.26%	23.44%	25.71%	8.38%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

MARKET RISK (Continued)

The following table presents an analysis of the potential sensitivity of our annual net interest income to immediate and parallel changes (shocks) in market rates versus if rates remained unchanged, based on June 30, 2008 information (dollars in thousands):

	+ 200	+ 100	- 100	- 200
Net interest income change (12 months):	($1,471)	($429)	($45)	($2,040)

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

FAIR VALUES OF ASSETS AND LIABILITIES

In accordance with Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements,” fair values for investment securities are based on quoted market prices, if available. If quoted market prices are not available, the valuation for investment securities involves several third party sources. The primary provider of this information utilizes pricing models that vary based on asset class and include available trade, bid and other market information.

Fair values used for investment securities are validated through periodic reviews of changes in total portfolio value, as well as key portfolio groups, compared to movements in interest rates, credit risks as well as underlying financial markets.

CREDIT RISK

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses inherent in the loan and lease portfolios. Management reviews the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CREDIT RISK (Continued)

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized when appropriate.

The following table identifies amounts of loan losses and nonperforming loans:

	June 30,
	2008	2007
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$50,910	$47,738
Troubled debt restructured loans	139	154

Total nonperforming loans	$51,049	$47,892

Loans past due in excess of 90 days and still accruing	$14,210	$13,858

Other real estate owned	$3,271	$1,241

Loans outstanding at end of period	$4,113,423	$3,674,688

Average loans outstanding	$3,941,864	$3,714,927

Nonperforming loans as a percentage of total loans	1.24%	1.30%

Provision for credit losses	$8,540	$5,394

Allowance for credit losses	$44,505	$43,968

Net credit losses	$6,431	$4,074

Net credit losses as a percentage of average loans outstanding (annualized)	0.33%	0.22%

Provision for credit losses as a percentage of net credit losses	132.79%	132.40%

Allowance for credit losses as a percentage of average loans outstanding	1.13%	1.18%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.08%	1.20%

Allowance for credit losses as a percentage of nonperforming loans	87.18%	91.81%

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses at June 30, 2008 and June 30, 2007:

	2008	2007
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$51,049	$47,892
Average balance of impaired loans for the period	$50,948	$19,307
Allowance for credit losses related to impaired loans	$13,721	$11,530
Impaired loans with an allocation of the allowance for credit losses	$44,573	$41,461
Impaired loans with no allocation of the allowance for credit losses	$6,476	$6,431
Income recorded on impaired loans on a cash basis	$319	$174

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CREDIT RISK (Continued)

Nonaccrual loans increased $3.2 million to $50.9 million at June 30, 2008 compared to $47.7 million at June 30, 2007, mainly due to a $5.0 million commercial construction loan collateralized with real estate that was placed on nonaccrual during the second quarter of 2008. Also included in nonaccrual loans is a $30.0 million commercial credit relationship that has been monitored since the second quarter of 2006 and was placed on nonaccrual during the second quarter of 2007. This credit is collateralized by real estate and equipment and a reserve has been allocated, primarily during 2006, to cover the expected losses. The payment of principal and interest on this credit has been deferred pursuant to a loan forbearance agreement that will expire during the third quarter of 2008. Management continues to monitor the borrower closely and is presently evaluating options with respect to the collection or resolution of this credit.

In 2006, we purchased $7.0 million in loans from EFI, a division of Sterling Financial Corporation of Lancaster, Pennsylvania (“Sterling”). Sterling subsequently disclosed that an investigation into financial irregularities at EFI had revealed that certain EFI officers and employees deliberately concealed credit delinquencies and falsified documents related to certain financing contracts at EFI. Loans in this portfolio are collateralized by equipment, and reserves were allocated in the second quarter of 2007 to cover expected losses. At June 30, 2008, the remaining balance in this portfolio was $3.4 million, of which $2.4 million was classified as nonaccrual. PNC Financial Services Group, Inc. (“PNC”) acquired Sterling effective April 4, 2008, and we are seeking to compel PNC to repurchase the balance of this portfolio.

Loans past due in excess of 90 days and still accruing increased $352 thousand to $14.2 million compared to June 30, 2007, but decreased $5.9 million from March 31, 2008. The majority of the decrease for the current quarter is primarily related to the aforementioned $5.0 million commercial loan moving into nonaccrual loans.

Other real estate owned increased $2.0 million to $3.3 million compared to June 30, 2007. The increase is primarily due to one large commercial credit placed in other real estate owned during the first quarter of 2008.

CAPITAL RESOURCES

At June 30, 2008, shareholders’ equity was $546.7 million, a decrease of $22.1 million from December 31, 2007. The decrease was primarily due to unrealized holding losses on securities. A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable equity to assets ratio.

While First Commonwealth has no direct sub prime lending exposure, major financial institutions that do have such exposure have incurred significant losses. As a result, the supply of capital needed by these large institutions has outpaced the demand by investors, and regional financial institutions such as First Commonwealth may experience difficulty accessing the capital markets. First Commonwealth and its banking subsidiary are “well capitalized,” and as such, we have no immediate need to raise capital. However, we may seek to raise additional capital in the future to fund growth in interest-earning assets or to expand our market area or product offerings through acquisitions or de novo expansion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CAPITAL RESOURCES (Continued)

The Federal Reserve Board has issued risk-based capital adequacy guidelines, which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization’s total capital be common and other “core” equity capital (“Tier I Capital”); (2) assets and off-balance-sheet items be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets of 4%.

The table below presents First Commonwealth’s capital position at June 30, 2008:

	Actual		Regulatory Minimum
	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$540,892	11.1%	$390,694	8.0%
First Commonwealth Bank	$509,920	10.5%	$386,886	8.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$496,387	10.2%	$195,347	4.0%
First Commonwealth Bank	$465,415	9.6%	$193,443	4.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$496,387	8.2%	$241,714	4.0%
First Commonwealth Bank	$465,415	7.8%	$239,629	4.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively. At June 30, 2008, First Commonwealth’s banking subsidiary exceeded those requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2008, we issued 12,654 shares of our common stock to J. Eric Renner as an inducement for his employment as Executive Vice President Consumer Services of First Commonwealth Bank. The shares were issued pursuant to a Restricted Stock Agreement, dated April 1, 2008, between Mr. Renner and First Commonwealth Financial Corporation.

We issued the shares to Mr. Renner in reliance upon the exemption from registration under the Securities Act of 1933 provided by Rule 506 of Regulation D. Mr. Renner represented to us that he is an “accredited investor” (as that term is defined in Regulation D), that he is capable of evaluating the merits and risks of an investment in our shares and has access to the reports and other information that we file with the Securities and Exchange Commission and that he acquired the shares as an investment and not with a view to distribute them in violation of the Securities Act.

We issued the shares as consideration for services to be performed by Mr. Renner and did not receive any proceeds from the issuance of the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 14, 2008, the Annual Meeting of Shareholders of First Commonwealth Financial Corporation was held. A total of 54,276,774 of First Commonwealth’s shares were present or represented by proxy at the meeting. First Commonwealth’s shareholders voted upon the election of 4 persons, named in the Proxy Statement, to serve as directors of First Commonwealth for terms expiring in 2011. All directors were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The following is a list of directors elected at the Annual Meeting with the number of votes “For” and “Withheld”. There were no abstentions in regards to the election of the directors.

	Number of Votes
Name	For	Withheld
Ray Charley	52,396,859	1,863,214
Johnston A. Glass	52,273,845	2,002,929
Dale P. Latimer	52,050,168	2,226,606
David R. Tomb, Jr.	51,862,375	2,414,399

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES PART II – OTHER INFORMATION (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

First Commonwealth’s shareholders also voted upon whether to approve an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock to 200,000,000 shares from 100,000,000 shares. The amendment was approved by the shareholders, with 46,327,065 shares voting for the amendment, 7,331,204 shares voting against the amendment and 594,407 shares abstaining from the vote. The authorized number of shares of preferred stock remained at 3,000,000 shares; therefore, the authorized number of shares of capital stock, including both common stock and preferred stock, that is authorized for issuance increased from 103,000,000 shares to 203,000,000 shares.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Amendment filed April 15, 2008	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: August 1, 2008	/s/ John J. Dolan
John J. Dolan
President and Chief Executive Officer

DATED: August 1, 2008	/s/ Edward J. Lipkus, III
Edward J. Lipkus, III
Executive Vice President and Chief Financial Officer