Form 10-Q
period 2008-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2008-10-31
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of October 28, 2008 was 73,525,687.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$93,327	$100,791
Interest-bearing bank deposits	267	1,719
Securities available for sale, at fair value	1,402,528	1,574,217
Securities held to maturity, at amortized cost, (Fair value $55,775 in 2008 and $72,928 in 2007)	56,839	71,497
Loans:
Loans, net of unearned income	4,184,600	3,697,819
Allowance for credit losses	(45,482)	(42,396)

Net loans	4,139,118	3,655,423

Premises and equipment, net	71,141	69,487
Other real estate owned	3,718	2,172
Goodwill	159,956	159,956
Amortizing intangibles, net	10,976	13,441
Other assets	265,920	234,915

Total assets	$6,203,790	$5,883,618

Liabilities
Deposits (all domestic):
Noninterest-bearing	$564,443	$523,203
Interest-bearing	3,696,687	3,824,016

Total deposits	4,261,130	4,347,219
Short-term borrowings	875,424	354,201
Other liabilities	43,385	65,464

Subordinated debentures	105,750	105,750
Other long-term debt	386,288	442,196

Total long-term debt	492,038	547,946

Total liabilities	5,671,977	5,314,830

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 200,000,000 shares authorized; 75,100,431 shares issued and 73,509,724 shares outstanding at September 30, 2008; 100,000,000 shares authorized, 75,100,431 shares issued and 73,128,612 shares outstanding at December 31, 2007	75,100	75,100
Additional paid-in capital	205,953	206,889
Retained earnings	315,404	319,246
Accumulated other comprehensive loss, net	(38,133)	(147)
Treasury stock (1,590,707 and 1,971,819 shares at September 30, 2008 and December 31, 2007, respectively, at cost)	(18,411)	(22,700)
Unearned ESOP shares	(8,100)	(9,600)

Total shareholders’ equity	531,813	568,788

Total liabilities and shareholders’ equity	$6,203,790	$5,883,618

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$62,285	$63,737	$186,966	$190,463
Interest and dividends on investments:
Taxable interest	15,013	14,259	46,122	45,293
Interest exempt from Federal income taxes	3,176	3,424	10,118	10,222
Dividends	663	753	1,950	2,206
Interest on Federal funds sold	-0-	57	2	83
Interest on bank deposits	2	8	9	29

Total interest income	81,139	82,238	245,167	248,296

Interest Expense
Interest on deposits	23,069	33,786	79,472	98,243
Interest on short-term borrowings	4,634	1,977	12,590	9,623

Interest on subordinated debentures	1,870	2,130	5,659	6,370
Interest on other long-term debt	3,639	4,211	11,504	12,836

Total interest on long-term debt	5,509	6,341	17,163	19,206

Total interest expense	33,212	42,104	109,225	127,072

Net Interest Income	47,927	40,134	135,942	121,224
Provision for credit losses	3,913	2,296	12,453	7,690

Net Interest Income after Provision for Credit Losses	44,014	37,838	123,489	113,534

Non-Interest Income
Net securities (losses) gains	(7,709)	16	(7,659)	771
Trust income	1,444	1,517	4,514	4,453
Service charges on deposit accounts	4,792	4,609	14,003	13,291
Insurance commissions	1,390	1,064	4,061	2,651
Income from bank owned life insurance	1,435	1,534	4,368	4,544
Card related interchange income	1,950	1,654	5,653	4,773
Letter of credit fees	982	149	1,549	260
Other income	1,990	1,670	6,330	5,297

Total non-interest income	6,274	12,213	32,819	36,040

Non-Interest Expense
Salaries and employee benefits	21,091	18,401	61,849	57,273
Net occupancy expense	3,613	3,475	11,248	10,226
Furniture and equipment expense	2,995	3,243	9,131	8,874
Advertising expense	550	475	1,579	1,910
Data processing expense	1,075	942	3,122	2,821
Pennsylvania shares tax expense	1,342	1,439	3,952	4,323
Intangible amortization	802	857	2,465	2,597
Other expenses	7,529	7,648	23,392	23,108

Total non-interest expense	38,997	36,480	116,738	111,132

Income before income taxes	11,291	13,571	39,570	38,442
Provision for income taxes	1,127	1,352	5,372	3,840

Net Income	$10,164	$12,219	$34,198	$34,602

Average Shares Outstanding	72,715,709	72,589,329	72,597,977	72,959,307
Average Shares Outstanding Assuming Dilution	72,817,216	72,705,753	72,704,279	73,128,040
Per Share Data:
Basic Earnings per Share	$0.14	$0.17	$0.47	$0.47
Diluted Earnings per Share	$0.14	$0.17	$0.47	$0.47
Cash Dividends Declared per Common Share	$0.17	$0.17	$0.51	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of EITF Issue No. 06-4 (net of tax)	-0-	-0-	(984)	-0-	-0-	-0-	(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income	-0-	-0-	34,198	-0-	-0-	-0-	34,198
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(43,005)	-0-	-0-	(43,005)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	5,019	-0-	-0-	5,019

Total other comprehensive loss							(37,986)

Total comprehensive income							(3,788)
Cash dividends declared	-0-	-0-	(37,056)	-0-	-0-	-0-	(37,056)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,500	1,500
Discount on dividend reinvestment plan purchases	-0-	(688)	-0-	-0-	-0-	-0-	(688)
Tax benefit of stock options exercised	-0-	25	-0-	-0-	-0-	-0-	25
Treasury stock reissued	-0-	(280)	-0-	-0-	4,175	-0-	3,895
Restricted stock	-0-	7	-0-	-0-	114	-0-	121

Balance at September 30, 2008	$75,100	$205,953	$315,404	$(38,133)	$(18,411)	$(8,100)	$531,813

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	34,602	-0-	-0-	-0-	34,602
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	1,587	-0-	-0-	1,587
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(489)	-0-	-0-	(489)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	80	-0-	-0-	80

Total other comprehensive income							1,178

Total comprehensive income							35,780
Cash dividends declared	-0-	-0-	(37,545)	-0-	-0-	-0-	(37,545)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,500	1,500
Discount on dividend reinvestment plan purchases	-0-	(688)	-0-	-0-	-0-	-0-	(688)
Tax benefit of stock options exercised	-0-	28	-0-	-0-	-0-	-0-	28
Treasury stock acquired	-0-	-0-	-0-	-0-	(9,971)	-0-	(9,971)
Treasury stock reissued	-0-	(343)	-0-	-0-	2,110	-0-	1,767

Balance at September 30, 2007	$75,100	$207,310	$319,472	$(6,736)	$(22,814)	$(10,100)	$562,232

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Operating Activities
Net income	$34,198	$34,602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,453	7,690
Deferred tax benefit	(3,287)	(3,638)
Depreciation and amortization	8,006	6,682
Net losses (gains) on sales of securities and other assets	7,123	(1,426)
Net amortization of premiums and discounts on securities	2	587
Net amortization of premiums and discounts on long-term debt	(2,845)	(3,552)
Income from increase in cash surrender value of bank owned life insurance	(4,368)	(4,544)
Decrease in interest receivable	1,018	3,348
Decrease in interest payable	(7,062)	(1,946)
Increase in income taxes payable	259	2,004
Decrease in payable due to investments purchased/not settled	(15,064)	(6,433)
Other-net	(5,049)	898

Net cash provided by operating activities	25,384	34,272

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	14,970	5,742
Transactions in securities available for sale:
Proceeds from sales	40,203	1,087
Proceeds from maturities and redemptions	320,361	342,937
Purchases	(255,288)	(158,634)
Proceeds from sales of other assets	6,403	5,273
Net decrease (increase) in interest-bearing deposits with banks	1,452	(75)
Net (increase) decrease in loans	(502,526)	112,855
Purchases of premises and equipment	(8,534)	(7,818)

Net cash (used in) provided by investing activities	(382,959)	301,367

Financing Activities
Repayments of other long-term debt	(87,873)	(54,337)
Proceeds from issuance of long-term debt	36,310	10,000
Discount on dividend reinvestment plan purchases	(688)	(688)
Dividends paid	(36,991)	(37,687)
Net decrease in Federal funds purchased	(33,800)	(77,800)
Net increase (decrease) in other short-term borrowings	555,023	(184,479)
Net (decrease) increase in deposits	(85,790)	8,893
Proceeds from sale of treasury stock	3,895	1,767
Purchase of treasury stock	-0-	(9,971)
Stock option tax benefit	25	28

Net cash provided by (used in) financing activities	350,111	(344,274)

Net decrease in cash and cash equivalents	(7,464)	(8,635)
Cash and cash equivalents at January 1	100,791	95,134

Cash and cash equivalents at September 30	$93,327	$86,499

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 1 Basis of Presentation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its wholly owned subsidiaries (“First Commonwealth”). All material intercompany transactions have been eliminated in consolidation. The accounting and reporting policies of First Commonwealth conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of First Commonwealth’s financial position, results of operations, cash flows, and changes in shareholders’ equity as of and for the periods presented.

The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2007 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations, corporate governance information, policies, and documents as well as information about products and services offered by First Commonwealth.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	September 30, 2008			September 30, 2007
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	$(66,161)	$23,156	$(43,005)	$2,442	$(855)	$1,587
Less: reclassification adjustment for losses (gains) realized in net income	7,721	(2,702)	5,019	(752)	263	(489)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	123	(43)	80

Net unrealized (losses) gains	(58,440)	20,454	(37,986)	1,813	(635)	1,178

Other comprehensive (loss) income	$(58,440)	$20,454	$(37,986)	$1,813	$(635)	$1,178

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 3 Supplemental Cash Flow Disclosures

	For the Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash paid for:
Interest	$113,133	$124,041
Income taxes	$8,600	$4,450
Noncash investing and financing activities:
ESOP loan reductions	$1,500	$1,500
Loans transferred to other real estate owned and repossessed assets	$6,921	$4,502
Gross (decrease) increase in market value adjustment to securities available for sale	$(58,440)	$1,690

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives Federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s carrying value, or its maximum potential exposure, to these partnerships is $3.0 million as of September 30, 2008, which consists of twelve limited partnership investments. Management has evaluated the limited partnerships for impairment, and does not believe there is impairment in any of the investments as of September 30, 2008. Based on FIN 46(R), First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership gains (losses) are recognized as incurred.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 5 Commitments and Letters of Credit (Continued)

The following table identifies the notional amount of those instruments at September 30, 2008 (dollars in thousands):

Commitments to extend credit	$1,430,273
Financial standby letters of credit	$117,348
Performance standby letters of credit	$79,588
Commercial letters of credit	$20

The current notional amounts outstanding above include financial standby letters of credit of $70.8 million, performance standby letters of credit of $5.4 million, and commercial letters of credit of $20 thousand issued during the first nine months of 2008. A liability of $653 thousand has been recorded which represents the fair value of letters of credit issued in 2007 and 2008.

Note 6 Income Taxes

At January 1, 2008 and September 30, 2008, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. First Commonwealth will record interest and penalties as a component of non-interest expense. Federal and state tax years 2005 through 2007 were open for examination as of January 1, 2008.

Note 7 Fair Values of Assets and Liabilities

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

SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). First Commonwealth has elected to apply this deferral to all nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. All nonfinancial assets are included in the “Other assets” category of the Consolidated Statements of Financial Condition. FASB also issued Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” in October 2008, which clarified the application of FAS 157 in a market that is not active.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 7 Fair Values of Assets and Liabilities (Continued)

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency.

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

In accordance with Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements,” fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. If quoted market prices were not available, the valuation for investments utilized pricing models that varied based on asset class and included available trade, bid and other observable market information. Securities priced using this information were classified as Level 2.

If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. The assets included in Level 3 are primarily trust preferred collateralized debt obligations. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the banking industry.

Fair values for single issue trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. These valuations were classified as Level 3 due to the inactivity in the markets.

The pooled trust preferred collateralized debt obligations owned are collateralized by the trust preferred securities of individual banks and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately 6 months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. To determine the appropriate discount rate and cash flows, a review was completed for each of the 376 issuer’s profitability, credit quality, operating efficiency, capital adequacy, leverage and liquidity position. These factors provided an assessment of the probability of default for each underlying piece of collateral for each year until maturity. Default rates for performing collateral ranged from 0.25% to 40.0%. A probability of default of 100% was used for collateral that was in deferral or default. In previous periods, a default rate of 1.2% was used for performing collateral, based on the historic performance for this type of investment. The change in probability of default for the two periods is a result of using default probabilities for each underlying piece of collateral instead of determining default on the entire tranche. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 7 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Securities Available for Sale	$7,879	$1,317,639	$77,010	$1,402,528
Other Assets	-0-	4,469	-0-	4,469

Total Assets	$7,879	$1,322,108	$77,010	$1,406,997

Other Liabilities	$-0-	$4,469	$-0-	$4,469

Total Liabilities	$-0-	$4,469	$-0-	$4,469

The Other Assets and Other Liabilities totals represent the fair value of interest rate derivatives, which are described in Note 9 “Derivative Instruments.”

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at September 30, 2008:

	For the Three Months Ended	For the Nine Months Ended
	(dollars in thousands)
Securities Available for Sale
Balance, beginning	$97,272	$2,604
Realized and unrealized gains (losses) included in earnings	(7,673)	(7,736)
Unrealized gains (losses) included in other comprehensive income	(19,680)	(19,755)
Purchases, settlements, pay downs, and maturities	-0-	(506)
Transfers from Level 3 to Level 2	(3,629)	(3,629)
Transfers into Level 3	10,720	106,032

Balance, September 30, 2008	$77,010	$77,010

Losses of $7.7 million included in earnings for the period are attributable to the change in realized losses relating to assets held at September 30, 2008 and are reported in securities (losses) gains in the non-interest income section of the Consolidated Statements of Income.

The securities transferred from Level 3 to Level 2 were municipal securities. The securities are classified as Level 2 because the market for municipal securities became more active in the third quarter, which allowed pricing of the securities using actual trades on comparable securities.

Securities totaling $10.7 million transferred to Level 3 during the third quarter of 2008, which included $10.2 million of trust preferred securities and a $500 thousand Corporate security. The primary reason for the transfer into Level 3 was due to the inactivity in the market that resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 7 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets measured at fair value on a nonrecurring basis at September 30, 2008:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Impaired loans	$-0-	$-0-	$37,905	$37,905

Total Assets	$-0-	$-0-	$37,905	$37,905

Impaired loans over $100,000 are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The impaired loans are collateral based and the fair value is determined by reviewing real property appraisals, equipment valuations, accounts receivable and payable listings and other financial information.

Note 8 Other-Than-Temporary Impairment of Investments

The following table presents the gross unrealized losses and fair values at September 30, 2008 for both available for sale and held to maturity securities by investment category and the time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Corporations and Agencies	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
U.S. Government Agency CMO and MBS	379,326	(3,527)	143,062	(3,023)	522,388	(6,550)
Corporate Securities	44,124	(23,805)	24,428	(23,527)	68,552	(47,332)
Municipal Securities	153,125	(12,931)	727	(144)	153,852	(13,075)
Other Mortgage Backed Securities	-0-	-0-	-0-	-0-	-0-	-0-

Total Debt Securities	576,575	(40,263)	168,217	(26,694)	744,792	(66,957)
Equities	5,159	(1,437)	118	(38)	5,277	(1,475)

Total Securities	$581,734	$(41,700)	$168,335	$(26,732)	$750,069	$(68,432)

In the third quarter of 2008, a $7.7 million other-than-temporary impairment charge was recorded on a $13.0 million investment in one of the trust preferred collateralized debt obligation issues. This pool includes 20 issuers, one of which is in default and two that are on interest deferral, and it is expected that the pool will experience a principal shortfall at maturity. First Commonwealth reviews the investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in the market. There is a risk that this quarterly review could result in First Commonwealth recording other-than-temporary impairment charges in the future. As of September 30, 2008, our investment portfolio included 294 securities with a total unrealized loss of $68.4 million, which were partially offset by 463 securities with an unrealized gain of $8.8 million, for a net

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 8 Other-Than-Temporary Impairment of Investments (Continued)

unrealized loss of $59.6 million. Management does not believe any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment and has both the intent and ability to hold the securities represented in the table for the time necessary to collect the contractual principal and interest of the debt securities.

Corporate securities, which include trust preferred securities, had a total unrealized loss of $47.3 million as of September 30, 2008, or 69.2% of the total $68.4 million unrealized losses. First Commonwealth’s portfolio of trust preferred collateralized debt obligations and subordinated notes consists of 14 pooled issues and 21 single issue securities. The single issues are primarily from money center and large regional banks. The pooled instruments consist of securities issued by 376 banks and other financial institutions and are generally secured by over-collateralized or default protection provided by subordinated tranches. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. At the time of initial issue, the subordinated tranches ranged in size from approximately 7.3% to 35.4% of the total principal amount of the respective securities and each pooled security held 5% or less of any single institution.

As of September 30, 2008, our single issue securities had a book value of $24.0 million and an estimated fair value of $19.1 million, while the book value of the pooled securities totaled $98.7 million with an estimated fair value of $56.3 million. Based upon the analysis performed by management as of September 30, 2008, all of the single issues and the remainder of the pooled issues are expected to return 100% of their principal and interest.

Corporate securities, including single issue and pooled trust preferred collateralized debt obligations have a book value of $122.7 million and an average life of 23.7 years. Maturities for these investments range from May 2017 to May 2068 and occur as follows: $1.2 million mature over 8 years but less than 15 years; $19.5 million mature over 15 but less than 20 years; $57.1 million mature over 20 but less than 25 years and $44.1 million mature over 25 but less than 30 years. In addition, $750 thousand of these investments mature in 59 years.

Note 9 Derivative Instruments

First Commonwealth has interest rate derivatives that are not designated as hedging instruments. The derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The valuation of the swaps considers the current credit risk of the counterparties and did not have a material impact on the market value of the swaps.

Note 10 Subsequent Events

On October 14, 2008, the United States Treasury Department announced a voluntary Capital Purchase Program whereby the Treasury will purchase senior preferred shares from qualifying United States controlled banks, savings associations, and certain bank and savings and loan holding companies. Each participating institution may sell an amount of senior preferred shares ranging from 1.0% to 3.0% of its total risk-weighted assets. The preferred shares are generally nonvoting, pay a cumulative dividend rate of 5.0% per year for the first five years and will reset to a rate of 9.0% per year after year five, and are callable at par after three years or sooner with the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 10 Subsequent Events (Continued)

proceeds of a qualifying offering of Tier 1 common or preferred stock. The Treasury will receive warrants from each participating institution to common stock with an aggregate market price equal to 15.0% of the senior preferred investment and an exercise price equal to the market price of the institution’s common stock at the time of issuance. Participating institutions must agree to certain limitations on executive compensation, share repurchases and dividend payments. The deadline for submitting an application to participate in the Capital Purchase Program is November 14, 2008. We are analyzing the benefits and costs of the Capital Purchase Program and have not yet determined whether or to what extent we will participate.

On October 30, 2008, First Commonwealth Financial Corporation entered into an underwriting agreement with Keefe, Bruyette & Woods, Inc., as representative for the underwriters, for gross proceeds of $100 million, exclusive of any underwriter over-allotment option. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses are expected to be approximately $94.6 million. The underwriters have been granted an option to purchase up to an additional 15% of the shares sold to cover over-allotments, if any. First Commonwealth expects to close the transaction, subject to customary conditions, on or about November 5, 2008. First Commonwealth expects to use the net proceeds of the offering to support the continued growth and capital needs of First Commonwealth Bank and for general corporate purposes.

Note 11 New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” Effective for fiscal years beginning after November 15, 2007, SFAS 159 permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. SFAS 159 currently did not have an impact on First Commonwealth’s financial condition or results of operations because management elected not to measure any existing financial instruments at fair value per SFAS 159 at this time; however, in the future we may elect to adopt SFAS 159 for select financial instruments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

Note 11 New Accounting Pronouncements (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements.” Prior to SFAS 157 there were different definitions for fair value in the various accounting pronouncements that required fair value measurement, and there was limited guidance for applying the definitions, which created inconsistencies. Effective for fiscal years beginning after November 15, 2007, SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. FASB issued Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” in February 2008, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). First Commonwealth has elected to apply this deferral to all nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. FASB also issued Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” in October 2008, which clarifies the application of FAS 157 in a market that is not active. The initial implementation of SFAS 157 for financial instruments did not have a material impact on First Commonwealth’s financial condition or results of operations. The third quarter of 2008 financial results were impacted by the fair value measurement for one trust preferred collateralized debt obligation that resulted in the recognition of an other-than-temporary impairment charge. Refer to Note 8 “Other-Than-Temporary Impairment of Investments” for further discussion.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132R.” This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The implementation is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2008 and 2007, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

Forward-Looking Statements

This report may contain forward-looking statements that describe our future plans, strategies and expectations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. These risks and uncertainties include, among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

•	Further declines in the market value of investment securities that are considered to be other-than-temporary would negatively impact our earnings and regulatory capital levels.

•	Increases in defaults by borrowers and other delinquencies could result in increases in our provision for credit losses and related expenses.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Summary of Results

First Commonwealth has experienced positive developments during the third quarter of 2008 compared to the third quarter of 2007.

•	Total loans increased 14.3% and commercial loans increased 29.0%.

•	Net interest income increased 19.4%.

•	Net interest margin, on a tax equivalent basis, improved 22 basis points.

•	First Commonwealth Bank opened a new community banking office (McCandless Township), which was the second de novo office opened in the Pittsburgh market during 2008.

Our operating results were solid despite challenging conditions in the credit and capital markets. We experienced both loan growth and improvement in credit quality over the second quarter and we remain a well-capitalized institution with significant liquidity.

First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan or collateralized debt marketplace and therefore does not have any direct exposure to risks associated with these activities. All mortgage backed securities in First Commonwealth’s investment portfolio are AAA rated and backed by U.S. Government agencies.

First Commonwealth reported third quarter 2008 net income of $10.2 million or $0.14 per diluted share compared to $12.2 million or $0.17 per diluted share in the same period last year. Third quarter results for 2008 were unfavorably impacted by other-than-temporary impairment charges of $5.6 million after tax, or $0.08 per diluted share. Third quarter 2008 return on average equity and average assets were 7.38% and 0.65%, respectively, compared to 8.59% and 0.85% for the prior year period.

For the nine months ended September 30, 2008, net income was $34.2 million, or $0.47 per diluted share, compared to the $34.6 million, or $0.47 per diluted share, reported for the same period of 2007. Year to date results for 2008 were unfavorably impacted by other-than-temporary impairment charges of $5.9 million after tax, or $0.08 per diluted share. Return on average equity and average assets for the nine months ended September 30, 2008 was 8.05% and 0.74%, respectively, compared to 8.08% and 0.80% for the first nine months of 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Summary of Results (Continued)

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the three and nine months ending September 30, 2008 compared to the prior year periods:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net income per diluted share, prior year period	$0.17	$0.47
Increase (decrease) from changes in:
Net interest income	0.11	0.21
Provision for credit losses	(0.02)	(0.07)
Security transactions (a)	(0.11)	(0.11)
Service charges on deposit accounts	0.00	0.01
Insurance commissions	0.00	0.02
Card related interchange income	0.01	0.01
Letter of credit fees	0.01	0.02
Other operating income	0.01	0.01
Salaries and employee benefits	(0.04)	(0.07)
Occupancy and equipment costs	0.00	(0.01)
Pennsylvania shares tax expense	0.00	0.01
Other operating expenses	0.00	(0.01)
Provision for income taxes	0.00	(0.02)

Net income per diluted share	$0.14	$0.47

(a) For the three and nine months ended September 30, 2008 versus 2007, other-than-temporary impairment charges had a ($.12) impact on diluted earnings per share and securities gains (losses) had a $.01 impact, which netted to the ($.11) impact for security transactions.

Net Interest Income

Net interest income increased $7.8 million, or 19.4%, for the quarter ended September 30, 2008 compared to the same period in 2007 primarily due to increased levels of interest-earning assets and decreased costs on interest-bearing liabilities. Interest income decreased $1.1 million, or 1.3%, as the contribution from loan growth was negatively offset by lower interest rates. Interest expense decreased $8.9 million, or 21.1%, as a 105 basis point decline on rates paid for interest-bearing liabilities more than offset additional interest expense resulting from a $502.9 million, or 11.0%, increase in average interest-bearing liabilities.

Average interest-earning assets increased $505.7 million, or 9.8%, in the third quarter of 2008 compared to the third quarter of 2007 driven primarily by a $496.0 million, or 13.6%, increase in average loans. The higher level of interest-earning assets resulted in $8.9 million of additional interest income, but this increase was offset by a $10.0 million decline in interest income due to the lower level of interest rates in 2008 compared to 2007.

In the third quarter of 2008, average interest-bearing liabilities increased by $502.9 million when compared to the third quarter of 2007. During this period, the composition of interest-bearing liabilities shifted from higher priced time deposits and long-term debt to lower costing core deposits and short-term borrowings. In the third quarter of 2008 compared to the same period last year, average noninterest-bearing demand deposits increased $36.4

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income (Continued)

million, or 7.0%, average interest-bearing demand deposits increased $25.1 million, or 4.2%, and average savings deposits increased $68.2 million, or 6.2%. Average higher costing time deposits decreased $182.6 million or 8.6%. Average short-term borrowings and long-term debt increased $592.1 million helping to fund the strong loan growth. The higher level of interest-bearing liabilities increased interest expense by $3.9 million, but was more than offset by a $12.8 million decrease in interest expense due to the change in the mix of deposits and the lower level of interest rates in 2008.

The net interest margin on a tax equivalent basis for the three months ended September 30, 2008 increased 22 basis points to 3.58%, compared with 3.36% in the third quarter of 2007. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax equivalent adjustment to net interest income was $3.2 million and $3.6 million for the third quarter of 2008 and 2007, respectively, and $9.9 million and $11.1 million for the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, net interest income increased $14.7 million, or 12.1%, compared to the same period in 2007 primarily due to decreased costs on interest-bearing liabilities. Interest income decreased $3.1 million as a result of a 49 basis point decline in the yield on interest-earning assets. The affect of this yield decrease was largely offset by increases in average loan balances. Interest expense decreased $17.8 million, or 14.0%, as the rates paid on interest-bearing liabilities decreased 71 basis points, which was partly offset by additional interest expense related to increases in average interest-bearing liabilities.

The increase of $324.5 million in average interest-earning assets for the nine months ended September 30, 2008 compared to the corresponding period of 2007 was driven by an increase in average loans of $317.4 million. The higher level of interest-earning assets increased interest income by $17.1 million, but was more than offset by a $20.2 million decline in interest income due to the lower level of interest rates in 2008 compared to 2007.

The $307.6 million increase in average interest-bearing liabilities was mainly due to an increase of $358.3 million in average short-term borrowings and long-term debt used to fund loan growth. Interest expense decreased by $17.8 million for the nine month period ended September 30, 2008. Higher levels of interest-bearing liabilities increased interest expense by $9.3 million which was more than offset by a $27.1 million decrease in interest expense. This decrease can be attributed to both the lower level of interest rates and growth in core deposits and lower cost short-term borrowings. In our management of deposit levels and mix, we continue to evaluate the cost of time deposits compared to alternative funding sources. As a result, lower cost short-term borrowings have replaced higher cost time deposits that have matured.

The net interest margin on a tax equivalent basis increased 12 basis points for the nine months ended September 30, 2008 to 3.47% compared to 3.35% for the same period in 2007. Net loan prepayment fees of $1.6 million recorded in 2008 had a positive effect on the net interest margin of four basis points. Compared to the first nine months of 2007, the yield on interest-earning assets declined 49 basis points while the cost of our interest-bearing liabilities declined 71 basis points.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended September 30:

	Average Balance Sheets and Net Interest Income Analysis
	2008			2007
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$355	$2	1.94%	$526	$8	5.62%
Tax-free investment securities	279,792	3,176	6.95	301,648	3,424	6.93
Taxable investment securities	1,246,144	15,676	5.01	1,210,048	15,012	4.92
Federal funds sold	48	-0-	1.90	4,412	57	5.20
Loans, net of unearned income (b)(c)	4,149,186	62,285	6.11	3,653,196	63,737	7.12

Total interest-earning assets	5,675,525	81,139	5.91	5,169,830	82,238	6.59

Noninterest-earning assets:
Cash	80,393			79,514
Allowance for credit losses	(44,621)			(44,248)
Other assets	512,996			492,612

Total noninterest-earning assets	548,768			527,878

Total Assets	$6,224,293			$5,697,708

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$623,686	$1,225	0.78%	$598,571	$2,705	1.79%
Savings deposits (d)	1,165,568	4,348	1.48	1,097,321	6,459	2.34
Time deposits	1,938,709	17,496	3.59	2,121,318	24,622	4.61
Short-term borrowings	858,165	4,634	2.15	208,046	1,977	3.77
Long-term debt	495,170	5,509	4.43	553,158	6,341	4.55

Total interest-bearing liabilities	5,081,298	33,212	2.60	4,578,414	42,104	3.65

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	558,373			521,935
Other liabilities	36,527			32,763
Shareholders’ equity	548,095			564,596

Total noninterest-bearing funding sources	1,142,995			1,119,294

Total Liabilities and Shareholders’ Equity	$6,224,293			$5,697,708

Net Interest Income and Net Yield on Interest-Earning Assets		$47,927	3.58%		$40,134	3.36%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the nine months ended September 30:

	Average Balance Sheets and Net Interest Income Analysis
	2008			2007
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$416	$9	2.74%	$568	$29	6.68%
Tax-free investment securities	300,125	10,118	6.93	302,037	10,222	6.96
Taxable investment securities	1,300,267	48,072	4.94	1,289,083	47,499	4.93
Federal funds sold	125	2	2.49	2,128	83	5.23
Loans, net of unearned income (b)(c)	4,011,476	186,966	6.37	3,694,124	190,463	7.10

Total interest-earning assets	5,612,409	245,167	6.07	5,287,940	248,296	6.56

Noninterest-earning assets:
Cash	76,386			82,229
Allowance for credit losses	(43,003)			(43,882)
Other assets	499,632			490,087

Total noninterest-earning assets	533,015			528,434

Total Assets	$6,145,424			$5,816,374

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$602,340	$4,213	0.93%	$594,752	$7,980	1.79%
Savings deposits (d)	1,128,539	13,845	1.64	1,117,308	19,013	2.28
Time deposits	2,043,109	61,414	4.02	2,112,628	71,250	4.51
Short-term borrowings	709,586	12,590	2.37	302,405	9,623	4.25
Long-term debt	521,543	17,163	4.40	570,439	19,206	4.50

Total interest-bearing liabilities	5,005,117	109,225	2.91	4,697,532	127,072	3.62

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	536,837			514,242
Other liabilities	36,201			31,719
Shareholders’ equity	567,269			572,881

Total noninterest-bearing funding sources	1,140,307			1,118,842

Total Liabilities and Shareholders’ Equity	$6,145,424			$5,816,374

Net Interest Income and Net Yield on Interest-Earning Assets		$135,942	3.47%		$121,224	3.35%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense:

	Analysis of Changes in Net Interest Income
	(dollars in thousands)
	Three Months Ended September 30, 2008 Compared with September 30, 2007			Nine Months Ended September 30, 2008 Compared with September 30, 2007
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(6)	$(2)	$(4)	$(20)	$(8)	$(12)
Tax-free investment securities	(248)	(382)	134	(104)	(100)	(4)
Taxable investment securities	664	448	216	573	412	161
Federal funds sold	(57)	(57)	-0-	(81)	(78)	(3)
Loans	(1,452)	8,901	(10,353)	(3,497)	16,853	(20,350)

Total interest income	(1,099)	8,908	(10,007)	(3,129)	17,079	(20,208)

Interest-bearing liabilities:
Interest-bearing demand deposits	(1,480)	113	(1,593)	(3,767)	102	(3,869)
Savings deposits	(2,111)	402	(2,513)	(5,168)	191	(5,359)
Time deposits	(7,126)	(2,120)	(5,006)	(9,836)	(2,345)	(7,491)
Short-term borrowings	2,657	6,178	(3,521)	2,967	12,957	(9,990)
Long-term debt	(832)	(664)	(168)	(2,043)	(1,646)	(397)

Total interest expense	(8,892)	3,909	(12,801)	(17,847)	9,259	(27,106)

Net interest income	$7,793	$4,999	$2,794	$14,718	$7,820	$6,898

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

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

First Commonwealth’s provision for credit losses was $12.5 million for the first nine months of 2008, which exceeded net charge offs by $3.1 million and was $4.8 million higher than the provision for credit losses for the nine month period of 2007. The provision for credit losses for the third quarter of 2008 increased $1.6 million compared to the third quarter of 2007 and increased $1.4 million from the second quarter of this year. The increased provision was primarily due to growth in the commercial loan portfolio as well as the classification of a $5.0 million commercial construction loan as nonaccrual during the second quarter of 2008, which is collateralized with real estate.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Provision for Credit Losses (Continued)

The allowance for credit losses was $45.5 million at September 30, 2008, which represents a ratio of 1.13% of average loans outstanding compared to 1.17% reported at September 30, 2007. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2008.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30:

	2008	2007
	(dollars in thousands)
Balance, beginning of year	$42,396	$42,648
Loans charged off:
Commercial, financial and agricultural	2,509	1,925
Loans to individuals	3,128	2,965
Real estate-construction	68	50
Real estate-commercial	2,785	1,164
Real estate-residential	1,869	2,089
Lease financing receivables	-0-	-0-

Total loans charged off	10,359	8,193

Recoveries of loans previously charged off:
Commercial, financial and agricultural	356	383
Loans to individuals	396	500
Real estate-construction	-0-	-0-
Real estate-commercial	228	95
Real estate-residential	12	87
Lease financing receivables	-0-	-0-

Total recoveries	992	1,065

Net credit losses	9,367	7,128
Provision charged to expense	12,453	7,690

Balance, end of period	$45,482	$43,210

The increase in charge offs in real estate-commercial from $1.2 million as of September 30, 2007 to $2.8 million as of September 30, 2008 was primarily comprised of two loans. Collection of a nonaccrual commercial loan in the first quarter of 2008 resulted in a charge off of $978 thousand; however, the loan was provided for in 2007. Additionally, another large credit was placed in other real estate owned in the first quarter of 2008 and resulted in a charge off of $684 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Non-Interest Income
Net securities (losses) gains	$(7,709)	$16	$(7,659)	$771
Trust income	1,444	1,517	4,514	4,453
Service charges on deposit accounts	4,792	4,609	14,003	13,291
Insurance commissions	1,390	1,064	4,061	2,651
Income from bank owned life insurance	1,435	1,534	4,368	4,544
Card related interchange income	1,950	1,654	5,653	4,773
Letter of credit fees	982	149	1,549	260
Other income	1,990	1,670	6,330	5,297

Total non-interest income	$6,274	$12,213	$32,819	$36,040

Total non-interest income for the three and nine month periods ended September 30, 2008 decreased $5.9 million, or 48.6%, and $3.2 million, or 8.9%, respectively, compared to the same periods in 2007. The primary reason for the decline in non-interest income for both periods relates to net securities (losses) gains. Offsetting the decreases were increases in insurance commissions, service charges on deposit accounts, card related interchange income, letter of credit fees, and interest rate swap fee income that is included in other income.

Net securities (losses) gains for the three and nine month periods ended September 30, 2008 were impacted by other-than-temporary impairment charges of $7.7 million recorded on a trust preferred collateralized debt obligation security and $947 thousand on equity securities issued by two Pennsylvania based financial institutions. The third quarter impairment write-downs were partially offset by gains of $910 thousand on the sale of equity securities. The 2007 net securities gains were primarily due to trust preferred investment securities being called at a premium.

Service charges on deposit accounts increased $183 thousand, or 4.0%, for the third quarter of 2008 and $712 thousand, or 5.4%, for the first nine months of 2008 compared to the corresponding periods of 2007 primarily due to revenue generated from customer overdrafts. Increased fees from service charges on deposit accounts were also generated by the opening of three new branch offices.

Insurance commissions, including retail advisor fees, increased $326 thousand, or 30.6%, during the third quarter of 2008 and $1.4 million, or 53.2%, during the first nine months of 2008 compared to the corresponding periods in 2007. The growth in insurance commissions was the result of higher sales driven by additional producers and an enhanced calling program.

Card related interchange income increased $296 thousand, or 17.9%, for the third quarter and $880 thousand, or 18.4%, for the nine month period ended September 30, 2008 due to growth in usage of debit cards and larger dollar transactions. Part of this increase is offset by higher processing costs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Non-Interest Income (Continued)

Other income increased $320 thousand or 19.2% for the third quarter of 2008 and $1.0 million or 19.5% for the first nine months of 2008 compared to the same periods of 2007 primarily due to interest rate swap fee income and gains on the sale of other real estate owned properties.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$21,091	$18,401	$61,849	$57,273
Net occupancy expense	3,613	3,475	11,248	10,226
Furniture and equipment expense	2,995	3,243	9,131	8,874
Advertising expense	550	475	1,579	1,910
Data processing expense	1,075	942	3,122	2,821
Pennsylvania shares tax expense	1,342	1,439	3,952	4,323
Intangible amortization	802	857	2,465	2,597
Other expenses	7,529	7,648	23,392	23,108

Total non-interest expense	$38,997	$36,480	$116,738	$111,132

Total non-interest expense was $39.0 million for the third quarter of 2008 and $116.7 million for the nine months ended September 30, 2008, reflecting increases of $2.5 million, or 6.9%, and $5.6 million, or 5.0%, over the corresponding periods in 2007. These increases for the nine months ended September 30, 2008 were primarily due to higher salaries and employee benefits, net occupancy expense, and furniture and equipment expense, partially offset by a decrease in advertising expense and Pennsylvania shares tax.

Salaries and employee benefits increased $2.7 million, or 14.6%, for the third quarter of 2008 and $4.6 million, or 8.0%, for the nine months ended September 30, 2008 compared with the same periods in 2007 primarily due to annual merit increases and the rise in incentive compensation related to the growth in loans, insurance sales and net income. Full time equivalent employees were 1,587 at the end of the third quarter of 2008 compared to 1,560 at the end of the third quarter of 2007.

Net occupancy expense increased $138 thousand, or 4.0%, for the third quarter of 2008 and $1.0 million, or 10.0%, for the nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to branch expansion and higher building repairs and maintenance.

Furniture and equipment expense decreased $248 thousand, or 7.6%, for the third quarter of 2008 and increased $257 thousand, or 2.9%, for the nine months ended September 30, 2008 compared to the same periods in 2007 mainly due to technology related expenses.

Advertising expense decreased $331 thousand, or 17.3%, for the first nine months of 2008, compared to the prior year period primarily due to expenses associated with our branding efforts in 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Non-Interest Expense (Continued)

Data processing expense has increased $301 thousand, or 10.7%, for the nine month period comparison due to higher debit card related processing fees related to higher usage and a wider network.

Pennsylvania shares tax expense has decreased for the quarter and nine months comparison due to the allowable deduction of goodwill from the equity calculation.

Income Tax

Income tax expense decreased $225 thousand for the third quarter of 2008 and increased $1.5 million for the first nine months ended September 30, 2008 compared to the corresponding periods in 2007. First Commonwealth’s effective tax rate was 10.0% for the third quarter of 2008 and 13.6% for the first nine months of 2008 compared to 10.0% for the corresponding periods of 2007. Nontaxable income and tax credits had a smaller impact on the effective tax rate for the first nine months ended September 30, 2008 compared to 2007 due to an increase in pretax income of $1.1 million and a decrease in tax-free income and tax credits. Additionally, the effective tax rate for the three months ended September 30, 2008 was lower due to the net securities losses of $7.7 million.

LIQUIDITY

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity and redemption of investment securities are used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have access to external sources of liquidity, including overnight Federal funds, repurchase agreements and overnight or term borrowings from the Federal Home Loan Bank. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets. As indicated in Note 10 “Subsequent Events,” as of October 30, 2008 we entered into an agreement with Keefe, Bruyette &Woods, Inc. for the sale of additional common stock.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY (Continued)

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first nine months of 2008, total deposits decreased $86.1 million while loans increased $486.8 million, which was the primary cause of short-term borrowings increasing $521.2 million. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Interest-bearing demand deposits	$101,955	$96,994
Savings deposits	1,703,804	1,547,117
Time deposits	1,890,928	2,179,905

Total interest-bearing deposits	$3,696,687	$3,824,016

As of September 30, 2008, noninterest-bearing deposits increased by $41.2 million and interest-bearing deposits decreased $127.3 million compared to December 31, 2007. The $156.7 million increase in savings deposits and $5.0 million increase in interest-bearing demand deposits for the first nine months of 2008 was more than offset by the $289.0 million decrease in time deposits.

The following table shows a breakdown of loans by classification as of the periods presented:

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,148,666	$1,115,536	$1,052,971	$926,904	$901,679
Real estate-construction	338,303	307,278	241,114	207,708	143,680
Real estate-residential	1,227,225	1,235,334	1,230,928	1,237,986	1,268,313
Real estate-commercial	978,287	988,186	909,613	861,077	865,389
Loans to individuals	492,119	467,089	458,557	464,082	480,926
Leases, net of unearned income	-0-	-0-	-0-	62	136

Gross loans and leases	$4,184,600	$4,113,423	$3,893,183	$3,697,819	$3,660,123

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.64 at September 30, 2008 and December 31, 2007. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

MARKET RISK (Continued)

Following is the gap analysis as of September 30, 2008 and December 31, 2007:

	September 30, 2008
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,811,746	$226,409	$369,100	$2,407,255	$1,589,797	$187,548
Investments	165,850	70,309	164,746	400,905	613,298	446,881
Other interest-earning assets	267	-0-	-0-	267	-0-	-0-

Total interest-sensitive assets (ISA)	1,977,863	296,718	533,846	2,808,427	2,203,095	634,429

Certificates of deposit	481,431	305,942	633,354	1,420,727	455,083	15,021
Other deposits	1,805,856	-0-	-0-	1,805,856	-0-	-0-
Borrowings	940,530	51,791	167,781	1,160,102	156,855	46,379

Total interest-sensitive liabilities (ISL)	3,227,817	357,733	801,135	4,386,685	611,938	61,400

Gap	$(1,249,954)	$(61,015)	$(267,289)	$(1,578,258)	$1,591,157	$573,029

ISA/ISL	0.61	0.83	0.67	0.64	3.60	10.33
Gap/Total assets	20.15%	0.98%	4.31%	25.44%	25.65%	9.24%

	December 31, 2007
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,389,601	$181,132	$371,834	$1,942,567	$1,540,670	$214,582
Investments	210,972	129,592	168,023	508,587	798,857	338,382
Other interest-earning assets	1,719	-0-	-0-	1,719	-0-	-0-

Total interest-sensitive assets (ISA)	1,602,292	310,724	539,857	2,452,873	2,339,527	552,964

Certificates of deposit	660,483	538,584	484,661	1,683,728	477,219	18,854
Other deposits	1,644,215	-0-	-0-	1,644,215	-0-	-0-
Borrowings	437,500	26,665	40,169	504,334	349,759	41,083

Total interest-sensitive liabilities (ISL)	2,742,198	565,249	524,830	3,832,277	826,978	59,937

Gap	$(1,139,906)	$(254,525)	$15,027	$(1,379,404)	$1,512,549	$493,027

ISA/ISL	0.58	0.55	1.03	0.64	2.83	9.23
Gap/Total assets	19.37%	4.33%	0.26%	23.44%	25.71%	8.38%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

MARKET RISK (Continued)

The following table presents an analysis of the potential sensitivity of our annual net interest income to immediate and parallel changes (shocks) in market rates versus if rates remained unchanged, based on September 30, 2008 information (dollars in thousands):

	+ 200	+ 100	- 100	- 200
Net interest income change (12 months):	($479)	($605)	($257)	($3,040)

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

FAIR VALUES OF ASSETS AND LIABILITIES

In accordance with Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements,” fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. If quoted market prices were not available, the valuation for investments utilized pricing models that varied based on asset class and included available trade, bid and other market information. Securities priced using this information were classified as Level 2. If the securities could not be priced using quoted market prices, observable market activity or comparable trades, the financial market was considered not active and the assets were classified as Level 3. Additional information on Level 3 valuations is discussed in Note 7 “Fair Values of Assets and Liabilities.”

Pooled trust preferred collateralized debt obligations are measured by evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage tests and events of default/liquidation.

The discount rate used in the analysis combines an evaluation of current and observable market yields for comparable structured credit products with an evaluation of the risks associated with the underlying cash flows. The specific risks identified in a given collateralized debt obligation’s cash flows are then evaluated and an adjustment is made to the credit spreads derived from market sources on the basis of this evaluation.

In order to test the model’s performance assumptions and default probabilities, our internal credit analysis area completes independent financial reviews for a sample of the collateral. A function independent of the area initiating the risk position is an integral part of the review and approval of the valuation adjustments.

The security prices obtained were not adjusted, and were non-binding quotes. Fair values used for investment securities are validated through periodic reviews of changes in total portfolio value, as well as key portfolio groups, compared to movements in interest rates, credit risks as well as underlying financial markets.

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

Most of First Commonwealth’s business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of September 30, 2008 there were no significant concentrations of credit by industry and property type.

Real estate – construction loans have increased $131 million, or 62.9%, since December 31, 2007. The majority of the construction properties are located within Pennsylvania. Management reviews the draws on the lines, which are also reviewed by an independent engineer, and monitors the status of the projects weekly.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CREDIT RISK (Continued)

The following table identifies amounts of loan losses and nonperforming loans:

	September 30,
	2008	2007
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$49,692	$50,161
Troubled debt restructured loans	136	150

Total nonperforming loans	$49,828	$50,311

Loans past due in excess of 90 days and still accruing	$13,719	$13,677

Other real estate owned	$3,718	$1,803

Loans outstanding at end of period	$4,184,600	$3,660,123

Average loans outstanding	$4,011,476	$3,694,124

Nonperforming loans as a percentage of total loans	1.19%	1.37%

Provision for credit losses	$12,453	$7,690

Allowance for credit losses	$45,482	$43,210

Net credit losses	$9,367	$7,128

Net credit losses as a percentage of average loans outstanding (annualized)	0.31%	0.26%

Provision for credit losses as a percentage of net credit losses	132.95%	107.88%

Allowance for credit losses as a percentage of average loans outstanding	1.13%	1.17%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.09%	1.18%

Allowance for credit losses as a percentage of nonperforming loans	91.28%	85.89%

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses at September 30, 2008 and September 30, 2007:

	2008	2007
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$49,828	$50,311
Average balance of impaired loans for the period	$50,516	$25,720
Allowance for credit losses related to impaired loans	$13,328	$12,138
Impaired loans with an allocation of the allowance for credit losses	$41,912	$41,087
Impaired loans with no allocation of the allowance for credit losses	$7,916	$9,224
Income recorded on impaired loans on a cash basis	$391	$321

Nonaccrual loans decreased $469 thousand to $49.7 million at September 30, 2008 compared to $50.2 million at September 30, 2007. Nonaccrual loans also decreased $1.2 million from the second quarter of 2008. The decrease was primarily due to the settlement of the Equipment Finance, LLC (“EFI”) loan portfolio in the third quarter. Included in nonaccrual loans is a $31.2 million commercial credit relationship that has been monitored since the second quarter of 2006 and was placed on nonaccrual during the second quarter of 2007. This credit is collateralized by real estate and equipment and a reserve has been allocated, primarily during 2006, to cover the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (Continued)

CREDIT RISK (Continued)

expected losses. The payment of principal and interest on this credit has been deferred pursuant to a loan forbearance agreement that was extended to December 31, 2008. Management continues to monitor the borrower closely and is presently evaluating options with respect to the collection or resolution of this credit.

Loans past due in excess of 90 days and still accruing at September 30, 2008 were flat compared to September 30, 2007 and decreased $491 thousand from June 30, 2008.

Other real estate owned increased $1.9 million to $3.7 million compared to September 30, 2007, and increased $447 thousand compared to June 30, 2008. The large commercial credit previously disclosed as being placed in other real estate owned during the first quarter of 2008 was sold during the third quarter. The decrease from the sale was offset by a large commercial credit placed in other real estate owned in the third quarter, which was the primary reason for the $1.9 million increase from September 30, 2007 and the $447 thousand increase from June 30, 2008.

CAPITAL RESOURCES

At September 30, 2008, shareholders’ equity was $531.8 million, a decrease of $37.0 million from December 31, 2007. The decrease was primarily due to unrealized holding losses on securities. A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable equity to assets ratio.

While First Commonwealth has no direct sub prime lending exposure, major financial institutions that do have such exposure have incurred significant losses. As a result, the supply of capital needed by these large institutions has outpaced the demand by investors, and regional financial institutions such as First Commonwealth may experience difficulty accessing the capital markets. First Commonwealth and its banking subsidiary are “well capitalized;” however, we may seek to raise additional capital in the future to fund growth in interest-earning assets or to expand our market area or product offerings through acquisitions or de novo expansion.

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

The table below presents First Commonwealth’s capital position at September 30, 2008:

	Actual		Regulatory Minimum
	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$545,573	11.0%	$397,199	8.0%
First Commonwealth Bank	$514,764	10.5%	$393,445	8.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$500,091	10.1%	$198,599	4.0%
First Commonwealth Bank	$469,282	9.5%	$196,722	4.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$500,091	8.3%	$242,134	4.0%
First Commonwealth Bank	$469,282	7.8%	$240,101	4.0%

For an institution to qualify as well capitalized under regulatory guidelines, Tier I, Total and Leverage Capital ratios must be at least 6.0%, 10.0%, and 5.0%, respectively. At September 30, 2008, First Commonwealth’s banking subsidiary exceeded those requirements.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: October 31, 2008	/s/ John J. Dolan
John J. Dolan
President and Chief Executive Officer

DATED: October 31, 2008	/s/ Edward J. Lipkus, III
Edward J. Lipkus, III
Executive Vice President and Chief Financial Officer