Form 10-K
period 2008-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2009-02-26
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2008) was approximately $646,516,649.

The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 23, 2009, was 85,055,220.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009 are incorporated by reference into Part III.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-K

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements regarding our strategy, evaluations of our asset quality, future interest rate trends and liquidity, prospects for growth in assets and prospects for future operating results. Forward-looking statements can generally be identified by the use of words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Forward-looking statements are based on assumptions of management and are only expectations of future results. You should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements as a result of, among others, the risk factors described in Item 1A of this report. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.	Business

Overview

First Commonwealth Financial Corporation (“First Commonwealth” or “we”) is a registered bank holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank. We also provide trust and wealth management services through First Commonwealth Financial Advisors, Inc. and insurance products through First Commonwealth Insurance Agency, Inc. At December 31, 2008, we had total assets of $6.4 billion, total loans of $4.4 billion, total deposits of $4.3 billion and shareholders’ equity of $652.8 million. Our principal executive office is located at 22 North Sixth Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.

First Commonwealth Bank (“FCB” or the “Bank”) is a Pennsylvania bank and trust company and is the seventh largest commercial bank headquartered in Pennsylvania. At December 31, 2008, the Bank operated 114 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania. The largest concentration of our branch offices are located within the greater Pittsburgh metropolitan area in Allegheny, Butler and Washington counties, while our remaining offices are located in smaller cities, such as Altoona, Greensburg, Johnstown, and Washington, Pennsylvania, and in towns and villages throughout predominantly rural counties. The Bank also operates a network of 124 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the STAR and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is also a member of the 29-bank “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 600 ATMs in over 50 counties in Pennsylvania, Maryland, New York and Ohio.

Historical and Recent Developments

First Commonwealth Bank began in 1934 as First National Bank of Indiana with initial capitalization of $255 thousand. First National Bank of Indiana changed its name to National Bank of the Commonwealth in 1971 and became a subsidiary of First Commonwealth Financial Corporation in 1983.

Since the formation of the holding company in 1983, we have grown steadily through the acquisition of smaller banks and thrifts in our market area, including Deposit Bank in 1984, Dale National Bank and First National Bank of Leechburg in 1985, Citizens National Bank of Windber in 1986, Peoples Bank and Trust Company in 1990, Central Bank in 1992, Peoples Bank of Western Pennsylvania in 1993, Unitas National Bank and Reliable Savings Bank in 1994. In 1995, we merged all of our banking subsidiaries (other than Reliable Savings Bank) into Deposit Bank and renamed the resulting institution “First Commonwealth Bank.” We then merged Reliable Savings Bank into First Commonwealth Bank in 1997. We acquired Southwest Bank in 1998 and merged it into First Commonwealth Bank in 2002.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Historical and Recent Developments (Continued)

In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened twelve de novo branches since 2005, all of which are in the greater Pittsburgh area, and we are evaluating other sites for possible future branch locations. This emphasis on organic growth has been underscored by our most recent efforts to capitalize on the weakened state of our largest competitors, and it has provided us with new opportunities to expand our customer base and strategically augment our employee base.

The following are highlights of recent actions that we have taken to enhance our strategic position:

Management Restructuring. In March 2007, we promoted John J. Dolan to serve as the President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank. Prior to his promotion, Mr. Dolan served as our Chief Financial Officer since 1987 and previously served in various capacities since he joined First Commonwealth in 1980. In November 2007, we hired T. Michael Price to serve as President of First Commonwealth Bank. Prior to joining our organization, Mr. Price served as Chief Executive Officer for National City Bank in the Cincinnati and northern Kentucky market. In March 2007, we promoted Edward J. Lipkus, III to serve as the Chief Financial Officer of First Commonwealth Financial Corporation and of First Commonwealth Bank. Initially hired into our organization in August 2006, Mr. Lipkus previously served as the First Vice President, Controller and Principal Accounting Officer for Valley National Bancorp. In addition, we have filled numerous other management positions with new hires since the beginning of 2007. In doing so, we have added leadership and experience to our commercial lending, retail banking, small business and wealth management operations, and to certain critical support functions.

Implementing Best Practices. We have focused on improving accountability across our lines of business by establishing clear goals for our sales force and managing those goals with weekly sales calls and incentive programs that are closely aligned with our strategic and operating objectives. We have also introduced coordinated marketing blitzes in order to improve our market awareness and management branch visits in order to reinforce our community banking culture. We continue to build brand awareness in our markets through targeted advertising, sponsorships and a focus on community involvement. We have also strengthened our commercial lending group with the hiring of several new commercial lenders, the development of a corporate finance lending unit and a greater emphasis on relationship lending, all of which have contributed to improved loan production volume.

Leveraging Opportunities for Organic Growth. We believe that our size enables us to offer products and services that are competitive with those offered by large regional banks, while our community banking heritage allows us to deliver personalized service that appeals to consumers and small-and medium-sized businesses throughout our market areas. We believe that this advantage has become more pronounced due to the ongoing disruptions in the credit and capital markets and recent industry consolidation within our market area. As large competitors have focused on capital preservation and the resolution of problem credits in the wake of a deepening national economic and credit crisis, we have been able to grow our market share among both businesses and consumers.

Competition

The banking and financial services industry is extremely competitive in our market area. We face vigorous competition for customers, loans and deposits from many companies, including:

•	commercial banks;

•	savings and loan associations;

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Competition (Continued)

•	finance companies;

•	credit unions;

•	trust companies;

•	mortgage companies;

•	money market mutual funds;

•	insurance companies; and

•	brokerage and investment firms.

Many of these competitors are significantly larger than us, have greater resources, lending limits and larger branch systems and offer a wider array of financial services than us. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of regulation than that imposed on us.

Employees

At December 31, 2008, First Commonwealth and its subsidiaries employed 1,473 full-time employees and 220 part-time employees.

Supervision and Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to First Commonwealth and its subsidiaries. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance fund and not for the protection of security holders. The rules governing the regulation of financial institutions and their holding companies are very detailed and technical. Accordingly, the following discussion is general in nature and is not intended to be complete or to describe all the laws and regulations that apply to First Commonwealth and its subsidiaries. A change in applicable statutes, regulations or regulatory policy may have a material adverse effect on our business, financial condition or results of operations.

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

Bank Regulations

FCB is a state bank chartered under the Pennsylvania Banking Code and is not a member of the Federal Reserve System. As such, FCB is subject to the supervision of, and is regularly examined by, both the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and is required to furnish quarterly reports to both agencies. The approval of the Pennsylvania Department of Banking and FDIC is also required for FCB to establish additional branch offices or merge with or acquire another banking institution. Under current Pennsylvania law, banking institutions, such as FCB, may establish branches within any county in Pennsylvania, subject to prior regulatory approval.

Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking. FCB has not reduced its surplus through the payment of dividends. The FDIC also prohibits the declaration or payout of dividends at a time when FCB is in default in payment of any assessment due the FDIC. In addition, the FRB recently issued supervisory guidance regarding the payment of dividends by bank holding companies which states, among other things, that a company must consult with the FRB in advance of paying a dividend that exceeds earnings for the quarter for which the dividend is paid or that could result in a material adverse change to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Bank Regulations (Continued)

the company’s capital structure. The guidance also states that a company should, as a general matter, eliminate, defer or severely limit its dividend if (1) the company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividend; (2) the company’s prospective rate of earnings retention is not consistent with the company’s capital needs and current and prospective financial condition; or (3) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Community Reinvestment. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examination, the Bank received a “satisfactory” rating.

Consumer Laws. The operations of FCB are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. In 2008, the FDIC instituted the Temporary Liquidity Guarantee Program, which, among other things, provides unlimited deposit insurance for funds deposited into non interest-bearing transaction accounts through December 31, 2009.

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

Supervision and Regulation (Continued)

Capital Regulations (Continued)

Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2008, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 29 of Notes to Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

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

The federal government greatly expanded the resources available to influence monetary policy during 2008 in response to significant disruptions in credit and capital markets and the greatly weakened financial condition of many large companies in the financial services industry. The Federal Reserve Board implemented new lending programs to improve liquidity at financial institutions and other market participants, which include auctions of short-term secured borrowings, the expansion of eligible collateral for certain lending programs and the extension of borrowings to investment banks and other non-bank financial services companies. The Federal Deposit Insurance Corporation instituted the Temporary Liquidity Guarantee Program to strengthen liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount, through December 31, 2009. Finally, the United States Treasury implemented the Capital Purchase Program under the Troubled-Asset Relief Program, or TARP, in which the Treasury injected capital into participating banks and bank holding companies through the purchase of senior preferred stock to encourage lending. First Commonwealth participates in various lending programs by the Federal Reserve Board, and also participates in the Temporary Liquidity Guarantee Program. First Commonwealth declined to participate in the TARP Capital Purchase Program.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

National Monetary Policy (Continued)

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings and growth cannot be predicted.

Availability of Financial Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Our Securities and Exchange Commission filings are also available to the public on the Securities and Exchange Commission’s website at www.sec.gov and on our website at www.fcbanking.com.

We also make available on our website, and in print to any shareholder who requests them, our Corporate Governance Guidelines, the charters for our Audit, Executive Compensation and Governance Committees, and the Code of Conduct and Ethics that applies to all of our directors, officers and employees.

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

As a financial services company, we are subject to a number of risks, many of which are outside of our control. These risks include, but are not limited to:

Increases to the allowance for credit losses may cause our earnings to decrease.

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. This may result in significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the future performance of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for credit losses, we rely on loan quality reviews, past experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or charge off all or a portion of non-performing loans. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and/or financial condition.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

As of December 31, 2008, we had single issuer trust preferred securities and trust preferred collateralized debt obligations with an aggregate book value of $121.7 million and an unrealized loss of approximately $48.0 million and equity securities with an aggregate book value of $65.1 million and an unrealized loss of approximately $519 thousand. As a result of recent adverse economic banking conditions, we incurred other-than-temporary impairment charges in our securities portfolio of approximately $13.0 million during 2008. We may be required to record additional impairment charges on other investment securities if they suffer a decline in value that is considered other-than-temporary. If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of First Commonwealth Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

Weakening economic conditions may have a negative impact on our results of operations and financial condition.

During 2008, the global financial markets were in turmoil, and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. Weak economic conditions, including high and increasing levels of unemployment, reduced consumer spending and declining equity and real estate values could limit the demand for loans by creditworthy consumers and businesses, reduce the supply of low-cost deposits, impair the ability of our borrowers to repay their loans and reduce the value of collateral supporting those loans. Declines in equity valuations also reduce fees generated by our trust and other wealth management operations, which will negatively impact our non-interest income. Our financial condition and results of operations could be materially impacted if these conditions were to persist.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

Legislative and regulatory actions in reaction to the ongoing downturn in the financial services industry and disruptions in U.S. and global credit markets may adversely impact our results of operations.

Negative developments in the credit and capital markets and a significant decline in real estate values since 2007 have created significant volatility in the financial markets and have greatly weakened the financial condition of companies in the financial services industry. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices, liquidity standards and capital adequacy, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the more frequent issuance of formal enforcement orders and the institution of capital restoration plans. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans and the levels of capital that we are required to maintain, which could adversely impact our financial performance.

Our commercial loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

Our commercial loans involve higher principal amounts than other loans, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Repayment of commercial real estate loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service and the successful operation and management of the properties. As a result, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the property is reduced, the borrower’s ability to repay the loan and the value of the security for the loan may be impaired.

Repayment of our commercial business loans is often dependent on the cash flow of the borrower, which may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our ability to pay dividends depends primarily on our receipt of dividends from First Commonwealth Bank, which in turn is limited by regulatory restrictions and its operating cash flow needs.

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

Our dividend payout ratio, which is calculated by dividing our dividends paid per share by our earnings per share, was 117.2% based on our dividends and reported earnings for 2008. A dividend payout ratio over 100% reduces our capital and is not sustainable over the long term. In the event that our earnings decline or fail to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

improve in accordance with our business plan, our board of directors may make a decision to cease paying a dividend or reduce the quarterly dividend paid to our shareholders. In addition, recent regulatory guidance by the Federal Reserve Board may prohibit the payment of dividends at our current rate unless our earnings exceed our dividend payment and our capital needs and risk exposures support the continued payment of the dividend. See “Supervision and Regulation – Bank Regulations – Restrictions on Dividends” on page 7 for a description of this guidance. The elimination or reduction of our dividend could have a material adverse effect on the market price of our common stock.

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

Our expanding branch network may negatively affect our financial performance.

We continue to expand our branch network by both acquiring financial institutions and establishing de novo branches. At December 31, 2008, we operated 114 branches, including two new locations that were opened in 2007 and three new locations that were opened in 2008 as part of our de novo expansion. The profitability of our expansion strategy will depend on whether the income we generate in the new markets will offset the increased expenses of operating a larger entity with increased personnel, more branch locations and additional product offerings. We expect that it may take a period of time before certain of our new branches can become profitable, especially in areas in which we do not have an established physical presence. During this period, operating these new branches may negatively impact net income. Additionally, in connection with our expansion, we will need to increase our operational and financial procedures, systems and controls. If we have difficulty in doing so, it could harm our business, results of operations and financial condition.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources at the holding company. At December 31, 2008, we had approximately $975.9 million of Federal Home Loan Bank advances outstanding. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Furthermore, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability.

We face substantial competition in originating loans and attracting deposits. This competition comes principally from other banks, savings institutions, mortgage banking companies, and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, better brand recognition, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. These competitors may offer more favorable pricing through lower interest rates on loans or higher interest rates on deposits, which could force us to match competitive rates and thereby reduce our net interest income.

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

Provisions of our articles of incorporation, bylaws and Pennsylvania law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party.

Provisions in our articles of incorporation and bylaws, the corporate law of the Commonwealth of Pennsylvania, and state and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include, among other things, advance notice requirements for proposing matters that shareholders may act on at shareholder meetings. In addition, under Pennsylvania law, we are prohibited from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	Properties

Our principal office is located in the old Indiana County courthouse complex, consisting of the former courthouse building and the former sheriff’s residence and jail building for Indiana County. This certified Pennsylvania and national historic landmark was built in 1870 and restored by us in the early 1970s. We lease the complex from Indiana County pursuant to a lease agreement that was originally signed in 1973 and has a current term that expires in 2048.

The majority of our administrative personnel are also located in two owned buildings and one leased premise in Indiana, Pennsylvania, each of which is in close proximity to our principal office.

First Commonwealth Bank has 114 banking offices of which 26 are leased and 88 are owned. We also lease three loan production offices.

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

There were no matters submitted to a vote of our security holders in the fourth quarter of 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

First Commonwealth is listed on the NYSE under the symbol “FCF.” As of February 11, 2009, there were approximately 9,038 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2008
First Quarter	$12.65	$9.00	$0.17
Second Quarter	$12.90	$9.12	$0.17
Third Quarter	$16.18	$8.00	$0.17
Fourth Quarter	$15.00	$8.70	$0.17

Period	High Sale	Low Sale	Cash Dividends Per Share
2007
First Quarter	$13.66	$11.45	$0.17
Second Quarter	$12.57	$10.76	$0.17
Third Quarter	$12.39	$8.90	$0.17
Fourth Quarter	$12.18	$9.78	$0.17

Federal and State Regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 29 (Regulatory Restrictions and Capital Adequacy).” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust I, II, and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities which provide the cash flow for the payments on the capital securities.

First Commonwealth did not repurchase shares during the fourth quarter of 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2003, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Commonwealth Financial Corporation	100.00	112.96	99.70	108.94	91.71	113.08
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
KBW Regional Banking Index*	100.00	119.88	121.99	132.44	103.34	84.16

*	The KBW Regional Banking Index is the property of Keefe, Bruyette & Woods, Inc. (KBW). KBW does not guarantee the accuracy or completeness of the Index, makes no express or implied warranties with respect to the Index and shall have no liability for any damages, claims, losses or expenses caused by errors in the Index calculation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.	Selected Financial Data

The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except share data)
Interest income	$327,596	$331,095	$333,070	$312,068	$278,025
Interest expense	138,998	169,713	166,107	138,618	110,690

Net interest income	188,598	161,382	166,963	173,450	167,335
Provision for credit losses	23,095	10,042	11,544	8,628	8,070

Net interest income after provision for credit losses	165,503	151,340	155,419	164,822	159,265
Net securities (losses) gains	(11,494)	1,174	697	(7,673)	4,077
Gain on sale of branches	-0-	-0-	-0-	11,832	-0-
Gain on sale of merchant services business	-0-	-0-	-0-	1,991	-0-
Other income	54,325	47,696	43,550	44,075	43,572
Restructuring charges	-0-	-0-	-0-	5,437	-0-
Merger and related charges	-0-	-0-	-0-	-0-	2,125
(Gain) loss on extinguishment of debt	-0-	-0-	(410)	-0-	29,495
Other expenses	158,615	148,007	138,093	138,517	132,935

Income before taxes	49,719	52,203	61,983	71,093	42,359
Applicable income taxes	6,632	5,953	9,029	13,257	3,707

Net income	$43,087	$46,250	$52,954	$57,836	$38,652

Per Share Data
Net income	$0.580	$0.640	$0.750	$0.830	$0.590
Dividends declared	$0.680	$0.680	$0.680	$0.665	$0.645
Average shares outstanding	74,477,795	72,816,208	70,766,348	69,276,141	65,887,611

Per Share Data Assuming Dilution
Net income	$0.580	$0.630	$0.740	$0.830	$0.580
Dividends declared	$0.680	$0.680	$0.680	$0.665	$0.645
Average shares outstanding	74,583,236	72,973,259	71,133,562	69,835,285	66,487,516

At End of Period
Total assets	$6,425,880	$5,883,618	$6,043,916	$6,026,320	$6,198,478
Investment securities	1,452,191	1,645,714	1,723,191	1,939,743	2,240,477
Loans and leases, net of unearned income	4,418,377	3,697,819	3,783,817	3,624,259	3,514,833
Allowance for credit losses	52,759	42,396	42,648	39,492	41,063
Deposits	4,280,343	4,347,219	4,326,440	3,996,552	3,844,475
Short-term borrowings	1,152,700	354,201	500,014	665,665	946,474
Subordinated debentures	105,750	105,750	108,250	108,250	108,250
Other long-term debt	170,530	442,196	485,170	691,494	731,324
Shareholders’ equity	652,779	568,788	571,361	521,045	531,978

Key Ratios
Return on average assets	0.70%	0.80%	0.89%	0.94%	0.66%
Return on average equity	7.45%	8.08%	9.76%	10.89%	7.82%
Net loans to deposits ratio	101.99%	84.09%	86.47%	89.70%	90.36%
Dividend payout ratio	117.24%	106.25%	90.67%	80.12%	109.32%
Average equity to average assets ratio	9.35%	9.87%	9.08%	8.60%	8.47%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis concerns the financial condition and the results of operations of First Commonwealth Financial Corporation (“First Commonwealth” or “we”) and its subsidiaries, First Commonwealth Bank (“FCB”), First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2008, 2007 and 2006. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a clear understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview

First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCFA and insurance products through FCIA. At December 31, 2008, the Bank operated 114 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania.

Our consumer services include Internet and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, health savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, club accounts, secured and unsecured installment loans, construction and mortgage loans, safe deposit facilities, credit lines with overdraft checking protection, IRA accounts and student loans. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds, stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in central and western Pennsylvania.

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

Critical Accounting Policies and Significant Estimates (Continued)

results and financial position for the period presented or in future periods. We consider our accounting policies concerning the fair value of financial instruments, allowance for credit losses and goodwill and other intangible assets to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates made by management.

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements,” establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.

In accordance with SFAS 157, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 securities include equity holdings comprised of bank stocks.

•

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 securities include U.S. Government securities, municipals, Federal Home Loan Bank (“FHLB”) stock, interest rate derivatives that include interest rate swaps and risk participation agreements, and impaired loans.

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are primarily trust preferred collateralized debt obligations. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the banking industry.

The fair value for pooled trust preferred collateralized debt obligations is measured by evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the valuation include consideration of the terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage provided by the structure and the probability of events of default and liquidation.

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

Critical Accounting Policies and Significant Estimates (Continued)

Fair Values of Financial Instruments (Continued)

Fair values for single issue trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. These valuations are classified as Level 3 due to the inactivity in the markets.

Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

In addition to valuation, on a quarterly basis we assess whether there are any declines in value below the carrying value of our assets that should be considered other than temporary. Methodologies and estimates used by management are discussed in detail in management’s discussion and analysis of financial condition and results of operations and in Note 10 “Impairment of Investment Securities” and Note 21 “Fair Values of Financial Instruments” of Notes to Financial Statements.

Allowance for Credit Losses

We account for the credit risk associated with our lending activities through the allowance and provision for credit losses. The allowance represents management’s best estimate of probable losses that are inherent in our existing loan portfolio as of the balance sheet date. The provision is a periodic charge to earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. Management determines and reviews with the Board of Directors the adequacy of the allowance on a quarterly basis in accordance with the methodology described below.

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

Critical Accounting Policies and Significant Estimates (Continued)

Allowance for Credit Losses (Continued)

•

We then review the results to determine the appropriate balance of the allowance for credit losses. This review includes consideration of additional factors, such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile in the portfolio, trends in delinquencies and nonaccrual loans, local and national economic information and industry data, including trends in the industries we believe are higher risk.

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

As of December 31, 2008, goodwill and other intangible assets were not considered impaired; however, changing economic conditions could result in impairment, which could adversely affect earnings in future periods.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements adopted by First Commonwealth in 2008 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted, refer to Note 2 of the accompanying Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007

Summary of 2008 Results

The year 2008 was extremely challenging for the banking industry and First Commonwealth. However our operating results were solid despite the challenging conditions in the credit and capital markets. We experienced loan growth and we remain a well-capitalized institution with significant liquidity.

First Commonwealth experienced the following developments during 2008:

•	We raised $115 million of common equity through a public stock offering.

•	We elected not to participate in the Capital Purchase Program which is part of the federal government’s Troubled Asset Relief Program.

•	Total loans increased $720.6 million, or 19.5%.

•	Net interest income increased $27.2 million, or 16.9%, and net interest margin increased 23 basis points.

•	Impairment charges of $9.2 million, after tax, were recorded relating to bank equity securities, trust preferred collateralized debt obligations, and low income housing partnerships.

•	We opened three new community banking offices.

The banking industry continued to see losses related to the sub-prime loans and investment write-downs. First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan or collateralized debt marketplace and therefore does not have any direct exposure to risks associated with these activities. All mortgage backed securities in First Commonwealth’s investment portfolio are AAA rated and backed by U.S. Government agencies and U.S. Government sponsored-enterprises.

Net income was $43.1 million or $0.58 per diluted share compared to $46.3 million or $0.63 per diluted share in 2007. The return on average equity and average assets was 7.45% and 0.70%, respectively, compared to 8.08% and 0.80% for the prior year period.

Earnings for 2008 were favorably impacted by a $27.2 million increase in net interest income; a $577 thousand increase in service charges on deposit accounts; a $1.0 million increase in card related interchange income; a $1.7 million increase in letter of credit fees; a $2.2 million increase in fees from interest rate derivatives; and a $564 thousand decrease in advertising. Earnings for 2008 were negatively impacted by a $13.1 million increase in the provision for credit losses; net securities losses of $11.5 million; a $7.4 million increase in salaries and employee benefits; a $1.3 million increase in net occupancy expense; and a $2.5 million increase in other expenses. The provision for income taxes increased $679 thousand due to decreases in tax free income and tax credits.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Summary of 2008 Results (Continued)

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for 2008 compared to 2007:

	2008 vs. 2007	2007 vs. 2006
Net income per diluted share, prior year	$0.63	$0.74
Increase (decrease) from changes in:
Net interest income	0.32	(0.14)
Provision for credit losses	(0.17)	0.02
Security transactions (a)	(0.17)	0.01
Insurance commissions	0.02	0.00
Income from bank owned life insurance	(0.01)	0.00
Card related interchange income	0.01	0.00
Letter of credit fees	0.02	0.00
Fees from interest rate derivatives	0.03	0.00
Other operating income	0.00	0.04
Salaries and employee benefits	(0.08)	(0.02)
Occupancy and equipment costs	(0.01)	(0.02)
Advertising expense	0.01	(0.01)
Pennsylvania shares tax expense	0.01	0.00
Intangible amortization	0.01	(0.01)
Low income housing partnership impairment	(0.02)	0.00
Other professional fees and services	(0.01)	0.00
Extinguishment of debt	0.00	(0.01)
Other operating expenses	0.00	(0.02)
Provision for income taxes	(0.01)	0.05

Net income per diluted share	$0.58	$0.63

(a)	Includes $13 million for other-than-temporary impairment charges. Reference Note 10 “Impairment of Investment Securities.”

Net Interest Income

Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal income tax rate of 35%. The tax equivalent adjustment to net interest income for 2008 was $13.1 million compared to $14.7 million in 2007.

Net interest income for 2008 was $27.2 million, or 16.9% higher than 2007, primarily due to the $30.7 million decline in interest expense, resulting from an 86 basis point, or 0.86%, decrease in the cost of interest-bearing

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Net Interest Income (Continued)

liabilities. Interest income decreased $3.5 million as the yield on interest-earning assets declined 52 basis points, or 0.52%, which was partially offset by the $368.9 million increase in average interest-earning assets.

Net interest margin, on a tax-equivalent basis, for the year 2008 increased 23 basis points, or 0.23%, to 3.57% from 3.34% in 2007, as the affect of both increased loan volume and declines in the cost of interest-bearing liabilities exceeded the decreases in yields on interest-earning assets. First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion.

Interest and fees on loans decreased $2.4 million primarily due to a 78 basis point, or 0.78%, decline in the yield on loans from 7.09% to 6.31% which was partially offset by the $397.5 million, or 10.8%, growth in average loans.

Interest income on investment securities remained stable from 2007 as the $25.3 million decline in the average investment securities offset the slight increase in investment yields.

Interest on deposits decreased $31.3 million due to declines in both rates paid and balances. The cost of interest-bearing deposits decreased 76 basis points, or 0.76%, as a result of the lower interest rate environment and deposit mix changes. Average interest-bearing deposits decreased $72.5 million, or 1.9%, as time deposits declined $139.3 million and interest-bearing demand deposits and savings deposits increased $66.8 million. Management continued its strategy of supplementing deposit growth with wholesale borrowings due to the significant favorable spread between wholesale borrowing costs and rates paid on time deposits.

Interest expense on short-term borrowings increased $3.4 million, or 29.6%, primarily as a result of the $490.7 million growth in average balances, offset by a 217 basis point, or 2.17%, decline in rates paid for these borrowings. Interest expense on long-term debt declined $2.8 million as the $76.4 million decrease in average balances offset the 13 basis point, or 0.13%, increase in rate.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Net Interest Income (Continued)

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for each of the three years for the period ended December 31:

Average Balance Sheets and Net Interest Analysis

(dollars in thousands)

	2008			2007			2006
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$447	$10	2.34%	$639	$37	5.82%	$1,878	$99	5.27%
Tax-free investment securities	290,595	13,143	6.96	304,842	13,732	6.93	281,823	12,876	7.03
Taxable investment securities	1,267,446	62,895	4.96	1,278,469	63,218	4.94	1,487,267	71,215	4.79
Federal funds sold	94	2	2.49	3,204	157	4.89	2,854	142	4.99
Loans, net of unearned income (b)(c)(d)	4,084,506	251,546	6.31	3,687,037	253,951	7.09	3,707,233	248,738	6.92

Total interest-earning assets	5,643,088	327,596	6.04	5,274,191	331,095	6.56	5,481,055	333,070	6.34

Noninterest-earning assets:
Cash	77,208			80,453			79,509
Allowance for credit losses	(43,669)			(43,811)			(40,510)
Other assets	505,790			489,502			452,915

Total noninterest-earning assets	539,329			526,144			491,914

Total Assets	$6,182,417			$5,800,335			$5,972,969

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$603,256	$5,302	0.88%	$595,055	$10,538	1.77%	$584,717	$10,251	1.75%
Savings deposits (e)	1,163,383	18,860	1.62	1,104,789	25,008	2.26	1,138,579	21,496	1.89
Time deposits	1,999,016	77,355	3.87	2,138,296	97,224	4.55	1,889,731	76,707	4.06
Short-term borrowings	769,770	14,828	1.93	279,045	11,442	4.10	568,327	25,448	4.48
Long-term debt	487,533	22,653	4.65	563,919	25,501	4.52	724,846	32,205	4.44

Total interest-bearing liabilities	5,022,958	138,998	2.77	4,681,104	169,713	3.63	4,906,200	166,107	3.39

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (e)	544,743			514,256			493,790
Other liabilities	36,582			32,335			30,526
Shareholders’ equity	578,134			572,640			542,453

Total noninterest-bearing funding sources	1,159,459			1,119,231			1,066,769

Total Liabilities and Shareholders’ Equity	$6,182,417			$5,800,335			$5,972,969

Net Interest Income and Net Yield on Interest-Earning Assets		$188,598	3.57%		$161,382	3.34%		$166,963	3.31%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Average balance includes loans held for sale in 2006.
(c)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(d)	Loan income includes loan fees.
(e)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Net Interest Income (Continued)

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

Analysis of Year-to-Year Changes in Net Interest Income

(dollars in thousands)

	2008 Change from 2007			2007 Change from 2006
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(27)	$(11)	$(16)	$(62)	$(65)	$3
Tax-free investment securities	(589)	(987)	398	856	1,618	(762)
Taxable investment securities	(323)	(544)	221	(7,997)	(10,001)	2,004
Federal funds sold	(155)	(152)	(3)	15	17	(2)
Loans	(2,405)	28,181	(30,586)	5,213	(1,398)	6,611

Total interest income	(3,499)	26,487	(29,986)	(1,975)	(9,829)	7,854

Interest-bearing liabilities:
NOW and super NOW accounts	(5,236)	145	(5,381)	287	181	106
MMDA and savings accounts	(6,148)	1,326	(7,474)	3,512	(638)	4,150
Time deposits	(19,869)	(6,333)	(13,536)	20,517	10,090	10,427
Short-term borrowings	3,386	20,122	(16,736)	(14,006)	(12,953)	(1,053)
Long-term debt	(2,848)	(3,454)	606	(6,704)	(7,150)	446

Total interest expense	(30,715)	11,806	(42,521)	3,606	(10,470)	14,076

Net interest income	$27,216	$14,681	$12,535	$(5,581)	$641	$(6,222)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for credit losses increased $13.1 million in 2008 compared to 2007, and exceeded net charge offs by $10.4 million. The increase was primarily a result of an $8.8 million provision added in 2008 for four out-of-market commercial real estate construction loans. Loan growth of $720.6 million also contributed to the increase in the provision. The allowance for credit losses was $52.8 million at year-end 2008, which represents a ratio of 1.29% of average loans compared to $42.4 million and 1.15% at December 31, 2007.

The increase in charge offs in real estate – commercial from $1.8 million in 2007 to $3.5 million 2008 was primarily the result of two in-market loans that have been in the work out process for multiple years and are not indicative of the credit quality of the portfolio as a whole.

Net credit losses for 2008 increased $2.4 million. Net credit losses as a percentage of average loans outstanding increased to 0.31% at December 31, 2008 compared to 0.28% at December 31, 2007. For an analysis of credit quality, see the “Non-Performing Loans” and “Allowance for Credit Losses” sections of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Provision for Credit Losses (Continued)

A detailed analysis of our credit loss experience for the five years ended December 31, 2008, is shown below:

Summary of Credit Loss Experience

(dollars in thousands)

	2008	2007	2006	2005	2004
Loans outstanding at end of year	$4,418,377	$3,697,819	$3,783,817	$3,624,259	$3,514,833

Average loans outstanding	$4,084,506	$3,687,037	$3,707,233	$3,597,705	$3,251,645

Allowance for credit losses:
Balance, beginning of year	$42,396	$42,648	$39,492	$41,063	$37,385
Addition as a result of acquisition	-0-	-0-	1,979	-0-	4,983
Loans charged off:
Commercial, financial and agricultural	3,640	3,185	2,612	2,462	2,778
Loans to individuals	4,166	3,902	4,565	5,259	5,070
Real estate-construction	67	50	50	598	1
Real estate-commercial	3,479	1,832	522	965	1,060
Real estate-residential	2,529	2,662	2,660	2,103	1,456
Lease financing receivables	-0-	23	54	59	247

Total loans charged off	13,881	11,654	10,463	11,446	10,612

Recoveries of loans previously charged off:
Commercial, financial and agricultural	426	495	848	601	772
Loans to individuals	522	672	590	550	351
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	187	102	-0-	-0-	-0-
Real estate-residential	14	90	45	93	114
Lease financing receivables	-0-	1	-0-	3	-0-

Total recoveries	1,149	1,360	1,483	1,247	1,237

Net loans charged off	12,732	10,294	8,980	10,199	9,375
Credit losses on loans transferred to held for sale	-0-	-0-	1,387	-0-	-0-

Net credit losses	12,732	10,294	10,367	10,199	9,375

Provision for credit losses	23,095	10,042	11,544	8,628	8,070

Balance, end of year	$52,759	$42,396	$42,648	$39,492	$41,063

Ratios:
Net credit losses as a percentage of average loans outstanding	0.31%	0.28%	0.28%	0.28%	0.29%
Allowance for credit losses as a percentage of average loans outstanding	1.29%	1.15%	1.15%	1.10%	1.26%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Non-Interest Income

The components of non-interest income for the three years ended December 31 follow:

	2008	2007	2006
	(dollars in thousands)
Non-Interest Income
Trust income	$5,639	$5,881	$5,801
Service charges on deposit accounts	18,558	17,981	16,967
Insurance and retail brokerage commissions	5,297	3,560	2,804
Income from bank owned life insurance	5,523	6,101	5,742
Card related interchange income	7,609	6,564	5,583
Letter of credit fees	2,192	467	827
Fees from interest rate derivatives	2,190	14	-0-
Other operating income	7,317	7,128	5,826

Subtotal	54,325	47,696	43,550
Net securities (losses) gains	(11,494)	1,174	697

Total non-interest income	$42,831	$48,870	$44,247

Total non-interest income of $42.8 million for 2008 decreased $6.0 million, or 12.4%, compared to 2007, primarily related to net securities losses. Offsetting the losses were increases in service charges on deposit accounts, insurance and retail brokerage commissions, card related interchange income, letter of credit fees and fees from interest rate derivatives.

Service charges on deposit accounts are the most significant component of non-interest income and increased $577 thousand primarily due to revenue generated from overdraft fees. Increased fees from service charges on deposit accounts were also generated by the opening of three new branch offices.

Insurance and retail brokerage commissions, including retail advisor fees, increased $1.7 million, or 48.8%, as a result of higher sales driven by additional producers and an enhanced calling program.

We use bank owned life insurance (BOLI) to help offset the rising cost of employee benefits. Income from BOLI decreased $578 thousand, or 9.5%, in 2008 compared to 2007 due to reduced crediting rates of our insurance carriers. The crediting rates we receive consist of two components, yield and market value. The yield is lower as a result of the declining interest rate environment affecting funds allocated to U.S. Treasury securities and the market value is down due to the allocation of funds to asset backed securities which have declined in value.

Card related interchange income increased $1.0 million primarily due to higher usage of debit cards and larger dollar transactions. Card related interchange income includes income from debit, credit and ATM cards that are issued to consumers and businesses.

Increased loan volumes resulted in higher letter of credit fees as well as increased fees from interest rate derivatives of which $1.2 million related to interest rate swaps and $1.0 million related to risk participation agreements.

Net securities losses for 2008 were primarily due to other-than-temporary impairment charges of $9.0 million recorded on a trust preferred collateralized debt obligation security and $4.0 million on equity securities issued by seven Pennsylvania based financial institutions. The 2008 impairment write-downs were partially offset by

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Non-Interest Income (Continued)

gains of $871 thousand on the sale of equity securities and $441 thousand on the mandatory redemption of Class B Common Stock in VISA Inc. The 2007 net securities gains were primarily due to trust preferred investment securities being called at a premium.

Non-Interest Expense

The components of non-interest expense for the three years ended December 31 follow:

	2008	2007	2006
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$83,507	$76,132	$72,988
Net occupancy expense	15,055	13,710	12,077
Furniture and equipment expense	11,976	12,000	11,703
Advertising expense	2,303	2,867	1,750
Data processing expense	4,283	3,808	3,456
Pennsylvania shares tax expense	5,309	5,769	5,420
Intangible amortization	3,208	3,428	2,607
Other professional fees and services	3,404	2,772	2,130
Other operating expenses	28,364	27,521	25,962

Subtotal	157,409	148,007	138,093
Gain on extinguishment of debt, net	-0-	-0-	(410)
Low income housing partnership impairment	1,206	-0-	-0-

Total non-interest expense	$158,615	$148,007	$137,683

Total non-interest expense was $158.6 million for 2008 reflecting an increase of $10.6 million, or 7.2%, over 2007 primarily due to higher salaries and employee benefits, net occupancy expense, and low income housing partnership impairment.

Salaries and employee benefits increased $7.4 million, or 9.7%, primarily as a result of higher incentive compensation expense of $2.7 million related to the strong loan and deposit growth in 2008 and $1.1 million due to greater insurance and retail brokerage sales, as well as annual merit increases and additional personnel expenses related to our new branch offices.

Net occupancy expense increased $1.3 million, or 9.8%, due to higher rental expense, utilities, and building repairs and maintenance.

Data processing expense increased $475 thousand, or 12.5%, primarily due to higher debit card related processing fees as a result of increased usage and an increased card base.

Advertising expense decreased $564 thousand, or 19.7%, primarily due to additional expenses in 2007 associated with branding efforts.

Pennsylvania shares tax expense decreased $460 thousand, or 8.0%, due to a change in the tax calculation which allows the deduction of goodwill from the equity calculation.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Non-Interest Expense (Continued)

Other professional fees and services increased $632 thousand due to additional expenses incurred for evaluating pooled trust preferred collateralized debt obligations for fair value and impairment, professional development, and sales training.

Other operating expenses increased $843 thousand primarily due to costs associated with higher loan originations, and higher collection and repossession expense.

An impairment charge of $1.2 million was recorded in 2008 on low income housing partnerships because our estimated future benefits could not support our carrying value.

Income Tax

Income tax expense increased $679 thousand in 2008 primarily due to decreases in tax free income and tax credits, which resulted in an increase in our effective tax rate to 13.3% in 2008 compared to 11.4% in 2007.

Financial Condition

First Commonwealth’s total assets increased $542.3 million, or 9.2%, in 2008, primarily due to an increase in loans of $720.6 million, or 19.5%, offset by a decrease in investments of $193.5 million, or 11.8%. First Commonwealth’s total liabilities increased by $458.3 million, or 8.6%, in 2008. Total short-term borrowings increased $798.5 million, or 225.4%, which was partially offset by a decrease in long-term debt of $271.7 million, or 49.6%, and a decrease in deposits of $66.9 million, or 1.5%.

Loan Portfolio

Following is a summary of our loan portfolio as of December 31:

Loans by Classification

(dollars in thousands)

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial, agricultural and other	$1,272,094	29%	$926,904	25%	$861,427	23%	$729,962	20%	$715,280	20%
Real estate-construction	418,639	9	207,708	6	92,192	2	78,279	2	71,351	2
Real estate-residential	1,215,193	28	1,237,986	33	1,346,503	36	1,213,223	33	1,164,707	33
Real estate-commercial	1,016,651	23	861,077	23	935,635	25	987,798	27	988,611	28
Loans to individuals	495,800	11	464,082	13	547,196	14	610,529	17	562,069	16
Net leases	-0-	-0-	62	-0-	864	-0-	4,468	1	12,815	1

Total loans and leases net of unearned income	$4,418,377		$3,697,819		$3,783,817		$3,624,259		$3,514,833

Total loans increased $720.6 million, or 19.5%, in 2008. The increase in loans was primarily in the commercial portfolio, with increases of $345.2 million in the commercial, financial, agricultural and other category, $210.9 million in real estate – construction, which is primarily commercial construction, and $155.6 million in real estate – commercial. Although there was significant growth in the loan portfolio, it was obtained while maintaining our credit quality standards.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio (Continued)

The increase in loans includes $377.6 million in participation loans, of which $218.6 million, or 30.3% of total growth, are for projects outside of Pennsylvania. The participations for projects outside of Pennsylvania increased from $154.7 million at December 31, 2007 to $373.3 million at December 31, 2008, or 99.4%. The growth in participation loans for projects outside of Pennsylvania is comprised of $136.7 million in the commercial, financial, agricultural and other loans and $81.9 million in the real estate – construction loans.

Total real estate – construction loans have increased $210.9 million, or 101.6%, in 2008. The majority of the construction properties are located within Pennsylvania, with less than 35% of the construction loans outside of Pennsylvania. The average outstanding balance of the construction projects in Pennsylvania is $1.8 million, and the average size outside of Pennsylvania is $5.8 million. At origination, the estimated disbursement for the construction process is reviewed, including taking into consideration weather delays, to ensure the adequacy of the interest reserve for the construction period. All disbursements are reviewed by management as well as an independent engineer prior to the customer receiving the funds. We also review the projects regularly for the status of the construction, the amount of disbursements and to monitor the interest reserve. The typical period for a construction project is 18 – 24 months. A portion of the real estate – construction loan portfolio is construction – permanent loans with maturities that extend beyond the construction period.

The majority of our loan portfolio is with borrowers located in Pennsylvania. As of December 31, 2008 and 2007, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2008 were as follows (dollars in thousands):

	Within One Year	One to 5 Years	After 5 Years	Total
Commercial and industrial	$831,818	$131,389	$112,363	$1,075,570
Financial institutions	40	-0-	-0-	40
Real estate-construction	119,151	175,088	124,400	418,639
Real estate-commercial	141,944	288,448	586,259	1,016,651
Other	30,475	17,276	148,733	196,484

Totals	$1,123,428	$612,201	$971,755	$2,707,384

Loans at fixed interest rates		$270,939	$251,174
Loans at variable interest rates		341,262	720,581

Totals		$612,201	$971,755

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

Following is a summary of non-performing loans at December 31:

	2008	2007
	(dollars in thousands)
Nonaccrual loans	$55,922	$54,119
Troubled debt restructured loans	132	147

Total non-performing loans	$56,054	$54,266

Loans past due in excess of 90 days and still accruing	$16,189	$12,853

Non-performing loans increased $1.8 million, or 3.3%, to $56.1 million at December 31, 2008 compared to $54.3 million at December 31, 2007. Included in nonaccrual loans is a $31.2 million commercial credit relationship that has been monitored since the second quarter of 2006 and was placed on nonaccrual during the second quarter of 2007. This credit is collateralized by real estate and equipment and a reserve has been allocated, primarily during 2006, to cover the expected losses. The payment of principal and interest on this credit was deferred pursuant to two loan forbearance agreements, with the most recent agreement expiring December 31, 2008. Since the expiration of the forbearance agreement we have not received any interest or principal payments. Management continues to monitor the borrower closely and is presently evaluating options with respect to the collection or resolution of this credit.

The following is a comparison of non-performing and impaired assets and the effects on interest due to nonaccrual loans at December 31:

Non-performing and Impaired Assets and Effects

on Interest Income Due to Nonaccrual

(dollars in thousands)

	2008	2007	2006	2005	2004
Nonaccrual loans	$55,922	$54,119	$12,043	$11,391	$10,732
Troubled debt restructured loans	132	147	160	173	183

Total non-performing loans	$56,054	$54,266	$12,203	$11,564	$10,915

Non-performing loans as a percentage of total loans	1.27%	1.47%	0.32%	0.32%	0.31%

Allowance as a percentage of non-performing loans	94.12%	78.13%	349.49%	341.51%	376.21%

Other real estate owned	$3,262	$2,172	$1,507	$1,655	$1,814

Gross income that would have been recorded at original rates	$6,265	$4,124	$3,246	$2,344	$1,757
Interest that was reflected in income	550	381	706	506	307

Net reduction to interest income due to nonaccrual	$5,715	$3,743	$2,540	$1,838	$1,450

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Non-Performing Loans (Continued)

The non-performing loans as a percentage of total loans decreased from 1.47% at December 31, 2007 to 1.27% at December 31, 2008 primarily due to the loan growth of $720.6 million in 2008.

Other real estate owned increased $1.1 million, or 50.2%, to $3.3 million at December 31, 2008 compared to $2.2 million at December 31, 2007. The increase was primarily due to one large commercial credit placed in other real estate owned in the third quarter of 2008 that was sold in February 2009 for $173 thousand over its carrying value.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and nonaccrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. For a description of the methodology used to calculate the allowance for credit losses, please refer to “Critical Accounting Policies and Significant Estimates – Allowance for Credit Losses.”

Following is a summary of the allocation of the allowance for credit losses at December 31:

Allocation of the Allowance for Credit Losses

(dollars in thousands)

	2008	2007	2006	2005	2004
Commercial, industrial, financial, agricultural and other	$18,072	$16,860	$17,030	$12,443	$12,993
Real estate-construction	10,165	1,217	1,019	1,692	1,045
Real estate-commercial	8,648	11,961	13,529	13,371	12,505
Real estate-residential	7,560	5,146	4,064	3,700	8,061
Loans to individuals	4,338	2,882	3,063	3,984	3,469
Lease financing receivables	-0-	2	14	61	128
Unallocated	3,976	4,328	3,929	4,241	2,862

Total	$52,759	$42,396	$42,648	$39,492	$41,063

Allowance as a percentage of average total loans	1.29%	1.15%	1.15%	1.10%	1.26%

The allowance for credit losses increased $10.4 million from $42.4 million at December 31, 2007 to $52.8 million at December 31, 2008. The allowance as a percentage of average total loans increased from 1.15% at December 31, 2007 to 1.29% at December 31, 2008. The 2008 increase in the allowance for credit losses was primarily attributable to four out-of-market commercial real estate construction loans that have an aggregate outstanding balance of $13.3 million, and the growth in the loan portfolio of $720.6 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Allowance for Credit Losses (Continued)

Management reviews the local and national economic information and industry data, including the trends in the industries we believe are higher risk, and an allocation is made to the allowance for credit losses based on this review, which is reflected in the “unallocated” line of the above table. Prior to 2008, there was also an unallocated portion of the allowance to account for any factors or conditions that may cause a potential credit loss that were not specifically identifiable or considered in the allowance for credit loss methodology. In 2008, management determined that the allocation made based upon the review of economic and industry data was sufficient to also account for any other factors that are not specifically identifiable. For years prior to 2008, the “unallocated” line of the above table includes both the allocation made by management based upon review of economic and industry data and the additional allocation that was made for items that were not specifically identifiable. The unallocated balance decreased $352 thousand from $4.3 million at December 31, 2007 to $4.0 million at December 31, 2008.

Investment Portfolio

Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 21, $68.4 million of available for sale securities are classified as Level 3 assets because of inactivity in the market and therefore would not be considered a source of liquidity. As of December 31, 2008, securities available for sale had an amortized cost and fair value of $1.4 billion. Gross unrealized gains were $28.7 million and gross unrealized losses were $61.9 million.

The following is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2008:

Maturity Distribution of Securities Held to Maturity

At Amortized Cost

(dollars in thousands)

	U.S. Government Agencies and U.S. Government Sponsored- Enterprises	States and Political Subdivisions	Other Securities	Total Amortized Cost	Weighted Average Yield*
Within 1 year	$11	$2,465	$-0-	$2,476	7.77%
After 1 but within 5 years	112	13,207	-0-	13,319	7.38%
After 5 but within 10 years	86	8,870	-0-	8,956	7.20%
After 10 years	-0-	26,089	-0-	26,089	6.43%

Total	$209	$50,631	$-0-	$50,840	6.88%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Investment Portfolio (Continued)

Maturity Distribution of Securities Available for Sale

At Amortized Cost

(dollars in thousands)

	U.S. Government Agencies and U.S. Government Sponsored- Enterprises	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield*
Within 1 year	$3,984	$810	$5,268	$10,062	2.98%
After 1 but within 5 years	161,427	9,817	-0-	171,244	4.61%
After 5 but within 10 years	335,384	45,184	1,181	381,749	4.69%
After 10 years	531,670	160,154	119,925	811,749	5.65%

Total	$1,032,465	$215,965	$126,374	$1,374,804	5.24%

(a)	Stock equities are excluded from this schedule because they have an indefinite maturity.
*	Yields are calculated on a tax-equivalent basis.

The decrease in average securities of $25.2 million in 2008 helped to fund loan growth. The largest components of the 2008 decrease included $39.8 million of corporate securities, $82.1 million of other agencies, $13.5 million of states and political subdivisions, and $783 thousand in treasury securities. Offsetting these decreases was an average increase of $103.7 million of mortgage backed securities and $7.7 million in marketable equity securities.

Included in equity securities is stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh. As a member, we are required to purchase and hold stock in the FHLB of Pittsburgh to satisfy membership and borrowing requirements. As of December 31, 2008 and 2007, our FHLB stock totaled $51.4 million and $27.5 million, respectively. This investment is recorded at historical cost. For the years ended December 31, 2008, 2007 and 2006, we received dividends from our FHLB stock totaling $1.3 million, $1.7 million, and $2.0 million, respectively. In December 2008, the FHLB of Pittsburgh suspended dividend payments on their stock and the repurchase of excess stock from members.

See Note 8 “Securities Available for Sale,” Note 9 “Securities Held to Maturity,” Note 10 “Impairment of Investment Securities,” and Note 21 “Fair Values of Financial Instruments” for additional information related to the investment portfolio.

Our investment portfolio includes $97.1 million in pooled trust preferred collateralized debt obligations. The valuation of these securities involves evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage tests and events of default/liquidation.

The discount rate used in the analysis combines an evaluation of current and observable market yields for comparable structured credit products with an evaluation of the risks associated with the underlying cash flows.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Investment Portfolio (Continued)

The specific risks identified in a given collateralized debt obligations cash flows are then evaluated and an adjustment is made to the credit spreads derived from market sources on the basis of this evaluation.

In order to test the model’s collateral performance assumptions, specifically default probabilities, our internal credit analysis area completes independent financial review for a sample of securities. A function independent of the area initiating the risk position is an integral part of the review and approval of the valuation adjustments.

The security prices obtained were not adjusted, and were non-binding quotes. Fair values used for investment securities are validated through periodic reviews of changes in total portfolio value, as well as key portfolio groups, compared to movements in interest rates, credit risks as well as underlying financial markets.

Additional information as of December 31, 2008 related to our pooled trust preferred collateralized debt obligations is provided in the table below:

Pooled Trust Preferred Security Detail (dollars in thousands)
Deal	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral
PreTSL I	Senior	$3,841	$4,212	$371	Aa1/AAA	33	12.70%
PreTSL IV	Mezzanine	1,830	905	(925)	Ba3/A+(n)	6	18.05%
PreTSL V	Mezzanine	620	289	(331)	B3/A(n)	4	0.00%
PreTSL VI	Mezzanine	388	207	(181)	B3/A(n)	5	0.00%
PreTSL VII	Mezzanine	3,987	3,987	-0-	Caa2/A+(n)	20	30.71%
PreTSL VIII	Mezzanine	5,980	2,272	(3,708)	B3/A(n)	36	10.59%
PreTSL IX	Mezzanine	3,000	1,194	(1,806)	Ba3/A(n)	49	6.14%
PreTSL X	Mezzanine	4,000	1,572	(2,428)	B3/A(n)	58	11.13%
PreTSL XII	Mezzanine	10,000	3,878	(6,122)	B3/A(n)	81	8.20%
PreTSL XIII	Mezzanine	17,540	6,881	(10,659)	B3/A(n)	66	8.22%
PreTSL XIV	Mezzanine	16,047	6,112	(9,935)	Ba3/A(n)	64	4.19%
MMCap I	Senior	8,838	7,010	(1,828)	Aa1/AAA	29	7.32%
MMCap I	Mezzanine	1,065	541	(524)	B1/BBB	29	7.32%
MMCap IX	Mezzanine	20,000	8,020	(11,980)	B3/A-(n)	34	10.19%

Total		$97,136	$47,080	$(50,056)

As a result of our cash flow analysis for PreTSL VII, we determined that all contractual cash flows may not be received, and a $9.0 million other-than-temporary impairment charge was recorded for this security in 2008. Any future deferrals or defaults for this security will likely result in an additional other-than-temporary impairment charge.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Deposits

Total deposits decreased $66.9 million, or 1.5%, in 2008, as a $110.5 million decrease in interest-bearing deposits was partially offset by a $43.6 million increase in non-interest bearing deposits. The decrease in interest-bearing deposits was due to a $337.2 million decrease in higher-costing time deposits that was partly offset by a $226.7 million increase in savings deposits. Non-core deposits, which are time deposits in denominations of $100,000 or more, decreased $243.7 million in 2008 and represented 13.6% of total deposits at December 31, 2008. Non-core deposits as of December 31, 2007 totaled $827.0 million and represented 19.0% of total deposits.

Time deposits of $100,000 or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31, 2008:

Maturity Distribution of Large Certificates of Deposit

(dollars in thousands)

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Remaining Maturity:
3 months or less	$174,150	30%	$329,977	40%	$321,137	40%
Over 3 months through 6 months	123,589	21	189,572	23	148,843	19
Over 6 months through 12 months	156,553	27	182,239	22	183,645	23
Over 12 months	128,944	22	125,176	15	139,127	18

Total	$583,236	100%	$826,964	100%	$792,752	100%

Short-Term Borrowings and Long-Term Debt

Short-term borrowings increased $798.5 million, or 225.4%, from $354.2 million as of December 31, 2007 to $1.2 billion at December 31, 2008. Long-term debt decreased $271.6 million, or 49.6%, from $547.9 million at December 31, 2007 to $276.3 million at December 31, 2008. The increase in short-term borrowings was primarily to fund our increase in loans of $720.6 million and the $66.9 million decrease in deposits in 2008 as well as refinancing $190.0 million of FHLB advances due to mature in the first seven months of 2009 with lower costing overnight borrowings. For additional information concerning our short-term borrowings and long-term debt, please refer to notes 18, 19 and 20 of the Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial	Condition (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

The table below sets forth our contractual obligations to make future principal payments as of December 31, 2008. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

(dollars in thousands)	Footnote Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
Federal Home Loan Bank advances	20	$353	$141,550	$5,280	$12,732	$159,915
Subordinated debentures	19	-0-	-0-	-0-	105,750	105,750
ESOP loan	20	2,000	4,000	1,600	-0-	7,600
Operating leases	15	3,882	6,545	5,211	20,018	35,656

Total contractual obligations		$6,235	$152,095	$12,091	$138,500	$308,921

The table above excludes unamortized premiums and discounts on Federal Home Loan Bank advances because these premiums and discounts do not represent future cash obligations. The table also excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 17 “Interest-Bearing Deposits” of the Consolidated Financial Statements.

The following sets forth our off-balance sheet commitments to extend credit and standby letters of credit as of December 31, 2008:

(dollars in thousands)	Footnote Reference	Amount
Commitments to extend credit	14	$1,509,876
Standby letters of credit	14	198,159

Total lending-related commitments		$1,708,035

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements, since the borrower has the ability to draw upon these commitments at any time and these commitments often expire without being drawn upon.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity and redemption of investment securities are used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have access to external sources of liquidity, including overnight federal funds and repurchase agreements. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets. In the fourth quarter of 2008 we issued 11,500,000 shares of our common stock through a public stock offering, which resulted in proceeds of $115.0 million and increased our capital by $108.8 million after deducting underwriting discounts, commissions and offering expenses.

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $66.9 million, or 1.5%, during 2008, and comprised 74.1% of total liabilities at December 31, 2008, as compared to 81.8% at December 31, 2007.

Short-term borrowings are an additional source of liquidity that we utilized in 2008 to fund our loan growth of $720.6 million as well as to refinance FHLB advances of $190.0 million. Short-term borrowings increased $798.5 million, or 225.4%, during 2008, and comprised 20.0% of total liabilities at December 31, 2008, as compared to 6.7% at December 31, 2007. During 2008, the FHLB was one of our primary sources of liquidity. In December 2008 the FHLB of Pittsburgh suspended dividend payments on its stock, as well as the repurchase of excess stock from members until the FHLB’s earnings and capital position improves. These problems along with other strains in the credit markets have lead to marginally higher borrowing costs. However, we do not anticipate any disruptions in the availability of liquidity from the FHLB at this time. If we are unable to borrow from the FHLB, we can utilize other sources of short-term borrowings including the discount window at the Federal Reserve, Federal Reserve liquidity programs (e.g. Term Auction Facility), the FDIC Temporary Liquidity Guarantee Program, federal funds lines and repurchase agreement lines with brokers or banks.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.74 and 0.64 at December 31, 2008 and 2007, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Following is the gap analysis as of December 31, 2008 and 2007:

	2008
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,059,435	$202,071	$351,213	$2,612,719	$1,607,006	$198,652
Investments	227,511	186,099	231,478	645,088	358,419	450,422
Other interest-earning assets	289	-0-	-0-	289	-0-	-0-

Total interest-sensitive assets (ISA)	2,287,235	388,170	582,691	3,258,096	1,965,425	649,074

Certificates of deposit	379,513	336,641	576,788	1,292,942	535,510	14,103
Other deposits	1,870,943	-0-	-0-	1,870,943	-0-	-0-
Borrowings	1,179,358	43,043	10,178	1,232,579	146,830	46,314

Total interest-sensitive liabilities (ISL)	3,429,814	379,684	586,966	4,396,464	682,340	60,417

Gap	$(1,142,579)	$8,486	$(4,275)	$(1,138,368)	$1,283,085	$588,657

ISA/ISL	0.67	1.02	0.99	0.74	2.88	10.74
Gap/Total assets	17.78%	0.13%	0.07%	17.72%	19.97%	9.16%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Risk (Continued)

	2007
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$1,389,601	$181,132	$371,834	$1,942,567	$1,540,670	$214,582
Investments	210,972	129,592	168,023	508,587	798,857	338,382
Other interest-earning assets	1,719	-0-	-0-	1,719	-0-	-0-

Total interest-sensitive assets (ISA)	1,602,292	310,724	539,857	2,452,873	2,339,527	552,964

Certificates of deposit	660,483	538,584	484,661	1,683,728	477,219	18,854
Other deposits	1,644,215	-0-	-0-	1,644,215	-0-	-0-
Borrowings	437,500	26,665	40,169	504,334	349,759	41,083

Total interest-sensitive liabilities (ISL)	2,742,198	565,249	524,830	3,832,277	826,978	59,937

Gap	$(1,139,906)	$(254,525)	$15,027	$(1,379,404)	$1,512,549	$493,027

ISA/ISL	0.58	0.55	1.03	0.64	2.83	9.23
Gap/Total assets	19.37%	4.33%	0.26%	23.44%	25.71%	8.38%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet, based on December 31, 2008 information (dollars in thousands):

	- 200	- 100	+ 100	+ 200
Net interest income change (12 months):	($6,330)	($404)	($408)	($257)

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

Results of Operations—2007 Compared to 2006

Net income was $46.3 million or $0.63 per diluted share, return on average assets was 0.80% and return on average equity was 8.08% for 2007. This compares with net income of $53.0 million or $0.74 per diluted share, return on average assets of 0.89% and return on average equity of 9.76% in 2006.

During 2007, First Commonwealth opened three new branches in the Pittsburgh market continuing our expansion into that area. During 2006, First Commonwealth completed the acquisition of Laurel Savings Bank, adding eight new branches in addition to opening three new offices further expanding our retail footprint in the Pittsburgh market. The Laurel acquisition was part of our strategy to increase our market presence in higher growth and more densely populated markets such as Allegheny and Butler counties.

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

Net interest income decreased $5.6 million, or 3.3%, in the 2007 period compared to 2006 primarily because costs on interest-bearing liabilities increased while income earned on interest-bearing assets decreased. Interest income decreased $2.0 million primarily due to a $206.9 million decline in average interest-earning assets partly offset by a 22 basis point, or 0.22%, increase in the yield on interest-earning assets. Interest expense increased $3.6 million, or 2.2%, as the rate paid on total interest-bearing liabilities increased 24 basis points, or 0.24%, which was partly offset by a $225.1 million decrease in average interest-bearing liabilities.

The net interest margin increased three basis points, or 0.03%, to 3.34% primarily due to a decrease in higher cost wholesale borrowings offset by lower interest-earning assets. The ratio of noninterest-bearing funding sources as a percent of interest-earning assets increased in 2007 contributing to the increase in net interest margin.

Interest and fees on loans increased $5.2 million, or 2.1%, primarily due to a 17 basis point, or 0.17%, rise in the yield on loans from 6.92% to 7.09% with average loans remaining relatively flat.

Interest income on investments decreased $7.2 million, or 8.5%, primarily due to a $185.8 million, or 10.5%, decline in the average balance of investment securities partly offset by an increase in investment yields. Interest on deposits increased $24.3 million, or 22.4%, due to higher rates paid on deposits and increased balances. Deposit growth was primarily due to the Laurel acquisition in August 2006. Average interest-bearing deposits rose $225.1 million, or 6.2%, with increases recorded in interest-bearing demand deposits of $10.3 million and time deposits of $248.6 million partly offset by decreases in savings deposits of $33.8 million. The cost of deposits rose 44 basis points or 0.44%.

Interest expense on short-term borrowings decreased $14.0 million, or 55.0%, primarily due to a $289.3 million decline in average volume. Interest expense on long-term debt decreased $6.7 million due to declining average balances of $160.9 million that offset the 8 basis point, or 0.08%, rise in rates.

Total non-interest income increased $4.6 million, or 10.4%, primarily due to higher service charges on deposit accounts, insurance and retail brokerage commissions, card related interchange income, and other income.

Service charges on deposit accounts increased $1.0 million, or 6.0%, mainly due to increases in overdraft fees. First Commonwealth increased fee structures on deposit services during the third quarter of 2006. Insurance and retail brokerage commissions increased $756 thousand, or 27.0%, primarily due to increased retail brokerage volumes and increases in employee benefit commissions. We use bank owned life insurance (BOLI) to help offset the rising cost of employee benefits. Income from BOLI increased $359 thousand, or 6.2%, in 2007 compared to 2006 due to an increase in BOLI as a result of the Laurel acquisition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2007 Compared to 2006 (Continued)

Card related interchange income rose $981 thousand, or 17.6%, due to a larger customer base, higher volume, and changes in fee structures. Card related interchange income includes income from debit, credit and ATM cards that are issued to consumers and businesses.

Other operating income increased $1.3 million, or 22.3%, mainly due to a $550 thousand gain from the sale of our municipal bond servicing business during the second quarter of 2007. This business generated annual trust income of approximately $100 thousand, net of expenses.

Total non-interest expense for 2007 increased $10.3 million, or 7.5%, mainly due to increases in salaries and employee benefits, net occupancy expense, advertising expense and other expenses.

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

Based on First Commonwealth’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by KPMG, an independent registered public accounting firm, as stated in their attestation report on management’s assessment which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

February 26, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited First Commonwealth Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 26, 2009

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

The Board of Directors and Shareholders

First Commonwealth Financial Corporation and subsidiaries:

We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 26, 2009

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$88,277	$100,791
Interest-bearing bank deposits	289	1,719
Securities available for sale, at fair value	1,401,351	1,574,217
Securities held to maturity, at amortized cost, (Market value $50,558 in 2008 and $72,928 in 2007)	50,840	71,497
Loans:
Portfolio loans	4,418,377	3,697,819
Allowance for credit losses	(52,759)	(42,396)

Net loans	4,365,618	3,655,423

Premises and equipment, net	72,636	69,487
Other real estate owned	3,262	2,172
Goodwill	159,956	159,956
Amortizing intangibles, net	10,233	13,441
Other assets	273,418	234,915

Total assets	$6,425,880	$5,883,618

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$566,845	$523,203
Interest-bearing	3,713,498	3,824,016

Total deposits	4,280,343	4,347,219
Short-term borrowings	1,152,700	354,201
Other liabilities	63,778	65,464
Subordinated debentures	105,750	105,750
Other long-term debt	170,530	442,196

Total long-term debt	276,280	547,946

Total liabilities	5,773,101	5,314,830

SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 200,000,000 shares authorized; 86,600,431 shares issued and 85,050,744 shares outstanding at December 31, 2008; 100,000,000 shares authorized, 75,100,431 shares issued and 73,128,612 shares outstanding at December 31, 2007	86,600	75,100
Additional paid-in capital	303,008	206,889
Retained earnings	309,947	319,246
Accumulated other comprehensive loss, net	(21,269)	(147)
Treasury stock (1,549,687 and 1,971,819 shares at December 31, 2008 and 2007, respectively, at cost)	(17,907)	(22,700)
Unearned ESOP shares	(7,600)	(9,600)

Total shareholders’ equity	652,779	568,788

Total liabilities and shareholders’ equity	$6,425,880	$5,883,618

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$251,546	$253,951	$248,738
Interest and dividends on investments:
Taxable interest	60,556	60,260	68,257
Interest exempt from Federal income taxes	13,143	13,732	12,876
Dividends	2,339	2,958	2,958
Interest on Federal funds sold	2	157	142
Interest on bank deposits	10	37	99

Total interest income	327,596	331,095	333,070

Interest Expense
Interest on deposits	101,517	132,770	108,454
Interest on short-term borrowings	14,828	11,442	25,448
Interest on subordinated debentures	7,567	8,526	8,419
Interest on other long-term debt	15,086	16,975	23,786

Total interest on long-term debt	22,653	25,501	32,205

Total interest expense	138,998	169,713	166,107

Net Interest Income	188,598	161,382	166,963
Provision for credit losses	23,095	10,042	11,544

Net Interest Income after Provision for Credit Losses	165,503	151,340	155,419

Non-Interest Income
Net securities (losses) gains	(11,494)	1,174	697
Trust income	5,639	5,881	5,801
Service charges on deposit accounts	18,558	17,981	16,967
Insurance and retail brokerage commissions	5,297	3,560	2,804
Income from bank owned life insurance	5,523	6,101	5,742
Card related interchange income	7,609	6,564	5,583
Other operating income	11,699	7,609	6,653

Total non-interest income	42,831	48,870	44,247

Non-Interest Expense
Salaries and employee benefits	83,507	76,132	72,988
Net occupancy expense	15,055	13,710	12,077
Furniture and equipment expense	11,976	12,000	11,703
Advertising expense	2,303	2,867	1,750
Data processing expense	4,283	3,808	3,456
Pennsylvania shares tax expense	5,309	5,769	5,420
Intangible amortization	3,208	3,428	2,607
Gain on extinguishment of debt, net	-0-	-0-	(410)
Other operating expenses	32,974	30,293	28,092

Total non-interest expense	158,615	148,007	137,683

Income before income taxes	49,719	52,203	61,983
Applicable income taxes	6,632	5,953	9,029

Net Income	$43,087	$46,250	$52,954

Average Shares Outstanding	74,477,795	72,816,208	70,766,348
Average Shares Outstanding Assuming Dilution	74,583,236	72,973,259	71,133,562
Per Share Data:
Basic Earnings Per Share	$0.58	$0.64	$0.75
Diluted Earnings Per Share	$0.58	$0.63	$0.74
Cash Dividends Declared per Common Share	$0.68	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of EITF Issue No. 06-4, net of tax	-0-	-0-	(984)	-0-	-0-	-0-	(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income	-0-	-0-	43,087	-0-	-0-	-0-	43,087
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(29,041)	-0-	-0-	(29,041)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	7,521	-0-	-0-	7,521
Unrealized gains for postretirement obligations:
Transition obligation	-0-	-0-	-0-	1	-0-	-0-	1
Net gain	-0-	-0-	-0-	397	-0-	-0-	397

Total other comprehensive loss							(21,122)

Total comprehensive income							21,965
Cash dividends declared	-0-	-0-	(51,402)	-0-	-0-	-0-	(51,402)
Net decrease in unearned ESOP shares	-0-	(220)	-0-	-0-	-0-	2,000	1,780
Discount on dividend reinvestment plan purchases	-0-	(916)	-0-	-0-	-0-	-0-	(916)
Tax benefit of stock options exercised	-0-	184	-0-	-0-	-0-	-0-	184
Treasury stock reissued	-0-	(279)	-0-	-0-	4,639	-0-	4,360
Restricted stock	-0-	20	-0-	-0-	154	-0-	174
Capital Issuance	11,500	97,330	-0-	-0-	-0-	-0-	108,830

Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	46,250	-0-	-0-	-0-	46,250
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	8,073	-0-	-0-	8,073
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(751)	-0-	-0-	(751)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	80	-0-	-0-	80
Unrealized gains for postretirement obligations:
Transition obligation	-0-	-0-	-0-	1	-0-	-0-	1
Net gain	-0-	-0-	-0-	364	-0-	-0-	364

Total other comprehensive income							7,767

Total comprehensive income							54,017
Cash dividends declared	-0-	-0-	(49,419)	-0-	-0-	-0-	(49,419)
Net decrease in unearned ESOP shares	-0-	(200)	-0-	-0-	-0-	2,000	1,800
Discount on dividend reinvestment plan purchases	-0-	(920)	-0-	-0-	-0-	-0-	(920)
Tax benefit of stock options exercised	-0-	86	-0-	-0-	-0-	-0-	86
Treasury stock acquired	-0-	-0-	-0-	-0-	(9,971)	-0-	(9,971)
Treasury stock reissued	-0-	(377)	-0-	-0-	2,194	-0-	1,817
Restricted stock	-0-	(13)	-0-	-0-	30	-0-	17

Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2005	$71,978	$173,967	$318,569	$(9,655)	$(20,214)	$(13,600)	$521,045
Comprehensive income
Net income	-0-	-0-	52,954	-0-	-0-	-0-	52,954
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	1,970	-0-	-0-	1,970
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(451)	-0-	-0-	(451)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	646	-0-	-0-	646

Total other comprehensive income							2,165

Total comprehensive income							55,119
Cash dividends declared	-0-	-0-	(49,108)	-0-	-0-	-0-	(49,108)
Cumulative effect of change in accounting for postretirement obligations	-0-	-0-	-0-	(424)	-0-	-0-	(424)
Net decrease in unearned ESOP shares	-0-	(18)	-0-	-0-	-0-	2,000	1,982
Discount on dividend reinvestment plan purchases	-0-	(903)	-0-	-0-	-0-	-0-	(903)
Treasury stock reissued	-0-	(1,586)	-0-	-0-	5,261	-0-	3,675
Tax benefit of stock options	-0-	408	-0-	-0-	-0-	-0-	408
Stock issued for acquisition	3,122	36,445	-0-	-0-	-0-	-0-	39,567

Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Operating Activities
Net income	$43,087	$46,250	$52,954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	23,095	10,042	11,544
Deferred tax benefit	(7,436)	(2,474)	(2,498)
Depreciation and amortization	10,398	9,363	9,414
Net losses (gains) on sales of securities and other assets	10,901	(1,992)	(985)
Gain on extinguishment of debt	-0-	(100)	(2,013)
Net amortization of premiums and discounts on securities	38	577	1,873
Net amortization of premiums and discounts on long-term debt	(3,956)	(4,746)	(5,176)
Income from increase in cash surrender value of bank owned life insurance	(5,523)	(6,101)	(5,742)
Changes, net of acquisition:
Decrease (increase) in interest receivable	2,589	3,701	(1,628)
(Decrease) increase in interest payable	(7,264)	(64)	1,113
Increase in income taxes payable	532	253	2,365
Net decrease in loans held for sale	-0-	-0-	1,276
(Decrease) increase in payable due to investments purchased/not settled	(16,462)	7,793	8,670
Other-net	2,321	7,244	(8,952)

Net cash provided by operating activities	52,320	69,746	62,215
Investing Activities
Changes, net of acquisition:
Transactions with securities held to maturity:
Proceeds from sales	-0-	-0-	-0-
Proceeds from maturities and redemptions	21,067	7,355	8,739
Purchases	-0-	-0-	-0-
Transactions with securities available for sale:
Proceeds from sales	20,064	2,084	8,287
Proceeds from maturities and redemptions	404,883	424,021	419,770
Purchases	(297,130)	(344,122)	(217,230)
Proceeds from sales of other assets	8,186	6,838	7,201
Acquisition, net of cash received	-0-	-0-	60,344
Net decrease (increase) in interest-bearing deposits with banks	1,430	(734)	(512)
Net (increase) decrease in loans	(740,596)	70,892	34,826
Purchases of premises and equipment	(12,094)	(9,810)	(13,289)

Net cash (used in) provided by investing activities	(594,190)	156,524	308,136
Financing Activities
Changes, net of acquisition:
Repayments of other long-term debt	(289,300)	(59,727)	(219,219)
Proceeds from issuance of other long-term debt	36,310	23,500	-0-
Repayments of subordinated debentures	-0-	(2,400)	-0-
Proceeds from capital issuance	108,830	-0-	-0-
Discount on dividend reinvestment plan purchases	(916)	(920)	(903)
Dividends paid	(49,375)	(49,554)	(48,507)
Net increase (decrease) in Federal funds purchased	109,800	(30,400)	48,675
Net increase (decrease) in other short-term borrowings	675,979	(115,413)	(214,326)
Net (decrease) increase in deposits	(66,516)	22,369	69,053
Proceeds from sale of treasury stock	4,360	1,817	3,472
Purchase of treasury stock	-0-	(9,971)	-0-
Stock option tax benefit	184	86	408

Net cash provided by (used in) financing activities	529,356	(220,613)	(361,347)

Net (decrease) increase in cash and cash equivalents	(12,514)	5,657	9,004
Cash and cash equivalents at January 1	100,791	95,134	86,130

Cash and cash equivalents at December 31	$88,277	$100,791	$95,134

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

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

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of First Commonwealth Financial Corporation and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements for 2007 and 2006 to conform to the classifications presented for 2008.

First Commonwealth determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51, “Consolidated Financial Statements (as amended),” or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities (as amended),” issued in December 2003. Under FIN 46(R), an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is determined to be the primary beneficiary which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Refer to Note 13 “Variable Interest Entities” for additional information related to FIN 46(R).

The investment in non-consolidated VIE’s and investment in corporations with voting interest of 20% to 50% are accounted for using the equity method of accounting.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 1—Statement of Accounting Policies (Continued)

Securities

Debt securities that First Commonwealth has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost adjusted for amortization of premium and accretion of discount on a level yield basis. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income, which is included in shareholders’ equity, net of deferred taxes.

First Commonwealth has securities classified as either held-to-maturity or available-for-sale and does not engage in trading activities. First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on the equity securities.

First Commonwealth conducts a comprehensive review of the investment portfolio on a quarterly basis to determine whether an other-than-temporary impairment has occurred. Issuer-specific securities whose market values have fallen below their book values are initially selected for more in-depth analysis based on the percentage decline in value and duration of the decline. Further analysis could include a review of research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes, and any other relevant information pertaining to the affected security. Pooled trust preferred collateralized debt obligations are measured by evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the pooled trust preferred collateralized debt obligations valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage tests and events of default/liquidation. Based on this review, a determination is made on a case by case basis as to a potential impairment. Declines in the market value of individual securities below their cost that are deemed other-than-temporary will result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Loans

Loans are carried at the principal amount outstanding. Unearned income on installment loans and leases is taken into income on a declining basis, which results in an approximate level rate of return over the life of the loan or the lease. Interest is accrued as earned on nondiscounted loans.

First Commonwealth considers a loan to be past due and still accruing interest when payment of interest or principal is contractually past due but the loan is well secured and in the process of collection. For installment, mortgage, term, and other loans with amortizing payments that are scheduled monthly, 90 days past due is reached when four monthly payments are due and unpaid. For demand, time, and other multi-payment obligations with payments scheduled other than monthly, delinquency status is calculated using number of days instead of number of payments. Revolving credit loans, including personal credit lines and home equity lines, are considered to be 90 days past due when the borrower has not made the minimum payment for four monthly cycles.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 1—Statement of Accounting Policies (Continued)

Loans (Continued)

A loan is placed in nonaccrual status when, based on current information and events, it is probable that First Commonwealth will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. When a determination is made to place a loan in nonaccrual status, all accrued and unpaid interest for the current year is reversed against interest income and uncollected interest for previous years is charged against the allowance for credit losses. Generally, consumer and residential mortgage loans, which are well-secured and/or in the process of collection, are not placed in nonaccrual status. Nonaccrual loans are restored to accrual status when, based on a sustained period of repayment by the borrower in accordance with the contractual terms of the loan, First Commonwealth expects repayment of the remaining contractual principal and interest or when the loan otherwise becomes well-secured and in the process of collection.

First Commonwealth considers a loan to be a troubled debt restructured loan when the terms have been renegotiated to a below market condition to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower. Troubled debt restructurings are determined based on the contractual terms as specified by the original loan agreement or the most recent modification.

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

Other Real Estate Owned

Real estate, other than bank premises, is recorded at the lower of cost or fair value less selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property, net of rental income, are generally charged against earnings in the current period.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 1—Statement of Accounting Policies (Continued)

Allowance for Credit Losses

First Commonwealth maintains an allowance for credit losses at a level deemed sufficient to absorb losses that are inherent in the loan portfolio. First Commonwealth’s management determines and reviews with the Board of Directors the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans, delinquency and loss experience trends, and other relevant factors, all of which may be susceptible to significant changes. While allocations are made to specific loans and pools of loans, the total allowance is available for all credit losses.

The following describes the major loan classifications used in the allowance for credit losses calculation. Other Assets Especially Mentioned (“OAEM”) loans have potential weaknesses that deserve management’s close attention. The potential weaknesses may result in deterioration of the repayment prospects or weaken the Bank’s credit position at some future date. The credit risk may be relatively minor, yet constitute an undesirable risk in light of the circumstances surrounding the specific credit. No loss of principal or interest is expected. Loans classified as OAEM constitute an undue and unwarranted credit risk, but not to the point of being classified as a substandard risk. Substandard loans are those with a well-defined weakness or a weakness that jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of deterioration of the borrower’s financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect First Commonwealth may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful, in whole or in part, are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses. There were no loans classified as loss as of December 31, 2008.

First Commonwealth consistently applies the following comprehensive methodology and procedure for determining the allowance at the subsidiary bank level.

Classified loans on the primary watch list, which include substandard, doubtful, and impaired, are analyzed to determine the level of potential loss in the credits under current circumstances. The potential loss that is established for these classified loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Primary watch list loans are managed and monitored by assigned account officers within First Commonwealth in conjunction with senior management.

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

Years Ended December 31, 2008, 2007 and 2006

Note 1—Statement of Accounting Policies (Continued)

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

The allowance based on historical trends uses charge off experience to estimate potential unconfirmed losses based on charge off history for the greater of the eight most recent quarters or the twenty most recent quarters. The loss emergence periods, which is the average time period from when a loan becomes delinquent until it is charged off, are calculated for each loan type and applied to the historical loss percentages. Adjusted historical loss experience percentages are applied to non-classified loans from the primary watch list, as well as all other loans not on the watch list, to obtain the portion of the allowance for credit losses which is based on historical trends. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.

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

Bank Owned Life Insurance

First Commonwealth purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Income. The cash surrender value of bank owned life insurance is reflected in “Other Assets” on the Consolidated Statements of Financial Condition in the amount of $153.3 million and $147.8 million at December 31, 2008 and 2007, respectively. Under these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $2.8 million and $1.2 million as of December 31, 2008 and 2007, respectively, and is reflected in “Other Liabilities” on the Consolidated Statements of Financial Condition.

Emerging Issues Task Force (“EITF”) No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Insurance Arrangements” finalized the accounting treatment for these policies and is effective for fiscal years beginning after December 15, 2007. As permitted by EITF 06-4, First Commonwealth recognized this change in accounting principle as of January 1, 2008, through a cumulative-effect charge to retained earnings totaling $984 thousand. See Note 2 “New Accounting Pronouncements” for additional information relating to EITF 06-4.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 1—Statement of Accounting Policies (Continued)

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation on First Commonwealth’s Consolidated Statements of Financial Condition. Depreciation is computed on the straight-line and accelerated methods over the estimated useful life of the asset. A straight-line depreciation method was used for substantially all furniture and equipment. The straight-line depreciation method was used for buildings and improvements. Charges for maintenance and repairs are expensed as incurred. Leasehold improvements are expensed over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

When developing software, First Commonwealth expenses costs that are incurred during the preliminary project stage and capitalizes certain costs that are incurred during the application development stage. Once software is in operation, maintenance costs are expensed over the maintenance period while upgrades that result in additional functionality or enhancements are capitalized. Training and data conversion costs are expensed as incurred. Capitalized software development costs and purchased software are amortized on a straight-line basis over a period not to exceed seven years, except for one software license that is being amortized over ten years.

Business Combinations

First Commonwealth accounts for business combinations using the purchase method in accordance with FASB Statement No. 141 (“SFAS 141”), “Business Combinations.” Under the purchase method, net assets of the business acquired are recorded at their fair value as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets that are acquired are recorded as goodwill (see “Goodwill” section below). Results of the acquired business are included in First Commonwealth’s income statement from the date of acquisition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised) (“SFAS 141(R)”) “Business Combinations,” which will apply prospectively to any business combination entered into with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. See Note 2 “New Accounting Pronouncements” for additional information.

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. First Commonwealth reviews goodwill annually to determine potential impairment by determining if the fair value has fallen below their carrying value.

Other Intangible Assets

Other intangible assets consist of core deposits and covenants not to compete obtained through acquisitions and are amortized over their estimated lives using the present value of the benefit of the core deposits and straight-line methods of amortization. Core deposit intangibles are evaluated for impairment annually.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

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

Employee Stock Ownership Plan

Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 26 “Unearned ESOP Shares” follows Statement of Position 93-6 (“SOP 93-6”), “Employers Accounting for Employee Stock Ownership Plans,” for ESOP shares acquired after December 31, 1992 (“new shares”).

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 1—Statement of Accounting Policies (Continued)

Employee Stock Ownership Plan (Continued)

shares to the ESOP. Compensation cost recognized for new shares in accordance with the provisions of SOP 93-6 is based upon the fair market value of the shares that are committed to be released. Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP.

Dividends on unallocated ESOP shares are used for debt service and are reported as a reduction of debt and accrued interest payable. Dividends on allocated ESOP shares are charged to retained earnings and allocated or paid to the plan participants. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

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

Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2008, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 7 “Derivative Instruments” for a description of these instruments.

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

Years Ended December 31, 2008, 2007 and 2006

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

Fair Value Measurements

On January 1, 2008, First Commonwealth adopted the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements.” SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it did not expand the use of fair value measurements. FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. First Commonwealth has elected to apply this deferral to all nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. All nonfinancial assets are included in the “Other assets” category of the Consolidated Statements of Financial Condition. FASB also issued Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” in October 2008, which clarified the application of FAS 157 in a market that is not active.

In accordance with SFAS 157, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 securities include equity holdings comprised of bank stocks.

•

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 securities include U.S. Government securities, municipals, Federal Home Loan Bank (“FHLB”) stock, interest rate derivatives that include interest rate swaps and risk participation agreements, and impaired loans.

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are primarily trust preferred collateralized debt obligations. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the banking industry.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 1—Statement of Accounting Policies (Continued)

Fair Value Measurements (Continued)

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon pricing models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 21 “Fair Values of Financial Instruments” for additional information.

Note 2—New Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” Effective for interim and annual reporting periods ending after December 15, 2008, FSP EITF 99-20-1 amended EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve a more consistent evaluation of whether there is other-than-temporary impairment for the debt securities under the scope of EITF 99-20 and the debt securities not within the scope of EITF 99-20 that would fall under the scope of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of FSP EITF 99-20-1 did not have a material impact on First Commonwealth’s financial condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”) “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133.” Effective for fiscal years and interim periods beginning after November 15, 2008, SFAS 161 amends and expands the disclosure requirements of Statement No. 133 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and how derivative instruments and related items affect an entity’s financial position, financial performance and cash flows. SFAS 161 only relates to disclosures and therefore will not have an impact on First Commonwealth’s financial condition or results of operations.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 141(revised) (“SFAS 141(R)”) “Business Combinations,” which will apply to any business combination entered into with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at fair value on the date of acquisition with limited exceptions. SFAS 141(R) also changes the accounting and disclosures for certain items related to business combinations to more accurately reflect the cost of the acquisition. The adoption of SFAS 141(R) will have an impact on accounting for any business combination after January 1, 2009.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 2—New Accounting Pronouncements (Continued)

operations because management elected to not measure any existing financial instruments at fair value per SFAS 159 at this time; however, in the future we may elect to adopt SFAS 159 for select financial instruments.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements.” Prior to SFAS 157 there were different definitions for fair value in the various accounting pronouncements that required fair value measurement, and there was limited guidance for applying the definitions, which created inconsistencies. Effective for fiscal years beginning after November 15, 2007, SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. FASB issued Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” in February 2008, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). First Commonwealth has elected to apply this deferral to all nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. FASB also issued Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” in October 2008, which clarifies the application of SFAS 157 in a market that is not active. The initial implementation of SFAS 157 for financial instruments did not have a material impact on First Commonwealth’s financial condition or results of operations. The third and fourth quarter 2008 financial results were impacted by the fair value measurement for one trust preferred collateralized debt obligation that resulted in the recognition of other-than-temporary impairment charges. Refer to Note 10 “Impairment of Investment Securities” for further discussion.

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

Years Ended December 31, 2008, 2007 and 2006

Note 3—Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	December 31, 2008			December 31, 2007			December 31, 2006
	(dollars in thousands)
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	$(44,679)	$15,638	$(29,041)	$12,420	$(4,347)	$8,073	$3,031	$(1,061)	$1,970
Less: reclassification adjustment for losses (gains) realized in net income	11,571	(4,050)	7,521	(1,156)	405	(751)	(694)	243	(451)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	123	(43)	80	994	(348)	646
Unrealized gains for postretirement obligations:
Transition obligation	2	(1)	1	2	(1)	1	-0-	-0-	-0-
Net gain	611	(214)	397	560	(196)	364	-0-	-0-	-0-

Net unrealized (losses) gains	(32,495)	11,373	(21,122)	11,949	(4,182)	7,767	3,331	(1,166)	2,165

Other comprehensive (loss) income	$(32,495)	$11,373	$(21,122)	$11,949	$(4,182)	$7,767	$3,331	$(1,166)	$2,165

Accumulated unrealized losses for postretirement obligations at January 1	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Transition obligation	-0-	-0-	-0-	-0-	-0-	-0-	9	(3)	6
Net loss	-0-	-0-	-0-	-0-	-0-	-0-	643	(225)	418

Cumulative effect of change in accounting for postretirement obligations	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$652	$(228)	$424

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 4—Supplemental Cash Flow Disclosures

	2008	2007	2006
	(dollars in thousands)
Cash paid during the year for:
Interest	$142,176	$163,402	$157,669
Income taxes	$13,500	$6,800	$9,554
Noncash investing and financing activities:
ESOP loan reductions	$2,000	$2,000	$2,000
Loans transferred to other real estate owned and repossessed assets	$8,198	$5,997	$4,909
Gross decrease in market value adjustment to securities available for sale, net	$(33,108)	$11,264	$2,337
Treasury stock reissued for business combination	$-0-	$-0-	$203

Note 5—Acquisitions and Dispositions

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

Note 6—Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.). Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $1.3 million during 2008 and $3.6 million during 2007 with the Federal Reserve Bank.

Note 7—Derivative Instruments

First Commonwealth enters into interest rate derivative contracts that are not designated as hedging instruments. The derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 7—Derivative Instruments (Continued)

interest from the financial institution for the same floating rate on the same notional amount. The changes in the market value of the swaps offset each other, except for the credit risk of the counterparties, which was calculated by taking into consideration the risk rating, probability given default and loss given default for all counterparties. A liability of $203 thousand was recorded for the credit risk on an aggregate notional amount outstanding of $165.1 million at December 31, 2008.

In 2008 we also entered into two risk participation agreements with a financial institution counterparty for an interest rate swap related to a loan we are a participant in. The risk participation agreements provide credit protection should the client fail to perform on their interest rate derivative contract. The fee received, less the estimate of the liability for the credit exposure, was recognized in earnings at the time of the transaction. The liability will be adjusted to fair value at each reporting period.

Note 8—Securities Available For Sale

Below is an analysis of the amortized cost and fair values of securities available for sale at December 31 (dollars in thousands):

	2008				2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$-0-	$-0-	$-0-	$-0-	$3,999	$-0-	$-0-	$3,999
Obligations of U.S. Government Agencies:
Mortgage Backed Securities	54,500	1,714	(7)	56,207	64,400	1,486	(429)	65,457
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities	902,965	22,289	(657)	924,597	903,939	5,282	(7,059)	902,162
Other Government-Sponsored Enterprises	75,000	1,906	-0-	76,906	159,863	1,652	(51)	161,464
Obligations of States and Political Subdivisions	215,965	2,098	(5,922)	212,141	254,634	4,143	(651)	258,126
Corporate Securities	121,106	550	(54,795)	66,861	130,713	914	(4,980)	126,647

Total Debt Securities	1,369,536	28,557	(61,381)	1,336,712	1,517,548	13,477	(13,170)	1,517,855
Equities	65,058	100	(519)	64,639	56,805	1,378	(1,821)	56,362

Total Securities Available for Sale	$1,434,594	$28,657	$(61,900)	$1,401,351	$1,574,353	$14,855	$(14,991)	$1,574,217

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 25 years and have an anticipated average life to maturity ranging from less than one year to approximately five years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to ensure that volatility falls within acceptable limits.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 8—Securities Available For Sale (Continued)

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

Included in equity securities is stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh that we are required to purchase and hold as a member of the FHLB to satisfy membership and borrowing requirements. This restricted stock is recorded at historical cost. As of December 31, 2008 and 2007, our FHLB stock totaled $51.4 million and $27.5 million, respectively.

The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$810	$816
Due after 1 but within 5 years	84,817	87,030
Due after 5 but within 10 years	46,365	47,497
Due after 10 years	280,079	220,565

	412,071	355,908
Mortgage Backed Securities (a)	957,465	980,804

Total Debt Securities	$1,369,536	$1,336,712

(a)	Mortgage Backed Securities include an amortized cost of $54 million and a fair value of $56 million for Obligations of U.S. Government agencies and an amortized cost of $903 million and a fair value of $925 million for Obligations of U.S. Government-sponsored enterprises.

Gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows:

	For Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Sales transactions:
Gross gains	$1,343	$346	$84
Gross losses	-0-	-0-	-0-

	1,343	346	84

Maturities and impairment:
Gross gains	97	811	610
Gross losses	-0-	-0-	-0-
Other-than-temporary impairment	(13,011)	-0-	(2)

	(12,914)	811	608

(Losses) gains on securities transactions, net	$(11,571)	$1,157	$692

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 8—Securities Available For Sale (Continued)

Securities available for sale with an approximate fair value of $672.3 million and $861.9 million were pledged as of December 31, 2008 and 2007, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 9—Securities Held to Maturity

Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31 (dollars in thousands):

	2008				2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities	$45	$3	$-0-	$48	$162	$4	$-0-	$166
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities	164	8	-0-	172	419	11	-0-	430
Obligations of States and Political Subdivisions	50,631	588	(881)	50,338	70,916	1,419	(3)	72,332

Total Securities Held to Maturity	$50,840	$599	$(881)	$50,558	$71,497	$1,434	$(3)	$72,928

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$2,465	$2,478
Due after 1 but within 5 years	13,207	13,526
Due after 5 but within 10 years	8,870	9,081
Due after 10 years	26,089	25,253

	50,631	50,338
Mortgage Backed Securities (a)	209	220

Total Debt Securities	$50,840	$50,558

(a)	Mortgage Backed Securities include an amortized cost of $45 million and a fair value of $48 million for Obligations of U.S. Government agencies and an amortized cost of $164 million and a fair value of $172 million for Obligations of U.S. Government-sponsored enterprises.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 9—Securities Held to Maturity (Continued)

There were no sales of securities held to maturity in 2008, 2007 or 2006.

Securities held to maturity with an amortized cost of $50.6 million and $71.3 million were pledged at December 31, 2008 and 2007, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 10—Impairment of Investment Securities

The following table presents the gross unrealized losses and fair values at December 31, 2008 by investment category and time frame for which the securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government Agencies:
Mortgage Backed Securities	$679	$(6)	$-0-	$-0-	$679	$(6)
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage Backed Securities	20,065	(46)	64,487	(611)	84,552	(657)
Corporate Securities	13,932	(3,690)	39,953	(51,105)	53,885	(54,795)
Municipal Securities	146,050	(6,702)	1,719	(102)	147,769	(6,804)

Total Debt Securities	180,726	(10,444)	106,159	(51,818)	286,885	(62,262)
Equities	1,691	(519)	-0-	-0-	1,691	(519)

Total Securities	$182,417	$(10,963)	$106,159	$(51,818)	$288,576	$(62,781)

First Commonwealth reviews the investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in the market. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to financial institutions. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of EITF 99-20, and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized. There is a risk that this quarterly review could result in First Commonwealth recording other-than-temporary impairment charges in the future. See Note 21 “Fair Values of Financial Instruments” for additional information.

At December 31, 2008, 11.9% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities. Corporate fixed income and asset backed securities comprised 87.3% of the unrealized losses and equity securities accounted

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 10—Impairment of Investment Securities (Continued)

for the remaining .8%. Our investment portfolio included 241 securities with a total unrealized loss of $62.8 million, which were partially offset by 508 securities with an unrealized gain of $29.3 million, for a net unrealized loss of $33.5 million. The unrealized losses in the equity securities category consist of four issues and none of the securities have been in a continuous unrealized loss position for more than twelve months.

Corporate securities had a total unrealized loss of $54.8 million as of December 31, 2008, or 87.3% of the total $62.8 million unrealized losses. First Commonwealth’s portfolio of trust preferred collateralized debt obligations and subordinated notes consists of 15 pooled issues and 21 single issue securities. The single issues are primarily from money center and large regional banks. The pooled instruments consist of securities issued by 376 banks and other financial institutions and are generally secured by over-collateralized or default protection provided by subordinated tranches. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. At the time of initial issue, the subordinated tranches ranged in size from approximately 7.3% to 35.4% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2008, after taking into account management’s best estimates of future interest deferrals and defaults, the excess subordination in our tranches ranged from 0.0% to 115.5% of the original collateral.

As of December 31, 2008, our single issue trust preferred securities had an amortized cost of $24.0 million and an estimated fair value of $19.8 million, while the amortized cost of the pooled trust preferred securities totaled $97.1 million with an estimated fair value of $47.1 million. During the fourth quarter, all of the pooled instruments were downgraded by Moody’s Investor Services. Thirteen of the 15 pooled issues representing $84.5 million of the $97.1 million of book value were downgraded below investment grade. Lack of liquidity in the market for trust preferred securities, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

Pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” by determining whether it is probable that an adverse change in estimated cash flows has occurred. This evaluation of estimated cash flows includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors impacting cash flows include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage tests, events of default and liquidation.

Based upon the analysis performed by management as of December 31, 2008, it is probable that we will collect all contractual principal and interest payments on all of our single and pooled trust preferred securities, except for the one on which other-than-temporary impairment was recorded in 2008.

Corporate securities, including single issue and pooled trust preferred collateralized debt obligations have a book value of $121.1 million and an average life of 23.5 years. Maturities for these investments range from May 2017 to May 2068 and occur as follows: $1.2 million mature over 8 years but less than 15 years; $19.5 million mature over 15 but less than 20 years; $66.1 million mature over 20 but less than 25 years and $33.6 million mature over 25 but less than 30 years. In addition, $750 thousand of these investments mature in 59 years.

During 2008, a $9.0 million other-than-temporary impairment charge was recorded on a $13.0 million investment in one of the trust preferred collateralized debt obligation issues. This security includes 20 issuers,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 10—Impairment of Investment Securities (Continued)

one of which is in default and three that have deferred interest payments, and it is expected that the security will experience a principal shortfall. This security was downgraded to Caa2 by Moody’s during the fourth quarter of 2008. The fair value and the amortized cost of this security as of December 31, 2008 was $4.0 million. All of the other 14 pooled trust preferred collateralized debt obligations and the 21 single issue securities continue to pay principal and interest in accordance with the contractual terms of the securities.

Additionally in 2008, other-than-temporary impairment charges of $4.0 million were recorded on equity securities related to seven Pennsylvania-based financial institutions. As discussed in Note 1 “Statement of Accounting Policies,” management evaluates equity securities for other-than-temporary impairment by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes, and other relevant information. Based on this type of review and the level of decline in the fair value of these equity securities, management could not substantiate that the market value of these securities would equal or exceed our cost basis within a reasonable period of time.

Management does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment and has both the intent and ability to hold the securities represented in the table for the time necessary to collect the contractual principal and interest of the debt securities.

The following table presents the gross unrealized losses and fair values at December 31, 2007 by investment category and time frame for which the securities had been in a continuous unrealized loss position outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government Agencies:
Mortgage Backed Securities	$1,536	$(5)	$19,800	$(428)	$21,336	$(433)
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage Backed Securities	-0-	-0-	456,023	(7,055)	456,023	(7,055)
Other Government-Sponsored Enterprises	-0-	-0-	34,949	(51)	34,949	(51)
Corporate Securities	73,005	(2,963)	30,010	(2,017)	103,015	(4,980)
Municipal Securities	61,578	(632)	1,549	(23)	63,127	(655)

Total Debt Securities	136,119	(3,600)	542,331	(9,574)	678,450	(13,174)
Equities	14,210	(1,790)	125	(31)	14,335	(1,821)

Total Securities	$150,329	$(5,390)	$542,456	$(9,605)	$692,785	$(14,995)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 11—Loans

Loans at year end were divided among these general categories at December 31:

	2008	2007
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,272,094	$926,904
Real estate loans:
Construction and land development	418,639	207,708
1-4 family dwellings	1,215,193	1,237,986
Other real estate loans	1,016,651	861,077
Loans to individuals for household, family and other personal expenditures	495,800	464,082
Leases, net of unearned income	-0-	62

Total loans and leases	$4,418,377	$3,697,819

Total loans include $4.0 million of unamortized origination and other fees, net of costs, at December 31, 2008, compared to $181 thousand of unamortized costs, net of fees, at December 31, 2007. The increase in net unamortized fees from 2007 to 2008 was due to the 2008 loan growth of $720.6 million. Also included in total loans is $113 thousand of unamortized premiums at December 31, 2008 and $1.4 million of unamortized discounts at December 31, 2007.

The majority of First Commonwealth’s business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 2008 and 2007, there were no significant concentrations of credit by industry and property type.

The following table summarizes nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due as to principal and interest payments and still accruing at December 31:

	2008	2007
	(dollars in thousands)
Loans on nonaccrual basis	$55,922	$54,119
Troubled debt restructured loans	132	147

Total non-performing loans	$56,054	$54,266

Loans past due in excess of 90 days and still accruing	$16,189	$12,853

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 12—Allowance for Credit Losses

The following table illustrates the changes in First Commonwealth’s allowance for credit losses during the periods presented:

	2008	2007	2006
	(dollars in thousands)
Allowance at January 1	$42,396	$42,648	$39,492
Additions:
Recoveries of previously charged off loans	1,149	1,360	1,483
Provisions charged to operating expense	23,095	10,042	11,544
From acquisition	-0-	-0-	1,979
Deductions:
Loans charged off	13,881	11,654	10,463
Credit losses on loans transferred to held for sale	-0-	-0-	1,387

Allowance at December 31	$52,759	$42,396	$42,648

Relationship to impaired loans:

	2008	2007	2006
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$56,054	$54,266	$12,203
Average balance of impaired loans for the year	$51,141	$34,641	$13,840
Allowance for credit losses related to impaired loans	$20,300	$13,847	$2,395
Impaired loans with an allocation in the allowance for credit losses	$50,404	$43,923	$6,958
Impaired loans with no allocation in the allowance for credit losses	$5,650	$10,343	$5,245
Income recorded on impaired loans on a cash basis	$550	$381	$706

Note 13—Variable Interest Entities

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner, and receives federal affordable housing tax credits and rehabilitation tax credits. As a result of the impairment analysis performed in 2008 for the investments, an impairment charge of $1.2 million was recognized. First Commonwealth’s maximum potential exposure to these partnerships is $1.7 million, which consists of the limited partnership investments as of December 31, 2008. Based on FIN 46(R), First Commonwealth has determined that these investments will not be consolidated and will continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses are recognized as incurred.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 14—Commitments and Letters of Credit

First Commonwealth is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. First Commonwealth’s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contract or notional amount of those instruments. First Commonwealth uses the same credit policies for underwriting all loans, including these commitments and conditional obligations.

As of December 31, 2008 and 2007, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7 “Derivative Instruments” for a description of interest rate swaps provided to customers.

The following table identifies the notional amount of those instruments at December 31:

	2008	2007
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,509,876	$1,263,443
Financial standby letters of credit	$116,794	$73,114
Performance standby letters of credit	$81,345	$24,979
Commercial letters of credit	$20	$-0-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Commonwealth evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by First Commonwealth upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral that is held varies but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties.

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

Current notional amounts outstanding at December 31, 2008, for financial standby letters of credit and performance standby letters of credit include amounts of $81.0 million and $6.1 million, respectively, issued during 2008 and subject to the provisions of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” which clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A liability of $387 thousand has been recorded, which represents the fair value of letters of credit issued in 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 14—Commitments and Letters of Credit (Continued)

Management evaluated the unused commitments and letters of credit to determine if a reserve should be recorded. The calculation included the probability of default, loss given default and the estimated utilization for the next twelve months for each loan category and the letters of credit. As of December 31, 2008, a liability of $195 thousand was recorded.

Note 15—Premises and Equipment

Premises and equipment consist of the following:

	Estimated Useful Life	December 31,
		2008	2007
		(dollars in thousands)
Land	Indefinite	$11,876	$11,951
Buildings and improvements	10-50 Years	79,467	73,403
Leasehold improvements	5-40 Years	14,696	15,957
Furniture and equipment	3-10 Years	82,080	79,664
Software	3-10 Years	25,484	22,858

Subtotal		213,603	203,833
Less accumulated depreciation and amortization		140,967	134,346

Total premises and equipment		$72,636	$69,487

Depreciation related to premises and equipment included in non-interest expense for the years ended December 31, 2008, 2007, and 2006 amounted to $8.4 million, $8.8 million, and $8.3 million, respectively.

First Commonwealth leases various premises and assorted equipment under non-cancelable agreements. Total future minimal rental commitments at December 31, 2008, were as follows:

	Premises	Equipment
	(dollars in thousands)
2009	$3,491	$391
2010	3,354	135
2011	3,056	-0-
2012	2,710	-0-
2013	2,501	-0-
Thereafter	20,018	-0-

Total	$35,130	$526

Included in the lease commitments above is $644 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.

Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 15—Premises and Equipment (Continued)

included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $4.5 million in 2008, $3.7 million in 2007, and $4.0 million in 2006.

Note 16—Goodwill and Other Amortizing Intangible Assets

SFAS No. 142 “Goodwill and Other Intangible Assets (as amended),” requires that goodwill be reviewed annually for impairment by applying a fair value based test. The goodwill impairment test was completed as of October 31st in 2007 and as of November 30th in 2008. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangible assets were incurred in 2008, 2007 or 2006. During 2007 we completed our analysis of the purchase accounting adjustments related to the 2006 Laurel acquisition, which resulted in a $410 thousand reduction in goodwill.

The following table presents the changes in the carrying amount of goodwill as of December 31:

	2008	2007
	(dollars in thousands)
Balance at beginning of period	$159,956	$160,366
Adjustments	-0-	(410)

Balance at end of period	$159,956	$159,956

The following table summarizes other intangible assets as of December 31:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2008
Core deposits	$22,470	$(12,329)	$10,141
Other	725	(633)	92

Total other intangible assets	$23,195	$(12,962)	$10,233

December 31, 2007
Core deposits	$22,470	$(9,393)	$13,077
Other	725	(361)	364

Total other intangible assets	$23,195	$(9,754)	$13,441

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of eleven (11) years and a weighted average amortization period of approximately nine (9) years. Other intangible assets consist of covenants not to compete and are amortized over their expected life using a straight-line method with a weighted average amortization period of approximately two (2) years, and will be fully amortized in 2009. First Commonwealth recognized amortization expense on other intangible assets of $3.2 million, $3.4 million, and $2.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

The following presents the estimated amortization expense of other intangible assets:

	Core Deposits	Other
	(dollars in thousands)
2009	$2,733	$92
2010	2,031	-0-
2011	1,534	-0-
2012	1,467	-0-
2013	1,064	-0-
Thereafter	1,312	-0-

Total	$10,141	$92

Note 17—Interest-Bearing Deposits

Components of interest-bearing deposits at December 31, were as follows:

	2008	2007
	(dollars in thousands)
Interest-bearing demand deposits	$97,011	$96,994
Savings deposits	1,773,843	1,547,117
Time deposits	1,842,644	2,179,905

Total interest-bearing deposits	$3,713,498	$3,824,016

Interest-bearing deposits at December 31, 2008 and 2007, include allocations from NOW and Super NOW accounts of $498.3 million and $484.6 million, respectively, into Savings and MMDA accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2008 and 2007, were certificates of deposit in denominations of $100 thousand or more of $583.2 million and $827.0 million, respectively.

Interest expense related to certificates of deposit $100 thousand or greater amounted to $27.8 million in 2008, $41.5 million in 2007 and $33.9 million in 2006.

Included in time deposits at December 31, 2008, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2009	$1,278,998
2010	181,525
2011	298,010
2012	42,316
2013 and thereafter	41,795

Total	$1,842,644

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 18—Short-term Borrowings

Short-term borrowings at December 31, were as follows (dollars in thousands):

	2008			2007			2006
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Federal funds purchased	$168,600	$105,761	2.36%	$58,800	$52,834	5.22%	$89,200	$66,197	5.08%
Borrowings from FHLB	812,962	387,102	1.62%	-0-	733	5.32%	6,220	49,916	4.96%
Securities sold under agreements to repurchase	169,264	151,034	2.21%	151,401	183,880	3.56%	363,007	360,446	4.19%
Treasury, tax and loan note option	1,874	125,873	2.18%	144,000	41,598	5.06%	41,587	91,768	4.91%

Total	$1,152,700	$769,770	1.93%	$354,201	$279,045	4.10%	$500,014	$568,327	4.48%

Maximum total at any month-end	$1,152,700			$507,260			$682,263

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2008	2007	2006
	(dollars in thousands)
Federal funds purchased	$2,492	$2,756	$3,360
Borrowings from FHLB	6,263	39	2,474
Securities sold under agreements to repurchase	3,331	6,544	15,107
Treasury, tax and loan note option	2,742	2,103	4,507

Total interest on short-term borrowings	$14,828	$11,442	$25,448

Note 19—Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

	2008		2007
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Subordinated Debentures:
Owed to First Commonwealth Capital Trust I and due 2029	$33,583	9.50%	$33,583	9.50%
Owed to First Commonwealth Capital Trust II and due 2034	30,929	LIBOR +2.85%	30,929	LIBOR +2.85%
Owed to First Commonwealth Capital Trust III and due 2034	41,238	5.888%	41,238	5.888%

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$105,750		$105,750

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 19—Subordinated Debentures (Continued)

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

On November 26, 2007, First Commonwealth purchased in the secondary market $2.5 million of its Capital Trust I capital securities that were issued on September 8, 1999 with a maturity date of September 1, 2029. Simultaneously, First Commonwealth retired $2.5 million principal amount of junior subordinated debentures issued to the Trust that became due and payable upon redemption of the capital securities. There were no such transactions during 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 20—Other Long-term Debt

Other long-term debt at December 31 follows (dollars in thousands):

	2008			2007
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
ESOP loan due:
December 2012	$7,600	LIBOR+1.00%	LIBOR+1.00%	$9,600	LIBOR+1.00%	LIBOR+1.00%
Repos due:
2008	-0-	0.00%	0.00%	20,232	5.50%	2.46%
Other	-0-	0.00%	0.00%	10,000	LIBOR+0.70%	LIBOR+0.70%
Borrowings from FHLB due:
2008	-0-	0.00%	0.00%	74,880	5.45%	3.49%
2009	-0-	0.00%	0.00%	194,404	4.22%	3.64%
2010	118,542	4.88%	3.58%	99,937	5.19%	3.62%
2011	24,692	5.24%	3.99%	24,964	5.24%	3.99%
2013	5,229	3.26%	3.26%	-0-	0.00%	0.00%
2014	8,082	5.41%	3.79%	8,179	5.41%	3.79%
2028	6,385	4.49%	4.49%	-0-	0.00%	0.00%

Total	$170,530			$442,196

The weighted average contractual rate reflects the rate due to creditors. The weighted average effective rate of long-term debt in the schedule above include the effect of purchase accounting valuation adjustments that were recorded in connection with prior business combinations.

FHLB advances in the amount of $74.6 million are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR. Advances in the amount of $35.0 million at a 6% strike rate and $15.0 million at a 7.5% strike rate are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR. Should the FHLB elect to convert an advance to a floating rate First Commonwealth has the right to pay off the advance without penalty. In 2008, higher costing FHLB advances of $190.0 million that were due to mature in the first seven months of 2009 were refinanced with lower costing overnight borrowings resulting in a prepayment penalty of $1.2 million.

All of First Commonwealth’s Federal Home Loan Bank stock, along with an interest in mortgage loans and mortgage backed securities has been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 19 “Subordinated Debentures.”

Scheduled loan payments for other long-term debt are summarized below:

	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in thousands)
Long-term debt payments	$2,347	$119,067	$26,482	$1,998	$4,882	$12,732	$167,508
Purchase valuation amortization	$1,824	$807	$124	$113	$117	$37	$3,022

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 20—Other Long-term Debt (Continued)

The amounts on the purchase valuation amortization row in the table above include fair market adjustments from prior business combinations.

Note 21—Fair Values of Financial Instruments

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

SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. First Commonwealth has elected to apply this deferral to all nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. All nonfinancial assets are included in the “Other assets” category of the Consolidated Statements of Financial Condition. FASB also issued Staff Position FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” in October 2008, which clarified the application of FAS 157 in a market that is not active.

Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price). A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability and is not adjusted for transaction costs. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are independent of the reporting entity, knowledgeable, able to transact for the asset or liability, and willing to transact for the asset or liability.

SFAS 157 requires valuation techniques consistent with the market approach, income approach, and/or cost approach to measure fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts such as cash flows or earnings to a single present amount on a discounted basis. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset. Valuation techniques used to measure fair value shall be consistently applied. However, a change in a valuation technique or its application is appropriate if the change results in a measurement that is equally or more representative of fair value in the circumstances. Inputs to valuation techniques refer to the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 21—Fair Values of Financial Instruments (Continued)

assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted market prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The financial assets and financial liabilities measured at fair value on a recurring basis include securities available for sale and interest rate derivatives and are further described as follows.

In accordance with Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements,” fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. If quoted market prices were not available, the valuation for investment utilized pricing models that varied based on asset class and included available trade, bid and other observable market information. Securities priced using this information are classified as Level 2.

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

The pooled trust preferred collateralized debt obligations owned are collateralized by the trust preferred securities of individual banks and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately 6 months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. To determine the appropriate discount rate and cash flows, a review was completed for each of the 376 issuer’s profitability, credit quality, operating efficiency, capital adequacy, leverage and liquidity position. These factors provided an assessment of the probability of default for each underlying piece of collateral for each year until maturity. Default rates for performing collateral ranged from 0.25% to 35.0%. A probability of default of 100% was used for collateral that was in deferral or default and assumed a 10% recovery. In the first six months of 2008, a default rate of 1.2% was used for performing collateral, based on the historic performance for this type of investment. The change in probability of default for the second six months of 2008 was a result of using default probabilities for each underlying piece of collateral instead of determining default on the entire tranche. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

Interest rate derivatives are reported at fair value utilizing Level 2 inputs and are included in Other Assets and Other Liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 21—Fair Values of Financial Instruments (Continued)

market prices/rates for a user defined set of instruments. The set of instruments currently used to determine the USD yield curve includes cash LIBOR rates from overnight to three months, the first eight Eurodollar futures contracts, and swap rates at eight points from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 7 “Derivative Instruments.”

For purposes of potential valuation adjustments to our derivative positions, First Commonwealth evaluates the credit risk of its counterparties as well as our own credit risk. Accordingly, we have considered factors such as the likelihood of default, expected loss given default, net exposures, and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. We review our counterparty exposure quarterly, and, when necessary, appropriate adjustments are made to reflect the exposure. We also utilize this approach to estimate our own credit risk on derivative liability positions. To date, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The change in value of derivative assets and derivative liabilities attributable to credit risk was $205 thousand and was not considered significant during the reported periods.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Securities Available for Sale	$6,370	$1,326,551	$68,430	$1,401,351
Other Assets	-0-	19,552	-0-	19,552

Total Assets	$6,370	$1,346,103	$68,430	$1,420,903

Other Liabilities	$-0-	$19,757	$-0-	$19,757

Total Liabilities	$-0-	$19,757	$-0-	$19,757

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

December 31, 2008
(dollars in thousands)
Securities Available for Sale
Balance, beginning	$2,604
Realized and unrealized gains (losses) included in earnings	(9,014)
Unrealized gains (losses) included in comprehensive income	(26,816)
Purchases, settlements, pay downs, and maturities	(747)
Transfers from Level 3 to Level 2	(3,629)
Transfers into Level 3	106,032

Balance, December 31, 2008	$68,430

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 21—Fair Values of Financial Instruments (Continued)

Losses of $9.0 million included in earnings for the period are attributable to the change in realized losses relating to assets held at December 31, 2008 and are reported in securities gains (losses) in the non-interest income section of the Consolidated Statements of Income.

The securities transferred from Level 3 to Level 2 were municipal securities. The securities are classified as Level 2 because the market for municipal securities became more active in the third quarter, which allowed pricing of the securities using actual trades on comparable securities.

Securities totaling $106.0 million transferred to Level 3 during 2008, included $102.2 million of trust preferred securities. The primary reason for the transfer into Level 3 was due to the inactivity in the market that resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The table below presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Impaired loans	$-0-	$-0-	$36,236	$36,236

Total Assets	$-0-	$-0-	$36,236	$36,236

Impaired loans over $100,000 are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The impaired loans are collateral based and the fair value is determined by reviewing real property appraisals, equipment valuations, accounts receivable and payable listings and other financial information.

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

Cash and short-term instruments: The carrying amounts for cash and short-term instruments approximate the estimated fair values of such assets.

Securities Available for Sale: Refer to discussion related to securities available for sale as previously discussed in this note.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 21—Fair Values of Financial Instruments (Continued)

Securities Held to Maturity: Fair values for securities held to maturity are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of nonmarketable equity securities, such as Federal Home Loan Bank stock, is considered a reasonable estimate of fair value.

Loans: The estimated fair values of all loans are estimated by discounting the future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans.

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of cash flows for loan commitments, fair values were not estimated for either period. FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $387 thousand in 2008 and $407 thousand in 2007.

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

Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimated incremental borrowing rate for similar types of borrowing arrangements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 21—Fair Values of Financial Instruments (Continued)

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31, 2008 and 2007:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$88,277	$88,277	$100,791	$100,791
Interest-bearing bank deposits	$289	$289	$1,719	$1,719
Securities available for sale	$1,401,351	$1,401,351	$1,574,217	$1,574,217
Securities held to maturity	$50,840	$50,558	$71,497	$72,928
Loans	$4,418,377	$4,446,002	$3,697,819	$3,778,800
Allowance for loan loss	$52,759	$-0-	$42,396	$-0-
Financial liabilities
Deposits	$4,280,343	$4,107,868	$4,347,219	$4,137,416
Short-term borrowings	$1,152,700	$1,128,622	$354,201	$353,997
Long-term debt	$170,530	$175,206	$442,196	$441,054
Subordinated debt	$105,750	$167,404	$105,750	$108,251

Note 22—Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2008:

	Shares Issued	Shares in Treasury
Balance, December 31, 2005	71,978,568	1,600,652
Stock options exercised, net	-0-	(399,727)
Shares reissued to fund business combination*	-0-	(16,871)
Shares issued in acquisition	3,121,863	-0-

Balance, December 31, 2006	75,100,431	1,184,054
Shares repurchased	-0-	1,000,000
Stock options exercised, net	-0-	(177,235)
Restricted Stock – Nonvested**	-0-	(35,000)

Balance, December 31, 2007	75,100,431	1,971,819
Shares issued for Capital Issuance	11,500,000	-0-
Stock options exercised, net	-0-	(409,478)
Restricted Stock – Nonvested**	-0-	(12,654)

Balance, December 31, 2008	86,600,431	1,549,687

*	Treasury shares were reissued to fund the business combination with Strategic Capital Concepts, Inc. and Strategic Financial Advisors, Inc. that was completed in 2002.
**	See Note 26 “Stock Option Plan”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 23—Income Taxes

The income tax provision consists of:

	2008	2007	2006
	(dollars in thousands)
Current tax provision for income:
Federal	$14,002	$8,427	$11,527
State	66	-0-	-0-

Total current tax provision	14,068	8,427	11,527
Deferred tax benefit	(7,436)	(2,474)	(2,498)

Total tax provision	$6,632	$5,953	$9,029

First Commonwealth adopted FIN 48 as of January 1, 2007, and had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2008. First Commonwealth does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months, and will record interest and penalties as a component of non-interest expense. Federal and state income tax years 2005 through 2007 are open for examination as of December 31, 2008.

Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, were as follows:

	2008	2007
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$18,466	$14,524
Postretirement benefits other than pensions	1,060	1,100
Unfunded postretirement obligation	-0-	32
Basis difference in assets acquired	-0-	89
Alternative minimum tax credit carryforward	8,511	8,404
Other tax credit carryforward	-0-	1,935
Deferred compensation	2,213	1,641
Loan origination fees and costs	442	-0-
Accrued interest on non accrual loans	1,076	417
Low income housing partnership investments	452	64
Write down of securities	4,365	-0-
Unrealized loss on securities available for sale	11,635	48
Other	1,081	1,155

Total deferred tax assets	49,301	29,409
Deferred tax liabilities:
Basis difference in assets acquired	(931)	-0-
Unfunded postretirement obligation	(183)	-0-
Accumulated accretion of bond discount	(119)	(227)
Income from unconsolidated subsidiary	(519)	(493)
Loan origination fees and costs	-0-	(576)
Other	(388)	(290)

Total deferred tax (liabilities)	(2,140)	(1,586)

Net deferred tax asset	$47,161	$27,823

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 23—Income Taxes (Continued)

The net deferred tax asset of $47.2 million as of December 31, 2008 includes an $8.5 million AMT tax credit carryforward with an indefinite life and a $4.4 million deferred tax asset for the write down of securities, of which $1.2 million are potential capital losses that can only be utilized if capital gains are realized. Management believes that future taxable income will be sufficient to fully realize all of the deferred tax assets, including the potential capital losses. During 2007, First Commonwealth reduced the carrying amount of goodwill related to the Laurel acquisition by $410 thousand, of which $380 thousand was related to income tax items.

The total tax provision for financial reporting differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. The differences are as follows (dollars in thousands):

	2008		2007		2006
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax at statutory rate	$17,402	35.0	$18,271	35.0	$21,694	35.0
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,933)	(3.9)	(2,135)	(4.1)	(2,010)	(3.2)
Other nontaxable interest	(7,935)	(16.0)	(8,692)	(16.7)	(8,635)	(13.9)
Tax credits	(549)	(1.1)	(967)	(1.9)	(909)	(1.5)
Other	(353)	(0.7)	(524)	(0.9)	(1,111)	(1.8)

Total tax provision	$6,632	13.3	$5,953	11.4	$9,029	14.6

Note 24—Retirement Plans

All employees with at least one year of service are eligible to participate in the employee stock ownership plan (“ESOP”). Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt with the offset as a reduction of common shareholders’ equity. Compensation costs related to the plan were $1.5 million in 2008 and $2.2 million in 2007 and 2006. See Note 25 “Unearned ESOP Shares” for additional information on the ESOP.

First Commonwealth also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Under the terms of the plan, each participant receives an employer contribution in an amount equal to 3% of their compensation. In addition, each participating employee may contribute up to 80% of their compensation to the plan of which up to 4% is matched 100% by the employer’s contribution. The 401(k) plan expense was $3.3 million in 2008, $3.2 million in 2007, and $3.1 million in 2006.

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

Years Ended December 31, 2008, 2007 and 2006

Note 24—Retirement Plans (Continued)

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

The SERP will continue to supplement First Commonwealth’s 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. The SERP plan expense was $369 thousand in 2008, $211 thousand in 2007, and $431 thousand in 2006.

Postretirement Benefits Other than Pensions from Prior Acquisitions

Employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.

Net periodic benefit cost of these plans and the discount rate used to determine net periodic cost for the years ended December 31, were as follows:

	2008	2007	2006
	(dollars in thousands)
Service cost	$-0-	$-0-	$-0-
Interest cost on projected benefit obligation	183	223	244
Amortization of transition obligation	2	2	2
Loss (gain) amortization	9	22	63

Net periodic benefit cost	$194	$247	$309

Discount rate	6.00%	6.00%	5.50%

The following table sets forth the funded status of the plans and the amounts recognized on First Commonwealth’s Consolidated Statements of Financial Condition as of December 31:

	2008	2007
	(dollars in thousands)
Accumulated postretirement benefit obligation:
Retirees	$2,507	$3,234
Actives	-0-	-0-

Total accumulated postretirement benefit obligation	2,507	3,234
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	2,507	3,234
Unrecognized transition obligation	-0-	-0-
Unrecognized net loss	-0-	-0-

Accrued benefit liability recognized on the statements of financial condition	$2,507	$3,234

Amounts recognized in accumulated other comprehensive income, net of tax as of December 31 follows:
Net (gain) loss	$(343)	$54
Transition obligation	4	5

Total	$(339)	$59

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 24—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

The following table sets forth the change in benefit obligation:

	2008	2007
	(dollars in thousands)
Benefit obligation at beginning of year	$3,234	$3,869
Interest cost	183	223
Benefit payments	(309)	(320)
Actuarial (gain) loss	(601)	(538)

Benefit obligation at end of year	$2,507	$3,234

The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 6.00% for 2008 and 2007. The health care cost trend rates used for 2008 were projected at an initial rate of 10.00% for 2009 decreasing over time to an annual rate of 4.75% in 2016 for both indemnity plan participants and non-indemnity plan participants. For 2007, rates used were projected at an initial rate of 11.00% for 2008 decreasing over time to an annual rate of 4.75% in 2016 for both indemnity plan participants and non-indemnity plan participants.

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

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(dollars in thousands)
Effect on total of service and interest cost components	$6	$(6)
Effect on postretirement benefit obligation	$103	$(95)

As of December 31, 2008, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2009	$347
2010	$321
2011	$319
2012	$303
2013	$285
2014-2018	$1,139

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 24—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2009 are as follows (dollars in thousands):

Postretirement Benefits
Net (gain) loss	$(28)
Transition obligation	2

Total	$(26)

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

Note 25—Unearned ESOP Shares

First Commonwealth’s ESOP borrowed funds that are guaranteed by First Commonwealth, and had a balance of $7.6 million at December 31, 2008 and $9.6 million at December 31, 2007. The loan is scheduled to be repaid over the next four years and payments will be made from contributions to the ESOP by First Commonwealth and from dividends on unallocated ESOP shares. The loan has been recorded as long-term debt in the Consolidated Statements of Financial Condition, with a like amount of unearned ESOP shares recorded as a reduction of shareholders’ equity. The unearned ESOP shares included as a component of shareholders’ equity represent First Commonwealth’s prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the debt is reduced.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 25—Unearned ESOP Shares (Continued)

The following is an analysis of ESOP shares held in suspense:

Total
Shares in suspense December 31, 2005	987,258
Shares allocated during 2006	(166,420)
Shares acquired during 2006	-0-

Shares in suspense December 31, 2006	820,838

Shares allocated during 2007	(161,300)
Shares acquired during 2007	-0-

Shares in suspense December 31, 2007	659,538

Shares allocated during 2008	(147,421)
Shares acquired during 2008	-0-

Shares in suspense December 31, 2008	512,117

The fair market value of the new shares remaining in suspense was approximately $6.3 million at December 31, 2008.

Interest on the ESOP loan was $347 thousand in 2008, $695 thousand in 2007 and $812 thousand in 2006. During 2008, 2007 and 2006, dividends on unallocated shares in the amount of $448 thousand, $586 thousand and $690 thousand, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 26—Stock Option Plan

Restricted Stock

On April 1, 2008, we issued 12,654 shares of our common stock to an executive of the Bank as an inducement for his employment and not under any stock incentive plan adopted by the company. The shares were issued pursuant to a Restricted Stock Agreement dated April 1, 2008. The restricted stock was determined to have a fair value of $12.35 per share and is based on the closing price of our common stock on the grant date. The restricted stock vests equally over a three year period, with the first vesting occurring April 1, 2009.

On November 12, 2007, we issued 35,000 shares of our common stock to an executive of the Bank as an inducement for his employment and not under any stock incentive plan adopted by the company. The shares were issued pursuant to a Restricted Stock Agreement dated October 19, 2007. The restricted stock was determined to have a fair value of $10.95 per share and is based on the closing price of our common stock on the grant date. The restricted stock vests equally over a three year period. The first vesting occurred November 12, 2008.

Compensation expense related to restricted stock was $167 thousand and $17 thousand in 2008 and 2007, respectively. There was no expense in 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 26—Stock Option Plan (Continued)

Restricted Stock (Continued)

A summary of the status of First Commonwealth’s nonvested restricted stock awards as of December 31, 2008, 2007, and 2006 and changes for the years ended on those dates is presented below:

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	35,000	$10.95	-0-	$0.00	-0-	$0.00
Granted	12,654	$12.35	35,000	$10.95	-0-	$0.00
Vested	(11,666)	$10.95	-0-	$0.00	-0-	$0.00
Forfeited	-0-	$0.00	-0-	$0.00	-0-	$0.00

Outstanding at end of year	35,988	$11.44	35,000	$10.95	-0-	$0.00

Stock Option Plan

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

Prior to January 1, 2006, First Commonwealth had elected, as permitted by SFAS No. 123(R), to apply APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost was recognized for its stock options prior to January 1, 2006.

A summary of the status of First Commonwealth’s outstanding stock options as of December 31, 2008, 2007, and 2006 and changes for the years ended on those dates is presented below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,319,661	$10.86	1,727,538	$11.01	2,164,421	$10.63
Granted	-0-	$0.00	-0-	$0.00	-0-	$0.00
Exercised	(409,478)	$10.65	(177,235)	$10.25	(399,727)	$8.69
Forfeited	(151,703)	$14.38	(230,642)	$12.48	(37,156)	$14.16

Outstanding at end of year	758,480	$10.26	1,319,661	$10.86	1,727,538	$11.01

Exercisable at end of year	758,480	$10.26	1,319,661	$10.86	1,727,538	$11.01

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 26—Stock Option Plan (Continued)

Stock Option Plan (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/08	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable At 12/31/08	Weighted Average Exercise Price
$5.14-$8.99	202,153	3.4	$6.59	202,153	$6.59
$9.00-$9.99	50,087	4.4	$9.27	50,087	$9.27
$10.00-$10.99	68,302	2.3	$10.73	68,302	$10.73
$11.00-$11.99	217,936	2.2	$11.51	217,936	$11.51
$12.00-$15.00	220,002	4.3	$12.49	220,002	$12.49

Total	758,480	3.3	$10.26	758,480	$10.26

Note 27—Contingent Liabilities

There are no material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.

Note 28—Related Party Transactions

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

The following is an analysis of loans to related parties:

(dollars in thousands)
Balances December 31, 2007	$3,408
Advances	7,098
Repayments	(8,133)
Other	329

Balances December 31, 2008	$2,702

The “Other” line primarily reflects additions as a result of individuals designated as a “related party” during the year.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 29—Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all financial institutions by banking regulators. At December 31, 2008, dividends up to approximately $85 million could be paid from First Commonwealth’s subsidiary bank without regulatory approval. The dividend restrictions have not had, and are not expected to have, a significant impact on First Commonwealth’s ability to meet its cash obligations.

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

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2008, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 29—Regulatory Restrictions and Capital Adequacy (Continued)

As of December 31, 2008, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minimum		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2008

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$661,002	12.4%	$427,170	8.0%	N/A	N/A
First Commonwealth Bank	$613,619	11.6%	$423,251	8.0%	$529,063	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$608,201	11.4%	$213,585	4.0%	N/A	N/A
First Commonwealth Bank	$560,860	10.6%	$211,625	4.0%	$317,438	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$608,201	9.9%	$244,896	4.0%	N/A	N/A
First Commonwealth Bank	$560,860	9.2%	$243,164	4.0%	$303,955	5.0%

As of December 31, 2007

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$539,986	12.0%	$358,656	8.0%	N/A	N/A
First Commonwealth Bank	$517,685	11.7%	$355,036	8.0%	$443,795	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$497,590	11.1%	$179,328	4.0%	N/A	N/A
First Commonwealth Bank	$475,289	10.7%	$177,518	4.0%	$266,277	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$497,590	8.9%	$167,380	3.0%	N/A	N/A
First Commonwealth Bank	$475,289	8.6%	$165,798	3.0%	$276,331	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition

	December 31,
	2008	2007
	(dollars in thousands)
Assets
Cash	$23,023	$1,003
Securities available for sale	-0-	4,000
Loans to affiliated parties	54	62
Investment in subsidiaries	643,021	669,925
Investment in unconsolidated subsidiary trusts	3,304	3,307
Investment in jointly-owned company	7,546	7,179
Premises and equipment	12,662	5,644
Dividends receivable from subsidiaries	4,324	4,202
Receivable from subsidiaries	2,844	663
Other assets	99,151	15,736

Total assets	$795,929	$711,721

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$15,341	$5,151
Dividends payable	14,459	12,432
Loans payable	7,600	19,600
Subordinated debentures payable	105,750	105,750
Shareholders’ equity	652,779	568,788

Total liabilities and shareholders’ equity	$795,929	$711,721

Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Interest and dividends	$3	$19	$56
Dividends from subsidiaries	68,359	64,560	57,268
Interest expense	(8,258)	(9,507)	(9,233)
Other income	29,365	118	-0-
Operating expenses	(44,410)	(13,954)	(12,229)

Income before taxes and equity in undistributed earnings of subsidiaries	45,059	41,236	35,862
Applicable income tax benefits	8,433	8,454	8,503

Income before equity in undistributed earnings of subsidiaries	53,492	49,690	44,365
Equity in undistributed (loss) earnings of subsidiaries	(10,405)	(3,440)	8,589

Net income	$43,087	$46,250	$52,954

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Operating Activities
Net income	$43,087	$46,250	$52,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,314	652	566
Net gains on sale of assets	11	(85)	-0-
Gain from extinguishment of debt	-0-	(100)	-0-
(Decrease) increase in prepaid income taxes	(276)	2,023	(1,631)
Undistributed equity in subsidiaries	10,283	3,900	(11,310)
Other net	9,359	(3,452)	(4,482)

Net cash provided by operating activities	65,778	49,188	36,097

Investing Activities
Transactions with securities available for sale:
Purchases of investment securities	-0-	(3,998)	(6,895)
Maturities and redemptions of investment securities	4,000	6,900	27,500
Net change in loans to affiliated parties	8	236	42
Purchases of premises and equipment	(3,856)	(430)	(257)
Proceeds from sale of premises and equipment	(6,299)	169	-0-
Acquisition of affiliate, net of cash received	-0-	-0-	(15,961)
Change in receivable from and net investment in subsidiaries	(2,182)	(438)	4,874
Additional investment in subsidiary	(88,512)	-0-	-0-

Net cash (used) provided by investing activities	(96,841)	2,439	9,303

Financing Activities
Issuance of other long-term debt	4,500	13,500	-0-
Repayment of subordinated debentures	-0-	(2,400)	-0-
Repayment of other long-term debt	(14,500)	(3,500)	-0-
Discount on dividend reinvestment plan purchases	(916)	(920)	(903)
Purchase of treasury stock	-0-	(9,971)	-0-
Proceeds from sale of treasury stock	4,360	1,816	3,472
Cash dividends paid	(49,375)	(49,553)	(48,507)
Stock option tax benefit	184	86	408
Proceeds from capital issuance	108,830	-0-	-0-

Net cash provided (used) by financing activities	53,083	(50,942)	(45,530)

Net increase (decrease) in cash	22,020	685	(130)
Cash at beginning of year	1,003	318	448

Cash at end of year	$23,023	$1,003	$318

Cash dividends declared per common share were $0.68 for 2008, 2007 and 2006.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

During 2008, dividends from subsidiaries included special dividends of $15.0 million received from First Commonwealth Bank and $3.0 million received from FraMal Holdings Corporation, both wholly owned subsidiaries. After distribution of these special dividends, which were within guidelines established by the banking regulators, First Commonwealth Bank remained classified as a well-capitalized institution. During 2007, dividends from subsidiaries included a special dividend of $19.5 million from First Commonwealth Bank. During 2006, dividends from subsidiaries included special dividends of $3.0 million that were received from FraMal Holdings Corporation.

During 2004, the ESOP obtained a $14.0 million line of credit from an unrelated financial institution. The line of credit was used to purchase stock in 2005 for the ESOP and is guaranteed by First Commonwealth. During 2005, $8.5 million was borrowed on the line. There were no borrowings on the line during 2008, 2007 and 2006. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders’ equity. See Note 26 “Unearned ESOP Shares.”

As of December 31, 2007, the parent company had a line of credit to be used for general operating cash flows. The line of credit was with an unrelated financial institution for $15.0 million, and as of December 31, 2008, was not drawn upon.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data—Unaudited

The unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are as follows:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Interest income	$81,807	$82,221	$81,139	$82,429
Interest expense	40,723	35,290	33,212	29,773

Net interest income	41,084	46,931	47,927	52,656
Provision for credit losses	3,179	5,361	3,913	10,642

Net interest income after provision for credit losses	37,905	41,570	44,014	42,014
Net securities gains (losses)	501	(451)	(7,709)	(3,835)
Other non-interest income	12,955	13,540	13,983	13,847
Other expenses	38,856	38,885	38,997	41,877

Income before income taxes	12,505	15,774	11,291	10,149
Applicable income taxes	1,384	2,861	1,127	1,260

Net income	$11,121	$12,913	$10,164	$8,889

Basic earnings per share	$0.15	$0.18	$0.14	$0.11
Diluted earnings per share	$0.15	$0.18	$0.14	$0.11
Average shares outstanding	72,452,875	72,624,053	72,715,709	80,076,383
Average shares outstanding assuming dilution	72,559,668	72,734,711	72,817,216	80,179,260

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Interest income	$84,197	$81,861	$82,238	$82,799
Interest expense	42,946	42,022	42,104	42,641

Net interest income	41,251	39,839	40,134	40,158
Provision for credit losses	2,979	2,415	2,296	2,352

Net interest income after provision for credit losses	38,272	37,424	37,838	37,806
Net securities gains	605	150	16	403
Other non-interest income	10,821	12,251	12,197	12,427
Other expenses	37,769	36,883	36,480	36,875

Income before income taxes	11,929	12,942	13,571	13,761
Applicable income taxes	1,034	1,454	1,352	2,113

Net income	$10,895	$11,488	$12,219	$11,648

Basic earnings per share	$0.15	$0.16	$0.17	$0.16
Diluted earnings per share	$0.15	$0.16	$0.17	$0.16
Average shares outstanding	73,113,823	73,180,532	72,589,329	72,391,577
Average shares outstanding assuming dilution	73,370,678	73,314,997	72,705,753	72,513,962

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Information called for by this item concerning the identification and business experience of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Proposal 1 – Election of Directors,” and is incorporated herein by reference.

Information called for by this item concerning the identification and business experience of First Commonwealth’s executive officers will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Executive Officers,” and is incorporated herein by reference.

Information called for by this item concerning First Commonwealth’s compliance with section 16(a) of the Exchange Act will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Compliance with Beneficial Ownership Reporting,” and is incorporated herein by reference.

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

Information called for by this item concerning First Commonwealth’s Audit Committee and the identification of “Audit Committee financial experts” will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Corporate Governance,” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information called for by this item concerning compensation of First Commonwealth’s executive officers will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by this item concerning security ownership of certain beneficial owners and security ownership of management will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Stock Ownership,” and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

The following table provides information related to our existing equity compensation plans as of December 31, 2008:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	501,286	$11.843	None	(2)
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	501,286	$11.843	N/A

(1)	The table does not include information on stock options issued by First Commonwealth in substitution for stock options of GA Financial, Inc. and Pittsburgh Financial Corporation upon the acquisition of those companies. At December 31, 2008, 257,194 shares of common stock are issuable upon exercise of substitute stock options issued in connection with those acquisitions with a weighted average exercise price of $7.19. First Commonwealth cannot grant additional stock options or other equity awards under the GA Financial or Pittsburgh Financial equity compensation plans.

(2)	First Commonwealth’s stock-based compensation plan expired in 2005. Therefore, no shares were available for issuance under equity compensation plans at December 31, 2008.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

Information called for by this item concerning transactions with related persons and review, approval or ratification of transactions with related persons will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Related Party Transactions,” and is incorporated herein by reference.

Information called for by this item concerning director independence will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information called for by this item concerning fees paid to First Commonwealth’s principal accountant and First Commonwealth’s pre-approval policies and procedures will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2009, under the heading “Annual Audit Information,” and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	Exhibits, Financial Statements and Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A

(3)	Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3(i) to the quarterly report on Form 10-Q for the quarter ended March 31, 1994

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.2 to the current report as Form 8-K filed January 17, 2008

10.1	Change of Control Agreement dated October 30, 1995 entered into between FCFC and William R. Jarrett	Exhibit 10.6 to the annual report on Form 10-K filed March 21, 1996

10.2	Change of Control Agreement dated October 18, 2005 entered into between FCFC and John J. Dolan	Exhibit 10.2 to the annual report on Form 10-K filed February 29, 2008

10.3	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Sue A. McMurdy	Exhibit 10.3 to the annual report on Form 10-K filed February 29, 2008

10.4	Change of Control Agreement dated October 18, 2005 entered into between FCFC and R. John Previte	Exhibit 10.4 to the annual report on Form 10-K filed February 29, 2008

10.5	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Thaddeus J. Clements	Exhibit 10.2 to the annual report on Form 10-K filed March 2, 2006

10.6	Amended and Restated Supplemental Executive Retirement Plan	Filed herewith

10.7	Change of Control Agreement dated October 15, 2007 entered into between FCFC and Edward J. Lipkus, III	Exhibit 10.8 to the annual report on Form 10-K filed February 29, 2008

10.8	Employment Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.9 to the annual report on Form 10-K filed February 29, 2008

10.9	Restricted Stock Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.10 to the annual report on Form 10-K filed February 29, 2008

10.10	Change of Control Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.11 to the annual report on Form 10-K filed February 29, 2008

10.11	2008 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 8, 2008

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	Exhibits, Financial Statements and Schedules (Continued)

Exhibit Number	Description	Incorporated by Reference to
10.12	2007-2009 Long Term Cash Incentive Plan	Exhibit 10.13 to the annual report on Form 10-K filed February 29, 2008

10.13	2008-2010 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2008

14.1	Code of Conduct and Ethics	Exhibit 14.1 to the annual report on Form 10-K filed March 2, 2006

14.2	Code of Ethics for CEO and Senior Financial Officers	Exhibit 14.2 to the annual report on Form 10-K filed March 2, 2006

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/s/ JOHN J. DOLAN
John J. Dolan President and Chief Executive Officer

Dated: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JULIE A. CAPONI Julie A. Caponi	Director	February 26, 2009

/s/ RAY T. CHARLEY Ray T. Charley	Director	February 26, 2009

/s/ JULIA E. TRIMARCHI CUCCARO Julia E. Trimarchi Cuccaro	Director	February 26, 2009

/s/ DAVID S. DAHLMANN David S. Dahlmann	Director	February 26, 2009

/s/ JOHN J. DOLAN John J. Dolan	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2009

/s/ JOHNSTON A. GLASS Johnston A. Glass	Director	February 26, 2009

/s/ DALE P. LATIMER Dale P. Latimer	Director	February 26, 2009

/s/ EDWARD J. LIPKUS, III Edward J. Lipkus, III	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/s/ JAMES W. NEWILL James W. Newill	Director	February 26, 2009

/s/ JOHN A. ROBERTSHAW, JR. John A. Robertshaw, Jr.	Director	February 26, 2009

Signature	Capacity	Date

/s/ LAURIE S. SINGER Laurie S. Singer	Director	February 26, 2009

/s/ DAVID R. TOMB, JR. David R. Tomb, Jr.	Director	February 26, 2009

/s/ ROBERT J. VENTURA Robert J. Ventura	Director	February 26, 2009