Form 10-Q
period 2009-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2009-05-07
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of April 30, 2009 was 85,055,220.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009	December 31, 2008
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$93,259	$88,277
Interest-bearing bank deposits	392	289
Securities available for sale, at fair value	1,271,925	1,349,920
Securities held to maturity, at amortized cost, (Fair value $46,950 in 2009 and $50,558 in 2008)	46,433	50,840
Other investments	51,431	51,431
Loans:
Portfolio loans	4,457,358	4,418,377
Allowance for credit losses	(41,549)	(52,759)

Net loans	4,415,809	4,365,618

Premises and equipment, net	73,376	72,636
Other real estate owned	25,936	3,262
Goodwill	159,956	159,956
Amortizing intangibles, net	9,490	10,233
Other assets	274,567	273,418

Total assets	$6,422,574	$6,425,880

Liabilities
Deposits (all domestic):
Noninterest-bearing	$573,573	$566,845
Interest-bearing	3,744,855	3,713,498

Total deposits	4,318,428	4,280,343
Short-term borrowings	1,111,220	1,139,737
Other liabilities	56,255	63,778

Subordinated debentures	105,750	105,750
Other long-term debt	183,421	183,493

Total long-term debt	289,171	289,243

Total liabilities	5,775,074	5,773,101

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 200,000,000 shares authorized; 86,600,431 shares issued and 85,055,220 shares outstanding at March 31, 2009; 86,600,431 shares issued and 85,050,744 shares outstanding in 2008	86,600	86,600
Additional paid-in capital	302,862	303,008
Retained earnings	305,712	309,947
Accumulated other comprehensive loss, net	(22,763)	(21,269)
Treasury stock (1,545,211 and 1,549,687 shares at March 31, 2009 and December 31, 2008, respectively, at cost)	(17,811)	(17,907)
Unearned ESOP shares	(7,100)	(7,600)

Total shareholders’ equity	647,500	652,779

Total liabilities and shareholders’ equity	$6,422,574	$6,425,880

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended March 31,
	2009	2008
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$58,275	$62,067
Interest and dividends on investments:
Taxable interest	13,708	15,531
Interest exempt from Federal income taxes	2,894	3,595
Dividends	63	609
Interest on bank deposits	1	5

Total interest income	74,941	81,807

Interest Expense
Interest on deposits	19,576	31,033
Interest on short-term borrowings	1,347	3,705

Interest on subordinated debentures	1,766	1,911
Interest on other long-term debt	1,653	4,074

Total interest on long-term debt	3,419	5,985

Total interest expense	24,342	40,723

Net Interest Income	50,599	41,084
Provision for credit losses	8,242	3,179

Net Interest Income after Provision for Credit Losses	42,357	37,905

Non-Interest Income
Impairment losses on securities	(28,589)	-0-
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	18,723	-0-

Net impairment losses	(9,866)	-0-
Net securities gains	24	501
Trust income	1,087	1,532
Service charges on deposit accounts	3,837	4,425
Insurance and retail brokerage commissions	1,616	1,277
Income from bank owned life insurance	1,138	1,487
Card related interchange income	1,896	1,753
Other operating income	3,008	2,481

Total non-interest income	2,740	13,456

Non-Interest Expense
Salaries and employee benefits	22,500	20,330
Net occupancy expense	4,000	3,907
Furniture and equipment expense	2,975	3,078
Advertising expense	513	628
Data processing expense	1,132	1,051
Pennsylvania shares tax expense	1,331	1,271
Intangible amortization	743	831
Collection and repossession expense	901	615
FDIC insurance	1,521	123
Other professional fees and services	1,063	750
Other operating expenses	6,669	6,272

Total non-interest expense	43,348	38,856

Income before income taxes	1,749	12,505
Provision for income taxes	62	1,384

Net Income	$1,687	$11,121

Average Shares Outstanding	84,521,266	72,452,875
Average Shares Outstanding Assuming Dilution	84,594,211	72,559,668
Per Share Data:
Basic Earnings per Share	$0.02	$0.15
Diluted Earnings per Share	$0.02	$0.15
Cash Dividends Declared per Common Share	$0.12	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption of FSP FAS 115-2 and FAS 124-2 ($6.5 million, net of $2.3 million tax)	-0-	-0-	4,223	(4,223)	-0-	-0-	-0-

Balance at January 1, 2009	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net income	-0-	-0-	1,687	-0-	-0-	-0-	1,687
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	8,502	-0-	-0-	8,502
Noncredit related losses on securities not expected to be sold	-0-	-0-	-0-	(12,170)	-0-	-0-	(12,170)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	6,397	-0-	-0-	6,397

Total other comprehensive income							2,729

Total comprehensive income							4,416
Cash dividends declared	-0-	-0-	(10,145)	-0-	-0-	-0-	(10,145)
Net decrease in unearned ESOP shares ($631 thousand, net of $221 thousand tax)	-0-	(90)	-0-	-0-	-0-	500	410
Discount on dividend reinvestment plan purchases	-0-	(208)	-0-	-0-	-0-	-0-	(208)
Tax benefit of stock options exercised	-0-	149	-0-	-0-	-0-	-0-	149
Treasury stock reissued	-0-	1	-0-	-0-	51	-0-	52
Restricted stock	-0-	2	-0-	-0-	45	-0-	47

Balance at March 31, 2009	$86,600	$302,862	$305,712	$(22,763)	$(17,811)	$(7,100)	$647,500

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of EITF Issue No. 06-4 ($1.5 million, net of $0.5 million tax)	-0-	-0-	(984)	-0-	-0-	-0-	(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income	-0-	-0-	11,121	-0-	-0-	-0-	11,121
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	7,664	-0-	-0-	7,664
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(302)	-0-	-0-	(302)

Total other comprehensive income							7,362

Total comprehensive income							18,483
Cash dividends declared	-0-	-0-	(12,325)	-0-	-0-	-0-	(12,325)
Net decrease in unearned ESOP shares ($769 thousand, net of $269 thousand tax)	-0-	-0-	-0-	-0-	-0-	500	500
Discount on dividend reinvestment plan purchases	-0-	(226)	-0-	-0-	-0-	-0-	(226)
Treasury stock reissued	-0-	(165)	-0-	-0-	375	-0-	210
Restricted stock	-0-	-0-	-0-	-0-	32	-0-	32

Balance at March 31, 2008	$75,100	$206,498	$317,058	$7,215	$(22,293)	$(9,100)	$574,478

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Operating Activities
Net income	$1,687	$11,121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,242	3,179
Deferred tax expense (benefit)	1,213	(279)
Depreciation and amortization	3,076	2,507
Net losses (gains) on securities and other assets	9,598	(562)
Net amortization of premiums and discounts on securities	(9)	52
Net amortization of premiums and discounts on long-term debt	(1,097)	(1,121)
Income from increase in cash surrender value of bank owned life insurance	(1,138)	(1,487)
Decrease in interest receivable	140	299
Decrease in interest payable	(819)	(1,463)
(Decrease) increase in income taxes payable	(1,858)	1,202
Other-net	(4,460)	(8,657)

Net cash provided by operating activities	14,575	4,791

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	4,479	5,685
Transactions in securities available for sale:
Proceeds from sales	1,993	2,424
Proceeds from maturities and redemptions	74,047	103,230
Purchases	(2,248)	(160,034)
Proceeds from sales of other assets	1,986	1,662
Net (increase) decrease in interest-bearing deposits with banks	(103)	1,500
Net increase in loans	(83,685)	(201,686)
Purchases of premises and equipment	(2,808)	(2,084)

Net cash used in investing activities	(6,339)	(249,303)

Financing Activities
Repayments of other long-term debt	(99)	(42,120)
Proceeds from issuance of long-term debt	2,403	28,500
Discount on dividend reinvestment plan purchases	(208)	(226)
Dividends paid	(14,398)	(12,320)
Net (decrease) increase in Federal funds purchased	(85,200)	3,900
Net increase in other short-term borrowings	55,904	284,768
Net increase (decrease) in deposits	38,143	(26,437)
Proceeds from sale of treasury stock	52	210
Stock option tax benefit	149	-0-

Net cash (used in) provided by financing activities	(3,254)	236,275

Net increase (decrease) in cash and cash equivalents	4,982	(8,237)
Cash and cash equivalents at January 1	88,277	100,791

Cash and cash equivalents at March 31	$93,259	$92,554

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 1 Basis of Presentation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its wholly owned subsidiaries (“First Commonwealth”). All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2008 and 2009 to conform to the classifications presented for 2009. The Consolidated Statements of Financial Condition presented on page 3 reflects amounts for the period ended December 31, 2008 which have been reclassified from the presentation provided in First Commonwealth’s 2008 Annual Report on Form 10-K. This reclassification relates to $13.0 million in borrowings which were presented as short-term in the Annual Report on Form 10-K and are now presented as long-term borrowings in the 2009 financial statements. The amount reclassified represents debt with an original maturity of greater than one year, but remaining maturity of less than one year.

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

The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2008 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations, corporate governance information, policies, and documents as well as information about products and services offered by First Commonwealth.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	March 31, 2009			March 31, 2008
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$13,080	$(4,578)	$8,502	$11,792	$(4,128)	$7,664
Noncredit related losses on securities not expected to be sold	(18,723)	6,553	(12,170)	-0-	-0-	-0-
Less: reclassification adjustment for losses (gains) realized in net income	9,842	(3,445)	6,397	(465)	163	(302)

Net unrealized (losses) gains	4,199	(1,470)	2,729	11,327	(3,965)	7,362

Other comprehensive (loss) income	$4,199	$(1,470)	$2,729	$11,327	$(3,965)	$7,362

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on noncash investing and financing activities.

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cash paid during the current year for:
Interest	$24,853	$40,947
Income taxes	$500	$700

Noncash investing and financing activities:
ESOP loan reductions	$500	$500
Loans transferred to other real estate owned and repossessed assets	$24,914	$2,712
Investments purchased, not settled	$1,491	$-0-
Net unrealized (losses) gains on securities available for sale	$4,199	$11,327

Correction of Prior Period Error in Cash Flow

For reporting periods prior to March 31, 2009, we have identified an error in the line classification on our Consolidated Statements of Cash Flows. In these periods, we presented the change in “Payable due to investments purchased/not settled” in the Operating Activities section of the Consolidated Statements of Cash Flows, instead of in the Investing Activities section.

The error has been corrected in the Consolidated Statements of Cash Flows presented on page 7 by removing the transaction from the Operating Activities section and including it in the Investing Activities section. Also, unsettled transactions related to the purchase or sale of investment securities are now presented as part of the non-cash transaction disclosure table presented above.

We have not amended or restated any prior period filings as this error does not impact our reported net income, net cash flows, or shareholders’ equity.

The affect of the correction of this error on Net cash (used in) provided by operating activities and Net cash (used in) provided by investing activities for prior reporting periods is reflected below.

	For the Three Months Ended March 31, 2008
		For Years Ended December 31,
		2008	2007	2006
	(dollars in thousands)
Consolidated Statements of Cash Flow
Net Cash (used in) provided by operating activities:
Original	$(11,671)	$52,320	$69,746	$62,215
Revised	$4,791	$68,782	$61,953	$53,545

Net Cash (used in) provided by investing activities:
Original	$(232,841)	$(594,190)	$156,524	$308,136
Revised	$(249,303)	$(610,652)	$164,317	$316,806

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 3 Supplemental Cash Flow Disclosures (Continued)

The affect of this correction on the Supplemental Disclosure for prior periods is as follows:

	For the Three Months Ended March 31, 2008	For Years Ended December 31,

		2008	2007	2006
	(dollars in thousands)
Supplemental Cash Flow Disclosure

Investments purchased, not settled:
Original	$-0-	$-0-	$-0-	$-0-
Revised	$-0-	$-0-	$16,462	$8,670

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives Federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s carrying value, or its maximum potential exposure, to these partnerships is $1.5 million as of March 31, 2009, which consists of twelve limited partnership investments. Management evaluates the limited partnerships annually for impairment and recorded a $1.2 million impairment charge in the fourth quarter of 2008. Based on FIN 46(R), First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of the partnerships results are recognized as earned.

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

The following table identifies the notional amount of those instruments at March 31, 2009 (dollars in thousands):

Commitments to extend credit	$1,527,586
Financial standby letters of credit	$105,620
Performance standby letters of credit	$81,056
Commercial letters of credit	$29

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 5 Commitments and Letters of Credit (Continued)

The current notional amounts outstanding above include financial standby letters of credit of $2.0 million, performance standby letters of credit of $223 thousand, and commercial letters of credit of $9 thousand issued during the first three months of 2009. A liability of $383 thousand has been recorded which represents the fair value of letters of credit issued in 2008 and 2009.

Note 6 Investment Securities

Below is an analysis of the amortized cost and fair values of securities available for sale at March 31 (dollars in thousands):

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$52,359	$2,389	$-0-	$54,748
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	842,074	30,013	(12)	872,075
Other Government – Sponsored Enterprises	75,000	1,227	-0-	76,227
Obligations of States and Political Subdivisions	206,613	2,860	(3,652)	205,821
Corporate Securities	23,959	-0-	(9,750)	14,209
Pooled Trust Preferred Collateralized Debt Obligations	95,038	-0-	(58,359)	36,679

Total Debt Securities	1,295,043	36,489	(71,773)	1,259,759
Equities	12,421	103	(358)	12,166

Total Securities Available for Sale	$1,307,464	$36,592	$(72,131)	$1,271,925

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$310	$311
Due after 1 but within 5 years	84,709	86,312
Due after 5 but within 10 years	41,911	43,399
Due after 10 years	273,680	202,914

	400,610	332,936
Mortgage Backed Securities – Residential (a)	894,433	926,823

Total Debt Securities	$1,295,043	$1,259,759

(a)	Mortgage Backed Securities – Residential include an amortized cost of $52 million and a fair value of $55 million for Obligations of U.S. Government agencies issued by the Government National Mortgage Association. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $842 million and a fair value of $872 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 6 Investment Securities (Continued)

For the three months ended March 31, 2009, net securities gains included $24 thousand in gains and no losses.

Below is an analysis of the amortized cost and fair values of debt securities held to maturity at March 31 (dollars in thousands):

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$33	$2	$-0-	$35
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	137	8	-0-	145
Obligations of States and Political Subdivisions	46,263	913	(406)	46,770

Total Securities Held to Maturity	$46,433	$923	$(406)	$46,950

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$1,107	$1,121
Due after 1 but within 5 years	11,678	12,142
Due after 5 but within 10 years	7,387	7,639
Due after 10 years	26,091	25,868

	46,263	46,770
Mortgage Backed Securities – Residential (a)	170	180

Total Debt Securities	$46,433	$46,950

(a)	Mortgage Backed Securities – Residential include an amortized cost of $33 thousand and a fair value of $35 thousand for Obligations of U.S. Government Agencies issued by the Government National Mortgage Association. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $137 thousand and a fair value of $145 thousand.

For the three months ended March 31, 2009, there were no realized gains or losses on securities held to maturity.

Note 7 Impairment of Investment Securities

During the first quarter of 2009, First Commonwealth early adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 7 Impairment of Investment Securities (Continued)

temporary impairment on debt securities not expected to be sold be recognized in other comprehensive income (“OCI”). As a result, in the first quarter of 2009 we recorded $9.9 million in other-than-temporary impairment charges. These charges include $8.4 million in credit related other-than-temporary impairment on four trust preferred collateralized debt obligations and $1.5 million recorded on equity securities related to four Pennsylvania-based financial institutions. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities. Additionally, $18.7 million in noncredit related other-than-temporary impairment was recorded in OCI on the four trust preferred collateralized debt obligations.

The following table shows the effect of adopting FSP FAS 115-2 and FAS 124-2 on the financial statements as of March 31, 2009 (dollars in thousands, except share data):

	Prior to Adoption	After Adoption	Effect of Adoption
Impairment losses on securities	$(28,589)	$(9,866)	$18,723
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	$-0-	$18,723	$18,723
Net impairment losses	$(28,589)	$(9,866)	$18,723
Net income	$(10,483)	$1,687	$12,170
Basic Earnings Per Share	$(0.12)	$0.02	$0.14
Diluted Earnings Per Share	$(0.12)	$0.02	$0.14
Accumulated other comprehensive loss	$(10,593)	$(22,763)	$(12,170)

In accordance with the new guidance, the noncredit related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI at the beginning of the year. In 2008, $13.0 million in other-than-temporary impairment charges were recognized, of which $6.5 million related to noncredit related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $6.5 million, or $4.2 million net of tax.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to financial institutions. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of EITF 99-20, and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 7 Impairment of Investment Securities (Continued)

cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FSP FAS 115-2 and FAS 124-2. There is a risk that this quarterly review could result in First Commonwealth recording other-than-temporary impairment charges in the future. See Note 9 “Fair Values of Assets and Liabilities” for additional information.

The following table presents the gross unrealized losses and fair values at March 31, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government –Sponsored Enterprises:
Mortgage Backed Securities – Residential	$855	$(12)	$8	$-0-	$863	$(12)
Corporate Securities	7,157	(3,970)	7,052	(5,780)	14,209	(9,750)
Pooled Trust Preferred Collateralized Debt Obligations	12,176	(8,223)	24,503	(50,136)	36,679	(58,359)
Obligations of States and Political Subdivisions	101,254	(2,763)	18,548	(1,295)	119,802	(4,058)

Total Debt Securities	121,442	(14,968)	50,111	(57,211)	171,553	(72,179)
Equities	2,694	(358)	-0-	-0-	2,694	(358)

Total Securities	$124,136	$(15,326)	$50,111	$(57,211)	$174,247	$(72,537)

At March 31 2009, 5.6% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities. Corporate fixed income comprised 13.4% of the total unrealized losses, while pooled trust preferred collateralized debt obligations accounted for 80.5% and equity securities accounted for the remaining 0.5%. The unrealized losses in the equity securities category consist of two issues, neither of which has been in a continuous unrealized loss position for more than twelve months.

Corporate securities had a total unrealized loss of $9.8 million as of March 31, 2009. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large regional banks. As of March 31, 2009, our single issue trust preferred securities had an amortized cost of $22.8 million and an estimated fair value of $13.1 million, while our corporate debentures had a book value of $1.2 million and an estimated fair value of $1.1 million. After a review of each of the issuer’s asset quality, earnings trend and capital position it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 7 Impairment of Investment Securities (Continued)

The following table provides additional information related to our corporate securities:

Corporate Securities

(Single Issue Trust Preferred Securities and Corporate Debentures)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Book Value	Fair Value	Unrealized Loss	Current Moody’s/ Fitch Issuer Ratings
BP Bank America Inst	Bank of America Corp	$1,029	$410	$(619)	Baa3/BB
BP MBNA Capital	Bank of America Corp	1,032	411	(621)	Baa3/BB
NB Capital Trust II	Bank of America Corp	3,085	1,233	(1,852)	Baa3/BB
North Fork Cap Trust	Capital One Financial Corp	1,267	564	(703)	Baa1/BBB+
Reliance Cap Trust	Capital One Financial Corp	488	218	(270)	NA/NA
FCB/SC Cap Trust	First Citizens Bancorporation	493	150	(343)	NA/NA
Fifth Third Cap	Fifth Third Bancorp	250	115	(135)	NA/NA
Signal Capital Trust I	FirstMerit Corp	1,298	500	(798)	NA/NA
PBI Capital Trust	Fulton Financial Corp	247	88	(159)	NA/NA
KeyCorp Capital II	KeyCorp	1,847	1,405	(442)	A3/A-
Union State Capital Trust I	KeyCorp	1,038	450	(588)	NA/NA
BSB Cap Trust	M&T Bank Corp	463	236	(227)	NA/NA
First Empire Cap MTB	M&T Bank Corp	4,899	3,690	(1,209)	A3/BBB+
PNC Capital Trust	PNC Financial Services Group	452	359	(93)	A2/NA
Valley Cap Trust	Rabobank Group	250	232	(18)	NA/NA
Centura Cap Trust	Royal Bank of Canada	1,139	892	(247)	A2/A+
Susquehanna Cap	Susquehanna Bancshares	500	440	(60)	Baa2/NA
First Union Instit Cap I	Wells Fargo Co.	3,000	1,733	(1,267)	A3/AA-

Total Single Issue Trust Preferred Securities		22,777	13,126	(9,651)

Fulton Financial Corp	Fulton Financial Corp	442	363	(79)	A3/BBB+
Provident Bk MD	Provident Bankshares Corp	244	233	(11)	NA/BBB-
PNC Bank NA	PNC Financial Services Group	496	487	(9)	A1/A

Total Corporate Debentures		1,182	1,083	(99)

Total Corporate Securities		$23,959	$14,209	$(9,750)

As of March 31, 2009, the book value of our pooled trust preferred collateralized debt obligations totaled $95.0 million with an estimated fair value of $36.7 million, which includes securities issued by 376 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. During the first quarter of 2009, all of the pooled issues were downgraded by Moody’s Investor Services. Two of the pooled issues, representing $12.5 million of the $95.0 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7.3% to 35.4% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2009, after taking into account management’s best estimates of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 7 Impairment of Investment Securities (Continued)

future interest deferrals and defaults, the excess subordination in our tranches ranged from 0.0% to 116.27% of the current performing collateral. The following table provides additional information related to our pooled trust preferred securities:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Book Value	Fair Value	Unrealized Loss	Moody’s/ Fitch Ratings	Current Number of Banks	Actual Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
Pre TSL I	Senior	$3,706	$3,009	$(697)	A1/A	32	15.86%	116.27%
Pre TSL IV	Mezzanine	1,830	730	(1,100)	Ca/B	6	18.05%	51.03%
Pre TSL V	Mezzanine	620	242	(378)	Ba3/A	4	0.00%	73.54%
Pre TSL VI	Mezzanine	369	175	(194)	Caa1/CCC	5	61.35%	0.00%
Pre TSL VII	Mezzanine	7,856	2,465	(5,391)	Ca/CC	20	46.89%	0.00%
Pre TSL VIII	Mezzanine	3,723	1,237	(2,486)	Ca/CC	36	28.01%	0.00%
Pre TSL IX	Mezzanine	3,000	932	(2,068)	Ca/CC	49	12.85%	11.19%
Pre TSL X	Mezzanine	4,000	1,218	(2,782)	Ca/CC	58	17.92%	4.28%
Pre TSL XII	Mezzanine	10,000	3,133	(6,867)	Ca/CC	79	9.06%	12.43%
Pre TSL XIII	Mezzanine	17,500	5,357	(12,143)	Ca/CC	65	12.11%	12.36%
Pre TSL XIV	Mezzanine	16,023	5,112	(10,911)	Ca/CC	64	9.01%	19.67%
MMCap I	Senior	8,838	6,703	(2,135)	A3/A	29	9.15%	96.39%
MMCap I	Mezzanine	1,063	508	(555)	Ca/CCC	29	9.15%	12.05%
MM Comm IX	Mezzanine	16,510	5,858	(10,652)	Caa3/CC	34	16.65%	0.00%

Total		$95,038	$36,679	$(58,359)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the first quarter of 2009, $8.4 million in other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities. Additional information related to this analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 7 Impairment of Investment Securities (Continued)

and FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2009. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 376 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy, and liquidity.

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators. In all cases, a 10% projected recovery rate is applied to projected defaults. The probability of default is updated quarterly. As of March 31, 2009, default probabilities for performing collateral ranged from 0.35% to 90%.

Our credit evaluation provides a basis for determining deferral and default probabilities for each underlying piece of collateral. Using the results of the credit evaluation, the next step of the process is to look at pricing of senior debt or credit default swaps for the issuer (or where such information is unavailable, for companies having similar credit profiles as the issuer). The pricing of these market indicators provides the information necessary to determine appropriate default probabilities for each bank.

In addition to the above factors, our evaluation of impairment also includes a stress test analysis which provides an estimate of excess subordination for each tranche. We stress the cash flows of each pool by increasing current default assumptions to the level of defaults which results in an adverse change in estimated cash flows. This stressed breakpoint is then used to calculate excess subordination levels for each pooled trust preferred security.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 7 Impairment of Investment Securities (Continued)

The results of the stress test allows management to identify those pools that are at a greater risk for a future break in cash flows so that we can monitor banks in those pools more closely for potential deterioration of credit quality.

Based upon the analysis performed by management as of March 31, 2009, it is probable that we will collect all contractual principal and interest payments on all of our pooled trust preferred securities, except for Pre TSL VI, Pre TSL VII, Pre TSL VIII and MM Comm IX. The expected principal shortfall on these four securities resulted in an $8.4 million credit related other-than-temporary impairment charge in the first quarter of 2009.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

Balance, January 1, 2009 (a)	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	5,766
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	2,639

Balance, March 31, 2009	$10,921

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

Additionally in the first quarter of 2009, other-than-temporary impairment charges of $1.5 million were recorded on equity securities related to four Pennsylvania-based financial institutions. Management evaluates equity securities for other-than-temporary impairment by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes, and other relevant information. Based on the results of this review and factoring in the level of decline in the fair value of these equity securities, management could not substantiate that their market value would equal or exceed our cost basis within a reasonable period of time.

Note 8 Income Taxes

At January 1, 2009 and March 31, 2009, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of non-interest expense. Federal and state tax years 2005 through 2008 were open for examination as of March 31, 2009.

Note 9 Fair Values of Assets and Liabilities

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” and Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” became effective January 1, 2008. SFAS 159 permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth elected not to measure any existing financial instruments at fair value under SFAS 159, however, in the future we may elect to adopt SFAS 159 for select financial instruments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures, however, it does not expand the use of fair value measurements. FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” became effective January 1, 2009 and requires disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All nonfinancial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any nonfinancial liabilities to disclose. FASB also issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active” in October 2008, which clarified the application of SFAS 157 in a market that is not active. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued in April 2009 and provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity for assets or liabilities have significantly decreased. We early adopted FSP FAS 157-4 on March 31, 2009.

In accordance with SFAS 157, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 securities include equity holdings comprised of publicly traded bank stocks.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes U.S. Government securities, municipal securities, Federal Home Loan Bank (“FHLB”) stock, and interest rate derivatives that include interest rate swaps and risk participation agreements.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are corporate securities, pooled trust preferred collateralized debt obligations, impaired loans and municipal securities.

In accordance with SFAS 157, fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. If quoted market prices were not available, the valuation for investment utilized pricing models that varied based on asset class and included available trade, bid and other observable market information. Securities priced using this information are classified as Level 2.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately nine months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 7 “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is an active and liquid market. Adjustments are then made to reflect the credit and structural differences between these two security types.

Interest rate derivatives are reported at fair value utilizing Level 2 inputs and are included in Other Assets and Other Liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for a user defined set of instruments. The set of instruments currently used to determine the US Dollar yield curve includes cash LIBOR rates from overnight to three months, the first eight Eurodollar futures contracts, and swap rates at eight points from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 11 “Derivatives.”

For purposes of potential valuation adjustments to our derivative positions, First Commonwealth evaluates the credit risk of its counterparties as well as our own credit risk. Accordingly, we have considered factors such as the likelihood of default, expected loss given default, net exposures, and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. We review our counterparty exposure quarterly, and, when necessary, appropriate adjustments are made to reflect the exposure. We also utilize this approach to estimate our own credit risk on derivative liability positions. To date, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. The decrease from December 31, 2008 to March 31, 2009 in the value of derivative assets and derivative liabilities attributable to credit risk was $76 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$54,748	$-0-	$54,748
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	872,075	-0-	872,075
Other Government – Sponsored Enterprises	-0-	76,227	-0-	76,227
Obligations of States and Political Subdivisions	-0-	202,392	3,429	205,821
Corporate Securities	-0-	-0-	14,209	14,209
Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	36,679	36,679

Total Debt Securities	-0-	1,205,442	54,317	1,259,759
Equities	5,073	5,523	1,570	12,166

Total Securities Available for Sale	5,073	1,210,965	55,887	1,271,925
Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	18,781	-0-	18,781

Total Assets	$5,073	$1,281,177	$55,887	$1,342,137

Other Liabilities (a)	$-0-	$18,910	$-0-	$18,910

Total Liabilities	$-0-	$18,910	$-0-	$18,910

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at March 31, 2009:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$-0-	$19,780	$47,080	$1,570	$68,430
Realized and unrealized credit losses included in earnings	-0-	-0-	(8,405)	-0-	(8,405)
Total gains (losses) realized/unrealized in other comprehensive income	-0-	(5,571)	(1,848)	-0-	(7,419)
Purchases, settlements, pay downs, and maturities	-0-	-0-	(148)	-0-	(148)
Transfers into Level 3	3,429	-0-	-0-	-0-	3,429

Balance, end of quarter	$3,429	$14,209	$36,679	$1,570	$55,887

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at March 31, 2008:

	Corporate Securities	Equities	Total Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$1,034	$1,570	$2,604
Realized and unrealized credit losses included in earnings	-0-	-0-	-0-
Total gains (losses) realized/unrealized in other comprehensive income	(63)	-0-	(63)
Purchases, settlements, pay downs, and maturities	-0-	-0-	-0-
Transfers into Level 3	-0-	-0-	-0-

Balance, end of quarter	$971	$1,570	$2,541

The securities transferred from Level 2 to Level 3 were municipal securities. The primary reason for the transfer into Level 3 was the inactivity in the market for these securities which resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

Losses of $8.4 million included in earnings for the period are attributable to the change in realized losses relating to assets held at March 31, 2009 and are reported in the line “Impairment losses on securities” in the Consolidated Statements of Income.

The table below presents the balances of assets measured at fair value on a nonrecurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Impaired loans	$-0-	$-0-	$21,011	$21,011
Other real estate owned	-0-	25,560	-0-	25,560

Total Assets	$-0-	$25,560	$21,011	$46,571

Impaired loans over $100,000 are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The impaired loans are collateral based and the fair value is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information.

Fair value for other real estate owned is determined by an independent market based appraisal less costs to sell and is classified as level 2.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 10 Other Investments

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2009 and December 31, 2008, our FHLB stock totaled $51.4 million and is included in Other Investments on the Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

•	its operating performance;

•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;

•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and

•	its liquidity and funding position.

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three months ended March 31, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 11 Derivatives

First Commonwealth is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the market

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 11 Derivatives (Continued)

value of the swaps offset each other, except for the credit risk of the counterparties, which was calculated by taking into consideration the risk rating, probability of default and loss given default for all counterparties.

In 2008 we also entered into two risk participation agreements with a financial institution counterparty for an interest rate swap related to a loan in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The fee received, less the estimate of the liability for the credit exposure, was recognized in earnings at the time of the transaction.

A liability of $129 thousand was recorded for credit risk on an aggregate notional amount outstanding of $188.7 million for interest rate derivatives and $31.6 million for risk participation agreements at March 31, 2009. The fair value of our derivatives is included in a table in Note 9 “Fair Values of Assets and Liabilities” in the line items “Other Assets” and “Other Liabilities.”

The table below presents the amount representing the change in value of derivative assets and derivative liabilities attributable to credit risk included in the Consolidated Statements of Income:

Three Months Ended March 31, 2009
(dollars in thousands)
Non-hedging interest rate derivatives:
Other non-interest expense	$76

Note 12 New Accounting Pronouncements

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements,” when the volume and level of activity for assets or liabilities have significantly decreased. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement – to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We early adopted FSP FAS 157-4 on March 31, 2009, and the adoption did not have a material impact on our financial condition or results of operations.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 115-2 and FAS 124-2 amended Other-Than-Temporary Impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 12 New Accounting Pronouncements (Continued)

noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We early adopted FSP FAS 115-2 and FAS 124-2 on March 31, 2009. In accordance with this new accounting guidance, the noncredit related portion of other-than-temporary impairment losses previously recognized in earnings during 2008 was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI. Of the $13.0 million in other-than-temporary impairment charges recognized in 2008, $6.5 million related to noncredit related impairment, and accordingly, has been recorded, net of tax, as a cumulative effect adjustment in the Consolidated Statements of Changes in Shareholders’ Equity as of January 1, 2009. Refer to Note 7 “Impairment of Investment Securities” for further discussion.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 only relates to disclosures and therefore will not have an impact on First Commonwealth’s financial condition or results of operations. We will adopt FSP FAS 107-1 and APB 28-1 on June 30, 2009.

In January 2009, FASB issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” Effective for interim and annual reporting periods ending after December 15, 2008, FSP EITF 99-20-1 amended EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve a more consistent evaluation of whether there is other-than-temporary impairment for the debt securities under the scope of EITF 99-20 and the debt securities not within the scope of EITF 99-20 that would fall under the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The adoption of FSP EITF 99-20-1 did not have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Effective for interim and annual reporting periods ending after December 15, 2008, FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by SFAS 128, “Earnings Per Share.” The adoption of FSP EITF 03-6-1 did not have a material impact on First Commonwealth’s financial condition or results of operations.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” Effective for fiscal years and interim periods beginning after November 15, 2008, SFAS 161 amends and expands the disclosure requirements of Statement No. 133 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and how derivative instruments and related items affect an entity’s

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

Note 12 New Accounting Pronouncements (Continued)

financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on First Commonwealth’s financial condition or results of operations as it only relates to disclosures.

In December 2007, FASB also issued Statement of Financial Accounting Standards No. 141 (revised) (“SFAS 141(R)”), “Business Combinations,” which will apply to any business combination entered into with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at fair value on the date of acquisition with limited exceptions. SFAS 141(R) also changes the accounting and disclosures for certain items related to business combinations to more accurately reflect the cost of the acquisition. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The implementation did not have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2009

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2009 and 2008, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements that describe our future plans, strategies and expectations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. These risks and uncertainties include, among other things:

•	Competitive pressures among depository and other financial institutions nationally and in our market areas may increase significantly.

•	Deepened or prolonged weakness in economic and business conditions, nationally and in our market areas, which could increase credit-related losses and expenses and/or limit growth.

•	Further declines in the market value of investment securities that are considered to be other-than-temporary, which would negatively impact our earnings and capital levels.

•	Increases in defaults by borrowers and other delinquencies could result in increases in our provision for credit losses and related expenses.

•

Our inability to manage growth effectively, including the successful expansion of our customer support, administrative infrastructure and internal management systems, could adversely affect our results of operations and prospects.

•	The inability to successfully execute our strategic growth initiatives, which could limit further revenue and earnings growth.

•	Fluctuations in interest rates and market prices could reduce our net interest margin and asset valuations and increase our expenses.

•

Reduced wholesale funding capacity or higher borrowing costs due to capital constraints at the Federal Home Loan Bank, which would reduce our liquidity and negatively impact earnings and net interest margin.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operation

Summary of Results

First Commonwealth has experienced the following developments during the first quarter of 2009 compared to the first quarter of 2008.

•	Net interest income increased 23.2%.

•	Net interest margin, on a tax equivalent basis, improved 44 basis points.

•	Total loans increased 14.5% and commercial loans increased 24.9%.

•	Average low cost demand and savings deposits increased 13.3%.

•	Non-accrual loans decreased 40.5% primarily due to transfers into other real estate owned.

•	First Commonwealth Bank opened a new community banking office in Butler and relocated its New Alexandria office to a more visible, high traffic location.

•	Impairment losses of $9.9 million were recorded on collateralized debt obligations and bank equity securities.

•	Provision for credit losses increased $5.1 million.

Our fundamental operating results were solid although we experienced a significant increase in the provision for credit losses as a result of increased net credit losses and we recorded impairment losses related to trust preferred collateralized debt obligations and bank equity securities. First Commonwealth achieved growth in loans and deposits and improvement in credit quality and remains well-capitalized with significant liquidity.

The banking industry continued to see deterioration in credit quality and investment write-downs. First Commonwealth is not a participant or underwriter in the sub-prime mortgage loan marketplace and therefore does not have any direct exposure to risks associated with this activity. All mortgage backed securities in First Commonwealth’s investment portfolio are AAA rated and backed by U.S. Government agencies and U.S. Government sponsored-enterprises.

Net income for the first quarter 2009 was $1.7 million or $0.02 per diluted share, as compared to $11.1 million or $0.15 per diluted share for the same period in 2008. The decrease in net income was primarily the result of non-cash charges of $9.9 million ($6.4 million after tax) for other-than-temporary impairment recorded on four trust preferred collateralized debt obligations and four bank equity securities in addition to the $5.1 million ($3.2 million after tax) increase in the provision for credit losses.

Average diluted shares in the first quarter 2009 were 16.6% greater than the comparable quarter in 2008 primarily due to the issuance of 11.5 million shares of common stock in connection with the capital raising transaction completed on November 5, 2008. First quarter 2009 annualized return on average equity and average assets was 1.03% and 0.11%, respectively, compared to 7.73% and 0.75% for the prior year period.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Summary of Results (Continued)

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the first three months of 2009 compared to the first three months of 2008, after adjusting for the affect of the 11.5 million additional shares issued in November 2008:

Net income per diluted share, prior year period	$0.15
Increase (decrease) from changes in:
Net interest income	0.13
Provision for credit losses	(0.07)
Impairment losses on securities	(0.13)
Net securities gains	(0.01)
Trust income	(0.01)
Service charges on deposit accounts	(0.01)
Salaries and employee benefits	(0.03)
FDIC insurance	(0.02)
Provision for income taxes	0.02

Net income per diluted share	$0.02

Net Interest Income

Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate Federal income tax rate of 35%. The tax equivalent adjustment to net interest income for the first quarter of 2009 was $3.2 million compared to $3.6 million in the first quarter of 2008.

Net interest income increased $9.5 million, or 23.2%, in the first quarter of 2009 from the first quarter of 2008 as a result of both growth in earning assets and a decline in the cost of interest-bearing liabilities. Interest income decreased $6.9 million, or 8.4%, as the contribution from loan growth was negatively offset by lower interest rates. Interest expense declined $16.4 million, or 40.2%, as a 144 basis point decline on rates paid for interest-bearing liabilities more than offset additional interest expense resulting from a $281.4 million, or 5.8%, increase in average interest-bearing liabilities.

Average interest-earning assets increased $392.2 million, or 7.2%, in the first quarter of 2009 compared to the first quarter of 2008 driven primarily by a $624.8 million, or 16.3%, increase in average loans. This loan growth was partially funded by investment run-off and short-term borrowings. Average investment securities decreased $232.8 million, or 14.2%, and a portion of the increase of $639.7 million in average short-term borrowings was also due to refinancing $190.0 million of longer term Federal Home Loan Bank advances in the fourth quarter of 2008. These advances were due to mature in the first seven months of 2009 and were replaced with lower costing overnight borrowings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

In the first quarter of 2009, average interest-bearing liabilities increased $281.4 million when compared to the first quarter of 2008. Management continued to supplement deposit growth with wholesale borrowings due to the significant spread between wholesale borrowing costs and rates paid on time deposits. In the first quarter of 2009 compared to the first quarter of 2008, average time deposits decreased $337.8 million, or 15.6%, which were mostly offset with increases in lower costing transaction and savings deposits. Average noninterest-bearing demand deposits increased $50.4 million, or 9.9%, average interest-bearing demand deposits increased $12.1 million, or 2.1%, and average savings deposits increased $226.3 million, or 20.8%.

The net interest margin on a tax equivalent basis for the first quarter 2009 increased 44 basis points to 3.72% compared with 3.28% in the corresponding period last year. The increase in our net interest margin can be attributed to increased loan volume and declines in the cost of interest-bearing liabilities exceeding the declines in yields on total interest-earning assets. The decrease in the cost of interest-bearing liabilities can be attributed to lower interest rates, combined with a shift in the mix of our liabilities to low cost deposits and short-term borrowings from time deposits and long-term debt. First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion.

Interest and fees on loans decreased $3.8 million, or 6.1%, as the 124 basis point decline in the yield on loans from 6.69% to 5.45% was partially offset by the additional income generated by the growth in average loans. Interest income on investment securities decreased $3.1 million, or 15.6%, primarily as a result of the decline in average investment securities.

Interest on deposits decreased $11.5 million due to declines in both rates paid and balances. The decline in rates was the result of the lower interest rate environment. The decline in balances was primarily due to a reduction in higher yielding time deposits. Interest expense on short-term borrowings decreased $2.4 million, or 63.6%, as the growth in average balances was offset by the 254 basis point decline in rates paid for these borrowings. Interest expense on long-term debt decreased $2.6 million due to a decrease in the average balance of $259.0 million, or 47.2%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended March 31:

	Average Balance Sheets and Net Interest Income Analysis
	2009			2008
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$813	$1.50%		$546	$5	3.71%
Tax-free investment securities	258,227	2,894	6.99	320,191	3,595	6.95
Taxable investment securities	1,150,320	13,771	4.86	1,321,117	16,140	4.91
Federal funds sold	-0-	-0-	0.00	43	-0-	2.86
Loans, net of unearned income (b)(c)	4,460,337	58,275	5.45	3,835,587	62,067	6.69

Total interest-earning assets	5,869,697	74,941	5.40	5,477,484	81,807	6.27

Noninterest-earning assets:
Cash	74,117			73,860
Allowance for credit losses	(53,392)			(42,358)
Other assets	528,270			487,546

Total noninterest-earning assets	548,995			519,048

Total Assets	$6,418,692			$5,996,532

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$585,270	$549	0.38%	$573,121	$1,747	1.23%
Savings deposits (d)	1,315,349	4,411	1.36	1,089,059	5,348	1.98
Time deposits	1,826,609	14,616	3.25	2,164,394	23,938	4.45
Short-term borrowings	1,133,497	1,347	0.48	493,776	3,705	3.02
Long-term debt	290,013	3,419	4.78	549,016	5,985	4.38

Total interest-bearing liabilities	5,150,738	24,342	1.92	4,869,366	40,723	3.36

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	560,577			510,150
Other liabilities	45,381			38,054
Shareholders’ equity	661,996			578,962

Total noninterest-bearing funding sources	1,267,954			1,127,166

Total Liabilities and Shareholders’ Equity	$6,418,692			$5,996,532

Net Interest Income and Net Yield on Interest-Earning Assets		$50,599	3.72%		$41,084	3.28%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31:

	Analysis of Changes in Net Interest Income 2009 Change from 2008
	(dollars in thousands)
	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(4)	$2	$(6)
Tax-free investment securities	(701)	(1,071)	370
Taxable investment securities	(2,369)	(2,085)	(284)
Federal funds sold	-0-	-0-	-0-
Loans	(3,792)	10,392	(14,184)

Total interest income	(6,866)	7,238	(14,104)

Interest-bearing liabilities:
Interest-bearing demand deposits	(1,198)	37	(1,235)
Savings deposits	(937)	1,111	(2,048)
Time deposits	(9,322)	(3,736)	(5,586)
Short-term borrowings	(2,358)	4,804	(7,162)
Long-term debt	(2,566)	(2,823)	257

Total interest expense	(16,381)	(607)	(15,774)

Net interest income	$9,515	$7,845	$1,670

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

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

The provision for credit losses for the first quarter of 2009 increased $5.1 million compared to the first quarter of 2008 as a result of loan growth, trends in losses and increased allocations for new nonperforming loans.

Net credit losses were $19.5 million in the first quarter of 2009 compared to $4.0 million in the first quarter of 2008. Three commercial credit relationships accounted for $16.3 million, or 83.6%, of the net credit losses in the first quarter of 2009. One of the commercial credit relationships was an out-of-market participation loan that was a real estate-construction loan, while the other two commercial credit relationships were in-market loans secured by equipment and real estate.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The allowance for credit losses was $41.5 million at March 31, 2009, which represents a ratio of 0.93% of average loans outstanding compared to 1.08% reported at March 31, 2008. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2009.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31:

	2009	2008
	(dollars in thousands)
Balance, beginning of year	$52,759	$42,396
Loans charged off:
Commercial, financial and agricultural	7,907	1,018
Loans to individuals	1,234	933
Real estate-construction	4,326	26
Real estate-commercial	5,177	2,029
Real estate-residential	1,034	389

Total loans charged off	19,678	4,395

Recoveries of loans previously charged off:
Commercial, financial and agricultural	88	153
Loans to individuals	118	138
Real estate-construction	-0-	-0-
Real estate-commercial	9	136
Real estate-residential	11	6

Total recoveries	226	433

Net credit losses	19,452	3,962
Provision charged to expense	8,242	3,179

Balance, end of period	$41,549	$41,613

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31:

	2009	2008
	(dollars in thousands)
Non-Interest Income
Trust income	$1,087	$1,532
Service charges on deposit accounts	3,837	4,425
Insurance and retail brokerage commissions	1,616	1,277
Income from bank owned life insurance	1,138	1,487
Card related interchange income	1,896	1,753
Other operating income	3,008	2,481

Subtotal	12,582	12,955
Net securities gains	24	501
Net impairment losses	(9,866)	-0-

Total non-interest income	$2,740	$13,456

Total non-interest income for the first quarter of 2009 decreased $10.7 million, or 79.6%, from the first quarter of 2008, primarily due to impairment losses on securities, reduced service charges on deposit accounts and reduced trust income. These reductions were partially offset by higher insurance and retail brokerage commissions, increases in card related interchange income, and higher letter of credit fees.

The $9.9 million net impairment losses were due to $8.4 million in credit losses recognized on four pooled trust preferred collateralized debt obligations and $1.5 million impairment recognized on four bank equity securities.

Service charges on deposit accounts decreased $588 thousand, or 13.3%, primarily due to reduced overdraft charges as a result of a drop in the frequency of occurrences.

The reduction in trust income was primarily due to a sharp decline in the market value of assets under management.

Insurance and retail brokerage commissions increased $339 thousand, or 26.5%, mainly due to higher sales, additional producers and an enhanced calling program.

Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $143 thousand, or 8.2%, primarily due to higher usage.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31:

	2009	2008
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$22,500	$20,330
Net occupancy expense	4,000	3,907
Furniture and equipment expense	2,975	3,078
Advertising expense	513	628
Data processing expense	1,132	1,051
Pennsylvania shares tax expense	1,331	1,271
Intangible amortization	743	831
Collection and repossession expense	901	615
FDIC insurance	1,521	123
Other professional fees and services	1,063	750
Other operating expenses	6,669	6,272

Total non-interest expense	$43,348	$38,856

Total non-interest expense for the first quarter of 2009 increased $4.5 million, or 11.6%, over the corresponding period in 2008. This increase was primarily due to higher salaries and benefits and increased FDIC insurance.

Salaries and employee benefits increased $2.2 million, or 10.7%, with salary expense increasing $924 thousand, or 6.1%, and benefit expense increasing $1.2 million, or 24.5%. The salary expense increase was due to a higher number of employees, annual merit increases in the first quarter and a higher accrual for sales related incentive payments. The increase in benefit expense was mainly due to higher hospitalization and 401(K) expenses. Full time equivalent employees were 1,648 at the end of the first quarter of 2009 compared to 1,586 at the end of the first quarter of 2008.

FDIC insurance increased $1.4 million due to higher premiums but does not include any one time proposed assessments by the FDIC.

Other operating expenses increased $397 thousand, or 6.3%, for the first quarter 2009 compared to the same period in 2008 due mainly to increased loan processing fees relating to loan volume, higher telephone related expenses and legal fees.

Pennsylvania shares tax expense increased $60 thousand, or 4.7%, for the first quarter of 2009 compared to the same period in 2008. The Pennsylvania shares tax is imposed annually on the book value of shares of banks and trust companies that conduct business in Pennsylvania. The book value is calculated using a six-year rolling average of the book value of paid-in capital, surplus and undivided profits, with deductions taken for U.S. Government obligations, and beginning on January 1, 2008, goodwill from acquisitions after June 30, 2001. The current tax rate is 1.25%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Income Tax

The provision for income taxes for the first quarter of 2009 decreased $1.3 million compared to the same period in 2008 primarily due to the decrease in income before taxes offset by a decline in nontaxable income and tax credits. Our effective tax rate was 3.5% in the first quarter of 2009 compared to 11.1% in the first quarter of 2008. Nontaxable income and tax credits had a greater impact on the effective tax rate during the first quarter of 2009 compared to the first quarter of 2008 due to lower pretax income.

LIQUIDITY

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity and redemption of investment securities are used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have access to external sources of liquidity, including overnight federal funds and repurchase agreements. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets. In the fourth quarter of 2008, we issued 11,500,000 shares of our common stock through a public stock offering, which resulted in gross proceeds of $115.0 million and increased our capital by $108.8 million after deducting underwriting discounts, commissions and offering expenses.

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first quarter of 2009, total deposits increased $38.1 million helping to fund loan growth of $39.0 million. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Interest-bearing demand deposits	$90,217	$97,011
Savings deposits	1,850,809	1,773,843
Time deposits	1,803,829	1,842,644

Total interest-bearing deposits	$3,744,855	$3,713,498

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

LIQUIDITY (Continued)

At March 31, 2009, noninterest-bearing deposits increased by $6.7 million and interest-bearing deposits increased $31.4 million compared to December 31, 2008. The $77.0 million increase in savings deposits for the first three months of 2009 was partly offset by the $6.8 million decrease in interest-bearing demand deposits and the $38.8 million decrease in time deposits.

Core deposits continue to be a source of liquidity and the growth in these accounts during the past three months has helped fund loan growth during that period. The following table shows a breakdown of loans by classification as of the periods presented:

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,259,597	$1,272,094	$1,148,666	$1,115,536	$1,052,971
Real estate-construction	402,569	418,639	338,303	307,278	241,114
Real estate-residential	1,203,917	1,215,193	1,227,225	1,235,334	1,230,928
Real estate-commercial	1,089,989	1,016,651	978,287	988,186	909,613
Loans to individuals	501,286	495,800	492,119	467,089	458,557

Total loans	$4,457,358	$4,418,377	$4,184,600	$4,113,423	$3,893,183

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

MARKET RISK (Continued)

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.74 at both March 31, 2009 and December 31, 2008. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Following is the gap analysis as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,127,517	$206,894	$327,495	$2,661,906	$1,584,040	$211,412
Investments	236,233	160,896	206,504	603,633	479,820	287,995
Other interest-earning assets	392	-0-	-0-	392	-0-	-0-

Total interest-sensitive assets (ISA)	2,364,142	367,790	533,999	3,265,931	2,063,860	499,407

Certificates of deposit	399,375	427,549	395,683	1,222,607	565,966	15,166
Other deposits	1,941,116	-0-	-0-	1,941,116	-0-	-0-
Borrowings	1,191,607	457	58,917	1,250,981	98,430	48,243

Total interest-sensitive liabilities (ISL)	3,532,098	428,006	454,600	4,414,704	664,396	63,409

Gap	$(1,167,956)	$(60,216)	$79,399	$(1,148,773)	$1,399,464	$435,998

ISA/ISL	0.67	0.86	1.17	0.74	3.11	7.88
Gap/Total assets	18.19%	0.94%	1.24%	17.89%	21.79%	6.79%

	December 31, 2008
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,059,435	$202,071	$351,213	$2,612,719	$1,607,006	$198,652
Investments	227,511	186,099	231,478	645,088	358,419	450,422
Other interest-earning assets	289	-0-	-0-	289	-0-	-0-

Total interest-sensitive assets (ISA)	2,287,235	388,170	582,691	3,258,096	1,965,425	649,074

Certificates of deposit	379,513	336,641	576,788	1,292,942	535,510	14,103
Other deposits	1,870,943	-0-	-0-	1,870,943	-0-	-0-
Borrowings	1,179,358	43,043	10,178	1,232,579	146,830	46,314

Total interest-sensitive liabilities (ISL)	3,429,814	379,684	586,966	4,396,464	682,340	60,417

Gap	$(1,142,579)	$8,486	$(4,275)	$(1,138,368)	$1,283,085	$588,657

ISA/ISL	0.67	1.02	0.99	0.74	2.88	10.74
Gap/Total assets	17.78%	0.13%	0.07%	17.72%	19.97%	9.16%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

MARKET RISK (Continued)

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet, based on March 31, 2009 information (dollars in thousands):

	- 200	- 100	+ 100	+ 200
Net interest income change (12 months):	($5,886)	($998)	$620	$935

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

CREDIT RISK

We maintain an allowance for credit losses at a level deemed sufficient to absorb losses inherent in the loan portfolio at the date of each statement of financial condition. Management reviews the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CREDIT RISK (Continued)

The following table identifies amounts of loan losses and nonperforming loans:

	March 31,
	2009	2008
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$29,049	$48,799
Troubled debt restructured loans	128	143

Total nonperforming loans	$29,177	$48,942

Loans past due in excess of 90 days and still accruing	$17,532	$20,066

Other real estate owned	$25,936	$3,280

Loans outstanding at end of period	$4,457,358	$3,893,183

Average loans outstanding	$4,460,337	$3,835,587

Nonperforming loans as a percentage of total loans	0.65%	1.26%

Provision for credit losses	$8,242	$3,179

Allowance for credit losses	$41,549	$41,613

Net credit losses	$19,452	$3,962

Net credit losses as a percentage of average loans outstanding (annualized)	1.77%	0.42%

Provision for credit losses as a percentage of net credit losses	42.37%	80.24%

Allowance for credit losses as a percentage of average loans outstanding	0.93%	1.08%

Allowance for credit losses as a percentage of end-of-period loans outstanding	0.93%	1.07%

Allowance for credit losses as a percentage of nonperforming loans	142.40%	85.03%

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses at March 31:

	2009	2008
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$29,177	$48,942
Average balance of impaired loans for the period	$52,453	$50,997
Allowance for credit losses related to impaired loans	$8,166	$11,648
Impaired loans with an allocation of the allowance for credit losses	$22,166	$38,733
Impaired loans with no allocation of the allowance for credit losses	$7,011	$10,209
Income recorded on impaired loans on a cash basis	$297	$112

Impaired loans decreased $19.8 million to $29.2 million at March 31, 2009 compared to $48.9 million at March 31, 2008, and other real estate owned increased $22.6 million from $3.3 million at March 31, 2008 to $25.9 million at March 31, 2009. The decrease in impaired loans and increase in other real estate owned is primarily due to two properties that were transferred from impaired loans to other real estate owned in the first quarter of 2009.

Loans past due in excess of 90 days and still accruing decreased $2.6 million from $20.1 million at March 31, 2008 to $17.5 million at March 31, 2009 primarily due to transfers into nonaccrual.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CAPITAL RESOURCES

At March 31, 2009, shareholders’ equity was $647.5 million, an increase of $5.3 million from December 31, 2008. The increase was primarily due to unrealized holding gains on securities and net income, offset by dividends paid. A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable equity to assets ratio.

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

In March 2009, First Commonwealth Financial Corporation declared a first quarter dividend of $0.12 per share payable on April 15, 2009. This dividend represents a decrease from the prior quarterly dividend of $0.17 per share. The dividend reduction was implemented in order to preserve capital during the unprecedented uncertainty and market volatility.

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

The table below presents First Commonwealth’s capital position at March 31, 2009:

	Actual		Regulatory Minimum
	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$647,216	12.0%	$432,512	8.0%
First Commonwealth Bank	$600,510	11.2%	$428,543	8.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$605,667	11.2%	$216,256	4.0%
First Commonwealth Bank	$558,961	10.4%	$214,271	4.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$605,667	9.7%	$249,970	4.0%
First Commonwealth Bank	$558,961	9.0%	$248,052	4.0%

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier 1 risk-based capital and Tier 1 capital to average assets ratios must be at least 10%, 6.0%, and 5.0%, respectively. At March 31, 2009, First Commonwealth’s banking subsidiary exceeded those requirements.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
10.1	2009 Annual Incentive Plan	Filed herewith

10.2	2009 – 2011 Long Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: May 7, 2009	/s/ John J. Dolan
John J. Dolan
President and Chief Executive Officer

DATED: May 7, 2009	/s/ Edward J. Lipkus, III
Edward J. Lipkus, III
Executive Vice President and Chief Financial Officer