Form 10-Q
period 2009-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2009-08-07
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of August 5, 2009 was 85,056,516.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009	December 31, 2008
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$84,346	$88,277
Interest-bearing bank deposits	961	289
Securities available for sale, at fair value	1,264,685	1,349,920
Securities held to maturity, at amortized cost, (Fair value $44,161 and $50,558 at June 30, 2009 and December 31, 2008, respectively)	44,398	50,840
Other investments	51,431	51,431
Loans:
Portfolio loans	4,536,771	4,418,377
Allowance for credit losses	(83,056)	(52,759)

Net loans	4,453,715	4,365,618

Premises and equipment, net	72,379	72,636
Other real estate owned	25,565	3,262
Goodwill	159,956	159,956
Amortizing intangibles, net	8,747	10,233
Other assets	282,814	273,418

Total assets	$6,448,997	$6,425,880

Liabilities
Deposits (all domestic):
Noninterest-bearing	$592,219	$566,845
Interest-bearing	3,893,671	3,713,498

Total deposits	4,485,890	4,280,343
Short-term borrowings	998,259	1,139,737
Other liabilities	44,866	63,778

Subordinated debentures	105,750	105,750
Other long-term debt	180,922	183,493

Total long-term debt	286,672	289,243

Total liabilities	5,815,687	5,773,101

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 200,000,000 shares authorized; 86,600,431 shares issued and 85,055,220 shares outstanding at June 30, 2009; 86,600,431 shares issued and 85,050,744 shares outstanding in 2008	86,600	86,600
Additional paid-in capital	302,602	303,008
Retained earnings	287,092	309,947
Accumulated other comprehensive loss, net	(18,618)	(21,269)
Treasury stock (1,545,211 and 1,549,687 shares at June 30, 2009 and December 31, 2008, respectively, at cost)	(17,766)	(17,907)
Unearned ESOP shares	(6,600)	(7,600)

Total shareholders’ equity	633,310	652,779

Total liabilities and shareholders’ equity	$6,448,997	$6,425,880

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$57,793	$62,614	$116,068	$124,681
Interest and dividends on investments:
Taxable interest	13,177	15,578	26,885	31,109
Interest exempt from Federal income taxes	2,660	3,347	5,554	6,942
Dividends	89	678	152	1,287
Interest on Federal funds sold	0	2	0	2
Interest on bank deposits	1	2	2	7

Total interest income	73,720	82,221	148,661	164,028

Interest Expense
Interest on deposits	17,874	25,370	37,450	56,403
Interest on short-term borrowings	1,133	4,251	2,480	7,956
Interest on subordinated debentures	1,559	1,878	3,325	3,789
Interest on other long-term debt	1,666	3,791	3,319	7,865

Total interest on long-term debt	3,225	5,669	6,644	11,654

Total interest expense	22,232	35,290	46,574	76,013

Net Interest Income	51,488	46,931	102,087	88,015
Provision for credit losses	48,248	5,361	56,490	8,540

Net Interest Income after Provision for Credit Losses	3,240	41,570	45,597	79,475

Non-Interest Income
Impairment losses on securities	(14,421)	(541)	(43,010)	(541)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	5,660	-0-	24,383	-0-

Net impairment losses	(8,761)	(541)	(18,627)	(541)
Net securities gains	56	90	80	591
Trust income	1,151	1,538	2,238	3,070
Service charges on deposit accounts	4,406	4,786	8,243	9,211
Insurance and retail brokerage commissions	1,756	1,394	3,372	2,671
Income from bank owned life insurance	1,034	1,446	2,172	2,933
Card related interchange income	2,138	1,950	4,034	3,703
Other income	4,935	2,426	7,943	4,907

Total non-interest income	6,715	13,089	9,455	26,545

Non-Interest Expense
Salaries and employee benefits	21,081	20,428	43,581	40,758
Net occupancy expense	3,528	3,728	7,528	7,635
Furniture and equipment expense	2,977	3,058	5,952	6,136
Advertising expense	595	401	1,108	1,029
Data processing expense	1,165	996	2,297	2,047
Pennsylvania shares tax expense	1,312	1,339	2,643	2,610
Intangible amortization	743	832	1,486	1,663
Collection and repossession expense	1,750	704	2,651	1,319
FDIC insurance	4,863	125	6,384	248
Other professional fees and services	847	934	1,910	1,684
Other operating expenses	6,474	6,340	13,143	12,612

Total non-interest expense	45,335	38,885	88,683	77,741

(Loss) Income before income taxes	(35,380)	15,774	(33,631)	28,279
Income tax (benefit) provision	(16,761)	2,861	(16,699)	4,245

Net (Loss) Income	$(18,619)	$12,913	$(16,932)	$24,034

Average Shares Outstanding	84,559,889	72,624,053	84,540,684	72,538,464
Average Shares Outstanding Assuming Dilution	84,594,211	72,734,711	84,601,302	72,647,190
Per Share Data:
Basic Earnings per Share	$(0.22)	$0.18	$(0.20)	$0.33
Diluted Earnings per Share	$(0.22)	$0.18	$(0.20)	$0.33
Cash Dividends Declared per Common Share	$0.00	$0.17	$0.12	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption of FSP FAS 115-2 and FAS 124-2 ($6.5 million, net of $2.3 million tax)	-0-	-0-	4,223	(4,223)	-0-	-0-	-0-

Balance at January 1, 2009	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net loss	-0-	-0-	(16,932)	-0-	-0-	-0-	(16,932)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	10,661	-0-	-0-	10,661
Noncredit related losses on securities not expected to be sold	-0-	-0-	-0-	(15,849)	-0-	-0-	(15,849)
Less: reclassification adjustment for losses on securities included in net loss	-0-	-0-	-0-	12,062	-0-	-0-	12,062

Total other comprehensive income							6,874

Total comprehensive income							(10,058)
Cash dividends declared	-0-	-0-	(10,146)	-0-	-0-	-0-	(10,146)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,000	1,000
ESOP market value adjustment ($316 thousand, net of $110 thousand tax benefit)	-0-	(206)	-0-	-0-	-0-	-0-	(206)
Discount on dividend reinvestment plan purchases	-0-	(352)	-0-	-0-	-0-	-0-	(352)
Tax benefit of stock options exercised	-0-	149	-0-	-0-	-0-	-0-	149
Treasury stock reissued	-0-	1	-0-	-0-	51	-0-	52
Restricted stock	-0-	2	-0-	-0-	90	-0-	92

Balance at June 30, 2009	$86,600	$302,602	$287,092	$(18,618)	$(17,766)	$(6,600)	$633,310

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of EITF Issue No. 06-4 ($1.5 million, net of $0.5 million tax)	-0-	-0-	(984)	-0-	-0-	-0-	(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income	-0-	-0-	24,034	-0-	-0-	-0-	24,034
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(22,462)	-0-	-0-	(22,462)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	5	-0-	-0-	5

Total other comprehensive income							(22,457)

Total comprehensive income							1,577
Cash dividends declared	-0-	-0-	(24,685)	-0-	-0-	-0-	(24,685)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,000	1,000
Discount on dividend reinvestment plan purchases	-0-	(458)	-0-	-0-	-0-	-0-	(458)
Treasury stock reissued	-0-	(193)	-0-	-0-	1,577	-0-	1,384
Restricted stock	-0-	7	-0-	-0-	69	-0-	76

Balance at June 30, 2008	$75,100	$206,245	$317,611	$(22,604)	$(21,054)	$(8,600)	$546,698

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Operating Activities
Net (loss) income	$(16,932)	$24,034
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	56,490	8,540
Deferred tax benefit	(18,711)	(1,274)
Depreciation and amortization	4,998	5,569
Net losses (gains) on securities and other assets	18,114	(340)
Net amortization of premiums and discounts on securities	(146)	21
Net amortization of premiums and discounts on long-term debt	(1,049)	(2,064)
Income from increase in cash surrender value of bank owned life insurance	(2,172)	(2,933)
Decrease in interest receivable	2,491	2,599
Decrease in interest payable	(1,047)	(3,767)
(Decrease) increase in income taxes payable	(2,179)	1,356
Other-net	4,137	(4,158)

Net cash provided by operating activities	43,994	27,583

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	6,597	12,525
Transactions in securities available for sale:
Proceeds from sales	3,829	4,946
Proceeds from maturities and redemptions	199,199	225,936
Purchases	(125,762)	(230,569)
Proceeds from sales of other assets	3,736	3,839
Net (increase) decrease in interest-bearing deposits with banks	(672)	1,372
Net increase in loans	(169,774)	(426,717)
Purchases of premises and equipment	(3,987)	(4,935)

Net cash used in investing activities	(86,834)	(413,603)

Financing Activities
Repayments of other long-term debt	(2,925)	(68,478)
Proceeds from issuance of long-term debt	2,403	33,810
Discount on dividend reinvestment plan purchases	(352)	(458)
Dividends paid	(24,604)	(24,660)
Net (decrease) increase in Federal funds purchased	(139,700)	34,850
Net (decrease) increase in other short-term borrowings	(1,778)	445,175
Net increase (decrease) in deposits	205,664	(34,534)
Proceeds from sale of treasury stock	52	1,384
Stock option tax benefit	149	-0-

Net cash provided by financing activities	38,909	387,089

Net (decrease) increase in cash and cash equivalents	(3,931)	1,069
Cash and cash equivalents at January 1	88,277	100,791

Cash and cash equivalents at June 30	$84,346	$101,860

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 1 Basis of Presentation

The consolidated financial statements include the accounts of First Commonwealth Financial Corporation and its wholly owned subsidiaries (“First Commonwealth”). All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements for 2008 to conform to the classifications presented for 2009. The Consolidated Statements of Financial Condition presented on page 3 reflects amounts for the period ended December 31, 2008 which have been reclassified from the presentation provided in First Commonwealth’s 2008 Annual Report on Form 10-K. This reclassification relates to $13.0 million in borrowings which were presented as short-term in the Annual Report on Form 10-K and are now presented as long-term borrowings in the 2009 financial statements. The amount reclassified represents debt with an original maturity of greater than one year, but remaining maturity of less than one year.

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

The results of operations for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2008 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations, corporate governance information, policies, and documents as well as information about products and services offered by First Commonwealth.

First Commonwealth has evaluated subsequent events through August 7, 2009, the date these financial statements were issued.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	June 30, 2009			June 30, 2008
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$16,401	$(5,740)	$10,661	$(34,557)	$12,095	$(22,462)
Noncredit related losses on securities not expected to be sold	(24,383)	8,534	(15,849)	-0-	-0-	-0-
Less: reclassification adjustment for losses (gains) realized in net income	18,557	(6,495)	12,062	8	(3)	5

Net unrealized gains (losses)	10,575	(3,701)	6,874	(34,549)	12,092	(22,457)

Other comprehensive income (loss)	$10,575	$(3,701)	$6,874	$(34,549)	$12,092	$(22,457)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on noncash investing and financing activities.

	For the Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash paid during the current year for:
Interest	$48,425	$77,492
Income taxes	$3,900	$4,400

Noncash investing and financing activities:
ESOP loan reductions	$1,000	$1,000
Loans transferred to other real estate owned and repossessed assets	$25,834	$4,861
Investments purchased, not settled	$-0-	$(15,052)
Net unrealized gains (losses) on securities available for sale	$10,575	$(34,548)

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

	For the Six Months Ended June 30, 2008
		For Years Ended December 31,
		2008	2007	2006
	(dollars in thousands)
Consolidated Statements of Cash Flow
Net Cash (used in) provided by operating activities:
Original	$12,531	$52,320	$69,746	$62,215
Revised	$27,583	$68,782	$61,953	$53,545

Net Cash (used in) provided by investing activities:
Original	$(398,551)	$(594,190)	$156,524	$308,136
Revised	$(413,603)	$(610,652)	$164,317	$316,806

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 3 Supplemental Cash Flow Disclosures (Continued)

The affect of this correction on the Supplemental Disclosure for prior periods is as follows:

	For the Six Months Ended June 30, 2008
		For Years Ended December 31,
		2008	2007	2006
	(dollars in thousands)
Supplemental Cash Flow Disclosure

Investments purchased, not settled:
Original	$-0-	$-0-	$-0-	$-0-
Revised	$(15,052)	$-0-	$16,462	$8,670

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

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives Federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s carrying value, or its maximum potential exposure, to these partnerships is $1.5 million as of June 30, 2009, which consists of eleven limited partnership investments. Management evaluates the limited partnerships annually for impairment and recorded a $1.2 million impairment charge in the fourth quarter of 2008. Based on FIN 46(R), First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of the partnerships results are recognized as earned.

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

The following table identifies the notional amount of those instruments at June 30, 2009 (dollars in thousands):

Commitments to extend credit	$1,677,384
Financial standby letters of credit	$80,054
Performance standby letters of credit	$81,288
Commercial letters of credit	$29

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 5 Commitments and Letters of Credit (Continued)

The current notional amounts outstanding above include financial standby letters of credit of $3.6 million, performance standby letters of credit of $999 thousand, and commercial letters of credit of $9 thousand issued during the first six months of 2009. A liability of $96 thousand has been recorded which represents the fair value of letters of credit issued in 2008 and 2009. See Note 9, “Fair Value of Assets and Liabilities,” for additional information.

Note 6 Investment Securities

Below is an analysis of the amortized cost and fair values of securities available for sale (dollars in thousands):

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$49,857	$2,573	$-0-	$52,430	$54,500	$1,714	$(7)	$56,207
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	854,122	27,802	(613)	881,311	902,965	22,289	(657)	924,597
Other Government – Sponsored Enterprises	75,000	701	-0-	75,701	75,000	1,906	-0-	76,906
Obligations of States and Political Subdivisions	191,782	2,216	(6,394)	187,604	215,965	2,098	(5,922)	212,141
Corporate Securities	23,952	-0-	(6,474)	17,478	23,970	179	(4,368)	19,781
Pooled Trust Preferred Collateralized Debt Obligations	87,224	-0-	(48,954)	38,270	97,136	371	(50,427)	47,080

Total Debt Securities	1,281,937	33,292	(62,435)	1,252,794	1,369,536	28,557	(61,381)	1,336,712
Equities	11,912	130	(151)	11,891	13,627	100	(519)	13,208

Total Securities Available for Sale	$1,293,849	$33,422	$(62,586)	$1,264,685	$1,383,163	$28,657	$(61,900)	$1,349,920

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 6 Investment Securities (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$310	$312
Due after 1 but within 5 years	84,962	85,998
Due after 5 but within 10 years	37,078	38,165
Due after 10 years	255,608	194,578

	377,958	319,053
Mortgage Backed Securities – Residential (a)	903,979	933,741

Total Debt Securities	$1,281,937	$1,252,794

(a)	Mortgage Backed Securities—Residential include an amortized cost of $50 million and a fair value of $52 million for Obligations of U.S. Government agencies issued by the Government National Mortgage Association. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $854 million and a fair value of $881 million.

For the six months ended June 30, 2009, net securities gains included $67 thousand in gains and no losses for securities available for sale.

Below is an analysis of the amortized cost and fair values of debt securities held to maturity (dollars in thousands):

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$31	$3	$-0-	$34	$45	$3	$-0-	$48
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	119	8	-0-	127	164	8	-0-	172
Obligations of States and Political Subdivisions	44,248	628	(876)	44,000	50,631	588	(881)	50,338

Total Securities Held to Maturity	$44,398	$639	$(876)	$44,161	$50,840	$599	$(881)	$50,558

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 6 Investment Securities (Continued)

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$1,113	$1,129
Due after 1 but within 5 years	10,879	11,270
Due after 5 but within 10 years	6,164	6,358
Due after 10 years	26,092	25,243

	44,248	44,000
Mortgage Backed Securities – Residential (a)	150	161

Total Debt Securities	$44,398	$44,161

(a)	Mortgage Backed Securities – Residential include an amortized cost of $31 thousand and a fair value of $34 thousand for Obligations of U.S. Government Agencies issued by the Government National Mortgage Association. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation which had an amortized cost of $119 thousand and a fair value of $127 thousand.

For the six months ended June 30, 2009, net securities gains included $13 thousand in gains and no losses for debt securities held to maturity.

Note 7 Impairment of Investment Securities

As permitted, during the first quarter of 2009, First Commonwealth early adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” which requires that credit related other-than-temporary impairment on debt securities be recognized in earnings while noncredit related other-than-temporary impairment on debt securities not expected to be sold be recognized in other comprehensive income (“OCI”). As a result, in the second quarter of 2009 we recorded $8.8 million in other-than-temporary impairment charges. These charges include $7.7 million in credit related other-than-temporary impairment on eight trust preferred collateralized debt obligations and $1.1 million recorded on equity securities related to two Pennsylvania-based financial institutions. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities. Additionally, $5.7 million in noncredit related other-than-temporary impairment was recorded in OCI on our trust preferred collateralized debt obligations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 7 Impairment of Investment Securities (Continued)

FSP FAS 115-2 and FAS 124-2 was adopted as of March 31, 2009. The following table shows the effect on the first quarter 2009 of adopting this (dollars in thousands, except share data):

	Prior to Adoption	After Adoption	Effect of Adoption
Impairment losses on securities	$(28,589)	$(9,866)	$18,723
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	$-0-	$18,723	$18,723
Net impairment losses	$(28,589)	$(9,866)	$18,723
Net (loss) income	$(10,483)	$1,687	$12,170
Basic Earnings Per Share	$(0.12)	$0.02	$0.14
Diluted Earnings Per Share	$(0.12)	$0.02	$0.14
Accumulated other comprehensive loss	$(10,593)	$(22,763)	$(12,170)

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

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to financial institutions. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of EITF 99-20, and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FSP FAS 115-2 and FAS 124-2. There is a risk that this quarterly review could result in First Commonwealth recording other-than-temporary impairment charges in the future. See Note 9 “Fair Values of Assets and Liabilities” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 7 Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and fair values at June 30, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	$73,487	$(613)	$27	$-0-	$73,514	$(613)
Corporate Securities	(3,246)	195	20,474	(6,669)	17,228	(6,474)
Pooled Trust Preferred Collateralized Debt Obligations	11,805	(6,714)	26,465	(42,240)	38,270	(48,954)
Obligations of States and Political Subdivisions	110,939	(4,767)	26,830	(2,503)	137,769	(7,270)

Total Debt Securities	192,985	(11,899)	73,796	(51,412)	266,781	(63,311)
Equities	1,107	(151)	-0-	-0-	1,107	(151)

Total Securities	$194,092	$(12,050)	$73,796	$(51,412)	$267,888	$(63,462)

At June 30 2009, 12.4% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities. Corporate fixed income comprised 10.2% of the total unrealized losses, while pooled trust preferred collateralized debt obligations accounted for 77.2% and equity securities accounted for the remaining 0.2%. The unrealized losses in the equity securities category consist of five issues, neither of which has been in a continuous unrealized loss position for more than twelve months.

Corporate securities had a total unrealized loss of $6.5 million as of June 30, 2009. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large regional banks. As of June 30, 2009, our single issue trust preferred securities had an amortized cost of $22.8 million and an estimated fair value of $16.4 million, while our corporate debentures had a book value of $1.2 million and an estimated fair value of $1.1 million. After a review of each of the issuer’s asset quality, earnings trend and capital position it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 7 Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and fair values at December 31, 2008 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government – Agencies:
Mortgage Backed Securities – Residential	$679	$(6)	$-0-	$-0-	$679	$(6)
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	20,065	(46)	64,487	(611)	84,552	(657)
Corporate Securities	(1,277)	(2,233)	8,082	(2,506)	6,805	(4,739)
Pooled Trust Preferred Collateralized Debt Obligations	15,209	(1,457)	31,871	(48,599)	47,080	(50,056)
Obligations of States and Political Subdivisions	146,050	(6,702)	1,719	(102)	147,769	(6,804)

Total Debt Securities	180,726	(10,444)	106,159	(51,818)	286,885	(62,262)
Equities	1,691	(519)	-0-	-0-	1,691	(519)

Total Securities	$182,417	$(10,963)	$106,159	$(51,818)	$288,576	$(62,781)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 7 Impairment of Investment Securities (Continued)

The following table provides additional information related to our corporate securities as of June 30, 2009:

Corporate Securities

(Single Issue Trust Preferred Securities and Corporate Debentures)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Book Value	Fair Value	Unrealized Loss	Current Moody’s/ Fitch Issuer Ratings
BP Bank America Inst	Bank of America Corp	$1,028	$803	$(225)	Baa3/BB-
BP MBNA Capital	Bank of America Corp	1,031	859	(172)	Baa3/BB-
NB Capital Trust II	Bank of America Corp	3,083	2,452	(631)	Baa3/BB-
North Fork Cap Trust	Capital One Financial Corp	1,266	542	(724)	Baa1/BBB+
Reliance Cap Trust	Capital One Financial Corp	488	300	(188)	NA
FCB/SC Cap Trust	First Citizens Bancorporation	493	300	(193)	NA
Fifth Third Cap	Fifth Third Bancorp	250	196	(54)	Baa2/BBB
Signal Capital Trust I	FirstMerit Corp	1,297	788	(509)	NA
PBI Capital Trust	Fulton Financial Corp	247	150	(97)	NA
KeyCorp Capital II	KeyCorp	1,848	1,578	(270)	Baa2/BBB
Union State Capital Trust I	KeyCorp	1,036	700	(336)	NA
BSB Cap Trust	M&T Bank Corp	463	227	(236)	NA
First Empire Cap MTB	M&T Bank Corp	4,896	3,086	(1,810)	Baa1/BBB+
PNC Capital Trust	PNC Financial Services Group	453	401	(52)	Baa1/A
Valley Cap Trust	Rabobank Nederland NV	250	250	-0-	NA
Centura Cap Trust	Royal Bank of Canada	1,138	839	(299)	A2/AA-
Susquehanna Cap	Susquehanna Bancshares	500	406	(94)	Ba2/NA
First Union Instit Cap I	Wells Fargo Co.	3,000	2,534	(466)	A3/AA-

Total Single Issue Trust Preferred Securities		22,767	16,411	(6,356)

Fulton Financial Corp	Fulton Financial Corp	443	350	(93)	Baa2/BBB+
Provident Bk MD	M&T Bank Corp	245	223	(22)	NA/BBB+
PNC Bank NA	PNC Financial Services Group	497	494	(3)	A2/A

Total Corporate Debentures		1,185	1,067	(118)

Total Corporate Securities		$23,952	$17,478	$(6,474)

As of June 30, 2009, the book value of our pooled trust preferred collateralized debt obligations totaled $87.2 million with an estimated fair value of $38.3 million, which includes securities comprised of 376 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. During the first quarter of 2009, all of the pooled issues were downgraded by Moody’s Investor Services. Two of the pooled issues, representing $12.4 million of the $87.2 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7.3% to 35.4% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2009, after taking into account management’s best estimates of future interest deferrals and defaults, the excess subordination in our tranches ranged from 0.0% to 109.01% of the current performing collateral.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 7 Impairment of Investment Securities (Continued)

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of June 30, 2009:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Book Value	Fair Value	Unrealized Loss	Moody’s/ Fitch Ratings	Current Number of Banks	Actual Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
Pre TSL I	Senior	$3,706	$3,038	$(668)	A1/A	32	15.86%	109.01%
Pre TSL IV	Mezzanine	1,830	717	(1,113)	Ca/B	6	27.07%	25.43%
Pre TSL V	Mezzanine	459	167	(292)	Ba3/A	4	65.87%	0.00%
Pre TSL VI	Mezzanine	345	161	(184)	Caa1/CCC	5	61.35%	0.00%
Pre TSL VII	Mezzanine	6,083	2,062	(4,021)	Ca/CC	20	57.26%	0.00%
Pre TSL VIII	Mezzanine	2,338	530	(1,808)	Ca/CC	36	42.84%	0.00%
Pre TSL IX	Mezzanine	2,693	979	(1,714)	Ca/CC	49	22.33%	0.00%
Pre TSL X	Mezzanine	3,510	1,266	(2,244)	Ca/CC	58	24.72%	0.00%
Pre TSL XII	Mezzanine	9,345	3,454	(5,891)	Ca/CC	79	18.46%	0.00%
Pre TSL XIII	Mezzanine	17,500	7,056	(10,444)	Ca/CC	65	15.10%	4.62%
Pre TSL XIV	Mezzanine	16,000	6,231	(9,769)	Ca/CC	64	10.68%	16.14%
MMCap I	Senior	8,730	6,705	(2,025)	A3/A	29	9.15%	108.78%
MMCap I	Mezzanine	1,061	510	(551)	Ca/CCC	29	9.15%	11.65%
MM Comm IX	Mezzanine	13,624	5,394	(8,230)	Caa3/CC	34	27.35%	0.00%

Total		$87,224	$38,270	$(48,954)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the second quarter of 2009, $7.7 million in credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities. Additional information related to this analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 7 Impairment of Investment Securities (Continued)

and FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2009. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators. In all cases, a 10% projected recovery rate is applied to projected defaults. The probability of default is updated quarterly. As of June 30, 2009, default probabilities for performing collateral ranged from .35% to 95%.

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

June 30, 2009

Note 7 Impairment of Investment Securities (Continued)

The results of the stress test allows management to identify those pools that are at a greater risk for a future break in cash flows so that we can monitor banks in those pools more closely for potential deterioration of credit quality.

Based upon the analysis performed by management as of June 30, 2009, it is probable that Pre TSL V, Pre TSL VI, Pre TSL VII, Pre TSL VIII, Pre TSL IX, Pre TSL X, Pre TSL XII and MM Comm IX will experience principal and interest shortfalls. The $7.7 million in credit related other-than-temporary impairment charges recognized in the second quarter of 2009 are primarily the result of additional interest deferrals within these pools. Our analysis as of June 30, 2009 indicates it is probable that we will collect all contractual principal and interest payments on our remaining pooled trust preferred securities.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
	(dollars in thousands)
Balance, beginning (a)	$10,921	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	1,613	11,675
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	6,069	4,412

Balance, ending	$18,603	$18,603

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

Additionally in the second quarter of 2009, other-than-temporary impairment charges of $1.1 million were recorded on equity securities related to two Pennsylvania-based financial institutions. Management evaluates equity securities for other-than-temporary impairment by reviewing research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes, and other relevant information. Based on the results of this review and factoring in the level of decline in the fair value of these equity securities, management could not substantiate that their market value would equal or exceed our cost basis within a reasonable period of time.

In connection with a review of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the staff of the Securities and Exchange Commission (SEC) recently advised us that they believe that certain events that occurred subsequent to December 31, 2008 but prior to the filing of our Annual Report should have been considered in our impairment analysis for trust preferred collateralized debt obligations as of December 31, 2008 and asked us to provide an analysis to the SEC if we believe the impact of those events is not material to our financial statements for the periods ending December 31, 2008 and March 31, 2009. Specifically, the events relate to a cease and desist order issued on February 17, 2009 against a company with securities in two of our trust preferred pools and an announcement on February 20, 2009 by a company with securities in six of our pools that it would defer interest

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 7 Impairment of Investment Securities (Continued)

payments under its trust preferred securities beginning in April 2009 unless it received approval to participate in the Treasury Department’s Capital Purchase Program in which event it expected to pay all the deferred amounts out of its then existing funds. We are currently evaluating the SEC’s comment and the appropriateness and impact of considering these events in our impairment analysis as of December 31, 2008.

Note 8 Income Taxes

At January 1, 2009 and June 30, 2009, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of non-interest expense. Federal and state tax years 2005 through 2008 were open for examination as of June 30, 2009.

Note 9 Fair Values of Assets and Liabilities

Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” and Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” became effective January 1, 2008. SFAS 159 permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth elected not to measure any existing financial instruments at fair value under SFAS 159; however, in the future we may elect to adopt SFAS 159 for select financial instruments.

SFAS 157 defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” became effective January 1, 2009 and requires disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All nonfinancial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any nonfinancial liabilities to disclose. FASB also issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active” in October 2008, which clarified the application of SFAS 157 in a market that is not active. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued in April 2009 and provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 when the volume and level of activity for assets or liabilities have significantly decreased. As permitted, we early adopted FSP FAS 157-4 on March 31, 2009.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes U.S. Government securities, municipal securities, Federal Home Loan Bank (“FHLB”) stock, interest rate derivatives that include interest rate swaps and risk participation agreements, and other real estate owned.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are municipal securities, corporate securities, pooled trust preferred collateralized debt obligations, and impaired loans.

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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately twelve months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 7 “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is an active and liquid market. Adjustments are then made to reflect the credit and structural differences between these two security types.

Interest rate derivatives are reported at fair value utilizing Level 2 inputs and are included in Other Assets and Other Liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the US Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts, and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 11 “Derivatives.”

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

(Unaudited) (Continued)

June 30, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$52,430	$-0-	$52,430
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	881,311	-0-	881,311
Other Government-Sponsored Enterprises	-0-	75,701	-0-	75,701
Obligations of States and Political Subdivisions	-0-	184,153	3,451	187,604
Corporate Securities	-0-	-0-	17,478	17,478
Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	38,270	38,270

Total Debt Securities	-0-	1,193,595	59,199	1,252,794
Equities	4,229	6,092	1,570	11,891

Total Securities Available for Sale	4,229	1,199,687	60,769	1,264,685
Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	11,350	-0-	11,350

Total Assets	$4,229	$1,262,468	$60,769	$1,327,466

Other Liabilities (a)	$-0-	$11,427	$-0-	$11,427

Total Liabilities	$-0-	$11,427	$-0-	$11,427

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$56,207	$-0-	$56,207
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	924,598	-0-	924,598
Other Government – Sponsored Enterprises	-0-	76,906	-0-	76,906
Obligations of States and Political Subdivisions	-0-	212,141	-0-	212,141
Corporate Securities	-0-	-0-	19,780	19,780
Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	47,080	47,080

Total Debt Securities	-0-	1,269,852	66,860	1,336,712
Equities	6,370	5,268	1,570	13,208

Total Securities Available for Sale	6,370	1,275,120	68,430	1,349,920
Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	19,552	-0-	19,552

Total Assets	$6,370	$1,346,103	$68,430	$1,420,903

Other Liabilities (a)	$-0-	$19,757	$-0-	$19,757

Total Liabilities	$-0-	$19,757	$-0-	$19,757

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at June 30, 2009:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$3,429	$14,209	$36,679	$1,570	$55,887
Realized and unrealized credit losses included in earnings	-0-	-0-	(7,682)	-0-	(7,682)
Total gains (losses) realized/unrealized in other comprehensive income	22	3,269	9,353	-0-	12,644
Purchases, settlements, pay downs, and maturities	-0-	-0-	(80)	-0-	(80)
Transfers into Level 3	-0-	-0-	-0-	-0-	-0-

Balance, end of quarter	$3,451	$17,478	$38,270	$1,570	$60,769

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

For the three months ended June 30, 2009, there were no transfers between levels of fair value for available for sale securities.

Losses of $8.8 million included in earnings for the period are attributable to the change in realized losses relating to assets held at June 30, 2009 and are reported in the line “Net impairment losses on securities” in the Consolidated Statements of Income.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at June 30, 2008:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$-0-	$971	$-0-	$1,570	$2,541
Realized and unrealized credit losses included in earnings	-0-	-0-	-0-	-0-	-0-
Total gains (losses) realized/unrealized in other comprehensive income	-0-	(75)	-0-	-0-	(75)
Purchases, settlements, pay downs, and maturities	-0-	(506)	-0-	-0-	(506)
Transfers into Level 3	3,629	9,382	82,301	-0-	95,312

Balance, end of quarter	$3,629	$9,772	$82,301	$1,570	$97,272

At June 30, 2008, the securities transferred from Level 2 to Level 3 were municipal securities. The primary reason for the transfer into Level 3 was the inactivity in the market for these securities which resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

Losses of $0.5 million included in earnings for the period are attributable to the change in realized losses relating to assets held at June 30, 2008 and are reported in the line “Net impairment (losses)” in the Consolidated Statements of Income.

The table below presents the balances of assets measured at fair value on a nonrecurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Impaired loans	$-0-	$-0-	$50,998	$50,998
Other real estate owned	-0-	25,244	-0-	25,244

Total Assets	$-0-	$25,244	$50,998	$76,242

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

(Unaudited) (Continued)

June 30, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

Fair value for other real estate owned is determined by an independent market based appraisal less costs to sell and is classified as level 2.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2009.

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

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

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of cash flows for loan commitments, fair values were not estimated for either period. FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $96 thousand at June 30, 2009. See Note 5, “Commitments and Letters of Credit,” for additional information.

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

(Unaudited) (Continued)

June 30, 2009

Note 9 Fair Values of Assets and Liabilities (Continued)

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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at June 30, 2009:

	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$84,346	$84,346
Interest-bearing bank deposits	961	961
Securities available for sale	1,264,685	1,264,685
Securities held to maturity	44,398	44,161
Loans	4,536,771	4,558,528
Allowance for loan loss	83,056	-0-

Financial liabilities
Deposits	$4,485,890	$4,384,819
Short-term borrowings	998,259	991,756
Long-term debt	180,922	184,065
Subordinated debt	105,750	166,240

Note 10 Other Investments

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2009 and December 31, 2008, our FHLB stock totaled $51.4 million and is included in Other Investments on the Consolidated Statements of Financial Condition.

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

June 30, 2009

Note 10 Other Investments (Continued)

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the six months ended June 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

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

We have three risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The fee received, less the estimate of the liability for the credit exposure, was recognized in earnings at the time of the transaction.

A liability of $76 thousand was recorded for credit risk on an aggregate notional amount outstanding of $208.1 million for interest rate derivatives and $67.0 million for risk participation agreements at June 30, 2009. The fair value of our derivatives is included in a table in Note 9 “Fair Values of Assets and Liabilities” in the line items “Other Assets” and “Other Liabilities.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 11 Derivatives (Continued)

The table below presents the amount representing the change in value of derivative assets and derivative liabilities attributable to credit risk included in the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Non-hedging interest rate derivatives:
Other non-interest expense	$52	$-0-	$128	$-0-

Note 12 New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The ‘FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The provisions of SFAS No. 168 are effective for interim and annual periods ending after September 15, 2009. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 will have no impact on First Commonwealth’s financial condition or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This statement is effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact of adopting this standard.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 makes several significant amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140. SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This statement is effective for fiscal years beginning after November 15, 2009. Management does not expect the adoption of SFAS 166 to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.165 (“SFAS 165”), “Subsequent Events.” This standard establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

Note 12 New Accounting Pronouncements (Continued)

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

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 115-2 and FAS 124-2 amended Other-Than-Temporary Impairment guidance in U.S. GAAP to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We early adopted FSP FAS 115-2 and FAS 124-2 on March 31, 2009. In accordance with this new accounting guidance, the noncredit related portion of other-than-temporary impairment losses previously recognized in earnings during 2008 was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI. Of the $13.0 million in other-than-temporary impairment charges recognized in 2008, $6.5 million related to noncredit related impairment, and accordingly, has been recorded, net of tax, as a cumulative effect adjustment in the Consolidated Statements of Changes in Shareholders’ Equity as of January 1, 2009. Refer to Note 7 “Impairment of Investment Securities” for further discussion.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 only relates to disclosures and therefore will not have an impact on First Commonwealth’s financial condition or results of operations. We adopted FSP FAS 107-1 and APB 28-1 on June 30, 2009.

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

(Unaudited) (Continued)

June 30, 2009

Note 12 New Accounting Pronouncements (Continued)

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

In December 2007, FASB also issued Statement of Financial Accounting Standards No. 141(revised) (“SFAS 141(R)”), “Business Combinations,” which will apply to any business combination entered into with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at fair value on the date of acquisition with limited exceptions. SFAS 141(R) also changes the accounting and disclosures for certain items related to business combinations to more accurately reflect the cost of the acquisition. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2009

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the six months ended June 30, 2009 and 2008, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operation

Summary of Results

First Commonwealth has experienced the following developments during the second quarter of 2009 compared to the second quarter of 2008.

•	Net interest income increased 9.7%.

•	Net interest margin, on a tax equivalent basis, improved 19 basis points.

•	Total loans increased 10.3% and commercial loans increased 15.4%.

•	Average demand and savings deposits increased 15.2%.

•	Nonaccrual loans increased 59.7% primarily due to deterioration during the second quarter of 2009 in commercial real estate construction loans as a result of economic conditions.

•	Provision for credit losses increased $42.9 million.

•	Impairment losses of $8.8 million were recorded on collateralized debt obligations and bank equity securities.

•	FDIC insurance costs increased $4.7 million driven by premium increases and the special assessment of $2.9 million.

•	First Commonwealth Bank relocated its Latrobe office to a more visible location.

We recorded a net loss for the second quarter 2009 of $(18.6) million or $(0.22) per diluted share, as compared to net income of $12.9 million or $0.18 per diluted share for the same period in 2008. The decrease in net income was primarily the result of a $42.9 million ($27.9 million after tax) increase in the provision for credit losses as well as an increase of $8.2 million ($5.3 million after tax) in other-than-temporary impairment charges. The higher provision was primarily related to deterioration in our out of state commercial real estate construction credits. The other-than-temporary impairment charges were primarily related to the credit deterioration of the company’s pooled trust preferred collateralized debt obligations. FDIC insurance costs rose $4.7 million driven by premium increases and the special assessment of $2.9 million. Although we have experienced increased provision for loan loss and other-than-temporary impairment charges, we achieved growth in loans and deposits and remain well capitalized with significant liquidity.

Average diluted shares in the second quarter 2009 were 16.3% greater than the comparable quarter in 2008 primarily due to the issuance of 11.5 million shares of common stock in connection with the capital raising transaction completed on November 5, 2008. Second quarter 2009 annualized return on average equity and average assets was (11.34)% and (1.16)%, respectively, compared to 9.03% and 0.84% for the prior year period.

We recorded a net loss for the six months ended June 30, 2009 of $(16.9) million, or $(0.20) per diluted share compared to net income of $24.0 million, or $0.33 per diluted share in the same period last year. The decrease was due to the $48.0 million ($31.2 million after tax) increase in the provision for credit losses and an $18.1 million ($11.8 million after tax) increase in other-than-temporary impairment losses related to our trust preferred collateralized debt obligations and two equity securities. FDIC insurance costs rose $6.1 million mainly from premium increases and the special assessment of $2.9 million. Year-to-date June 30, 2009 annualized return on average equity and average assets was (5.17)% and (0.53)%, respectively, compared to 8.38% and 0.79% for the same period last year.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Summary of Results (Continued)

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the three and six months ending June 30, 2009 compared to the prior periods and after adjusting for the affect of the 11.5 million additional shares issued in November 2008. This adjustment reduced shares used in calculating the change for each component by 11.5 million in order to be comparable to the baseline from the prior year period.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net income per diluted share, prior year period	$0.18	$0.33
Increase (decrease) from changes in:
Net interest income	0.06	0.00
Provision for credit losses	(0.59)	(0.55)
Net impairment losses on securities	(0.11)	(0.21)
Net losses on securities transactions	0.00	(0.01)
Trust income	0.00	(0.02)
Service charges on deposit accounts	0.00	(0.03)
Insurance commissions	0.01	0.00
Income from bank owned life insurance	0.00	(0.01)
Other operating income	0.03	0.03
Salaries and employee benefits	0.00	0.04
Occupancy and equipment costs	0.00	0.03
Collection and repossession expenses	(0.01)	(0.01)
FDIC insurance	(0.06)	(0.07)
Other operating expenses	0.00	0.02
Tax benefit	0.27	0.26

Net loss per diluted share	$(0.22)	$(0.20)

Net Interest Income

Net interest income increased $4.6 million, or 9.7%, in the second quarter of 2009 from the second quarter of 2008 as a result of both growth in earning assets and a decline in the cost of interest-bearing liabilities. Interest income decreased $8.5 million, or 10.3%, as the contribution from loan growth was negatively offset by lower interest rates. Interest expense declined $13.1 million, or 37.0%, as a 109 basis point decline on rates paid for interest-bearing liabilities more than offset additional interest expense resulting from a $100.6 million, or 2.0%, increase in average interest-bearing liabilities.

Average interest-earning assets increased $180.4 million, or 3.2%, in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a $463.7 million, or 11.5%, increase in average loans. This loan growth was partially funded by investment run-off and short-term borrowings. Average investment securities decreased $283.4 million, or 17.3%, while average short-term borrowings increased $293.0 million. We refinanced $190.0 million of longer term Federal Home Loan Bank advances in the fourth quarter of 2008. These advances were due to mature in the first seven months of 2009 and were replaced with lower costing overnight borrowings.

In the second quarter of 2009, average interest-bearing liabilities increased $100.6 million when compared to the second quarter of 2008. Management continued to supplement deposit growth with wholesale borrowings due to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

the significant spread between wholesale borrowing costs and rates paid on time deposits. In the second quarter of 2009 compared to the second quarter of 2008, average time deposits decreased $261.3 million, or 12.9%, which were offset with increases in lower costing transaction and savings deposits. Average noninterest-bearing demand deposits increased $46.5 million, or 8.6%, while average interest-bearing demand and savings deposits increased $301.4 million, or 17.3%.

The net interest margin on a tax equivalent basis for the second quarter 2009 increased 19 basis points to 3.73% compared with 3.54% in the corresponding period last year. The increase in net interest margin can be attributed to increased loan volume and declines in the cost of interest-bearing liabilities exceeding the declines in yields on total interest-earning assets. The decrease in the cost of interest-bearing liabilities can be attributed to lower interest rates, combined with a shift in the mix of our liabilities to low cost deposits and short-term borrowings from time deposits and long-term debt. First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion.

Net interest income increased $14.1million, or 16.0%, for the six months ended June 30, 2009 from the corresponding period in 2008 as a result of both growth in earning assets and a decline in the cost of interest-bearing liabilities. Interest income decreased $15.4 million, or 9.4%, as the contribution from loan growth was negatively offset by lower interest rates. Interest expense declined $29.4 million, or 38.7%, as a 126 basis point decline on rates paid for interest-bearing liabilities more than offset additional interest expense resulting from a $191.0 million, or 3.8%, increase in average interest-bearing liabilities.

Average interest-earning assets increased $286.3 million, or 5.1%, in the first six months of 2009 compared to the comparable period in 2008 driven primarily by a $544.4 million, or 13.8%, increase in average loans. This loan growth was partially funded by investment run-off and short-term borrowings. Average investment securities decreased $258.3 million, or 15.8%, and a portion of the increase of $466.2 million in average short-term borrowings was also due to refinancing $190.0 million of longer term Federal Home Loan Bank advances in the fourth quarter of 2008. These advances were due to mature in the first seven months of 2009 and were replaced with lower costing overnight borrowings.

In the six months ended June 30, 2009, average interest-bearing liabilities increased $191.0 million when compared to the corresponding period in 2008. Management continued to supplement deposit growth with wholesale borrowings due to the significant spread between wholesale borrowing costs and rates paid on time deposits. In the first six months of 2009 compared to the first six months of 2008, average time deposits decreased $299.7 million, or 14.3%, which were offset with increases in lower costing transaction and savings deposits. Average noninterest-bearing demand deposits increased $48.5 million, or 9.2%, and average interest-bearing demand and savings deposits increased $270.3 million, or 15.9%.

The net interest margin on a tax equivalent basis for the six months ended June 30, 2009 increased 31 basis points to 3.72% compared with 3.41% in the corresponding period last year. The increase in net interest margin can be attributed to increased loan volume and declines in the cost of interest-bearing liabilities exceeding the declines in yields on total interest-earning assets. The decrease in the cost of interest-bearing liabilities is the result of lower interest rates, combined with a shift in the mix of our liabilities to low cost deposits and short-term borrowings from time deposits and long-term debt.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended June 30:

	Average Balance Sheets and Net Interest Income Analysis
	2009			2008
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$767	$1	0.43%	$349	$2	2.05%
Tax-free investment securities	238,958	2,660	6.87	300,631	3,347	6.89
Taxable investment securities	1,112,350	13,266	4.78	1,334,118	16,256	4.90
Federal funds sold	-0-	-0-	0.00	286	2	2.53
Loans, net of unearned income (b)(c)	4,511,811	57,793	5.29	4,048,141	62,614	6.35

Total interest-earning assets	5,863,886	73,720	5.25	5,683,525	82,221	6.04

Noninterest-earning assets:
Cash	75,318			74,860
Allowance for credit losses	(43,039)			(42,011)
Other assets	555,202			498,205

Total noninterest-earning assets	587,481			531,054

Total Assets	$6,451,367			$6,214,579

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$611,384	$431	0.28%	$609,977	$1,241	0.82%
Savings deposits (d)	1,430,613	3,883	1.09	1,130,583	4,149	1.48
Time deposits	1,766,035	13,560	3.08	2,027,373	19,980	3.96
Short-term borrowings	1,068,183	1,133	0.43	775,183	4,251	2.21
Long-term debt	288,263	3,225	4.49	520,733	5,669	4.38

Total interest-bearing liabilities	5,164,478	22,232	1.73	5,063,849	35,290	2.80

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	588,246			541,752
Other liabilities	39,823			34,017
Shareholders’ equity	658,820			574,961

Total noninterest-bearing funding sources	1,286,889			1,150,730

Total Liabilities and Shareholders’ Equity	$6,451,367			$6,214,579

Net Interest Income and Net Yield on Interest-Earning Assets		$51,488	3.73%		$46,931	3.54%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the six months ended June 30:

	Average Balance Sheets and Net Interest Income Analysis
	2009			2008
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$$790	$2	0.47%	$448	$7	3.06%
Tax-free investment securities	248,540	5,554	6.93	310,411	6,942	6.92
Taxable investment securities	1,131,230	27,037	4.82	1,327,618	32,396	4.91
Federal funds sold	0	-0-	0.00	164	2	2.57
Loans, net of unearned income (b)(c)	4,486,216	116,068	5.37	3,941,864	124,681	6.51

Total interest-earning assets	5,866,776	148,661	5.33	5,580,505	164,028	6.15

Noninterest-earning assets:
Cash	74,721			74,360
Allowance for credit losses	(48,187)			(42,185)
Other assets	541,810			492,876

Total noninterest-earning assets	568,344			525,051

Total Assets	$6,435,120			$6,105,556

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$598,399	$980	0.33	$591,549	$2,988	1.02%
Savings deposits (d)	1,373,299	8,294	1.22	1,109,822	9,497	1.72
Time deposits	1,796,155	28,176	3.16	2,095,883	43,918	4.21
Short-term borrowings	1,100,660	2,480	0.45	634,479	7,956	2.52
Long-term debt	289,133	6,644	4.63	534,874	11,654	4.38

Total interest-bearing liabilities	5,157,646	46,574	1.82	4,966,607	76,013	3.08

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	574,488			525,951
Other liabilities	42,587			36,037
Shareholders’ equity	660,399			576,961

Total noninterest-bearing funding sources	1,277,474			1,138,949

Total Liabilities and Shareholders’ Equity	$6,435,120			$6,105,556

Net Interest Income and Net Yield on Interest-Earning Assets		$102,087	3.72%		$88,015	3.41%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three and six months ended June 30:

	Analysis of Changes in Net Interest Income
	(dollars in thousands)
	Three Months Ended June 30, 2009 Compared with June 30, 2008			Six Months Ended June 30, 2009 Compared with June 30, 2008
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(1)	$2	$(3)	$(5)	$5	$(10)
Tax-free investment securities	(687)	(1,057)	370	(1,388)	(2,129)	741
Taxable investment securities	(2,990)	(2,702)	(288)	(5,359)	(4,795)	(564)
Federal funds sold	(2)	(2)	-0-	(2)	(2)	-0-
Loans	(4,821)	7,321	(12,142)	(8,613)	17,622	(26,235)

Total interest income	(8,501)	3,562	(12,063)	(15,367)	10,701	(26,068)

Interest-bearing liabilities:
Interest-bearing demand deposits	(810)	3	(813)	(2,008)	35	(2,043)
Savings deposits	(266)	1,101	(1,367)	(1,203)	2,255	(3,458)
Time deposits	(6,420)	(2,576)	(3,844)	(15,742)	(6,281)	(9,461)
Short-term borrowings	(3,118)	1,610	(4,728)	(5,476)	5,846	(11,322)
Long-term debt	(2,444)	(2,531)	87	(5,010)	(5,354)	344

Total interest expense	(13,058)	(2,393)	(10,665)	(29,439)	(3,499)	(25,940)

Net interest income	$4,557	$5,955	$(1,398)	$14,072	$14,200	$(128)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

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

The provision for credit losses for the second quarter of 2009 increased $42.9 million compared to the second quarter of 2008 as a result of increased allocations for new nonperforming loans, loan growth and trends in losses.

The significant increase primarily reflects deterioration in our out of state commercial real estate and commercial construction portfolios. In the second quarter of 2009, $36.1 million or 74.8% of the provision for credit losses related to out of market loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Significant provisions for loan losses were recorded in the second quarter on the following credits;

•

A $38.7 million land loan in Florida which was originated in the first quarter of 2008. Due to weakness in the Florida market and the borrowers failure to fund interest reserves the credit was classified as substandard in June 2009. In the second quarter of 2009, a $9.7 million specific reserve has been allocated to the allowance for this credit.

•

A $20.8 million real estate construction loan in Florida for condominiums. This loan was originated in August 2006 and was placed on nonaccrual in June 2009. The project was 100% pre-sold with a 30% down payment on each unit and is approximately 60% complete. In May 2009, the bank group received notice that closings on the first phase of the project may not be completed in time to provide cash flow needed to finish the next two phases of the project. A Shared National Credit review in June 2009 graded the loan 100% doubtful and nonaccrual. In the second quarter of 2009, a $10.8 million specific reserve has been allocated to the allowance for this credit.

•

A $9.2 million commercial and industrial loan in Maryland to a business that develops and manages retirement centers. This loan was originated in July 2007 and was placed on nonaccrual in June 2009. Underlying collateral for the loan is a pledge on all deposit accounts and financial assets of the borrower. Weakened real estate markets created cash flow and financial issues for the borrower. In April 2009, a Forbearance Agreement was signed adjusting covenants. The last indication of value, a liquidation analysis, was obtained in June 2009. In the second quarter of 2009, a $6.7 million specific reserve has been allocated to the allowance.

•

A $6.2 million real estate construction loan in Ohio for senior housing/independent living facilities. This loan was originated in June 2008 and placed on nonaccrual in June 2009. The project is approximately 80% complete. Declines in real estate prices have caused financial issues for the borrower. In April 2009, the bank group suspended construction advances on the project due to a combination of insufficient absorption, a default on related debt and the guarantor’s inability to provide financial support. The last appraisal was completed in April 2009. A Shared National Credit review in June 2009 classified 54% of the loan as substandard and 46% loss. In the second quarter of 2009, a $3.6 million specific reserve was allocated to the allowance of which $2.9 million was charged off.

•

A $5.0 million commercial construction loan in Illinois for a hotel and indoor water park. This loan was originated in July 2007 and placed on nonaccrual in June 2009. Current economic climate and affect on recreation industry has resulted in poor financial performance and inability to service debt payments. In June 2009, a Forbearance Agreement was entered into providing one year of interest only payments. A Shared National Credit review in June 2009 downgraded the loan to doubtful. In the second quarter, a $2.0 million specific reserve has been allocated to the allowance for this credit.

•

A $5.0 million commercial construction loan in Utah for a commercial residential mixed use project. This loan was originated in April 2007 and placed on nonaccrual in June 2008. In April 2009, the bank learned that construction on the project had stopped due to cash flow problems. The last appraisal was completed in September 2008. A Shared National Credit review in June 2009 downgraded the loan to loss. A $5.0 million specific reserve has been allocated for this credit, of which $2.6 million was provided in the second quarter of 2009. This loan has not been charged off because there is an unresolved court case that may result in some recovery.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Net credit losses were $6.7 million in the second quarter of 2009 compared to $2.5 million in the second quarter of 2008. Two commercial credit relationships accounted for $3.4 million, or 50.6%, of the net credit losses in the second quarter of 2009. Both of the commercial credit relationships were out of state participation loans. One was a commercial and industrial loan and the other was a construction loan secured by real estate.

The allowance for credit losses was $83.1 million at June 30, 2009, which represents a ratio of 1.85% of average loans outstanding compared to 1.13% reported at June 30, 2008. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2009.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30:

	2009	2008
	(dollars in thousands)
Balance, beginning of year	$52,759	$42,396
Loans charged off:
Commercial, financial and agricultural	9,442	1,777
Loans to individuals	2,242	1,918
Real estate-construction	7,695	68
Real estate-commercial	5,487	2,106
Real estate-residential	1,807	1,272

Total loans charged off	26,673	7,141

Recoveries of loans previously charged off:
Commercial, financial and agricultural	231	267
Loans to individuals	217	299
Real estate-construction	-0-	-0-
Real estate-commercial	9	136
Real estate-residential	16	8
Lease financing receivables	7	-0-

Total recoveries	480	710

Net credit losses	26,193	6,431
Provision charged to expense	56,490	8,540

Balance, end of period	$83,056	$44,505

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Income

The following table presents the components of non-interest income for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Non-Interest Income
Trust income	$1,151	$1,538	$2,238	$3,070
Service charges on deposit accounts	4,406	4,786	8,243	9,211
Insurance and retail brokerage commissions	1,756	1,394	3,372	2,671
Income from bank owned life insurance	1,034	1,446	2,172	2,933
Card related interchange income	2,138	1,950	4,034	3,703
Other income	4,935	2,426	7,943	4,907

Subtotal	15,420	13,540	28,002	26,495
Net securities gains	56	90	80	591
Net impairment losses	(8,761)	(541)	(18,627)	(541)

Total non-interest income	$6,715	$13,089	$9,455	$26,545

Total non-interest income for the three and six month periods ended June 30, 2009 decreased $6.4 million, or 48.7%, and $17.1 million, or 64.4% respectively, compared to the same periods in 2008 primarily due to net impairment losses on securities, and decreases in service charges on deposit accounts, income from bank owned life insurance and trust income. These decreases were partially offset by higher insurance and retail brokerage commissions, increases in card related interchange income, and higher other operating income.

Net impairment losses increased $8.2 million for the second quarter of 2009 and $18.1 million for the first six months of 2009 compared to the corresponding periods of 2008. The $8.8 million net impairment charges in the second quarter of 2009 are due to higher credit related other-than-temporary impairment losses of $7.7 million on trust preferred collateralized debt obligations and $1.1 million on bank equity securities. The year-to-date $18.6 million net impairment charges are due to $16.1 million in credit related other-than-temporary impairment losses on trust preferred collateralized debt obligations and $2.5 million on bank equity securities.

Service charges on deposit accounts decreased $380 thousand, or 7.9%, for the second quarter of 2009 and $968 thousand, or 10.5%, for the first six months of 2009 compared to the corresponding periods of 2008 primarily due to reduced overdraft charges as a result of a drop in the frequency of occurrences.

Income from bank owned life insurance decreased $412 thousand, or 28.5%, for the second quarter of 2009 and $761 thousand, or 25.9%, for the first six months of 2009 compared to the corresponding periods of 2008 due to reductions in the crediting rates of our separately managed accounts.

The reduction in trust income of $387 thousand, or 25.2%, for the second quarter of 2009 and $832 thousand, or 27.1%, for the first six months of 2009 compared to the corresponding periods of 2008 was primarily due to a sharp decline in the market value of assets under management.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Income (Continued)

Insurance and retail brokerage commissions increased $362 thousand, or 26.0%, for the second quarter of 2009 and $701 thousand, or 26.2%, for the first six months of 2009 compared to the corresponding periods of 2008 mainly due to higher sales, additional producers and an enhanced calling program.

Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $188 thousand, or 9.6%, for the second quarter of 2009 and $331 thousand, or 8.9%, for the first six months of 2009 compared to the corresponding periods of 2008 primarily due to higher usage.

Other operating income increased $2.5 million, or 103.4%, for the second quarter of 2009 and $3.0 million, or 61.9%, for the first six months of 2009 compared to the corresponding periods of 2008 primarily due to a $2.1 million gain from a favorable legal settlement.

Non-Interest Expense

The following table presents the components of non-interest expense for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$21,081	$20,428	$43,581	$40,758
Net occupancy expense	3,528	3,728	7,528	7,635
Furniture and equipment expense	2,977	3,058	5,952	6,136
Advertising expense	595	401	1,108	1,029
Data processing expense	1,165	996	2,297	2,047
Pennsylvania shares tax expense	1,312	1,339	2,643	2,610
Intangible amortization	743	832	1,486	1,663
Collection and repossession expense	1,750	704	2,651	1,319
FDIC insurance	4,863	125	6,384	248
Other professional fees and services	847	934	1,910	1,684
Other operating expenses	6,474	6,340	13,143	12,612

Total non-interest expense	$45,335	$38,885	$88,683	$77,741

Total non-interest expense for the three and six months ended June 30, 2009, increased $6.5 million, or 16.6%, and $10.9 million, or 14.1%, over the corresponding periods in 2008. The increase for the six months was primarily due to FDIC insurance, higher salaries and employee benefits, and collection and repossession expense.

Salaries and employee benefits increased $653 thousand, or 3.2%, for the second quarter of 2009 and $2.8 million, or 6.9%, for the six months ended June 30, 2009 compared with the same periods in 2008. The increases were primarily due to an increase in the number of employees due to new branch offices, enhancing the consumer infrastructure for small business banking and retail brokerage, annual merit increases in the first quarter, higher 401(K) expense and higher hospitalization expense. Full time equivalent employees were 1,675 at June 30, 2009 compared to 1,589 at June 30, 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Expense (Continued)

Collection and repossession expenses increased $1.0 million, or 148.6%, for the second quarter of 2009 and $1.3 million, or 101.0%, for the six months ended June 30, 2009 compared to the same periods in 2008 primarily due to costs associated with two loans that were transferred to other real estate owned in the first quarter of 2009.

FDIC expense increased $4.7 million for the second quarter of 2009 and $6.1 million for the six months ended June 30, 2009 compared to the same periods in 2008 due to the premium increases and the special assessment in the second quarter of $2.9 million.

Income Tax

The provision for income taxes decreased $19.6 million for the second quarter of 2009 and $20.9 million for the first six months ended June 30, 2009, compared to the corresponding periods in 2008. Our effective tax rate was 47.4% for the tax benefit in the second quarter of 2009 and 49.7% for the tax benefit for the first six months of 2009 compared to 18.1% and 15.0% for the tax expense for the corresponding periods of 2008. The 2009 effective tax rate is the result of negative income before taxes as well as permanent differences and tax credits.

LIQUIDITY

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity and redemption of investment securities totaled $205.8 million during the first six months of 2009 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At June 30, 2009, our borrowing capacity at the Federal Reserve related to this program was $697.8 million. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets. In the fourth quarter of 2008, we issued 11,500,000 shares of our common stock through a public stock offering, which resulted in gross proceeds of $115.0 million and increased our capital by $108.8 million after deducting underwriting discounts, commissions and offering expenses.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

LIQUIDITY (Continued)

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first six months of 2009, total deposits increased $205.5 million funding loan growth of $118.4 million. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Interest-bearing demand deposits	$99,281	$97,011
Savings deposits	2,045,970	1,773,843
Time deposits	1,748,420	1,842,644

Total interest-bearing deposits	$3,893,671	$3,713,498

At June 30, 2009, noninterest-bearing deposits increased by $25.3 million and interest-bearing deposits increased $180.2 million compared to December 31, 2008. The $2.3 million increase in interest-bearing demand deposits and $272.1 million increase in savings deposits for the first six months of 2009 was partly offset by the $94.2 million decrease in time deposits.

Core deposits continue to be a source of liquidity and the growth in these accounts during the past six months has funded loan growth during that period. The following table shows a breakdown of loans by classification as of the periods presented:

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,233,131	$1,259,498	$1,272,014	$1,148,601	$1,115,536
Real estate-construction	476,762	449,771	464,806	382,225	347,477
Real estate-residential	1,223,690	1,199,472	1,210,985	1,223,611	1,232,071
Real estate-commercial	1,075,659	1,047,331	974,772	938,044	951,250
Loans to individuals	527,529	501,286	495,800	492,119	467,089

Total loans	$4,536,771	$4,457,358	$4,418,377	$4,184,600	$4,113,423

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.74 at both June 30, 2009 and December 31, 2008. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Following is the gap analysis as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,143,149	$170,565	$412,258	$2,725,972	$1,628,017	$182,782
Investments	228,954	161,561	173,036	563,551	371,850	424,938
Other interest-earning assets	961	-0-	-0-	961	-0-	-0-

Total interest-sensitive assets (ISA)	2,373,064	332,126	585,294	3,290,484	1,999,867	607,720

Certificates of deposit	471,769	310,363	345,275	1,127,407	606,185	14,746
Other deposits	2,145,333	-0-	-0-	2,145,333	-0-	-0-
Borrowings	1,076,783	10,458	61,919	1,149,160	92,908	40,655

Total interest-sensitive liabilities (ISL)	3,693,885	320,821	407,194	4,421,900	699,093	55,401

Gap	$(1,320,821)	$11,305	$178,100	$(1,131,416)	$1,300,774	$552,319

ISA/ISL	0.64	1.04	1.44	0.74	2.86	10.97
Gap/Total assets	20.48%	0.18%	2.76%	17.54%	20.17%	8.56%

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

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet, based on June 30, 2009 information (dollars in thousands):

	- 200	- 100	+ 100	+ 200
Net interest income change (12 months):	(4,502)	(22)	(1,473)	(1,725)

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

First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans with a balance

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CREDIT RISK (Continued)

greater than $100,000, loss experience trends, delinquency, and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

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

The following table identifies amounts of loan losses and nonperforming loans:

	June 30,
	2009	2008
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$81,285	$50,910
Troubled debt restructured loans	637	139

Total nonperforming loans	$81,922	$51,049

Loans past due in excess of 90 days and still accruing	$14,978	$14,210

Other real estate owned	$25,565	$3,271

Loans outstanding at end of period	$4,536,711	$4,113,423

Average loans outstanding	$4,486,216	$3,941,864

Nonperforming loans as a percentage of total loans	1.81%	1.24%

Provision for credit losses	$56,490	$8,540

Allowance for credit losses	$83,056	$44,505

Net credit losses	$26,193	$6,431

Net credit losses as a percentage of average loans outstanding (annualized)	1.18%	0.33%

Provision for credit losses as a percentage of net credit losses	215.67%	132.79%

Allowance for credit losses as a percentage of average loans outstanding	1.85%	1.13%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.83%	1.08%

Allowance for credit losses as a percentage of nonperforming loans	101.38%	87.18%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CREDIT RISK (Continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses at June 30:

	2009	2008
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$81,922	$51,049
Average balance of impaired loans for the period	$49,909	$50,948
Allowance for credit losses related to impaired loans	$34,389	$13,721
Impaired loans with an allocation of the allowance for credit losses	$67,977	$44,573
Impaired loans with no allocation of the allowance for credit losses	$13,945	$6,476
Income recorded on impaired loans on a cash basis	$343	$319

Impaired loans increased $30.9 million to $81.9 million at June 30, 2009 compared to $51.0 million at June 30, 2008. During the second quarter of 2009, impaired loans increased $52.3 million. As of June 30, 2009, commercial loans outside the state of Pennsylvania accounted for $46.8 million of the $81.9 million of total impaired loans. Significant additions to impaired loans in the second quarter of 2009 include the following, all of which are out of state participation loans:

•	A $20.8 million real estate construction loan in Florida for condominiums

•	A $9.2 million commercial and industrial loan in Maryland to a business that develops and manages retirement centers

•	A $6.2 million real estate construction loan in Ohio for senior housing/independent living facilities.

•	A $5.0 million commercial construction loan in Illinois for a hotel and indoor water park.

Additional information on each of these credits is provided in the Provision for Loan Losses section of Management’s Discussion and Analysis.

Offsetting the above mentioned growth in nonperforming loans was the transfer of $20 million related to two commercial properties to other real estate owned in the first quarter of 2009. As a result, as of June 30, 2009, other real estate owned increased $22.3 million, to $25.6 million, when compared to a balance of $3.3 million at June 30, 2008. Charge-offs of $12.0 million were recorded in the first quarter of 2009 as a result of the $20.0 million transfer into other real estate owned.

Loans past due in excess of 90 days and still accruing remained relatively flat at $15.0 million at June 30, 2009 compared to $14.2 million at June 30, 2008.

The following tables provide information related to loan losses and nonaccrual loans as of June 30, 2009:

	As of June 30, 2009
	Outstanding Balance	% of Total Portfolio
Commercial, financial, agricultural and other	$1,233,131	27.18%
Real estate-construction	476,762	10.51%
Real estate-residential	1,223,690	26.97%
Real estate-commercial	1,075,659	23.71%
Loans to individuals	527,529	11.63%

Total loans, net of unearned income	$4,536,771	100.00%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CREDIT RISK (Continued)

	For Six Months Ended June 30, 2009		As of June 30, 2009
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	Nonaccrual as % of Loans
Commercial, financial, agricultural and other	$9,211	35.17%	$16,673	20.51%
Real estate-construction	7,695	29.38%	44,112	54.27%
Real estate-residential	1,791	6.84%	5,265	6.48%
Real estate-commercial	5,478	20.91%	15,220	18.72%
Loans to individuals	2,018	7.70%	15	0.02%

Total loans, net of unearned income	$26,193	100.00%	$81,285	100.00%

As this table illustrates, two categories of loans, Real estate – construction and Commercial, financial, agricultural and other, represent a significant portion of the net charge-offs and nonaccrual loans as of and for the six months ended June 30, 2009. Real estate – construction loans, which represent only 10.5% of total loans, were 29.4% of net charge-offs and 54.3% of total nonaccrual loans. Commercial, financial, agricultural and other loans were 27.2% of total loans, 35.2% of net charge-offs and 20.5% of total nonaccrual loans.

In each of these two categories, loans generated outside of Pennsylvania represented a greater percentage of the net charge-offs and nonaccrual loans than those generated within Pennsylvania, our core market area. We track market location for loans having an original principal balance greater than $1 million; loans with original principal balances of $1 million or less are considered small business loans and are not currently broken down by geographic location. In the case of Real estate – construction loans, $450.6 million or 94.5% had an original balance of $1 million or greater, and in the case of Commercial, financial, agricultural and other loans, $1.0 billion or 81.4% had an original balance of $1 million or greater. The following table for Real estate – construction and Commercial, financial, agricultural and other loans having an original balance of greater than $1 million shows the percentage of such loans that were generated in and out of Pennsylvania; the percentage of net charge-offs for the six months ended June 30, 2009; and the percentage of nonaccrual loans as of June 30, 2009 attributable to loans generated in and out of Pennsylvania.

	% of Loans	% of Net Charge-offs	% of Nonaccrual Loans
	In Category	In Category	In Category
Commercial, financial, agricultural and other (original balances greater than $1 million)
Loans generated in Pennsylvania	75.94%	100.00%	36.62%
Loans generated out of Pennsylvania	24.06%	0.00%	63.38%
Real estate – construction (original balances greater than $1 million)
Loans generated in Pennsylvania	56.31%	0.36%	15.10%
Loans generated out of Pennsylvania	43.69%	99.64%	84.90%

CAPITAL RESOURCES

At June 30, 2009, shareholders’ equity was $633.3 million, a decrease of $19.5 million from December 31, 2008. The decrease was primarily due to net loss and dividends paid offset by unrealized holding gains on securities. A strong capital base provides First Commonwealth with a foundation to expand lending, to protect depositors, and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CAPITAL RESOURCES (Continued)

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

In July 2009, First Commonwealth Financial Corporation declared a quarter dividend of $0.03 per share payable on August 14, 2009. This dividend represents a decrease from the prior quarterly dividend of $0.12 per share. The dividend reduction was implemented in order to preserve capital during the unprecedented uncertainty and market volatility.

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

The table below presents First Commonwealth’s capital position at June 30, 2009:

	Actual		Regulatory Minimum
	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$671,661	11.9%	$440,839	8.0%
First Commonwealth Bank	$600,868	11.0%	$436,579	8.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$588,605	10.7%	$220,420	4.0%
First Commonwealth Bank	$532,582	9.8%	$218,290	4.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$588,605	9.4%	$251,307	4.0%
First Commonwealth Bank	$532,582	8.5%	$249,421	4.0%

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10%, 6.0%, and 5.0%, respectively. At June 30, 2009, First Commonwealth’s banking subsidiary exceeded those requirements.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2009, First Commonwealth Financial Corporation held its Annual Meeting of Shareholders. A total of 65,290,604 of First Commonwealth’s shares were present or represented by proxy at the meeting. First Commonwealth’s shareholders voted upon (1) the election of 3 persons, named in the Proxy Statement, to serve as directors of First Commonwealth for terms expiring in 2011, and (2) the approval of the First Commonwealth Financial Corporation Incentive Compensation Plan. All directors were elected and there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement. The Incentive Compensation Plan was also approved. The following table details the votes cast “For” and “Withhold” for each of the Director nominees and “For,” “Against” and “Abstain” for the approval of the Incentive Compensation Plan.

(1) Election of Directors for Terms Expiring in 2011:

	Number of Votes Cast
Name	For	Withhold
James W. Newill	59,595,131	5,695,473
Laurie S. Singer	60,750,702	4,539,902
Robert J. Ventura	60,979,332	4,311,272

(2) Approval of the First Commonwealth Financial Corporation Incentive Compensation Plan

Number of Votes Cast
For	Against	Abstain
47,213,909	8,073,103	943,007

ITEM 5. OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (Continued)

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
10.1	Director Fee Stock Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: August 7, 2009	/s/ John J. Dolan
John J. Dolan
President and Chief Executive Officer

DATED: August 7, 2009	/s/ Edward J. Lipkus, III
Edward J. Lipkus, III
Executive Vice President and Chief Financial Officer