Form 10-Q
period 2009-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2009-11-06
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒  Smaller reporting company  ☐    Non-accelerated filer  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act):    Yes  ☐     No  ☒

The number of shares outstanding of issuer’s common stock, $1.00 Par Value as of November 2, 2009 was 85,061,850.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009	December 31, 2008
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$79,694	$88,277
Interest-bearing bank deposits	332	289
Securities available for sale, at fair value	1,231,015	1,349,920
Securities held to maturity, at amortized cost, (Fair value $42,466 and $50,558 at September 30, 2009 and December 31, 2008, respectively)	41,397	50,840
Other investments	51,431	51,431
Loans:
Portfolio loans	4,649,034	4,418,377
Allowance for credit losses	(90,466)	(52,759)

Net loans	4,558,568	4,365,618

Premises and equipment, net	72,074	72,636
Other real estate owned	24,138	3,262
Goodwill	159,956	159,956
Amortizing intangibles, net	8,063	10,233
Other assets	284,771	273,418

Total assets	$6,511,439	$6,425,880

Liabilities
Deposits (all domestic):
Noninterest-bearing	$599,842	$566,845
Interest-bearing	3,897,195	3,713,498

Total deposits	4,497,037	4,280,343
Short-term borrowings	1,043,447	1,139,737
Other liabilities	42,276	63,778
Subordinated debentures	105,750	105,750
Other long-term debt	179,784	183,493

Total long-term debt	285,534	289,243

Total liabilities	5,868,294	5,773,101

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 200,000,000 shares authorized; 86,600,431 shares issued and 85,056,516 shares outstanding at September 30, 2009; 86,600,431 shares issued and 85,050,744 shares outstanding in 2008	86,600	86,600
Additional paid-in capital	302,418	303,008
Retained earnings	278,695	309,947
Accumulated other comprehensive loss, net	(762)	(21,269)
Treasury stock (1,543,915 and 1,549,687 shares at September 30, 2009 and December 31, 2008, respectively, at cost)	(17,706)	(17,907)
Unearned ESOP shares	(6,100)	(7,600)

Total shareholders’ equity	643,145	652,779

Total liabilities and shareholders’ equity	$6,511,439	$6,425,880

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF INCOME

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$57,085	$62,285	$173,153	$186,966
Interest and dividends on investments:
Taxable interest	12,406	15,013	39,291	46,122
Interest exempt from Federal income taxes	2,540	3,176	8,094	10,118
Dividends	31	663	183	1,950
Interest on Federal funds sold	-0-	-0-	-0-	2
Interest on bank deposits	1	2	3	9

Total interest income	72,063	81,139	220,724	245,167

Interest Expense
Interest on deposits	17,014	23,069	54,464	79,472
Interest on short-term borrowings	947	4,634	3,427	12,590
Interest on subordinated debentures	1,447	1,870	4,772	5,659
Interest on other long-term debt	1,672	3,639	4,991	11,504

Total interest on long-term debt	3,119	5,509	9,763	17,163

Total interest expense	21,080	33,212	67,654	109,225

Net Interest Income	50,983	47,927	153,070	135,942
Provision for credit losses	23,020	3,913	79,510	12,453

Net Interest Income after Provision for Credit Losses	27,963	44,014	73,560	123,489

Non-Interest Income
Impairment losses on securities	(25,473)	(8,620)	(68,483)	(9,161)
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	13,570	-0-	37,953	-0-

Net impairment losses	(11,903)	(8,620)	(30,530)	(9,161)
Net securities gains	44	911	124	1,502
Trust income	1,366	1,444	3,604	4,514
Service charges on deposit accounts	4,555	4,792	12,798	14,003
Insurance and retail brokerage commissions	2,068	1,390	5,440	4,061
Income from bank owned life insurance	1,078	1,435	3,250	4,368
Card related interchange income	2,224	1,950	6,258	5,653
Other income	1,569	2,972	9,512	7,879

Total non-interest income	1,001	6,274	10,456	32,819

Non-Interest Expense
Salaries and employee benefits	21,405	21,091	64,986	61,849
Net occupancy expense	3,263	3,613	10,791	11,248
Furniture and equipment expense	3,121	2,995	9,073	9,131
Advertising expense	865	550	1,973	1,579
Data processing expense	1,136	1,075	3,433	3,122
Pennsylvania shares tax expense	1,310	1,342	3,953	3,952
Intangible amortization	684	802	2,170	2,465
Collection and repossession expenses	1,444	642	4,095	1,961
FDIC insurance	2,046	179	8,430	427
Other professional fees and services	723	754	2,633	2,438
Other operating expenses	5,948	5,954	19,091	18,566

Total non-interest expense	41,945	38,997	130,628	116,738

(Loss) Income before income taxes	(12,981)	11,291	(46,612)	39,570
Income tax (benefit) provision	(7,120)	1,127	(23,819)	5,372

Net (Loss) Income	$(5,861)	$10,164	$(22,793)	$34,198

Average Shares Outstanding	84,594,952	72,715,709	84,558,972	72,597,977
Average Shares Outstanding Assuming Dilution	84,597,649	72,817,216	84,592,785	72,704,279
Per Share Data:
Basic (Loss) Earnings per Share	$(0.07)	$0.14	$(0.27)	$0.47
Diluted (Loss) Earnings per Share	$(0.07)	$0.14	$(0.27)	$0.47
Cash Dividends Declared per Common Share	$0.03	$0.17	$0.15	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption of FASB ASC Topic 320-10-65 ($6,500, net of $2,300 tax)	-0-	-0-	4,223	(4,223)	-0-	-0-	-0-

Balance at January 1, 2009	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net loss	-0-	-0-	(22,793)	-0-	-0-	-0-	(22,793)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	29,610	-0-	-0-	29,610
Noncredit related losses on securities not expected to be sold	-0-	-0-	-0-	(24,669)	-0-	-0-	(24,669)
Less: reclassification adjustment for losses on securities included in net loss	-0-	-0-	-0-	19,789	-0-	-0-	19,789

Total other comprehensive income							24,730

Total comprehensive income							1,937
Cash dividends declared	-0-	-0-	(12,682)	-0-	-0-	-0-	(12,682)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,500	1,500
ESOP market value adjustment ($557, net of $195 tax benefit)	-0-	(362)	-0-	-0-	-0-	-0-	(362)
Discount on dividend reinvestment plan purchases	-0-	(369)	-0-	-0-	-0-	-0-	(369)
Tax benefit of stock options exercised	-0-	149	-0-	-0-	-0-	-0-	149
Treasury stock reissued	-0-	(5)	-0-	-0-	66	-0-	61
Restricted stock	-0-	(3)	-0-	-0-	135	-0-	132

Balance at September 30, 2009	$86,600	$302,418	$278,695	$(762)	$(17,706)	$(6,100)	$643,145

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of FASB ASC Topic 715-60 ($1,500, net of $500 tax)	-0-	-0-	(984)	-0-	-0-	-0-	(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income	-0-	-0-	34,198	-0-	-0-	-0-	34,198
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(43,005)	-0-	-0-	(43,005)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	5,019	-0-	-0-	5,019

Total other comprehensive loss							(37,986)

Total comprehensive loss							(3,788)
Cash dividends declared	-0-	-0-	(37,056)	-0-	-0-	-0-	(37,056)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	1,500	1,500
Discount on dividend reinvestment plan purchases	-0-	(688)	-0-	-0-	-0-	-0-	(688)
Tax benefit of stock options exercised	-0-	25	-0-	-0-	-0-	-0-	25
Treasury stock reissued	-0-	(280)	-0-	-0-	4,175	-0-	3,895
Restricted stock	-0-	7	-0-	-0-	114	-0-	121

Balance at September 30, 2008	$75,100	$205,953	$315,404	$(38,133)	$(18,411)	$(8,100)	$531,813

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Operating Activities
Net (loss) income	$(22,793)	$34,198
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	79,510	12,453
Deferred tax benefit	(27,620)	(3,287)
Depreciation and amortization	7,491	8,006
Net losses on securities and other assets	29,911	7,123
Net (accretion) amortization of premiums and discounts on securities	(216)	2
Net amortization of premiums and discounts on long-term debt	(1,580)	(2,845)
Income from increase in cash surrender value of bank owned life insurance	(3,250)	(4,368)
Decrease in interest receivable	2,181	1,018
Decrease in interest payable	(2,790)	(7,062)
(Decrease) increase in income tax payable	(726)	259
Other-net	259	(3,651)

Net cash provided by operating activities	60,377	41,846

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	9,698	14,970
Transactions in securities available for sale:
Proceeds from sales	5,615	40,203
Proceeds from maturities and redemptions	302,726	320,361
Purchases	(181,834)	(271,750)
Proceeds from sales of other assets	7,263	6,403
Net (increase) decrease in interest-bearing deposits with banks	(43)	1,452
Net increase in loans	(299,181)	(502,526)
Purchases of premises and equipment	(5,852)	(8,534)

Net cash used in investing activities	(161,608)	(399,421)

Financing Activities
Repayments of other long-term debt	(3,031)	(87,873)
Proceeds from issuance of long-term debt	2,403	36,310
Discount on dividend reinvestment plan purchases	(369)	(688)
Dividends paid	(27,141)	(36,991)
Net decrease in Federal funds purchased	(59,300)	(33,800)
Net (decrease) increase in other short-term borrowings	(36,991)	555,023
Net increase (decrease) in deposits	216,867	(85,790)
Proceeds from sale of treasury stock	61	3,895
Stock option tax benefit	149	25

Net cash provided by financing activities	92,648	350,111

Net decrease in cash and cash equivalents	(8,583)	(7,464)
Cash and cash equivalents at January 1	88,277	100,791

Cash and cash equivalents at September 30	$79,694	$93,327

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 1 Basis of Presentation

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

The results of operations for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period. These interim financial statements should be read in conjunction with First Commonwealth’s 2008 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission, press releases, historical stock prices, dividend declarations, corporate governance information, policies, and documents as well as information about products and services offered by First Commonwealth.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	September 30, 2009			September 30, 2008
	(dollars in thousands)
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$45,554	$(15,944)	$29,610	$(66,161)	$23,156	$(43,005)
Noncredit related losses on securities not expected to be sold	(37,953)	13,284	(24,669)	-0-	-0-	-0-
Less: reclassification adjustment for losses (gains) realized in net income (loss)	30,445	(10,656)	19,789	7,721	(2,702)	5,019

Net unrealized gains (losses)	38,046	(13,316)	24,730	(58,440)	20,454	(37,986)

Other comprehensive income (loss)	$38,046	$(13,316)	$24,730	$(58,440)	$20,454	$(37,986)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on noncash investing and financing activities.

	For the Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Cash paid during the current year for:
Interest	$71,837	$113,133
Income taxes	$3,900	$8,600

Noncash investing and financing activities:
ESOP loan reductions	$1,500	$1,500
Loans transferred to other real estate owned and repossessed assets	$27,679	$6,921
Investments purchased, not settled	$-0-	$(16,462)
Net unrealized gains (losses) on securities available for sale	$38,046	$(58,440)

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

The error has been corrected in the Consolidated Statements of Cash Flows presented on page 7 by removing the transaction from the Operating Activities section and including it in the Investing Activities section. Also, unsettled transactions related to the purchase or sale of investment securities are now presented as part of the noncash transaction disclosure table presented above.

We have not amended or restated any prior period filings as this error does not impact our reported net income, net cash flows, or shareholders’ equity.

The effect of the correction of this error on Net cash (used in) provided by operating activities and Net cash (used in) provided by investing activities for prior reporting periods is reflected below.

	For the Nine Months Ended September 30, 2008	For Years Ended December 31,
		2008	2007	2006
	(dollars in thousands)
Consolidated Statements of Cash Flow
Net Cash (used in) provided by operating activities:
Original	$25,384	$52,320	$69,746	$62,215
Revised	$41,846	$68,782	$61,953	$53,545
Net Cash (used in) provided by investing activities:
Original	$(382,959)	$(594,190)	$156,524	$308,136
Revised	$(399,421)	$(610,652)	$164,317	$316,806

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 3 Supplemental Cash Flow Disclosures (Continued)

The effect of this correction on the Supplemental Disclosure for prior periods is as follows:

	For the Nine Months Ended September 30, 2008	For Years Ended December 31,
		2008	2007	2006
	(dollars in thousands)
Supplemental Cash Flow Disclosure

Investments purchased, not settled:
Original	$-0-	$-0-	$-0-	$-0-
Revised	$(16,462)	$-0-	$16,462	$8,670

Note 4 Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. As defined by ASC 810-10, a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under ASC 810-10, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner. First Commonwealth receives Federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s carrying value, or its maximum potential exposure, to these partnerships is $1.3 million as of September 30, 2009, which consists of eleven limited partnership investments. Management evaluates the limited partnerships annually for impairment and recorded a $1.2 million impairment charge in the fourth quarter of 2008. Based on ASC 810-10, First Commonwealth has determined that these investments will not be consolidated but continue to be accounted for under the equity method whereby First Commonwealth’s portion of the partnership’s results are recognized as earned.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 5 Commitments and Letters of Credit (Continued)

The following table identifies the notional amount of those instruments at September 30, 2009 (dollars in thousands):

Commitments to extend credit	$1,674,406
Financial standby letters of credit	$88,020
Performance standby letters of credit	$76,585
Commercial letters of credit	$29

The current notional amounts outstanding above include financial standby letters of credit of $13.9 million, performance standby letters of credit of $3.9 million, and commercial letters of credit of $9 thousand issued during the first nine months of 2009. A liability of $308 thousand has been recorded which represents the fair value of letters of credit issued in 2008 and 2009. See Note 10, “Fair Value of Assets and Liabilities,” for additional information.

Note 6 Investment Securities

Below is an analysis of the amortized cost and fair values of securities available for sale (dollars in thousands):

	September 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$47,258	$2,999	$-0-	$50,257	$54,500	$1,714	$(7)	$56,207
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	810,090	35,356	(13)	845,433	902,965	22,289	(657)	924,597
Other Government – Sponsored Enterprises	75,000	332	-0-	75,332	75,000	1,906	-0-	76,906
Obligations of States and Political Subdivisions	188,903	5,428	(656)	193,675	215,965	2,098	(5,922)	212,141
Corporate Securities	23,691	84	(3,632)	20,143	23,970	179	(4,368)	19,781
Pooled Trust Preferred Collateralized Debt Obligations	75,282	-0-	(41,653)	33,629	97,136	371	(50,427)	47,080

Total Debt Securities	1,220,224	44,199	(45,954)	1,218,469	1,369,536	28,557	(61,381)	1,336,712
Equities	12,483	236	(173)	12,546	13,627	100	(519)	13,208

Total Securities Available for Sale	$1,232,707	$44,435	$(46,127)	$1,231,015	$1,383,163	$28,657	$(61,900)	$1,349,920

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 6 Investment Securities (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$310	$311
Due after 1 but within 5 years	88,128	89,098
Due after 5 but within 10 years	30,795	32,203
Due after 10 years	243,643	201,167

	362,876	322,779
Mortgage Backed Securities – Residential (a)	857,348	895,690

Total Debt Securities	$1,220,224	$1,218,469

(a)	Mortgage Backed Securities—Residential include an amortized cost of $47 million and a fair value of $50 million for Obligations of U.S. Government agencies issued by the Ginnie Mae. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $810 million and a fair value of $846 million.

For the nine months ended September 30, 2009, net securities gains included $87 thousand in gains and $2 thousand in losses for securities available for sale.

Below is an analysis of the amortized cost and fair values of debt securities held to maturity (dollars in thousands):

	September 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$30	$3	$-0-	$33	$45	$3	$-0-	$48
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	103	7	-0-	110	164	8	-0-	172
Obligations of States and Political Subdivisions	41,264	1,094	(35)	42,323	50,631	588	(881)	50,338

Total Securities Held to Maturity	$41,397	$1,104	$(35)	$42,466	$50,840	$599	$(881)	$50,558

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 6 Investment Securities (Continued)

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$1,119	$1,128
Due after 1 but within 5 years	11,479	11,950
Due after 5 but within 10 years	3,756	3,940
Due after 10 years	24,910	25,305

	41,264	42,323
Mortgage Backed Securities – Residential (a)	133	143

Total Debt Securities	$41,397	$42,466

(a)	Mortgage Backed Securities – Residential include an amortized cost of $30 million and a fair value of $33 million for Obligations of U.S. Government Agencies issued by the Ginnie Mae. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $103 million and a fair value of $110 million.

For the nine months ended September 30, 2009, net securities gains included $39 thousand in gains and no losses for debt securities held to maturity.

Note 7 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). In the third quarter of 2009, we recorded $11.9 million in other-than-temporary impairment charges on ten trust preferred collateralized debt obligations. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities. Additionally, $13.6 million in noncredit related other-than-temporary impairment was recorded in OCI on our trust preferred collateralized debt obligations.

First Commonwealth early adopted the new authoritative accounting guidance under FASB ASC Topic 320 as of March 31, 2009. The following table shows the effect on the first quarter 2009 of this adoption (dollars in thousands, except share data):

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 7 Impairment of Investment Securities (Continued)

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

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government continues to provide assistance to financial institutions. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that this quarterly review could result in First Commonwealth recording other-than-temporary impairment charges in the future. See Note 10 “Fair Values of Assets and Liabilities” for additional information.

The following table presents the gross unrealized losses and fair values at September 30, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	$657	$(11)	$155	$(2)	$812	$(13)
Corporate Securities	2,015	(696)	13,165	(2,936)	15,180	(3,632)
Pooled Trust Preferred Collateralized Debt Obligations	5,178	(4,094)	28,451	(37,559)	33,629	(41,653)
Obligations of States and Political Subdivisions	2,891	(103)	21,406	(588)	24,297	(691)

Total Debt Securities	10,741	(4,904)	63,177	(41,085)	73,918	(45,989)
Equities	1,062	(173)	-0-	-0-	1,062	(173)

Total Securities	$11,803	$(5,077)	$63,177	$(41,085)	$74,980	$(46,162)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 7 Impairment of Investment Securities (Continued)

At September 30 2009, 1.5% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities. Corporate fixed income comprised 7.9% of the total unrealized losses, while pooled trust preferred collateralized debt obligations accounted for 90.2% and equity securities accounted for the remaining 0.4%. The unrealized losses in the equity securities category consist of five issues, none of which has been in a continuous unrealized loss position for more than twelve months.

Corporate securities had a total unrealized loss of $3.6 million as of September 30, 2009. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large regional banks. As of September 30, 2009, our single issue trust preferred securities had an amortized cost of $22.5 million and an estimated fair value of $19.0 million, while our corporate debentures had a book value of $1.2 million and an estimated fair value of $1.2 million. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

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

September 30, 2009

Note 7 Impairment of Investment Securities (Continued)

The following table provides additional information related to our corporate securities as of September 30, 2009:

Corporate Securities

(Single Issue Trust Preferred Securities and Corporate Debentures)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Book Value	Fair Value	Unrealized Gain (Loss)	Current Moody’s/ Fitch Issuer Ratings
BP Bank America Inst	Bank of America Corp	$1,027	$824	$(203)	Baa3/BB-
BP MBNA Capital	Bank of America Corp	1,029	966	(63)	Baa3/BB-
NB Capital Trust II	Bank of America Corp	3,080	2,909	(171)	Baa3/BB-
North Fork Cap Trust	Capital One Financial Corp	1,265	1,100	(165)	Baa1/BBB+
Reliance Cap Trust	Capital One Financial Corp	488	385	(103)	NA
FCB/SC Cap Trust	First Citizens Bancorporation	493	300	(193)	NA
Fifth Third Cap	Fifth Third Bancorp	250	240	(10)	Baa2/BBB
Signal Capital Trust I	FirstMerit Corp	1,295	908	(387)	NA
PBI Capital Trust	Fulton Financial Corp	247	179	(68)	NA
KeyCorp Capital II	KeyCorp	1,850	1,750	(100)	Baa2/BBB
Union State Capital Trust I	KeyCorp	1,035	925	(110)	NA
BSB Cap Trust	M&T Bank Corp	464	231	(233)	NA
First Empire Cap MTB	M&T Bank Corp	4,891	3,155	(1,736)	Baa1/BBB
PNC Capital Trust	PNC Financial Services Group	453	443	(10)	Baa1/A
Centura Cap Trust	Royal Bank of Canada	1,137	1,139	2	A2/AA-
Susquehanna Cap	Susquehanna Bancshares	500	470	(30)	Ba2/NA
First Union Instit Cap I	Wells Fargo Co.	3,000	3,029	29	A3/A

Total Single Issue Trust Preferred Securities		22,504	18,953	(3,551)

Fulton Financial Corp	Fulton Financial Corp	445	395	(50)	Baa2/BBB+
Provident Bk MD	M&T Bank Corp	245	260	15	NA/BBB+
PNC Bank NA	PNC Financial Services Group	497	535	38	A2/A

Total Corporate Debentures		1,187	1,190	3

Total Corporate Securities		$23,691	$20,143	$($3,548)

As of September 30, 2009, the book value of our pooled trust preferred collateralized debt obligations totaled $75.3 million with an estimated fair value of $33.6 million, which includes securities comprised of 372 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. During the first quarter of 2009, all of the pooled issues were downgraded by Moody’s Investor Services. Two of the pooled issues, representing $12.4 million of the $75.3 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7.3% to 35.4% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2009, after taking into account

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 7 Impairment of Investment Securities (Continued)

management’s best estimates of future interest deferrals and defaults, ten of our securities had no excess subordination in the tranches we own and four of our securities had excess subordination which ranged from 4.7% to 93.0% of the current performing collateral.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of September 30, 2009:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Book Value	Fair Value	Unrealized Loss	Moody’s/ Fitch Ratings	Current Number of Banks	Actual Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
Pre TSL I	Senior	$3,681	$3,203	$(478)	A1/A	32	19.46%	83.66%
Pre TSL IV	Mezzanine	1,830	692	(1,138)	Ca/B	6	27.07%	19.33%
Pre TSL V	Mezzanine	456	174	(282)	Ba3/A	4	65.87%	0.00%
Pre TSL VI	Mezzanine	340	166	(174)	Caa1/CCC	5	61.35%	0.00%
Pre TSL VII	Mezzanine	5,591	1,975	(3,616)	Ca/CC	20	57.26%	0.00%
Pre TSL VIII	Mezzanine	2,025	423	(1,602)	Ca/CC	36	42.84%	0.00%
Pre TSL IX	Mezzanine	2,423	955	(1,468)	Ca/CC	49	26.33%	0.00%
Pre TSL X	Mezzanine	1,918	408	(1,510)	Ca/CC	58	37.22%	0.00%
Pre TSL XII	Mezzanine	7,809	2,671	(5,138)	Ca/CC	78	24.05%	0.00%
Pre TSL XIII	Mezzanine	14,598	5,229	(9,369)	Ca/CC	65	17.79%	0.00%
Pre TSL XIV	Mezzanine	15,690	6,066	(9,624)	Ca/CC	64	15.08%	0.00%
MMCap I	Senior	8,731	7,182	(1,549)	A3/A	29	9.15%	93.00%
MMCap I	Mezzanine	1,058	523	(535)	Ca/CCC	29	9.15%	4.65%
MM Comm IX	Mezzanine	9,132	3,962	(5,170)	Caa3/CC	34	37.03%	0.00%

Total		$75,282	$33,629	$(41,653)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the third quarter of 2009, $11.9 million in credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 7 Impairment of Investment Securities (Continued)

related other-than-temporary impairment for these securities. Additional information related to this analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2009. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 372 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy, and liquidity.

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators. A 10% projected recovery rate is applied to projected deferrals and a 0% projected recovery rate is applied to defaults. The probability of default is updated quarterly. As of September 30, 2009, default probabilities for performing collateral ranged from 0.35% to 75%.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 7 Impairment of Investment Securities (Continued)

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

Based upon the analysis performed by management as of September 30, 2009, it is probable that ten of our pooled trust preferred securities will experience principal and interest shortfalls. These securities are identified in the table on page 17 with 0.00% “Excess Subordination as a % of Current Performing Collateral.” The $11.9 million in credit related other-than-temporary impairment charges recognized in the third quarter of 2009 are primarily the result of additional interest deferrals within these pools. Our analysis as of September 30, 2009 indicates it is probable that we will collect all contractual principal and interest payments on the four remaining pooled trust preferred securities.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
	(dollars in thousands)
Balance, beginning (a)	$18,603	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	3,212	23,097
Additional credit losses on debt securities for which other-than- temporary impairment was previously recognized	8,691	4,893

Balance, ending	$30,506	$30,506

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods. For the three months ended September 30, 2009, the beginning balance represents impairment losses taken before July 1, 2009. For the nine months ended September 30, 2009, the beginning balance represents impairment losses taken before January 1, 2009.

On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes, and other relevant information. Based on the results of this review, management believes that the equity securities in an unrealized loss position will equal or exceed our cost basis within a reasonable period of time.

We previously disclosed our evaluation of the impact of subsequent events relating to two banks with securities in our pooled trust preferred securities on our impairment analysis of those pools as of December 31, 2008, in response to comments raised by the staff of the Securities and Exchange Commission (SEC). Based upon this evaluation, we determined that the impact of those events on our impairment analysis at December 31, 2008 was not material. The SEC staff has subsequently advised us that it has completed its review of our Annual Report on

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 7 Impairment of Investment Securities (Continued)

Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and has no further comments at this time.

Note 8 Impaired Loans

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses at September 30:

	2009	2008
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$133,827	$49,828
Average balance of impaired loans for the nine month period	$66,050	$50,516
Allowance for credit losses related to impaired loans	$47,910	$13,328
Impaired loans with an allocation of the allowance for credit losses	$111,188	$41,912
Impaired loans with no allocation of the allowance for credit losses	$22,639	$7,916
Income recorded on impaired loans on a cash basis	$404	$391

Impaired loans increased $84.0 million to $133.8 million at September 30, 2009 compared to $49.8 million at September 30, 2008. As of September 30, 2009, commercial loans outside of Pennsylvania accounted for $84.7 million of the $133.8 million of total impaired loans. During the third quarter of 2009, impaired loans increased $51.9 million from June 30, 2009. Significant additions to impaired loans in the third quarter of 2009 include the following:

•	A $38.8 million real estate construction project in Florida.

•	A $10.8 million commercial real estate loan in Pennsylvania.

•	An $8.2 million real estate construction loan in Lake Tahoe, Nevada which was 90 days delinquent at quarter end and is part of our SNC portfolio.

•	A $4.9 million commercial loan to a manufacturer of semiconductors in Texas which is part of our SNC portfolio.

•	A $4.5 million real estate construction loan for residential lot development in Pennsylvania.

Loans past due in excess of 90 days and still accruing increased $650 thousand, or 4.7%, to $14.4 million at September 30, 2009 compared to $13.7 million at September 30, 2008.

Note 9 Income Taxes

At January 1, 2009 and September 30, 2009, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of non-interest expense. Federal and state tax years 2006 through 2008 were open for examination as of September 30, 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 10 Fair Values of Assets and Liabilities

FASB ASC Topic 825, “Financial Instruments” permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth elected not to measure any existing financial instruments at fair value under FASB ASC Topic 825; however, in the future we may elect to adopt this guidance for select financial instruments.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value and the methods used for measuring fair value as well as requiring additional disclosures; however, it does not expand the use of fair value measurements. New authoritative accounting guidance issued under FASB ASC Topic 820 became effective January 1, 2009 and requires disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All nonfinancial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any nonfinancial liabilities to disclose. FASB also issued new authoritative accounting guidance under FASB ASC Topic 820 in October 2008, which relates to determining fair values when there is no active market and additional guidance in April 2009 which provides guidelines for making fair value measurements more consistent with the other principles presented in FASB ASC Topic 820 when the volume and level of activity for assets or liabilities have significantly decreased. As permitted, we early adopted the new authoritative accounting guidance under FASB ASC Topic 820 on March 31, 2009.

In accordance with FASB ASC Topic 820, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 securities include equity holdings comprised of publicly traded bank stocks.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes U.S. Government securities, municipal securities, Federal Home Loan Bank (“FHLB”) stock, interest rate derivatives that include interest rate swaps and risk participation agreements, other real estate owned, and impaired loans.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select municipal securities, corporate securities, pooled trust preferred collateralized debt obligations, nonmarketable equity investments, and impaired loans.

In accordance with FASB ASC Topic 820, fair values for investment securities were based on quoted market prices, if available, and were classified as Level 1. If quoted market prices were not available, the valuation for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 10 Fair Values of Assets and Liabilities (Continued)

investments utilized pricing models that varied based on asset class and included available trade, bid and other observable market information. Securities priced using this information are classified as Level 2.

Corporate securities include single issue trust preferred securities whose fair values were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. These valuations were classified as Level 3 due to the inactivity in the markets.

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately fifteen months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 7, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

Interest rate derivatives are reported at fair value utilizing Level 2 inputs and are included in Other Assets and Other Liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the US Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts, and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 10 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$50,257	$-0-	$50,257
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	845,433	-0-	845,433
Other Government-Sponsored Enterprises	-0-	75,332	-0-	75,332
Obligations of States and Political Subdivisions	-0-	190,153	3,522	193,675
Corporate Securities	-0-	-0-	20,143	20,143
Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	33,629	33,629

Total Debt Securities	-0-	1,161,175	57,294	1,218,469
Equities	3,699	7,277	1,570	12,546

Total Securities Available for Sale	3,699	1,168,452	58,864	1,231,015
Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	13,715	-0-	13,715

Total Assets	$3,699	$1,233,598	$58,864	$1,296,161

Other Liabilities (a)	$-0-	$14,827	$-0-	$14,827

Total Liabilities	$-0-	$14,827	$-0-	$14,827

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 10 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$56,207	$-0-	$56,207
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	924,598	-0-	924,598
Other Government – Sponsored Enterprises	-0-	76,906	-0-	76,906
Obligations of States and Political Subdivisions	-0-	212,141	-0-	212,141
Corporate Securities	-0-	-0-	19,780	19,780
Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	47,080	47,080

Total Debt Securities	-0-	1,269,852	66,860	1,336,712
Equities	6,370	5,268	1,570	13,208

Total Securities Available for Sale	6,370	1,275,120	68,430	1,349,920
Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	19,552	-0-	19,552

Total Assets	$6,370	$1,346,103	$68,430	$1,420,903

Other Liabilities (a)	$-0-	$19,757	$-0-	$19,757

Total Liabilities	$-0-	$19,757	$-0-	$19,757

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at September 30, 2009:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$3,451	$17,478	$38,270	$1,570	$60,769
Realized and unrealized credit losses included in earnings	-0-	-0-	(11,903)	-0-	(11,903)
Total gains unrealized in other comprehensive income	71	2,915	7,284	-0-	10,270
Purchases, settlements, pay downs, and maturities	-0-	(250)	(22)	-0-	(272)
Transfers into Level 3	-0-	-0-	-0-	-0-	-0-

Balance, end of quarter	$3,522	$20,143	$33,629	$1,570	$58,864

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 10 Fair Values of Assets and Liabilities (Continued)

For the three months ended September 30, 2009, there were no transfers between levels of fair value for available for sale securities.

Losses of $11.9 million included in earnings for the period are attributable to the change in realized gains (losses) relating to assets held at September 30, 2009 and are reported in the lines “Net impairment losses on securities” and “Net securities gains” in the Consolidated Statements of Income.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at September 30, 2008:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$3,629	$9,772	$82,301	$1,570	$97,272
Realized and unrealized credit losses included in earnings	-0-	-0-	(7,673)	-0-	(7,673)
Total losses unrealized in other comprehensive income	-0-	(1,385)	(18,160)	-0-	(19,545)
Purchases, settlements, pay downs, and maturities	-0-	-0-	(135)	-0-	(135)
Transfers to Level 2	(3,629)	-0-	-0-	-0-	(3,629)
Transfers into Level 3	-0-	10,720	-0-	-0-	10,720

Balance, end of quarter	$-0-	$19,107	$56,333	$1,570	$77,010

At September 30, 2008, the securities transferred from Level 3 to Level 2 were municipal securities. The securities were classified as Level 2 because the market for municipal securities became more active in the third quarter of 2008, which allowed pricing of the securities to be based on actual trades on comparable securities.

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

Losses of $7.7 million included in earnings for the period are attributable to the change in realized gains (losses) relating to assets held at September 30, 2008 and are reported in the lines “Net impairment (losses)” and “Net securities gains” in the Consolidated Statements of Income.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 10 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets measured at fair value on a nonrecurring basis at September 30, 2009:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Impaired loans	$-0-	$31,724	$62,461	$94,185
Other real estate owned	-0-	23,808	-0-	23,808

Total Assets	$-0-	$55,532	$62,461	$117,993

Impaired loans over $100 thousand are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The impaired loans are collateral based and the fair value is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information.

Fair value for other real estate owned is determined by an independent market based appraisal less costs to sell and is classified as level 2.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A step one goodwill impairment test for First Commonwealth was completed as of September 30, 2009. Based on this analysis, the fair value of First Commonwealth exceeded its book value. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009.

FASB ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

Cash and short-term instruments: The carrying amounts for cash and short-term instruments approximate the estimated fair values of such assets.

Securities: Fair values for securities available for sale and securities held to maturity are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of nonmarketable equity securities, such as Federal Home Loan Bank stock, is considered a reasonable estimate of fair value.

Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans.

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. Management has determined that

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 10 Fair Values of Assets and Liabilities (Continued)

due to the uncertainties of cash flows and difficulty in predicting the timing of cash flows for loan commitments, fair values were not estimated for either period. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $308 thousand at September 30, 2009. See Note 5, “Commitments and Letters of Credit,” for additional information.

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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at September 30, 2009:

	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$79,694	$79,694
Interest-bearing bank deposits	332	332
Securities available for sale	1,231,015	1,231,015
Securities held to maturity	41,397	42,466
Other Investments	51,431	51,431
Loans	4,649,034	4,661,600

Financial liabilities
Deposits	$4,497,037	$4,351,774
Short-term borrowings	1,043,447	1,035,475
Long-term debt	179,784	183,068
Subordinated debt	105,750	149,479

Note 11 Other Investments

As a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 11 Other Investments (Continued)

par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2009 and December 31, 2008, our FHLB stock totaled $51.4 million and is included in Other Investments on the Consolidated Statements of Financial Condition.

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the nine months ended September 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 12 Derivatives

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

We have three risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 12 Derivatives (Continued)

financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The fee received, less the estimate of the liability for the credit exposure, was recognized in earnings at the time of the transaction.

A liability of $1.1 million was recorded for credit risk on an aggregate notional amount outstanding of $230.9 million for interest rate derivatives and $92.9 million for risk participation agreements at September 30, 2009. The fair value of our derivatives is included in a table in Note 10 “Fair Values of Assets and Liabilities” in the line items “Other Assets” and “Other Liabilities.”

The table below presents the amount representing the change in value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Non-hedging interest rate derivatives:
Decrease in Other income	$1,036	$54	$908	$54

Note 13 New Accounting Pronouncements

New authoritative accounting guidance, Accounting Standards Update (“ASU”) No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 is effective for interim and annual periods beginning after August 2009 and is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2009, FASB issued FASB ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. As the Codification did not change GAAP, the adoption of ASC Topic 105 had no impact on First Commonwealth’s financial condition or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 13 New Accounting Pronouncements (Continued)

significant to the VIE. This statement is effective for fiscal years beginning after November 15, 2009. Management is currently evaluating the impact of adopting this standard.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 166 makes several significant amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140. SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This statement is effective for fiscal years beginning after November 15, 2009. Management does not expect the adoption of SFAS 166 to have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 855, “Subsequent Events.” This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC Topic 855 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material impact on First Commonwealth’s financial condition or results of operations.

In April 2009, FASB issued new authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, the new guidance under ASC Topic 820 provides guidelines for making fair value measurements more consistent with the other principles presented in ASC Topic 820 when the volume and level of activity for assets or liabilities have significantly decreased. The new guidance under ASC Topic 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. We early adopted the new guidance under ASC Topic 820 on March 31, 2009, and the adoption did not have a material impact on our financial condition or results of operations.

In April 2009, FASB issued new authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, the new guidance under ASC Topic 320 amended other-than-temporary impairment guidance in U.S. GAAP related to the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. We early adopted the new guidance under ASC Topic 320 on March 31, 2009. In accordance with this new accounting guidance, the noncredit related portion of other-than-temporary impairment losses previously recognized in earnings during 2008 was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI. Of the $13.0 million in other-than-temporary impairment charges recognized in 2008, $6.5 million related to noncredit related impairment, and accordingly, has been recorded, net of tax, as a cumulative effect adjustment in the Consolidated Statements of Changes in Shareholders’ Equity as of January 1, 2009. Refer to Note 7 “Impairment of Investment Securities” for further discussion.

In April 2009, FASB issued new authoritative accounting guidance under ASC Topic 825, “Financial Instruments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2009

Note 13 New Accounting Pronouncements (Continued)

permitted for periods ending after March 15, 2009, the new guidance under ASC Topic 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance under ASC Topic 825 only relates to disclosures and therefore did not have an impact on First Commonwealth’s financial condition or results of operations. We adopted the new guidance under ASC Topic 825 on June 30, 2009.

In March 2008, FASB issued new authoritative guidance under ASC Topic 815, “Derivatives and Hedging.” Effective for fiscal years and interim periods beginning after November 15, 2008, the new guidance amends and expands the disclosure requirements of ASC Topic 815 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations; and how derivative instruments and related items affect an entity’s financial position, financial performance and cash flows. The adoption of the new authoritative guidance under ASC Topic 815 did not have a material impact on First Commonwealth’s financial condition or results of operations as it only relates to disclosures.

Note 14 Subsequent Events

First Commonwealth has evaluated subsequent events through November 6, 2009, the date that these financial statements were filed with the Securities and Exchange Commission. We have incorporated into these financial statements the effect of all material known events determined by ASC Topic 855, “Subsequent Events,” to be recognizable events.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the nine months ended September 30, 2009 and 2008, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations

Summary of Results

First Commonwealth has experienced the following developments during the third quarter of 2009 compared to the third quarter of 2008.

•	Net interest income increased 6.4%.

•	Net interest margin, on a tax equivalent basis, improved 4 basis points.

•	Total loans increased 11.1% and commercial loans increased 16.3%.

•	Average demand and savings deposits increased 19.5%.

•	Nonaccrual loans increased $83.5 million primarily due to deterioration in commercial real estate construction loans as a result of economic conditions.

•	Provision for credit losses increased $19.1 million.

•	Net impairment losses increased $3.3 million due to deterioration in our collateralized debt obligations.

•	FDIC insurance costs increased $1.9 million driven by premium increases.

•	Our total capital to risk weighted asset ratio improved by 50 basis points to 11.5%.

We recorded a net loss for the third quarter 2009 of $5.9 million or $0.07 per share, as compared to net income of $10.2 million or $0.14 per diluted share for the same period in 2008. The decrease in net income was primarily the result of a $19.1 million ($12.4 million after tax) increase in the provision for credit losses as well as an increase of $3.3 million ($2.1 million after tax) in other-than-temporary impairment charges. The higher provision was primarily related to commercial construction loans primarily outside of Pennsylvania in addition to two out of state commercial and industrial loans. The other-than-temporary impairment charges resulted from further credit deterioration of the company’s pooled trust preferred collateralized debt obligations. FDIC insurance costs rose $1.9 million as a result of increased assessment rates. Although we have experienced increased provision for loan loss and other-than-temporary impairment charges, we achieved growth in loans and deposits and remain well capitalized with significant liquidity.

Average diluted shares in the third quarter 2009 were 16.2% greater than the comparable quarter in 2008 primarily due to the issuance of 11.5 million shares of common stock in connection with a capital raise completed on November 5, 2008.

We recorded a net loss for the nine months ended September 30, 2009 of $22.8 million, or $0.27 per share compared to net income of $34.2 million, or $0.47 per diluted share in the same period last year. The decrease was due to the $67.1 million ($43.6 million after tax) increase in the provision for credit losses and a $21.4 million ($13.9 million after tax) increase in other-than-temporary impairment losses related primarily to our trust preferred collateralized debt obligations. FDIC insurance costs rose $8.0 million primarily due to premium increases and the special assessment of $2.9 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Summary of Results (Continued)

The following table illustrates the impact on diluted earnings per share of changes in certain components of net income for the three and nine months ending September 30, 2009 compared to the prior periods and after adjusting for the effect of the 11.5 million additional shares issued in November 2008. This adjustment reduced shares used in calculating the change for each component by 11.5 million in order to be comparable to the baseline from the prior year period.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income per diluted share, prior year period	$0.14	$0.47
Increase (decrease) from change in shares outstanding	0.01	0.04
Increase (decrease) from changes in:
Net interest income	0.04	0.24
Provision for credit losses	(0.26)	(0.92)
Net impairment losses	(0.05)	(0.29)
Net securities gains	(0.01)	(0.02)
Trust income	0.00	(0.01)
Service charges on deposit accounts	0.00	(0.02)
Insurance commissions	0.01	0.02
Income from bank owned life insurance	0.00	(0.02)
Other operating income	(0.02)	0.02
Salaries and employee benefits	0.00	(0.04)
Collection and repossession expenses	(0.01)	(0.03)
FDIC insurance	(0.03)	(0.11)
Provision for income taxes	0.11	0.40

Net loss per share	$(0.07)	$(0.27)

Net Interest Income

Net interest income increased $3.1 million, or 6.4%, in the third quarter of 2009 from the third quarter of 2008, despite the negative impact of an increased level of nonaccrual loans. The increase was a result of both growth in earning assets and an increase in the net interest margin. Interest income decreased $9.1 million, or 11.2%, as the contribution from loan growth was negatively offset by lower interest rates and lost income from nonaccrual loans. Interest income was negatively impacted $1.9 million, or 12 basis points, due to the reversal of previously recorded income on loans transferred to nonaccrual. Interest expense declined $12.1 million, or 36.5%, primarily due to a 99 basis point decline on rates paid for interest-bearing liabilities.

Average interest-earning assets increased $251.1 million, or 4.4%, in the third quarter of 2009 compared to the third quarter of 2008, driven by an increase in average loans of $450.8 million, or 10.9%, due primarily from loan growth experienced in the fourth quarter of 2008. This quarter-to-quarter loan growth was funded by investment run-off, deposit growth and short-term borrowings. Average investment securities decreased $199.7 million, or 13.1%, average deposits increased $226.8 million, or 5.3%, while average short-term borrowings, or wholesale borrowings, increased $138.3 million. We refinanced $190.0 million of longer term Federal Home

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

Loan Bank advances in the fourth quarter of 2008. These advances were due to mature in the first seven months of 2009 and were replaced with lower costing overnight borrowings.

In the third quarter of 2009, average interest-bearing liabilities increased $115.1 million when compared to the third quarter of 2008. Management continued to supplement deposit growth with wholesale borrowings due to the significant spread between wholesale borrowing costs and rates paid on interest-bearing deposits. In the third quarter of 2009 compared to the third quarter of 2008, average time deposits decreased $230.9 million, or 11.9%, which were offset with increases in lower costing transaction and savings deposits. Average noninterest-bearing demand deposits increased $41.2 million, or 7.4%, while average interest-bearing demand and savings deposits increased $416.5 million, or 23.3%.

The net interest margin on a tax equivalent basis for the third quarter 2009 increased 4 basis points to 3.62% compared with 3.58% in the corresponding period last year. The increase in net interest margin can be attributed to increased loan volume and declines in the cost of interest-bearing liabilities exceeding the declines in yields on total interest-earning assets. The decrease in the cost of interest-bearing liabilities can be attributed to lower interest rates, combined with a shift in the mix of our liabilities to low cost deposits and short-term borrowings from time deposits and long-term debt. First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion.

Net interest income increased $17.1 million, or 12.6%, for the nine months ended September 30, 2009 from the corresponding period in 2008 despite the negative impact of loans transferred to nonaccrual status. The increase was a result of both growth in earning assets and an increase in the net interest margin. Interest income decreased $24.4 million, or 10.0%, as the contribution from loan growth was negatively offset by lower interest rates and interest lost on nonaccrual loans. Interest expense declined $41.6 million, or 38.1%, as a 116 basis point decline on rates paid for interest-bearing liabilities.

Average interest-earning assets increased $274.5 million, or 4.9%, in the first nine months of 2009 compared to the comparable period in 2008 driven primarily by a $513.1 million, or 12.8%, increase in average loans. This loan growth was partially funded by investment run-off, deposit growth and short-term borrowings. Average investment securities decreased $238.7 million, or 14.9%, and a portion of the increase of $355.9 million in average short-term borrowings was also due to refinancing $190.0 million of longer term Federal Home Loan Bank advances in the fourth quarter of 2008. These advances were due to mature in the first seven months of 2009 and were replaced with lower costing overnight borrowings.

In the nine months ended September 30, 2009, average interest-bearing liabilities increased $165.6 million when compared to the corresponding period in 2008. Management continued to supplement deposit growth with wholesale borrowings due to the significant spread between wholesale borrowing costs and rates paid on interest-bearing deposits. In the first nine months of 2009 compared to the first nine months of 2008, average time deposits decreased $276.7 million, or 13.5%, which were offset with increases in lower costing transaction and savings deposits. Average noninterest-bearing demand deposits increased $46.1 million, or 8.6%, and average interest-bearing demand and savings deposits increased $319.7 million, or 18.5%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The net interest margin on a tax equivalent basis for the nine months ended September 30, 2009 increased 22 basis points to 3.69% compared with 3.47% in the corresponding period last year. The net interest margin increased despite a negative impact of $2.3 million, or five basis points, due to the reversal of previously recorded income on loans transferred to nonaccrual during 2009. The increase in net interest margin can be attributed to increased loan volume and declines in the cost of interest-bearing liabilities exceeding the declines in yields on total interest-earning assets. The decrease in the cost of interest-bearing liabilities is the result of lower interest rates, combined with a shift in the mix of our liabilities to low cost deposits and short-term borrowings from time deposits and long-term debt.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the three months ended September 30:

	Average Balance Sheets and Net Interest Income Analysis
	2009			2008
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$461	$1	1.04%	$355	$2	1.94%
Tax-free investment securities	228,271	2,540	6.79	279,792	3,176	6.95
Taxable investment securities	1,097,915	12,437	4.49	1,246,144	15,676	5.01
Federal funds sold	-0-	-0-	0.00	48	-0-	1.90
Loans, net of unearned income (b)(c)	4,600,016	57,085	5.07	4,149,186	62,285	6.11

Total interest-earning assets	5,926,663	72,063	5.03	5,675,525	81,139	5.91

Noninterest-earning assets:
Cash	78,497			80,393
Allowance for credit losses	(82,698)			(44,621)
Other assets	562,452			512,996

Total noninterest-earning assets	558,251			548,768

Total Assets	$6,484,914			$6,224,293

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$603,830	$388	0.25%	$623,686	$1,225	0.78%
Savings deposits (d)	1,601,898	4,421	1.10	1,165,568	4,348	1.48
Time deposits	1,707,787	12,205	2.84	1,938,709	17,496	3.59
Short-term borrowings	996,416	947	0.38	858,165	4,634	2.15
Long-term debt	286,427	3,119	4.32	495,170	5,509	4.43

Total interest-bearing liabilities	5,196,358	21,080	1.61	5,081,298	33,212	2.60

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	599,606			558,373
Other liabilities	40,149			36,527
Shareholders’ equity	648,801			548,095

Total noninterest-bearing funding sources	1,288,556			1,142,995

Total Liabilities and Shareholders’ Equity	$6,484,914			$6,224,293

Net Interest Income and Net Yield on Interest-Earning Assets		$50,983	3.62%		$47,927	3.58%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income for the nine months ended September 30:

	Average Balance Sheets and Net Interest Income Analysis
	2009			2008
	(dollars in thousands)
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$679	$3	0.60%	$416	$9	2.74%
Tax-free investment securities	241,709	8,094	6.89	300,125	10,118	6.93
Taxable investment securities	1,120,002	39,474	4.71	1,300,267	48,072	4.94
Federal funds sold	-0-	-0-	0.00	125	2	2.49
Loans, net of unearned income (b)(c)	4,524,567	173,153	5.26	4,011,476	186,966	6.37

Total interest-earning assets	5,886,957	220,724	5.22	5,612,409	245,167	6.07

Noninterest-earning assets:
Cash	75,994			76,386
Allowance for credit losses	(59,817)			(43,003)
Other assets	548,766			499,632

Total noninterest-earning assets	564,943			533,015

Total Assets	$6,451,900			$6,145,424

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$600,229	$1,367	0.30%	$602,340	$4,213	0.93%
Savings deposits (d)	1,450,336	12,715	1.17	1,128,539	13,845	1.64
Time deposits	1,766,375	40,382	3.06	2,043,109	61,414	4.02
Short-term borrowings	1,065,530	3,427	0.43	709,586	12,590	2.37
Long-term debt	288,221	9,763	4.53	521,543	17,163	4.40

Total interest-bearing liabilities	5,170,691	67,654	1.75	5,005,117	109,225	2.91

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	582,952			536,837
Other liabilities	41,766			36,201
Shareholders’ equity	656,491			567,269

Total noninterest-bearing funding sources	1,281,209			1,140,307

Total Liabilities and Shareholders’ Equity	$6,451,900			$6,145,424

Net Interest Income and Net Yield on Interest-Earning Assets		$153,070	3.69%		$135,942	3.47%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three and nine months ended September 30:

	Analysis of Changes in Net Interest Income
	(dollars in thousands)
	Three Months Ended September 30, 2009 Compared with September 30, 2008			Nine Months Ended September 30, 2009 Compared with September 30, 2008
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(1)	$1	$(2)	$(6)	$5	$(11)
Tax-free investment securities	(636)	(900)	264	(2,024)	(3,031)	1,007
Taxable investment securities	(3,239)	(1,867)	(1,372)	(8,598)	(6,667)	(1,931)
Federal funds sold	-0-	-0-	-0-	(2)	(2)	-0-
Loans	(5,200)	6,924	(12,124)	(13,813)	24,468	(38,281)

Total interest income	(9,076)	4,158	(13,234)	(24,443)	14,773	(39,216)

Interest-bearing liabilities:
Interest-bearing demand deposits	(837)	(39)	(798)	(2,846)	(15)	(2,831)
Savings deposits	73	1,628	(1,555)	(1,130)	3,948	(5,078)
Time deposits	(5,291)	(2,084)	(3,207)	(21,032)	(8,318)	(12,714)
Short-term borrowings	(3,687)	747	(4,434)	(9,163)	6,315	(15,478)
Long-term debt	(2,390)	(2,322)	(68)	(7,400)	(7,678)	278

Total interest expense	(12,132)	(2,070)	(10,062)	(41,571)	(5,748)	(35,823)

Net interest income	$3,056	$6,228	$(3,172)	$17,128	$20,521	$(3,393)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to interest sensitivity of consolidated assets and liabilities.

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

The provision for credit losses for the third quarter of 2009 totaled $23.0 million, an increase of $19.1 million compared to the third quarter of 2008 as a result of increased nonperforming loans, loan growth and trends in losses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the third quarter provision for credit losses by loan category:

	Dollar	Percentage
Commercial, financial, and agricultural	$7,424	32.2%
Real estate – construction	6,057	26.3%
Real estate – residential	686	3.0%
Real estate – commercial	8,675	37.7%
Loans to individuals	178	0.8%

Total	$23,020	100.0%

In the third quarter, the provision related to commercial, financial and agricultural loans was primarily due to $4.7 million allocated for two out of state loans which are both Shared National Credits (SNC) and $1.3 million for one in market credit.

The provision related to real estate – construction loans was primarily related to $4.6 million for one out of state loan which is a SNC and $3.1 million for one in market residential development loan. These amounts were partially offset by a $2.9 million reduction in the provision for construction loans due to the completion of several construction projects and the related transfer of $134.3 million from real estate – construction to the real estate – commercial category this quarter.

The third quarter provision related to real estate commercial loans is primarily related to $4.1 million allocated for two in market credits and $3.6 million related to the reserves because of the previously mentioned $134.3 million transfer from real estate – construction loans.

In the third quarter, $9.7 million or 42.1% of the provision for credit losses resulted from SNC loans. All of these loans are outside the state of Pennsylvania and they account for 100% of the provision recorded on out of state credits this quarter.

A SNC is any loan that totals $20 million or more and is shared by three or more unaffiliated federally supervised institutions and has been determined to be a SNC by a committee of Federal Regulators. As of September 30, 2009, our SNC portfolio consists of $930.0 million in commitments, with outstanding loans totaling $483.3 million. During the third quarter of 2009, there were no new commitments related to our SNC portfolio, however, as a result of the annual review by regulators some credits already in our loan portfolio were classified as SNCs. As a result, commitments related to our SNC portfolio increased from $585.1 to $930.0 in the third quarter.

Net credit losses were $15.6 million in the third quarter of 2009 compared to $2.9 million in the third quarter of 2008. Two commercial credit relationships accounted for $11.1 million, or 71.2%, of the net credit losses in the third quarter of 2009. One credit was a commercial construction loan and the other was a commercial and industrial loan, both of which are out of state SNCs.

The allowance for credit losses was $90.5 million at September 30, 2009, which represents a ratio of 2.00% of average loans outstanding compared to 1.13% reported at September 30, 2008. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30:

	2009	2008
	(dollars in thousands)
Balance, beginning of year	$52,759	$42,396
Loans charged off:
Commercial, financial and agricultural	16,805	2,509
Loans to individuals	3,308	3,128
Real estate-construction	14,099	68
Real estate-commercial	6,294	2,785
Real estate-residential	2,930	1,869

Total loans charged off	43,436	10,359

Recoveries of loans previously charged off:
Commercial, financial and agricultural	376	356
Loans to individuals	391	396
Real estate-construction	-0-	-0-
Real estate-commercial	787	228
Real estate-residential	72	12
Lease financing receivables	7	-0-

Total recoveries	1,633	992

Net credit losses	41,803	9,367
Provision charged to expense	79,510	12,453

Balance, end of period	$90,466	$45,482

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

Non-Interest Income

The following table presents the components of non-interest income for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Non-Interest Income
Trust income	$1,366	$1,444	$3,604	$4,514
Service charges on deposit accounts	4,555	4,792	12,798	14,003
Insurance and retail brokerage commissions	2,068	1,390	5,440	4,061
Income from bank owned life insurance	1,078	1,435	3,250	4,368
Card related interchange income	2,224	1,950	6,258	5,653
Other income	1,569	2,972	9,512	7,879

Subtotal	12,860	13,983	40,862	40,478
Net securities gains	44	911	124	1,502
Net impairment losses	(11,903)	(8,620)	(30,530)	(9,161)

Total non-interest income	$1,001	$6,274	$10,456	$32,819

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Income (Continued)

Total non-interest income for the three and nine month periods ended September 30, 2009 decreased $5.3 million, or 84.0%, and $22.4 million, or 68.1% respectively, compared to the same periods in 2008 primarily due to net impairment losses on securities. Also contributing to this decline were lower levels of service charges on deposit accounts, income from bank owned life insurance and trust income. In both the three and nine month periods these decreases were partially offset by higher insurance and retail brokerage commissions. Other income provided increased levels when comparing results of the nine month period.

Net impairment losses of $11.9 million for the third quarter of 2009 and $30.5 million for the first nine months of 2009 increased $3.3 million and $21.4 million compared to the corresponding periods of 2008. The $11.9 million net impairment charges in the third quarter of 2009 are due to higher credit related other-than-temporary impairment losses on trust preferred collateralized debt obligations. The year-to-date $30.5 million net impairment charges are due to $28.0 million in credit related other-than-temporary impairment losses on trust preferred collateralized debt obligations and $2.5 million on bank equity securities.

Service charges on deposit accounts decreased $237 thousand, or 4.9%, for the third quarter of 2009 and $1.2 million, or 8.6%, for the first nine months of 2009 compared to the corresponding periods of 2008 primarily due to reduced overdraft revenue as a result of a reduction in the frequency of occurrences.

Income from bank owned life insurance decreased $357 thousand, or 24.9%, for the third quarter of 2009 and $1.1 million, or 25.6%, for the first nine months of 2009 compared to the corresponding periods of 2008 due to reductions in the crediting rates of our separately managed accounts.

The reduction in trust income of $78 thousand, or 5.4%, for the third quarter of 2009 and $910 thousand, or 20.2%, for the first nine months of 2009 compared to the corresponding periods of 2008 was primarily driven by a decline in the market value of assets under management.

Insurance and retail brokerage commissions increased $678 thousand, or 48.8%, for the third quarter of 2009 and $1.4 million, or 34.0%, for the first nine months of 2009 compared to the corresponding periods of 2008 mainly due to higher sales, additional producers and an enhanced calling program.

Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $274 thousand, or 14.1%, for the third quarter of 2009 and $605 thousand, or 10.7%, for the first nine months of 2009 compared to the corresponding periods of 2008 primarily due to higher usage and account growth.

Other operating income decreased $1.4 million, or 47.2%, for the third quarter of 2009 and increased $1.6 million, or 20.7%, for the first nine months of 2009 compared to the corresponding periods of 2008 primarily due to gains from the sales of other real estate owned in the third quarter of 2008, and a $2.1 million gain on a favorable legal settlement during the second quarter of 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Expense

The following table presents the components of non-interest expense for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$21,405	$21,091	$64,986	$61,849
Net occupancy expense	3,263	3,613	10,791	11,248
Furniture and equipment expense	3,121	2,995	9,073	9,131
Advertising expense	865	550	1,973	1,579
Data processing expense	1,136	1,075	3,433	3,122
Pennsylvania shares tax expense	1,310	1,342	3,953	3,952
Intangible amortization	684	802	2,170	2,465
Collection and repossession expense	1,444	642	4,095	1,961
FDIC insurance	2,046	179	8,430	427
Other professional fees and services	723	754	2,633	2,438
Other operating expenses	5,948	5,954	19,091	18,566

Total non-interest expense	$41,945	$38,997	$130,628	$116,738

Total non-interest expense for the three and nine months ended September 30, 2009, increased $2.9 million, or 7.6%, and $13.9 million, or 11.9%, over the corresponding periods in 2008. The increase for the nine months was primarily due to FDIC insurance, higher salaries and employee benefits, and collection and repossession expense.

Salaries and employee benefits increased $314 thousand, or 1.5%, for the third quarter of 2009 and $3.1 million, or 5.1%, for the nine months ended September 30, 2009 compared with the same periods in 2008. The increases were primarily due to additional employees related to new branch offices, enhancing the consumer infrastructure for small business banking and retail brokerage, annual merit increases, higher 401(K) expense and higher hospitalization expense. Full time equivalent employees were 1,624 at September 30, 2009 compared to 1,587 at September 30, 2008.

Collection and repossession expenses increased $802 thousand, or 124.9%, for the third quarter of 2009 and $2.1 million, or 108.8%, for the nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to costs associated with the higher level of nonaccrual loans as well as two loans that were transferred to other real estate owned in the first quarter of 2009, one of which was sold in the third quarter.

FDIC expense increased $1.9 million for the third quarter of 2009 and $8.0 million for the nine months ended September 30, 2009 compared to the same periods in 2008 due to the premium increases as well as the second quarter special assessment of $2.9 million.

Income Tax

The provision for income taxes decreased $8.2 million for the third quarter of 2009 and $29.2 million for the first nine months ended September 30, 2009, compared to the corresponding periods in 2008. Our effective tax rate

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Income Tax (Continued)

was 54.8% for the tax benefit in the third quarter of 2009 and 51.1% for the tax benefit for the first nine months of 2009 compared to 10.0% and 13.6% for the tax expense for the corresponding periods of 2008. The 2009 effective tax rate is the result of a loss before taxes as well as permanent differences and tax credits.

LIQUIDITY

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity and redemption of investment securities totaled $312.4 million during the first nine months of 2009 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At September 30, 2009, our borrowing capacity at the Federal Reserve related to this program was $651.2 million. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets. In the fourth quarter of 2008, we issued 11.5 million shares of our common stock through a public stock offering, which resulted in gross proceeds of $115.0 million and increased our capital by $108.8 million after deducting underwriting discounts, commissions and offering expenses.

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

First Commonwealth Financial Corporation has an unsecured $15 million line of credit with another financial institution. There are no amounts outstanding on this line as of September 30, 2009, nor has the line been utilized since its inception in May 2009. Additionally, we guarantee a $6.1 million ESOP loan. We are currently not meeting debt covenants related to Return on Average Assets, Nonperforming Loans to Total Loans, and Allowance for Loan Loss to Nonperforming Loans. We are working with both parties and expect to either obtain a waiver or a modification for these covenants.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

LIQUIDITY (Continued)

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first nine months of 2009, total deposits increased $216.7 million helping to fund loan growth of $230.7 million. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Interest-bearing demand deposits	$93,062	$97,011
Savings deposits	2,133,203	1,773,843
Time deposits	1,670,930	1,842,644

Total interest-bearing deposits	$3,897,195	$3,713,498

At September 30, 2009, noninterest-bearing deposits increased by $33.0 million and interest-bearing deposits increased $183.7 million compared to December 31, 2008. The $359.4 million increase in savings deposits for the first nine months of 2009 was partly offset by the $3.9 million decrease in interest-bearing demand deposits and $171.7 million decrease in time deposits, $149.8 million of which are time deposits $100 thousand and over.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

MARKET RISK (Continued)

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.73 at September 30, 2009 and 0.74 at December 31, 2008. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Following is the gap analysis as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,208,560	$257,377	$317,406	$2,783,343	$1,672,347	$193,344
Investments	191,617	156,188	190,986	538,791	494,510	289,864
Other interest-earning assets	332	-0-	-0-	332	-0-	-0-

Total interest-sensitive assets (ISA)	2,400,509	413,565	508,392	3,322,466	2,166,857	483,208

Certificates of deposit	346,011	233,198	497,022	1,076,231	580,791	13,825
Other deposits	2,226,348	-0-	-0-	2,226,348	-0-	-0-
Borrowings	1,131,471	49,159	48,221	1,228,851	57,886	40,566

Total interest-sensitive liabilities (ISL)	3,703,830	282,357	545,243	4,531,430	638,677	54,391

Gap	$(1,303,321)	$131,208	$(36,851)	$(1,208,964)	$1,528,180	$428,817

ISA/ISL	0.65	1.46	0.93	0.73	3.39	8.88
Gap/Total assets	20.02%	2.02%	0.57%	18.57%	23.47%	6.59%

	December 31, 2008
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,059,435	$202,071	$351,213	$2,612,719	$1,607,006	$198,652
Investments	227,511	186,099	231,478	645,088	358,419	450,422
Other interest-earning assets	289	-0-	-0-	289	-0-	-0-

Total interest-sensitive assets (ISA)	2,287,235	388,170	582,691	3,258,096	1,965,425	649,074

Certificates of deposit	379,513	336,641	576,788	1,292,942	535,510	14,103
Other deposits	1,870,943	-0-	-0-	1,870,943	-0-	-0-
Borrowings	1,179,358	43,043	10,178	1,232,579	146,830	46,314

Total interest-sensitive liabilities (ISL)	3,429,814	379,684	586,966	4,396,464	682,340	60,417

Gap	$(1,142,579)	$8,486	$(4,275)	$(1,138,368)	$1,283,085	$588,657

ISA/ISL	0.67	1.02	0.99	0.74	2.88	10.74
Gap/Total assets	17.78%	0.13%	0.07%	17.72%	19.97%	9.16%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

MARKET RISK (Continued)

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet, based on September 30, 2009 information (dollars in thousands):

	- 200	- 100	+ 100	+ 200
Net interest income change (12 months):	(5,680)	(291)	(2,448)	(1,478)

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

First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans with a balance greater than $100 thousand, loss experience trends, delinquency, and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

Nonperforming loans include nonaccrual loans and troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CREDIT RISK (Continued)

The allowance for credit losses was $90.5 million at September 30, 2009, which represents a ratio of 1.95% of loans outstanding compared to 1.09% reported at September 30, 2008. The allowance for credit losses as a percentage of nonperforming loans was 67.60% as of September 30, 2009 compared to 91.28% at September 30, 2008. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The specific allocation in the allowance for credit losses related to nonperforming loans provides for 35.8% of the total nonperforming loan balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2009.

The following table identifies amounts of loan losses and nonperforming loans and securities:

	September 30,
	2009	2008
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$133,200	$49,692
Troubled debt restructured loans	627	136

Total nonperforming loans	$133,827	$49,828

Loans past due in excess of 90 days and still accruing	$14,369	$13,719

Other real estate owned	$24,138	$3,718

Loans outstanding at end of period	$4,649,034	$4,184,600

Average loans outstanding	$4,524,567	$4,011,476

Nonperforming loans as a percentage of total loans	2.88%	1.19%

Provision for credit losses (year to date)	$79,510	$12,453

Allowance for credit losses	$90,466	$45,482

Net credit losses (year to date)	$41,803	$9,367

Net credit losses as a percentage of average loans outstanding (annualized)	1.24%	0.31%

Provision for credit losses as a percentage of net credit losses	190.20%	132.95%

Allowance for credit losses as a percentage of average loans outstanding	2.00%	1.13%

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.95%	1.09%

Allowance for credit losses as a percentage of nonperforming loans	67.60%	91.28%

Nonperforming Securities:
Nonaccrual securities at market value	$3,503	$-0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CREDIT RISK (Continued)

The following tables provide information related to loan type as of September 30, 2009 (dollars in thousands):

	As of September 30, 2009
	Outstanding Balance	% of Total Portfolio
Commercial, financial, agricultural and other	$1,265,546	27.22%
Real estate-construction	347,805	7.48%
Real estate-residential	1,226,519	26.38%
Real estate-commercial	1,259,063	27.08%
Loans to individuals	550,101	11.84%

Total loans, net of unearned income	$4,649,034	100.00%

	For Nine Months Ended September 30, 2009		As of September 30, 2009
	Net Charge-offs	% of Total Net Charge-offs	Nonaccrual Loans	% of Total Nonaccrual
Commercial, financial, agricultural and other	$16,429	39.30%	$12,373	9.29%
Real estate-construction	14,099	33.73%	85,950	64.53%
Real estate-residential	2,858	6.84%	7,409	5.56%
Real estate-commercial	5,507	13.17%	27,453	20.61%
Loans to individuals	2,910	6.96%	15	0.01%

Total loans, net of unearned income	$41,803	100.00%	$133,200	100.00%

As the above table illustrates, two categories of loans, Real estate – construction and Commercial, financial, agricultural and other, were a significant portion of the net charge-offs and nonaccrual loans as of and for the nine months ended September 30, 2009. Real estate – construction loans, which represent only 7.5% of total loans, were 33.7% of net charge-offs and 64.5% of total nonaccrual loans. Commercial, financial, agricultural and other loans were 27.2% of total loans, 39.3% of net charge-offs and 9.3% of total nonaccrual loans. Real estate-commercial loans were 27.1% of total loans, 13.2% of net charge-offs and 20.6% of total nonaccrual loans.

In each of these two categories, loans generated outside of Pennsylvania represented a greater percentage of the net charge-offs and nonaccrual loans than those generated within Pennsylvania, our core market area. We track market location for loans having an original principal balance greater than $1 million; loans with original principal balances of $1 million or less are considered small business loans and are not currently broken down by geographic location. In the case of Real estate – construction loans, $341.5 million or 98.2% had an original balance of $1 million or greater, and in the case of Commercial, financial, agricultural and other loans, $1.0 billion or 81.8% had an original balance of $1 million or greater. The following table for Real estate – construction, Real estate-commercial, and Commercial, financial, agricultural and other loans having an original balance of greater than $1 million shows the percentage of such loans that were generated in and out of Pennsylvania; the percentage of net charge-offs for the nine months ended September 30, 2009; and the percentage of nonaccrual loans as of September 30, 2009 attributable to loans generated in and out of Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CREDIT RISK (Continued)

	% of Loans In Category	% of Net Charge-offs In Category	% of Nonaccrual Loans In Category
Commercial, financial, agricultural and other (original balances greater than $1 million)
Loans generated in Pennsylvania	76.89%	51.04%	35.44%
Loans generated out of Pennsylvania	23.11%	48.96%	64.56%
Real estate – construction (original balances greater than $1 million)
Loans generated in Pennsylvania	49.89%	0.00%	9.39%
Loans generated out of Pennsylvania	50.11%	100.00%	90.61%
Real estate – commercial (original balances greater than $1 million)
Loans generated in Pennsylvania	85.45%	100.00%	100.00%
Loans generated out of Pennsylvania	14.55%	0.00%	0.00%

CAPITAL RESOURCES

At September 30, 2009, shareholders’ equity was $643.1 million, a decrease of $9.6 million from December 31, 2008. The decrease was primarily due to net loss and dividends paid offset by unrealized holding gains on securities. A strong capital base provides First Commonwealth with a foundation to manage the current market challenges, to expand lending, to protect depositors, and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable equity to assets ratio.

First Commonwealth and its banking subsidiary are “well capitalized;” however, we may seek to raise additional capital as necessitated by market conditions and our financial condition or to fund growth in interest-earning assets or to expand our market area or product offerings through acquisitions or de novo expansion.

In October 2009, First Commonwealth Financial Corporation declared a quarterly dividend of $0.03 per share payable on November 13, 2009. This dividend represents no change from the amount paid in July 2009 and a decrease from the March 2009 dividend of $0.12 per share. The dividend reduction provides for the preservation of capital during a time of unprecedented uncertainty and market volatility.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

CAPITAL RESOURCES (Continued)

The table below presents First Commonwealth’s capital position at September 30, 2009:

	Actual		Regulatory Minimum
	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$649,072	11.5%	$453,426	8.0%
First Commonwealth Bank	$596,400	10.6%	$448,267	8.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$578,203	10.2%	$226,713	4.0%
First Commonwealth Bank	$526,358	9.4%	$224,133	4.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$578,203	9.2%	$252,676	4.0%
First Commonwealth Bank	$526,358	8.4%	$250,487	4.0%

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10%, 6%, and 5%, respectively. At September 30, 2009, First Commonwealth’s banking subsidiary exceeded those requirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Information appearing in Item 2 of this report under the caption “Market Risk” is incorporated by reference in response to this item.

ITEM 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

In addition, our management, including our Chief Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the current fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. No such changes were identified in connection with this evaluation.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: November 6, 2009	/s/ John J. Dolan
John J. Dolan
President and Chief Executive Officer

DATED: November 6, 2009	/s/ Teresa M. Ciambotti
Teresa M. Ciambotti
Senior Vice President, Controller and Principal Financial Officer