Form 10-K
period 2009-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2010-03-01
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2009) was approximately $513,059,181.

The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 25, 2010, was 85,626,568.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 21, 2010 are incorporated by reference into Part III.

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

Overview

First Commonwealth Financial Corporation (“First Commonwealth” or “we” or “us” or “our”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2009, we had total assets of $6.4 billion, total loans of $4.6 billion, total deposits of $4.5 billion and shareholders’ equity of $638.8 million. Our principal executive office is located at 22 North Sixth Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.

FCB is a Pennsylvania bank and trust company. At December 31, 2009, the Bank operated 115 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania. The largest concentration of our branch offices are located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown, and Washington, Pennsylvania, and in towns and villages throughout predominantly rural counties. The Bank also operates a network of 124 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the STAR and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is also a member of the 31-bank “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 700 ATMs in over 50 counties in Pennsylvania, Maryland, New York, West Virginia and Ohio.

Historical and Recent Developments

FCB began in 1934 as First National Bank of Indiana with initial capitalization of $255 thousand. First National Bank of Indiana changed its name to National Bank of the Commonwealth in 1971 and became a subsidiary of First Commonwealth in 1983.

Since the formation of the holding company in 1983, we have grown steadily through the acquisition of smaller banks and thrifts in our market area, including Deposit Bank in 1984, Dale National Bank and First National Bank of Leechburg in 1985, Citizens National Bank of Windber in 1986, Peoples Bank and Trust Company in 1990, Central Bank in 1992, Peoples Bank of Western Pennsylvania in 1993, Unitas National Bank and Reliable Savings Bank in 1994. In 1995, we merged all of our banking subsidiaries (other than Reliable Savings Bank) into Deposit Bank and renamed the resulting institution “First Commonwealth Bank.” We then merged Reliable Savings Bank into FCB in 1997. We acquired Southwest Bank in 1998 and merged it into FCB in 2002.

Our most recent acquisitions have expanded our presence in the Pittsburgh metropolitan area. In the fourth quarter of 2003, we acquired Pittsburgh Financial Corp., the holding company for Pittsburgh Savings Bank (dba BankPittsburgh), for a total cost of approximately $28.6 million. Pittsburgh Financial had total assets of approximately $376 million, with 7 branch offices and one loan production office in Allegheny and Butler counties of Pennsylvania. In the second quarter of 2004, we acquired GA Financial, Inc., the holding company for Great American Federal, for a total cost of approximately $176.7 million. GA Financial had total assets of approximately $892 million, with 12 branch offices located in Allegheny county. In the third quarter of 2006, we acquired Laurel Capital Group, Inc. (“Laurel”), the holding company for Laurel Savings Bank, for a total cost of approximately $56.1 million. Laurel had total assets of approximately $314 million, with 8 branch offices located in Allegheny and Butler counties.

In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened thirteen de novo branches since 2005,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Historical and Recent Developments (Continued)

all of which are in the greater Pittsburgh area. As a result of our acquisition and de novo strategy, FCB operates 65 branches in the Pittsburgh metropolitan statistical area and currently ranks sixth in deposit market share.

Competition

The banking and financial services industry is extremely competitive in our market area. We face vigorous competition for customers, loans and deposits from many companies, including commercial banks, savings and loan associations, finance companies, credit unions, trust companies, mortgage companies, money market mutual funds, insurance companies, and brokerage and investment firms. Many of these competitors are significantly larger than us, have greater resources, lending limits and larger branch systems and offer a wider array of financial services than us. In addition, some of these competitors, such as credit unions, are subject to a lesser degree of regulation than that imposed on us.

Employees

At December 31, 2009, First Commonwealth and its subsidiaries employed 1,510 full-time employees and 199 part-time employees.

Supervision and Regulation

The following discussion sets forth the material elements of the regulatory framework applicable to financial holding companies and their subsidiaries and provides certain specific information relevant to First Commonwealth and its subsidiaries. The regulatory framework is intended primarily for the protection of depositors, other customers and the federal deposit insurance fund and not for the protection of security holders. The rules governing the regulation of financial institutions and their holding companies are very detailed and technical. Accordingly, the following discussion is general in nature and is not intended to be complete or to describe all the laws and regulations that apply to First Commonwealth and its subsidiaries. A change in applicable statutes, regulations or regulatory policy may have a material adverse effect on our business, financial condition or results of operations.

Bank Holding Company Regulation

First Commonwealth is registered as a financial holding company under the Bank Holding Company Act (“BHC Act”) of 1956, as amended, which we refer to as the BHC Act, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”).

Acquisitions. Under the BHC Act, First Commonwealth is required to obtain the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it or acquire direct or indirect ownership, or control of, any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting shares of such bank. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act (“CRA”) ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices.

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

Reporting. Under the BHC Act, First Commonwealth is subject to examination by the FRB and is required to file periodic reports and other information of its operations with the FRB. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of any Pennsylvania bank holding company or to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

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

SEC Regulations. First Commonwealth is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and various state securities commissions for matters relating to the offer and sale of its securities and is subject to the SEC rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

Bank Regulations

FCB is a state bank chartered under the Pennsylvania Banking Code and is not a member of the FRB. As such, FCB is subject to the supervision of, and is regularly examined by, both the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and is required to furnish quarterly reports to both agencies. The approval of the Pennsylvania Department of Banking and FDIC is also required for FCB to establish additional branch offices or merge with or acquire another banking institution. Under current Pennsylvania law, banking institutions, such as FCB, may establish branches within any county in Pennsylvania, subject to prior regulatory approval.

Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus is at least equal to capital. Dividends may not reduce surplus without the prior consent of the Pennsylvania Department of Banking. FCB has not reduced its surplus through the payment of dividends.

The FDIC also prohibits the declaration or payout of dividends at a time when FCB is in default in payment of any assessment due the FDIC. In addition, supervisory guidance issued by the FRB requires, among other things, that a company must consult with the FRB in advance of paying a dividend that exceeds earnings for the quarter for which the dividend is paid or that could result in a material adverse change to the company’s capital structure. The guidance also states that a company should, as a general matter, eliminate, defer or severely limit its dividend if (1) the company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividend; (2) the company’s prospective rate of earnings retention is not consistent

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Bank Regulations (Continued)

with the company’s capital needs and current and prospective financial condition; or (3) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Community Reinvestment. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examination, FCB received a “satisfactory” rating.

Consumer Laws. The operations of FCB are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. In 2008, the FDIC instituted the Temporary Liquidity Guarantee Program, which, among other things, provides unlimited deposit insurance for funds deposited into non interest-bearing transaction accounts through June 30, 2010.

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

Supervision and Regulation (Continued)

Capital Regulations (Continued)

“adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2009, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 29 “Regulatory Restrictions and Capital Adequacy” of Notes to Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

Gramm-Leach-Bliley Act

Enacted in 1999, the Gramm-Leach-Bliley Act, or GLBA, repealed the 1933 Glass-Steagall Act’s separation of the commercial and investment banking industries. GLBA created a new category of holding company called a “financial holding company,” which is authorized to engage in an expanded range of non-banking activities, as described below, while preserving existing authority for bank holding companies to engage in activities that are closely related to banking. Generally, a bank holding company may become a financial holding company upon filing an election with the FRB if each of its depository institution subsidiaries is well-capitalized, well managed and received a CRA rating of “satisfactory” or better at its most recent examination. First Commonwealth elected to become a financial holding company in 2009.

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

GLBA also established a system of functional regulation, under which the federal banking agencies regulate the banking activities of financial holding companies; the Securities and Exchange Commission regulates their securities activities; and state insurance regulators regulate their insurance activities. GLBA also provided new protections against the transfer and use by financial institutions of consumers’ nonpublic personal information.

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

Supervision and Regulation (Continued)

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, including publicly-held bank holding companies such as First Commonwealth. Sarbanes-Oxley created new requirements in the areas of financial disclosure and corporate governance, including:

•	increased responsibility for the Chief Executive Officer and the Chief Financial Officer with respect to the content of financial statements;

•	new requirements for audit committees, including independence, expertise and responsibilities;

•	new standards for auditors and regulation of audits, including independence and the type of non-audit services that auditors may provide;

•	accelerated filing requirements for SEC reports;

•	disclosures concerning internal controls and procedures;

•	increased disclosure and reporting obligations for the reporting company and their directors and executive officers;

•	disclosure of a code of ethics; and

•	a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

National Monetary Policy

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of governments and regulatory authorities, including the FRB, the FDIC and the Pennsylvania Department of Banking. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The federal government greatly expanded the resources available to influence monetary policy during 2008 in response to significant disruptions in credit and capital markets and the greatly weakened financial condition of many large companies in the financial services industry. The Federal Reserve Board implemented new lending programs to improve liquidity at financial institutions and other market participants, which include auctions of short-term secured borrowings, the expansion of eligible collateral for certain lending programs and the extension of borrowings to investment banks and other non-bank financial services companies. The FDIC instituted the Temporary Liquidity Guarantee Program to strengthen liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount, through June 30, 2010. Finally, the United States Treasury implemented the Capital Purchase Program under the Troubled-Asset Relief Program, or TARP, in which the Treasury injected capital into participating banks and bank holding companies through the purchase of senior preferred stock to encourage lending. During 2009, First Commonwealth participated in various lending programs by the Federal Reserve Board, including the Term Auction Facility, and also participates in the Temporary Liquidity Guarantee Program. First Commonwealth declined to participate in the TARP Capital Purchase Program.

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

Availability of Financial Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Our SEC filings are also available to the public on the SEC website at www.sec.gov and on our website at www.fcbanking.com.

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

As a financial services company, we are subject to a number of risks, many of which are outside of our control. These risks include, but are not limited to:

We are subject to lending concentration risks.

As of December 31, 2009, approximately 62% of our loan portfolio consisted of commercial, financial and agricultural, real estate construction, commercial real estate loans and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over a $15.0 million internal threshold, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may be insufficient.

All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

The design of the allowance for loan loss methodology is a dynamic process that must be responsive to changes in environmental factors. Accordingly, at times the allowance methodology may be modified in order to incorporate changes in various factors including, but not limited to, levels and trends of delinquencies and charge-offs, trends in volume and types of loans, national and economic trends and industry conditions.

We have significant exposure to a downturn in the financial services industry due to our investments in trust preferred securities.

As of December 31, 2009, we had single issuer trust preferred securities and trust preferred collateralized debt obligations with an aggregate book value of $91.9 million and an unrealized loss of approximately $43.4 million. These securities were issued by banks, bank holding companies and other financial services providers. As a result of the severe economic recession and its impact on the financial services industry, we incurred other-than-temporary impairment charges in our securities portfolio of approximately $36.2 million during 2009. We may

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

be required to record additional impairment charges on other investment securities if they suffer a decline in value that is considered other-than-temporary. If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of FCB to upstream dividends to First Commonwealth, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

We depend upon the availability of liquidity to operate our businesses.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Our access to these funds, or liquidity, could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank (“FHLB”) advances, proceeds from the sale of loans and liquidity resources at the holding company. At December 31, 2009, we had approximately $286.9 million of FHLB advances outstanding and $525.0 million in term borrowings under the FRB Term Auction Facility. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Furthermore, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs, which would adversely affect our operating margins and profitability.

Our investment in FHLB stock may be subject to impairment charges in future periods if the financial condition of the FHLB declines further.

FCB is required to hold FHLB stock as a condition of membership in the FHLB. As of December 31, 2009, the carrying value of our FHLB stock was $51.4 million. Ownership of FHLB stock is restricted and there is no market for these securities. In 2009, the FHLB reported significant losses due to numerous factors, including other-than-temporary impairment charges on its portfolio of private-label mortgage-backed securities. The FHLB announced a capital restoration plan in February of 2009 which restricts it from repurchasing or redeeming capital stock or paying dividends. If the FHLB’s financial condition declines further, other-than-temporary impairment charges related to our investment in FHLB stock could occur in future periods. Please refer to the discussion in Note 9 “Other Investments” to our Consolidated Financial Statements related to our evaluation of impairment of FHLB stock as of December 31, 2009.

We must evaluate whether any portion of our recorded goodwill is impaired. Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

At December 31, 2009, goodwill represented approximately 2% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

Our earnings are significantly affected by general business and economic conditions.

Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance and the strength of the United States economy, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

We, primarily through FCB and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

We may eliminate dividends on our common stock.

Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock do not have a legal or contractual right to receive dividends. During 2009, our board of directors reduced the quarterly cash dividend on our common stock from $0.17 per share to $0.03 per share in order to preserve capital at FCB. In the event that our earnings fail to improve in accordance with our business plan, our board of directors may make a decision to cease paying a dividend or reduce the quarterly dividend paid to our shareholders. This could adversely affect the market price of our common stock.

Changes in interest rates could negatively impact our financial condition and results of operations.

Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

(such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a declining interest rate environment, net interest income could be adversely impacted. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a rising interest rate environment, net interest income could be adversely impacted.

Changes in interest rates also can affect the value of loans and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows.

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

We face substantial competition in originating loans and attracting deposits. This competition comes principally from other banks, savings institutions, mortgage banking companies and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, better brand recognition, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. These competitors may offer more favorable pricing through lower interest rates on loans or higher interest rates on deposits, which could force us to match competitive rates and thereby reduce our net interest income.

Negative publicity could damage our reputation.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Because we conduct all of our business under the “First Commonwealth” brand, negative public opinion about one business could affect our other businesses.

An interruption to our information systems could adversely impact our operations.

We rely upon our information systems for operating and monitoring all major aspects of our business, including deposit and loan operations, as well as internal management functions. These systems and our operations could

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

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

Much of our growth has come through the acquisition of other financial institutions, and we expect to continue to make acquisitions as opportunities arise, both within and outside our current market area. We cannot predict the number, size or timing of acquisitions that we will undertake in future periods. We may face difficulty in integrating an acquired company which could prevent us from realizing expected revenue growth or cost savings or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

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

First Commonwealth Bank has 115 banking offices of which 26 are leased and 89 are owned. We also lease three loan production offices.

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

ITEM 4.	Reserved

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

First Commonwealth is listed on the NYSE under the symbol “FCF.” As of February 26, 2010, there were approximately 8,740 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2009
First Quarter	$12.50	$6.33	$0.12
Second Quarter	$10.68	$5.84	$0.00
Third Quarter	$7.34	$5.20	$0.03
Fourth Quarter	$5.77	$4.03	$0.03

Period	High Sale	Low Sale	Cash Dividends Per Share
2008
First Quarter	$12.65	$9.00	$0.17
Second Quarter	$12.90	$9.12	$0.17
Third Quarter	$16.18	$8.00	$0.17
Fourth Quarter	$15.00	$8.70	$0.17

In the second quarter of 2009, First Commonwealth changed the timing of when dividends are declared and paid on shares of common stock and as a result there were no dividends declared in the second quarter. Federal and State Regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 29 (Regulatory Restrictions and Capital Adequacy).” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust I, II, and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities which provide the cash flow for the payments on the capital securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2004, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Commonwealth Financial Corporation	100.00	88.27	96.45	81.19	100.11	38.47
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
KBW Regional Banking Index	100.00	101.73	110.48	86.19	70.18	54.65

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.	Selected Financial Data

The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except share data)
Interest income	$293,281	$327,596	$331,095	$333,070	$312,068
Interest expense	86,771	138,998	169,713	166,107	138,618

Net interest income	206,510	188,598	161,382	166,963	173,450
Provision for credit losses	100,569	23,095	10,042	11,544	8,628

Net interest income after provision for credit losses	105,941	165,503	151,340	155,419	164,822
Net impairment losses	(36,185)	(13,011)	-0-	(2)	-0-
Net securities gains (losses)	273	1,517	1,174	699	(7,673)
Gain on sale of branches	-0-	-0-	-0-	-0-	11,832
Gain on sale of merchant services business	-0-	-0-	-0-	-0-	1,991
Other income	55,237	54,325	47,696	43,550	44,075
Restructuring charges	-0-	-0-	-0-	-0-	5,437
Gain on extinguishment of debt	-0-	-0-	-0-	410	-0-
Other expenses	171,151	158,615	148,007	138,093	138,517

(Loss) income before income taxes	(45,885)	49,719	52,203	61,983	71,093
Income tax (benefit) provision	(25,821)	6,632	5,953	9,029	13,257

Net (loss) income	$(20,064)	$43,087	$46,250	$52,954	$57,836

Per Share Data
Net (loss) income	$(0.24)	$0.58	$0.64	$0.75	$0.83
Dividends declared	$0.18	$0.68	$0.68	$0.68	$0.67
Average shares outstanding	84,589,780	74,477,795	72,816,208	70,766,348	69,276,141

Per Share Data Assuming Dilution
Net (loss) income	$(0.24)	$0.58	$0.63	$0.74	$0.83
Dividends declared	$0.18	$0.68	$0.68	$0.68	$0.67
Average shares outstanding	84,589,780	74,583,236	72,973,259	71,133,562	69,835,285

At End of Period
Total assets	$6,446,293	$6,425,880	$5,883,618	$6,043,916	$6,026,320
Investment securities	1,222,045	1,452,191	1,645,714	1,723,191	1,939,743
Loans and leases, net of unearned income	4,636,501	4,418,377	3,697,819	3,783,817	3,624,259
Allowance for credit losses	81,639	52,759	42,396	42,648	39,492
Deposits	4,535,785	4,280,343	4,347,219	4,326,440	3,996,552
Short-term borrowings	958,932	1,139,737	354,201	500,014	665,665
Subordinated debentures	105,750	105,750	105,750	108,250	108,250
Other long-term debt	168,697	183,493	442,196	485,170	691,494
Shareholders’ equity	638,811	652,779	568,788	571,361	521,045

Key Ratios
Return on average assets	(0.31)%	0.70%	0.80%	0.89%	0.94%
Return on average equity	(3.06)%	7.45%	8.08%	9.76%	10.89%
Net loans to deposits ratio	100.42%	101.99%	84.09%	86.47%	89.70%
Dividend per share as a percent of net income per share	NA	117.24%	106.25%	90.67%	80.12%
Average equity to average assets ratio	10.16%	9.35%	9.87%	9.08%	8.60%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis concerns the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2009, 2008 and 2007. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a clear understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview

First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCFA and insurance products through FCIA. At December 31, 2009, FCB operated 115 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania.

Our consumer services include Internet and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, health savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, secured and unsecured installment loans, construction and mortgage loans, safe deposit facilities, credit lines with overdraft checking protection, IRA accounts and student loans. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds, stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in central and western Pennsylvania.

As a financial institution with a focus on traditional banking activities, we earn the majority of our revenue through net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing our net interest margin, which is net interest income (on a fully taxable-equivalent basis) as a percentage of our average interest-earning assets. We also generate revenue through fees earned on various services and products that we offer to our customers and through sales of assets, such as loans, investments or properties. These revenue sources are offset by provisions for credit losses on loans, operating expenses and income taxes.

General economic conditions also affect our business by impacting our customers’ need for financing, thus affecting loan growth, and impacting the credit strength of existing and potential borrowers.

Critical Accounting Policies and Significant Estimates

First Commonwealth’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the period presented or in future periods. We

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

currently view the determination of the allowance for loan losses, fair value of financial instruments, and goodwill and other intangible assets to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates made by management.

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

•

Individual loans are selected for review in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables.” These are generally large balance commercial loans and commercial mortgages that are rated less than “satisfactory” based on our internal credit-rating process.

•

We assess whether the loans identified for review in step one are “impaired,” which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement, which generally represents loans that management has placed on nonaccrual status.

•

For loans determined to be impaired we calculate the estimated fair value based on observable market prices, discounted cash flows and the value of the underlying collateral and record an allowance if needed.

•

For loans not individually evaluated for impairment we aggregate pools of homogenous smaller balance loans having similar risk characteristics as well as larger commercial loans rated satisfactory or better for evaluation collectively under the provisions of FASB ASC Topic 450, “Contingencies.” These smaller balance loans generally include residential mortgages, consumer loans, installment loans and some commercial loans.

•

FASB ASC Topic 450 loans are segmented into groups with similar characteristics and an allowance for credit losses is allocated to each segment based on recent loss history and other relevant information.

•

We then review the results to determine the appropriate balance of the allowance for credit losses. This review includes consideration of additional factors, such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and nonperforming assets, trends in the overall risk profile in the portfolio, trends in delinquencies and nonaccrual loans, local and national economic information and industry data, including trends in the industries we believe are higher risk.

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

Critical Accounting Policies and Significant Estimates (Continued)

Fair Values of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value. In accordance with FASB ASC Topic 820, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 2 valuations are for instruments that trade in less active dealer or broker markets and incorporates values obtained for identical or comparable instruments. Level 3 valuations are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument.

The fair value for pooled trust preferred collateralized debt obligations is considered a level 3 measure and is determined by evaluating relevant credit and structural aspects of the investment, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the valuation include consideration of the terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage provided by the structure and the probability of events of default and liquidation.

The discount rate used in the analysis combines an evaluation of current and observable market yields for comparable structured credit products with an evaluation of the risks associated with the underlying cash flows. The specific risks identified in a given collateralized debt obligation’s cash flows are evaluated and an adjustment is made to the credit spreads derived from market sources on the basis of this evaluation.

Fair values for single issue trust preferred securities are obtained from pricing sources with reasonable pricing transparency, taking into account unobservable inputs related to the risks for each issuer. These valuations are classified as Level 3 due to the inactivity in the markets.

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

In addition to valuation, on a quarterly basis we assess whether there are any declines in value below the carrying value of our assets that should be considered other-than-temporary. This review includes analyzing the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in the market. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments–Other,” and are therefore evaluated for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

Fair Values of Financial Instruments (Continued)

other-than-temporary impairment using management’s best estimate of future cash flows. Results of a discounted cash flow test are significantly affected by variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral.

When evaluating equity investments for other-than-temporary impairment we review the severity and duration of decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.

Methodologies and estimates used by management are discussed in detail in management’s discussion and analysis of financial condition and results of operations and in Note 10 “Impairment of Investment Securities” and Note 21 “Fair Values of Assets and Liabilities” of Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

In accordance with FASB ASC Topic 805, “Business Combinations,” and FASB ASC Topic 350, “Intangibles—Goodwill and Other,” all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

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

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment. As of December 31, 2009, goodwill totaled $160.0 million and amortizing intangibles totaled $7.4 million.

First Commonwealth is one reporting unit and goodwill is tested for impairment in November of each year. In 2009, as a result of the negative impact other-than-temporary impairment charges and credit losses in our loan portfolio had on our earnings and the resulting decrease in our stock price, we evaluated goodwill for impairment more frequently, beginning June 30, 2009 and each subsequent quarter end thereafter.

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value. The first step compares the estimated fair value of First Commonwealth with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

Goodwill and Other Intangible Assets (Continued)

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other variables. Estimated cash flows extend five years into the future and, by their nature, are difficult to estimate over such an extended time-frame. Factors that may significantly affect the estimates include, but are not limited to, balance sheet growth assumptions, credit losses in our investment and loan portfolios, competitive pressures in our market area, changes in customer base and customer product preferences, changes in revenue growth trends, cost structure, changes in discount rates, conditions in the banking sector and general economic variables.

As of December 31, 2009, we retained a third-party valuation firm to assist in our Step 1 test for potential goodwill impairment. The valuation incorporated both income and market based analyses and indicated the fair value of our goodwill was 11% below carrying amount, therefore in accordance with FASB ASC Topic 350-20-35-8, a Step 2 analysis was undertaken.

The Step 2 test follows the purchase price allocation under the purchase method described in FASB ASC Topic 820-10, and fair value estimates as defined and prescribed by FASB ASC Topic 820-10-30. To determine the implied fair value of goodwill, the fair value of all assets other than goodwill, less the fair value of liabilities is subtracted from the fair value of the company. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the company. Key valuations used in the analysis were the mark-to-fair-value on the loan portfolio, assessment of core deposit intangibles, and the mark-to-fair-value of outstanding debt and deposits.

As a result of the Step 2 analysis, it was determined that the fair value of our goodwill exceeded its carrying value by at least 31% and therefore no impairment charge was required.

As of December 31, 2009, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in future periods (see additional discussion of goodwill impairment under “Risk Factors” on page 12).

Results of Operations—2009 Compared to 2008

Summary of 2009 Results

First Commonwealth has recorded the following financial results during the year 2009 compared to the year 2008.

•	Net interest income increased 10%.

•	Net interest margin, on a tax equivalent basis, improved 14 basis points.

•	Total loans increased 5%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Summary of 2009 Results (Continued)

•	Average demand and savings deposits increased 17%.

•

Nonaccrual loans increased $92.0 million primarily due to deterioration in commercial real estate construction loans and one large commercial and industrial loan as a result of weak economic conditions.

•	Provision for credit losses increased $77.5 million.

•	Net loan charge-offs increased $59.0 million.

•	Other-than-temporary impairment losses increased $23.2 million due primarily to deterioration in our pooled trust preferred collateralized debt obligations.

•	FDIC insurance costs increased $9.9 million driven by premium increases.

•	In order to preserve capital during the challenging economic environment, dividends declared were reduced from $0.68 in 2008 to $0.18 in 2009.

We recorded a net loss for the year 2009 of $20.1 million or $0.24 per share, as compared to net income of $43.1 million or $0.58 per diluted share for the same period in 2008. The decrease in net income was primarily the result of a $77.5 million increase in the provision for credit losses as well as an increase of $23.2 million in other-than-temporary impairment losses. The higher provision was primarily related to commercial construction loans primarily outside of Pennsylvania in addition to one commercial and industrial loan in Pennsylvania. The other-than-temporary impairment losses resulted primarily from further credit deterioration of the company’s pooled trust preferred collateralized debt obligation portfolio. FDIC insurance costs increased $9.9 million as a result of increased assessment rates in addition to the special assessment of $2.9 million. Although we have experienced increased provision for credit losses and other-than-temporary impairment losses, we achieved growth in loans and deposits and remain well capitalized with sufficient liquidity.

Average diluted shares for the year 2009 were 14% greater than the comparable period in 2008 primarily due to the issuance of 11.5 million shares of common stock in connection with a capital raise completed on November 5, 2008.

Net Interest Income

Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully tax equivalent basis, to average earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the marginal corporate federal income tax rate of 35%. The tax equivalent adjustment to net interest income for 2009 was $12.3 million compared to $13.1 million in 2008.

Net interest income for 2009 was $17.9 million, or 10% higher than 2008, primarily due to the $52.2 million decline in interest expense, resulting from a 109 basis point decrease in the cost of interest-bearing liabilities. Interest income decreased $34.3 million as the yield on interest-earning assets declined 86 basis points, which was partially offset by the $252.7 million increase in average interest-earning assets.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Net Interest Income (Continued)

The increase in average interest-earning assets was due to the $472.7 million, or 12%, increase in average loans, partially offset by the $220.2 million, or 14%, decrease in average investment securities.

Interest and fees on loans decreased $19.5 million primarily due to a 107 basis point decline in the yield on loans from 6.31% to 5.24% which was partially offset by the $472.7 million, or 12%, growth in average loans.

Interest income on investment securities decreased $14.8 million from 2008 as a result of the $220.2 million decline in average investment securities in addition to the 30 basis point decrease in investment yields.

Interest on deposits decreased $31.7 million due to the decline in rates paid which was partially offset by the increase in balances. The cost of interest-bearing deposits decreased 88 basis points as a result of the lower interest rate environment and improved deposit mix changes. Average interest-bearing demand and savings deposits increased $350.6 million, or 20%, and time deposits declined $263.5 million, or 13%. In 2009, loan growth was funded primarily by core deposit growth and wholesale borrowings providing for a lower cost than time deposits.

Interest expense on short-term borrowings decreased $10.6 million, or 72%, primarily as a result of the 152 basis point decline in rates paid for these borrowings, partially offset by the $261.9 million, or 34%, increase in average balances. Interest expense on long-term debt declined $9.9 million due to the $202.0 million decrease in average balances and the 18 basis point decrease in rate.

Net interest margin, on a tax equivalent basis, for the year 2009 increased 14 basis points to 3.71% from 3.57% in 2008, primarily due to declines in the cost of interest-bearing liabilities. More of the funding for loan growth is now being provided by core deposit growth rather than higher costing borrowings and time deposits. First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Net Interest Income (Continued)

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for each of the three years for the period ended December 31:

Average Balance Sheets and Net Interest Analysis

(dollars in thousands)

	2009			2008			2007
	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)	Average Balance	Income/ Expense	Yield or Rate (a)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$678	$7	0.96%	$447	$10	2.34%	$639	$37	5.82%
Tax-free investment securities	235,256	10,445	6.83	290,595	13,143	6.96	304,842	13,732	6.93
Taxable investment securities	1,102,597	50,799	4.61	1,267,446	62,895	4.96	1,278,469	63,218	4.94
Federal funds sold	-0-	-0-	0.00	94	2	2.49	3,204	157	4.89
Loans, net of unearned income (b)(c)	4,557,227	232,030	5.24	4,084,506	251,546	6.31	3,687,037	253,951	7.09

Total interest-earning assets	5,895,758	293,281	5.18	5,643,088	327,596	6.04	5,274,191	331,095	6.56

Noninterest-earning assets:
Cash	77,983			77,208			80,453
Allowance for credit losses	(67,535)			(43,669)			(43,811)
Other assets	551,806			505,790			489,502

Total noninterest-earning assets	562,254			539,329			526,144

Total Assets	$6,458,012			$6,182,417			$5,800,335

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$601,594	$1,677	0.28%	$603,256	$5,302	0.88%	$595,055	$10,538	1.77%
Savings deposits (d)	1,515,636	16,946	1.12	1,163,383	18,860	1.62	1,104,789	25,008	2.26
Time deposits	1,735,533	51,179	2.95	1,999,016	77,355	3.87	2,138,296	97,224	4.55
Short-term borrowings	1,031,664	4,216	0.41	769,770	14,828	1.93	279,045	11,442	4.10
Long-term debt	285,526	12,753	4.47	487,533	22,653	4.65	563,919	25,501	4.52

Total interest-bearing liabilities	5,169,953	86,771	1.68	5,022,958	138,998	2.77	4,681,104	169,713	3.63

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	590,554			544,743			514,256
Other liabilities	41,487			36,582			32,335
Shareholders’ equity	656,018			578,134			572,640

Total noninterest-bearing funding sources	1,288,059			1,159,459			1,119,231

Total Liabilities and Shareholders’ Equity	$6,458,012			$6,182,417			$5,800,335

Net Interest Income and Net Yield on Interest-Earning Assets		$206,510	3.71%		$188,598	3.57%		$161,382	3.34%

(a)	Yields on interest-earning assets have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Net Interest Income (Continued)

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

Analysis of Year-to-Year Changes in Net Interest Income

(dollars in thousands)

	2009 Change from 2008			2008 Change from 2007
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$(3)	$5	$(8)	$(27)	$(11)	$(16)
Tax-free investment securities	(2,698)	(3,852)	1,154	(589)	(987)	398
Taxable investment securities	(12,096)	(8,176)	(3,920)	(323)	(544)	221
Federal funds sold	(2)	(2)	-0-	(155)	(152)	(3)
Loans	(19,516)	29,829	(49,345)	(2,405)	28,181	(30,586)

Total interest income (b)	(34,315)	17,804	(52,119)	(3,499)	26,487	(29,986)

Interest-bearing liabilities:
Interest-bearing demand deposits	(3,625)	(15)	(3,610)	(5,236)	145	(5,381)
Savings deposits	(1,914)	5,710	(7,624)	(6,148)	1,326	(7,474)
Time deposits	(26,176)	(10,196)	(15,980)	(19,869)	(6,333)	(13,536)
Short-term borrowings	(10,612)	5,045	(15,657)	3,386	20,122	(16,736)
Long-term debt	(9,900)	(9,386)	(514)	(2,848)	(3,454)	606

Total interest expense	(52,227)	(8,842)	(43,385)	(30,715)	11,806	(42,521)

Net interest income	$17,912	$26,646	$(8,734)	$27,216	$14,681	$12,535

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a tax equivalent basis using the 35% Federal income tax statutory rate.

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

The provision for credit losses for the year 2009 totaled $100.6 million, an increase of $77.5 million compared to the year 2008 as a result of increased nonperforming loans, loan growth and trends in losses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category:

Provision for Credit Losses

(dollars in thousands)

	2009		2008
Commercial, financial and agricultural	$34,117	34%	$4,477	19%
Real estate-construction	44,011	44%	9,173	40%
Real estate-residential	3,055	3%	4,745	21%
Real estate-commercial	14,996	15%	(388)	(2)%
Loans to individuals	4,390	4%	5,088	22%

Total	$100,569	100%	$23,095	100%

For the year 2009, $38.7 million or over 38% of the provision for credit losses resulted from Shared National Credit (“SNC”) loans. All but one of these loans are located outside the state of Pennsylvania. These out of state SNC loans collectively resulted in $37.4 million of the provision in 2009.

The provision related to real estate – construction loans was primarily the result of SNC loans that were outside of Pennsylvania. A SNC is any loan that totals $20 million or more and is shared by three or more unaffiliated federally supervised institutions and has been determined to be a SNC by a committee of federal regulators.

As of December 31, 2009, our SNC portfolio consists of $904.8 million in commitments, with outstanding loans totaling $458.8 million. During the year 2009, there were no new commitments related to our SNC portfolio. As a result, commitments related to our SNC portfolio decreased from $1,016.0 million at December 31, 2008 to $904.8 million at December 31, 2009.

The allowance for credit losses was $81.6 million at December 31, 2009, which represents a ratio of 1.76% of end-of-period loans outstanding compared to 1.19% reported at December 31, 2008. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2009.

SNC’s make up $405.9 million, or 34%, of the commercial, financial and agricultural category, $47.9 million, or 12%, of the real estate – construction category and $5.0 million or less than one percent of the real estate – commercial portfolio.

The 2009 provision related to real estate – construction loans is primarily related to $24.2 million provided for two construction projects in Florida, $5.0 million for a commercial residential mixed use project in Utah, $3.6 million for a senior housing/independent living facility in Ohio and $3.1 million for one in market residential development loan.

For the year 2009, the provision related to commercial, financial and agricultural loans was primarily due to two loan relationships: a $46.3 million loan in Pennsylvania that migrated to nonaccrual status in the fourth quarter, and a $9.2 million loan in Maryland. The 2009 provision related to real estate – commercial loans is primarily related to $4.1 million allocated for two loan relationships in Pennsylvania and $3.6 million related to the allowance that was transferred from real estate – construction loans due to the completion of several construction projects and the related transfer of $134.3 million from real estate – construction to real estate – commercial loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Provision for Credit Losses (Continued)

A detailed analysis of our credit loss experience for the five years ended December 31, 2009, is shown below:

Summary of Credit Loss Experience

(dollars in thousands)

	2009	2008	2007	2006	2005
Loans outstanding at end of year	$4,636,501	$4,418,377	$3,697,819	$3,783,817	$3,624,259

Average loans outstanding	$4,557,227	$4,084,506	$3,687,037	$3,707,233	$3,597,705

Allowance for credit losses:
Balance, beginning of year	$52,759	$42,396	$42,648	$39,492	$41,063
Addition as a result of acquisition	-0-	-0-	-0-	1,979	-0-
Loans charged off:
Commercial, financial and agricultural	20,536	3,640	3,185	2,612	2,462
Loans to individuals	4,378	4,166	3,902	4,565	5,259
Real estate-construction	36,892	67	50	50	598
Real estate-commercial	7,302	3,479	1,832	522	965
Real estate-residential	4,604	2,529	2,662	2,660	2,103
Lease financing receivables	-0-	-0-	23	54	59

Total loans charged off	73,712	13,881	11,654	10,463	11,446

Recoveries of loans previously charged off:
Commercial, financial and agricultural	448	426	495	848	601
Loans to individuals	573	522	672	590	550
Real estate-construction	-0-	-0-	-0-	-0-	-0-
Real estate-commercial	914	187	102	-0-	-0-
Real estate-residential	81	14	90	45	93
Lease financing receivables	7	-0-	1	-0-	3

Total recoveries	2,023	1,149	1,360	1,483	1,247

Net charge-offs	71,689	12,732	10,294	8,980	10,199
Credit losses on loans transferred to held for sale	-0-	-0-	-0-	1,387	-0-

Net credit losses	71,689	12,732	10,294	10,367	10,199

Provision charged to expense	100,569	23,095	10,042	11,544	8,628

Balance, end of year	$81,639	$52,759	$42,396	$42,648	$39,492

Ratios:
Net credit losses as a percentage of average loans outstanding	1.57%	0.31%	0.28%	0.28%	0.28%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.76%	1.19%	1.15%	1.13%	1.09%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Non-Interest Income

The components of non-interest income for the three years ended December 31 follow:

	2009	2008	2007
	(dollars in thousands)
Non-Interest Income
Trust income	$4,805	$5,639	$5,881
Service charges on deposit accounts	17,440	18,558	17,981
Insurance and retail brokerage commissions	7,259	5,297	3,560
Income from bank owned life insurance	4,442	5,523	6,101
Card related interchange income	8,559	7,609	6,564
Other operating income	12,732	11,699	7,609

Subtotal	55,237	54,325	47,696
Net securities gains	273	1,517	1,174
Net impairment losses	(36,185)	(13,011)	-0-

Total non-interest income	$19,325	$42,831	$48,870

Total non-interest income of $19.3 million for 2009 decreased $23.5 million, or 55%, compared to 2008, primarily related to net impairment losses on securities. Offsetting the losses were increases in insurance and retail brokerage commissions, card related interchange income and other operating income.

Service charges on deposit accounts are the most significant component of non-interest income and decreased $1.1 million primarily due to reduced overdraft revenue as a result of a reduction in the frequency of occurrences as consumers changed behavior patterns.

Insurance and retail brokerage commissions, including retail advisor fees, increased $2.0 million, or 37%, as a result of higher sales, additional producers and an enhanced calling program.

We use bank owned life insurance (“BOLI”) to help offset the rising cost of employee benefits. Income from BOLI decreased $1.1 million, or 20%, in 2009 compared to 2008 due to reduced earnings from our insurance carriers, primarily as a result of the declining interest rate environment.

Card related interchange income increased $950 thousand primarily due to higher usage of debit cards and an increase in the number of activated cards. Card related interchange income includes income from debit, credit and ATM cards that are issued to consumers and businesses. Increasing debit card usage and demand deposit accounts has been a strategic focus for FCB.

Other operating income increased $1.0 million primarily due to a $2.1 million gain on a favorable legal settlement during the second quarter of 2009.

Net impairment losses in 2009 of $36.2 million increased $23.2 million when compared to impairment losses recognized in 2008. The $36.2 million net impairment charges were due to $33.7 million in credit related other-than-temporary impairment losses on trust preferred collateralized debt obligations, and $2.5 million on bank equity securities. The 2008 impairment write-downs were partially offset by gains of $871 thousand on the sale

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Non-Interest Income (Continued)

of equity securities and $441 thousand on the mandatory redemption of Class B Common Stock in VISA Inc. Refer to the “Investment Portfolio” discussion in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Non-Interest Expense

The components of non-interest expense for the three years ended December 31 follow:

	2009	2008	2007
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$86,059	$83,507	$76,132
Net occupancy expense	14,053	15,055	13,710
Furniture and equipment expense	12,085	11,976	12,000
Data processing expense	4,687	4,283	3,808
Pennsylvania shares tax expense	5,314	5,309	5,769
Intangible amortization	2,826	3,208	3,428
Collection and repossession expenses	5,010	2,546	2,224
FDIC insurance	10,471	608	506
Other operating expenses	30,646	32,123	30,430

Total non-interest expense	$171,151	$158,615	$148,007

Total non-interest expense of $171.2 million for 2009 is an increase of $12.5 million, or 8%, over 2008 primarily due to higher salaries and employee benefits, collection and repossession expenses and FDIC insurance.

Salaries and employee benefits increased $2.6 million, or 3%, primarily due to additional employees related to new branch offices, enhancing the consumer infrastructure for small business banking and retail brokerage, annual merit increases, higher 401(k) expense and higher hospitalization expense. In addition, several expense reduction initiatives were implemented in 2009 including reduction of incentive plans, more employee sharing of medical costs and reduced 401(k) plan contributions that are expected to have a favorable impact on these costs in 2010.

Pennsylvania shares tax expense was $5.3 million at December 31, 2009 and 2008. The Pennsylvania shares tax is imposed annually on the book value of shares of banks and trust companies that conduct business in Pennsylvania. The book value is calculated using a six-year average of the book values of paid-in capital, surplus and undivided profits, with deductions for U.S. Government obligations, and beginning on January 1, 2008, goodwill from acquisitions after June 30, 2001. The current tax rate is 1.25 percent.

Collection and repossession expenses increased $2.5 million, or 10%, primarily due to costs associated with the higher level of nonaccrual loans as well as two loans that were transferred to other real estate owned in the first quarter of 2009, one of which was sold in the third quarter of 2009. Most of the increase in collection and repossession expenses are associated with the commercial loan portfolio which experienced increased stress during 2009. Many of these loans are larger, complex relationships that take more time and expense to resolve, especially in the current credit environment.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2009 Compared to 2008 (Continued)

Non-Interest Expense (Continued)

FDIC insurance increased $9.9 million due to premium increases and increased deposits, as well as the second quarter special assessment of $2.9 million. Increased FDIC insurance premiums were assessed to all insured banks in 2009 as the agency required increased funds to resolve problem banks around the country.

Other operating expenses decreased $1.5 million, or 5%, compared to 2008 primarily due to an impairment charge of $1.2 million that was recorded in 2008 on low income housing partnerships because our estimated future benefits could not support our carrying value. There was no impairment charge recorded in 2009.

Income Tax

The 2009 provision for income taxes decreased $32.5 million from 2008 due to the $95.6 million decline in income before taxes. The effective tax rate was 56.3% for the tax benefit in the year ended December 31, 2009, compared to 13.3% for the tax expense in 2008. Nontaxable income and tax credits had a greater impact on the effective tax rate for the year ended December 31, 2009, due to the 2009 pretax loss compared to pretax income for the year ended December 31, 2008.

Financial Condition

First Commonwealth’s total assets increased slightly by $20.4 million in 2009. Loan growth of $218.1 million, was offset by a decrease of $230.1 million, or 16% in investment securities. The decline in the investment portfolio provided liquidity to help fund loan growth and repay short-term borrowings as a balance sheet deleveraging strategy. The current interest rate environment has reduced the risk/reward on security leverage strategies. First Commonwealth’s total liabilities increased slightly by $34.4 million, or 1%, in 2009. Deposit growth of $255.4 million, or 6%, was offset by a decrease in short-term borrowings of $180.8 million, or 16%. Deposit growth was a definitive strategy by First Commonwealth in 2009 in order to improve liquidity by reducing borrowings and to improve funding costs.

Loan Portfolio

Following is a summary of our loan portfolio as of December 31:

Loans by Classification

(dollars in thousands)

	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial, agricultural and other	$1,208,339	26%	$1,236,622	28%	$911,758	25%	$845,934	22%	$724,066	20%
Real estate-construction	387,227	8	489,150	11	213,272	6	97,082	3	80,067	2
Real estate-residential	1,208,741	26	1,206,366	27	1,232,886	33	1,342,105	35	1,211,456	33
Real estate-commercial	1,274,858	28	990,439	23	875,759	24	950,636	25	993,673	27
Loans to individuals	557,336	12	495,800	11	464,082	12	547,196	15	610,529	17
Net leases	-0-	-0-	-0-	-0-	62	-0-	864	-0-	4,468	1

Total loans and leases net of unearned income	$4,636,501		$4,418,377		$3,697,819		$3,783,817		$3,624,259

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio (Continued)

Total loans increased $218.1 million, or 5%, in 2009. The increase was primarily due to increases of $284.4 million, or 29%, in the real estate – commercial loans and $61.5 million, or 12%, in loans to individuals, primarily from the $73 million, or 20%, increase in indirect loans. We implemented loan growth strategies in 2009 to provide better balancing of growth in the consumer and commercial sectors. This growth was offset by declines in real estate – construction loans of $101.9 million, or 21%, and commercial, financial and agricultural loans of $28.3 million, or 2%.

Total real estate – commercial loans increased $284.4 million, or 29%, in 2009. This portfolio totals $1.3 billion or 28% of the total loan portfolio. Real estate – commercial loans of $1.1 billion, or 90% of the category total, are located within Pennsylvania.

Total real estate – construction loans have decreased $101.9 million, or 21%, in 2009 as both a direct effort to reduce our exposure to this segment, and as a result of declining construction activity due to the state of the economy. This portfolio totals $387 million, or 8% of the total loan portfolio. The majority of the construction properties are located within Pennsylvania, with 38% of the construction loans outside of Pennsylvania. At origination, the estimated disbursement for the construction process is reviewed, including taking into consideration weather delays, to ensure the adequacy of the interest reserve for the construction period. All disbursements are reviewed by management as well as an independent engineer prior to the customer receiving the funds. We also review the projects regularly for the status of the construction, the amount of disbursements and to monitor the interest reserve. The typical period for a construction project is 18 – 24 months. Real estate – construction loans of $113.9 million have term commitments that follow the construction period. Loans with these term commitments will be moved to the real estate – commercial category when the construction phase of the project is completed.

The majority of our loan portfolio is with borrowers located in Pennsylvania. As of December 31, 2009 and 2008, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2009 were as follows (dollars in thousands):

	Within One Year	One to 5 Years	After 5 Years	Total
Commercial and industrial	$807,693	$114,754	$91,008	$1,013,455
Real estate-construction (a)	199,079	117,856	70,292	387,227
Real estate-commercial	154,419	478,779	641,660	1,274,858
Other	33,650	18,346	142,888	194,884

Totals	$1,194,841	$729,735	$945,848	$2,870,424

Loans at fixed interest rates		$299,245	$211,726
Loans at variable interest rates		430,490	734,122

Totals		$729,735	$945,848

(a)	The maturity of real estate – construction loans include term commitments of $113.9 million that follow the construction period. Loans with these term commitments will be moved to the real estate – commercial category when the construction phase of the project is completed.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio (Continued)

Our internal maximum lending limit is $15.0 million per loan and $50.0 million per household. As of December 31, 2009, we had 62 accounts that exceeded the $15.0 million level and five relationships that exceeded the $50.0 million relationship level. We are working to reduce our exposure on these loans through attrition and may consider select loan sales.

Nonperforming Loans

Nonperforming loans include nonaccrual loans and restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under similar terms not available in the market.

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

Nonperforming loans are closely monitored on an ongoing basis as part of our credit risk management and work-out processes. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized when determined to be probable and the amount is reasonably estimable.

Nonperforming loans increased $92.5 million to $148.6 million at December 31, 2009 compared to $56.1 million at December 31, 2008. Included in nonaccrual loans at December 31, 2009 are a $46.3 million commercial and industrial (“C&I”) credit relationship in Pennsylvania and a $39.0 million real estate-construction loan in Florida. The Pennsylvania borrower is an individual who has had a loan relationship with the Bank since 2004 and whose business is retail property management and development. The credit relationship in Florida is related to land to be used in a condominium development. Unfunded commitments related to nonperforming loans was $1.7 million at December 31, 2009. At December 31, 2008 nonaccrual loans included a $31.2 million commercial credit relationship that was transferred to other real estate owned during 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Nonperforming Loans (Continued)

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans at December 31:

Nonperforming and Impaired Assets and Effects

on Interest Income Due to Nonaccrual

(dollars in thousands)

	2009	2008	2007	2006	2005
Nonperforming Loans:
Loans on nonaccrual basis	$147,937	$55,922	$54,119	$12,043	$11,391
Troubled debt restructured loans	619	132	147	160	173

Total nonperforming loans	$148,556	$56,054	$54,266	$12,203	$11,564

Loans past due in excess of 90 days and still accruing	$15,154	$16,189	$12,853	$13,051	$13,977
Other real estate owned	$24,287	$3,262	$2,172	$1,507	$1,655
Loans outstanding at end of period	$4,636,501	$4,418,377	$3,697,819	$3,783,817	$3,624,259
Average loans outstanding	$4,557,227	$4,084,506	$3,687,037	$3,707,233	$3,597,705
Nonperforming loans as a percentage of total loans	3.20%	1.27%	1.47%	0.32%	0.32%
Provision for credit losses	$100,569	$23,095	$10,042	$11,544	$8,628
Allowance for credit losses	$81,639	$52,759	$42,396	$42,648	$39,492
Net credit losses	$71,689	$12,732	$10,294	$10,367	$10,199
Net credit losses as a percentage of average loans outstanding	1.57%	0.31%	0.28%	0.28%	0.28%
Provision for credit losses as a percentage of net credit losses	140.29%	181.39%	97.55%	111.35%	84.60%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.76%	1.19%	1.15%	1.13%	1.09%
Allowance for credit losses as a percentage of nonperforming loans	55%	94%	78%	349%	342%
Gross income that would have been recorded at original rates	$7,631	$6,265	$4,124	$3,246	$2,344
Interest that was reflected in income	521	550	381	706	506
Net reduction to interest income due to nonaccrual	$7,110	$5,715	$3,743	$2,540	$1,838

Nonperforming Securities:
Nonaccrual securities at market value	$3,258	$-0-	$-0-	$-0-	$-0-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Nonperforming Loans (Continued)

The nonperforming loans as a percentage of total loans increased from 1.27% at December 31, 2008 to 3.20% at December 31, 2009 due to deterioration in the real estate – construction loan portfolio primarily out of Pennsylvania, as well as the transfer of the aforementioned $46.3 million C&I credit relationship in Pennsylvania that migrated to nonaccrual status during the fourth quarter of 2009.

Other real estate owned increased $21.0 million to $24.3 million at December 31, 2009 compared to $3.3 million at December 31, 2008. The increase was primarily due to one large commercial credit placed in other real estate owned from nonaccrual loans in the first quarter of 2009.

Net credit losses were $71.7 million for the year 2009 compared to $12.7 million in the year 2008. Nearly half of the net credit losses were from real estate-construction loans and over 80% of these were located outside of Pennsylvania. $19.9 million, or 54%, of the out-of-state credits were in Florida and the other $16.8 million, or 46%, of the out-of-state charge-offs were in Maryland, Utah, Ohio, Oregon and Texas. Additionally, 28% of the net credit losses were primarily related to two commercial, financial and agricultural loans in Pennsylvania. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Credit Risk” on page 44.

Allowance for Credit Losses

Following is a summary of the allocation of the allowance for credit losses at December 31:

Allocation of the Allowance for Credit Losses

(dollars in thousands)

	2009	2008	2007	2006	2005
Commercial, industrial, financial, agricultural and other	$31,471	$18,072	$16,860	$17,030	$12,443
Real estate-construction	17,224	10,165	1,217	1,019	1,692
Real estate-commercial	16,378	8,648	11,961	13,529	13,371
Real estate-residential	7,061	7,560	5,146	4,064	3,700
Loans to individuals	5,356	4,338	2,882	3,063	3,984
Lease financing receivables	-0-	-0-	2	14	61
Unallocated	4,149	3,976	4,328	3,929	4,241

Total	$81,639	$52,759	$42,396	$42,648	$39,492

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.76%	1.19%	1.15%	1.13%	1.09%

The allowance for credit losses increased $28.9 million from $52.8 million at December 31, 2008 to $81.6 million at December 31, 2009. The allowance for credit losses as a percentage of end-of-period loans outstanding increased from 1.19% at December 31, 2008 to 1.76% at December 31, 2009. The change in the allowance for credit losses in 2009 was the result of an increase in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. A significant portion of the increase can be attributed to a $46.3 million C&I loan in Pennsylvania and a $39.0 million land loan in Florida.

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

Management reviews the local and national economic information and industry data, including the trends in the industries we believe are indicative of higher risk to our portfolio, and an allocation is made to the allowance for credit losses based on this review, which is reflected in the “unallocated” line of the above table.

Investment Portfolio

Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 21 “Fair Values of Assets and Liabilities,” $53.7 million of available for sale securities are classified as Level 3 assets because of inactivity in the market and therefore would not be considered a source of liquidity. As of December 31, 2009, securities available for sale had an amortized cost and fair value of $1.1 billion. Gross unrealized gains were $35.6 million and gross unrealized losses were $45.2 million.

The following is a schedule of the contractual maturity distribution of securities held to maturity and securities available for sale at December 31, 2009:

Maturity Distribution of Securities Held to Maturity

At Amortized Cost

(dollar amounts in thousands)

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Total Amortized Cost	Weighted Average Yield*
Within 1 year	$-0-	$485	$485	7.63%
After 1 but within 5 years	55	11,014	11,069	7.51%
After 5 but within 10 years	63	2,742	2,805	7.38%
After 10 years	-0-	22,399	22,399	6.48%

Total	$118	$36,640	$36,758	6.87%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Investment Portfolio (Continued)

Maturity Distribution of Securities Available for Sale

At Amortized Cost

(dollar amounts in thousands)

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield*
Within 1 year	$3,490	$330	$-0-	$3,820	5.02%
After 1 but within 5 years	143,268	12,236	-0-	155,504	3.44%
After 5 but within 10 years	264,671	23,659	1,187	289,517	4.87%
After 10 years	457,626	134,053	90,732	682,411	5.17%

Total	$869,055	$170,278	$91,919	$1,131,252	4.85%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.
*	Yields are calculated on a tax equivalent basis.

The decrease in average securities of $220.2 million in 2009 helped to fund loan growth and pay down short-term borrowings. During 2009, the components of the investment portfolio with the largest decreases included $153.3 million of mortgage backed securities and $59.7 million in obligations of state and political subdivision. Pooled trust preferred collateralized debt obligations decreased $27.8 million as a result of credit related other-than-temporary impairment.

Our investment portfolio includes $69.4 million in pooled trust preferred collateralized debt obligations. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.

See Note 7 “Securities Available for Sale,” Note 8 “Securities Held to Maturity,” Note 9 “Other Investments,” Note 10 “Impairment of Investment Securities,” and Note 21 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits

Total deposits increased $255.4 million, or 6%, in 2009, as non-interest bearing deposits increased $74.4 million, or 13%, and savings deposits increased $412.7 million, or 22%. These increases were partially offset by a decline in time deposits of $231.7 million, or 13% due to customer preferences in the current low interest rate environment for higher liquidity and reduced maturity terms. Time deposits in denominations of $100,000 or more decreased $191.0 million in 2009 and represented 9% of total deposits at December 31, 2009. These deposits as of December 31, 2008 totaled $583.2 million and represented 14% of total deposits.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Deposits (Continued)

Time deposits of $100,000 or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31, 2009:

Maturity Distribution of Large Certificates of Deposit

(dollars in thousands)

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Remaining Maturity:
3 months or less	$108,368	28%	$174,150	30%	$329,977	40%
Over 3 months through 6 months	74,746	19	123,589	21	189,572	23
Over 6 months through 12 months	65,760	17	156,553	27	182,239	22
Over 12 months	143,326	36	128,944	22	125,176	15

Total	$392,200	100%	$583,236	100%	$826,964	100%

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased $180.8 million, or 16%, from $1.1 billion as of December 31, 2008 to $958.9 million at December 31, 2009. Long-term debt decreased $14.8 million, or 5%, from $289.2 million at December 31, 2008 to $274.4 million at December 31, 2009. The decrease in short-term borrowings was funded primarily by increased deposits and a strategy to reduce investment portfolio leverage. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 18 “Short-term Borrowings,” Note 19 “Subordinated Debentures” and Note 20 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below sets forth our contractual obligations to make future payments as of December 31, 2009. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

(dollars in thousands)	Footnote Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
FHLB advances	20	$117,142	$25,041	$12,823	$6,893	$161,899
Subordinated debentures	19	-0-	-0-	-0-	105,750	105,750
ESOP loan	20	2,000	3,600	-0-	-0-	5,600
Operating leases	15	3,730	6,460	5,350	18,839	34,379

Total contractual obligations		$122,872	$35,101	$18,173	$131,482	$307,628

The table above excludes unamortized premiums and discounts on FHLB advances because these premiums and discounts do not represent future cash obligations. The table also excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 17 “Interest-Bearing Deposits” of the Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

The following sets forth our off-balance sheet commitments to extend credit, standby letters of credit and commercial letters of credit as of December 31, 2009:

(dollars in thousands)	Footnote Reference	Amount
Commitments to extend credit	14	$1,598,599
Standby letters of credit	14	159,824
Commercial letters of credit	14	1,275

Total lending-related commitments		$1,759,698

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2009, a reserve for probable losses of $266 thousand was recorded for unused commitments and letters of credit.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity and redemption of investment securities totaled $428.5 million during 2009 and were used either for liquidity or to invest in securities of similar quality as our current investment portfolio. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the FRB of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the FRB by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At December 31, 2009 our borrowing capacity at the FRB related to this program was $623.7 million. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets. In the fourth quarter of 2008, we issued 11.5 million shares of our common stock through a public stock offering, which resulted in gross proceeds of $115.0 million and increased our capital by $108.8 million after deducting underwriting discounts, commissions and offering expenses.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established an Asset and Liability Management Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $255.4 million, or 6%, during 2009, and comprised 78% of total liabilities at December 31, 2009, as compared to 74% at December 31, 2008.

Refer to “Financial Condition” above for additional information concerning our deposits, loan portfolio, investment securities and borrowings.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our market risk is composed primarily of interest rate risk. Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem or withdraw their deposits early when rates rise.

The process by which we manage our interest rate risk is called asset/liability management. The goals of our asset/liability management are increasing net interest income without taking undue interest rate risk or material loss of net market value of our equity, while maintaining adequate liquidity. Net interest income is increased by growing earning assets and the increasing difference between the rate earned on earning assets and the rate paid on interest bearing liabilities. Liquidity is measured by the ability to meet both depositors’ and credit customers’ requirements.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.72 and 0.74 at December 31, 2009 and 2008, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Risk (Continued)

Following is the gap analysis as of December 31, 2009 and 2008:

	2009
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,298,032	$166,057	$326,804	$2,790,893	$1,639,953	$205,655
Investments	140,836	106,357	135,379	382,572	552,411	286,840
Other interest-earning assets	327	-0-	-0-	327	-0-	-0-

Total interest-sensitive assets (ISA)	2,439,195	272,414	462,183	3,173,792	2,192,364	492,495

Certificates of deposit	266,221	252,528	473,039	991,788	605,442	13,676
Other deposits	2,283,648	-0-	-0-	2,283,648	-0-	-0-
Borrowings	1,085,158	13,460	55,223	1,153,841	37,864	40,476

Total interest-sensitive liabilities (ISL)	3,635,027	265,988	528,262	4,429,277	643,306	54,152

Gap	$(1,195,832)	$6,426	$(66,079)	$(1,255,485)	$1,549,058	$438,343

ISA/ISL	0.67	1.02	0.87	0.72	3.41	9.09
Gap/Total assets	18.55%	0.10%	1.03%	19.48%	24.03%	6.80%

	2008
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,059,435	$202,071	$351,213	$2,612,719	$1,607,006	$198,652
Investments	227,511	186,099	231,478	645,088	358,419	450,422
Other interest-earning assets	289	-0-	-0-	289	-0-	-0-

Total interest-sensitive assets (ISA)	2,287,235	388,170	582,691	3,258,096	1,965,425	649,074

Certificates of deposit	379,513	336,641	576,788	1,292,942	535,510	14,103
Other deposits	1,870,943	-0-	-0-	1,870,943	-0-	-0-
Borrowings	1,179,358	43,043	10,178	1,232,579	146,830	46,314

Total interest-sensitive liabilities (ISL)	3,429,814	379,684	586,966	4,396,464	682,340	60,417

Gap	$(1,142,579)	$8,486	$(4,275)	$(1,138,368)	$1,283,085	$588,657

ISA/ISL	0.67	1.02	0.99	0.74	2.88	10.74
Gap/Total assets	17.78%	0.13%	0.07%	17.72%	19.97%	9.16%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Risk (Continued)

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet, based on December 31, 2009 information (dollars in thousands).

The analysis and model becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment with short-term federal funds trading in the 25 to 50 basis point range. Results of the 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 2% and therefore cannot decline 200 basis points, yet our interest-sensitive assets are able to decline the full 200 basis points. As indicated in the table, “Average Balance Sheet and Net Interest Analysis” on page 27, the cost of our interest-bearing liabilities in 2009 averaged 1.68% and yield on our average interest-earning assets averaged 5.18%.

	- 200	- 100	+ 100	+ 200
Net interest income change (12 months):	(4,413)	646	(4,076)	(3,489)

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

First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual impaired loans with a balance greater than $100 thousand, loss experience trends, delinquency and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

Nonperforming loans include nonaccrual loans and troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources.

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

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for loan losses are recognized where appropriate.

The allowance for credit losses was $81.6 million at December 31, 2009, which represents a ratio of 1.76% of loans outstanding compared to 1.19% reported at December 31, 2008. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The specific allocation in the allowance for credit losses related to nonperforming loans provides for 22% of the total nonperforming loan balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2009.

The following table provides information on net charge-offs and nonaccrual loans by loan type as of December 31, 2009 (dollars in thousands):

	For Year Ended December 31, 2009			As of December 31, 2009
	Net Charge-offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans	Nonaccrual Loans	% of Total Nonaccrual	Nonaccrual Loans as a % of Total Loans
Commercial, financial, agricultural and other	$20,088	28%	0.44%	$52,055	35%	1.12%
Real estate-construction	36,892	52	0.81	66,538	45	1.44
Real estate-residential	4,523	6	0.10	2,262	2	0.05
Real estate-commercial	6,388	9	0.14	27,067	18	0.59
Loans to individuals	3,798	5	0.08	15	-0-	0.00

Total loans, net of unearned income	$71,689	100	1.57	$147,937	100	3.20

As the above table illustrates, two categories of loans, real estate-construction and commercial, financial, agricultural and other, were a significant portion of the net charge-offs and nonaccrual loans as of and for the year ended December 31, 2009. Real estate-construction loans, which represent only 8% of total loans were 52% of net charge-offs and 45% of total nonaccrual loans. Commercial, financial, agricultural and other loans were 26% of total loans, 28% of net charge-offs and 35% of total nonaccrual loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk (Continued)

In the real estate-construction loan category, loans generated outside of Pennsylvania represented a greater percentage of the net charge-offs and nonaccrual loans than those generated within Pennsylvania, our core market area. The following table for real estate-construction, real estate-commercial, and commercial, financial, agricultural and other loans shows the percentage of such loans that were generated in and out of Pennsylvania; the percentage of net charge-offs for the year ended December 31, 2009; and the percentage of nonaccrual loans as of December 31, 2009 attributable to loans generated in and out of Pennsylvania.

	% of Loans In Category	% of Net Charge-offs In Category	% of Nonaccrual Loans In Category
Commercial, financial, agricultural and other
Loans generated in Pennsylvania	81%	66%	96%
Loans generated out of Pennsylvania	19%	34%	4%
Real estate—construction
Loans generated in Pennsylvania	62%	19%	6%
Loans generated out of Pennsylvania	38%	81%	94%
Real estate—commercial
Loans generated in Pennsylvania	90%	100%	100%
Loans generated out of Pennsylvania	10%	0%	0%

During 2009, we implemented controls and policies to restrict the size of future loan exposures; defined our lending market so that we are more focused on our loan originations within our core Pennsylvania markets; and began to focus on a strategy that would avoid concentrations in credit and provide for a balanced consumer and commercial portfolio. We are confident that these will mitigate some of the risk in our loan portfolio.

Results of Operations—2008 Compared to 2007

Net income was $43.1 million or $0.58 per diluted share compared to $46.3 million or $0.63 per diluted share in 2007. The return on average equity and average assets was 7.45% and 0.70%, respectively, compared to 8.08% and 0.80% in 2007.

During 2008, First Commonwealth raised $115.0 million of common equity through a public stock offering and elected not to participate in the Capital Purchase Program which is part of the federal government’s Troubled Asset Relief Program. Compared to 2007, total loans increased $720.6 million, or 20%, net interest income increased $27.2 million, or 17%, and net interest margin increased 23 basis points. Impairment charges of $9.2 million, after tax, were recorded in 2008 relating to bank equity securities, trust preferred collateralized debt obligations and low income housing partnerships. In both 2008 and 2007, we opened three new community banking offices.

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

Net interest income for 2008 was $27.2 million, or 17% higher than 2007, primarily due to the $30.7 million decline in interest expense, resulting from an 86 basis point decrease in the cost of interest-bearing liabilities. Interest income decreased $3.5 million as the yield on interest-earning assets declined 52 basis points which was partially offset by the contribution from the $368.9 million increase in average interest-earning assets.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Net interest margin, on a tax equivalent basis, for the year 2008 increased 23 basis points to 3.57% from 3.34% in 2007, as the cost of interest-bearing liabilities exceeded the decreases in yields on interest-earning assets.

Interest and fees on loans decreased $2.4 million primarily due to a 78 basis point decline in the yield on loans from 7.09% to 6.31% which was partially offset by the $397.5 million, or 11%, growth in average loans. Interest income on investment securities remained stable from 2007 as the $25.3 million decline in the average investment securities offset the slight increase in investment yields. Interest on deposits decreased $31.3 million due to declines in both rates paid and balances. The cost of interest-bearing deposits decreased 76 basis points, as a result of the lower interest rate environment and deposit mix changes. Average interest-bearing deposits decreased $72.5 million, or 2%, as time deposits declined $139.3 million and interest-bearing demand deposits and savings deposits increased $66.8 million.

Interest expense on short-term borrowings increased $3.4 million, or 30%, primarily as a result of the $490.7 million growth in average balances, offset by a 217 basis point decline in rates paid for these borrowings. Interest expense on long-term debt declined $2.8 million as the $76.4 million decrease in average balances offset the 13 basis point increase in rate.

The provision for credit losses increased $13.1 million in 2008 compared to 2007, and exceeded net charge-offs by $10.4 million. The increase was primarily a result of an $8.8 million provision added in 2008 for four out-of-market commercial real estate construction loans. Loan growth of $720.6 million also contributed to the increase in the provision. The allowance for credit losses was $52.8 million at year-end 2008, which represents a ratio of 1.29% of average loans compared to $42.4 million and 1.15% at December 31, 2007.

Net credit losses for 2008 increased $2.4 million. Net credit losses as a percentage of average loans outstanding increased to 0.31% at December 31, 2008 compared to 0.28% at December 31, 2007.

Total non-interest income of $42.8 million for 2008 decreased $6.0 million, or 12%, compared to 2007, primarily as a result of net securities losses. Offsetting the losses were increases in service charges on deposit accounts, insurance and retail brokerage commissions, card related interchange income, letter of credit fees and fees from interest rate derivatives.

Service charges on deposit accounts increased $577 thousand primarily due to revenue generated from overdraft fees and the opening of three new branch offices. Insurance and retail brokerage commissions, including retail advisor fees, increased $1.7 million, or 49%, as a result of higher sales driven by additional producers and an enhanced calling program. Income from BOLI decreased $578 thousand, or 10%, in 2008 compared to 2007 due to reduced crediting rates of our insurance carriers. Card related interchange income increased $1.0 million primarily due to higher usage of debit cards and larger dollar transactions.

Increased loan volumes resulted in higher letter of credit fees as well as increased fees from interest rate derivatives of which $1.2 million was related to interest rate swaps and $1.0 million related to risk participation agreements.

Net securities losses for 2008 were primarily due to other-than-temporary impairment charges of $9.0 million recorded on a trust preferred collateralized debt obligation security and $4.0 million on equity securities issued by seven Pennsylvania based financial institutions. The 2008 impairment write-downs were partially offset by gains of $871 thousand on the sale of equity securities and $441 thousand on the mandatory redemption of Class B Common Stock in VISA Inc. The 2007 net securities gains were primarily due to trust preferred investment securities being called at a premium.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2008 Compared to 2007 (Continued)

Total non-interest expense was $158.6 million for 2008 reflecting an increase of $10.6 million, or 7%, over 2007 primarily due to higher salaries and employee benefits, net occupancy expense, and low income housing partnership impairment.

Salaries and employee benefits increased $7.4 million, or 10%, primarily as a result of higher incentive compensation expense of $2.7 million related to the strong loan and deposit growth in 2008, $1.1 million due to greater insurance and retail brokerage sales, as well as annual merit increases and additional personnel expenses related to our new branch offices.

Net occupancy expense increased $1.3 million, or 10%, due to higher rental expense, utilities, and building repairs and maintenance. Data processing expense increased $475 thousand, or 13%, primarily due to higher debit card related processing fees as a result of increased usage and an increased card base. Advertising expense decreased $564 thousand, or 20%, primarily due to additional expenses in 2007 associated with branding efforts. Pennsylvania shares tax expense decreased $460 thousand, or 8%, due to a change in the tax calculation which allows the deduction of goodwill from the equity calculation.

Other professional fees and services increased $632 thousand due to additional expenses incurred for evaluating pooled trust preferred collateralized debt obligations for fair value and impairment, professional development and sales training. Other operating expenses increased $843 thousand primarily due to costs associated with higher loan originations, and higher collection and repossession expense.

An impairment charge of $1.2 million was recorded in 2008 on low income housing partnerships because our estimated future benefits could not support our carrying value.

Income tax expense increased $679 thousand in 2008 primarily due to decreases in tax free income and tax credits, which resulted in an increase in our effective tax rate to 13% in 2008 compared to 11% in 2007.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information appearing in Item 7 of this report under the caption “Market Risk” is incorporated herein by reference in response to this item.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

First Commonwealth is responsible for the preparation, the integrity, and the fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes to the financial statements have been prepared in conformity with generally accepted accounting principles and include some amounts based upon management’s best estimates and judgments.

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

Based on First Commonwealth’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by KPMG, an independent registered public accounting firm, as stated in their attestation report on management’s assessment which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

March 1, 2010

/s/ JOHN J. DOLAN	/s/ ROBERT E. ROUT
John J. Dolan	Robert E. Rout
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited First Commonwealth Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 1, 2010

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2009 First Commonwealth Financial Corporation changed their method of accounting for other-than-temporary impairments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 1, 2010

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	(dollars in thousands, except share data)
ASSETS
Cash and due from banks	$89,232	$88,277
Interest-bearing bank deposits	327	289
Securities available for sale, at fair value	1,133,856	1,349,920
Securities held to maturity, at amortized cost, (Fair value $37,586 in 2009 and $50,558 in 2008)	36,758	50,840
Other investments	51,431	51,431
Loans:
Portfolio loans	4,636,501	4,418,377
Allowance for credit losses	(81,639)	(52,759)

Net loans	4,554,862	4,365,618

Premises and equipment, net	70,742	72,636
Other real estate owned	24,287	3,262
Goodwill	159,956	159,956
Amortizing intangibles, net	7,407	10,233
Other assets	317,435	273,418

Total assets	$6,446,293	$6,425,880

LIABILITIES
Deposits (all domestic):
Noninterest-bearing	$641,231	$566,845
Interest-bearing	3,894,554	3,713,498

Total deposits	4,535,785	4,280,343
Short-term borrowings	958,932	1,139,737
Other liabilities	38,318	63,778
Subordinated debentures	105,750	105,750
Other long-term debt	168,697	183,493

Total long-term debt	274,447	289,243

Total liabilities	5,807,482	5,773,101
SHAREHOLDERS’ EQUITY
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 200,000,000 shares authorized; 86,600,431 shares issued and 85,151,875 shares outstanding at December 31, 2009; 200,000,000 shares authorized, 86,600,431 shares issued and 85,050,744 shares outstanding at December 31, 2008	86,600	86,600
Additional paid-in capital	301,523	303,008
Retained earnings	278,887	309,947
Accumulated other comprehensive loss, net	(6,045)	(21,269)
Treasury stock (1,448,556 and 1,549,687 shares at December 31, 2009 and 2008, respectively, at cost)	(16,554)	(17,907)
Unearned ESOP shares	(5,600)	(7,600)

Total shareholders’ equity	638,811	652,779

Total liabilities and shareholders’ equity	$6,446,293	$6,425,880

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$232,030	$251,546	$253,951
Interest and dividends on investments:
Taxable interest	50,591	60,556	60,260
Interest exempt from Federal income taxes	10,445	13,143	13,732
Dividends	208	2,339	2,958
Interest on Federal funds sold	-0-	2	157
Interest on bank deposits	7	10	37

Total interest income	293,281	327,596	331,095

Interest Expense
Interest on deposits	69,802	101,517	132,770
Interest on short-term borrowings	4,216	14,828	11,442
Interest on subordinated debentures	6,170	7,567	8,526
Interest on other long-term debt	6,583	15,086	16,975

Total interest on long-term debt	12,753	22,653	25,501

Total interest expense	86,771	138,998	169,713

Net Interest Income	206,510	188,598	161,382
Provision for credit losses	100,569	23,095	10,042

Net Interest Income after Provision for Credit Losses	105,941	165,503	151,340

Non-Interest Income
Impairment losses on securities	(72,574)	(13,011)	-0-
Noncredit related losses on securities not expected to be sold (recognized in other comprehensive income)	36,389	-0-	-0-

Net impairment losses	(36,185)	(13,011)	-0-
Net securities gains	273	1,517	1,174
Trust income	4,805	5,639	5,881
Service charges on deposit accounts	17,440	18,558	17,981
Insurance and retail brokerage commissions	7,259	5,297	3,560
Income from bank owned life insurance	4,442	5,523	6,101
Card related interchange income	8,559	7,609	6,564
Other income	12,732	11,699	7,609

Total non-interest income	19,325	42,831	48,870
Non-Interest Expense
Salaries and employee benefits	86,059	83,507	76,132
Net occupancy expense	14,053	15,055	13,710
Furniture and equipment expense	12,085	11,976	12,000
Data processing expense	4,687	4,283	3,808
Pennsylvania shares tax expense	5,314	5,309	5,769
Intangible amortization	2,826	3,208	3,428
Collection and repossession expenses	5,010	2,546	2,224
FDIC insurance	10,471	608	506
Other operating expenses	30,646	32,123	30,430

Total non-interest expense	171,151	158,615	148,007

(Loss) Income before income taxes	(45,885)	49,719	52,203
Income tax (benefit) provision	(25,821)	6,632	5,953

Net (Loss) Income	$(20,064)	$43,087	$46,250

Average Shares Outstanding	84,589,780	74,477,795	72,816,208
Average Shares Outstanding Assuming Dilution	84,589,780	74,583,236	72,973,259
Per Share Data:
Basic (Loss) Earnings Per Share	$(0.24)	$0.58	$0.64
Diluted (Loss) Earnings Per Share	$(0.24)	$0.58	$0.63
Cash Dividends Declared per Common Share	$0.18	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption of FASB ASC Topic 320-10-65 ($6,497, net of $2,274 tax)	-0-	-0-	4,223	(4,223)	-0-	-0-	-0-

Balance at January 1, 2009	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net loss	-0-	-0-	(20,064)	-0-	-0-	-0-	(20,064)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	19,848	-0-	-0-	19,848
Noncredit related losses on securities not expected to be sold	-0-	-0-	-0-	(23,653)	-0-	-0-	(23,653)
Less: reclassification adjustment for losses on securities included in net loss	-0-	-0-	-0-	23,378	-0-	-0-	23,378
Unrealized gains for postretirement obligations:
Transition obligation	-0-	-0-	-0-	1	-0-	-0-	1
Net loss	-0-	-0-	-0-	(127)	-0-	-0-	(127)

Total other comprehensive income							19,447

Total comprehensive income							(617)
Cash dividends declared	-0-	-0-	(15,219)	-0-	-0-	-0-	(15,219)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	2,000	2,000
ESOP market value adjustment ($848, net of $297 tax benefit)	-0-	(551)	-0-	-0-	-0-	-0-	(551)
Discount on dividend reinvestment plan purchases	-0-	(369)	-0-	-0-	-0-	-0-	(369)
Tax benefit of stock options exercised	-0-	149	-0-	-0-	-0-	-0-	149
Treasury stock acquired	-0-	-0-	-0-	-0-	(18)	-0-	(18)
Treasury stock reissued	-0-	(707)	-0-	-0-	1,191	-0-	484
Restricted stock	-0-	(7)	-0-	-0-	180	-0-	173

Balance at December 31, 2009	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued) (dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of FASB ASC Topic 715-60 ($1,500, net of $500 tax)	-0-	-0-	(984)	-0-	-0-	-0-	(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income	-0-	-0-	43,087	-0-	-0-	-0-	43,087
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period	-0-	-0-	-0-	(29,041)	-0-	-0-	(29,041)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	7,521	-0-	-0-	7,521
Unrealized gains for postretirement obligations:
Transition obligation	-0-	-0-	-0-	1	-0-	-0-	1
Net gain	-0-	-0-	-0-	397	-0-	-0-	397

Total other comprehensive loss							(21,122)

Total comprehensive income							21,965
Cash dividends declared	-0-	-0-	(51,402)	-0-	-0-	-0-	(51,402)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	2,000	2,000
ESOP market value adjustment ($338, net of $118 tax benefit)	-0-	(220)	-0-	-0-	-0-	-0-	(220)
Discount on dividend reinvestment plan purchases	-0-	(916)	-0-	-0-	-0-	-0-	(916)
Tax benefit of stock options exercised	-0-	184	-0-	-0-	-0-	-0-	184
Treasury stock reissued	-0-	(279)	-0-	-0-	4,639	-0-	4,360
Restricted stock	-0-	20	-0-	-0-	154	-0-	174
Capital Issuance	11,500	97,330	-0-	-0-	-0-	-0-	108,830

Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2006	$75,100	$208,313	$322,415	$(7,914)	$(14,953)	$(11,600)	$571,361
Comprehensive income
Net income	-0-	-0-	46,250	-0-	-0-	-0-	46,250
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	8,073	-0-	-0-	8,073
Less: reclassification adjustment for gains on securities included in net income	-0-	-0-	-0-	(751)	-0-	-0-	(751)
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	80	-0-	-0-	80
Unrealized gains for postretirement obligations: Transition obligation	-0-	-0-	-0-	1	-0-	-0-	1
Net gain	-0-	-0-	-0-	364	-0-	-0-	364

Total other comprehensive income							7,767

Total comprehensive income							54,017
Cash dividends declared	-0-	-0-	(49,419)	-0-	-0-	-0-	(49,419)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	2,000	2,000
ESOP market value adjustment ($308, net of $108 tax benefit)		(200)					(200)
Discount on dividend reinvestment plan purchases	-0-	(920)	-0-	-0-	-0-	-0-	(920)
Tax benefit of stock options exercised	-0-	86	-0-	-0-	-0-	-0-	86
Treasury stock acquired	-0-	-0-	-0-	-0-	(9,971)	-0-	(9,971)
Treasury stock reissued	-0-	(377)	-0-	-0-	2,194	-0-	1,817
Restricted stock	-0-	(13)	-0-	-0-	30	-0-	17

Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Operating Activities
Net (loss) income	$(20,064)	$43,087	$46,250
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	100,569	23,095	10,042
Deferred tax benefit	(29,108)	(7,436)	(2,474)
Depreciation and amortization	9,806	10,398	9,363
Net losses (gains) on securities and other assets	35,421	10,901	(1,992)
Gain on extinguishment of debt	-0-	-0-	(100)
Net amortization of premiums and discounts on securities	(232)	38	577
Net amortization of premiums and discounts on long-term debt	(2,059)	(3,956)	(4,746)
Income from increase in cash surrender value of bank owned life insurance	(4,442)	(5,523)	(6,101)
Changes, net of acquisition:
Decrease in interest receivable	3,812	2,589	3,701
Decrease in interest payable	(2,568)	(7,264)	(64)
(Decrease) increase in income taxes payable	(2,534)	532	253
Increase in prepaid FDIC insurance	(25,918)	(66)	(122)
Other-net	(5,449)	2,387	7,366

Net cash provided by operating activities	57,234	68,782	61,953

Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	14,423	21,067	7,355
Transactions with securities available for sale:
Proceeds from sales	7,589	20,064	2,084
Proceeds from maturities and redemptions	414,032	404,883	424,021
Purchases	(211,467)	(313,592)	(336,329)
Proceeds from sales of other assets	9,070	8,186	6,838
Net (increase) decrease in interest-bearing deposits with banks	(38)	1,430	(734)
Net (increase) decrease in loans	(317,932)	(740,596)	70,892
Purchases of premises and equipment	(6,655)	(12,094)	(9,810)

Net cash (used in) provided by investing activities	(90,978)	(610,652)	164,317

Financing Activities
Repayments of other long-term debt	(13,139)	(289,300)	(59,727)
Proceeds from issuance of other long-term debt	2,403	36,310	23,500
Repayments of subordinated debentures	-0-	-0-	(2,400)
Proceeds from capital issuance	-0-	108,830	-0-
Discount on dividend reinvestment plan purchases	(369)	(916)	(920)
Dividends paid	(29,677)	(49,375)	(49,554)
Net (decrease) increase in Federal funds purchased	(63,600)	109,800	(30,400)
Net (decrease) increase in other short-term borrowings	(117,205)	675,979	(115,413)
Net increase (decrease) in deposits	255,671	(66,516)	22,369
Proceeds from sale of treasury stock	484	4,360	1,817
Purchase of treasury stock	(18)	-0-	(9,971)
Stock option tax benefit	149	184	86

Net cash provided by (used in) financing activities	34,699	529,356	(220,613)

Net increase (decrease) in cash and cash equivalents	955	(12,514)	5,657
Cash and cash equivalents at January 1	88,277	100,791	95,134

Cash and cash equivalents at December 31	$89,232	$88,277	$100,791

The accompanying notes are an integral part of these consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 1—Statement of Accounting Policies

General

The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the financial statements and related financial data of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) contained in this report.

The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Although our current estimates incorporate current conditions and how we expect them to change in the future, it is reasonably possible that in the near term, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for credit losses, goodwill and intangible assets, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments on investment securities and goodwill and intangible assets and the establishment of additional allowances for credit losses.

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

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of First Commonwealth previously defined above. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements for 2008 and 2007 to conform to the classifications presented for 2009.

First Commonwealth determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of FASB ASC Topic 810, “Consolidation.” Under FASB ASC Topic 810, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is determined to be the primary beneficiary which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both. Refer to Note 13 “Variable Interest Entities” for additional information related to FASB ASC Topic 810.

The investment in non-consolidated VIE’s and investment in corporations with voting interest of 20% to 50% are accounted for using the equity method of accounting.

First Commonwealth has evaluated subsequent events through March 1, 2010, the date these financial statements were issued.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

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

First Commonwealth conducts a comprehensive review of the investment portfolio on a quarterly basis to determine whether an other-than-temporary impairment has occurred. Issuer-specific securities whose market values have fallen below their book values are initially selected for more in-depth analysis based on the percentage decline in value and duration of the decline. Further analysis could include a review of research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes, and any other relevant information pertaining to the affected security. Pooled trust preferred collateralized debt obligations are measured by evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations of collateral. Other factors in the pooled trust preferred collateralized debt obligations valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage tests and events of default/liquidation. Based on this review, a determination is made on a case by case basis as to a potential impairment. Declines in the market value of individual securities below their cost that are deemed other-than-temporary will result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

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

Years Ended December 31, 2009, 2008 and 2007

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

Years Ended December 31, 2009, 2008 and 2007

Note 1—Statement of Accounting Policies (Continued)

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

The following describes the major loan classifications used in the allowance for credit losses calculation. Other Assets Especially Mentioned (“OAEM”) loans have potential weaknesses that deserve management’s close attention. The potential weaknesses may result in deterioration of the repayment prospects or weaken the Bank’s credit position at some future date. The credit risk may be relatively minor, yet constitute an undesirable risk in light of the circumstances surrounding the specific credit. No loss of principal or interest is expected. Loans classified as OAEM constitute an undue and unwarranted credit risk, but not to the point of being classified as a substandard risk. Substandard loans are those with a well-defined weakness or a weakness that jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of deterioration of the borrower’s financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect First Commonwealth may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the probability of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful, in whole or in part, are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for credit losses. There were no loans classified as loss as of December 31, 2009.

First Commonwealth consistently applies the following comprehensive methodology and procedure for determining the allowance at the subsidiary bank level.

Classified loans on the watch list, which include substandard, doubtful, and impaired, are analyzed to determine the level of probable loss in the credits under current circumstances. The probable loss that is established for these classified loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Watch list loans are managed and monitored by assigned account officers within the special assets area of First Commonwealth in conjunction with supervision by senior management.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 1—Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

All impaired credits in excess of $100 thousand are individually reviewed quarterly. A specific reserve is established for impaired loans that is equal to the total amount of probable unconfirmed losses for the impaired loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the impaired loan balances that are not reviewed.

A reserve is established for watch list loans that are classified as substandard (and still accruing interest). The reserve on OAEM loans is calculated as the historical average amount of probable unconfirmed losses for the loans similar to those that are reviewed.

The allowance based on historical trends uses charge off experience to estimate probable unconfirmed losses based on charge off history for the greater of the eight most recent quarters or the twenty most recent quarters. The loss emergence periods, which is the average time period from when a loan becomes delinquent until it is charged off, are calculated for each loan type and applied to the historical loss percentages. Adjusted historical loss experience percentages are applied to non-classified loans from the watch list, as well as all other loans not on the watch list, to obtain the portion of the allowance for credit losses which is based on historical trends. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.

Each loan category’s most recent four quarter average delinquency percentage is compared to its twenty quarter average. An allocation is made if the four quarter delinquency percentage is higher than its twenty quarter average.

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

Bank Owned Life Insurance

First Commonwealth purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Operations. The cash surrender value of bank owned life insurance is reflected in “Other Assets” on the Consolidated Statements of Financial Condition in the amount of $156.9 million and $153.3 million at December 31, 2009 and 2008, respectively. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $2.9 million and $2.8 million as of December 31, 2009 and 2008, respectively, and is reflected in “Other Liabilities” on the Consolidated Statements of Financial Condition.

The accounting treatment for these policies, which was issued under FASB ASC Topic 715, “Compensation–Retirement Benefits” was effective for fiscal years beginning after December 15, 2007. As permitted by FASB ASC Topic 715, First Commonwealth recognized this change in accounting principle as of January 1, 2008, through a cumulative-effect charge to retained earnings totaling $984 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

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

Business Combinations

First Commonwealth accounts for business combinations using the purchase method in accordance with FASB ASC Topic 805, “Business Combinations.” Under the purchase method, net assets of the business acquired are recorded at their fair value as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets that are acquired are recorded as goodwill (see “Goodwill” section below). Results of the acquired business are included in First Commonwealth’s income statement from the date of acquisition.

In December 2007, the FASB issued new authoritative accounting guidance under FASB ASC Topic 805, which applies prospectively to any business combination entered into with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. See Note 2 “New Accounting Pronouncements” for additional information.

Goodwill

Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. First Commonwealth reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. This review evaluates potential impairment by determining if our fair value has fallen below carrying value.

Other Intangible Assets

Other intangible assets consist of core deposits and covenants not to compete obtained through acquisitions and are amortized over their estimated lives using the present value of the benefit of the core deposits and straight-line methods of amortization. Core deposit intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

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

Income Taxes

First Commonwealth records taxes in accordance with the asset and liability method of FASB ASC Topic 740, “Income Taxes,” whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. In accordance with FASB ASC Topic 740, interest or penalties incurred for taxes will be recorded as a component of non-interest expense.

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

Employee Stock Ownership Plan

Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 25 “Unearned ESOP Shares” follows FASB ASC Topic 718, “Compensation—Stock Compensation” for ESOP shares acquired after December 31, 1992 (“new shares”).

ESOP shares purchased subject to debt guaranteed by First Commonwealth are recorded as a reduction of common shareholders’ equity by charging unearned ESOP shares. As shares are committed to be released to the ESOP Trust for allocation to plan participants, unearned ESOP shares is credited for the average cost of the shares to the ESOP. Compensation cost recognized for new shares in accordance with the provisions of FASB

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 1—Statement of Accounting Policies (Continued)

Employee Stock Ownership Plan (Continued)

ASC Topic 718 is based upon the fair market value of the shares that are committed to be released. Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP.

Dividends on unallocated ESOP shares are used for debt service and are reported as a reduction of debt and accrued interest payable. Dividends on allocated ESOP shares are charged to retained earnings and allocated or paid to the plan participants. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

Derivatives and Hedging Activities

First Commonwealth accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” First Commonwealth recognizes all derivatives as either assets or liabilities on the Statements of Financial Condition and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in fair value of derivatives designated and accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in “Other Comprehensive Income,” net of deferred taxes and are subsequently reclassified to earnings when the hedged transaction affects earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2009, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 6 “Derivative” for a description of these instruments.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 1—Statement of Accounting Policies (Continued)

Fair Value Measurements

In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1—Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 securities include equity holdings comprised of publicly traded bank stocks.

•

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 securities include U.S. Government securities, municipal securities, FHLB stock, interest rate derivatives that include interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select municipal securities, corporate securities, trust preferred collateralized debt obligations, nonmarketable equity investments and certain impaired loans.

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon pricing models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 21 “Fair Values of Assets and Liabilities” for additional information.

Note 2—New Accounting Pronouncements

New FASB authoritative accounting guidance, Accounting Standards Update (“ASU”) No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under FASB ASC Topic 820 is effective for interim and annual periods beginning after August 2009 and did not have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 2—New Accounting Pronouncements (Continued)

In June 2009, FASB issued FASB ASC Topic 105, “Generally Accepted Accounting Principles.” FASB ASC Topic 105 established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. As the Codification did not change GAAP, the adoption of FASB ASC Topic 105 had no impact on First Commonwealth’s financial condition or results of operations.

New authoritative accounting guidance, FASB ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASU No. 2009-17 is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

New authoritative accounting guidance, FASB ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets” makes several significant amendments to FASB ASC Topic 860, “Transfers and Servicing” including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance is effective for fiscal years beginning after November 15, 2009. Management does not expect the adoption of FASB ASU No. 2009-16 to have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2009, the FASB issued new authoritative accounting guidance under FASB ASC Topic 855, “Subsequent Events.” This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FASB ASC Topic 855 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC Topic 855 did not have a material impact on First Commonwealth’s financial condition or results of operations.

In April 2009, FASB issued new authoritative accounting guidance under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, the new guidance under FASB ASC Topic 820 provides guidelines for making fair value measurements more consistent with the other principles presented in FASB ASC Topic 820 when the volume and level of activity for assets or liabilities have significantly decreased. The new guidance under FASB ASC Topic 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. We early adopted the new guidance under FASB ASC Topic 820 on March 31, 2009, and the adoption did not have a material impact on our financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 2—New Accounting Pronouncements (Continued)

In April 2009, FASB issued new authoritative accounting guidance under FASB ASC Topic 320, “Investments—Debt and Equity Securities.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, the new guidance under FASB ASC Topic 320 amended other-than-temporary impairment guidance in U.S. GAAP related to the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. We early adopted the new guidance under FASB ASC Topic 320 on March 31, 2009. In accordance with this new accounting guidance, the noncredit related portion of other-than-temporary impairment losses previously recognized in earnings during 2008 was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income (“OCI”). Of the $13.0 million in other-than-temporary impairment charges recognized in 2008, $6.5 million related to noncredit related impairment, and accordingly, has been recorded, net of tax, as a cumulative effect adjustment in the Consolidated Statements of Changes in Shareholders’ Equity as of January 1, 2009. Refer to Note 10 “Impairment of Investment Securities” for further discussion.

In April 2009, FASB issued new authoritative accounting guidance under FASB ASC Topic 825, “Financial Instruments.” Effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, the new guidance under FASB ASC Topic 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance under FASB ASC Topic 825 only relates to disclosures and therefore did not have an impact on First Commonwealth’s financial condition or results of operations. We adopted the new guidance under FASB ASC Topic 825 on June 30, 2009.

In March 2008, FASB issued new authoritative guidance under FASB ASC Topic 815, “Derivatives and Hedging.” Effective for fiscal years and interim periods beginning after November 15, 2008, the new guidance amends and expands the disclosure requirements of FASB ASC Topic 815 by requiring enhanced disclosures for how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB ASC Topic 815 and its related interpretations; and how derivative instruments and related items affect an entity’s financial position, financial performance and cash flows. The adoption of the new authoritative guidance under FASB ASC Topic 815 did not have a material impact on First Commonwealth’s financial condition or results of operations as it only relates to disclosures.

In December 2007, the FASB issued new authoritative accounting guidance under FASB ASC Topic 805, “Business Combinations,” which applies to any business combination entered into with an acquisition date that is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In accordance with the new guidance under FASB ASC Topic 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at fair value on the date of acquisition with limited exceptions. The new guidance under FASB ASC Topic 805 also changes the accounting and disclosures for certain items related to business combinations to more accurately reflect the cost of the acquisition. The adoption of the new guidance under FASB ASC Topic 805 will have an impact on accounting for any business combination after January 1, 2009.

In February 2007, the FASB issued new authoritative accounting guidance under FASB ASC Topic 825, “Financial Instruments.” Effective for fiscal years beginning after November 15, 2007, the new guidance permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 2—New Accounting Pronouncements (Continued)

unrealized gains and losses will be required to be included in earnings each reporting period for the items that fair value measurement is elected. The new guidance currently did not have an impact on First Commonwealth’s financial condition or results of operations because management elected to not measure any existing financial instruments at fair value per FASB ASC Topic 825 at this time; however, in the future we may elect to adopt the new authoritative accounting guidance under FASB ASC Topic 825 for select financial instruments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 3—Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	December 31, 2009			December 31, 2008			December 31, 2007
	(dollars in thousands)
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$30,535	$(10,687)	$19,848	$(44,679)	$15,638	$(29,041)	$12,420	$(4,347)	$8,073
Less: reclassification adjustment for losses (gains) realized in net income	35,965	(12,587)	23,378	11,571	(4,050)	7,521	(1,156)	405	(751)
Noncredit related losses on securities not expected to be sold	(36,389)	12,736	(23,653)	-0-	-0-	-0-	-0-	-0-	-0-
Reclassification adjustment for losses realized in net income as a result of terminated cash flow hedges	-0-	-0-	-0-	-0-	-0-	-0-	123	(43)	80
Unrealized gains for postretirement obligations:
Transition obligation	2	(1)	1	2	(1)	1	2	(1)	1
Net (loss) gain	(195)	68	(127)	611	(214)	397	560	(196)	364

Net unrealized gains (losses)	29,918	(10,471)	19,447	(32,495)	11,373	(21,122)	11,949	(4,182)	7,767

Other comprehensive income (loss)	$29,918	$(10,471)	$19,447	$(32,495)	$11,373	$(21,122)	$11,949	$(4,182)	$7,767

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 4—Supplemental Cash Flow Disclosures

	2009	2008	2007
	(dollars in thousands)
Cash paid during the year for:
Interest	$91,267	$142,176	$163,402
Income taxes	$5,100	$13,500	$6,800
Noncash investing and financing activities:
ESOP loan reductions	$2,000	$2,000	$2,000
Loans transferred to other real estate owned and repossessed assets	$29,503	$8,198	$5,997
Investments committed to purchase, not settled	$-0-	$-0-	$16,462
Loans sold, not settled	$4,234	$-0-	$-0-
Gross decrease (increase) in market value adjustment to securities available for sale	$30,111	$(33,108)	$11,264

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

The error has been corrected in the Consolidated Statements of Cash Flows presented on page 57 by removing the transaction from the Operating Activities section and including it in the Investing Activities section. Also, unsettled transactions related to the purchase or sale of investment securities are now presented as part of the noncash transaction disclosure table presented above.

We have not amended or restated any prior period filings as this error does not impact our reported net income, net cash flows, or shareholders’ equity. The effect of the correction of this error on Net cash (used in) provided by operating activities and Net cash (used in) provided by investing activities for prior reporting periods is reflected below.

	For Years Ended December 31,
	2008	2007
	(dollars in thousands)
Consolidated Statements of Cash Flow
Net Cash (used in) provided by operating activities:
Original	$52,320	$69,746
Revised	$68,782	$61,953
Net Cash (used in) provided by investing activities:
Original	$(594,190)	$156,524
Revised	$(610,652)	$164,317

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 4—Supplemental Cash Flow Disclosures (Continued)

The effect of this correction on the Supplemental Disclosure for prior periods is as follows:

	For Years Ended December 31,
	2008	2007
	(dollars in thousands)
Supplemental Cash Flow Disclosure
Investments purchased, not settled:
Original	$-0-	$-0-
Revised	$-0-	$16,462

Note 5—Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.). Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $2.3 million during 2009 and $1.3 million during 2008 with the Federal Reserve Bank.

Note 6—Derivatives

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

We have four risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The fee received, less the estimate of the liability for the credit exposure, was recognized in earnings at the time of the transaction.

A liability of $866 thousand was recorded for credit risk on an aggregate notional amount outstanding of $229.4 million for interest rate derivatives and $125.9 million for risk participation agreements at December 31, 2009. The fair value of our derivatives is included in a table in Note 21 “Fair Values of Assets and Liabilities” in the line items “Other Assets” and “Other Liabilities.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 6—Derivatives (Continued)

The table below presents the amount representing the change in value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Operations:

	For the Year Ended December 31,
	2009	2008
	(dollar amounts in thousands)
Non-hedging interest rate derivatives:
Decrease in other income	$661	$205

Note 7—Securities Available for Sale

Below is an analysis of the amortized cost and fair values of securities available for sale at December 31 (dollars in thousands):

	2009				2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities-Residential	$44,357	$2,995	$-0-	$47,352	$54,500	$1,714	$(7)	$56,207
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities- Residential	749,417	28,665	(289)	777,793	902,642	22,289	(652)	924,279
Mortgage Backed Securities- Commercial	281	1	(6)	276	323	-0-	(5)	318
Other Government-Sponsored Enterprises	75,000	147	(172)	74,975	75,000	1,906	-0-	76,906
Obligations of States and Political Subdivisions	170,278	3,476	(897)	172,857	215,965	2,098	(5,922)	212,141
Corporate Securities	22,545	52	(3,767)	18,830	23,970	179	(4,368)	19,781
Pooled Trust Preferred Collateralized Debt Obligations	69,374	-0-	(39,644)	29,730	97,136	371	(50,427)	47,080

Total Debt Securities	1,131,252	35,336	(44,775)	1,121,813	1,369,536	28,557	(61,381)	1,336,712
Equities	12,231	218	(406)	12,043	13,627	100	(519)	13,208

Total Securities Available for Sale	$1,143,483	$35,554	$(45,181)	$1,133,856	$1,383,163	$28,657	$(61,900)	$1,349,920

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 7—Securities Available for Sale (Continued)

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 30 years and have an anticipated average life to maturity ranging from less than one year to approximately eight years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to ensure that volatility falls within acceptable limits.

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$330	$333
Due after 1 but within 5 years	87,236	87,772
Due after 5 but within 10 years	24,846	25,975
Due after 10 years	224,785	182,312

	337,197	296,392
Mortgage Backed Securities (a)	794,055	825,421

Total Debt Securities	$1,131,252	$1,121,813

(a)	Mortgage Backed Securities include an amortized cost of $44 million and a fair value of $47 million for Obligations of U.S. Government agencies issued by Ginnie Mae. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $750 million and a fair value of $778 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 7—Securities Available for Sale (Continued)

Gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows:

	For Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Sales transactions:
Gross gains	$15	$1,343	$346
Gross losses	-0-	-0-	-0-

	15	1,343	346

Maturities and impairment:
Gross gains	205	97	811
Gross losses	-0-	-0-	-0-
Other-than-temporary impairment	(36,185)	(13,011)	-0-

	(35,980)	(12,914)	811

(Losses) gains on securities transactions, net	$(35,965)	$(11,571)	$1,157

Securities available for sale with an approximate fair value of $637 million and $672 million were pledged as of December 31, 2009 and 2008, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 8—Securities Held to Maturity

Below is an analysis of the amortized cost and fair values of debt securities held to maturity at December 31 (dollars in thousands):

	2009				2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities—Residential	$29	$3	$-0-	$32	$45	$3	$-0-	$48
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities—Residential	89	7	-0-	96	164	8	-0-	172
Obligations of States and Political Subdivisions	36,640	912	(94)	37,458	50,631	588	(881)	50,338

Total Securities Held to Maturity	$36,758	$922	$(94)	$37,586	$50,840	$599	$(881)	$50,558

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 8—Securities Held to Maturity (Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$485	$485
Due after 1 but within 5 years	11,014	11,473
Due after 5 but within 10 years	2,742	2,893
Due after 10 years	22,399	22,607

	36,640	37,458
Mortgage Backed Securities (a)	118	128

Total Debt Securities	$36,758	$37,586

(a)	Mortgage Backed Securities include an amortized cost of $29 thousand and a fair value of $32 thousand for Obligations of U.S. Government agencies issued by Ginnie Mae. An obligation of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $89 thousand and a fair value of $96 thousand.

There were no sales of securities held to maturity in 2009, 2008 or 2007.

Securities held to maturity with an amortized cost of $37 million and $51 million were pledged at December 31, 2009 and 2008, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 9—Other Investments

As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2009 and December 31, 2008, our FHLB stock totaled $51.4 million and is included in “Other investments” on the Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. Management reviewed the FHLB’s Form 10-Q for the period ended September 30, 2009 filed with the SEC on November 12, 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 9—Other Investments (Continued)

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 10—Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. In 2009, we recorded $33.7 million in other-than-temporary impairment charges on eleven trust preferred collateralized debt obligations and $2.5 million on equity securities related to five Pennsylvania based financial institutions. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities. Additionally, $36.4 million in noncredit related other-than-temporary impairment was recorded in OCI on our trust preferred collateralized debt obligations.

In accordance with the new guidance, the noncredit related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI at the beginning of 2009. In 2008, $13.0 million in other-than-temporary impairment charges were recognized, of which $6.5 million related to noncredit related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $6.5 million, or $4.2 million net of tax.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 10—Impairment of Investment Securities (Continued)

any anticipated recovery in the market. We evaluate our intent and ability to hold debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals on our investments, and whether the federal government continues to provide assistance to financial institutions. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine that it is probable an adverse change in cash flows has occurred, then other-than- temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that this review could result in First Commonwealth recording other-than-temporary impairment charges in the future. See Note 21 “Fair Values of Assets and Liabilities” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 10—Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and fair values at December 31, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage Backed Securities—Residential	$35,202	$(286)	$307	$(3)	$35,509	$(289)
Mortgage Backed Securities—Commercial	169	(5)	43	(1)	212	(6)
Other Government—Sponsored Enterprises	49,828	(172)	-0-	-0-	49,828	(172)
Corporate Securities	5,070	(641)	12,521	(3,126)	17,591	(3,767)
Pooled Trust Preferred Collateralized Debt Obligations	4,985	(3,698)	24,745	(35,946)	29,730	(39,644)
Obligations of State and Political Subdivisions	25,832	(150)	21,154	(841)	46,986	(991)

Total Debt Securities	121,086	(4,952)	58,770	(39,917)	179,856	(44,869)
Equities	1,476	(402)	46	(4)	1,522	(406)

Total Securities	$122,562	$(5,354)	$58,816	$(39,921)	$181,378	$(45,275)

At December 31, 2009, 3% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities. Corporate fixed income comprised 8% of the total unrealized losses, while pooled trust preferred collateralized debt obligations accounted for 88% and equity securities accounted for the remaining 1%. The unrealized losses in the equity securities category consist of four issues, of which one has been in a continuous unrealized loss position for more than twelve months. As of December 31, 2009, the unrealized loss position in this security was $4 thousand.

Corporate securities had a total unrealized loss of $3.8 million as of December 31, 2009. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large regional banks. As of December 31, 2009, our single issue trust preferred securities had an amortized cost of $21.4 million and an estimated fair value of $17.6 million, while our corporate debentures had a book and fair value of $1.2 million. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 10—Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and fair values at December 31, 2008 for both available for sale and held to maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government Agencies:
Mortgage Backed Securities—Residential	$679	$(6)	$-0-	$-0-	$679	$(6)
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage Backed Securities—Residential	19,742	(41)	64,487	(611)	84,229	(652)
Mortgage Backed Securities—Commercial	323	(5)	-0-	-0-	323	(5)
Corporate Securities	(1,277)	(2,233)	8,082	(2,506)	6,805	(4,739)
Pooled Trust Preferred Collateralized Debt Obligations	15,209	(1,457)	31,871	(48,599)	47,080	(50,056)
Obligations of States and Political Subdivisions	146,050	(6,702)	1,719	(102)	147,769	(6,804)

Total Debt Securities	180,726	(10,444)	106,159	(51,818)	286,885	(62,262)
Equities	1,691	(519)	-0-	-0-	1,691	(519)

Total Securities	$182,417	$(10,963)	$106,159	$(51,818)	$288,576	$(62,781)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 10—Impairment of Investment Securities (Continued)

The following table provides additional information related to our corporate securities as of December 31, 2009:

Corporate Securities

(Single Issue Trust Preferred Securities and Corporate Debentures)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Book Value	Fair Value	Unrealized Gain (Loss)	Current Moody’s/ Fitch Issuer Ratings
BP Bank America Inst	Bank of America Corp	$1,026	$889	$(137)	Baa3/BB /* +
BP MBNA Capital	Bank of America Corp	1,028	956	(72)	Baa3/BB /* +
NB Capital Trust II	Bank of America Corp	3,078	2,781	(297)	Baa3/BB /* +
North Fork Cap Trust	Capital One Financial Corp	1,265	1,121	(144)	Baa2 /*-/BBB
Reliance Cap Trust	Capital One Financial Corp	488	367	(121)	NA
FCB/SC Cap Trust	First Citizens Bancorporation	493	409	(84)	NA
Fifth Third Cap	Fifth Third Bancorp	250	245	(5)	Baa2 /*-/BBB
Signal Capital Trust I	FirstMerit Corp	1,294	981	(313)	NA
PBI Capital Trust	Fulton Financial Corp	247	194	(53)	N/A
KeyCorp Capital II	KeyCorp	1,851	1,609	(242)	Baa2 /*-/BBB
Union State Capital Trust I	KeyCorp	1,034	928	(106)	NA
BSB Cap Trust	M&T Bank Corp	464	224	(240)	NA
First Empire Cap MTB	M&T Bank Corp	4,887	3,030	(1,857)	Baa1 /*-/BBB
PNC Capital Trust	PNC Financial Services Group	453	451	(2)	Baa1 /*-/ A
Susquehanna Cap	Susquehanna Bancshares	500	458	(42)	Ba2/NA
First Union Instit Cap I	Wells Fargo Co.	3,000	2,948	(52)	Baa2/A

Total Single Issue Trust Preferred Securities		21,358	17,591	(3,767)

Fulton Financial Corp	Fulton Financial Corp	446	449	3	Baa2/BBB+
Provident Bk MD	M&T Bank Corp	245	259	14	NA/BBB+
PNC Bank NA	PNC Financial Services Group	496	531	35	A2/A

Total Corporate Debentures		1,187	1,239	52

Total Corporate Securities		$22,545	$18,830	$(3,715)

As of December 31, 2009, the book value of our pooled trust preferred collateralized debt obligations totaled $69.4 million with an estimated fair value of $29.7 million, which includes securities comprised of 372 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. During 2009, all of the pooled issues were downgraded by Moody’s Investor Services. Two of the pooled issues, representing $12.2 million of the $69.4 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2009, after taking into account management’s best estimates of future interest deferrals and defaults, eleven of our securities had no excess subordination in the tranches we own and three of our securities had excess subordination which ranged from 25% to 83% of the current performing collateral. As of December 31, 2009, four of our pooled trust preferred collateralized obligations with a fair value of $3.3 million are not receiving interest payments and therefore are reflected in the “Nonperforming and Impaired Assets and Effects on Interest Income Due to Nonaccrual” table on page 36 as nonperforming securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 10—Impairment of Investment Securities (Continued)

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2009:

Pooled Trust Preferred Security Detail

(dollars in thousands)

Deal	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL I	Senior	$3,681	$3,165	$(516)	A1/A	32	24.86%	82.78%
PreTSL IV	Mezzanine	1,830	714	(1,116)	Ca/B	6	27.07	25.02
PreTSL V	Mezzanine	456	184	(272)	Ba3/CC	4	43.12	0.00
PreTSL VI	Mezzanine	304	159	(145)	Caa1/CCC	5	68.71	0.00
PreTSL VII	Mezzanine	5,002	1,820	(3,182)	Ca/CC	19	62.56	0.00
PreTSL VIII	Mezzanine	1,619	310	(1,309)	C/CC	36	43.67	0.00
PreTSL IX	Mezzanine	2,251	898	(1,353)	Ca/CC	49	28.11	0.00
PreTSL X	Mezzanine	1,300	213	(1,087)	Ca/CC	57	43.50	0.00
PreTSL XII	Mezzanine	7,211	2,402	(4,809)	Ca/CC	77	25.81	0.00
PreTSL XIII	Mezzanine	13,963	4,994	(8,969)	Ca/CC	65	16.99	0.00
PreTSL XIV	Mezzanine	14,526	4,507	(10,019)	Ca/CC	64	18.75	0.00
MMCap I	Senior	8,478	6,855	(1,623)	A3/A	29	17.20	74.08
MMCap I	Mezzanine	895	335	(560)	Ca/CCC	29	17.20	0.00
MMComm IX	Mezzanine	7,858	3,174	(4,684)	Caa3/CC	34	38.04	0.00

Total		$69,374	$29,730	$(39,644)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In 2009, $33.7 million in credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2009. We

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 10—Impairment of Investment Securities (Continued)

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows—Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis—A quarterly credit evaluation is performed for each of the 372 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default—A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators. A 10% projected recovery rate is applied to projected deferrals and a 0% projected recovery rate is applied to defaults. The probability of default is updated quarterly. As of December 31, 2009, default probabilities for performing collateral ranged from 0.35% to 55%.

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

Based upon the analysis performed by management as of December 31, 2009, it is probable that all but three of our pooled trust preferred securities are expected to experience principal and interest shortfalls. These securities

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 10—Impairment of Investment Securities (Continued)

are identified in the table on page 82 with 0% “Excess Subordination as a % of Current Performing Collateral.” The $33.7 million in credit related other-than-temporary impairment charges recognized in 2009 are primarily the result of additional interest deferrals within these pools. Our analysis as of December 31, 2009 indicates it is probable that we will collect all contractual principal and interest payments on the three remaining pooled trust preferred securities.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

For the Year Ended December 31, 2009
(dollars in thousands)
Balance, beginning (a)	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	28,163
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	5,482

Balance, ending	$36,161

(a)	The beginning balance represents credit related impairment losses taken before January 1, 2009.

On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. In 2009, $2.5 million in other than-temporary impairment charges were recognized on equity securities related to five Pennsylvania based financial institutions. When evaluating equity investments for other-than-temporary impairment we review the severity and duration of decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes, and other relevant information. Based on the results of this review, management believes that the equity securities in an unrealized loss position as of December 31, 2009, will equal or exceed our cost basis within a reasonable period of time.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 11—Loans

Loans at year end were divided among these general categories at December 31:

	2009	2008
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,208,339	$1,236,622
Real estate loans:
Construction and land development	387,227	489,150
1-4 family dwellings	1,208,741	1,206,366
Other real estate loans	1,274,858	990,439
Loans to individuals for household, family and other personal expenditures	557,336	495,800

Total loans and leases	$4,636,501	$4,418,377

Total loans include $4.8 million of unamortized origination and other fees, net of costs, at December 31, 2009, compared to $4.0 million of unamortized costs, net of fees, at December 31, 2008. The increase in net unamortized fees from 2008 to 2009 was due to the 2008 loan growth of $218.1 million. Also included in total loans is $169 thousand of unamortized premiums at December 31, 2009 and $113 thousand of unamortized discounts at December 31, 2008.

The majority of First Commonwealth’s business activity was with customers located within Pennsylvania. The portfolio is well diversified, and as of December 31, 2009 and 2008, there were no significant concentrations of credit by industry and property type.

The following table summarizes nonaccrual loans, troubled debt restructured loans, and loans that are 90 days or more past due as to principal and interest payments and still accruing at December 31:

	2009	2008
	(dollars in thousands)
Loans on nonaccrual basis	$147,937	$55,922
Troubled debt restructured loans	619	132

Total nonperforming loans	$148,556	$56,054

Loans past due in excess of 90 days and still accruing	$15,154	$16,189

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 12—Allowance for Credit Losses

The following table illustrates the changes in First Commonwealth’s allowance for credit losses during the periods presented:

	2009	2008	2007
	(dollars in thousands)
Allowance for Credit Losses, January 1	$52,759	$42,396	$42,648
Additions:
Recoveries of previously charged off loans	2,023	1,149	1,360
Provisions charged to operating expense	100,569	23,095	10,042
Deductions:
Loans charged off	73,712	13,881	11,654

Allowance for Credit Losses, at December 31	$81,639	$52,759	$42,396

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses as of December 31:

	2009	2008	2007
	(dollars in thousands)
Recorded investment in impaired loans at end of period	$148,556	$56,054	$54,266
Average balance of impaired loans for the year	$83,843	$51,141	$34,641
Allowance for credit losses related to impaired loans	$33,265	$20,300	$13,847
Impaired loans with an allocation in the allowance for credit losses	$108,318	$50,404	$43,923
Impaired loans with no allocation in the allowance for credit losses	$40,238	$5,650	$10,343
Income recorded on impaired loans on a cash basis	$521	$550	$381

Impaired loans with no allocation in the allowance for credit losses increased $34.6 million in 2009. Contributing to this increase was the charge-off in 2009 of $23.7 million in impaired loans in accordance with the FDIC’s “Policy Statement on Prudent Commercial Real Estate Loan Workouts.” This guidance suggests that in instances where a confirmed loss has been identified that loans should be written down to their most recent as is appraisal value.

Note 13—Variable Interest Entities

In December 2003, the FASB issued FASB Accounting Standards Codification (“ASC”) 810-10, “Consolidation.” As defined by ASC 810-10, a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under ASC 810-10, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

As part of its community reinvestment initiatives, First Commonwealth invests in qualified affordable housing projects as a limited partner, and receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. First Commonwealth’s carrying value, or its maximum potential exposure to these partnerships is $1.3 million, which consists of eleven limited partnership investments as of December 31, 2009. Management evaluates the limited partnerships annually for impairment and recorded a $1.2 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 13—Variable Interest Entities (Continued)

impairment charge in 2008. Based on FASB ASC Topic 810, First Commonwealth has determined that these investments will not be consolidated but will continue to be accounted for under the equity method whereby First Commonwealth’s portion of partnership losses are recognized as earned.

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

As of December 31, 2009 and 2008, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 6 “Derivatives” for a description of interest rate swaps provided to customers.

The following table identifies the notional amount of those instruments at December 31:

	2009	2008
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,598,599	$1,509,876
Financial standby letters of credit	$83,630	$116,794
Performance standby letters of credit	$76,194	$81,345
Commercial letters of credit	$1,275	$20

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Commonwealth evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by First Commonwealth upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral that is held varies but may include accounts receivable, inventory, property, plant and equipment, and residential and income-producing commercial properties.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 14—Commitments and Letters of Credit (Continued)

Current notional amounts outstanding at December 31, 2009, for financial standby letters of credit and performance standby letters of credit include amounts of $14.8 million and $4.8 million, respectively, issued during 2009 and subject to the provisions of FASB ASC Topic 460, “Guarantees,” which clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. A liability of $250 thousand has been recorded, which represents the fair value of letters of credit issued in 2009.

Management evaluated the unused commitments and letters of credit to determine if a reserve should be recorded. The calculation included the probability of default, loss given default and the estimated utilization for the next twelve months for each loan category and the letters of credit. As of December 31, 2009, a liability of $266 thousand was recorded.

Note 15—Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	2009	2008
		(dollars in thousands)
Land	Indefinite	$11,946	$11,876
Buildings and improvements	10-50 Years	79,806	79,467
Leasehold improvements	5-40 Years	15,803	14,696
Furniture and equipment	3-10 Years	83,774	82,080
Software	3-10 Years	27,562	25,484

Subtotal		218,891	213,603
Less accumulated depreciation and amortization		148,149	140,967

Total premises and equipment		$70,742	$72,636

Depreciation related to premises and equipment included in non-interest expense for the years ended December 31, 2009, 2008, and 2007 amounted to $8.5 million, $8.4 million and $8.8 million, respectively.

First Commonwealth leases various premises and assorted equipment under non-cancelable agreements. Total future minimal rental commitments at December 31, 2009, were as follows:

	Premises	Equipment
	(dollars in thousands)
2010	$3,405	$325
2011	3,195	207
2012	2,851	207
2013	2,625	207
2014	2,500	18
Thereafter	18,839	-0-

Total	$33,415	$964

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 15—Premises and Equipment (Continued)

Included in the lease commitments above is $594 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.

Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $4.3 million in 2009, $4.5 million in 2008, and $3.7 million in 2007.

Note 16—Goodwill and Other Amortizing Intangible Assets

FASB ASC Topic 350, “Intangibles – Other” requires that goodwill be reviewed annually, or more frequently if circumstances indicate that it might be impaired, by comparing the fair value of the goodwill to its recorded, or carrying value. If the carrying value of goodwill exceeds its fair value, an impairment charge must be recorded.

We consider First Commonwealth Financial Corporation to be one reporting unit. The carrying amount of goodwill as of December 31, 2009 and 2008 was $160.0 million. No impairment charges on goodwill or other intangible assets were incurred in 2009, 2008 or 2007.

We test goodwill for impairment as of November 30 each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. We have evaluated our goodwill for impairment at June 30, 2009 and each subsequent quarter end as a result of the negative impact other-than-temporary impairment charges and credit losses in our loan portfolio have had on our earnings. These losses along with ongoing uncertainty in the general economy and the financial markets, which may continue to negatively impact our performance and stock price, resulted in a need to evaluate our goodwill. Our annual evaluation in 2008 was as of November 30, 2008.

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value as of December 31, 2009. We retained a third-party valuation firm to assist in our Step 1 test for potential goodwill impairment.

When determining fair value in Step 1, we utilized an income approach and two market approaches and then applied weighting factors to each result. These weighting factors represent our best judgment of the weighting a market participant would utilize in arriving at a fair value.

The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results for the next five years assuming a change of control transaction. The analysis then calculates the present value of all excess cash flows generated by the company, which are in excess of the minimum tangible capital ratio, plus the present value of a terminal sale value. There are numerous estimates and assumptions included in this approach, including discount rate, balance sheet growth, credit costs in our loan and investment portfolio, the level of future interest rates as well as other economic conditions. Additionally, the change of control transaction incorporates assumptions related to projected levels of earnings, integration cost savings and certain transaction costs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

One of the market approaches used in the Step 1 test calculates the fair value of First Commonwealth by using median pricing multiples in recent actual acquisitions of companies similarly sized and then applying these multiples to the organization. Since no company or transaction is identical to First Commonwealth, the results of this analysis are only an indication of comparable value. The results of this market approach could be adversely affected if pricing multiples for future acquisitions differ materially from those paid currently. The second market approach calculates the change of control price a market participant would pay by adding a change of control premium to the current trading value of the company. This approach assumes that current share price reflects an accurate fair value for the company.

Based upon the Step 1 preliminary impairment testing, it was determined that First Commonwealth’s carrying value exceeded its fair value by 11%, therefore in accordance with ASC Topic 350-20-35-8, a Step 2 analysis was undertaken.

The Step 2 test follows the purchase price allocation under the purchase method described in ASC 820-10, and fair value estimates as defined and prescribed by ASC 820-10-30. To determine the implied fair value of goodwill, the fair value of all assets other than goodwill, less the fair value of liabilities is subtracted from the fair value of the company. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the company. Key valuations were the mark-to-fair-value on the loan portfolio, assessment of core deposit intangibles, and the mark-to-fair-value of outstanding debt and deposits.

As a result of the Step 2 analysis, it was determined that the fair value of our goodwill exceeded its carrying value by at least 31% and therefore no impairment charge was required. Management will continue to monitor events that could impact this conclusion in the future.

FASB ASC Topic 350, “Intangibles – Other” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets as of December 31:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2009
Core deposits	$22,470	$(15,063)	$7,407
Other	725	(725)	-0-

Total other intangible assets	$23,195	$(15,788)	$7,407

December 31, 2008
Core deposits	$22,470	$(12,329)	$10,141
Other	725	(633)	92

Total other intangible assets	$23,195	$(12,962)	$10,233

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of ten (10) years and a weighted average amortization period of approximately nine (9) years. In 2008, other intangible assets consisted of covenants not to compete which were fully amortized in 2009. First Commonwealth recognized amortization expense on other intangible assets of $2.8 million, $3.2 million, and $3.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The following presents the estimated amortization expense of core deposits:

Core Deposits
(dollars in thousands)
2010	$2,031
2011	1,534
2012	1,467
2013	1,064
2014	615
Thereafter	696

Total	$7,407

Note 17—Interest-Bearing Deposits

Components of interest-bearing deposits at December 31, were as follows:

	2009	2008
	(dollars in thousands)
Interest-bearing demand deposits	$107,612	$97,011
Savings deposits	2,175,953	1,773,843
Time deposits	1,610,989	1,842,644

Total interest-bearing deposits	$3,894,554	$3,713,498

Interest-bearing deposits at December 31, 2009 and 2008, include allocations from NOW and Super NOW accounts of $515.8 million and $498.3 million, respectively, into Savings and MMDA accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2009 and 2008, were certificates of deposit in denominations of $100 thousand or more of $392.2 million and $580.2 million, respectively.

Interest expense related to certificates of deposit $100 thousand or greater amounted to $14.8 million in 2009, $27.8 million in 2008 and $41.5 million in 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 17—Interest-Bearing Deposits (Continued)

Included in time deposits at December 31, 2009, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2010	$850,329
2011	355,660
2012	203,794
2013	29,546
2014 and thereafter	171,660

Total	$1,610,989

Note 18—Short-term Borrowings

Short-term borrowings at December 31, were as follows (dollars in thousands):

	2009			2008			2007
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Federal funds purchased	$630,000	$584,691	0.29%	$168,600	$105,761	2.36%	$58,800	$52,834	5.22%
Borrowings from FHLB	125,000	274,699	0.48%	800,000	387,137	1.62%	-0-	733	5.32%
Securities sold under agreements to repurchase	199,526	168,527	0.72%	169,263	151,034	2.21%	151,401	183,880	3.56%
Treasury, tax and loan note option	4,406	3,747	0.00%	1,874	125,838	2.18%	144,000	41,598	5.06%

Total	$958,932	$1,031,664	0.41%	$1,139,737	$769,770	1.93%	$354,201	$279,045	4.10%

Maximum total at any month-end	$1,155,933			$1,139,737			$507,260

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2009	2008	2007
	(dollars in thousands)
Federal funds purchased	$1,678	$2,492	$2,756
Borrowings from FHLB	1,328	6,263	39
Securities sold under agreements to repurchase	1,210	3,331	6,544
Treasury, tax and loan note option	-0-	2,742	2,103

Total interest on short-term borrowings	$4,216	$14,828	$11,442

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 19—Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

	2009		2008
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Subordinated Debentures:
Owed to First Commonwealth Capital Trust I and due 2029	$33,583	9.50%	$33,583	9.50%
Owed to First Commonwealth Capital Trust II and due 2034	30,929	LIBOR +2.85%	30,929	LIBOR +2.85%
Owed to First Commonwealth Capital Trust III and due 2034	41,238	LIBOR +2.85%	41,238	5.89%

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$105,750		$105,750

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

Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a fixed rate of 5.89% for each interest payment prior to April 2009 and LIBOR plus 2.85% for each payment beginning with April 2009 and after. LIBOR is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date on or after April 7, 2009, at a redemption price equal to 100% of the principal amount of the debentures. Deferred issuance costs of $630 thousand are being amortized on a straight-line basis over the term of the securities.

Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of LIBOR plus 2.85%, which is reset quarterly. First Commonwealth may redeem the debentures, in whole or in part, at its option on or after January 23, 2009, at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $471 thousand are being amortized on a straight-line basis over the term of the securities.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 19—Subordinated Debentures (Continued)

On November 26, 2007, First Commonwealth purchased in the secondary market $2.5 million of its Capital Trust I capital securities that were issued on September 8, 1999 with a maturity date of September 1, 2029. Simultaneously, First Commonwealth retired $2.5 million principal amount of junior subordinated debentures issued to the Trust that became due and payable upon redemption of the capital securities. There were no such transactions during 2008 or 2009.

Note 20—Other Long-term Debt

Other long-term debt at December 31 follows (dollars in thousands):

	2009			2008
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
ESOP loan due:
December 2012	$5,600	LIBOR+1.00%	LIBOR+1.00%	$7,600	LIBOR+1.00%	LIBOR+1.00%
Borrowings from FHLB due:
2009	-0-	0.00%	0.00%	12,957	5.93%	3.59%
2010	117,108	4.86	3.58	118,548	4.88	3.58
2011	24,409	5.24	3.99	24,692	5.24	3.99
2013	5,086	3.26	3.26	5,229	3.26	3.26
2014	7,981	5.41	3.79	8,082	5.41	3.79
2028	6,175	4.49	4.49	6,385	4.49	4.49
2029	2,338	5.09	5.09	-0-	0.00	0.00

Total	$168,697			$183,493

The weighted average contractual rate reflects the rate due to creditors. The weighted average effective rate of long-term debt in the schedule above includes the effect of purchase accounting valuation adjustments that were recorded in connection with prior business combinations.

FHLB advances in the amount of $64.6 million are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR. Advances in the amount of $35.0 million at a 6.0% strike rate and $15.0 million at a 7.5% strike rate are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR. Should the FHLB elect to convert an advance to a floating rate First Commonwealth has the right to pay off the advance without penalty. In 2008, higher costing FHLB advances of $190.0 million that were due to mature in the first seven months of 2009 were refinanced with lower costing overnight borrowings resulting in a prepayment penalty of $1.2 million.

All of First Commonwealth’s FHLB stock, along with an interest in mortgage loans and mortgage backed securities–residential has been pledged as collateral with the FHLB of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 19 “Subordinated Debentures.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 20—Other Long-term Debt (Continued)

Scheduled loan payments for other long-term debt are summarized below:

	2010	2011	2012	2013	2014	Thereafter	Total
	(dollars in thousands)
Long-term debt payments	$119,142	$26,561	$2,080	$4,969	$7,854	$6,893	$167,499
Purchase valuation amortization	$807	$124	$113	$117	$37	$-0-	$1,198

The amounts on the purchase valuation amortization row in the table above include fair market adjustments from prior business combinations.

Note 21—Fair Values of Assets and Liabilities

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value and the methods used for measuring fair value as well as requiring additional disclosures. Authoritative guidance issued under FASB ASC Topic 820 became effective January 1, 2009 and requires disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All nonfinancial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any nonfinancial liabilities to disclose.

FASB ASC Topic 825, “Financial Instruments” permits entities to irrevocably elect to measure select financial instruments and certain other items at fair value. The unrealized gains and losses are required to be included in earnings each reporting period for the items that fair value measurement is elected. First Commonwealth has elected not to measure any existing financial instruments at fair value under FASB ASC Topic 825; however, in the future we may elect to adopt this guidance for select financial instruments.

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

•

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes U.S. Government securities, municipal securities, FHLB stock, interest rate derivatives that include interest rate swaps and risk participation agreements, certain other real estate owned, and certain impaired loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 21—Fair Values of Assets and Liabilities (Continued)

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select municipal securities, corporate securities, pooled trust preferred collateralized debt obligations, nonmarketable equity investments, and certain impaired loans.

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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately eighteen months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 10, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

Interest rate derivatives are reported at fair value utilizing Level 2 inputs and are included in Other Assets and Other Liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the US Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts, and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 6 “Derivatives.”

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 21—Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$47,352	$-0-	$47,352

Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	777,793	-0-	777,793
Mortgage Backed Securities – Commercial	-0-	276	-0-	276
Other Government-Sponsored Enterprises	-0-	74,975	-0-	74,975

Obligations of States and Political Subdivisions	-0-	169,257	3,600	172,857

Corporate Securities	-0-	-0-	18,830	18,830

Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	29,730	29,730

Total Debt Securities	-0-	1,069,653	52,160	1,121,813

Equities	3,001	7,472	1,570	12,043

Total Securities Available for Sale	3,001	1,077,125	53,730	1,133,856

Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	10,626	-0-	10,626

Total Assets	$3,001	$1,139,182	$53,730	$1,195,913

Other Liabilities (a)	$-0-	$11,491	$-0-	$11,491

Total Liabilities	$-0-	$11,491	$-0-	$11,491

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 21—Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$56,207	$-0-	$56,207

Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	924,279	-0-	924,279
Mortgage Backed Securities – Commercial	-0-	318	-0-	318
Other Government-Sponsored Enterprises	-0-	76,906	-0-	76,906

Obligations of States and Political Subdivisions	-0-	212,141	-0-	212,141

Corporate Securities	-0-	-0-	19,781	19,781

Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	47,080	47,080

Total Debt Securities	-0-	1,269,851	66,861	1,336,712

Equities	6,370	5,268	1,570	13,208

Total Securities Available for Sale	6,370	1,275,119	68,431	1,349,920

Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	19,552	-0-	19,552

Total Assets	$6,370	$1,346,102	$68,431	$1,420,903

Other Liabilities (a)	$-0-	$19,757	$-0-	$19,757

Total Liabilities	$-0-	$19,757	$-0-	$19,757

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 21—Fair Values of Assets and Liabilities (Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at December 31, 2009:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of year	$-0-	$19,780	$47,080	$1,570	$68,430
Realized and unrealized credit losses included in earnings	-0-	-0-	(33,645)	-0-	(33,645)
Total gains unrealized in other comprehensive income	171	441	16,752	-0-	17,364
Purchases, settlements, pay downs, and maturities	-0-	(1,391)	(457)	-0-	(1,848)
Transfers into Level 3	3,429	-0-	-0-	-0-	3,429

Balance, end of year	$3,600	$18,830	$29,730	$1,570	$53,730

In 2009, some Obligations of State and Political Subdivisions were transferred from Level 2 to Level 3. The primary reason for the transfer into Level 3 was the inactivity in the market for these securities which resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

Losses of $36.0 million included in earnings for the period are attributable to the change in realized gains (losses) relating to assets held at December 31, 2009 and are reported in the lines “Net impairment losses” and “Net securities (losses) gains” in the Consolidated Statements of Operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 21—Fair Values of Assets and Liabilities (Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at December 31, 2008:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of year	$-0-	$1,034	$-0-	$1,570	$2,604
Realized and unrealized credit losses included in earnings	-0-	-0-	(9,013)	-0-	(9,013)
Total losses unrealized in other comprehensive income	-0-	(850)	(25,966)	-0-	(26,816)
Purchases, settlements, pay downs, and maturities	-0-	(506)	(242)	-0-	(748)
Transfers into Level 2	(3,629)	-0-	-0-	-0-	(3,629)
Transfers into Level 3	3,629	20,102	82,301	-0-	106,032

Balance, end of year	$-0-	$19,780	$47,080	$1,570	$68,430

Securities totaling $106.0 million transferred to Level 3 during 2008 included $102.2 million of trust preferred securities. The primary reason for the transfer into Level 3 was due to the inactivity in the market that resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

Losses of $9.0 million included in earnings for the period are attributable to the change in realized losses relating to assets held at December 31, 2008 and are reported in securities gains (losses) in the non-interest income section of the Consolidated Statements of Operations.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The table below presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Impaired loans	$-0-	$57,423	$65,971	$123,394
Other real estate owned	-0-	23,988	-0-	23,988

Total Assets	$-0-	$81,411	$65,971	$147,382

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 21—Fair Values of Assets and Liabilities (Continued)

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

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A goodwill impairment test for First Commonwealth was completed as of December 31, 2009. Based on this analysis, the fair value of First Commonwealth exceeded its book value. Additional information related to this measurement is provided in Note 16 – “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2009.

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

Cash and short-term instruments: The carrying amounts for cash and short-term instruments approximate the estimated fair values of such assets.

Securities: Fair values for securities available for sale and securities held to maturity are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligations values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument. The carrying value of nonmarketable equity securities, such as FHLB stock, is considered a reasonable estimate of fair value.

Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 21—Fair Values of Assets and Liabilities (Continued)

issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $250 thousand in 2009 and $387 thousand in 2008. See Note 14, “Commitments and Letters of Credit,” for additional information.

Deposit liabilities: Management estimates the fair value of deposits based on a market valuation of similar deposits. The carrying value of variable rate time deposit accounts and certificates of deposit approximate their fair values at the report date. Also, fair values of fixed rate time deposits for both periods are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.

Short-term borrowings: The fair values of borrowings from the FHLB were estimated based on the estimated incremental borrowing rate for similar types of borrowings. The carrying amounts of other short-term borrowings such as federal funds purchased, securities sold under agreement to repurchase and treasury, tax and loan notes were used to approximate fair value.

Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimated incremental borrowing rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31, 2009 and 2008:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$89,232	$89,232	$88,277	$88,277
Interest-bearing bank deposits	$327	$327	$289	$289
Securities available for sale	$1,133,856	$1,133,856	$1,401,351	$1,401,351
Securities held to maturity	$36,758	$37,586	$50,840	$50,558
Loans	$4,636,501	$4,655,167	$4,418,377	$4,446,002

Financial liabilities
Deposits	$4,535,785	$4,619,070	$4,280,343	$4,107,868
Short-term borrowings	$958,932	$950,799	$1,152,700	$1,128,622
Long-term debt	$168,697	$172,249	$170,530	$175,206
Subordinated debt	$105,750	$70,874	$105,750	$44,096

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 22—Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2009:

	Shares Issued	Shares in Treasury
Balance, December 31, 2006	75,100,431	1,184,054
Shares repurchased	-0-	1,000,000
Stock options exercised, net	-0-	(177,235)
Restricted Stock – Nonvested*	-0-	(35,000)

Balance, December 31, 2007	75,100,431	1,971,819
Shares issued for Capital Issuance	11,500,000	-0-
Stock options exercised, net	-0-	(409,478)
Restricted Stock – Nonvested*	-0-	(12,654)

Balance, December 31, 2008	86,600,431	1,549,687
Shares repurchased	-0-	4,122
Stock options exercised, net	-0-	(4,476)
Dividend reinvestment plan	-0-	(97,905)
Directors stock plan	-0-	(2,872)

Balance, December 31, 2009	86,600,431	1,448,556

*	See Note 26 “Stock Option Plan”

Note 23—Income Taxes

The income tax provision consists of:

	2009	2008	2007
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$3,123	$14,002	$8,427
State	164	66	-0-

Total current tax provision	3,287	14,068	8,427
Deferred tax (benefit) provision	(29,108)	(7,436)	(2,474)

Total tax (benefit) provision	$(25,821)	$6,632	$5,953

We adopted new authoritative accounting guidance issued under FASB ASC Topic 740, “Income Taxes” as of January 1, 2007, and had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2009. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months, and will record interest and penalties as a component of non-interest expense. Federal and state income tax years 2006 through 2008 are open for examination as of December 31, 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 23—Income Taxes (Continued)

Temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets (liabilities) at December 31, were as follows:

	2009	2008
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$28,574	$18,466
Postretirement benefits other than pensions	1,011	1,060
Alternative minimum tax credit carryforward	11,049	8,511
Net operating loss carryforward	2,371	-0-
Other tax credit carryforward	601	-0-
Deferred compensation	2,140	2,213
Loan origination fees and costs	661	442
Accrued interest on nonaccrual loans	1,697	1,076
Low income housing partnership investments	449	452
Write-down of securities	14,360	4,365
Unrealized loss on securities available for sale	3,370	11,635
Other	1,996	1,081

Total deferred tax assets	68,279	49,301
Deferred tax liabilities:
Basis difference in assets acquired	(1,366)	(931)
Unfunded postretirement obligation	(115)	(183)
Accumulated accretion of bond discount	(79)	(119)
Income from unconsolidated subsidiary	(534)	(519)
Other	(387)	(388)

Total deferred tax liabilities	(2,481)	(2,140)

Net deferred tax asset	$65,798	$47,161

The net deferred tax asset of $65.8 million as of December 31, 2009 includes an $11.0 million alternative minimum tax credit carryforward with an indefinite life, a $2.4 million net operating loss carryforward that expires in 2029, and a $601 thousand tax credit carryforward, of which $154 thousand expires in 2028 and $447 thousand expires in 2029. There is also a $14.4 million deferred tax asset for the write-down of securities, of which $1.8 million are potential capital losses that can only be utilized if capital gains are realized. Management believes that future taxable income will be sufficient to fully realize all of the deferred taxes, including the potential capital losses. The amount of future taxable income used in management’s analysis required the use of estimates, including balance sheet growth, interest rates and credit related losses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 23—Income Taxes (Continued)

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The differences are as follows (dollars in thousands):

	2009		2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax at statutory rate	$(16,060)	35	$17,402	35	$18,271	35
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,555)	3	(1,933)	(4)	(2,135)	(4)
Other nontaxable interest	(7,537)	16	(7,935)	(16)	(8,692)	(17)
Tax credits	(447)	1	(549)	(1)	(967)	(2)
Other	(222)	1	(353)	(1)	(524)	(1)

Total tax (benefit) provision	$(25,821)	56	$6,632	13	$5,953	11

Note 24—Retirement Plans

All employees with at least one year of service are eligible to participate in the ESOP. Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt with the offset as a reduction of common shareholders’ equity. Compensation costs related to the plan were $972 thousand, $1.5 million and $2.2 million in 2009, 2008 and 2007, respectively. See Note 25 “Unearned ESOP Shares” for additional information on the ESOP.

First Commonwealth also has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Under the terms of the plan, each participant receives an employer contribution in an amount equal to 3% of their compensation. In addition, each participating employee may contribute up to 80% of their compensation to the plan of which up to 4% is matched 100% by the employer’s contribution. Effective September 2009, the employer match was reduced to 50% of the first 4% of compensation. The 401(k) plan expense was $3.6 million in 2009, $3.3 million in 2008, and $3.2 million in 2007.

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

Participants in the SERP are eligible to defer (on a pre-tax basis) from 1% to 25% of their Plan compensation (compensation in excess of the tax-qualified plan limit). First Commonwealth will make a matching contribution to the Plan for each payroll up to the first 4% of their Plan compensation. First Commonwealth will also make a contribution to the Plan for each payroll equal to 3% of their Plan compensation. In addition, First Commonwealth will make a contribution to the Plan at the end of the Plan Year on Plan compensation equal to that percentage of compensation that will be contributed to the ESOP. In April 2009 First Commonwealth temporarily suspended all employer contributions.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 24—Retirement Plans (Continued)

The SERP will continue to supplement First Commonwealth’s 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. The SERP plan expense was $130 thousand in 2009, $369 thousand in 2008, and $211 thousand in 2007.

Postretirement Benefits Other than Pensions from Prior Acquisitions

Employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.

Net periodic benefit cost of these plans and the discount rate used to determine net periodic cost for the years ended December 31, were as follows:

	2009	2008	2007
	(dollars in thousands)
Service cost	$-0-	$-0-	$-0-
Interest cost on projected benefit obligation	141	183	223
Amortization of transition obligation	2	2	2
Loss (gain) amortization	(28)	9	22

Net periodic benefit cost	$115	$194	$247

Discount rate	5.21%	6.00%	6.00%

The following table sets forth the funded status of the plans and the amounts recognized on First Commonwealth’s Consolidated Statements of Financial Condition as of December 31:

	2009	2008
	(dollars in thousands)
Accumulated postretirement benefit obligation:
Retirees	$2,562	$2,507
Actives	-0-	-0-

Total accumulated postretirement benefit obligation	2,562	2,507
Plan assets at fair value	-0-	-0-

Accumulated postretirement benefit obligation in excess of plan assets	2,562	2,507
Unrecognized transition obligation	-0-	-0-
Unrecognized net loss	-0-	-0-

Accrued benefit liability recognized on the statements of financial condition	$2,562	$2,507

Amounts recognized in accumulated other comprehensive income, net of tax as of December 31 follows:
Net (gain) loss	$(216)	$(343)
Transition obligation	3	4

Total	$(213)	$(339)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 24—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

The following table sets forth the change in benefit obligation:

	2009	2008
	(dollars in thousands)
Benefit obligation at beginning of year	$2,507	$3,234
Interest cost	142	183
Benefit payments	(255)	(309)
Actuarial (gain) loss	168	(601)

Benefit obligation at end of year	$2,562	$2,507

The discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 5.21% for 2009 and 6.00% for 2008 and 2007. The discount rate was determined using rates of return on high quality fixed income investments whose cash flows match the timing of expected benefit payments. The health care cost trend rates used for 2009 were projected at an initial rate of 10.00% for 2010 decreasing over time to an annual rate of 4.75% in 2016 for both indemnity plan participants and non-indemnity plan participants. For 2008, rates used were projected at an initial rate of 10.00% for 2009 decreasing over time to an annual rate of 4.75% in 2016 for both indemnity plan participants and non-indemnity plan participants.

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

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(dollars in thousands)
Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligation	$108	$(99)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 24—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

As of December 31, 2009, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2010	$340
2011	$310
2012	$304
2013	$287
2014	$278
2015-2019	$1,146

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2009 are as follows (dollars in thousands):

Postretirement Benefits
Net (gain) loss	$(10)
Transition obligation	2

Total	$(8)

Note 25—Unearned ESOP Shares

First Commonwealth’s ESOP borrowed funds that are guaranteed by First Commonwealth, and had a balance of $5.6 million at December 31, 2009 and $7.6 million at December 31, 2008. The loan is scheduled to be repaid over the next three years and payments will be made from contributions to the ESOP by First Commonwealth and from dividends on unallocated ESOP shares. The loan has been recorded as long-term debt in the Consolidated Statements of Financial Condition, with a like amount of unearned ESOP shares recorded as a reduction of shareholders’ equity. The unearned ESOP shares included as a component of shareholders’ equity represent First Commonwealth’s prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the debt is reduced.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 25—Unearned ESOP Shares (Continued)

The following is an analysis of ESOP shares held in suspense:

Total
Shares in suspense December 31, 2006	820,838
Shares allocated during 2007	(161,300)
Shares acquired during 2007	-0-

Shares in suspense December 31, 2007	659,538

Shares allocated during 2008	(147,421)
Shares acquired during 2008	-0-

Shares in suspense December 31, 2008	512,117

Shares allocated during 2009	(136,192)
Shares acquired during 2009	-0-

Shares in suspense December 31, 2009	375,925

The fair market value of the new shares remaining in suspense was approximately $1.7 million at December 31, 2009.

Interest on the ESOP loan was $95 thousand in 2009, $347 thousand in 2008 and $696 thousand in 2007. During 2009, 2008 and 2007, dividends on unallocated shares in the amount of $154 thousand, $476 thousand and $586 thousand, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 26—Stock Option Plan

Restricted Stock

On April 1, 2008, we issued 12,654 shares of our common stock to an executive of the Bank as an inducement for his employment and not under any stock incentive plan adopted by the company. The shares were issued pursuant to a Restricted Stock Agreement dated April 1, 2008. The restricted stock was determined to have a fair value of $12.35 per share and was based on the closing price of our common stock on the grant date. The restricted stock vests equally over a three year period. The first vesting occurred April 1, 2009.

On November 12, 2007, we issued 35,000 shares of our common stock to an executive of the Bank as an inducement for his employment and not under any stock incentive plan adopted by the company. The shares were issued pursuant to a Restricted Stock Agreement dated October 19, 2007. The restricted stock was determined to have a fair value of $10.95 per share and was based on the closing price of our common stock on the grant date. The restricted stock vests equally over a three year period. The first vesting occurred November 12, 2008.

Compensation expense related to restricted stock was $180 thousand, $167 thousand and $17 thousand in 2009, 2008 and 2007, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 26—Stock Option Plan (Continued)

Restricted Stock (Continued)

A summary of the status of First Commonwealth’s nonvested restricted stock awards as of December 31, 2009, 2008, and 2007 and changes for the years ended on those dates is presented below:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	35,988	$11.44	35,000	$10.95	-0-	$0.00
Granted	-0-	$0.00	12,654	$12.35	35,000	$10.95
Vested	(15,885)	$11.32	(11,666)	$10.95	-0-	$0.00
Forfeited	-0-	$0.00	-0-	$0.00	-0-	$0.00

Outstanding at end of year	20,103	$11.53	35,988	$11.44	35,000	$10.95

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

A summary of the status of First Commonwealth’s outstanding stock options as of December 31, 2009, 2008, and 2007 and changes for the years ended on those dates is presented below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	758,480	$10.26	1,319,661	$10.86	1,727,538	$11.01
Granted	-0-	$0.00	-0-	$0.00	-0-	$0.00
Exercised	(4,476)	$11.56	(409,478)	$10.65	(177,235)	$10.25
Forfeited	(25,452)	$12.34	(151,703)	$14.38	(230,642)	$12.48

Outstanding at end of year	728,552	$10.18	758,480	$10.26	1,319,661	$10.86

Exercisable at end of year	728,552	$10.18	758,480	$10.26	1,319,661	$10.86

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 26—Stock Option Plan (Continued)

Stock Option Plan (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/09	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable At 12/31/09	Weighted Average Exercise Price
$5.14-$8.99	202,153	2.4	$6.59	202,153	$6.59
$9.00-$9.99	50,087	3.4	$9.27	50,087	$9.27
$10.00-$10.99	68,302	1.3	$10.73	68,302	$10.73
$11.00-$11.99	197,388	1.4	$11.50	197,388	$11.50
$12.00-$15.00	210,622	3.3	$12.44	210,622	$12.44

Total	728,552	2.3	$10.18	728,552	$10.18

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

The following is an analysis of loans to related parties (dollars in thousands):

Balances December 31, 2008	$2,702
Advances	8,456
Repayments	(7,865)
Other	(46)

Balances December 31, 2009	$3,247

The “Other” line primarily reflects decreases due to changes in the individuals designated as a “related party” during the year.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 29—Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all financial institutions by banking regulators. The dividend restrictions have not had, and are not expected to have, a significant impact on First Commonwealth’s ability to meet its cash obligations.

Dividends in 2009 were $0.18 compared to $0.68 in 2008. The reduction in dividends was made in order to preserve capital in the current economic environment. The preservation of our capital will support growth in loans and the strategic expansion of our franchise.

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

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2009, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 29—Regulatory Restrictions and Capital Adequacy (Continued)

As of December 31, 2009, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the bank must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minimum		Well Capitalized Regulatory Guidelines
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2009

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$649,373	11.5%	$450,300	8.0%	N/A	N/A
First Commonwealth Bank	$599,841	10.8%	$445,223	8.0%	$556,529	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$579,014	10.3%	$225,150	4.0%	N/A	N/A
First Commonwealth Bank	$530,275	9.5%	$222,612	4.0%	$333,917	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$579,014	9.2%	$252,351	4.0%	N/A	N/A
First Commonwealth Bank	$530,275	8.5%	$249,799	4.0%	$312,249	5.0%

As of December 31, 2008

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$661,002	12.4%	$427,170	8.0%	N/A	N/A
First Commonwealth Bank	$613,619	11.6%	$423,251	8.0%	$529,063	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$608,201	11.4%	$213,585	4.0%	N/A	N/A
First Commonwealth Bank	$560,860	10.6%	$211,625	4.0%	$317,437	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$605,201	9.9%	$244,896	3.0%	N/A	N/A
First Commonwealth Bank	$560,860	9.2%	$243,164	3.0%	$303,955	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition

	December 31,
	2009	2008
	(dollars in thousands)
Assets
Cash	$8,029	$23,023
Loans to affiliated parties	46	54
Investment in subsidiaries	623,934	643,021
Investment in unconsolidated subsidiary trusts	3,291	3,304
Investment in jointly-owned company	7,773	7,546
Premises and equipment	12,749	12,662
Dividends receivable from subsidiaries	-0-	4,324
Receivable from subsidiaries	2,633	2,844
Other assets	95,105	99,151

Total assets	$753,560	$795,929

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$3,399	$15,341
Dividends payable	-0-	14,459
Loans payable	5,600	7,600
Subordinated debentures payable	105,750	105,750
Shareholders’ equity	638,811	652,779

Total liabilities and shareholders’ equity	$753,560	$795,929

Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Interest and dividends	$2	$3	$19
Dividends from subsidiaries	31,048	68,359	64,560
Interest expense	(6,265)	(8,258)	(9,507)
Other income	29,125	29,365	118
Operating expenses	(42,916)	(44,410)	(13,954)

Income before taxes and equity in undistributed earnings of subsidiaries	10,994	45,059	41,236
Applicable income tax benefits	7,226	8,433	8,454

Income before equity in undistributed earnings of subsidiaries	18,220	53,492	49,690
Equity in undistributed loss of subsidiaries	(38,284)	(10,405)	(3,440)

Net (loss) income	$(20,064)	$43,087	$46,250

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Operating Activities
Net (loss) income	$(20,064)	$43,087	$46,250
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,330	3,314	652
Net gains (loss) on sale of assets	8	11	(85)
Gain from extinguishment of debt	-0-	-0-	(100)
(Decrease) increase in prepaid income taxes	(23)	(276)	2,023
Undistributed equity in subsidiaries	38,285	10,283	3,900
Other-net	(4,030)	9,359	(3,452)

Net cash provided by operating activities	17,506	65,778	49,188

Investing Activities
Transactions with securities available for sale:
Purchases of investment securities	-0-	-0-	(3,998)
Maturities and redemptions of investment securities	-0-	4,000	6,900
Net change in loans to affiliated parties	8	8	236
Purchases of premises and equipment	(3,282)	(3,856)	(430)
Proceeds from sale of premises and equipment	(6)	(6,299)	169
Change in receivable from and net investment in subsidiaries	211	(2,182)	(438)
Additional investment in subsidiary	-0-	(88,512)	-0-

Net cash (used in) provided by investing activities	(3,069)	(96,841)	2,439

Financing Activities
Issuance of other long-term debt	-0-	4,500	13,500
Repayment of subordinated debentures	-0-	-0-	(2,400)
Repayment of other long-term debt	-0-	(14,500)	(3,500)
Discount on dividend reinvestment plan purchases	(369)	(916)	(920)
Purchase of treasury stock	(18)	-0-	(9,971)
Proceeds from sale of treasury stock	484	4,360	1,816
Cash dividends paid	(29,677)	(49,375)	(49,553)
Stock option tax benefit	149	184	86
Proceeds from capital issuance	-0-	108,830	-0-

Net cash (used in) provided by financing activities	(29,431)	53,083	(50,942)

Net (decrease) increase in cash	(14,994)	22,020	685
Cash at beginning of year	23,023	1,003	318

Cash at end of year	$8,029	$23,023	$1,003

Cash dividends declared per common share were $0.18 for 2009 and $0.68 for 2008 and 2007.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

During 2009, there were no special dividends included in dividends from subsidiaries. During 2008, dividends from subsidiaries included special dividends of $15.0 million received from FCB and $3.0 million received from FraMal Holdings Corporation, both wholly owned subsidiaries. During 2007, dividends from subsidiaries included a special dividend of $19.5 million from FCB. After distribution of these special dividends, which were within guidelines established by the banking regulators, First Commonwealth Bank remained classified as a well-capitalized institution.

During 2004, the ESOP obtained a $14.0 million line of credit from an unrelated financial institution. The line of credit was used to purchase stock in 2005 for the ESOP and is guaranteed by First Commonwealth. During 2005, $8.5 million was borrowed on the line. There were no borrowings on the line during 2009, 2008 and 2007. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders’ equity. See Note 25 “Unearned ESOP Shares.” We are currently not meeting debt covenants on this loan related to Return on Average Assets, Nonperforming Loans to Total Loans, and Allowance for Loan Loss to Nonperforming Loans. We are working with the lender and expect to either obtain a waiver or a modification for these covenants.

First Commonwealth has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of December 31, 2009, nor has the line been utilized since its inception in May 2009. We are currently not meeting debt covenants on this loan related to Return on Average Assets and Nonperforming Loans to Total Loans. We are working with the lender and expect to either obtain a waiver or a modification for these covenants.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data—Unaudited

The unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are as follows:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Interest income	$74,941	$73,720	$72,063	$72,557
Interest expense	24,342	22,232	21,080	19,117

Net interest income	50,599	51,488	50,983	53,440
Provision for credit losses	8,242	48,248	23,020	21,059

Net interest income after provision for credit losses	42,357	3,240	27,963	32,381
Net impairment losses	(9,866)	(8,761)	(11,903)	(5,655)
Net securities gains	24	56	44	149
Other non-interest income	12,582	15,420	12,860	14,375
Other expenses	43,348	45,335	41,945	40,523

Income (loss) before income taxes	1,749	(35,380)	(12,981)	727
Income tax provision (benefit)	62	(16,761)	(7,120)	(2,002)

Net income (loss)	$1,687	$(18,619)	$(5,861)	$2,729

Basic earnings (loss) per share	$0.02	$(0.22)	$(0.07)	$0.03
Diluted earnings (loss) per share	$0.02	$(0.22)	$(0.07)	$0.03
Average shares outstanding	84,521,266	84,559,889	84,594,952	84,681,199
Average shares outstanding assuming dilution	84,582,545	84,559,889	84,594,952	84,681,199

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except share data)
Interest income	$81,807	$82,221	$81,139	$82,429
Interest expense	40,723	35,290	33,212	29,773

Net interest income	41,084	46,931	47,927	52,656
Provision for credit losses	3,179	5,361	3,913	10,642

Net interest income after provision for credit losses	37,905	41,570	44,014	42,014
Net impairment losses	-0-	(541)	(8,619)	(3,850)
Net securities gains	501	90	910	15
Other non-interest income	12,955	13,540	13,983	13,847
Other expenses	38,856	38,885	38,997	41,877

Income before income taxes	12,505	15,774	11,291	10,149
Applicable income taxes	1,384	2,861	1,127	1,260

Net income	$11,121	$12,913	$10,164	$8,889

Basic earnings per share	$0.15	$0.18	$0.14	$0.11
Diluted earnings per share	$0.15	$0.18	$0.14	$0.11
Average shares outstanding	72,452,875	72,624,053	72,715,709	80,076,383
Average shares outstanding assuming dilution	72,559,668	72,734,711	72,817,216	80,179,260

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 21, 2010 (the “Proxy Statement”), under the heading “Proposal 1 – Election of Directors,” and is incorporated herein by reference.

Information called for by this item concerning the identification and business experience of First Commonwealth’s executive officers will be included in the Proxy Statement under the heading “Executive Officers,” and is incorporated herein by reference.

Information called for by this item concerning First Commonwealth’s compliance with section 16(a) of the Exchange Act will be included in the Proxy Statement under the heading “Compliance with Beneficial Ownership Reporting,” and is incorporated herein by reference.

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

There have been no material changes to the procedures by which security holders of First Commonwealth may recommend nominees to First Commonwealth’s board of directors since First Commonwealth last disclosed those procedures in its definitive Proxy Statement in connection with the 2009 annual meeting of shareholders.

Information called for by this item concerning First Commonwealth’s Audit Committee and the identification of “Audit Committee financial experts” will be included in the Proxy Statement under the heading “Corporate Governance,” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information called for by this item concerning compensation of First Commonwealth’s executive officers and the report of the Compensation and Human Resources Committee will be included in the Proxy Statement under the heading “Executive Compensation,” and is incorporated herein by reference.

Information called for by this item concerning compensation of First Commonwealth’s directors will be included in the Proxy Statement under the heading “Compensation of Directors,” and is incorporated herein by reference.

Information called for this item concerning Compensation Committee Interlocks and Insider Participation will be included in the Proxy Statement under that heading and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by this item concerning security ownership of certain beneficial owners and security ownership of management will be included in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Securities Owned by Directors and Management,” and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

The following table provides information related to our existing equity compensation plans as of December 31, 2009:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	471,358	$11.82	4,997,128
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	471,358	$11.82	4,997,128

(1)	The table does not include information on stock options issued by First Commonwealth in substitution for stock options of GA Financial, Inc. and Pittsburgh Financial Corporation upon the acquisition of those companies. At December 31, 2009, 257,194 shares of common stock are issuable upon exercise of substitute stock options issued in connection with those acquisitions with a weighted average exercise price of $7.19. First Commonwealth cannot grant additional stock options or other equity awards under the GA Financial or Pittsburgh Financial equity compensation plans.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

Information called for by this item concerning transactions with related persons and review, approval or ratification of transactions with related persons will be included in the Proxy Statement under the heading “Related Party Transactions,” and is incorporated herein by reference.

Information called for by this item concerning director independence will be included in the Proxy Statement under the heading “Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information called for by this item concerning fees paid to First Commonwealth’s principal accountant and First Commonwealth’s pre-approval policies and procedures will be included in the Proxy Statement under the heading “Annual Audit Information,” and is incorporated herein by reference.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	Exhibits, Financial Statements and Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A

II	Guarantees of Securities of Other Issuers	N/A

(3)	Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3(i) to the quarterly report on Form 10-Q for the quarter ended March 31, 1994

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.2 to the current report as Form 8-K filed January 17, 2008

10.1	Change of Control Agreement dated October 18, 2005 entered into between FCFC and John J. Dolan	Exhibit 10.2 to the annual report on Form 10-K filed February 29, 2008

10.2	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Sue A. McMurdy	Exhibit 10.3 to the annual report on Form 10-K filed February 29, 2008

10.3	Change of Control Agreement dated October 18, 2005 entered into between FCFC and R. John Previte	Exhibit 10.4 to the annual report on Form 10-K filed February 29, 2008

10.4	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Thaddeus J. Clements	Exhibit 10.2 to the annual report on Form 10-K filed March 2, 2006

10.5	Amended and Restated Supplemental Executive Retirement Plan	Exhibit 10.6 to the annual report on Form 10-K filed February 26, 2009

10.6	Employment Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.9 to the annual report on Form 10-K filed February 29, 2008

10.7	Restricted Stock Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.10 to the annual report on Form 10-K filed February 29, 2008

10.8	Change of Control Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.11 to the annual report on Form 10-K filed February 29, 2008

10.9	2007-2009 Long Term Cash Incentive Plan	Exhibit 10.13 to the annual report on Form 10-K filed February 29, 2008

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	Exhibits, Financial Statements and Schedules (Continued)

Exhibit Number	Description	Incorporated by Reference to
10.10	2008-2010 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2008

10.11	2009-2011 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 7, 2009

10.12	Separation Agreement and General Release dated September 30, 2009 entered into between FCFC and Edward J. Lipkus, III	Filed herewith

14.1	Code of Conduct and Ethics	Exhibit 14.1 to the annual report on Form 10-K filed March 2, 2006

14.2	Code of Ethics for CEO and Senior Financial Officers	Exhibit 14.2 to the annual report on Form 10-K filed March 2, 2006

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/s/ JOHN J. DOLAN
John J. Dolan President and Chief Executive Officer

Dated: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JULIE A. CAPONI Julie A. Caponi	Director	March 1, 2010

/S/ RAY T. CHARLEY Ray T. Charley	Director	March 1, 2010

/S/ JULIA E. TRIMARCHI CUCCARO Julia E. Trimarchi Cuccaro	Director	March 1, 2010

/S/ DAVID S. DAHLMANN David S. Dahlmann	Director	March 1, 2010

/S/ JOHN J. DOLAN John J. Dolan	President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2010

/S/ JOHNSTON A. GLASS Johnston A. Glass	Director	March 1, 2010

/S/ DALE P. LATIMER Dale P. Latimer	Director	March 1, 2010

/S/ JAMES W. NEWILL James W. Newill	Director	March 1, 2010

/S/ ROBERT E. ROUT Robert E. Rout	Executive Vice President and Chief Financial Officer	March 1, 2010

/S/ LAURIE S. SINGER Laurie S. Singer	Director	March 1, 2010

/S/ DAVID R. TOMB, JR. David R. Tomb, Jr.	Director	March 1, 2010

/S/ ROBERT J. VENTURA Robert J. Ventura	Director	March 1, 2010