Form 10-Q
period 2010-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2010-05-10
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of April 30, 2010, was 86,215,923.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010	December 31, 2009
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$79,136	$89,232
Interest-bearing bank deposits	57,073	327
Securities available for sale, at fair value	1,062,713	1,133,856
Securities held to maturity, at amortized cost, (Fair value $32,723 at March 31, 2010 and $37,586 at December 31, 2009)	31,891	36,758
Other investments	51,431	51,431
Loans:
Portfolio loans	4,595,409	4,636,501
Allowance for credit losses	(118,725)	(81,639)

Net loans	4,476,684	4,554,862

Premises and equipment, net	70,357	70,742
Other real estate owned	23,191	24,287
Goodwill	159,956	159,956
Other intangibles, net	6,752	7,407
Other assets	324,645	317,435

Total assets	$6,343,829	$6,446,293

Liabilities
Deposits (all domestic):
Noninterest-bearing	$639,184	$641,231
Interest-bearing	4,013,085	3,894,554

Total deposits	4,652,269	4,535,785
Short-term borrowings	794,195	958,932

Subordinated debentures	105,750	105,750
Other long-term debt	119,084	168,697

Total long-term debt	224,834	274,447

Other liabilities	39,452	38,318

Total liabilities	5,710,750	5,807,482

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	-0-	-0-
Common stock, $1 par value per share, 200,000,000 shares authorized; 86,755,330 shares issued and 85,998,134 shares outstanding at March 31, 2010; 86,600,431 shares issued and 85,151,875 shares outstanding at December 31, 2009	86,755	86,600
Additional paid-in capital	302,841	301,523
Retained earnings	258,593	278,887
Accumulated other comprehensive loss, net	(1,181)	(6,045)
Treasury stock (757,196 at March 31, 2010 and 1,448,556 shares at December 31, 2009, at cost)	(8,829)	(16,554)
Unearned ESOP shares	(5,100)	(5,600)

Total shareholders’ equity	633,079	638,811

Total liabilities and shareholders’ equity	$6,343,829	$6,446,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended March 31,
	2010	2009
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$57,408	$58,275
Interest and dividends on investments:
Taxable interest	10,467	13,708
Interest exempt from federal income taxes	2,151	2,894
Dividends	27	63
Interest on bank deposits	25	1

Total interest income	70,078	74,941

Interest Expense
Interest on deposits	13,580	19,576
Interest on short-term borrowings	852	1,347
Interest on subordinated debentures	1,375	1,766
Interest on other long-term debt	1,173	1,653

Total interest on long-term debt	2,548	3,419

Total interest expense	16,980	24,342

Net Interest Income	53,098	50,599
Provision for credit losses	45,020	8,242

Net Interest Income after Provision for Credit Losses	8,078	42,357

Non-Interest Income
Impairment losses on securities	(1,517)	(28,589)
Noncredit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)	(1,233)	18,723

Net impairment losses	(2,750)	(9,866)
Net securities gains	420	24
Trust income	1,494	1,087
Service charges on deposit accounts	4,152	3,837
Insurance and retail brokerage commissions	1,862	1,616
Income from bank owned life insurance	1,257	1,138
Card related interchange income	2,320	1,896
Other income	2,696	3,008

Total non-interest income	11,451	2,740

Non-Interest Expense
Salaries and employee benefits	22,327	22,500
Net occupancy expense	3,893	4,000
Furniture and equipment expense	3,165	2,975
Data processing expense	1,437	1,132
Pennsylvania shares tax expense	1,057	1,331
Intangible amortization	657	743
Collection and repossession expenses	923	901
Other professional fees and services	1,166	1,063
FDIC insurance	1,963	1,521
Other operating expenses	6,651	7,182

Total non-interest expense	43,239	43,348

(Loss) Income before income taxes	(23,710)	1,749
Income tax (benefit) provision	(10,542)	62

Net (Loss) Income	$(13,168)	$1,687

Average Shares Outstanding	85,029,748	84,521,266
Average Shares Outstanding Assuming Dilution	85,029,748	84,582,545
Per Share Data:
Basic (Loss) Earnings per Share	$(0.15)	$0.02
Diluted (Loss) Earnings per Share	(0.15)	0.02
Cash Dividends Declared per Common Share	0.03	0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2009	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Comprehensive income
Net loss	-0-	-0-	(13,168)	-0-	-0-	-0-	(13,168)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	2,538	-0-	-0-	2,538
Noncredit related gains on securities not expected to be sold	-0-	-0-	-0-	802	-0-	-0-	802
Less: reclassification adjustment for losses on securities included in net loss	-0-	-0-	-0-	1,524	-0-	-0-	1,524

Total other comprehensive income							$4,864

Total comprehensive loss							$(8,304)
Cash dividends declared	-0-	-0-	(2,544)	-0-	-0-	-0-	(2,544)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	500	500
ESOP market value adjustment ($255, net of $89 tax benefit)	-0-	(166)	-0-	-0-	-0-	-0-	(166)
Discount on dividend reinvestment plan purchases	-0-	(17)	-0-	-0-	-0-	-0-	(17)
Treasury stock reissued	-0-	656	(4,414)	-0-	7,494	-0-	3,736
Restricted stock	-0-	-0-	(168)	-0-	231	-0-	63
Capital issuance	155	845	-0-	-0-	-0-	-0-	1,000

Balance at March 31, 2010	$86,755	$302,841	$258,593	$(1,181)	$(8,829)	$(5,100)	$633,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption of FASB ASC Topic 320-10-65 ($6,497, net of $2,274 tax)	-0-	-0-	4,223	(4,223)	-0-	-0-	-0-

Balance at January 1, 2009	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net income	-0-	-0-	1,687	-0-	-0-	-0-	1,687
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	-0-	-0-	-0-	8,502	-0-	-0-	8,502
Noncredit related losses on securities not expected to be sold	-0-	-0-	-0-	(12,170)	-0-	-0-	(12,170)
Less: reclassification adjustment for losses on securities included in net income	-0-	-0-	-0-	6,397	-0-	-0-	6,397

Total other comprehensive income							$2,729

Total comprehensive income							$4,416
Cash dividends declared	-0-	-0-	(10,145)	-0-	-0-	-0-	(10,145)
Net decrease in unearned ESOP shares	-0-	-0-	-0-	-0-	-0-	500	500
ESOP market value adjustment ($137, net of $47 tax)	-0-	(90)	-0-	-0-	-0-	-0-	(90)
Discount on dividend reinvestment plan purchases	-0-	(208)	-0-	-0-	-0-	-0-	(208)
Tax benefit of stock options exercised	-0-	149	-0-	-0-	-0-	-0-	149
Treasury stock reissued	-0-	1	-0-	-0-	51	-0-	52
Restricted stock	-0-	2	-0-	-0-	45	-0-	47

Balance at March 31, 2009	$86,600	$302,862	$305,712	$(22,763)	$(17,811)	$(7,100)	$647,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Operating Activities
Net (loss) income	$(13,168)	$1,687
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	45,020	8,242
Deferred tax (benefit) expense	(12,247)	1,213
Depreciation and amortization	2,764	3,076
Net losses on securities and other assets	2,117	9,598
Net amortization of premiums and discounts on securities	(51)	(9)
Net amortization of premiums and discounts on long-term debt	(305)	(1,097)
Income from increase in cash surrender value of bank owned life insurance	(1,257)	(1,138)
(Increase) decrease in interest receivable	(595)	140
Decrease in interest payable	(676)	(819)
Increase (decrease) in income tax payable	2,780	(1,858)
Other-net	3,247	(4,460)

Net cash provided by operating activities	27,629	14,575

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	4,953	4,479
Transactions in securities available for sale:
Proceeds from sales	2,117	1,993
Proceeds from maturities and redemptions	101,725	74,047
Purchases	(27,579)	(2,248)
Proceeds from sales of other assets	2,904	1,986
Net decrease (increase) in loans	31,610	(83,685)
Purchases of premises and equipment	(1,860)	(2,808)

Net cash provided by (used in) investing activities	113,870	(6,236)

Financing Activities
Net decrease in federal funds purchased	(105,000)	(85,200)
Net (decrease) increase in other short-term borrowings	(59,737)	55,904
Net increase in deposits	116,522	38,143
Repayments of other long-term debt	(48,809)	(99)
Proceeds from issuance of long-term debt	-0-	2,403
Proceeds from issuance of common stock	1,000	-0-
Discount on dividend reinvestment plan purchases	(17)	(208)
Dividends paid	(2,544)	(14,398)
Proceeds from reissuance of treasury stock	3,736	52
Stock option tax benefit	-0-	149

Net cash used in financing activities	(94,849)	(3,254)

Net increase in cash and cash equivalents	46,650	5,085
Cash and cash equivalents at beginning of period	89,559	88,566

Cash and cash equivalents at end of period	$136,209	$93,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2010

Note 1 Basis of Presentation

The accounting and reporting policies of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) conform with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of First Commonwealth’s financial position, results of operations, cash flows, and changes in shareholders’ equity as of and for the periods presented.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year of 2010. These interim financial statements should be read in conjunction with First Commonwealth’s 2009 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission (“SEC”), press releases, historical stock prices, dividend declarations, corporate governance information, policies and documents as well as information about products and services offered by First Commonwealth.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Condensed Consolidated Statements of Changes in Shareholders’ Equity:

	March 31, 2010			March 31, 2009
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$3,905	$(1,367)	$2,538	$13,080	$(4,578)	$8,502
Noncredit related gains (losses) on securities not expected to be sold	1,233	(431)	802	(18,723)	6,553	(12,170)
Losses realized in net income	2,345	(821)	1,524	9,842	(3,445)	6,397

Net unrealized gains	7,483	(2,619)	4,864	4,199	(1,470)	2,729

Other comprehensive income	$7,483	$(2,619)	$4,864	$4,199	$(1,470)	$2,729

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2010

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid or received during the year for interest and income taxes as well as detail on noncash investing and financing activities.

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash paid (received) during the year for:
Interest	$17,999	$24,853
Income taxes	(1,184)	500

Noncash investing and financing activities:
ESOP loan reductions	$500	$500
Loans transferred to other real estate owned and repossessed assets	1,812	24,914
Investments committed to purchased, not settled	-0-	1,491
Gross decrease in market value adjustment to securities available for sale	7,483	4,199

Note 4 Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 810-10, “Consolidation.” As defined by ASC 810-10, a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under ASC 810-10, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

FASB Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” amends the ASC for FASB Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 167.” First Commonwealth adopted the new guidance under FASB ASU No. 2009-17 on January 1, 2010.

As part of its community reinvestment initiatives, First Commonwealth has invested in eleven qualified affordable housing projects as a limited partner. First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. Management evaluates the limited partnerships for impairment on an annual basis or more frequently as events warrant. There was no impairment recorded in 2009 or the first quarter of 2010. Based on ASC 810-10, First Commonwealth has determined that these investments will not be consolidated, but will continue to be accounted for under the equity method whereby First Commonwealth’s portion of the partnership’s results are recognized as earned. These investments are included in “Other assets” on the Condensed Consolidated Statements of Financial Condition.

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$1,250	$1,289

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2010

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

The following table identifies the notional amount of those instruments at:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Commitments to extend credit	$1,573,919	$1,598,599
Financial standby letters of credit	77,768	83,630
Performance standby letters of credit	78,610	76,194
Commercial letters of credit	788	1,275

The current notional amounts outstanding as of March 31, 2010 include financial standby letters of credit of $0.7 million, performance standby letters of credit of $3.5 million, and commercial letters of credit of $0.8 million issued during the first three months of 2010. A liability of $0.2 million has been recorded as of March 31, 2010, which represents the estimated fair value of letters of credit issued. See Note 11, “Fair Value of Assets and Liabilities,” for additional information.

Management evaluated the unused commitments and letters of credit to determine if a reserve should be recorded. The calculation included the probability of default, loss given default and the estimated utilization for the next twelve months for each loan category and the letters of credit. As of March 31, 2010, a liability of $0.6 million was recorded.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2010

Note 6 Investment Securities

Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
				(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$42,199	$3,495	$-0-	$45,694	$44,357	$2,995	$-0-	$47,352
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	684,659	31,568	(37)	716,190	749,417	28,665	(289)	777,793
Mortgage Backed Securities – Commercial	270	2	-0-	272	281	1	(6)	276
Other Government-Sponsored Enterprises	75,000	143	(125)	75,018	75,000	147	(172)	74,975
Obligations of States and Political Subdivisions	161,219	3,530	(829)	163,920	170,278	3,476	(897)	172,857
Corporate Securities	22,537	198	(1,768)	20,967	22,545	52	(3,767)	18,830
Pooled Trust Preferred Collateralized Debt Obligations	66,614	-0-	(38,453)	28,161	69,374	-0-	(39,644)	29,730

Total Debt Securities	1,052,498	38,936	(41,212)	1,050,222	1,131,252	35,336	(44,775)	1,121,813
Equity Securities	12,357	308	(174)	12,491	12,231	218	(406)	12,043

Total Securities Available for Sale	$1,064,855	$39,244	$(41,386)	$1,062,713	$1,143,483	$35,554	$(45,181)	$1,133,856

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within one year	$470	$473
Due after one but within five years	85,975	86,576
Due after five but within ten years	25,434	26,581
Due after ten years	213,491	174,436

	325,370	288,066
Mortgage Backed Securities (a)	727,128	762,156

Total Debt Securities	$1,052,498	$1,050,222

(a)	Mortgage Backed Securities include an amortized cost of $42 million and an estimated fair value of $45 million for Obligations of U.S. Government agencies issued by Ginnie Mae. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $685 million and an estimated fair value of $716 million.

For the three months ended March 31, 2010, net securities gains included $0.4 million in gains and no losses for securities available for sale.

Securities available for sale with an estimated fair value of $595 million and $637 million were pledged as of March 31, 2010 and December 31, 2009, respectively, to secure public deposits and for other purposes required or permitted by law.

Below is an analysis of the amortized cost and estimated fair values of debt securities held to maturity at:

	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
				(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$29	$2	$(0)	$31	$29	$3	$-0-	$32
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	77	6	(0)	83	89	7	-0-	96
Obligations of States and Political Subdivisions	31,785	875	(51)	32,609	36,640	912	(94)	37,458

Total Securities Held to Maturity	$31,891	$883	$(51)	$32,723	$36,758	$922	$(94)	$37,586

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within one year	$-0-	$-0-
Due after one but within five years	11,028	11,532
Due after five but within ten years	2,248	2,374
Due after ten years	18,509	18,703

	31,785	32,609
Mortgage Backed Securities (a)	106	114

Total Debt Securities	$31,891	$32,723

(a)	Mortgage Backed Securities include an amortized cost of $29 thousand and an estimated fair value of $31 thousand for Obligations of U.S. Government Agencies issued by Ginnie Mae. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $77 thousand and an estimated fair value of $83 thousand.

For the three months ended March 31, 2010, net securities gains included $14 thousand in gains and no losses for debt securities held to maturity. There were no sales of securities held to maturity in 2009 or 2008.

Securities held to maturity with an estimated fair value of $33 million and $37 million, were pledged as of March 31, 2010 and December 31, 2009, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 7 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2010 and December 31, 2009, our FHLB stock totaled $51.4 million and is included in Other investments on the Condensed Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as discontinued the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity, and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. Management reviewed the FHLB’s Form 10-K for the period ended December 31, 2009 filed with the SEC on March 18, 2010.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:

•	its operating performance;

•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;

•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and

•	its liquidity and funding position.

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock is recoverable. Accordingly, no impairment charge was recorded on these securities for the three months ended March 31, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 8 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while noncredit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). In the first quarter of 2010, we recorded $2.8 million in other-than-temporary impairment charges on six trust preferred collateralized debt obligations. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities. Additionally, $1.2 million in noncredit related gains on securities not expected to be sold was recorded in OCI on our trust preferred collateralized debt obligations.

In accordance with FASB ASC Topic 320, the noncredit related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI at the beginning of 2009. In 2008, $13.0 million in other-than-temporary impairment charges were recognized, of which $6.5 million related to noncredit related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $6.5 million, or $4.2 million net of tax on January 1, 2009.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government continues to provide assistance to financial institutions. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 11, “Fair Values of Assets and Liabilities” for additional information.

The following table presents the gross unrealized losses and estimated fair values at March 31, 2010 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
			(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	$3,079	$(37)	$-0-	$-0-	$3,079	$(37)
Other Government-Sponsored Enterprises	24,875	(125)	-0-	-0-	24,875	(125)
Corporate Securities	-0-	-0-	15,377	(1,768)	15,377	(1,768)
Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	28,161	(38,453)	28,161	(38,453)
Obligations of States and Political Subdivisions	24,712	(139)	19,166	(741)	43,878	(880)

Total Debt Securities	52,666	(301)	62,704	(40,962)	115,370	(41,263)
Equity Securities	830	(170)	46	(4)	876	(174)

Total Securities	$53,496	$(471)	$62,750	$(40,966)	$116,246	$(41,437)

At March 31, 2010, 3% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and investment grade municipalities. Corporate fixed income comprised 4% of the total unrealized losses, while pooled trust preferred collateralized debt obligations accounted for 93% and equity securities accounted for less than 1% of unrealized losses. The unrealized losses in the equity securities category consist of three issues. One of these issues has been in a continuous unrealized loss position for more than twelve months but is not considered impaired based on our analysis of the investment and the amount of the unrealized loss.

Corporate securities had a total unrealized loss of $1.8 million as of March 31, 2010. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large regional banks. As of March 31, 2010, our single issue trust preferred securities had an amortized cost of $21.3 million and an estimated fair value of $19.7 million, while our corporate debentures had a book value of $1.2 million and an estimated fair value of $1.3 million. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

The following table presents the gross unrealized losses and estimated fair values at December 31, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
			(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	$35,202	$(286)	$307	$(3)	$35,509	$(289)
Mortgage Backed Securities – Commercial	169	(5)	43	(1)	212	(6)
Other Government-Sponsored Enterprises	49,828	(172)	-0-	-0-	49,828	(172)
Corporate Securities	5,070	(641)	12,521	(3,126)	17,591	(3,767)
Pooled Trust Preferred Collateralized Debt Obligations	4,985	(3,698)	24,745	(35,946)	29,730	(39,644)
Obligations of State and Political Subdivisions	25,832	(150)	21,154	(841)	46,986	(991)

Total Debt Securities	121,086	(4,952)	58,770	(39,917)	179,856	(44,869)
Equity Securities	1,476	(402)	46	(4)	1,522	(406)

Total Securities	$122,562	$(5,354)	$58,816	$(39,921)	$181,378	$(45,275)

The following table provides additional information related to our corporate securities as of March 31, 2010:

Corporate Securities

(Single Issue Trust Preferred Securities and Corporate Debentures)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Current Moody’s/ Fitch Issuer Ratings (a)
BP Bank America Inst	Bank of America Corp	$1,025	$954	$(71)	Baa3/BB /*+
BP MBNA Capital	Bank of America Corp	1,027	1,001	(26)	Baa3/BB /*+
NB Capital Trust II	Bank of America Corp	3,075	2,964	(111)	Baa3/BB /*+
North Fork Cap Trust	Capital One Financial Corp	1,265	1,139	(126)	Baa3/BBB
Reliance Cap Trust	Capital One Financial Corp	488	366	(122)	NA
FCB/SC Cap Trust	First Citizens Bancorporation	494	405	(89)	NA
Fifth Third Cap	Fifth Third Bancorp	250	260	10	Baa3/BBB
Signal Capital Trust I	FirstMerit Corp	1,292	1,162	(130)	NA
PBI Capital Trust	Fulton Financial Corp	247	203	(44)	NA
KeyCorp Capital II	KeyCorp	1,853	1,708	(145)	Baa3/BBB
Union State Capital Trust I	KeyCorp	1,033	946	(87)	NA
BSB Cap Trust	M&T Bank Corp	464	223	(241)	NA
First Empire Cap MTB	M&T Bank Corp	4,882	4,306	(576)	Baa2/BBB
PNC Capital Trust	PNC Financial Services Group	453	478	25	Baa2/A-
Susquehanna Cap	Susquehanna Bancshares	500	510	10	Ba2/NA
First Union Instit Cap I	Wells Fargo Co.	3,000	3,072	72	Baa2/A

Total Single Issue Trust Preferred Securities		21,348	19,697	(1,651)

Fulton Financial Corp	Fulton Financial Corp	447	455	8	Baa2/BBB+
Provident Bk MD	M&T Bank Corp	245	260	15	NA/BBB+
PNC Bank NA	PNC Financial Services Group	497	555	58	A2/A

Total Corporate Debentures		1,189	1,270	81

Total Corporate Securities		$22,537	$20,967	$(1,570)

(a)*+	indicates positive watch

As of March 31, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $66.6 million with an estimated fair value of $28.2 million, which includes securities comprised of 372 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. Two of the pooled issues, representing $12.2 million of the $66.6 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2010, after taking into account management’s best estimates of future interest deferrals and defaults, eleven of our securities had no excess subordination in the tranches we own and three of our securities had excess subordination which ranged from 19% to 76% of the current performing collateral. As of March 31, 2010, five of our pooled trust preferred collateralized obligations with an estimated fair value of $6.6 million are not receiving interest payments and therefore are reflected in the table on page 48 as nonperforming securities.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of March 31, 2010:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Amortized Cost	Estimated Fair Value	Unrealized Loss	Moody’s/ Fitch Ratings	Current Number of Banks	Actual Deferrals and Defaults as a Percentage of Current Collateral	Excess Subordination as a Percentage of Current Performing Collateral
Pre TSL I	Senior	$3,676	$3,134	$(542)	A1/BBB	32	24.86%	76.45%
Pre TSL IV	Mezzanine	1,830	712	(1,118)	Ca/CCC	6	27.07%	19.46%
Pre TSL V	Mezzanine	452	184	(268)	Ba3/C	4	43.12%	0.00%
Pre TSL VI	Mezzanine	239	143	(96)	Caa1/CC	5	80.98%	0.00%
Pre TSL VII	Mezzanine	4,797	1,769	(3,028)	Ca/C	19	64.76%	0.00%
Pre TSL VIII	Mezzanine	1,619	361	(1,258)	C/C	36	43.67%	0.00%
Pre TSL IX	Mezzanine	2,251	902	(1,349)	Ca/C	49	29.22%	0.00%
Pre TSL X	Mezzanine	1,300	230	(1,070)	Ca/C	57	43.50%	0.00%
Pre TSL XII	Mezzanine	6,020	1,672	(4,348)	Ca/C	77	30.72%	0.00%
Pre TSL XIII	Mezzanine	13,653	4,618	(9,035)	Ca/C	65	20.78%	0.00%
Pre TSL XIV	Mezzanine	13,600	3,997	(9,603)	Ca/C	64	22.10%	0.00%
MMCap I	Senior	8,478	6,840	(1,638)	A3/A	29	21.60%	71.27%
MMCap I	Mezzanine	841	293	(548)	Ca/CCC	29	21.60%	0.00%
MM Comm IX	Mezzanine	7,858	3,306	(4,552)	Caa3/C	34	42.08%	0.00%

Total		$66,614	$28,161	$(38,453)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the first quarter of 2010, $2.8 million in credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a noncredit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit related portion is recognized in OCI and represents the difference between the estimated fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities. Additional information related to this analysis follows.

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2010. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators. A 10% projected recovery rate is applied to projected deferrals and a 0% projected recovery rate is applied to defaults. The probability of default is updated quarterly. As of March 31, 2010, default probabilities for performing collateral ranged from 0.33% to 55%.

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

Based upon the analysis performed by management as of March 31, 2010, it is probable that eleven of our pooled trust preferred securities will experience principal and interest shortfalls. These securities are identified in the table on page 18 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” The $2.8 million in credit related other-than-temporary impairment charges recognized in the first quarter of 2010 are primarily the result of additional interest deferrals within these pools. Our analysis as of March 31, 2010 indicates it is probable that we will collect all contractual principal and interest payments on the three remaining pooled trust preferred securities.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Balance, beginning (a)	$36,161	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	-0-	5,766
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	2,750	2,639

Balance, ending	$38,911	$10,921

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods. For the three months ended March 31, 2010, the beginning balance represents impairment losses taken before January 1, 2010. For the three months ended March 31, 2009, the beginning balance represents impairment losses taken before January 1, 2009.

On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes, and other relevant information. Based on the results of this review, management believes that the equity securities in an unrealized loss position as of March 31, 2010 are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time.

Note 9 Loans

The following table provides outstanding balances related to each of our loan types at:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,110,300	$1,121,069
Real estate-construction	428,776	430,804
Real estate-residential	1,184,447	1,207,863
Real estate-commercial	1,316,045	1,319,429
Loans to individuals	555,841	557,336

Total loans, net of unearned income	$4,595,409	$4,636,501

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Recorded balance of impaired loans at end of period	$167,388	$148,556
Allowance for credit losses allocated to loans considered impaired	74,190	33,265
Impaired loans with an allocation in the allowance for credit losses	136,884	108,318
Impaired loans with no allocation in the allowance for credit losses	30,504	40,238

For the three and twelve months ended:
Average recorded balance of impaired loans	$155,788	$83,843
Income recorded on impaired loans recognized on a cash basis	7	521

Impaired loans totaled $167.4 million at March 31, 2010, an increase of $18.8 million compared to December 31, 2009. As of March 31, 2010, commercial loans outside of Pennsylvania accounted for $81.5 million of the $167.4 million of total impaired loans. Significant additions to impaired loans in the first quarter of 2010 include the following:

•

A $13.0 million participation loan secured by a condominium development in Missouri. The borrower has experienced significant cash flow problems due to the economic downturn and ability to complete the project according to agreed upon terms is questionable.

•	A $7.2 million participation loan on a recently completed condominium project in North Carolina. Sales of completed units have slowed due to current market conditions.

Loans past due in excess of 90 days and still accruing decreased $1.8 million, or 12%, to $13.4 million at March 31, 2010 compared to December 31, 2009. Compared to March 31, 2009, loans past due in excess of 90 days decreased $4.2 million or 24%. Loans past due in excess of 90 days and still accruing are primarily 1-4 family residential loans where the collateral value exceeds outstanding loan balances and are in the process of collection.

Note 10 Income Taxes

At January 1, 2010 and March 31, 2010, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of non-interest expense. Federal and state tax years 2006 through 2009 were open for examination as of March 31, 2010.

Note 11 Fair Values of Assets and Liabilities

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value and the methods used for measuring fair value as well as requiring additional disclosures. Authoritative guidance issued under FASB ASC Topic 820 became effective January 1, 2009 and requires disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All nonfinancial assets are included either as a separate line item on the Condensed Consolidated Statements of Financial Condition or in the “Other assets” category of the Condensed Consolidated

Statements of Financial Condition. Currently, First Commonwealth does not have any nonfinancial liabilities to disclose.

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

In accordance with FASB ASC Topic 820, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels, based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange (“NYSE”). Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Level 1 securities include equity holdings comprised of publicly traded bank stocks which were priced using quoted market prices.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government issued by Agencies and Sponsored Enterprises, municipal securities, certain equity securities, FHLB stock, interest rate derivatives that include interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

The estimated fair values for Mortgage Backed Securities – Residential and Mortgage Backed Securities – Commercial were based on market data for these types of asset classes including broker quotes and trade and bid prices.

Obligations of States and Political Subdivisions estimated fair value is based on pricing models that incorporated other benchmark quoted securities with similar insurer, credit support, state of issuance and credit rating.

Other Investments is comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 7, “Other investments.”

Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts, and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”

For purposes of potential valuation adjustments to our derivative positions, First Commonwealth evaluates the credit risk of its counterparties as well as our own credit risk. Accordingly, we have considered factors such as the likelihood of default, expected loss given default, net exposures, and remaining contractual life, among other things, in determining if any estimated fair value adjustments related to credit risk are required. We review our counterparty exposure quarterly, and, when necessary, appropriate adjustments are made to reflect the exposure.

We also utilize this approach to estimate our own credit risk on derivative liability positions. To date, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position.

The equity investments included in Level 2 are based on broker prices and are included in Level 2 because they are not traded on an active exchange market.

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

The estimated fair values for the Municipal Securities included in Level 3 and Corporate securities, which include our single issue trust preferred securities, were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. These valuations were classified as Level 3 due to the inactivity in the respective markets.

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately twenty-one months; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 8, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

The estimated fair value of the nonmarketable equity investments included in level 3 is based on par value.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$45,694	$-0-	$45,694
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	716,190	-0-	716,190
Mortgage Backed Securities – Commercial	-0-	272	-0-	272
Other Government-Sponsored Enterprises	-0-	75,018	-0-	75,018
Obligations of States and Political Subdivisions	-0-	160,292	3,628	163,920
Corporate Securities	-0-	-0-	20,967	20,967
Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	28,161	28,161

Total Debt Securities	-0-	997,466	52,756	1,050,222
Equity Securities	2,648	8,273	1,570	12,491

Total Securities Available for Sale	2,648	1,005,739	54,326	1,062,713
Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	12,181	-0-	12,181

Total Assets	$2,648	$1,069,351	$54,326	$1,126,325

Other Liabilities (a)	$-0-	$13,077	$-0-	$13,077

Total Liabilities	$-0-	$13,077	$-0-	$13,077

(a)	Non-hedging interest rate derivatives

For the three months ended March 31, 2010, there were no transfers between estimated fair value Levels 1 and 2.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$-0-	$47,352	$-0-	$47,352
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	-0-	777,793	-0-	777,793
Mortgage Backed Securities – Commercial	-0-	276	-0-	276
Other Government-Sponsored Enterprises	-0-	74,975	-0-	74,975
Obligations of States and Political Subdivisions	-0-	169,257	3,600	172,857
Corporate Securities	-0-	-0-	18,830	18,830
Pooled Trust Preferred Collateralized Debt Obligations	-0-	-0-	29,730	29,730

Total Debt Securities	-0-	1,069,653	52,160	1,121,813
Equity Securities	3,001	7,472	1,570	12,043

Total Securities Available for Sale	3,001	1,077,125	53,730	1,133,856
Other Investments	-0-	51,431	-0-	51,431
Other Assets (a)	-0-	10,626	-0-	10,626

Total Assets	$3,001	$1,139,182	$53,730	$1,195,913

Other Liabilities (a)	$-0-	$11,491	$-0-	$11,491

Total Liabilities	$-0-	$11,491	$-0-	$11,491

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at March 31, 2010:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$3,600	$18,830	$29,730	$1,570	$53,730
Realized and unrealized credit losses included in earnings	-0-	-0-	(2,750)	-0-	(2,750)
Total gains unrealized in other comprehensive income	28	2,137	1,187	-0-	3,352
Purchases, settlements, pay downs, and maturities	-0-	-0-	(6)	-0-	(6)
Transfers into Level 3	-0-	-0-	-0-	-0-	-0-

Balance, end of quarter	$3,628	$20,967	$28,161	$1,570	$54,326

For the three months ended March 31, 2010, there were no transfers between levels of estimated fair value for available for sale securities.

Losses of $2.8 million included in earnings for the period are attributable to the change in realized gains (losses) relating to assets held at March 31, 2010 and are reported in the lines “Net impairment losses” and “Net securities gains” in the Condensed Consolidated Statements of Operations.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at March 31, 2009:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$-0-	$19,780	$47,080	$1,570	$68,430
Realized and unrealized credit losses included in earnings	-0-	-0-	(8,405)	-0-	(8,405)
Total (losses) realized/unrealized in other comprehensive income	-0-	(5,571)	(1,848)	-0-	(7,419)
Purchases, settlements, pay downs, and maturities	-0-	-0-	(148)	-0-	(148)
Transfers into Level 3	3,429	-0-	-0-	-0-	3,429

Balance, end of quarter	$3,429	$14,209	$36,679	$1,570	$55,887

Municipal securities totaling $3.4 million transferred to Level 3 during the first quarter of 2009. The primary reason for the transfer into Level 3 was the inactivity in the market that resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

Losses of $8.4 million included in earnings for the period are attributable to the change in realized gains (losses) relating to assets held at March 31, 2009 and are reported in the lines “Net impairment losses” and “Net securities gains” in the Condensed Consolidated Statements of Operations.

The table below presents the balances of assets measured at fair value on a nonrecurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Impaired loans	$51	$65,424	$32,128	$97,603
Other real estate owned	-0-	22,892	-0-	22,892

Total Assets	$51	$88,316	$32,128	$120,495

Impaired loans over $0.1 million are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The estimated fair value for impaired loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available.

Estimated fair value for other real estate owned is determined by an independent market based appraisal less costs to sell and is classified as level 2. Other real estate owned totaled $23.2 million as of March 31, 2010 and consisted primarily of one property with a carrying value of $20.8 million. This property represents a Pennsylvania based manufacturing plant with related real estate and equipment. An independent market based appraisal completed in April 2009, supports the carrying value for this property. However, current economic conditions are not favorable for the sale of distressed assets and therefore this property represents an ongoing risk to the corporation. We continually review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A step one goodwill impairment test for First Commonwealth was completed as of March 31, 2010. Based on this analysis, the estimated fair value of First Commonwealth exceeded its book value. There were no other assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2010.

FASB ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The methodologies for estimating the fair value of financial assets and financial liabilities are discussed below.

Cash and due from banks and Interest-bearing bank deposits: The carrying amounts for Cash and due from banks and Interest-bearing bank deposits approximate the estimated fair values of such assets.

Securities: Estimated fair values for securities available for sale and securities held to maturity are based on quoted market prices, if available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligations values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the estimated fair value assigned to each instrument. The carrying value of Other investments, which includes FHLB stock, is considered a reasonable estimate of fair value.

Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million at March 31, 2010. See Note 5, “Commitments and Letters of Credit,” for additional information.

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

Short-term borrowings: The estimated fair values of borrowings from the FHLB were estimated based on the estimated incremental borrowing rate for similar types of borrowings. The carrying amounts of other short-term borrowings such as federal funds purchased, securities sold under agreement to repurchase and treasury, tax and loan notes were used to approximate fair value due to the short-term nature of the borrowings.

Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimated incremental borrowing rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments:

	March 31, 2010		December 31, 2009
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
	(dollars in thousands)
Assets
Cash and due from banks	$79,136	$79,136	$89,232	$89,232
Interest-bearing bank deposits	57,073	57,073	327	327
Securities available for sale	1,062,713	1,062,713	1,133,856	1,133,856
Securities held to maturity	31,891	32,723	36,758	37,586
Other Investments	51,431	51,431	51,431	51,431
Loans	4,595,409	4,563,726	4,636,501	4,655,167

Liabilities
Deposits	$4,652,269	$4,723,533	$4,535,785	$4,619,070
Short-term borrowings	794,195	631,267	958,932	950,799
Long-term debt	119,084	121,734	168,697	172,249
Subordinated debt	105,750	70,717	105,750	70,874

(a)	As reported in the Condensed Consolidated Statements of Financial Condition.

Note 12 Derivatives

First Commonwealth is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the estimated fair value of the swaps offset each other, except for the credit risk of the counterparties, which is calculated by taking into consideration the risk rating, probability of default and loss given default for all counterparties.

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

A liability of $0.9 million was recorded for credit risk on an aggregate notional amount outstanding of $227.9 million for interest rate derivatives and $133.0 million of risk participation agreements at March 31, 2010. The estimated fair value of our derivatives is included in a table in Note 11 “Fair Values of Assets and Liabilities” in the line items “Other assets” and “Other liabilities.”

The table below presents the amount representing the change in the estimated fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31
	2010	2009
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) Increase in other income	$(31)	$76

Note 13 Goodwill

FASB ASC Topic 350, “Intangibles – Other” requires that goodwill be reviewed annually, or more frequently if circumstances indicate that it might be impaired, by comparing the fair value of the goodwill to its recorded, or carrying value. If the carrying value of goodwill exceeds its fair value, an impairment charge must be recorded.

First Commonwealth Financial Corporation has one reporting unit. The carrying amount of goodwill as of March 31, 2010 and December 31, 2009 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2010 or 2009.

Goodwill is tested for impairment annually as of November 30th and again at any quarter-end if any material events occur during a quarter that may affect goodwill. We have evaluated our goodwill for impairment at June 30, 2009 and each subsequent quarter-end thereafter as a result of the negative impact of other-than-temporary impairment charges and credit losses in our loan portfolio have had on our earnings. These losses along with ongoing uncertainty in the general economy and the financial markets, which may continue to negatively impact our performance and stock price, resulted in a need to evaluate our goodwill.

Goodwill was tested for impairment by estimating the fair value as of March 31, 2010. We retained a qualified third-party valuation firm to assist in our Step 1 test for potential goodwill impairment.

When determining estimated fair value in Step 1, we utilized an income approach and two market approaches and then applied weighting factors to each result. These weighting factors represent our best estimate of the weighting a market participant would utilize in arriving at an estimated fair value.

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

One of the market approaches used in the Step 1 test calculates the estimated fair value of First Commonwealth by using median pricing multiples in recent actual acquisitions of companies similarly sized and then applying these multiples to the organization. Since no company or transaction is identical to First Commonwealth, the results of this analysis are only an indication of comparable value. The results of this market approach could be adversely affected if pricing multiples for future acquisitions differ materially from those paid currently. The second market approach calculates the change of control price a market participant would pay by adding a change of control premium to the current trading value of the company. This approach assumes that current share price reflects an accurate estimate of fair value for the company.

Based upon the Step 1 impairment testing, it was determined that First Commonwealth’s estimated fair value exceeded its carrying value, therefore in accordance with ASC Topic 350-20-35-8, a Step 2 analysis was not necessary and no impairment charge was required. Management will continue to monitor events that could impact this conclusion in the future.

Note 14 New Accounting Pronouncements

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

FASB authoritative accounting guidance, ASU No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under FASB ASC Topic 820 is effective for interim and annual periods beginning after August 2009 and did not have a material impact on First Commonwealth’s financial condition or results of operations.

FASB ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets” makes several significant amendments to FASB ASC Topic 860, “Transfers and Servicing” including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance is effective for fiscal years beginning after November 15, 2009. First Commonwealth adopted the new guidance under FASB ASU No. 2009-16 on January 1, 2010. The adoption did not have a material impact on First Commonwealth’s financial condition or results of operations.

FASB ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. First Commonwealth adopted the new guidance under FASB ASU No. 2009-17 on January 1, 2010. The adoption did not have a material impact on First Commonwealth’s financial condition or results of operations.

In January 2010, FASB issued FASB ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” The ASU revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and nonrecurring fair value measurements. We adopted these new disclosure requirements during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on First Commonwealth’s financial condition or results of operations. Management does not believe that the adoption of the remaining portion of the ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

In February 2010, FASB issued FASB ASU No. 2010-09, “Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements.” The ASU establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers. Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place. Only the disclosure is affected. The ASU also removes the requirement to make subsequent events disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2010 and 2009, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” or words of similar meaning. These forward-looking statements include statements relating to our anticipated future financial performance, projected growth and management’s long term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events, our business and growth strategies.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements:

•

Economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

•	The general decline in the real estate and lending market may continue to negatively affect our financial results;

•	Inaccuracies in our assumptions used in calculating the appropriate amount to be placed into our allowance for loan and lease losses:

•	Restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	Legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged;

•	Competitive pressures among depository and other financial institutions may increase significantly;

•	Changes in the interest rate environment may reduce margins or the volumes or values of the loans we make;

•	Competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;

•	Our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	Adverse changes may occur in the bond and equity markets;

•	War or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and

•	Economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate.

Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider all risks and uncertainties set forth in this report and disclosed in our other periodic and current reports filed with the Commission, including our 2009 Annual Report on Form 10-K.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Summary

First Commonwealth is a financial holding company that is headquartered in Indiana, Pennsylvania with assets of approximately $6.3 billion at March 31, 2010, total loans of $4.6 billion, total deposits of $4.7 billion and shareholders’ equity of $633.1 million. First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank, which operates 115 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania. The largest concentration of our branch offices are located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown, and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. We also provide trust and wealth management services and offer insurance products through First Commonwealth Bank and our other operating subsidiaries. First Commonwealth’s common stock trades on the NYSE under the symbol “FCF.”

The challenging economic environment and its effects on our commercial loan portfolio continue to negatively impact our financial performance during the first three months of 2010. Out-of-market loans and large exposures to a relatively small number of commercial borrowers represent a small portion of our total assets, but have had a disproportionate effect on earnings. Management continues to focus on these issues as well as taking necessary steps to mitigate the risks of these exposures.

During the first quarter of 2010, the profile of our balance sheet changed with growth in lower costing transactions and savings deposits, reduced loan volumes and a strategy of allowing the securities portfolio to mature without being replaced in order to provide funds to pay down borrowings as the risk/reward for balance sheet leveraging activities has become less attractive in the current rate environment. These changes resulted in a decline in total assets, but are expected to mitigate liquidity and interest rate risk.

Explanation of Use of Non-GAAP Financial Measure

In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), First Commonwealth management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis. We believe this non-GAAP financial measure provides information useful to investors in understanding our underlying operational performance and our business and performance trends as it facilitates comparison with the performance of others in the financial services industry. Although we believe that this non-GAAP financial measure enhances investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Operation is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 36.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Net Income

For the three months ended March 31, 2010, First Commonwealth had a net loss of $13.2 million or $0.15 per share as compared to net income of $1.7 million or $0.02 per diluted share for the same period in 2009. The return on average assets for the three month period was a negative 0.83% compared to a positive 0.11% for the comparable period in 2009. The return on average equity was a negative 8.17% for the three month period ended March 31, 2010 and a positive 1.03% for the same period in 2009.

The 2010 first quarter net loss resulted primarily from a provision for credit losses of $45.0 million related primarily to updated collateral values on three large commercial loans. Other items affecting results for the three month period ending March 31, 2010 include net impairment losses of $2.8 million; an increase of 15 basis points or $2.1 million in net interest margin on a fully tax-equivalent basis; an increase of $1.2 million in non-interest income, excluding net security losses; and a decrease of $0.1 million in non-interest expense compared to the same period as last year.

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, increased $2.1 million, or 4%, in the first quarter of 2010 as compared to the first quarter of 2009, despite the negative impact of a $138.2 million increase in the level of nonperforming loans. The net interest income increase was a result of a 15 basis point increase in the net interest margin, partially offset by a decline in average earning assets. Net interest margin was 3.87% and 3.72% for the three month periods ended March 31, 2010 and 2009, respectively. The improved net interest margin can be attributed to a more favorable deposit mix, improved loan pricing and reduced balance sheet leveraging activities.

Interest income, on a fully taxable-equivalent basis, decreased $5.3 million, or 7%, as the contribution from loan growth was negatively offset by a decrease in average investment securities and lower interest rates. Comparing the first quarter of 2010 with the same period in 2009, average loans increased $175.4 million primarily in the commercial real estate, home equity and indirect lending categories, while average investments declined $232.5 million as proceeds from maturing securities contributed to a decrease in average borrowings. The taxable-equivalent yield on earnings assets decreased 35 basis points from 5.40% in the first quarter of 2009 to 5.05% in the first quarter of 2010.

Interest expense decreased $7.4 million or 30%, primarily due to a 58 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was 1.34% and 1.92% at March 31, 2010 and 2009, respectively. The benefit from the lower interest rates paid was offset by growth in average deposits which increased $295.5 million, including $482.6 million of lower costing transaction and savings deposits, offset by a $187.1 million decrease in time deposits.

The following table reconciles interest income in the Condensed Consolidated Statements of Operations to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Interest income per Condensed Consolidated Statement of Operations	$70,078	$74,941
Adjustment to fully taxable-equivalent basis	2,798	3,185

Interest income adjusted to fully taxable-equivalent basis (non-GAAP)	72,876	78,126
Interest expense	16,980	24,342

Net interest income adjusted to fully taxable-equivalent basis (non-GAAP)	$55,896	$53,784

The following is an analysis of the average balance sheets and net interest income on a fully taxable-equivalent basis, for the three months ended March 31:

	Average Balance Sheets and Net Interest Income Analysis
	2010			2009
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$38,815	$25	0.26%	$813	$1	0.50%
Tax-free investment securities	198,749	3,309	6.75	258,227	4,451	6.99
Taxable investment securities	977,286	10,494	4.35	1,150,320	13,771	4.86
Loans, net of unearned income (b)(c)	4,635,712	59,048	5.17	4,460,337	59,903	5.45

Total interest-earning assets	5,850,562	72,876	5.05	5,869,697	78,126	5.40

Noninterest-earning assets:
Cash	75,494			74,117
Allowance for credit losses	(84,206)			(53,392)
Other assets	586,616			528,270

Total noninterest-earning assets	577,904			548,995

Total Assets	$6,428,466			$6,418,692

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$599,736	$204	0.14%	$585,270	$549	0.38%
Savings deposits (d)	1,725,885	3,554	0.84	1,315,349	4,411	1.36
Time deposits	1,639,524	9,822	2.43	1,826,609	14,616	3.25
Short-term borrowings	921,496	852	0.38	1,133,497	1,347	0.48
Long-term debt	234,082	2,548	4.41	290,013	3,419	4.78

Total interest-bearing liabilities	5,120,723	16,980	1.34	5,150,738	24,342	1.92

Noninterest-bearing liabilities and capital:

Noninterest-bearing demand deposits (d)	618,177			560,577
Other liabilities	35,780			45,381
Shareholders’ equity	653,786			661,996

Total noninterest-bearing funding sources	1,307,743			1,267,954

Total Liabilities and Shareholders’ Equity	$6,428,466			$6,418,692

Net Interest Income and Net Yield on Interest-Earning Assets		$55,896	3.87%		$53,784	3.72%

(a)	Income on interest-earning assets has been computed on a tax-equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31:

	Analysis of Changes in Net Interest Income
	Three Months Ended March 31, 2010 Compared with March 31, 2009
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$24	$47	$(23)
Tax-free investment securities	(1,142)	(1,025)	(117)
Taxable investment securities	(3,277)	(2,074)	(1,203)
Loans	(855)	2,357	(3,212)

Total interest income (b)	(5,250)	(695)	(4,555)

Interest-bearing liabilities:
Interest-bearing demand deposits	(345)	14	(359)
Savings deposits	(857)	1,377	(2,234)
Time deposits	(4,794)	(1,497)	(3,297)
Short-term borrowings	(495)	(251)	(244)
Long-term debt	(871)	(659)	(212)

Total interest expense	(7,362)	(1,016)	(6,346)

Net interest income	$2,112	$321	$1,791

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a tax-equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the first quarter of 2010 totaled $45.0 million, an increase of $36.8 million as compared to the first quarter of 2009. The higher provision resulted primarily from an updated collateral valuation for a commercial real estate loan in Florida that was placed in nonaccrual status during the third quarter of 2009, an out-of market commercial loan that migrated to nonaccrual status during the first quarter of 2010 and continued deterioration in a western Pennsylvania commercial loan that was placed in nonaccrual status in the fourth quarter of 2009.

The table below provides a breakout of the provision for credit losses by loan category for the three months ended:

	March 31, 2010		March 31, 2009
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial and agricultural	$3,450	8%	$(1,484)	(18%)
Real estate-construction	41,817	93	509	6
Real estate-residential	610	1	1,527	18
Real estate-commercial	(1,748)	(4)	6,479	79
Loans to individuals	891	2	1,211	15

Total	$45,020	100%	$8,242	100%

In the first quarter 2010, the provision related to commercial, financial and agricultural loans was primarily due to $3.6 million allocated for a $46.1 million line of credit to a western Pennsylvania real estate developer. The company has been working with multiple financial institutions in order to develop a work-out plan.

The provision for credit losses related to real estate-construction loans was primarily due to $22.5 million allocated for a $39.4 million construction loan for a Florida condominium project that was placed into nonaccrual status in the third quarter of 2009. Continued market deterioration, and questions concerning the developer’s willingness and capacity to complete the project, resulted in a change in the estimated collateral value from an “as completed” to an “as is” raw land valuation. Additionally, $10.9 million was allocated for a $13.0 million condominium development project in Missouri and $3.3 million for an $8.6 million participation construction loan for a Nevada resort development. The Missouri condominium project was placed in nonperforming status in the first quarter of 2010. Reduced market demand and cash flow issues have delayed project completion and a work-out plan is being developed. Developers for the operating Nevada resort are abandoning expansion plans due to market conditions and this loan was placed into nonperforming status the first quarter of 2010. The bank has personal recourse to the developers on all three projects, however, that was not given any weight in reserves assessments.

Net charge-offs were $7.9 million in the first quarter of 2010 compared to $19.5 million in the first quarter of 2009. Net charge-offs in the first quarter of 2010 included $2.1 million for a participation loan secured by real estate in Illinois. The original loan was $5.0 million and currently has an outstanding balance of $2.9 million. The loan was placed in nonaccrual status in the second quarter of 2009. Additionally, net charge-offs of $1.0 million were recorded for a participation loan secured by real estate in Ohio. The original loan was $6.2 million and was moved to nonaccrual status in the second quarter of 2009. The outstanding balance is currently $1.3 million.

The allowance for credit losses was $118.7 million or 2.58% of total loans outstanding at March 31, 2010 compared to $81.6 million or 1.76% at December 31, 2009 and $41.5 million or 0.93% at March 31, 2009. The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is directionally consistent with the increase in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2010.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31:

	2010	2009
	(dollars in thousands)
Balance, beginning of year	$81,639	$52,759
Loans charged off:
Commercial, financial and agricultural	851	7,907
Loans to individuals	1,069	1,234
Real estate-construction	3,713	4,326
Real estate-commercial	999	5,177
Real estate-residential	1,544	1,034

Total loans charged off	8,176	19,678

Recoveries of loans previously charged off:
Commercial, financial and agricultural	73	88
Loans to individuals	110	118
Real estate-construction	-0-	-0-
Real estate-commercial	37	9
Real estate-residential	22	11

Total recoveries	242	226

Net charge-offs	7,934	19,452
Provision charged to expense	45,020	8,242

Balance, end of period	$118,725	$41,549

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

Non-Interest Income

The following table presents the components of non-interest income for the three months ended March 31:

	2010	2009
	(dollars in thousands)
Non-Interest Income
Trust income	$1,494	$1,087
Service charges on deposit accounts	4,152	3,837
Insurance and retail brokerage commissions	1,862	1,616
Income from bank owned life insurance	1,257	1,138
Card related interchange income	2,320	1,896
Other income	2,696	3,008

Subtotal	13,781	12,582
Net securities gains	420	24
Net impairment losses	(2,750)	(9,866)

Total non-interest income	$11,451	$2,740

Total non-interest income for the three month period ended March 31, 2010 increased $8.7 million, or 318%, compared to the same period in 2009 primarily due to a decline in net impairment losses. Non-interest income, excluding net security losses, increased $1.2 million as many of the major non-interest income categories increased over the comparable period in 2009.

Net impairment losses of $2.8 million for the first quarter of 2010 decreased $7.1 million compared to the three month period ending March 31, 2009. Impairment charges in the first quarter of 2010 are the result of credit related other-than-temporary impairment losses on trust preferred collateralized debt obligations. In the first quarter of 2009, other-than-temporary impairment charges included $8.4 million on trust preferred collateralized debt obligations and $1.5 million on bank equity securities. The decreased level of impairment charges on trust preferred securities experienced in the first quarter of 2010 can be attributed to a decline in the level of deferrals and defaults by the underlying banks in these investments.

Service charges on deposit accounts increased $0.3 million, or 8%, due to increased overdraft and business account analysis fees. Card-related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $0.4 million, or 22%, due to growth in usage of debit cards, increased demand deposit accounts and larger dollar transactions.

Trust income increased $0.4 million, or 37%, for the first quarter of 2010 as compared to the same period of 2009 as a result of increased market values of assets under management and implementation of a new fee schedule in the first quarter of 2010.

Insurance and retail brokerage commissions increased $0.2 million, or 15%, for the first quarter of 2010 compared to the corresponding period of 2009 mainly due to higher sales resulting from additional producers and an enhanced calling program.

Other income decreased $0.3 million, or 10%, for the first quarter of 2010 compared to the comparable period of 2009 primarily due to a $0.6 million decline in the fee income generated from new commercial loan interest rate swaps.

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended March 31:

	2010	2009
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$22,327	$22,500
Net occupancy expense	3,893	4,000
Furniture and equipment expense	3,165	2,975
Data processing expense	1,437	1,132
Pennsylvania shares tax expense	1,057	1,331
Intangible amortization	657	743
Collection and repossession expense	923	901
Other professional fees and services	1,166	1,063
FDIC insurance	1,963	1,521
Other operating expenses	6,651	7,182

Total non-interest expense	$43,239	$43,348

Total non-interest expense for the three months ended March 31, 2010 was essentially unchanged from the first quarter of 2009, decreasing $0.1 million. Compared to the first quarter of 2009, increases were recognized in FDIC insurance, data processing and expense related to unfunded loan commitments.

Salaries and employee benefits decreased $0.2 million, or 0.8%, for the three months ended March 31, 2010 compared with the same period in 2009. The decrease is primarily attributable to a reduction in staffing levels, incentives and benefit plans. Full time equivalent staff decreased 22 to 1,626 as compared to 1,648 at March 31, 2009.

FDIC insurance premiums increased $0.4 million, or 29%, as higher premiums were imposed on all banks. Data processing and furniture and equipment expense increased $0.5 million, or 27%, as a result of higher investments in technology solutions. Additionally, the expense related to the reserve for probable losses on unfunded loan commitments increased $0.2 million compared to the comparable period in 2009.

These increases were offset by successful expense initiatives throughout the organization that resulted in significant reductions in other operating expenses that included occupancy, advertising, travel and entertainment and director fees.

Income Tax

The provision for income taxes for the first quarter of 2010 decreased $10.6 million from $0.1 million in the comparable period of 2009 due to the pretax loss of $23.7 million and a low level of pretax income of $1.7 million for the first quarter of 2009. First Commonwealth ordinarily utilizes an annual effective tax rate approach to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income. First Commonwealth generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits that are relatively consistent regardless of the level of pretax income, including tax-exempt interest, income from bank owned life insurance and low income housing tax credits. The income tax benefit recognized in the first quarter of 2010 utilized the “discrete period approach” as permitted by ASC 740-270 “Income Taxes Interim Reporting,” which is the statutory tax rate applied to the pretax loss minus the tax benefits generated in the three month period ending March 31, 2010.

As of March 31, 2010, our deferred tax assets totaled $75.4 million. Based on our evaluation as of March 31, 2010, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2010, proceeds from the maturity and redemption of investment securities totaled $101.7 million and provided funds used to pay down borrowings in order to mitigate and better manage liquidity and interest rate risk. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

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

During the first quarter of 2010, we began participating in the Certificate of Deposit Account Registry Services (“CDARS”) program. As of March 31, 2010, we obtained $59.2 million in brokered CDARS certificates of deposits as part of an ALCO strategy to increase and diversify funding sources. The certificates of deposits generated provided low cost funding with an average rate of .19% and an average maturity term of 75 days as of March 31, 2010. In the second quarter of 2010, we will expand our participation in the CDARS program by participating in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks.

We have increased our borrowing capacity at the FRB by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At March 31, 2010, our borrowing capacity at the FRB related to this program was $692 million. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of March 31, 2010, nor has the line been utilized since its inception in May 2009. Additionally, we guarantee a $5.1 million ESOP loan. We are currently not meeting debt covenants related to Return on Average Assets, Nonperforming Loans to Total Loans, and Allowance for Loan Loss to Nonperforming Loans. We are working with the lenders and expect to either obtain a waiver or a modification for these covenants.

First Commonwealth’s long-term liquidity source is its core deposit base and its capital position which remains at a well capitalized level. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first three months of 2010, total deposits increased $116.5 million, investments declined $76.0 million and loans decreased $41.1 million. These balance sheet changes provided funds used to decrease borrowings by $214.4 million. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Interest-bearing demand deposits	$99,218	$107,612
Savings deposits	2,273,714	2,175,953
Time deposits	1,640,153	1,610,989

Total interest-bearing deposits	$4,013,085	$3,894,554

At March 31, 2010, noninterest-bearing deposits decreased by $2.0 million and interest-bearing deposits increased $118.5 million compared to December 31, 2009. Contributing to the increase in interest-bearing deposits was $97.8 million growth in savings deposits, partly offset by an $8.4 million decrease in interest-bearing demand deposits. Time deposits increased $29.2 million in the first quarter of 2010, including $59.2 million of brokered deposits that were obtained through the CDARS program.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our market risk is composed primarily of interest rate risk. Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall, while certain depositors can redeem their certificates early when rates rise.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.73 at March 31, 2010 and 0.72 at December 31, 2009. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,281,166	$145,854	$309,192	$2,736,212	$1,629,245	$229,952
Investments	150,709	103,580	152,474	406,763	458,186	280,503
Other interest-earning assets	57,073	-0-	-0-	57,073	-0-	-0-

Total interest-sensitive assets (ISA)	2,488,948	249,434	461,666	3,200,048	2,087,431	510,455

Certificates of deposit	345,245	373,412	320,901	1,039,558	588,034	12,482
Other deposits	2,373,011	-0-	-0-	2,373,011	-0-	-0-
Borrowings	884,223	35,461	44,326	964,010	13,742	40,384

Total interest-sensitive liabilities (ISL)	3,602,479	408,873	365,227	4,376,579	601,776	52,866

Gap	$(1,113,531)	$(159,439)	$96,439	$(1,176,531)	$1,485,655	$457,589

ISA/ISL	0.69	0.61	1.26	0.73	3.47	9.66
Gap/Total assets	17.55%	2.51%	1.52%	18.54%	23.42%	7.21%

	December 31, 2009
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,298,032	$166,057	$326,804	$2,790,893	$1,639,953	$205,655
Investments	140,836	106,357	135,379	382,572	552,411	286,840
Other interest-earning assets	327	-0-	-0-	327	-0-	-0-

Total interest-sensitive assets (ISA)	2,439,195	272,414	462,183	3,173,792	2,192,364	492,495

Certificates of deposit	266,221	252,528	473,039	991,788	605,442	13,676
Other deposits	2,283,648	-0-	-0-	2,283,648	-0-	-0-
Borrowings	1,085,158	13,460	55,223	1,153,841	37,864	40,476

Total interest-sensitive liabilities (ISL)	3,635,027	265,988	528,262	4,429,277	643,306	54,152

Gap	$(1,195,832)	$6,426	$(66,079)	$(1,255,485)	$1,549,058	$438,343

ISA/ISL	0.67	1.02	0.87	0.72	3.41	9.09
Gap/Total assets	18.55%	0.10%	1.03%	19.48%	24.03%	6.80%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

	March 31, 2010
	- 200	- 100	+ 100	+ 200
	(dollars in thousands)
Net interest income change (12 months):	$(2,541)	$1,511	$(676)	$(453)

	December 31, 2009
	- 200	- 100	+ 100	+ 200
	(dollars in thousands)
Net interest income change (12 months):	$(4,413)	$646	$(4,076)	$(3,489)

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 to 25 basis point range. Results of the 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 2% and therefore cannot decline 200 basis points, yet our interest-sensitive assets are able to decline the full 200 basis points. In the three month period ending March 31, 2010, the cost of our interest-bearing liabilities averaged 1.34% and the yield on our average interest-earning assets averaged 5.05%.

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

First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual problem loans with a balance greater than $0.1 million, loss experience trends, delinquency and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

Nonperforming loans include nonaccrual loans and troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources.

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

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the estimated fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for loan losses are recognized where appropriate.

The allowance for credit losses was $118.7 million at March 31, 2010 or 2.58% of loans outstanding compared to 1.76% reported at December 31, 2009 and 0.93% at March 31, 2009. The allowance for credit losses as a percentage of nonperforming loans was 71% as of March 31, 2010 compared to 55% at December 31, 2009 and 142% at March 31, 2009. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations related to nonperforming loans covering 44% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2010.

The following table identifies amounts of loan losses and nonperforming loans and securities:

	March 31,				December 31,
	2010		2009		2009
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$166,779		$29,049		$147,937
Troubled debt restructured loans	609		128		619

Total nonperforming loans	$167,388		$29,177		$148,556

Loans past due in excess of 90 days and still accruing	$13,371		$17,532		$15,154

Other real estate owned	23,191		25,936		24,287

Loans outstanding at end of period	4,595,409		4,457,358		4,636,501

Average loans outstanding	4,635,712	(a)	4,460,337	(a)	4,557,227	(b)

Provision for credit losses (year to date)	45,020	(a)	8,242	(a)	100,569	(b)

Allowance for credit losses	118,725		41,549		81,639

Net charge-offs (year to date)	7,934	(a)	19,452	(a)	71,689	(b)

Nonperforming loans as a percentage of total loans	3.64%		0.65%		3.20%

Net charge-offs as a percentage of average loans outstanding (annualized)	0.69%		1.77%		1.57%

Provision for credit losses as a percentage of net credit losses	567.43	%(a)	42.37	%(a)	140.29	%(b)

Allowance for credit losses as a percentage of end-of-period loans outstanding	2.58%		0.93%		1.76%

Allowance for credit losses as a percentage of nonperforming loans	70.93%		142.40%		54.96%

Nonperforming Securities:
Nonaccrual securities at market value	$6,553		$-0-		$3,258

(a)	For the three month period ended
(b)	For the twelve month period ended

The following tables provide information related to loan type:

	As of March 31, 2010		As of December 31, 2009
	Outstanding	Percentage of Total	Outstanding	Percentage of Total
	Balance	Portfolio	Balance	Portfolio
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,110,300	24%	$1,121,069	24%
Real estate-construction	428,776	9	430,804	9
Real estate-residential	1,184,447	26	1,207,863	26
Real estate-commercial	1,316,045	29	1,319,429	29
Loans to individuals	555,841	12	557,336	12

Total loans, net of unearned income	$4,595,409	100%	$4,636,501	100%

	For Three Months Ended March 31, 2010			As of March 31, 2010
	Net Charge-offs	Percentage of Total Net Charge-offs	Net Charge- offs as a Percentage of Average Loans	Nonperforming Loans	Percentage of Total Nonperforming	Nonperforming Loans as a Percentage of Total Loans
Commercial, financial, agricultural and other	$778	10%	0.07%	$53,029	32%	1.15%
Real estate-construction	3,713	47	0.32	83,669	50	1.82
Real estate-residential	1,522	19	0.13	3,596	2	0.08
Real estate-commercial	962	12	0.09	27,079	16	0.59
Loans to individuals	959	12	0.08	15	-0-	0.00

Total loans, net of unearned income	$7,934	100%	0.69%	$167,388	100%	3.64%

As the above table illustrates, two categories of loans, real estate-construction and commercial, financial, agricultural and other, were a significant portion of the nonaccrual loans as of March 31, 2010.

Real estate-construction loans, which represent only 9% of total loans, were 47% of net charge-offs during the three months ended March 31, 2010 and 50% of total nonaccrual loans as of March 31, 2010. In the real estate-construction category, loans generated outside of Pennsylvania represented 95% of nonaccrual loans and 98% of the charge-offs for that category in the first quarter of 2010. Nonaccrual real estate-construction loans totaled $83.7 million as of March 31, 2010, of which $46.6 million related to three separate condominium projects in Florida and $13.0 million related to a condominium development project in Missouri.

Commercial, financial, agricultural and other loans were 24% of total loans, 10% of net charge-offs and 32% of total nonaccrual loans. Of the $53.0 million nonaccrual loans in this category, $46.1 million related to one borrower in western Pennsylvania.

The following table for real estate-construction, real estate-commercial, and commercial, financial, agricultural and other loans shows the percentage of such loans at March 31, 2010 that had been generated in and out of Pennsylvania; the percentage of net charge-offs for the three months ended March 31, 2010; and the percentage of nonaccrual loans as of March 31, 2010 attributable to loans generated in and out of Pennsylvania:

	Percentage of Loans In Category	Percentage of Net Charge-offs In Category	Percentage of Nonaccrual Loans In Category

Commercial, financial, agricultural and other
Loans generated in Pennsylvania	81%	100%	96%
Loans generated out of Pennsylvania	19	-0-	4
Real estate-construction
Loans generated in Pennsylvania	65%	2%	5%
Loans generated out of Pennsylvania	35	98	95
Real estate-commercial
Loans generated in Pennsylvania	89%	100%	100%
Loans generated out of Pennsylvania	11	-0-	-0-

In the real estate-construction category, loans generated outside of Pennsylvania represented 95% of nonaccrual loans in that category and 98% of the charge-offs for that category in the first quarter of 2010.

During 2009, First Commonwealth implemented controls and policies to restrict the size of future loan exposures; defined our lending market so that we are more focused on our loan originations within our core Pennsylvania markets; and began to focus on a strategy that would avoid concentrations in credit and provide for a balanced consumer and commercial portfolio. We believe that these actions will mitigate some of the risk in our loan portfolio.

Capital Resources

At March 31, 2010, shareholders’ equity was $633.1 million, a decrease of $5.7 million from December 31, 2009. The decrease was primarily the result of the $13.2 million net loss and $2.5 million in dividends declared offset by proceeds of $4.7 million from both reissued treasury stock and additional capital stock issued. A strong capital base provides First Commonwealth with a foundation to manage the current economic challenges, to expand lending, to protect depositors and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable equity to assets ratio.

First Commonwealth and its banking subsidiary are “well capitalized” as defined by regulatory risk based capital guidelines; however, we may raise additional capital in the future as necessitated by market conditions and our financial condition, to fund growth in interest-earning assets or to expand our market area or product offerings through acquisitions or de novo expansion.

The FRB has issued risk-based capital adequacy guidelines, which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization’s total capital be common and other

“core” equity capital (“Tier I Capital”); (2) assets and off-balance-sheet items be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets of 4%.

The table below presents First Commonwealth’s capital position at March 31, 2010:

	Actual		Regulatory Minimum		Well Capitalized		Excess over Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$612,686	11.1%	$441,250	8.0%	N/A	N/A	N/A
First Commonwealth Bank	577,384	10.6	436,236	8.0	$545,295	10.0	$32,089

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$543,681	9.9%	$220,625	4.0%	N/A	N/A	N/A
First Commonwealth Bank	509,204	9.3	218,118	4.0	$327,177	6.0	$182,027

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$543,681	8.7%	$250,470	4.0%	N/A	N/A	N/A
First Commonwealth Bank	509,204	8.2	247,931	4.0	$309,914	5.0	$199,290

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10%, 6% and 5%, respectively. At March 31, 2010, First Commonwealth’s banking subsidiary exceeded those requirements.

In March 2010, First Commonwealth filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for issuance of up to $300.0 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. First Commonwealth may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of March 31, 2010, First Commonwealth had not issued any securities pursuant to the shelf registration statement.

On April 21, 2010, First Commonwealth Financial Corporation declared a quarterly dividend of $0.01 per share payable on May 14, 2010. This dividend represents a decrease of $0.02 from the amount declared in January 2010 and a decrease of $0.11 from the amount declared in the first quarter of 2009. The dividend reductions provide for the strengthening of capital during a time of unprecedented uncertainty and market volatility.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings to which First Commonwealth is a party or of which any of its property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth.

ITEM  1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2009.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION (CONTINUED)

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed April 21, 2010

10.1	Employment Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.1 to the current report as Form 8-K filed January 28, 2010

10.2	Restricted Stock Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.2 to the current report as Form 8-K filed January 28, 2010

10.3	Change of Control Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.3 to the current report as Form 8-K filed January 28, 2010

10.4	Change of Control Agreement dated January 19, 2010 entered into between FCFC and Matthew C. Tomb	Filed herewith

10.5	Change of Control Agreement dated January 19, 2010 entered into between FCFC and Leonard V. Lombardi	Filed herewith

10.6	2010 Annual Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: May 10, 2010	/s/ John J. Dolan
John J. Dolan President and Chief Executive Officer

DATED: May 10, 2010	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer