Form 10-Q
period 2010-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2010-07-30
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of July 28, 2010, was 86,243,009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	December 31, 2009
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$86,855	$89,232
Interest-bearing bank deposits	1,503	327
Securities available for sale, at fair value	996,220	1,133,856
Securities held to maturity, at amortized cost, (Fair value $0 at June 30, 2010 and $37,586 at December 31, 2009)	0	36,758
Other investments	51,431	51,431
Loans:
Portfolio loans	4,434,291	4,636,501
Allowance for credit losses	(88,046)	(81,639)

Net loans	4,346,245	4,554,862

Premises and equipment, net	69,203	70,742
Other real estate owned	21,548	24,287
Goodwill	159,956	159,956
Other intangibles, net	6,175	7,407
Other assets	318,933	317,435

Total assets	$6,058,069	$6,446,293

Liabilities
Deposits (all domestic):
Noninterest-bearing	$651,250	$641,231
Interest-bearing	4,087,388	3,894,554

Total deposits	4,738,638	4,535,785
Short-term borrowings	355,682	958,932

Subordinated debentures	105,750	105,750
Other long-term debt	155,250	168,697

Total long-term debt	261,000	274,447

Other liabilities	48,499	38,318

Total liabilities	5,403,819	5,807,482

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 86,971,329 shares issued and 86,242,139 shares outstanding at June 30, 2010; 86,600,431 shares issued and 85,151,875 shares outstanding at December 31, 2009	86,971	86,600
Additional paid-in capital	303,961	301,523
Retained earnings	271,139	278,887
Accumulated other comprehensive income (loss), net	5,236	(6,045)
Treasury stock (729,190 at June 30, 2010 and 1,448,556 shares at December 31, 2009, at cost)	(8,457)	(16,554)
Unearned ESOP shares	(4,600)	(5,600)

Total shareholders’ equity	654,250	638,811

Total liabilities and shareholders’ equity	$6,058,069	$6,446,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$57,367	$57,793	$114,775	$116,068
Interest and dividends on investments:
Taxable interest	9,664	13,177	20,131	26,885
Interest exempt from federal income taxes	1,839	2,660	3,990	5,554
Dividends	19	89	46	152
Interest on bank deposits	48	1	73	2

Total interest income	68,937	73,720	139,015	148,661

Interest Expense
Interest on deposits	13,067	17,874	26,647	37,450
Interest on short-term borrowings	616	1,133	1,468	2,480
Interest on subordinated debentures	1,390	1,559	2,765	3,325
Interest on other long-term debt	1,268	1,666	2,441	3,319

Total interest on long-term debt	2,658	3,225	5,206	6,644

Total interest expense	16,341	22,232	33,321	46,574

Net Interest Income	52,596	51,488	105,694	102,087
Provision for credit losses	4,010	48,248	49,030	56,490

Net Interest Income after Provision for Credit Losses	48,586	3,240	56,664	45,597

Non-Interest Income
Changes in fair value on impaired securities	190	(14,421)	(1,327)	(43,010)
Non-credit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)	(2,300)	5,660	(3,533)	24,383

Net impairment losses	(2,110)	(8,761)	(4,860)	(18,627)
Net securities gains	562	56	982	80
Trust income	1,398	1,151	2,892	2,238
Service charges on deposit accounts	4,603	4,406	8,755	8,243
Insurance and retail brokerage commissions	1,866	1,756	3,728	3,372
Income from bank owned life insurance	1,301	1,034	2,558	2,172
Card related interchange income	2,686	2,138	5,006	4,034
Other income	2,343	4,935	5,039	7,943

Total non-interest income	12,649	6,715	24,100	9,455

Non-Interest Expense
Salaries and employee benefits	21,047	21,081	43,374	43,581
Net occupancy expense	3,539	3,528	7,432	7,528
Furniture and equipment expense	3,101	2,977	6,266	5,952
Data processing expense	1,478	1,165	2,915	2,297
Pennsylvania shares tax expense	1,457	1,312	2,514	2,643
Intangible amortization	576	743	1,233	1,486
Collection and repossession expense	794	1,750	1,717	2,651
Other professional fees and services	1,062	847	2,228	1,910
FDIC insurance	2,012	4,863	3,975	6,384
Loss on sale or write-down of assets	2,314	83	2,397	112
Other operating expenses	6,298	6,986	12,866	14,139

Total non-interest expense	43,678	45,335	86,917	88,683

Income (Loss) before income taxes	17,557	(35,380)	(6,153)	(33,631)
Income tax provision (benefit)	4,015	(16,761)	(6,527)	(16,699)

Net Income (Loss)	$13,542	$(18,619)	$374	$(16,932)

Average Shares Outstanding	85,777,550	84,559,889	85,405,715	84,540,684
Average Shares Outstanding Assuming Dilution	85,788,566	84,559,889	85,412,371	84,540,684
Per Share Data:
Basic Earnings (Loss) per Share	$0.15	$(0.22)	$0.00	$(0.20)
Diluted Earnings (Loss) per Share	0.15	(0.22)	0.00	(0.20)
Cash Dividends Declared per Common Share	0.01	0.00	0.04	0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2009	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Comprehensive income
Net income			374				374
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period				6,431			6,431
Non-credit related gains on securities not expected to be sold				2,297			2,297
Less: reclassification adjustment for losses on securities included in net income				2,553			2,553

Total other comprehensive income							$11,281

Total comprehensive income							$11,655
Cash dividends declared			(3,402)				(3,402)
Net decrease in unearned ESOP shares						1,000	1,000
ESOP market value adjustment ($500 thousand, net of $175 thousand tax benefit)		(325)					(325)
Discount on dividend reinvestment plan purchases		(22)					(22)
Treasury stock acquired					(8)		(8)
Treasury stock reissued		656	(4,552)		7,808		3,912
Restricted stock			(168)		297		129
Capital issuance	371	2,129					2,500

Balance at June 30, 2010	$86,971	$303,961	$271,139	$5,236	$(8,457)	$(4,600)	$654,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

(Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption of FASB ASC Topic 320-10-65 ($6.5 million, net of $2.3 million tax)			4,223	(4,223)

Balance at January 1, 2009	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net loss			(16,932)				(16,932)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period				10,661			10,661
Non-credit related losses on securities not expected to be sold				(15,849)			(15,849)
Less: reclassification adjustment for losses on securities included in net loss				12,062			12,062

Total other comprehensive income							$6,874

Total comprehensive income							$(10,058)
Cash dividends declared			(10,146)				(10,146)
Net decrease in unearned ESOP shares						1,000	1,000
ESOP market value adjustment ($316 thousand, net of $110 thousand tax benefit)		(206)					(206)
Discount on dividend reinvestment plan purchases		(352)					(352)
Tax benefit of stock options exercised		149					149
Treasury stock reissued		1			51		52
Restricted stock		2			90		92

Balance at June 30, 2009	$86,600	$302,602	$287,092	$(18,618)	$(17,766)	$(6,600)	$633,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Operating Activities
Net income (loss)	$374	$(16,932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	49,030	56,490
Deferred tax benefit	(7,526)	(18,711)
Depreciation and amortization	5,579	4,998
Net losses on securities and other assets	3,634	18,114
Net amortization of premiums and discounts on securities	(97)	(146)
Net amortization of premiums and discounts on long-term debt	(529)	(1,049)
Income from increase in cash surrender value of bank owned life insurance	(2,558)	(2,172)
Decrease in interest receivable	2,111	2,491
Decrease in interest payable	(146)	(1,047)
Increase (decrease) in income tax payable	1,970	(2,179)
Other-net	8,452	4,137

Net cash provided by operating activities	60,294	43,994

Investing Activities
Transactions in securities held to maturity:
Proceeds from maturities and redemptions	13,063	6,597
Transactions in securities available for sale:
Proceeds from sales	19,019	3,829
Proceeds from maturities and redemptions	277,198	199,199
Purchases	(121,309)	(125,762)
Proceeds from sales of other assets	4,468	3,736
Net decrease (increase) in loans	158,234	(169,774)
Purchases of premises and equipment	(2,908)	(3,987)

Net cash provided by (used in) investing activities	347,765	(86,162)

Financing Activities
Net decrease in federal funds purchased	(87,550)	(139,700)
Net decrease in other short-term borrowings	(515,700)	(1,778)
Net increase in deposits	202,929	205,664
Repayments of other long-term debt	(61,919)	(2,925)
Proceeds from issuance of long-term debt	50,000	2,403
Proceeds from issuance of common stock	2,500	0
Discount on dividend reinvestment plan purchases	(22)	(352)
Dividends paid	(3,402)	(24,604)
Proceeds from reissuance of treasury stock	3,912	52
Purchase of treasury stock	(8)	0
Stock option tax benefit	0	149

Net cash (used in) provided by financing activities	(409,260)	38,909

Net decrease in cash and cash equivalents	(1,201)	(3,259)
Cash and cash equivalents at beginning of period	89,559	88,566

Cash and cash equivalents at end of period	$88,358	$85,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 1 Basis of Presentation

The accounting and reporting policies of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) conform with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of First Commonwealth’s financial position, results of operations, cash flows and changes in shareholders’ equity as of and for the periods presented.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year of 2010. These interim financial statements should be read in conjunction with First Commonwealth’s 2009 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission (“SEC”), press releases, historical stock prices, dividend declarations, corporate governance information, policies and documents as well as information about products and services offered by First Commonwealth.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Loan type balances presented for December 31, 2009 were reclassified from those previously disclosed in order to more consistently categorize loans based on collateral rather than purpose and be more consistent with regulatory definitions.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Condensed Consolidated Statements of Changes in Shareholders’ Equity:

	June 30, 2010			June 30, 2009
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$9,895	$(3,464)	$6,431	$16,401	$(5,740)	$10,661
Non-credit related gains (losses) on securities not expected to be sold	3,533	(1,236)	2,297	(24,383)	8,534	(15,849)
Losses realized in net income	3,928	(1,375)	2,553	18,557	(6,495)	12,062

Net unrealized gains	17,356	(6,075)	11,281	10,575	(3,701)	6,874

Other comprehensive income	$17,356	$(6,075)	$11,281	$10,575	$(3,701)	$6,874

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid or received during the year for interest and income taxes as well as detail on non-cash investing and financing activities.

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash paid (received) during the year for:
Interest	$34,071	$48,425
Income taxes	(1,184)	3,900
Non-cash investing and financing activities:
ESOP loan reductions	$1,000	$1,000
Loans transferred to other real estate owned and repossessed assets	1,769	25,834
Gross increase in market value adjustment to securities available for sale	17,356	10,575
Transfer of securities from held to maturity to available for sale	22,433	0

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

As part of its community reinvestment initiatives, First Commonwealth has invested in ten qualified affordable housing projects as a limited partner. First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. Management evaluates the limited partnerships for impairment on an annual basis or more frequently as events warrant. There was no impairment recorded in 2009 or the first half of 2010. Based on ASC 810-10, First Commonwealth has determined that these investments will not be consolidated, but will continue to be accounted for under the equity method whereby First Commonwealth’s portion of the partnership’s results are recognized as earned. These investments are included in “Other assets” on the Condensed Consolidated Statements of Financial Condition.

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$1,128	$1,289

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

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

The following table identifies the notional amount of those instruments at:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Commitments to extend credit	$1,593,099	$1,598,599
Financial standby letters of credit	75,810	83,630
Performance standby letters of credit	77,850	76,194
Commercial letters of credit	788	1,275

The current notional amounts outstanding as of June 30, 2010 include financial standby letters of credit of $2.1 million, performance standby letters of credit of $3.9 million and commercial letters of credit of $0.8 million issued during the first six months of 2010. A liability of $0.2 million has been recorded as of June 30, 2010, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued. See Note 11, “Fair Value of Assets and Liabilities,” for additional information.

Unused commitments and letters of credit provide exposure to future credit loss in the event of non-performance by the guaranteed parties. An evaluation of the credit risk in these instruments resulted in the recording of a liability of $0.6 million as of June 30, 2010. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and letters of credit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 6 Investment Securities

Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities –Residential	$40,197	$4,031	$0	$44,228	$44,357	$2,995	$0	$47,352
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	650,354	36,137	(3)	686,488	749,417	28,665	(289)	777,793
Mortgage Backed Securities – Commercial	262	1	(1)	262	281	1	(6)	276
Other Government – Sponsored Enterprises	84,555	311	(2)	84,864	75,000	147	(172)	74,975
Obligations of States and Political Subdivisions	118,175	3,746	0	121,921	170,278	3,476	(897)	172,857
Corporate Securities	21,240	222	(888)	20,574	22,545	52	(3,767)	18,830
Pooled Trust Preferred Collateralized Debt Obligations	64,431	0	(35,770)	28,661	69,374	0	(39,644)	29,730

Total Debt Securities	979,214	44,448	(36,664)	986,998	1,131,252	35,336	(44,775)	1,121,813
Equity Securities	9,278	22	(78)	9,222	12,231	218	(406)	12,043

Total Securities Available for Sale	$988,492	$44,470	$(36,742)	$996,220	$1,143,483	$35,554	$(45,181)	$1,133,856

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 6 Investment Securities (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within one year	$2,402	$2,402
Due after one but within five years	98,359	99,349
Due after five but within ten years	15,381	16,265
Due after ten years	172,259	138,004

	288,401	256,020
Mortgage Backed Securities (a)	690,813	730,978

Total Debt Securities	$979,214	$986,998

(a)	Mortgage Backed Securities include an amortized cost of $40 million and an estimated fair value of $44 million for Obligations of U.S. Government agencies issued by Ginnie Mae. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $651 million and an estimated fair value of $687 million.

For the six months ended June 30, 2010, net securities gains included $1.7 million in gains and $0.8 million in losses for securities available for sale.

Securities available for sale with an estimated fair value of $645 million and $637 million were pledged as of June 30, 2010 and December 31, 2009, respectively, to secure public deposits and for other purposes required or permitted by law.

On June 30, 2010, the company reclassified its entire held to maturity portfolio to the available for sale portfolio. At the time of reclassification, the investments had an amortized cost of $22.4 million of which $22.3 million were obligations of states and political subdivisions and $0.1 million were mortgage backed securities. When the securities were transferred two of the obligations of states and political subdivision securities were in an unrealized loss position totaling $45 thousand, the remaining bonds in that category were in an unrealized gain position of $0.8 million and all of the mortgage backed securities were in an unrealized gain position. Other-than-temporary impairment charges of $45 thousand were recognized on the two state and political subdivision securities that were in an unrealized loss position.

The transfer of securities from the held to maturity portfolio is expected to result in the liquidation of the obligations of states and political subdivisions portfolio in order to mitigate future credit risk and improve our tax position.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 6 Investment Securities (Continued)

As of June 30, 2010, there were no securities classified as held to maturity. Below is an analysis of the amortized cost and estimated fair values of debt securities held to maturity at December 31, 2009:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$29	$3	$0	$32
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	89	7	0	96
Obligations of States and Political Subdivisions	36,640	912	(94)	37,458

Total Securities Held to Maturity	$36,758	$922	$(94)	$37,586

For the six months ended June 30, 2010, net securities gains included $50 thousand in gains and no losses for debt securities held to maturity. There were no sales of securities held to maturity in 2009.

Securities held to maturity with an estimated fair value of $37 million were pledged as of December 31, 2009, to secure public deposits and for other purposes required or permitted by law.

Note 7 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2010 and December 31, 2009, our FHLB stock totaled $51.4 million and is included in Other investments on the Condensed Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as discontinued the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. Management reviewed the FHLB’s Form 10-Q for the period ended March 31, 2010 filed with the SEC on May 10, 2010.

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

June 30, 2010

Note 7 Other Investments (Continued)

•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;

•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of the FHLB; and

•	its liquidity and funding position.

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock is recoverable. Accordingly, no impairment charge was recorded on these securities for the six months ended June 30, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 8 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). In the second quarter of 2010, we recorded $2.1 million in other-than-temporary impairment charges. These charges include $2.0 million in credit related other-than-temporary impairment on three trust preferred collateralized debt obligations, $0.1 million recorded on one equity security and a $45 thousand write-down on municipals transferred from held to maturity to available for sale. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities. Additionally, $2.3 million in non-credit related gains on securities not expected to be sold was recorded in OCI on our trust preferred collateralized debt obligations.

In accordance with FASB ASC Topic 320, the non-credit related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI at the beginning of 2009. In 2008, $13.0 million in other-than-temporary impairment charges were recognized, of which $6.5 million related to non-credit related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $6.5 million, or $4.2 million net of tax on January 1, 2009.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Condensed Consolidated Statement of Operations, the “Changes in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Non-credit related (gains) losses on securities not expected to be sold” line represents the gains and losses on the securities resulting from factors other than credit. The non-credit related gain or loss is disclosed in the Condensed Consolidated Statement of Operations and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total non-interest income for the related period.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 8 Impairment of Investment Securities (Continued)

condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values, interest deferrals and whether the federal government continues to provide assistance to financial institutions. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 11, “Fair Values of Assets and Liabilities” for additional information.

The following table presents the gross unrealized losses and estimated fair values at June 30, 2010 for our available for sale securities by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	$25,014	$(3)	$0	$0	$25,014	$(3)
Mortgage Backed Securities – Commercial	202	(1)	0	0	202	(1)
Other Government-Sponsored Enterprises	4,729	(2)	0	0	4,729	(2)
Corporate Securities	0	0	14,959	(888)	14,959	(888)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	28,661	(35,770)	28,661	(35,770)

Total Debt Securities	29,945	(6)	43,620	(36,658)	73,565	(36,664)
Equity Securities	933	(68)	40	(10)	973	(78)

Total Securities	$30,878	$(74)	$43,660	$(36,668)	$74,538	(36,742)

At June 30, 2010, less than 1% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies, U.S. Government-sponsored enterprises and Obligations of States and Political Subdivisions. Corporate fixed income comprised 2% of the total unrealized losses, while pooled trust preferred collateralized debt obligations accounted for 97% and equity securities accounted for less than 1% of unrealized losses. The unrealized losses in the equity securities category consist of three issues. One of these issues has been in a continuous unrealized loss position for more than twelve months but is not considered impaired based on our analysis of the investment and the amount of the unrealized loss.

Corporate securities had a total unrealized loss of $0.9 million as of June 30, 2010. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 8 Impairment of Investment Securities (Continued)

regional banks. As of June 30, 2010, our single issue trust preferred securities had an amortized cost of $20.0 million and an estimated fair value of $19.3 million, while our corporate debentures had a book value of $1.2 million and an estimated fair value of $1.3 million. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

The following table presents the gross unrealized losses and estimated fair values at December 31, 2009 for both available for sale and held to maturity securities by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	$35,202	$(286)	$307	$(3)	$35,509	$(289)
Mortgage Backed Securities – Commercial	169	(5)	43	(1)	212	(6)
Other Government – Sponsored Enterprises	49,828	(172)	0	0	49,828	(172)
Corporate Securities	5,070	(641)	12,521	(3,126)	17,591	(3,767)
Pooled Trust Preferred Collateralized Debt Obligations	4,985	(3,698)	24,745	(35,946)	29,730	(39,644)
Obligations of States and Political Subdivisions	25,832	(150)	21,154	(841)	46,986	(991)

Total Debt Securities	121,086	(4,952)	58,770	(39,917)	179,856	(44,869)
Equity Securities	1,476	(402)	46	(4)	1,522	(406)

Total Securities	$122,562	$(5,354)	$58,816	$(39,921)	$181,378	$(45,275)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 8 Impairment of Investment Securities (Continued)

The following table provides additional information related to our corporate securities as of June 30, 2010:

Corporate Securities

(Single Issue Trust Preferred Securities and Corporate Debentures)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Current Moody’s/ Fitch Issuer Ratings (a)
BP Bank America Inst	Bank of America Corp	$1,025	$1,014	$(11)	Baa3/BB/*+
BP MBNA Capital	Bank of America Corp	1,026	1,004	(22)	Baa3/BB/*+
NB Capital Trust II	Bank of America Corp	3,073	2,988	(85)	Baa3/BB/*+
North Fork Cap Trust	Capital One Financial Corp	1,265	1,263	(2)	Baa3/BBB
Reliance Cap Trust	Capital One Financial Corp	488	387	(101)	NA
FCB/SC Cap Trust	First Citizens Bancorporation	494	405	(89)	NA
Fifth Third Cap	Fifth Third Bancorp	250	256	6	NA
PBI Capital Trust	Fulton Financial Corp	247	215	(32)	NA
KeyCorp Capital II	KeyCorp	1,854	1,827	(27)	Baa3/BBB
Union State Capital Trust I	KeyCorp	1,032	995	(37)	NA
BSB Cap Trust	M&T Bank Corp	464	234	(230)	NA
First Empire Cap MTB	M&T Bank Corp	4,878	4,626	(252)	Baa2/BBB
PNC Capital Trust	PNC Financial Services Group	453	468	15	NA
Susquehanna Cap	Susquehanna Bancshares	500	503	3	NA
First Union Instit Cap I	Wells Fargo Co.	3,000	3,072	72	Baa2/A

Total Single Issue Trust Preferred Securities		20,049	19,257	(792)

Fulton Financial Corp	Fulton Financial Corp	449	485	36	Baa2/BBB+
Provident Bk MD	M&T Bank Corp	245	267	22	NA/BBB+
PNC Bank NA	PNC Financial Services Group	497	565	68	A2/A

Total Corporate Debentures		1,191	1,317	126

Total Corporate Securities		$21,240	$20,574	$(666)

(a)*+	indicates positive watch

As of June 30, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $64.4 million with an estimated fair value of $28.7 million, which includes securities comprised of 371 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. Two of the pooled issues, representing $11.9 million of the $64.4 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2010, after taking into account management’s best estimates of future interest deferrals and defaults, eleven of our securities had no excess subordination in the tranches we own and three of our securities had excess subordination which ranged from 26% to 75% of the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 8 Impairment of Investment Securities (Continued)

current performing collateral. As of June 30, 2010, five of our pooled trust preferred collateralized obligations with an estimated fair value of $6.5 million are not receiving interest payments and therefore are reflected in the table on page 54 as non-performing securities.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of June 30, 2010:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Amortized Cost	Estimated Fair Value	Unrealized Loss	Moody’s/ Fitch Ratings	Current Number of Banks	Actual Deferrals and Defaults as a Percentage of Current Collateral	Excess Subordination as a Percentage of Current Performing Collateral
Pre TSL I	Senior	$3,675	$3,238	$(437)	A1/BBB	32	24.86%	74.97%
Pre TSL IV	Mezzanine	1,830	774	(1,056)	Ca/CCC	6	27.07	25.56
Pre TSL V	Mezzanine	452	194	(258)	Ba3/C	4	43.12	0.00
Pre TSL VI	Mezzanine	239	144	(95)	Caa1/CC	5	80.98	0.00
Pre TSL VII	Mezzanine	4,012	1,482	(2,530)	Ca/C	19	70.48	0.00
Pre TSL VIII	Mezzanine	1,619	391	(1,228)	C/C	36	43.67	0.00
Pre TSL IX	Mezzanine	2,251	854	(1,397)	Ca/C	49	29.22	0.00
Pre TSL X	Mezzanine	1,300	244	(1,056)	C/C	57	43.69	0.00
Pre TSL XII	Mezzanine	5,389	1,316	(4,073)	Ca/C	77	35.70	0.00
Pre TSL XIII	Mezzanine	13,653	5,278	(8,375)	Ca/C	65	21.58	0.00
Pre TSL XIV	Mezzanine	13,600	4,165	(9,435)	Ca/C	64	22.94	0.00
MMCap I	Senior	8,260	6,836	(1,424)	A3/A	29	21.60	74.54
MMCap I	Mezzanine	841	367	(474)	Ca/CCC	29	21.60	0.00
MM Comm IX	Mezzanine	7,310	3,378	(3,932)	Caa3/C	34	38.85	0.00

Total		$64,431	$28,661	$(35,770)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the first six months of 2010, $4.7 million in credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the estimated fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities. Additional information related to this analysis follows.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 8 Impairment of Investment Securities (Continued)

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2010. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 371 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators. A 10% projected recovery rate is applied to projected deferrals and a 0% projected recovery rate is applied to defaults. The probability of default is updated quarterly. As of June 30, 2010, default probabilities for performing collateral ranged from 0.33% to 75%.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 8 Impairment of Investment Securities (Continued)

Based upon the analysis performed by management as of June 30, 2010, it is probable that eleven of our pooled trust preferred securities will experience principal and interest shortfalls. These securities are identified in the table on page 18 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” The $2.1 million in credit related other-than-temporary impairment charges recognized in the second quarter of 2010 are primarily the result of additional interest deferrals within these pools. Our analysis as of June 30, 2010 indicates it is probable that we will collect all contractual principal and interest payments on the three remaining pooled trust preferred securities.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance, beginning (a)	$38,911	$10,921	$36,161	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	1,613	0	11,675
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	1,965	6,069	4,715	4,412

Balance, ending	$40,876	$18,603	$40,876	$18,603

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods. For the six months ended June 30, 2010, the beginning balance represents impairment losses taken before January 1, 2010. For the six months ended June 30, 2009, the beginning balance represents impairment losses taken before January 1, 2009.

On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. Based on the results of this review, management believes that the equity securities in an unrealized loss position as of June 30, 2010 are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time.

Note 9 Loans

The following table provides outstanding balances related to each of our loan types at:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,031,568	$1,127,320
Real estate-construction	406,085	428,744
Real estate-residential	1,161,012	1,202,386
Real estate-commercial	1,272,972	1,320,715
Loans to individuals	562,654	557,336

Total loans, net of unearned income	$4,434,291	$4,636,501

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 9 Loans (Continued)

The following table identifies impaired loans, and information regarding the relationship of impaired loans to the allowance for credit losses:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Recorded balance of impaired loans at end of period	$133,154	$148,556
Allowance for credit losses allocated to loans considered impaired	41,518	33,265
Impaired loans with an allocation in the allowance for credit losses	88,208	108,318
Impaired loans with no allocation in the allowance for credit losses	44,946	40,238

For the six and twelve months ended:
Average recorded balance of impaired loans	$156,492	$83,843
Income recorded on impaired loans recognized on a cash basis	133	521

Impaired loans totaled $133.2 million at June 30, 2010, a decrease of $15.4 million compared to December 31, 2009. As of June 30, 2010, $129.4 million or 97% of the non-performing loans were commercial, with $53.1 million related to commercial and industrial loans, $48.2 million to construction loans and $28.1 million to commercial real estate loans. Loans originated to borrowers in Pennsylvania accounted for $87.7 million or 66% of the non-performing total while loans outside of Pennsylvania accounted for $45.5 million or 34% of non-performing loans. Significant impaired loans as of June 30, 2010 include the following:

•	A $44.5 million balance on a line of credit to a western Pennsylvania real estate developer. The Bank is negotiating the final terms of a workout plan with the borrower and three other lenders.

•

A $12.7 million participation loan secured by a condominium development in Missouri. The borrower has experienced significant cash flow problems. Ability to complete the project according to agreed upon terms is questionable.

•	A $10.1 million commercial loan to a waste management company in Pennsylvania.

•	An $8.6 million participation construction loan for a Nevada resort development. Developers are abandoning upgrade and expansion plans for the currently operating resort.

•	A $7.2 million participation loan on a recently completed condominium project in North Carolina. Sales of completed units have slowed.

•	$6.4 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. A charge-off of $14.4 million was previously recorded on this loan.

•

$5.4 million, the remaining portion of a $39.6 million construction loan for a Florida condominium project. Continued market deterioration, and questions concerning the developer’s willingness and capacity to complete the project, resulted in a decline in the estimated collateral value from an “as completed” to an “as is” raw land valuation. A $34.2 million charge-off was recorded on this loan in the second quarter of 2010.

Loans past due in excess of 90 days and still accruing decreased $0.1 million, or 1%, to $15.0 million at June 30, 2010 compared to December 31, 2009. Compared to June 30, 2009, loans past due in excess of 90 days increased $0.7 million. Loans past due in excess of 90 days and still accruing are primarily 1-4 family residential loans where the collateral value exceeds outstanding loan balances and are in the process of collection.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 10 Income Taxes

At June 30, 2010 and December 31, 2009, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of non-interest expense. Federal and state tax years 2006 through 2009 were open for examination as of June 30, 2010.

Note 11 Fair Values of Assets and Liabilities

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value and the methods used for measuring fair value as well as requiring additional disclosures. Authoritative guidance issued under FASB ASC Topic 820 became effective January 1, 2009 and requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Condensed Consolidated Statements of Financial Condition or in the “Other assets” category of the Condensed Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.

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

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain equity securities, FHLB stock, interest rate derivatives that include interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”

For purposes of potential valuation adjustments to our derivative positions, First Commonwealth evaluates the credit risk of its counterparties as well as our own credit risk. Accordingly, we have considered factors such as the likelihood of default, expected loss given default, net exposures and remaining contractual life, among other things, in determining if any estimated fair value adjustments related to credit risk are required. We review our counterparty exposure quarterly, and when necessary, appropriate adjustments are made to reflect the exposure.

We also utilize this approach to estimate our own credit risk on derivative liability positions. To date, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position.

The equity investments included in Level 2 are based on broker prices and are included in Level 2 because they are not traded on an active exchange market.

The estimated fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less costs to sell or an executed sales agreement.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select Obligations of States and Political Subdivisions, corporate securities, pooled trust preferred collateralized debt obligations, non-marketable equity investments, and certain impaired loans.

The estimated fair values for the Obligations of States and Political Subdivisions included in Level 3 and corporate securities, which include our single issue trust preferred securities, were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. These valuations were classified as Level 3 due to the inactivity in the respective markets.

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately twenty-four months; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 8, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

The estimated fair value of the non-marketable equity investments included in level 3 is based on par value.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$0	$44,228	$0	$44,228
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	0	686,488	0	686,488
Mortgage Backed Securities – Commercial	0	262	0	262
Other Government-Sponsored Enterprises	0	84,864	0	84,864
Obligations of States and Political Subdivisions	0	121,578	343	121,921
Corporate Securities	0	0	20,574	20,574
Pooled Trust Preferred Collateralized Debt Obligations	0	0	28,661	28,661

Total Debt Securities	0	937,420	49,578	986,998
Equity Securities	1,633	6,019	1,570	9,222

Total Securities Available for Sale	1,633	943,439	51,148	996,220
Other Investments	0	51,431	0	51,431
Other Assets (a)	0	17,923	0	17,923

Total Assets	$1,633	$1,012,793	$51,148	$1,065,574

Other Liabilities (a)	$0	$19,082	$0	$19,082

Total Liabilities	$0	$19,082	$0	$19,082

(a)	Non-hedging interest rate derivatives

For the six months ended June 30, 2010, there were no transfers between fair value Levels 1 and 2.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$0	$47,352	$0	$47,352
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	0	777,793	0	777,793
Mortgage Backed Securities – Commercial	0	276	0	276
Other Government-Sponsored Enterprises	0	74,975	0	74,975
Obligations of States and Political Subdivisions	0	169,257	3,600	172,857
Corporate Securities	0	0	18,830	18,830
Pooled Trust Preferred Collateralized Debt Obligations	0	0	29,730	29,730

Total Debt Securities	0	1,069,653	52,160	1,121,813
Equity Securities	3,001	7,472	1,570	12,043

Total Securities Available for Sale	3,001	1,077,125	53,730	1,133,856
Other Investments	0	51,431	0	51,431
Other Assets (a)	0	10,626	0	10,626

Total Assets	$3,001	$1,139,182	$53,730	$1,195,913

Other Liabilities (a)	$0	$11,491	$0	$11,491

Total Liabilities	$0	$11,491	$0	$11,491

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at June 30, 2010:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$3,628	$20,967	$28,161	$1,570	$54,326
Realized and unrealized credit losses included in earnings	0	0	(1,964)	0	(1,964)
Total unrealized (losses) gains in other comprehensive income	(2,344)	(393)	2,640	0	(97)
Purchases, settlements, pay downs, and maturities	(941)	0	(176)	0	(1,117)
Transfers into Level 3	0	0	0	0	0

Balance, end of quarter	$343	$20,574	$28,661	$1,570	$51,148

For the three months ended June 30, 2010, there were no transfers between levels of estimated fair value for available for sale securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

Losses of $1.5 million included in earnings for the period are attributable to the change in realized gains (losses) relating to assets held at June 30, 2010 and are reported in the lines “Net impairment losses” and “Net securities gains” in the Condensed Consolidated Statements of Operations.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at June 30, 2009:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Securities Available for Sale
Balance, beginning of quarter	$3,429	$14,209	$36,679	$1,570	$55,887
Realized and unrealized credit losses included in earnings	0	0	(7,682)	0	(7,682)
Total unrealized gains (losses) in other comprehensive income	22	3,269	9,353	0	12,644
Purchases, settlements, pay downs, and maturities	0	0	(80)	0	(80)
Transfers into Level 3	0	0	0	0	0

Balance, end of quarter	$3,451	$17,478	$38,270	$1,570	$60,769

For the three months ended June 30, 2009, there were no transfers between levels of estimated fair value for available for sale securities.

Losses of $8.7 million included in earnings for the three month period ending June 30, 2009, are attributable to the change in realized gains (losses) related to assets held at June 30, 2009 and are reported in the lines “Net impairment losses” and “Net securities gains” in the Condensed Consolidated Statements of Operations.

The table below presents the balances of assets measured at fair value on a non-recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Impaired loans	$0	$77,266	$30,558	$107,824
Other real estate owned	0	21,250	0	21,250

Total Assets	$0	$98,516	$30,558	$129,074

Impaired loans over $0.1 million are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. The estimated fair value for impaired loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

The estimated fair value for other real estate owned is determined by either an independent market based appraisal less costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned totaled $21.5 million as of June 30, 2010 and primarily consisted of one property with a carrying value of $18.4 million. This property represents a Pennsylvania based manufacturing plant with related real estate and equipment. In the second quarter of 2010, a $2.2 million write-down was recognized on this property as an agreement for the sale of the plant and equipment was executed. Due diligence continues for this transaction with settlement expected in the third quarter of 2010. We continually review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A goodwill impairment test for First Commonwealth was completed as of June 30, 2010. Based on this analysis, the estimated fair value of First Commonwealth exceeded its book value. Additional information related to this measurement is provided in Note 13, “Goodwill” on page 29. There were no other assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2010.

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

Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and non-performing loans which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million at June 30, 2010. See Note 5, “Commitments and Letters of Credit,” for additional information.

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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments:

	June 30, 2010		December 31, 2009
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
	(dollars in thousands)
Assets
Cash and due from banks	$86,855	$86,855	$89,232	$89,232
Interest-bearing bank deposits	1,503	1,503	327	327
Securities available for sale	996,220	996,220	1,133,856	1,133,856
Securities held to maturity	0	0	36,758	37,586
Other investments	51,431	51,431	51,431	51,431
Loans	4,434,291	4,466,273	4,636,501	4,655,167
Liabilities
Deposits	$4,738,638	$4,825,966	$4,535,785	$4,619,070
Short-term borrowings	355,682	348,224	958,932	950,799
Long-term debt	155,250	158,556	168,697	172,249
Subordinated debt	105,750	68,258	105,750	70,874

(a)	As reported in the Condensed Consolidated Statements of Financial Condition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

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

A liability of $1.2 million was recorded for credit risk on an aggregate notional amount outstanding of $219.7 million for interest rate derivatives and $132.7 million of risk participation agreements at June 30, 2010. The estimated fair value of our derivatives is included in a table in Note 11 “Fair Values of Assets and Liabilities” in the line items “Other assets” and “Other liabilities.”

The table below presents the amount representing the change in the estimated fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(263)	$52	$(294)	$128

Note 13 Goodwill

In accordance with ASC 805, “Business Combinations” and ASC 350, “Intangibles – Goodwill and Other,” all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 13 Goodwill (Continued)

Goodwill is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of June 30, 2010 and December 31, 2009, goodwill totaled $160.0 million.

First Commonwealth is one reporting unit and goodwill is tested in November of each year for impairment. As a result of the negative impact other-than-temporary impairment charges and credit losses in our loan portfolio have had on our earnings and the resulting decrease in our stock price, we evaluated our goodwill for impairment more frequently, beginning June 30, 2009 and each subsequent quarter end thereafter.

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

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other variables. Estimated cash flows extend five years into the future and, by their nature, are difficult to estimate over such an extended time-frame. Factors that may significantly affect the estimates include, but not limited to, balance sheet growth assumptions, credit losses in our investment and loan portfolios, competitive pressures in our market area, changes in customer base and customer product preferences, changes in revenue growth trends, cost structure, changes in discount rates, conditions in the banking sector and general economic variables.

As of June 30, 2010, we retained a third-party valuation firm to assist in our Step 1 test for potential goodwill impairment. The valuation incorporated both income and market based analyses and indicated the fair value of our goodwill was 3% below carrying amount, therefore in accordance with ASC Topic 350-20-35-8, a Step 2 analysis was undertaken.

The Step 2 test follows the purchase price allocation under the purchase method described in ASC 820-10, and fair value estimates as defined and prescribed by ASC 820-10-30. To determine the implied fair value of goodwill, the fair value of all assets other than goodwill, less the fair value of liabilities is subtracted from the fair value of the company. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the company. Key valuations used in the analysis were the mark-to-fair-value on the loan portfolio, assessment of core deposit intangibles and the mark-to-fair-value of outstanding debt and deposits.

As a result of the Step 2 analysis, it was determined that the fair value of our goodwill exceeded its carrying value by at least 31% and therefore no impairment charge was required.

As of June 30, 2010, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in future periods (see additional discussion of goodwill impairment under “Risk Factors” on page 59).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 14 New Accounting Pronouncements

FASB ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets” makes several significant amendments to FASB ASC Topic 860, “Transfers and Servicing” including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance became effective for fiscal years beginning after November 15, 2009. First Commonwealth adopted the new guidance under FASB ASU No. 2009-16 on January 1, 2010. The adoption did not have a material impact on First Commonwealth’s financial condition or results of operations.

FASB ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The new guidance became effective for fiscal years beginning after November 15, 2009. First Commonwealth adopted the new guidance under FASB ASU No. 2009-17 on January 1, 2010. The adoption did not have a material impact on First Commonwealth’s financial condition or results of operations.

In January 2010, FASB issued FASB ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” The ASU revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. We adopted these new disclosure requirements during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on First Commonwealth’s financial condition or results of operations. Management does not believe that the adoption of the remaining portion of the ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

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

In April 2010, FASB issued ASU No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on the accounting for loan modifications when the loan is part of a

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2010

Note 14 New Accounting Pronouncements (Continued)

pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. The ASU addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. The ASU clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Management does not believe the adoption of the ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Only disclosures are affected. Management does not believe the adoption of the ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the six months ended June 30, 2010 and 2009, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-Q.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements include statements relating to our anticipated future financial performance, projected growth and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events, our business and growth strategies.

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

•	the general decline in the real estate and lending market may continue to negatively affect our financial results;

•	inaccuracies in our assumptions used in calculating the appropriate amount to be placed into our allowance for loan and lease losses;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•

legislative and regulatory changes (including the unexpected impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	changes in accounting standards and compliance requirements may adversely affect the business in which we are engaged;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment, our disposal of municipal bonds and our reduction in large credits, may reduce margins or the volumes or values of the loans we make;

•	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Forward-Looking Statements (Continued)

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and

•	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate.

Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made. You should consider all risks and uncertainties set forth in this report, as well as the risks and uncertainties disclosed in our other periodic and current reports filed with the SEC including our 2009 Annual Report on Form 10-K, our subsequent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Business Summary

First Commonwealth is a financial holding company that is headquartered in Indiana, Pennsylvania with assets of approximately $6.1 billion at June 30, 2010, total loans of $4.4 billion, total deposits of $4.7 billion and shareholders’ equity of $654.3 million. First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank, which operates 115 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania. The largest concentration of our branch offices are located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. We also provide trust and wealth management services and offer insurance products through First Commonwealth Bank and our other operating subsidiaries. First Commonwealth’s common stock trades on the NYSE under the symbol “FCF.”

The challenging economic environment and its effects on our commercial loan portfolio have negatively impacted our financial performance during the first six months of 2010. Out-of-market loans and large exposures to a relatively small number of commercial borrowers represent a small portion of our total assets, but have had a disproportionate effect on earnings. Management continues to focus on these issues as well as taking necessary steps to mitigate the risks of these exposures.

During the first six months of 2010, the profile of our balance sheet changed with growth in lower costing transactions and savings deposits, reduced loan volumes and a strategy of allowing the securities portfolio to mature without being replaced in order to provide funds to pay down borrowings as the risk/reward for balance sheet leveraging activities has become less attractive in the current rate environment. These changes resulted in a decline in total assets, but are expected to mitigate liquidity and interest rate risk.

Explanation of Use of Non-GAAP Financial Measure

In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), First Commonwealth management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully tax-equivalent basis. We believe this non-GAAP financial measure provides information useful to investors in understanding our underlying

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Explanation of Use of Non-GAAP Financial Measure (Continued)

operational performance and our business and performance trends as it facilitates comparison with the performance of others in the financial services industry. Although we believe that this non-GAAP financial measure enhances investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

We believe the presentation of net interest income on a fully tax-equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Operation is reconciled to net interest income adjusted to a fully tax-equivalent basis on page 36 for the six month period ended June 30 and on page 44 for the three month period ended June 30.

Results of Operations

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net Income

For the six months ended June 30, 2010, First Commonwealth had net income of $0.4 million, or $0.00 per share, compared to a net loss of $16.9 million or $0.20 per share in the six months ended June 30, 2009. Net income for both periods was negatively impacted by the level of provision for loan losses and other-than-temporary impairment charges. Results for 2010 reflects improvement in both of these areas as the provision for loan losses in the first six months of 2010 was $49.0 million, a decrease of $7.5 million or 13% compared to $56.5 million recorded in the comparable period of 2009. Other-than-temporary impairment charges were $4.9 million for the six months ended June 30, 2010, a decrease of $13.8 million or 74% compared to $18.6 million recorded in the same period in 2009.

Other items affecting results for the six months ended June 30, 2010 include an increase of 16 basis points or $2.8 million in the net interest margin on a fully tax-equivalent basis and a decrease of $1.8 million in non-interest expense compared to the same period as last year. Non-interest income, excluding net security losses, was basically flat compared to 2009, despite a $2.1 million gain from a favorable legal settlement recorded in 2009.

Net Interest Income

Net interest income, on a fully tax-equivalent basis, increased $2.8 million, or 3%, in the first six months of 2010 as compared to the same period in 2009, despite the negative impact of a $51.2 million increase in the level of non-performing loans. The increase in net interest income resulted from a 16 basis point increase in the net interest margin, partially offset by a decline of $89.5 million in average interest-earning assets. Net interest margin, on a fully tax-equivalent basis, was 3.88% and 3.72% for the six month periods ended June 30, 2010 and 2009, respectively. The improved net interest margin can be attributed to a more favorable deposit mix, improved loan pricing and reduced balance sheet leveraging activities.

Comparing the first six months of 2010 with the same period of 2009, interest income, on a fully tax-equivalent basis, decreased $10.5 million, or 7%, as the contribution from loan growth was negatively offset by a decrease in average investment securities and lower interest rates. Average loans increased $107.6 million primarily in the commercial real estate, home equity and indirect lending categories, while average investments declined $253.3 million as proceeds from maturing securities contributed to a decrease in average borrowings. The tax-equivalent

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

yield on interest-earning assets decreased 29 basis points from 5.33% for the six months ended June 30, 2009 to 5.04% for the same period in 2010.

Interest expense, in the first six months of 2010 as compared to the same period in 2009, decreased $13.3 million or 28%, primarily due to a 48 basis point decline on rates paid for interest-bearing liabilities. The cost of interest- bearing liabilities was 1.34% and 1.82% at June 30, 2010 and 2009, respectively. The benefit from the lower interest rates paid was offset by growth in average deposits which increased $300.1 million, including $457.0 million of lower costing transaction and savings deposits, offset by a $156.9 million decrease in time deposits.

The following table reconciles interest income in the Condensed Consolidated Statements of Operations to net interest income adjusted to a fully tax-equivalent basis:

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Interest income per Condensed Consolidated Statement of Operations	$139,015	$148,661
Adjustment to fully tax-equivalent basis	5,437	6,276

Interest income adjusted to fully tax-equivalent basis (non-GAAP)	144,452	154,937
Interest expense	33,321	46,574

Net interest income adjusted to fully tax-equivalent basis (non-GAAP)	$111,131	$108,363

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully tax-equivalent basis, for the six months ended June 30:

	Average Balance Sheets and Net Interest Income Analysis
	2010			2009
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$57,005	$73	0.26%	$790	$2	0.47%
Tax-free investment securities	184,296	6,139	6.72	248,540	8,544	6.93
Taxable investment securities	942,203	20,177	4.32	1,131,230	27,037	4.82
Loans, net of unearned income (b)(c)	4,593,781	118,063	5.18	4,486,216	119,354	5.37

Total interest-earning assets	5,777,285	144,452	5.04	5,866,776	154,937	5.33

Non-interest-earning assets:
Cash	76,322			74,721
Allowance for credit losses	(103,920)			(48,187)
Other assets	591,143			541,810

Total non-interest-earning assets	563,545			568,344

Total Assets	$6,340,830			$6,435,120

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$615,618	$416	0.14	$598,399	$980	0.33
Savings deposits (d)	1,758,365	6,870	0.79	1,373,299	8,294	1.22
Time deposits	1,639,283	19,361	2.38	1,796,155	28,176	3.16
Short-term borrowings	761,066	1,468	0.39	1,100,660	2,480	0.45
Long-term debt	249,778	5,206	4.20	289,133	6,644	4.63

Total interest-bearing liabilities	5,024,110	33,321	1.34	5,157,646	46,574	1.82

Non-interest-bearing liabilities and shareholders’ equity:
Non-interest-bearing demand deposits (d)	629,202			574,488
Other liabilities	37,799			42,587
Shareholders’ equity	649,719			660,399

Total non-interest-bearing funding sources	1,316,720			1,277,474

Total Liabilities and Shareholders’ Equity	$6,340,830			$6,435,120

Net Interest Income and Net Yield on Interest-Earning Assets		$111,131	3.88%		$108,363	3.72%

(a)	Income on interest-earning assets has been computed on a tax-equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from non-interest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30:

	Analysis of Changes in Net Interest Income
	Six Months Ended June 30, 2010 Compared with June 30, 2009
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$71	$131	$(60)
Tax-free investment securities	(2,405)	(2,208)	(197)
Taxable investment securities	(6,860)	(4,518)	(2,342)
Loans	(1,291)	2,864	(4,155)

Total interest income (b)	(10,485)	(3,731)	(6,754)

Interest-bearing liabilities:
Interest-bearing demand deposits	(564)	28	(592)
Savings deposits	(1,424)	2,325	(3,749)
Time deposits	(8,815)	(2,461)	(6,354)
Short-term borrowings	(1,012)	(765)	(247)
Long-term debt	(1,438)	(904)	(534)

Total interest expense	(13,253)	(1,777)	(11,476)

Net interest income	$2,768	$(1,954)	$4,722

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a tax-equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the six months ended June 30, 2010 totaled $49.0 million, a decrease of $7.5 million as compared to the same period in 2009. The 2010 provision resulted primarily from an updated collateral valuation for a commercial real estate construction loan in Florida that was placed in non-performing status during the third quarter of 2009, an out-of market commercial real estate construction loan that migrated to non-performing status during the first quarter of 2010 and deterioration in a western Pennsylvania commercial loan that was placed in non-performing status in the fourth quarter of 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the six months ended:

	June 30, 2010		June 30, 2009
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial and agricultural	$2,315	5%	$9,067	16%
Real estate-construction	45,508	93	34,078	60
Real estate-residential	1,819	4	3,375	6
Real estate-commercial	(2,273)	(5)	7,631	14
Loans to individuals	1,661	3	2,339	4

Total	$49,030	100%	$56,490	100%

For the first six months of 2010, the provision related to commercial, financial and agricultural loans was primarily due to $2.3 million allocated for a $44.5 million line of credit to a western Pennsylvania real estate developer. The Bank has been working with multiple financial institutions in order to develop a work-out plan. Partially offsetting this additional provision was $2.7 million in recoveries on previously charged-off loans or reduction of established specific reserves related to two loans which provided higher than expected proceeds from bankruptcy sales.

The provision for credit losses related to real estate-construction loans was primarily due to $24.3 million allocated for a $39.6 million construction loan for a Florida condominium project that was placed into non-performing status in the third quarter of 2009. Continued market deterioration, and questions concerning the developer’s willingness and capacity to complete the project, resulted in a change in the estimated collateral value from an “as completed” to an “as is” raw land valuation. Additionally, $10.9 million was allocated for a $12.7 million condominium development project in Missouri and $3.3 million was allocated for an $8.6 million participation construction loan for development of a Nevada resort. The Missouri condominium project was placed in non-performing status in the first quarter of 2010. Reduced market demand and cash flow issues have delayed project completion and a work-out plan is being developed. Developers for the operating Nevada resort are abandoning expansion plans due to market conditions and this loan was placed into non-performing status in the first quarter of 2010. The bank has personal recourse to the developers on all three projects, however, that recourse was not given any consideration in the reserve assessments.

Net charge-offs were $42.6 million in the first six months of 2010 compared to $26.2 million for the same period in 2009. Net charge-offs in 2010 included $34.2 million for the previously mentioned Florida condominium project and $2.1 million for a participation loan secured by real estate in Illinois. The original Illinois loan was $5.0 million and currently has an outstanding balance of $2.9 million. The loan was placed in non-performing status in the second quarter of 2009. Additionally, net charge-offs of $1.0 million were recorded for a participation loan secured by real estate in Ohio. The original loan was $6.2 million and was moved to non-performing status in the second quarter of 2009. The outstanding balance is currently $1.3 million.

The allowance for credit losses was $88.0 million or 1.99% of total loans outstanding at June 30, 2010 compared to $81.6 million or 1.76% at December 31, 2009 and $83.1 million or 1.83% at June 30, 2009. The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is directionally consistent with the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

increase in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2010.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30:

	2010	2009
	(dollars in thousands)
Balance, beginning of year	$81,639	$52,759
Loans charged-off:
Commercial, financial and agricultural	1,545	9,442
Loans to individuals	1,946	2,242
Real estate-construction	38,182	7,695
Real estate-commercial	1,059	5,487
Real estate-residential	2,540	1,807

Total loans charged off	45,272	26,673

Recoveries of loans previously charged off:
Commercial, financial and agricultural	2,188	231
Loans to individuals	298	217
Real estate-construction	0	0
Real estate-commercial	115	9
Real estate-residential	48	16
Lease financing receivables	0	7

Total recoveries	2,649	480

Net charge-offs	42,623	26,193
Provision charged to expense	49,030	56,490

Balance, end of period	$88,046	$83,056

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Income

The following table presents the components of non-interest income for the six months ended June 30:

	Six Months Ended June 30
	2010	2009
	(dollars in thousands)
Non-Interest Income
Trust income	$2,892	$2,238
Service charges on deposit accounts	8,755	8,243
Insurance and retail brokerage commissions	3,728	3,372
Income from bank owned life insurance	2,558	2,172
Card related interchange income	5,006	4,034
Other income	5,039	7,943

Subtotal	27,978	28,002
Net securities gains	982	80
Net impairment losses	(4,860)	(18,627)

Total non-interest income	$24,100	$9,455

Total non-interest income for the six months ended June 30, 2010 increased $14.7 million, or 155%, compared to the same period in 2009 primarily due to a decline in net impairment losses. Non-interest income, excluding net security gains and net impairment losses, was basically flat compared to 2009, despite a $2.1 million gain from a favorable legal settlement recorded in 2009.

Net impairment losses of $4.9 million for the six months ended June 30, 2010 decreased $13.8 million compared to the six months ended June 30, 2009. Other-than-temporary impairment charges recorded in the first six months of 2010 are the result of $4.8 million in credit related other-than-temporary impairment losses on pooled trust preferred collateralized debt obligations and $0.1 million on a bank equity security. In the first six months of 2009, other-than-temporary impairment charges included $16.1 million on pooled trust preferred collateralized debt obligations and $2.6 million on bank equity securities. The decreased level of impairment charges on pooled trust preferred securities experienced in the first six months of 2010 can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments.

Service charges on deposit accounts for the six months ended June 30, 2010 increased $0.5 million, or 6%, as compared to the same 2009 period, due to increased overdraft and business account analysis fees. Card-related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. Card related interchange income for the six months ended June 30, 2010 increased $1.0 million, or 24%, as compared to the same 2009 period, due to growth in usage of debit cards, increased demand deposit accounts and larger dollar transactions.

Trust income increased $0.7 million, or 29%, for the first six months of 2010 as compared to the same period of 2009 as a result of increased market values of assets under management and implementation of a new fee schedule in the second quarter of 2010.

Insurance and retail brokerage commissions increased $0.4 million, or 11%, for the six months ended June 30, 2010 compared to the corresponding period of 2009 mainly due to higher sales resulting from additional producers and an enhanced calling program.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Income (Continued)

Other income decreased $2.9 million, or 37%, for the first six months of 2010 compared to the first six months of 2009. This decrease is primarily due to a $2.1 million gain resulting from a legal settlement recorded in 2009, a decrease of $0.9 million in fee income generated from new commercial loan interest rate swaps and reversal of $0.6 million of previously accrued rent due from operators of an Other Real Estate Owned (“OREO”) property.

Non-Interest Expense

The following table presents the components of non-interest expense for the six months ended June 30:

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$43,374	$43,581
Net occupancy expense	7,432	7,528
Furniture and equipment expense	6,266	5,952
Data processing expense	2,915	2,297
Pennsylvania shares tax expense	2,514	2,643
Intangible amortization	1,233	1,486
Collection and repossession expense	1,717	2,651
FDIC insurance	3,975	6,384
Other professional fees and services	2,228	1,910
Loss on sale or write-down of assets	2,397	112
Other operating expenses	12,866	14,139

Total non-interest expense	$86,917	$88,683

Total non-interest expense for the six months ended June 30, 2010 decreased $1.8 million compared to the same period in 2009. Compared to 2009, decreases were recognized in FDIC insurance and collection and repossession expense while increases were recognized as the result of the write-down of an OREO property and increased data processing expense.

Salaries and employee benefits decreased $0.2 million, or 0.5%, for the six months ended June 30, 2010 compared with the same period in 2009. The decrease is primarily attributable to a reduction in staffing levels and decreased expenses related to incentive and benefit plans. Full time equivalent staff decreased to 1,605 as compared to 1,675 at June 30, 2009.

FDIC insurance premiums decreased $2.4 million, or 38%, compared to 2009 due to the $2.9 million special assessment recorded in 2009. Collection and repossession expense decreased $0.9 million or 35% as a result of expenses recognized in 2009 for two properties that were transferred to OREO. Additionally, a successful expense initiative resulted in significant reductions in other operating expenses, including occupancy, advertising, travel and entertainment.

Loss on sale or write-down of assets increased $2.3 million primarily due to a $2.2 million write-down to fair value for an OREO property that is currently under a sales agreement.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Income (Continued)

Other operating expenses decreased $1.3 million, or 9.0%, as a result of declines in advertising related expenses of $0.6 million, loan processing costs of $0.4 million and travel expenses of $0.2 million. Offsetting these decreases are data processing expense which increased $0.6 million or 27% and furniture and equipment expense which increased $0.3 million, or 5%, both as a result of higher investments in technology solutions.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Net Income

For the three months ended June 30, 2010, First Commonwealth had net income of $13.5 million, or $0.15 per share, compared to a net loss of $18.6 million or $0.22 per share in the three month period ended June 30, 2009. The increase in net income was primarily the result of lower levels for provision for loan losses and other-than-temporary impairment charges as well as improved net interest income and a decrease in FDIC premiums.

Net Interest Income

Net interest income, on a fully tax-equivalent basis, increased $0.7 million, or 1%, in the three month period ending June 30, 2010 as compared to the same period in 2009. The net interest income increase was a result of a 15 basis point increase in the net interest margin, partially offset by a decline in average interest-earning assets. Net interest margin, on a fully tax-equivalent basis, was 3.88% and 3.73% for the three months ended June 30, 2010 and 2009, respectively. The improved net interest margin can be attributed to a more favorable deposit mix, improved loan pricing and reduced balance sheet leveraging activities.

For the three months ended June 30, 2010 as compared to the same period in 2009, interest income, on a fully tax-equivalent basis, decreased $5.2 million, or 7%, as the contribution from loan growth was negatively offset by a decrease in average investment securities and lower interest rates. Comparing the three months ended June 30, 2010 with the same period in 2009, average loans increased $40.5 million primarily in the home equity and indirect lending categories, while average investments declined $273.8 million as proceeds from maturing securities and investment sales contributed to a decrease in average borrowings. The tax-equivalent yield on interest-earning assets decreased 22 basis points from 5.25% for the three months ended June 30, 2009 to 5.03% for the same period in 2010.

Interest expense decreased $5.9 million or 27%, for the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to a 40 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was 1.33% and 1.73% for the three months ended June 30, 2010 and 2009, respectively. The benefit from the lower interest rates paid was offset by growth in average deposits which increased $304.7 million, including $379.8 million of lower costing transaction and savings deposits and $51.9 million in noninterest-bearing deposits, offset by a $127.0 million decrease in time deposits.

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

Results of Operations (Continued)

Net Interest Income (Continued)

The following table reconciles interest income in the Condensed Consolidated Statements of Operations to net interest income adjusted to a fully tax-equivalent basis:

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Interest income per Condensed Consolidated Statement of Operations	$68,937	$73,720
Adjustment to fully tax-equivalent basis	2,639	3,091

Interest income adjusted to fully tax-equivalent basis (non-GAAP)	71,576	76,811
Interest expense	16,341	22,232

Net interest income adjusted to fully tax-equivalent basis (non-GAAP)	$55,235	$54,579

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully tax-equivalent basis, for the three months ended June 30:

	Average Balance Sheets and Net Interest Income Analysis
	2010			2009
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$74,996	$48	0.26%	$767	$1	0.43%
Tax-free investment securities	170,002	2,830	6.68	238,958	4,092	6.87
Taxable investment securities	907,504	9,683	4.28	1,112,350	13,266	4.78
Loans, net of unearned income (b)(c)	4,552,312	59,015	5.20	4,511,811	59,452	5.29

Total interest-earning assets	5,704,814	71,576	5.03	5,863,886	76,811	5.25

Non-interest-earning assets:
Cash	77,141			75,318
Allowance for credit losses (d)	(123,418)			(43,039)
Other assets	595,621			555,202

Total non-interest-earning assets	549,344			587,481

Total Assets	$6,254,158			$6,451,367

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (e)	$631,324	$211	0.13%	$611,384	$431	0.28%
Savings deposits (e)	1,790,488	3,316	0.74	1,430,613	3,883	1.09
Time deposits	1,639,045	9,540	2.33	1,766,035	13,560	3.08
Short-term borrowings	661,068	616	0.37	1,068,183	1,133	0.43
Long-term debt	206,634	2,658	5.16	288,263	3,225	4.49

Total interest-bearing liabilities	4,928,559	16,341	1.33	5,164,478	22,232	1.73

Non-interest-bearing liabilities and shareholders’ equity:
Non-interest-bearing demand deposits (e)	640,105			588,246
Other liabilities	39,797			39,823
Shareholders’ equity	645,697			658,820

Total non-interest-bearing funding sources	1,325,599			1,286,889

Total Liabilities and Shareholders’ Equity	$6,254,158			$6,451,367

Net Interest Income and Net Yield on Interest-Earning Assets		$55,235	3.88%		$54,579	3.73%

(a)	Income on interest-earning assets has been computed on a tax-equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on non-accrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balance for the allowance for credit losses is affected by the timing of charge-offs, recoveries and additional provisions during the quarter.
(e)	Average balances do not include reallocations from non-interest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30:

	Analysis of Changes in Net Interest Income
	Three Months Ended June 30, 2010 Compared with June 30, 2009
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$47	$80	$(33)
Tax-free investment securities	(1,262)	(1,181)	(81)
Taxable investment securities	(3,583)	(2,441)	(1,142)
Loans	(437)	534	(971)

Total interest income (b)	(5,235)	(3,008)	(2,227)

Interest-bearing liabilities:
Interest-bearing demand deposits	(220)	14	(234)
Savings deposits	(567)	978	(1,545)
Time deposits	(4,020)	(975)	(3,045)
Short-term borrowings	(517)	(436)	(81)
Long-term debt	(567)	(914)	347

Total interest expense	(5,891)	(1,333)	(4,558)

Net interest income	$656	$(1,675)	$2,331

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a tax-equivalent basis using the 35% federal income tax statutory rate.

Provision for Credit Losses

The provision for credit losses for the three months ended June 30, 2010 totaled $4.0 million, a decrease of $44.2 million as compared to the same period in 2009. The significant components of the 2010 provision include a $2.7 million specific reserve for a $3.7 million line of credit to a food processing company in Pennsylvania and an additional $1.8 million specific reserve for a $39.6 million condominium construction project in south Florida. Also in the second quarter of 2010, $1.2 million in additional reserves were warranted due to deterioration in economic factors. These additional reserves were offset by the resolution of three other credits that provided $3.6 million including $2.7 million from two loans that provided higher than expected proceeds from bankruptcy sales and the release of $0.9 million of previously established reserves for a troubled loan that paid off. Also affecting the provision this quarter was a decrease in reserves related to a $44.5 million loan to a real estate developer in western Pennsylvania. Progress in the workout structure among four different banks and a $1.5 million principal payment by the borrower resulted in the reduction of previously established reserves by $1.3 million to $20.4 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Net charge-offs were $34.7 million in the three months ended June 30, 2010 compared to $6.7 million for the same period in 2009. Net charge-offs in 2010 included $34.2 million for a Florida condominium project previously discussed.

Non-Interest Income

The following table presents the components of non-interest income for the three months ended June 30:

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Non-Interest Income
Trust income	$1,398	$1,151
Service charges on deposit accounts	4,603	4,406
Insurance and retail brokerage commissions	1,866	1,756
Income from bank owned life insurance	1,301	1,034
Card related interchange income	2,686	2,138
Other income	2,343	4,935

Subtotal	14,197	15,420
Net securities gains	562	56
Net impairment losses	(2,110)	(8,761)

Total non-interest income	$12,649	$6,715

Total non-interest income for the three months ended June 30, 2010 increased $5.9 million, or 88%, compared to the same period in 2009 primarily due to a decline in net impairment losses. Non-interest income, excluding net security gains and net impairment losses, decreased $1.2 million primarily due to the higher amounts recorded in 2009 as a result of a $2.1 million legal settlement.

Net impairment losses of $2.1 million for the three months ended June 30, 2010 decreased $6.7 million compared to the three month period ended June 30, 2009. Other-than-temporary impairment charges recorded in the three month period in 2010 are the result of $2.0 million in credit related other-than-temporary impairment losses on pooled trust preferred collateralized debt obligations and $0.1 million on a bank equity security. The decreased level of impairment charges on pooled trust preferred securities experienced in 2010 can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments.

Service charges on deposit accounts increased $0.2 million, or 4%, due to increased overdraft fees. Card related interchange income increased $0.5 million, or 26%, due to growth in usage of debit cards, increased demand deposit accounts and larger dollar transactions.

Trust income increased $0.2 million, or 21%, for the three months ended June 30, 2010 as compared to the same period of 2009 as a result of increased market values of assets under management and implementation of a new fee schedule in the second quarter of 2010.

Other income decreased $2.6 million, or 53%, for the three months ended June 30, 2010 compared to the comparable period of 2009. This decrease is primarily due to the previously mentioned legal settlement.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Non-Interest Expense

The following table presents the components of non-interest expense for the three months ended June 30:

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Non-Interest Expense
Salaries and employee benefits	$21,047	$21,081
Net occupancy expense	3,539	3,528
Furniture and equipment expense	3,101	2,977
Data processing expense	1,478	1,165
Pennsylvania shares tax expense	1,457	1,312
Intangible amortization	576	743
Collection and repossession expense	794	1,750
FDIC insurance	2,012	4,863
Other professional fees and services	1,062	847
Loss on sale or write-down of assets	2,314	83
Other operating expenses	6,298	6,986

Total non-interest expense	$43,678	$45,335

Total non-interest expense for the three months ended June 30, 2010 decreased $1.7 million compared to the same period in 2009. Compared to 2009, decreases were recognized in FDIC insurance and collection and repossession expense while increases were recognized as the result of the write-down of an OREO property, increased data processing expense and other professional fees and services.

FDIC insurance premiums decreased $2.9 million, or 59%, compared to 2009 due to the $2.9 million special assessment recorded in 2009. Collection and repossession expense decreased $1.0 million or 55% as a result of expenses recognized in 2009 for two properties that were transferred to OREO.

A $2.2 million increase on loss on sale or write-down of assets was the result of a write-down to current fair value for an OREO property that is currently under a sales agreement.

Offsetting these decreases are data processing expense which increased $0.3 million or 27% and furniture and equipment expense which increased $0.1 million, both as a result of higher investments in technology solutions.

Income Tax

The provision for income taxes increased $20.8 million for the second quarter of 2010 and $10.2 million for the six months ended June 30, 2010, compared to the corresponding periods in 2009. The higher provision for income taxes was primarily due to the increase in net income before tax of $52.9 million for the second quarter of 2010 compared to 2009 and $27.5 million for the first six months of 2010 compared to 2009. We ordinarily utilize an annual effective tax rate approach to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income. Our annual effective tax rate is less than the statutory rate of 35% due to benefits that are relatively consistent regardless of the level of pretax income,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Income Tax (Continued)

including tax-exempt interest, income from bank owned life insurance and low income housing tax credits. The income tax expense recognized in the second quarter of 2010 utilized the “discrete period approach” as permitted by ASC 740-270 “Income Taxes Interim Reporting,” which is the statutory tax rate applied to the pretax income (loss) minus the tax benefits generated in the three and six month periods ending June 30, 2010.

As of June 30, 2010, our deferred tax assets totaled $67.2 million. Based on our evaluation as of June 30, 2010, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2010, proceeds from the maturity and redemption of investment securities totaled $277.2 million and provided funds used to pay down borrowings in order to mitigate and better manage liquidity and interest rate risk. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

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

During the first quarter of 2010, we began participating in the Certificate of Deposit Account Registry Services (“CDARS”) program. In the second quarter of 2010, we expanded our participation in the CDARS program by participating in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of June 30, 2010, we obtained $48.9 million in brokered CDARS certificates of deposits as part of an ALCO strategy to increase and diversify funding sources.

The certificates of deposits generated provided low cost funding with a weighted average rate of 0.47% and an average maturity term of 163 days as of June 30, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Liquidity (Continued)

In 2009, we increased our borrowing capacity at the FRB by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At June 30, 2010, our borrowing capacity at the FRB related to this program was $653 million. We can also raise cash through the sale of interest-earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of June 30, 2010, nor has the line been utilized since its inception in May 2009. Additionally, we guarantee a $4.6 million ESOP loan. We are currently not meeting debt covenants related to certain financial ratios for both of these loans and are working with the lenders and expect to either obtain a waiver or a modification for these covenants.

First Commonwealth’s long-term liquidity source is its core deposit base and its capital position which remains at a well capitalized level. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first six months of 2010, total deposits increased $202.9 million, investments declined $174.4 million and loans decreased $202.2 million. These balance sheet changes provided funds used to decrease borrowings by $616.7 million. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Interest-bearing demand deposits	$107,261	$107,612
Savings deposits	2,360,648	2,175,953
Time deposits	1,619,479	1,610,989

Total interest-bearing deposits	$4,087,388	$3,894,554

At June 30, 2010, noninterest-bearing deposits increased by $10.0 million and interest-bearing deposits increased $192.8 million each as compared to December 31, 2009. Contributing to the increase in interest-bearing deposits in the first six months of 2010 was $184.7 million growth in savings deposits and an increase in time deposits of $8.5 million. The time deposit increase includes $48.9 million of brokered deposits that were obtained through the CDARS program.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.80 at June 30, 2010 and 0.72 at December 31, 2009. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,107,955	$228,003	$319,287	$2,655,245	$1,595,644	$183,402
Investments	271,543	76,611	151,340	499,494	339,327	208,304
Other interest-earning assets	1,503	0	0	1,503	0	0

Total interest-sensitive assets (ISA)	2,381,001	304,614	470,627	3,156,242	1,934,971	391,706

Certificates of deposit	450,535	174,043	349,819	974,397	633,507	11,495
Other deposits	2,467,989	0	0	2,467,989	0	0
Borrowings	467,560	20,112	24,328	512,000	63,720	40,292

Total interest-sensitive liabilities (ISL)	3,386,084	194,155	374,147	3,954,386	697,227	51,787

Gap	$(1,005,083)	$110,459	$96,480	$(798,144)	$1,237,744	$339,919

ISA/ISL	0.70	1.57	1.26	0.80	2.78	7.56
Gap/Total assets	16.59%	1.82%	1.59%	13.18%	20.43%	5.61%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Market Risk (Continued)

	December 31, 2009
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,298,032	$166,057	$326,804	$2,790,893	$1,639,953	$205,655
Investments	140,836	106,357	135,379	382,572	552,411	286,840
Other interest-earning assets	327	0	0	327	0	0

Total interest-sensitive assets (ISA)	2,439,195	272,414	462,183	3,173,792	2,192,364	492,495

Certificates of deposit	266,221	252,528	473,039	991,788	605,442	13,676
Other deposits	2,283,648	0	0	2,283,648	0	0
Borrowings	1,085,158	13,460	55,223	1,153,841	37,864	40,476

Total interest-sensitive liabilities (ISL)	3,635,027	265,988	528,262	4,429,277	643,306	54,152

Gap	$(1,195,832)	$6,426	$(66,079)	$(1,255,485)	$1,549,058	$438,343

ISA/ISL	0.67	1.02	0.87	0.72	3.41	9.09
Gap/Total assets	18.55%	0.10%	1.03%	19.48%	24.03%	6.80%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

	June 30, 2010
	- 200	- 100	+ 100	+ 200
	(dollars in thousands)
Net interest income change (12 months):	$(6,208)	$(2,182)	$319	$2,113

	December 31, 2009
	- 200	- 100	+ 100	+ 200
	(dollars in thousands)
Net interest income change (12 months):	$(4,413)	$646	$(4,076)	$(3,489)

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 to 25 basis point range. Results of the 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 2% and therefore cannot decline 200 basis points, yet our interest-sensitive assets are able to decline the full 200 basis points. In the three and six month periods ended June 30, 2010, the cost of our interest-bearing liabilities averaged 1.33% and 1.34%, respectively, and the yield on our average interest-earning assets, on a fully tax equivalent basis, averaged 5.03% and 5.04%, respectively.

The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage our exposure to interest rate fluctuations.

Asset/liability models require certain assumptions be made, such as prepayment rates on earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Market Risk(Continued)

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

First Commonwealth’s methodology for assessing the appropriateness of the allowance for credit losses consists of several key elements. These elements include an assessment of individual impaired loans with a balance greater than $0.1 million, loss experience trends, delinquency and other relevant factors. While allocations are made to specific loans and pools of loans, the total allowance is available for all loan losses.

Non-performing loans include non-accrual loans and loans classified as troubled debt restructurings. Non-accrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources.

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in non-accrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. The bank excludes from non-accrual status any loans contractually past due 90 days or more as to interest or principal payments if they are well secured and in the process of collection.

Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the estimated fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for loan losses are recognized where appropriate.

The allowance for credit losses was $88.0 million at June 30, 2010 or 1.99% of loans outstanding compared to 1.76% reported at December 31, 2009 and 1.83% at June 30, 2009. The allowance for credit losses as a percentage of non-performing loans was 66% as of June 30, 2010 compared to 55% at December 31, 2009 and 101% at June 30, 2009. The amount of allowance related to non-performing loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $41.5 million related to non-performing loans covering 31% of the total non-performing balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Credit Risk (Continued)

The following table identifies amounts of loan losses and non-performing loans and securities:

	June 30,				December 31,
	2010		2009		2009
	(dollars in thousands)
Non-performing Loans:
Loans on non-accrual basis	$132,555		$81,285		$147,937
Troubled debt restructured loans	599		637		619

Total non-performing loans	$133,154		$81,922		$148,556

Loans past due in excess of 90 days and still accruing	$15,045		$14,978		$15,154
Other real estate owned	21,548		25,565		24,287
Loans outstanding at end of period	4,434,291		4,536,711		4,636,501
Average loans outstanding	4,593,781	(a)	4,486,216	(a)	4,557,227	(b)
Provision for credit losses (year to date)	49,030	(a)	56,490	(a)	100,569	(b)
Allowance for credit losses	88,046		83,056		81,639
Net charge-offs (year to date)	42,623	(a)	26,193	(a)	71,689	(b)
Non-performing loans as a percentage of total loans	3.00%		1.81%		3.20%
Net charge-offs as a percentage of average loans outstanding (annualized)	1.87%		1.18%		1.57%
Provision for credit losses as a percentage of net charge-offs	115.03	%(a)	215.67	%(a)	140.29	%(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.99%		1.83%		1.76%
Allowance for credit losses as a percentage of non-performing loans	66.12%		101.38%		54.96%
Non-performing Securities:
Non-accrual securities at market value	$6,483		$530		$3,258

(a)	For the six month period ended
(b)	For the twelve month period ended

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and non-performing loans by loan type as of and for the periods presented:

	As of June 30, 2010		As of December 31, 2009
	Outstanding Balance	Percentage of Total Portfolio	Outstanding Balance	Percentage of Total Portfolio
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,031,568	23%	$1,127,320	25%
Real estate-construction	406,085	9	428,744	9
Real estate-residential	1,161,012	26	1,202,386	26
Real estate-commercial	1,272,972	29	1,320,715	28
Loans to individuals	562,654	13	557,336	12

Total loans, net of unearned income	$4,434,291	100%	$4,636,501	100%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Credit Risk (Continued)

	For Six Months Ended June 30, 2010			As of June 30, 2010
	Net Charge-offs	Percentage of Total Net Charge-offs	Net Charge- offs as a Percentage of Average Loans	Non-performing Loans	Percentage of Total Non-performing	Non-performing Loans as a Percentage of Total Loans
Commercial, financial, agricultural and other	$(643)	(1.51%)	(0.03%)	$53,060	40%	1.20%
Real estate-construction	38,182	89.58	1.68	48,236	36	1.09
Real estate-residential	2,492	5.85	0.11	3,670	3	0.08
Real estate-commercial	944	2.21	0.04	28,121	21	0.63
Loans to individuals	1,648	3.87	0.07	67	0	0.00

Total loans, net of unearned income	$42,623	100%	1.87%	$133,154	100%	3.00%

As the above table illustrates, three categories of loans, real estate-construction, commercial, financial, agricultural and other and real estate-commercial, were a significant portion of the non-performing loans as of June 30, 2010.

Real estate-construction loans, which represent only 9% of total loans, were 90% of net charge-offs during the six months ended June 30, 2010 and 36% of total non-performing loans as of June 30, 2010. In the real estate-construction category, loans generated outside of Pennsylvania represented 94% of non-performing loans and 99% of the charge-offs for that category for the six months ended June 30, 2010. Non-performing real estate-construction loans totaled $48.2 million as of June 30, 2010, of which $12.7 million related to a condominium development project in Missouri, $12.2 million related to two separate condominium projects in Florida and $8.6 million related to development for a Nevada resort.

Commercial, financial, agricultural and other loans were 23% of total loans and 40% of total non-performing loans. Of the $53.1 million non-performing loans in this category, $44.5 million related to a line of credit issued to a western Pennsylvania real estate developer. For the six months ended June 30, 2010, there were $0.6 million in recoveries for this loan category as the result of a $2.0 million recovery from a previously charged-off loan as a result of higher than expected proceeds from a bankruptcy sale.

Real estate-commercial loans, which represent 29% of total loans, were 21% of total non-performing loans as of June 30, 2010. Non-performing real estate-commercial loans totaled $28.1 million as of June 30, 2010, of which the largest portion relates to a $10.1 million loan for a waste management company based in Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Credit Risk (Continued)

The following table for commercial, financial, agricultural and other, real estate-construction and real estate-commercial loans shows the percentage of such loans at June 30, 2010 that had been generated in and out of Pennsylvania; the percentage of net charge-offs for the six months ended June 30, 2010; and the percentage of non-performing loans as of June 30, 2010 attributable to loans in and out of Pennsylvania:

	Percentage of Loans In Category	Percentage of Net Charge-offs In Category	Percentage of Non-performing Loans In Category
Commercial, financial, agricultural and other
Loans in Pennsylvania	83%	-208%	100%
Loans out of Pennsylvania	17	308	0
Real estate-construction
Loans in Pennsylvania	71%	1%	6%
Loans out of Pennsylvania	29	99	94
Real estate-commercial
Loans in Pennsylvania	91%	100%	100%
Loans out of Pennsylvania	9	0	0

In the real estate-construction category, loans outside of Pennsylvania represented 94% of non-performing loans in that category and 99% of the charge-offs for that category at June 30, 2010.

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

Capital Resources

At June 30, 2010, shareholders’ equity was $654.3 million, an increase of $15.4 million from December 31, 2009. The increase was primarily the result of proceeds of $6.4 million from reissued treasury stock and additional capital stock issued, both from our dividend reinvestment plan, an $11.2 million increase in other comprehensive income due to changes in the fair value of our available for sale investments and a decrease of $1.0 million in unearned ESOP shares. Having a capital base which exceeds regulatory minimum levels provides First Commonwealth with a foundation to manage the current economic challenges, to expand lending, to protect depositors and to provide for growth while protecting against future uncertainties. The evaluation of capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings history and prospects. In consideration of these factors, management’s primary emphasis with respect to First Commonwealth’s capital position is to maintain an adequate and stable equity to assets ratio.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Capital Resources (Continued)

The table below presents First Commonwealth’s capital position at June 30, 2010:

	Actual		Regulatory Minimum		Well Capitalized		Excess over Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$615,778	11.6%	$423,698	8.0%	N/A	N/A	N/A
First Commonwealth Bank	596,475	11.4	418,802	8.0	$523,502	10.0	$72,973
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$549,299	10.4%	$211,849	4.0%	N/A	N/A	N/A
First Commonwealth Bank	530,751	10.1	209,401	4.0	$314,101	6.0	$216,650
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$549,299	9.0%	$243,521	4.0%	N/A	N/A	N/A
First Commonwealth Bank	530,751	8.8	240,980	4.0	$301,225	5.0	$229,526

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10%, 6% and 5%, respectively. At June 30, 2010, First Commonwealth’s banking subsidiary exceeded those requirements.

In March 2010, First Commonwealth filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended, with the SEC for issuance of up to $300.0 million of a variety of securities including debt and capital securities, preferred and common stock and warrants. First Commonwealth may use the proceeds from the sale of any securities for general corporate purposes, which could include investments at the holding company level, investing in, or extending credit to, its subsidiaries, possible acquisitions and stock repurchases. As of June 30, 2010, First Commonwealth had not issued any securities pursuant to the shelf registration statement.

On July 20, 2010, First Commonwealth Financial Corporation declared a quarterly dividend of $0.01 per share payable on August 13, 2010. This level of dividend provides for the strengthening of capital during a time of unprecedented uncertainty and market volatility.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2009 other than the following:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including First Commonwealth Financial Corporation and First Commonwealth Bank. The Act is likely to increase our regulatory compliance burden. However, it is too early for us to fully assess the full impact of the Act on our business, financial condition or results of operations in part because many of the Act’s provisions require subsequent regulatory rulemaking.

Among the Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions will limit our future capital strategies. The Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as First Commonwealth Financial Corporation and First Commonwealth Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce our non-interest income. We are currently in the process of evaluating this regulatory change, but have not fully quantified the full impact.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: July 30, 2010	/s/ John J. Dolan
John J. Dolan President and Chief Executive Officer

DATED: July 30, 2010	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer