Form 10-Q
period 2010-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2010-11-05
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 2, 2010, was 104,826,534.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010	December 31, 2009
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$94,567	$89,232
Interest-bearing bank deposits	40,852	327
Securities available-for-sale, at fair value	927,121	1,133,856
Securities held-to-maturity, at amortized cost, (Fair value $0 at September 30, 2010 and $37,586 at December 31, 2009)	0	36,758
Other investments	51,431	51,431
Loans:
Portfolio loans	4,299,573	4,636,501
Allowance for credit losses	(85,646)	(81,639)

Net loans	4,213,927	4,554,862

Premises and equipment, net	68,270	70,742
Other real estate owned	24,555	24,287
Goodwill	159,956	159,956
Other intangibles, net	5,766	7,407
Other assets	325,258	317,435

Total assets	$5,911,703	$6,446,293

Liabilities
Deposits (all domestic):
Noninterest-bearing	$730,939	$641,231
Interest-bearing	3,996,932	3,894,554

Total deposits	4,727,871	4,535,785
Short-term borrowings	162,020	958,932

Subordinated debentures	105,750	105,750
Other long-term debt	119,475	168,697

Total long-term debt	225,225	274,447

Other liabilities	54,777	38,318

Total liabilities	5,169,893	5,807,482

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,515,079 shares issued and 104,823,372 shares outstanding at September 30, 2010; 86,600,431 shares issued and 85,151,875 shares outstanding at December 31, 2009	105,515	86,600
Additional paid-in capital	366,647	301,523
Retained earnings	280,706	278,887
Accumulated other comprehensive income (loss), net	1,009	(6,045)
Treasury stock (691,707 shares at September 30, 2010 and 1,448,556 shares at December 31, 2009, at cost)	(7,967)	(16,554)
Unearned ESOP shares	(4,100)	(5,600)

Total shareholders’ equity	741,810	638,811

Total liabilities and shareholders’ equity	$5,911,703	$6,446,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$56,051	$57,085	$170,826	$173,153
Interest and dividends on investments:
Taxable interest	9,193	12,406	29,324	39,291
Interest exempt from federal income taxes	721	2,540	4,711	8,094
Dividends	13	31	59	183
Interest on bank deposits	4	1	77	3

Total interest income	65,982	72,063	204,997	220,724

Interest Expense
Interest on deposits	12,194	17,014	38,841	54,464
Interest on short-term borrowings	284	947	1,752	3,427
Interest on subordinated debentures	1,429	1,447	4,194	4,772
Interest on other long-term debt	979	1,672	3,420	4,991

Total interest on long-term debt	2,408	3,119	7,614	9,763

Total interest expense	14,886	21,080	48,207	67,654

Net Interest Income	51,096	50,983	156,790	153,070
Provision for credit losses	4,522	23,020	53,552	79,510

Net Interest Income after Provision for Credit Losses	46,574	27,963	103,238	73,560

Noninterest Income
Change in fair value on impaired securities	(5,787)	(25,473)	(7,114)	(68,483)
Non-credit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)	1,497	13,570	(2,036)	37,953

Net impairment losses	(4,290)	(11,903)	(9,150)	(30,530)
Net securities gains	1,430	44	2,412	124
Trust income	1,486	1,366	4,378	3,604
Service charges on deposit accounts	4,302	4,555	13,057	12,798
Insurance and retail brokerage commissions	1,600	2,068	5,328	5,440
Income from bank owned life insurance	1,377	1,078	3,935	3,250
Card related interchange income	2,689	2,224	7,695	6,258
Other income	2,285	1,569	7,324	9,512

Total noninterest income	10,879	1,001	34,979	10,456

Noninterest Expense
Salaries and employee benefits	20,617	21,405	63,991	64,986
Net occupancy expense	3,317	3,263	10,749	10,791
Furniture and equipment expense	3,084	3,121	9,350	9,073
Data processing expense	1,367	1,136	4,282	3,433
Pennsylvania shares tax expense	1,468	1,310	3,982	3,953
Intangible amortization	408	684	1,641	2,170
Collection and repossession expense	1,209	1,444	2,926	4,095
FDIC insurance	2,014	2,046	5,989	8,430
Other professional fees and services	719	723	2,947	2,633
Loss on sale or write-down of assets	92	49	2,489	161
Other operating expenses	6,636	6,764	19,502	20,903

Total noninterest expense	40,931	41,945	127,848	130,628

Income (Loss) before income taxes	16,522	(12,981)	10,369	(46,612)
Income tax provision (benefit)	5,863	(7,120)	(664)	(23,819)

Net Income (Loss)	$10,659	$(5,861)	$11,033	$(22,793)

Average Shares Outstanding	97,199,306	84,594,952	89,380,112	84,558,972
Average Shares Outstanding Assuming Dilution	97,203,753	84,594,952	89,382,588	84,558,972
Per Share Data:
Basic Earnings (Loss) per Share	$0.11	$(0.07)	$0.12	$(0.27)
Diluted Earnings (Loss) per Share	0.11	(0.07)	0.12	(0.27)
Cash Dividends Declared per Common Share	0.01	0.03	0.05	0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2009	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Comprehensive income
Net income			11,033				11,033
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period				1,319			1,319
Non-credit related gains on securities not expected to be sold				1,323			1,323
Reclassification adjustment for losses on securities included in net income				4,412			4,412

Total other comprehensive income							$7,054

Total comprehensive income							$18,087
Cash dividends declared			(4,261)				(4,261)
Net decrease in unearned ESOP shares						1,500	1,500
ESOP market value adjustment ($772 thousand, net of $270 thousand tax benefit)		(502)					(502)
Discount on dividend reinvestment plan purchases		(28)					(28)
Treasury stock acquired					(8)		(8)
Treasury stock reissued		656	(4,785)		8,233		4,104
Restricted stock			(168)		362		194
Common stock issued	18,915	64,998					83,913

Balance at September 30, 2010	$105,515	$366,647	$280,706	$1,009	$(7,967)	$(4,100)	$741,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

(Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption of FASB ASC Topic 320-10-65 ($6.5 million, net of $2.3 million tax)			4,223	(4,223)

Balance at January 1, 2009	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net loss			(22,793)				(22,793)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period				29,610			29,610
Non-credit related losses on securities not expected to be sold				(24,669)			(24,669)
Reclassification adjustment for losses on securities included in net loss				19,789			19,789

Total other comprehensive income							$24,730

Total comprehensive income							$1,937
Cash dividends declared			(12,682)				(12,682)
Net decrease in unearned ESOP shares						1,500	1,500
ESOP market value adjustment ($557 thousand, net of $195 thousand tax benefit)		(362)					(362)
Discount on dividend reinvestment plan purchases		(369)					(369)
Tax benefit of stock options exercised		149					149
Treasury stock reissued		(5)			66		61
Restricted stock		(3)			135		132

Balance at September 30, 2009	$86,600	$302,418	$278,695	$(762)	$(17,706)	$(6,100)	$643,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Operating Activities
Net income (loss)	$11,033	$(22,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	53,552	79,510
Deferred tax benefit	(7,229)	(27,620)
Depreciation and amortization	8,142	7,491
Net losses on securities and other assets	6,372	29,911
Net (accretion) amortization of premiums and discounts on securities	24	(216)
Net amortization of premiums and discounts on long-term debt	(692)	(1,580)
Income from increase in cash surrender value of bank owned life insurance	(3,935)	(3,250)
Decrease in interest receivable	2,642	2,181
Decrease in interest payable	(1,419)	(2,790)
Increase (decrease) in income tax payable	5,022	(726)
Other-net	9,330	259

Net cash provided by operating activities	82,842	60,377

Investing Activities
Transactions in securities held-to-maturity:
Proceeds from maturities and redemptions	13,063	9,698
Transactions in securities available-for-sale:
Proceeds from sales	26,754	5,615
Proceeds from maturities and redemptions	460,561	302,726
Purchases	(252,794)	(181,834)
Proceeds from sales of other assets	5,657	7,263
Net decrease (increase) in loans	281,884	(299,181)
Purchases of premises and equipment	(4,074)	(5,852)

Net cash provided by (used in) investing activities	531,051	(161,565)

Financing Activities
Net decrease in federal funds purchased	(105,000)	(59,300)
Net decrease in other short-term borrowings	(691,912)	(36,991)
Net increase in deposits	192,189	216,867
Repayments of other long-term debt	(97,030)	(3,031)
Proceeds from issuance of long-term debt	50,000	2,403
Proceeds from issuance of common stock	83,913	0
Discount on dividend reinvestment plan purchases	(28)	(369)
Dividends paid	(4,261)	(27,141)
Proceeds from reissuance of treasury stock	4,104	61
Purchase of treasury stock	(8)	0
Stock option tax benefit	0	149

Net cash (used in) provided by financing activities	(568,033)	92,648

Net increase (decrease) in cash and cash equivalents	45,860	(8,540)
Cash and cash equivalents at beginning of period	89,559	88,566

Cash and cash equivalents at end of period	$135,419	$80,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 1 Basis of Presentation

The accounting and reporting policies of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth” or “Company”) conform with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ from those estimates. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of First Commonwealth’s financial position, results of operations, cash flows and changes in shareholders’ equity as of and for the periods presented.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year of 2010. These interim financial statements should be read in conjunction with First Commonwealth’s 2009 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com. First Commonwealth’s website also provides additional information of interest to investors and clients, including other regulatory filings made to the Securities and Exchange Commission (“SEC”), press releases, historical stock prices, dividend declarations, corporate governance information, policies and documents as well as information about products and services offered by First Commonwealth.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Loan type balances presented for December 31, 2009 were reclassified from those previously disclosed in order to more consistently categorize loans based on collateral rather than purpose and to be more consistent with regulatory definitions.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Condensed Consolidated Statements of Changes in Shareholders’ Equity:

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains arising during the period	$2,029	$(710)	$1,319	$45,554	$(15,944)	$29,610
Non-credit related gains (losses) on securities not expected to be sold	2,036	(713)	1,323	(37,953)	13,284	(24,669)
Losses realized in net income (loss)	6,788	(2,376)	4,412	30,445	(10,656)	19,789

Net unrealized gains	10,853	(3,799)	7,054	38,046	(13,316)	24,730

Other comprehensive income	$10,853	$(3,799)	$7,054	$38,046	$(13,316)	$24,730

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 2 Supplemental Comprehensive Income Disclosures (Continued)

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Condensed Consolidated Statements of Changes in Shareholders’ Equity:

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	$(7,866)	$2,753	$(5,113)	$29,155	$(10,204)	$18,951
Non-credit related gains (losses) on securities not expected to be sold	(1,497)	524	(973)	(13,570)	4,749	(8,821)
Losses realized in net income (loss)	2,860	(1,001)	1,859	11,886	(4,160)	7,726

Net unrealized (losses) gains	(6,503)	2,276	(4,227)	27,471	(9,615)	17,856

Other comprehensive (loss) income	$(6,503)	$2,276	$(4,227)	$27,471	$(9,615)	$17,856

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities.

	For the Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash paid during the year for:
Interest	$50,421	$71,837
Income taxes	1,216	3,900
Non-cash investing and financing activities:
ESOP loan reductions	$1,500	$1,500
Loans transferred to other real estate owned and repossessed assets	6,061	27,679
Gross increase in market value adjustment to securities available-for-sale	10,853	38,046
Transfer of securities from held-to-maturity to available-for-sale	22,433	0

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

(Unaudited) (Continued)

September 30, 2010

Note 4 Variable Interest Entities (Continued)

FASB Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” amends the ASC for FASB Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 167.” First Commonwealth adopted the new guidance under FASB ASU No. 2009-17 on January 1, 2010.

As part of its community reinvestment initiatives, First Commonwealth has invested in ten qualified affordable housing projects as a limited partner. First Commonwealth receives federal affordable housing tax credits and rehabilitation tax credits for these limited partnership investments. Management evaluates the limited partnerships for impairment on an annual basis or more frequently as events warrant. In the third quarter of 2010, there was $0.1 million of impairment recognized on one investment. No impairment was recorded in 2009. Based on ASC 810-10, First Commonwealth is not deemed to be the primary beneficiary of these investments. Therefore, First Commonwealth has determined that these investments will not be consolidated, but will continue to be accounted for under the equity method whereby First Commonwealth’s portion of the partnership’s results are recognized as earned. These investments are included in “Other assets” on the Condensed Consolidated Statements of Financial Condition.

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$954	$1,289

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

The following table identifies the notional amount of those instruments at:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Commitments to extend credit	$1,570,531	$1,598,599
Financial standby letters of credit	65,316	83,630
Performance standby letters of credit	78,760	76,194
Commercial letters of credit	20	1,275

The current notional amounts outstanding as of September 30, 2010 include financial standby letters of credit of $0.7 million and performance standby letters of credit of $5.3 million issued during the first nine months of 2010. A liability of $0.2 million has been recorded as of September 30, 2010, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued. See Note 11, “Fair Value of Assets and Liabilities,” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 5 Commitments and Letters of Credit (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. An evaluation of the credit risk in these instruments resulted in the recording of a liability of $0.8 million as of September 30, 2010. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 6 Investment Securities

Below is an analysis of the amortized cost and estimated fair values of securities available-for-sale at:

	September 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$38,514	$3,808	$0	$42,322	$44,357	$2,995	$0	$47,352
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	615,460	31,862	0	647,322	749,417	28,665	(289)	777,793
Mortgage Backed Securities – Commercial	242	1	(2)	241	281	1	(6)	276
Other Government- Sponsored Enterprises	134,543	563	0	135,106	75,000	147	(172)	74,975
Obligations of States and Political Subdivisions	50,886	2,067	0	52,953	170,278	3,476	(897)	172,857
Corporate Securities	21,232	364	(355)	21,241	22,545	52	(3,767)	18,830
Pooled Trust Preferred Collateralized Debt Obligations	59,914	0	(37,081)	22,833	69,374	0	(39,644)	29,730

Total Debt Securities	920,791	38,665	(37,438)	922,018	1,131,252	35,336	(44,775)	1,121,813
Equity Securities	5,106	1	(4)	5,103	12,231	218	(406)	12,043

Total Securities Available-for-sale	$925,897	$38,666	$(37,442)	$927,121	$1,143,483	$35,554	$(45,181)	$1,133,856

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 6 Investment Securities (Continued)

The amortized cost and estimated fair value of debt securities available-for-sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within one year	$4,723	$4,726
Due after one but within five years	134,406	135,171
Due after five but within ten years	7,719	8,205
Due after ten years	119,727	84,031

	266,575	232,133
Mortgage Backed Securities (a)	654,216	689,885

Total Debt Securities	$920,791	$922,018

(a)	Mortgage Backed Securities include an amortized cost of $39 million and an estimated fair value of $42 million for Obligations of U.S. Government agencies issued by Ginnie Mae. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $615 million and an estimated fair value of $647 million.

For the nine months ended September 30, 2010, the Company realized proceeds of $27 million from the sale of available-for-sale securities which included $3.2 million in gross gains and $0.8 million in gross losses. For the nine months ended September 30, 2009, the Company realized proceeds of $6 million from the sale of available-for-sale securities which included $87 thousand in gross gains and $2 thousand in gross losses.

Securities available-for-sale with an estimated fair value of $601 million and $637 million were pledged as of September 30, 2010 and December 31, 2009, respectively, to secure public deposits and for other purposes required or permitted by law.

On June 30, 2010, the Company reclassified its entire held-to-maturity portfolio to the available-for-sale portfolio. At the time of reclassification, the investments had an amortized cost of $22.4 million of which $22.3 million were obligations of states and political subdivisions and $0.1 million were mortgage backed securities. When the securities were transferred two of the obligations of states and political subdivision securities were in an unrealized loss position totaling $45 thousand, the remaining bonds in that category were in an unrealized gain position of $0.8 million and all of the mortgage backed securities were in an unrealized gain position. Other-than-temporary impairment charges of $45 thousand were recognized on the two state and political subdivision securities that were in an unrealized loss position.

The transfer of securities from the held-to-maturity portfolio resulted from the implementation of a strategy to liquidate a portion of the obligations of states and political subdivisions portfolio in order to mitigate future credit risk and improve our tax position.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 6 Investment Securities (Continued)

As of September 30, 2010, there were no securities classified as held-to-maturity. Below is an analysis of the amortized cost and estimated fair values of debt securities held-to-maturity at December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$29	$3	$0	$32
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	89	7	0	96
Obligations of States and Political Subdivisions	36,640	912	(94)	37,458

Total Securities Held-to-Maturity	$36,758	$922	$(94)	$37,586

For the nine months ended September 30, 2010, net securities gains included $50 thousand in gains and no losses for debt securities held-to-maturity. For the nine months ended September 30, 2009, net securities gains included $39 thousand in gains and no losses for debt securities held-to-maturity.

Securities held-to-maturity with an estimated fair value of $37 million were pledged as of December 31, 2009, to secure public deposits and for other purposes required or permitted by law.

Note 7 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2010 and December 31, 2009, our FHLB stock totaled $51.4 million and is included in Other investments on the Condensed Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as temporarily discontinued the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. On October 29, 2010, the FHLB resumed the repurchase of excess stock from its members by repurchasing the lessor of 5% of the members total capital stock outstanding or its total excess capital stock. As a result, $2.6 million of the $51.4 million in stock owned by the Company as of September 30, 2010 was repurchased by FHLB. Decisions regarding any future repurchases of excess capital stock will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-Q for the period ended June 30, 2010 filed with the SEC on August 9, 2010.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. First Commonwealth evaluates impairment quarterly. The decision of whether impairment exists is

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 7 Other Investments (Continued)

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock is recoverable. Accordingly, no impairment charge was recorded on these securities for the nine months ended September 30, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 8 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). In the third quarter of 2010, we recorded $4.3 million in other-than-temporary impairment charges. These charges include $4.0 million in credit related other-than-temporary impairment on five trust preferred collateralized debt obligations and $0.3 million recorded on one equity security. Additionally, for the three months ended September 30, 2010, $1.5 million in non-credit related losses on securities that were determined to be impaired in the current or any previous periods was recorded in OCI on our trust preferred collateralized debt obligations. All of the securities for which other-than-temporary impairment was recorded were classified as available-for-sale securities.

In accordance with FASB ASC Topic 320, at the beginning of 2009, the non-credit related portion of other-than-temporary impairment losses recognized in prior year earnings was reclassified as a cumulative effect adjustment that increased retained earnings and decreased accumulated OCI. In 2008, $13.0 million in other-than-temporary impairment charges were recognized, of which $6.5 million related to non-credit related impairment on debt securities. Therefore, the cumulative effect adjustment to retained earnings totaled $6.5 million, or $4.2 million net of tax on January 1, 2009.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Condensed Consolidated Statement of Operations, the “Change in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Non-credit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)” line represents the gains and losses on the securities resulting from factors other than credit. The non-credit related gain or loss is disclosed in the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 8 Impairment of Investment Securities (Continued)

Condensed Consolidated Statement of Operations and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total noninterest income for the related period.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 11, “Fair Values of Assets and Liabilities” for additional information.

The following table presents the gross unrealized losses and estimated fair values at September 30, 2010 for our available-for-sale securities by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	$20	$0	$0	$0	$20	$0
Mortgage Backed Securities – Commercial	187	(2)	0	0	187	(2)
Other Government-Sponsored Enterprises	0	0	0	0	0	0
Corporate Securities	2,837	(42)	6,819	(313)	9,656	(355)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,833	(37,081)	22,833	(37,081)

Total Debt Securities	3,044	(44)	29,652	(37,394)	32,696	(37,438)
Equity Securities	0	0	46	(4)	46	(4)

Total Securities	$3,044	$(44)	$29,698	$(37,398)	$32,742	$(37,442)

At September 30, 2010, pooled trust preferred collateralized debt obligations accounted for 99% of unrealized losses while corporate fixed income comprised 1% of the total unrealized losses. Equity securities accounted for less than 1% of unrealized losses as the result of one issue which has been in a continuous unrealized loss

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 8 Impairment of Investment Securities (Continued)

position for more than twelve months. This issue is not considered impaired based on our analysis of the investment and the amount of the unrealized loss.

Corporate securities had a gross unrealized loss of $0.4 million as of September 30, 2010 and $3.8 million as of December 31, 2009. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large regional banks. As of September 30, 2010, our single issue trust preferred securities had an amortized cost of $20.0 million and an estimated fair value of $19.9 million, while our corporate debentures had a book value of $1.2 million and an estimated fair value of $1.4 million. As of December 31, 2009, our single issue trust preferred securities had an amortized cost of $21.4 million and an estimated fair value of $17.6 million, while our corporate debentures had a book and fair value of $1.2 million. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

The following table presents the gross unrealized losses and estimated fair values at December 31, 2009 for both available-for-sale and held-to-maturity securities by investment category and time frame for which the loss has been outstanding:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	$35,202	$(286)	$307	$(3)	$35,509	$(289)
Mortgage Backed Securities – Commercial	169	(5)	43	(1)	212	(6)
Other Government-Sponsored Enterprises	49,828	(172)	0	0	49,828	(172)
Corporate Securities	5,070	(641)	12,521	(3,126)	17,591	(3,767)
Pooled Trust Preferred Collateralized Debt Obligations	4,985	(3,698)	24,745	(35,946)	29,730	(39,644)
Obligations of States and Political Subdivisions	25,832	(150)	21,154	(841)	46,986	(991)

Total Debt Securities	121,086	(4,952)	58,770	(39,917)	179,856	(44,869)
Equity Securities	1,476	(402)	46	(4)	1,522	(406)

Total Securities	$122,562	$(5,354)	$58,816	$(39,921)	$181,378	$(45,275)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 8 Impairment of Investment Securities (Continued)

The following table provides additional information related to our corporate securities as of September 30, 2010:

Corporate Securities

(Single Issue Trust Preferred Securities and Corporate Debentures)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Current Moody’s/ Fitch Issuer Ratings (a)
BP Bank America Inst	Bank of America Corp	$1,023	$1,010	$(13)	Baa3/BBB-
BP MBNA Capital	Bank of America Corp	1,025	1,031	6	Baa3/BBB-
NB Capital Trust II	Bank of America Corp	3,070	3,077	7	Baa3/BBB-
North Fork Cap Trust	Capital One Financial Corp	1,264	1,288	24	Baa3/BBB
Reliance Cap Trust	Capital One Financial Corp	488	420	(68)	NA
FCB/SC Cap Trust	First Citizens Bancorporation	494	438	(56)	NA
Fifth Third Cap	Fifth Third Bancorp	250	263	13	NA
PBI Capital Trust	Fulton Financial Corp	248	223	(25)	NA
KeyCorp Capital II	KeyCorp	1,856	1,827	(29)	Baa3/BBB
Union State Capital Trust I	KeyCorp	1,030	1,025	(5)	NA
BSB Cap Trust	M&T Bank Corp	465	473	8	NA
First Empire Cap MTB	M&T Bank Corp	4,873	4,714	(159)	Baa2/BBB
PNC Capital Trust	PNC Financial Services Group	454	502	48	NA
Susquehanna Cap	Susquehanna Bancshares	500	524	24	NA
First Union Instit Cap I	Wells Fargo Co.	3,000	3,072	72	Baa2/A

Total Single Issue Trust Preferred Securities		20,040	19,887	(153)

Fulton Financial Corp	Fulton Financial Corp	450	494	44	Baa2/BBB+
Provident Bk MD	M&T Bank Corp	245	273	28	NA/BBB+
PNC Bank NA	PNC Financial Services Group	497	587	90	A2*-/A

Total Corporate Debentures		1,192	1,354	162

Total Corporate Securities		$21,232	$21,241	$9

(a)*-indicates negative watch

As of September 30, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $59.9 million with an estimated fair value of $22.8 million, which includes securities comprised of 368 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. Two of the pooled issues, representing $11.4 million of the $59.9 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2010, after taking into account management’s best estimates of future interest deferrals and defaults, eleven of our securities had no excess

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 8 Impairment of Investment Securities (Continued)

subordination in the tranches we own and three of our securities had excess subordination which ranged from 36% to 70% of the current performing collateral. As of September 30, 2010, nine of our pooled trust preferred collateralized obligations with an estimated fair value of $11.0 million are not receiving interest payments and therefore are reflected in the table on page 58 as nonperforming securities.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of September 30, 2010:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Current Number of Banks	Actual Deferrals and Defaults as a Percentage of Current Collateral	Excess Subordination as a Percentage of Current Performing Collateral
Pre TSL I	Senior	$3,132	$2,985	$(147)	A1/BBB	29	36.22%	67.15%
Pre TSL IV	Mezzanine	1,830	721	(1,109)	Ca/CCC	6	27.07%	36.03%
Pre TSL V (a)	Mezzanine	394	382	(12)	Ba3/C	4	65.87%	0.00%
Pre TSL VI (a)	Mezzanine	237	143	(94)	Caa1/CC	5	80.98%	0.00%
Pre TSL VII (a)	Mezzanine	4,012	1,396	(2,616)	Ca/C	19	70.48%	0.00%
Pre TSL VIII (a)	Mezzanine	1,619	441	(1,178)	C/C	36	43.67%	0.00%
Pre TSL IX	Mezzanine	2,251	773	(1,478)	Ca/C	49	29.22%	0.00%
Pre TSL X (a)	Mezzanine	1,300	281	(1,019)	C/C	56	43.49%	0.00%
Pre TSL XII (a)	Mezzanine	5,389	1,926	(3,463)	Ca/C	77	31.12%	0.00%
Pre TSL XIII (a)	Mezzanine	11,816	3,080	(8,736)	Ca/C	65	30.75%	0.00%
Pre TSL XIV (a)	Mezzanine	12,523	2,998	(9,525)	Ca/C	64	28.75%	0.00%
MMCap I	Senior	8,260	6,787	(1,473)	A3/A	29	21.60%	70.11%
MMCap I (a)	Mezzanine	841	402	(439)	Ca/CCC	29	21.60%	0.00%
MM Comm IX	Mezzanine	6,310	518	(5,792)	Caa3/C	33	42.95%	0.00%

Total		$59,914	$22,833	$(37,081)

(a)	nonaccrual securities

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the first nine months of 2010, $8.7 million in credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the estimated fair value of the security and the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 8 Impairment of Investment Securities (Continued)

amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities. Additional information related to this analysis follows.

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2010. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned. Prepayments are incorporated into our estimate of future cash flows only after they have been announced or have actually occurred.

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 368 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators. Cures of interest deferrals are factored into our analysis only after they have been announced or have actually occurred. A 10% projected recovery rate is applied to projected deferrals and a 0% projected recovery rate is applied to defaults. The probability of default is updated quarterly. As of September 30, 2010, default probabilities for performing collateral ranged from 0.33% to 75%.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 8 Impairment of Investment Securities (Continued)

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

Based upon the analysis performed by management as of September 30, 2010, it is probable that eleven of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges have been recorded related to these securities. These securities are identified in the table on page 18 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” The $4.3 million in credit related other-than-temporary impairment charges recognized in the third quarter of 2010 are primarily the result of additional interest deferrals within these pools. Our analysis as of September 30, 2010 indicates it is probable that we will collect all contractual principal and interest payments on the three remaining pooled trust preferred securities.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance, beginning (a)	$40,876	$18,603	$36,161	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	3,212	0	23,097
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	3,974	8,691	8,689	4,893

Balance, ending	$44,850	$30,506	$44,850	$30,506

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods. For the nine months ended September 30, the beginning balance represents impairment losses taken before January 1 of the respective year. For the three months ended September 30, the beginning balance represents impairment losses taken before July 1 of the respective year.

In the third quarter of 2010, other-than-temporary impairment charges of $0.3 million were recorded on one equity security related to a Pennsylvania-based financial institution. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. Based on the results of this review, management believes that the one equity security which is in an unrealized loss position as of September 30, 2010 is not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 9 Loans

The following table provides outstanding balances related to each of our loan types at:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Commercial, financial, agricultural and other	$953,447	$1,127,320
Real estate-construction	317,491	428,744
Real estate-residential	1,142,583	1,202,386
Real estate-commercial	1,316,142	1,320,715
Loans to individuals	569,910	557,336

Total loans, net of unearned income	$4,299,573	$4,636,501

During the first nine months of 2010, outstanding loans decreased $336.9 million or 7% compared to balances outstanding at December 31, 2009. Decreases were experienced in all categories except loans to individuals and can be attributed to both our focus of managing down our large credit exposures as well as weaker loan demand.

The following table identifies impaired loans and information regarding the relationship of impaired loans to the allowance for credit losses:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Recorded balance of impaired loans at end of period	$124,234	$148,556
Allowance for credit losses allocated to loans considered impaired	34,146	33,265
Impaired loans with an allocation in the allowance for credit losses	88,934	108,318
Impaired loans with no allocation in the allowance for credit losses	35,300	40,238

For the nine and twelve months ended:
Average recorded balance of impaired loans	$146,858	$83,843
Income recorded on impaired loans recognized on a cash basis	152	521

Impaired loans totaled $124.2 million at September 30, 2010, a decrease of $24.3 million compared to December 31, 2009. As of September 30, 2010, $120.5 million, or 97% of the nonperforming loans were commercial, with $51.6 million related to commercial & industrial loans, $25.8 million to construction loans and $43.1 million to commercial real estate. The remaining $3.7 million of nonperforming loans relate to residential real estate. Loans originated to borrowers in Pennsylvania accounted for $94.1 million or 76% of the nonperforming total while loans outside of Pennsylvania accounted for $30.1 million or 24% of nonperforming loans.

During the third quarter of 2010, the most significant changes to impaired loans include the addition of a $10.1 million commercial real estate loan for an office building in western Pennsylvania, the favorable resolution of a $11.9 million participation loan secured by a condominium development in Missouri as the result of a $9.8 million payment and $2.1 million charge-off and the transfer to OREO of a $2.2 million loan secured by a recreational facility.

Significant impaired loans as of September 30, 2010 include the following:

•	A $44.3 million balance on a line of credit to a western Pennsylvania real estate developer. The Bank is negotiating the final terms of a settlement plan with the borrower and three other lenders.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 9 Loans (Continued)

•	A $10.4 million commercial loan to a waste management company in Pennsylvania.

•	A $10.1 million commercial real estate loan for an office building in western Pennsylvania. The borrower is experiencing cash flow problems as the result of two tenants not renewing their lease.

•	An $8.6 million participation construction loan for a Nevada resort development. Developers are abandoning upgrade and expansion plans for the currently operating resort.

•	A $7.2 million participation loan on a recently completed condominium project in North Carolina. Sales of completed units have slowed.

•	$6.4 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. A charge-off of $14.4 million was previously recorded on this loan.

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

Loans past due in excess of 90 days and still accruing increased $0.7 million, or 5%, to $15.8 million at September 30, 2010 compared to December 31, 2009. Compared to September 30, 2009, loans past due in excess of 90 days increased $1.5 million. Loans past due in excess of 90 days and still accruing are primarily 1-4 family residential loans where the collateral value exceeds outstanding loan balances and those loans are in the process of collection.

Note 10 Income Taxes

At September 30, 2010 and December 31, 2009, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2007 through 2009 were open for examination as of September 30, 2010.

Note 11 Fair Values of Assets and Liabilities

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Condensed Consolidated Statements of Financial Condition or in the “Other assets” category of the Condensed Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

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

Obligations of States and Political Subdivisions estimated fair value is based on pricing models that incorporated other benchmark quoted securities with similar issuer, credit support, state of issuance and credit rating.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select Obligations of States and Political Subdivisions, corporate securities, pooled trust preferred collateralized debt obligations, non-marketable equity investments and certain impaired loans.

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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately twenty-four months; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 8, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

The estimated fair value of the non-marketable equity investments included in level 3 is based on par value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available-for-sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$0	$42,322	$0	$42,322
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	0	647,322	0	647,322
Mortgage Backed Securities – Commercial	0	241	0	241
Other Government-Sponsored Enterprises	0	135,106	0	135,106
Obligations of States and Political Subdivisions	0	52,604	349	52,953
Corporate Securities	0	0	21,241	21,241
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,833	22,833

Total Debt Securities	0	877,595	44,423	922,018
Equity Securities	1,230	2,303	1,570	5,103

Total Securities Available for Sale	1,230	879,898	45,993	927,121
Other Investments	0	51,431	0	51,431
Other Assets (a)	0	20,993	0	20,993

Total Assets	$1,230	$952,322	$45,993	$999,545

Other Liabilities (a)	$0	$22,694	$0	$22,694

Total Liabilities	$0	$22,694	$0	$22,694

(a)	Non-hedging interest rate derivatives

For the nine months ended September 30, 2010, there were no transfers between fair value Levels 1 and 2.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available-for-sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$0	$47,352	$0	$47,352
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	0	777,793	0	777,793
Mortgage Backed Securities – Commercial	0	276	0	276
Other Government-Sponsored Enterprises	0	74,975	0	74,975
Obligations of States and Political Subdivisions	0	169,257	3,600	172,857
Corporate Securities	0	0	18,830	18,830
Pooled Trust Preferred Collateralized Debt Obligations	0	0	29,730	29,730

Total Debt Securities	0	1,069,653	52,160	1,121,813
Equity Securities	3,001	7,472	1,570	12,043

Total Securities Available for Sale	3,001	1,077,125	53,730	1,133,856
Other Investments	0	51,431	0	51,431
Other Assets (a)	0	10,626	0	10,626

Total Assets	$3,001	$1,139,182	$53,730	$1,195,913

Other Liabilities (a)	$0	$11,491	$0	$11,491

Total Liabilities	$0	$11,491	$0	$11,491

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at September 30, 2010:

	For the Three Months Ended
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Securities Available-for-sale
Balance, beginning of quarter	$343	$20,574	$28,661	$1,570	$51,148
Realized credit losses included in earnings	0	0	(3,974)	0	(3,974)
Total gains (losses) unrealized in other comprehensive income	6	667	(1,375)	0	(702)
Purchases, settlements, pay downs and maturities	0	0	(479)	0	(479)
Transfers into Level 3	0	0	0	0	0

Balance, end of quarter	$349	$21,241	$22,833	$1,570	$45,993

	For the Nine Months Ended
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Securities Available-for-sale
Balance, beginning of period	$3,600	$18,830	$29,730	$1,570	$53,730
Realized credit losses included in earnings	0	0	(8,688)	0	(8,688)
Total gains (losses) unrealized in other comprehensive income	(2,310)	2,411	2,452	0	2,553
Purchases, settlements, pay downs and maturities	(941)	0	(661)	0	(1,602)
Transfers into Level 3	0	0	0	0	0

Balance, end of period	$349	$21,241	$22,833	$1,570	$45,993

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

For the three and nine month periods ended September 30, 2010, there were no transfers between levels of estimated fair value for available-for-sale securities.

Losses of $4.0 million included in earnings for the three month period and losses of $8.7 million included in earnings for the nine month period are attributable to the change in realized gains (losses) related to assets held at September 30, 2010. These amounts are reported in the lines “Net impairment losses” in the Condensed Consolidated Statements of Operations.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at September 30, 2009:

	For the Three Months Ended
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Securities Available-for-sale
Balance, beginning of quarter	$3,451	$17,478	$38,270	$1,570	$60,769
Realized credit losses included in earnings	0	0	(11,903)	0	(11,903)
Total gains unrealized in other comprehensive income	71	2,915	7,284	0	10,270
Purchases, settlements, pay downs, and maturities	0	(250)	(22)	0	(272)
Transfers into Level 3	0	0	0	0	0

Balance, end of quarter	$3,522	$20,143	$33,629	$1,570	$58,864

	For the Nine Months Ended
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Securities Available-for-sale
Balance, beginning of period	$0	$19,780	$47,080	$1,570	$68,430
Realized credit losses included in earnings	0	0	(27,990)	0	(27,990)
Total gains unrealized in other comprehensive income	93	613	14,789	0	15,495
Purchases, settlements, pay downs and maturities	0	(250)	(250)	0	(500)
Transfers into Level 3	3,429	0	0	0	3,429

Balance, end of period	$3,522	$20,143	$33,629	$1,570	$58,864

For the three months ended September 30, 2009, there were no transfers between levels of estimated fair value for available-for-sale securities. For the nine months ended September 30, 2009, the securities transferred from Level 2 to Level 3 were municipal securities. The primary reason for the transfer into Level 3 was inactivity in the market for these securities which resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

Losses of $11.9 million included in earnings for the three month period and losses of $28.0 million included in earnings for the nine month period ended September 30, 2009, are attributable to the change in realized gains (losses) related to assets held at September 30, 2009. These amounts are reported in the lines “Net impairment losses” in the Condensed Consolidated Statements of Operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets measured at fair value on a non-recurring basis at September 30, 2010:

	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Impaired loans	$0	$68,328	$30,998	$99,326
Other real estate owned	0	24,386	0	24,386

Total Assets	$0	$92,714	$30,998	$123,712

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

The estimated fair value for other real estate owned is determined by either an independent market based appraisal less costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned totaled $24.6 million as of September 30, 2010 and primarily consisted of one property with a carrying value of $18.1 million. This property represents a Pennsylvania based manufacturing plant with related real estate and equipment. In the second quarter of 2010, a $2.2 million write-down was recognized on this property as an agreement for the sale of the plant and equipment was executed. However, as the result of issues with the current tenant of the property, the sales agreement expired in the third quarter without a successful sale of the property. We continually review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A goodwill impairment test for First Commonwealth was completed as of September 30, 2010. Based on this analysis, the estimated fair value of First Commonwealth exceeded its book value. Additional information related to this measurement is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2010.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

Securities: Estimated fair values for securities available-for-sale and securities held-to-maturity are based on quoted market prices, if available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligations values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the estimated fair value assigned to each instrument. The carrying value of Other investments, which includes FHLB stock, is considered a reasonable estimate of fair value.

Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million at September 30, 2010. See Note 5, “Commitments and Letters of Credit,” for additional information.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 11 Fair Values of Assets and Liabilities (Continued)

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments:

	September 30, 2010		December 31, 2009
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
	(dollars in thousands)
Assets
Cash and due from banks	$94,567	$94,567	$89,232	$89,232
Interest-bearing bank deposits	40,852	40,852	327	327
Securities available-for-sale	927,121	927,121	1,133,856	1,133,856
Securities held-to-maturity	0	0	36,758	37,586
Other investments	51,431	51,431	51,431	51,431
Loans	4,299,573	4,295,400	4,636,501	4,655,167
Liabilities
Deposits	$4,727,871	$4,821,383	$4,535,785	$4,619,070
Short-term borrowings	162,020	156,496	958,932	950,799
Long-term debt	119,475	122,911	168,697	172,249
Subordinated debt	105,750	79,777	105,750	70,874

(a)	As reported in the Condensed Consolidated Statements of Financial Condition.

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

We have seven risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The fee received, less the estimate of the liability for the credit exposure, was recognized in earnings at the time of the transaction.

A liability of $1.7 million was recorded for credit risk on an aggregate notional amount outstanding of $229.9 million for interest rate derivatives and $132.5 million of risk participation agreements at September 30, 2010. The estimated fair value of our derivatives is included in a table in Note 11 “Fair Values of Assets and Liabilities” in the line items “Other assets” and “Other liabilities.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 12 Derivatives (Continued)

The table below presents the amount representing the change in the estimated fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(542)	$(1,036)	$(836)	$908

Note 13 Goodwill

In accordance with ASC 805, “Business Combinations,” and ASC 350, “Intangibles – Goodwill and Other”, all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles are recorded at fair value. We consider our accounting policies related to goodwill and other intangible assets to be critical because the assumptions or judgment used in determining the fair value of assets and liabilities acquired in past acquisitions are subjective and complex. As a result, changes in these assumptions or judgment could have a significant impact on our financial condition or results of operations.

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

Goodwill is tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. As of September 30, 2010 and December 31, 2009, goodwill totaled $160.0 million.

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

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other variables. Estimated cash flows extend five years into the future and, by their nature, are difficult to estimate over such an extended time-frame. Factors that may significantly affect the estimates include, but are not limited to, balance sheet growth assumptions, credit losses in our investment and loan

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 13 Goodwill (Continued)

portfolios, competitive pressures in our market area, changes in customer base and customer product preferences, changes in revenue growth trends, cost structure, changes in discount rates, conditions in the banking sector and general economic variables.

Our Step 1 test for potential goodwill impairment incorporates both income and market based analyses and as of September 30, 2010 indicated that our fair value was less than 5% below book value. Therefore in accordance with ASC Topic 350-20-35-8, a Step 2 analysis was undertaken.

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

As a result of the Step 2 analysis, it was determined that the fair value of our goodwill exceeded its carrying value by more than 10% and therefore no impairment charge was required.

As of September 30, 2010, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in future periods.

Note 14 Capital

In the third quarter of 2010, the Company completed a public offering of 18,543,750 shares of its common stock at an offering price of $4.65 per share, raising additional capital of $81.9 million. In connection with the stock offering approximately $0.5 million worth of costs were capitalized resulting in net proceeds of $81.4 million.

The Company amended its Dividend Reinvestment Plan (“DRIP”) during the second quarter of 2009 to provide the flexibility to raise capital by selling up to 5,000,000 shares of common stock through the DRIP. These shares may be sold pursuant to routine reinvested dividends, as well as optional cash purchases. During 2010, 1,095,558 shares were issued under this program, 724,660 of which were related to the reissuance of Treasury Shares, raising $6.5 million in capital. During 2009, 97,905 shares were issued under this program, all of which were related to the reissuance of Treasury Shares, raising $0.4 million in capital.

Note 15 New Accounting Pronouncements

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

FASB ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” requires a qualitative rather than a quantitative analysis to determine the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 15 New Accounting Pronouncements (Continued)

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

In January 2010, FASB issued FASB ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” The ASU revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. We adopted these new disclosure requirements during the first quarter of 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted in the first quarter, the adoption of this standard did not have a material impact on First Commonwealth’s financial condition or results of operations. Management does not believe that the adoption of the remaining portion of the ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

In February 2010, FASB issued FASB ASU No. 2010-09, “Subsequent Events (Topic 805) – Amendments to Certain Recognition and Disclosure Requirements.” The ASU establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers. Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place. Only the disclosure is affected. The ASU also removes the requirement to make subsequent events disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change.

In April 2010, FASB issued ASU No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force.” The ASU provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. The ASU addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. The ASU clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2010

Note 15 New Accounting Pronouncements (Continued)

July 15, 2010. The adoption of the ASU did not have a material impact on First Commonwealth’s financial condition or results of operations.

In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Only disclosures are affected. The adoption of the ASU will not have a material impact on First Commonwealth’s financial condition or results of operations.

In August 2010, FASB issued ASU No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules – Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” This ASU provides guidance on the accounting for noncontrolling interests in subsidiaries as well as the financial reporting required relating to the noncontrolling interests. The requirements described in this update do not require any additional disclosures and are effective for all reporting periods ending subsequent to August 2, 2010. The adoption of the ASU did not have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the nine months ended September 30, 2010 and 2009, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements:

•

continued weakness in economic and business conditions, both nationally and in our markets, which could cause deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

•	further declines in the market value of investment securities that are considered to be other-than-temporary, which would negatively impact our earnings and capital levels;

•	increases in defaults by borrowers and other delinquencies, which could result in increases in our provision for credit losses and related expenses;

•	fluctuations in interest rates and market prices, which could reduce our net interest margin and asset valuations and increase our expenses;

•	further declines in the valuations of real estate, which could negatively affect the creditworthiness of our borrowers and the value of collateral securing our loans;

•	the assumptions used in calculating the appropriate amount to be placed into our allowance for loan and lease losses may prove to be inaccurate;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•

legislative and regulatory changes, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations, subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	changes in accounting standards and compliance requirements may have an adverse affect on our operating results and financial condition;

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Forward-Looking Statements (Continued)

•

competitive pressures among depository and other financial institutions, some of whom may have greater financial resources or more attractive product or service offerings, may adversely affect growth or profitability of our products and services; and

•	other risks and uncertainties described in this report and in the other reports that we file with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Summary

First Commonwealth is a financial holding company that is headquartered in Indiana, Pennsylvania with assets of approximately $5.9 billion at September 30, 2010, total loans of $4.3 billion, total deposits of $4.7 billion and shareholders’ equity of $741.8 million. First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank, which operates 114 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania. The largest concentration of our branch offices are located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. We also provide trust and wealth management services and offer insurance products through First Commonwealth Bank and our other operating subsidiaries. First Commonwealth’s common stock trades on the NYSE under the symbol “FCF.”

The challenging economic environment and its effects on our commercial loan portfolio have negatively impacted our financial performance in 2010, primarily due to the high level of loan loss provision in the first quarter. Out-of-market loans and large exposures to a relatively small number of commercial borrowers represent a small portion of our total assets, but have had a disproportionate effect on earnings. Management continues to focus on these issues as well as taking necessary steps to mitigate the risks of these exposures.

During 2010, the profile of our balance sheet changed as growth in lower costing transaction and savings deposits, reduced loan volumes and the reduction in our investment portfolio have provided funds to pay down borrowings as the risk/reward for balance sheet leveraging activities has become less attractive in the current rate environment. These changes resulted in a decline in total assets, but are expected to reduce our exposure to liquidity and interest rate risk.

During the third quarter, the Company completed a public offering of 18,543,750 shares of its common stock at an offering price of $4.65 per share, providing additional capital of $81.4 million.

Explanation of Use of Non-GAAP Financial Measure

In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”), First Commonwealth management uses, and this quarterly report contains or references, certain non-GAAP financial measures, such as net interest income on a fully taxable equivalent basis. We believe this non-GAAP financial measure provides information useful to investors in understanding our underlying

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Explanation of Use of Non-GAAP Financial Measure (Continued)

operational performance and our business and performance trends as it facilitates comparison with the performance of others in the financial services industry. Although we believe that this non-GAAP financial measure enhances investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP.

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Operation is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 38 for the nine month period ended September 30 and on page 46 for the three month period ended September 30.

Result of Operations

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net Income

For the nine months ended September 30, 2010, First Commonwealth had net income of $11.0 million, or $0.12 per share, compared to a net loss of $22.8 million or $0.27 per share in the nine months ended September 30, 2009. Net income for both periods was negatively impacted by the level of provision for loan losses and other-than-temporary impairment charges. Results for 2010 reflect improvement in both of these areas as the provision for loan losses in the first nine months of 2010 was $53.6 million, a decrease of $25.9 million or 33% compared to $79.5 million recorded in the comparable period of 2009. Other-than-temporary impairment charges were $9.2 million for the nine months ended September 30, 2010, a decrease of $21.3 million or 70% compared to $30.5 million recorded in the same period in 2009.

Other items affecting results for the nine months ended September 30, 2010 include an increase of 20 basis points or $1.8 million in the net interest margin on a fully taxable equivalent basis and a decrease of $2.8 million in noninterest expense compared to the same period as last year. Noninterest income, excluding net impairment losses and net security gains, increased $0.9 million or 2%, despite a $2.1 million gain from a favorable legal settlement recorded in 2009.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, increased $1.8 million, or 1%, in the first nine months of 2010 as compared to the same period in 2009, despite the negative impact of an $80.8 million increase in the level of average nonperforming loans. The increase in net interest income resulted from a 20 basis point increase in the net interest margin, partially offset by a decline of $238.6 million in average interest-earning assets. Positively affecting net interest income was a $68 million increase in average net free funds during the nine months ended September 30, 2010 as compared to the same period in 2009. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis, was 3.89% and 3.69% for the nine month periods ended September 30, 2010 and 2009, respectively. The improved net interest margin can be attributed to a more favorable deposit mix, lower deposit costs, disciplined loan pricing and reduced balance sheet leveraging activities.

Comparing the first nine months of 2010 with the same period in 2009, interest income, on a fully taxable equivalent basis, decreased $17.7 million, or 8%. Lower levels of interest earning assets resulted in $11.2 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

of the decrease in interest income while lower interest rates contributed $6.5 million of the decrease. Average investment securities decreased $278.6 million as proceeds from maturing securities and sales of municipal securities provided liquidity to decrease average borrowings. Partially offsetting the decrease in average investments is a $39.4 million increase in interest-bearing deposits and a $0.6 million increase in average loans. The taxable equivalent yield on interest-earning assets was 5.03% for the nine months ended September 30, 2010, a decrease of 19 basis points from the 5.22% for the same period in 2009.

Interest expense, in the first nine months of 2010 as compared to the same period in 2009, decreased $19.4 million or 29%, due to a 42 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was 1.33% and 1.75% at September 30, 2010 and 2009, respectively. Lower interest rates resulted in a decrease in interest expense of $16.1 million, while a decrease in interest-bearing liabilities provided for a decrease in interest expense of $3.3 million. Interest-bearing liabilities decreased an average of $306.9 million, including, $471.3 million decrease in short term borrowings, $139.7 million decrease in time deposits and $43.7 million decrease in long-term debt, offset by a $347.9 million increase in lower costing transaction and savings deposits.

The following table reconciles interest income in the Condensed Consolidated Statements of Operations to net interest income adjusted to a fully taxable equivalent basis:

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Interest income per Condensed Consolidated Statement of Operations	$204,997	$220,724
Adjustment to fully taxable equivalent basis	7,402	9,328

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	212,399	230,052
Interest expense	48,207	67,654

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$164,192	$162,398

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the nine months ended September 30:

	Average Balance Sheets and Net Interest Income Analysis
	2010			2009
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$40,036	$77	0.26%	$679	$3	0.60%
Tax-free investment securities	144,922	7,248	6.69	241,709	12,453	6.89
Taxable investment securities	938,233	29,383	4.19	1,120,002	39,474	4.71
Loans, net of unearned income (b)(c)	4,525,149	175,691	5.19	4,524,567	178,122	5.26

Total interest-earning assets	5,648,340	212,399	5.03	5,886,957	230,052	5.22

Noninterest-earning assets:
Cash	77,027			75,994
Allowance for credit losses	(99,649)			(59,817)
Other assets	591,133			548,766

Total noninterest-earning assets	568,511			564,943

Total Assets	$6,216,851			$6,451,900

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$620,231	$591	0.13%	$600,229	$1,367	0.30%
Savings deposits (d)	1,778,204	9,642	0.72	1,450,336	12,715	1.17
Time deposits	1,626,660	28,608	2.35	1,766,375	40,382	3.06
Short-term borrowings	594,182	1,752	0.39	1,065,530	3,427	0.43
Long-term debt	244,547	7,614	4.16	288,221	9,763	4.53

Total interest-bearing liabilities	4,863,824	48,207	1.33	5,170,691	67,654	1.75

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	640,911			582,952
Other liabilities	40,807			41,766
Shareholders’ equity	671,309			656,491

Total noninterest-bearing funding sources	1,353,027			1,281,209

Total Liabilities and Shareholders’ Equity	$6,216,851			$6,451,900

Net Interest Income and Net Yield on Interest-Earning Assets		$164,192	3.89%		$162,398	3.69%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30:

	Analysis of Changes in Net Interest Income
	Nine Months Ended September 30, 2010 Compared with September 30, 2009
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$74	$177	$(103)
Tax-free investment securities	(5,205)	(4,988)	(217)
Taxable investment securities	(10,091)	(6,403)	(3,688)
Loans	(2,431)	23	(2,454)

Total interest income (b)	(17,653)	(11,191)	(6,462)

Interest-bearing liabilities:
Interest-bearing demand deposits	(776)	45	(821)
Savings deposits	(3,073)	2,869	(5,942)
Time deposits	(11,774)	(3,198)	(8,576)
Short-term borrowings	(1,675)	(1,516)	(159)
Long-term debt	(2,149)	(1,480)	(669)

Total interest expense	(19,447)	(3,280)	(16,167)

Net interest income	$1,794	$(7,911)	$9,705

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the nine months ended September 30, 2010 totaled $53.6 million, a decrease of $25.9 million as compared to the same period in 2009. The 2010 provision resulted primarily from an updated collateral valuation obtained in the first quarter for a commercial real estate construction loan in Florida that was placed in nonperforming status during the third quarter of 2009, an out-of market commercial real estate construction loan that migrated to nonperforming status during the first quarter of 2010, deterioration in a western Pennsylvania commercial loan that was placed in nonperforming status in the fourth quarter of 2009 and a commercial real estate loan for an office building in western Pennsylvania which was placed in nonperforming

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

status during the third quarter of 2010. Offsetting these provisions were three credits which in the second quarter of 2010 provided for the release of $3.6 million in established reserves, including $2.7 million from two loans that provided higher than expected proceeds from bankruptcy sales and the release of $0.9 million of previously established reserves for a troubled loan that paid off.

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended:

	September 30, 2010		September 30, 2009
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial and agricultural	$7,057	13%	$16,491	21%
Real estate-construction	37,494	70%	40,135	50%
Real estate-residential	2,924	5%	4,061	5%
Real estate-commercial	4,099	8%	16,306	21%
Loans to individuals	1,978	4%	2,517	3%

Total	$53,552	100%	$79,510	100%

For the first nine months of 2010, the provision related to commercial, financial and agricultural loans was primarily due to $2.3 million allocated for a $3.0 million manufacturing business in Pennsylvania, $1.8 million allocated for a $44.5 million line of credit to a western Pennsylvania real estate developer and $4.4 million provided for the total loan category. Partially offsetting these additional provisions was $2.7 million in recoveries on previously charged off loans or reduction of established specific reserves related to two loans which provided higher than expected proceeds from bankruptcy sales.

The provision for credit losses related to real estate-construction loans was primarily due to $24.3 million related to a $39.6 million construction loan for a Florida condominium project that was placed into nonperforming status in the third quarter of 2009. Continued market deterioration, and questions concerning the developer’s willingness and capacity to complete the project, resulted in a change in the first quarter of 2010 to the estimated collateral value from an “as completed” to an “as is” raw land valuation. A $34.2 million charge-off was recorded on this loan in the second quarter of 2010, resulting in a remaining loan balance of $5.4 million. Additionally, $2.1 million was allocated for a $12.7 million condominium development project in Missouri and $4.6 million was allocated for an $8.6 million participation construction loan for development of a Nevada resort. The Missouri condominium project was placed in nonperforming status in the first quarter of 2010 and was resolved in the third quarter of 2010 with the receipt of a $10.6 million payment and $2.1 million charge-off. Developers for the operating Nevada resort are abandoning expansion plans due to market conditions and this loan was placed into nonperforming status in the first quarter of 2010. The Bank has personal recourse to the developers on all three projects, however, that recourse was not given any consideration in the reserve assessments.

The provision for real estate-commerical loans totaled $4.1 million in the first nine months of 2010, primarily due to $2.9 million allocated for a $10.1 million loan for a western Pennsylvania office building with increased vacancy rates.

Net credit losses were $49.5 million in the first nine months of 2010 compared to $41.8 million for the same period in 2009. Net credit losses in 2010 included $34.2 million for the previously mentioned Florida

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

condominium project, $2.1 million for the previously mentioned Missouri condominium project and $2.8 million for a participation loan secured by real estate in Illinois. The Illinois loan had an original balance of $5 million when placed in nonperforming status in the third quarter of 2009 and the remaining balance of $2.2 million was moved to OREO in the third quarter of 2010. Additionally, net credit losses of $1.0 million were recorded for a participation loan secured by real estate in Ohio. The original loan was $6.2 million and was moved to nonperforming status in the third quarter of 2009. The outstanding balance on this loan is currently $1.3 million.

The allowance for credit losses was $85.6 million or 1.99% of total loans outstanding at September 30, 2010 compared to $81.6 million or 1.76% at December 31, 2009 and $90.5 million or 1.95% at September 30, 2009. The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is directionally consistent with the increase in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2010.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30:

	2010	2009
	(dollars in thousands)
Balance, beginning of year	$81,639	$52,759
Loans charged off:
Commercial, financial and agricultural	2,949	16,805
Loans to individuals	2,695	3,308
Real estate-construction	41,374	14,099
Real estate-commercial	1,824	6,294
Real estate-residential	3,673	2,930

Total loans charged off	52,515	43,436

Recoveries of loans previously charged off:
Commercial, financial and agricultural	2,270	376
Loans to individuals	427	391
Real estate-construction	0	0
Real estate-commercial	119	787
Real estate-residential	154	72
Lease financing receivables	0	7

Total recoveries	2,970	1,633

Net credit losses	49,545	41,803
Provision charged to expense	53,552	79,510

Balance, end of period	$85,646	$90,466

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

The following table presents the components of noninterest income for the nine months ended September 30:

	2010	2009
	(dollars in thousands)
Noninterest Income
Trust income	$4,378	$3,604
Service charges on deposit accounts	13,057	12,798
Insurance and retail brokerage commissions	5,328	5,440
Income from bank owned life insurance	3,935	3,250
Card related interchange income	7,695	6,258
Other income	7,324	9,512

Subtotal	41,717	40,862
Net securities gains	2,412	124
Net impairment losses	(9,150)	(30,530)

Total noninterest income	$34,979	$10,456

Total noninterest income for the nine months ended September 30, 2010 increased $24.5 million, or 235%, compared to the same period in 2009 primarily due to a decline in net impairment losses. Noninterest income, excluding net security gains and net impairment losses, increased $0.9 million, or 2%, despite a $2.1 million gain from a favorable legal settlement recorded in 2009.

Net impairment losses of $9.2 million for the nine months ended September 30, 2010 decreased $21.4 million compared to the nine months ended September 30, 2009. Other-than-temporary impairment charges recorded in the first nine months of 2010 are the result of $8.7 million in credit related other-than-temporary impairment losses on pooled trust preferred collateralized debt obligations and $0.5 million on a bank equity security. In the first nine months of 2009, other-than-temporary impairment charges included $28.0 million on pooled trust preferred collateralized debt obligations and $2.5 million on bank equity securities. The decreased level of impairment charges on pooled trust preferred securities experienced in 2010 can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments.

Service charges on deposit accounts increased $0.3 million, or 2%, due to increased business account analysis fees offset by a decline in overdraft fee income resulting from the implementation of Regulation E. Card-related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $1.4 million, or 23%, due to growth in usage of debit cards, increased demand deposit accounts and larger dollar transactions.

Trust income increased $0.8 million, or 21%, for the first nine months of 2010 as compared to the same period of 2009 as a result of increased market values of assets under management and implementation of a new fee schedule in the second quarter of 2010.

Other income decreased $2.2 million, or 23%, for the first nine months of 2010 compared to the first nine months of 2009. This decrease is primarily due to a $2.1 million gain resulting from a legal settlement recorded in 2009,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

a decrease of $0.4 million in fee income generated from commercial loan interest rate swaps and the reversal of $0.6 million of previously accrued rent due from operators of an OREO property. Partially offsetting these decreases, letter of credit fees increased $0.2 million.

Noninterest Expense

The following table presents the components of noninterest expense for the nine months ended September 30:

	2010	2009
	(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$63,991	$64,986
Net occupancy expense	10,749	10,791
Furniture and equipment expense	9,350	9,073
Data processing expense	4,282	3,433
Pennsylvania shares tax expense	3,982	3,953
Intangible amortization	1,641	2,170
Collection and repossession expense	2,926	4,095
FDIC insurance	5,989	8,430
Other professional fees and services	2,947	2,633
Loss on sale or write-down of assets	2,489	161
Other operating expenses	19,502	20,903

Total noninterest expense	$127,848	$130,628

Total noninterest expense for the nine months ended September 30, 2010 decreased $2.8 million compared to the same period in 2009. Compared to 2009, decreases were recognized in FDIC insurance and collection and repossession expense while increases were recognized as the result of the write-down of OREO property and increased data processing expense. Additionally, a successful expense initiative resulted in significant reductions in other operating expenses, including occupancy, advertising, travel and entertainment.

Salaries and employee benefits decreased $1.0 million, or 2%, for the nine months ended September 30, 2010 compared with the same period in 2009. The decrease is primarily attributable to a reduction in staffing levels and decreased expenses related to incentive and benefit plans. Full time equivalent staff decreased to 1,584 as compared to 1,624 at September 30, 2009.

Data processing expense increased $0.8 million or 25% and furniture and equipment expense increased $0.3 million, or 3%, both as a result of higher investments in technology solutions.

FDIC insurance premiums decreased $2.4 million, or 29%, compared to 2009 due to the $2.9 million special assessment recorded in 2009. Collection and repossession expense decreased $1.2 million or 29% as a result of expenses recognized in 2009 for two properties that were transferred to OREO.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

Loss on sale or write-down of assets increased $2.3 million primarily due to a $2.2 million write-down to current fair value for an OREO property.

Other operating expenses decreased $1.4 million, or 7.0%, primarily as a result of declines in advertising related expenses of $0.4 million, loan processing costs of $0.8 million and travel expenses of $0.2 million.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net Income

For the three months ended September 30, 2010, First Commonwealth had net income of $10.7 million, or $0.11 per share, compared to a net loss of $5.9 million, or $0.07 per share, in the three month period ended September 30, 2009. The increase in net income was primarily the result of lower levels for provision for loan losses and other-than-temporary impairment charges as well as improved net interest income and decreased levels of noninterest expense.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, decreased $1.0 million, or 2%, in the three month period ended September 30, 2010 as compared to the same period in 2009. The net interest income increase was a result of a 28 basis point increase in the net interest margin, partially offset by a decline in average interest-earning assets. Positively affecting net interest income was a $116 million increase in average net free funds during the three months ended September 30, 2010 as compared to the same period in 2009. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis, was 3.90% and 3.62% for the three months ended September 30, 2010 and 2009, respectively. The improved net interest margin can be attributed to a more favorable deposit mix, lower deposit costs, disciplined loan pricing and reduced balance sheet leveraging activities.

For the three months ended September 30, 2010 as compared to the same period in 2009, interest income, on a fully taxable equivalent basis, decreased $7.2 million, or 10%, primarily due to a decrease in average interest-earning assets and lower interest rates. Comparing the three months of 2010 with the same period in 2009, average loans decreased $209.9 million while average investments declined $328.3 million as proceeds from maturing securities and investment sales contributed to a decrease in average borrowings. Although the fully taxable equivalent yield on interest-earnings assets decreased 3 basis points from 5.03% for the three months ended September 30, 2009 to 5.00% for the same period in 2010, the yield on loans for the same periods increased from 5.07% to 5.21%. This increase is due to the negative impact in the third quarter of 2009 of a $1.9 million reversal of previously recorded interest income on loans transferred to nonaccrual status.

Interest expense decreased $6.2 million, or 29%, for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to a 31 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was 1.30% and 1.61% for the three months ended September 30, 2010 and 2009, respectively. Interest expense decreased $4.8 million as a result of the lower interest rates paid and $1.4 million as a result of a $647.9 million decrease in average interest bearing liabilities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table reconciles interest income in the Condensed Consolidated Statements of Operations to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended September 30,
	2010	2009
	(dollars in thousands)
Interest income per Condensed Consolidated Statement of Operations	$65,982	$72,063
Adjustment to fully taxable equivalent basis	1,965	3,052

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	67,947	75,115
Interest expense	14,886	21,080

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$53,061	$54,035

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended September 30:

	Average Balance Sheets and Net Interest Income Analysis
	2010			2009
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$6,650	$4	0.24%	$461	$1	1.04%
Tax-free investment securities	67,459	1,109	6.53	228,271	3,909	6.79
Taxable investment securities	930,423	9,206	3.93	1,097,915	12,437	4.49
Loans, net of unearned income (b)(c)	4,390,123	57,628	5.21	4,600,016	58,768	5.07

Total interest-earning assets	5,394,655	67,947	5.00	5,926,663	75,115	5.03

Noninterest-earning assets:
Cash	78,412			78,497
Allowance for credit losses	(91,247)			(82,698)
Other assets	591,115			562,452

Total noninterest-earning assets	578,280			558,251

Total Assets	$5,972,935			$6,484,914

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$629,307	$175	0.11%	$603,830	$388	0.25%
Savings deposits (d)	1,817,235	2,773	0.61	1,601,898	4,421	1.10
Time deposits	1,601,826	9,246	2.29	1,707,787	12,205	2.84
Short-term borrowings	265,855	284	0.42	996,416	947	0.38
Long-term debt	234,255	2,408	4.08	286,427	3,119	4.32

Total interest-bearing liabilities	4,548,478	14,886	1.30	5,196,358	21,080	1.61

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	663,947			599,606
Other liabilities	46,727			40,149
Shareholders’ equity	713,783			648,801

Total noninterest-bearing funding sources	1,424,457			1,288,556

Total Liabilities and Shareholders’ Equity	$5,972,935			$6,484,914

Net Interest Income and Net Yield on Interest-Earning Assets		$53,061	3.90%		$54,035	3.62%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30:

	Analysis of Changes in Net Interest Income
	Three Months Ended September 30, 2010 Compared with September 30, 2009
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$3	$16	$(13)
Tax-free investment securities	(2,800)	(2,752)	(48)
Taxable investment securities	(3,231)	(1,896)	(1,335)
Loans	(1,140)	(2,682)	1,542

Total interest income (b)	(7,168)	(7,314)	146

Interest-bearing liabilities:
Interest-bearing demand deposits	(213)	16	(229)
Savings deposits	(1,648)	597	(2,245)
Time deposits	(2,959)	(759)	(2,200)
Short-term borrowings	(663)	(700)	37
Long-term debt	(711)	(568)	(143)

Total interest expense	(6,194)	(1,414)	(4,780)

Net interest income	$(974)	$(5,900)	$4,926

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

Provision for Credit Losses

The provision for credit losses for the three months ended September 30, 2010 totaled $4.5 million, a decrease of $18.5 million as compared to the same period in 2009. The significant components of the 2010 provision include the resolution of an $11.9 million real estate-construction loan secured by a condominium development in Missouri that provided an $8.8 million release of previously established specific reserves as a result of the payoff of the loan. The loan was placed in nonaccrual status during the first quarter of 2010 and a $2.1 million charge-off was recorded in the third quarter upon a negotiated settlement of $9.9 million. Also in the third quarter of 2010, $1.3 million in additional reserves were allocated for an $8.6 million participation construction loan for development of a Nevada resort that was placed into nonperforming status in the first quarter of 2010. Developers for the operating Nevada resort are abandoning expansion plans due to market conditions. Additionally, $2.9 million was allocated for a $10.1 million real estate-commercial loan for an office building in western Pennsylvania with increased vacancy rates.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the three months ended:

	September 30, 2010		September 30, 2009
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial and agricultural	$4,742	105%	$7,424	32%
Real estate-construction	(8,014)	(177%)	6,057	26%
Real estate-residential	1,105	24%	686	3%
Real estate-commercial	6,372	141%	8,675	38%
Loans to individuals	317	7%	178	1%

Total	$4,522	100%	$23,020	100%

Net charge-offs were $6.9 million in the three months ended September 30, 2010 compared to $15.6 million for the same period in 2009. Net charge-offs in 2010 included $2.1 million for the previously mentioned Missouri condominium project and $0.7 million for a $5.0 million participation loan for a completed recreational project in Illinois that was placed in nonaccrual status during the second quarter of 2009. A $2.1 million charge-off was recorded on this loan in the first quarter of 2010. The $2.2 million remaining balance on the recreational project was transferred to OREO in the third quarter of 2010.

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30:

	2010	2009
	(dollars in thousands)
Balance, beginning of period	$88,046	$83,056
Loans charged off:
Commercial, financial and agricultural	1,404	7,363
Loans to individuals	749	1,066
Real estate-construction	3,192	6,404
Real estate-commercial	765	807
Real estate-residential	1,133	1,123

Total loans charged off	7,243	16,763

Recoveries of loans previously charged off:
Commercial, financial and agricultural	82	145
Loans to individuals	129	174
Real estate-construction	0	0
Real estate-commercial	4	778
Real estate-residential	106	56
Lease financing receivables	0	0

Total recoveries	321	1,153

Net credit losses	6,922	15,610
Provision charged to expense	4,522	23,020

Balance, end of period	$85,646	$90,466

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

The following table presents the components of noninterest income for the three months ended September 30:

	2010	2009
	(dollars in thousands)
Noninterest Income
Trust income	$1,486	$1,366
Service charges on deposit accounts	4,302	4,555
Insurance and retail brokerage commissions	1,600	2,068
Income from bank owned life insurance	1,377	1,078
Card related interchange income	2,689	2,224
Other income	2,285	1,569

Subtotal	13,739	12,860
Net securities gains	1,430	44
Net impairment losses	(4,290)	(11,903)

Total noninterest income	$10,879	$1,001

Total noninterest income for the three months ended September 30, 2010 increased $9.9 million compared to the same period in 2009 primarily due to a decline in net impairment losses. Noninterest income, excluding net security gains and net impairment losses, increased $0.9 million primarily due to card related interchange income and income from bank owned life insurance.

Net impairment losses of $4.3 million for the three months ended September 30, 2010 decreased $7.6 million compared to the three month period ended September 30, 2009. Other-than-temporary impairment charges recorded in the three month period in 2010 are the result of $4.0 million in credit related other-than-temporary impairment losses on pooled trust preferred collateralized debt obligations and $0.3 million on a bank equity security. The decreased level of impairment charges on pooled trust preferred securities experienced in 2010 can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments.

Service charges on deposit accounts decreased $0.3 million, or 6%, primarily due to the implementation of Regulation E which affects the ability of financial institutions to charge a fee for the payment of overdrafts resulting from ATM transactions or one-time debit card transactions. Card related interchange income increased $0.5 million, or 21%, due to growth in usage of debit cards, increased demand deposit accounts and larger dollar transactions.

Trust income increased $0.1 million, or 9%, for the three months ended September 30, 2010 as compared to the same period of 2009 as a result of increased market values of assets under management and implementation of a new fee schedule in the second quarter of 2010.

Other income increased $0.7 million, or 46%, for the three months ended September 30, 2010 compared to the comparable period of 2009. This increase is primarily related to income from commercial interest rate swaps.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense

The following table presents the components of noninterest expense for the three months ended September 30:

	2010	2009
	(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$20,617	$21,405
Net occupancy expense	3,317	3,263
Furniture and equipment expense	3,084	3,121
Data processing expense	1,367	1,136
Pennsylvania shares tax expense	1,468	1,310
Intangible amortization	408	684
Collection and repossession expense	1,209	1,444
FDIC insurance	2,014	2,046
Other professional fees and services	719	723
Loss on sale or write-down of assets	92	49
Other operating expenses	6,636	6,764

Total noninterest expense	$40,931	$41,945

Total noninterest expense for the three months ended September 30, 2010 decreased $1.0 million compared to the same period in 2009. Compared to 2009, decreases were recognized in salary and employee benefits and collection and repossession expense, partially offset by an increase in data processing expense.

Salaries and employee benefits decreased $0.8 million, or 4%, for the three months ended September 30, 2010 compared with the same period in 2009. The decrease is primarily attributable to a reduction in staffing levels and decreased expenses related to incentive and benefit plans.

Collection and repossession expense decreased $0.2 million, or 16%, as a result of expenses recognized in 2009 for two properties that were transferred to OREO.

Partially offsetting these decreases is data processing expense which increased $0.2 million, or 20%, as a result of higher investments in technology solutions.

Income Tax

The provision for income taxes increased $13.0 million for the third quarter of 2010 and $23.2 million for the nine months ended September 30, 2010, compared to the corresponding periods in 2009. The higher provision for income taxes was primarily due to the increase in net income before tax of $29.5 million for the third quarter of 2010 compared to 2009 and $57.0 million for the first nine months of 2010 compared to 2009.

We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the three and nine months ended September 30, 2010. For the corresponding periods in 2009, we utilized the “discrete period approach” as permitted by ASC 740-270 “Income Taxes Interim Reporting” which is the statutory tax rate applied to the pretax income (loss) minus the tax benefits generated in the three and nine month periods ending September 30, 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Results of Operations (Continued)

Income Tax (Continued)

We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The consistent level of tax benefits that reduce our tax rate below the 35% statutory rate coupled with the change from the “discrete period approach” to the “annual effective tax rate approach” produced a high effective tax rate of 35% for the three months ended September 30, 2010 and a relatively low level of annual pretax income produced a low negative annual effective tax rate of 6% for the nine months ended September 30, 2010.

As of September 30, 2010, our deferred tax assets totaled $69.2 million. Based on our evaluation as of September 30, 2010, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2010, proceeds from the maturity and redemption of investment securities totaled $500.4 million and provided funds used to pay down borrowings in order to mitigate and better manage liquidity and interest rate risk. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

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

During the first quarter of 2010, we began participating in the Certificate of Deposit Account Registry Services (“CDARS”) program. In the second quarter of 2010, we expanded our participation in the CDARS program by participating in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of September 30, 2010, we obtained $46.5 million in brokered CDARS certificates of deposits as part of an ALCO strategy to increase and diversify funding sources. The CDARS certificates of deposits provided reasonably cost funding alternatives with a weighted average rate of 0.40% and an average maturity term of 117 days as of September 30, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Liquidity (Continued)

We have increased our borrowing capacity at the FRB by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At September 30, 2010, our borrowing capacity at the FRB related to this program was $627 million and there were no amounts outstanding. Additionally, as of September 30, 2010, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.4 billion and as of that date outstanding borrowings totaled $115 million. We can also raise cash through the sale of interest-earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of September 30, 2010, nor has the line been utilized since its inception in May 2009. Additionally, we guarantee a $4.1 million ESOP loan. We are currently not meeting debt covenants for the ESOP loan related to return on average assets and the level of nonperforming assets. We are working with the lender and expect to either obtain a waiver or a modification for these covenants.

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first nine months of 2010, total deposits increased $192.1 million, investments declined $243.5 million and loans decreased $336.9 million. These balance sheet changes provided funds used to decrease borrowings by $846.1 million since December 31, 2009. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Interest-bearing demand deposits	$103,346	$107,612
Savings deposits	2,354,843	2,175,953
Time deposits	1,538,743	1,610,989

Total interest-bearing deposits	$3,996,932	$3,894,554

At September 30, 2010, noninterest-bearing deposits increased by $89.7 million and interest-bearing deposits increased $102.4 million compared to December 31, 2009. The increase in interest-bearing deposits is primarily due to a $178.9 million increase in savings deposits which was partially offset by a $72.2 million decrease in time deposits and a $4.3 million decrease in interest-bearing demand deposits.

Liquidity sources, including deposit customer confidence, are influenced by capital positions and financial performance. At September 30, 2010, our regulatory capital measurements exceeded well capitalized guidelines.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.82 at September 30, 2010 and 0.72 at December 31, 2009. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Market Risk (Continued)

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,105,731	$145,665	$329,331	$2,580,727	$1,555,310	$163,536
Investments	122,014	95,424	203,103	420,541	381,274	175,596
Other interest-earning assets	40,852	0	0	40,852	0	0

Total interest-sensitive assets (ISA)	2,268,597	241,089	532,434	3,042,120	1,936,584	339,132

Certificates of deposit	240,599	223,601	517,920	982,120	544,262	12,289
Other deposits	2,458,261	0	0	2,458,261	0	0
Borrowings	258,398	24,213	230	282,841	63,698	40,199

Total interest-sensitive liabilities (ISL)	2,957,258	247,814	518,150	3,723,222	607,960	52,488

Gap	$(688,661)	$(6,725)	$14,284	$(681,102)	$1,328,624	$286,644

ISA/ISL	0.77	0.97	1.03	0.82	3.19	6.46
Gap/Total assets	11.65%	0.11%	0.24%	11.52%	22.47%	4.85%

	December 31, 2009
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,298,032	$166,057	$326,804	$2,790,893	$1,639,953	$205,655
Investments	140,836	106,357	135,379	382,572	552,411	286,840
Other interest-earning assets	327	0	0	327	0	0

Total interest-sensitive assets (ISA)	2,439,195	272,414	462,183	3,173,792	2,192,364	492,495

Certificates of deposit	266,221	252,528	473,039	991,788	605,442	13,676
Other deposits	2,283,648	0	0	2,283,648	0	0
Borrowings	1,085,158	13,460	55,223	1,153,841	37,864	40,476

Total interest-sensitive liabilities (ISL)	3,635,027	265,988	528,262	4,429,277	643,306	54,152

Gap	$(1,195,832)	$6,426	$(66,079)	$(1,255,485)	$1,549,058	$438,343

ISA/ISL	0.67	1.02	0.87	0.72	3.41	9.09
Gap/Total assets	18.55%	0.10%	1.03%	19.48%	24.03%	6.80%

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

	September 30, 2010
	- 200	- 100	+ 100	+ 200
	(dollars in thousands)
Net interest income change (12 months):	$(5,965)	$(2,312)	$1,169	$3,093

	December 31, 2009
	- 200	- 100	+100	+200
	(dollars in thousands)
Net interest income change (12 months):	$(4,413)	$646	$(4,076)	$(3,489)

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 to 25 basis point range. Results of the 100 and 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three and nine month periods ended September 30, 2010, the cost of our interest-bearing liabilities averaged 1.30% and 1.33%, respectively and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 5.00% and 5.03%, respectively.

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

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Credit Risk (Continued)

result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the third quarter of 2010, three loans totaling $0.4 million were identified as troubled debt restructurings resulting in specific reserves of $0.3 million.

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. The bank excludes from nonaccrual status any loans contractually past due 90 days or more as to interest or principal payments if they are well secured and in the process of collection.

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the estimated fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for loan losses are recognized where appropriate.

The allowance for credit losses was $85.6 million at September 30, 2010 or 1.99% of loans outstanding compared to 1.76% reported at December 31, 2009 and 1.95% at September 30, 2009. The allowance for credit losses as a percentage of nonperforming loans was 69% as of September 30, 2010 compared to 55% at December 31, 2009 and 68% at September 30, 2009. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $34.1 million related to nonperforming loans covering 27% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Credit Risk (Continued)

The following table identifies amounts of loan losses and nonperforming loans and securities:

	September 30,				December 31,
	2010		2009		2009
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$123,221		$133,200		$147,937
Troubled debt restructured loans	1,013		627		619

Total nonperforming loans	$124,234		$133,827		$148,556

Loans past due in excess of 90 days and still accruing	$15,838		$14,369		$15,154
Other real estate owned	24,555		24,138		24,287
Loans outstanding at end of period	4,299,573		4,649,034		4,636,501
Average loans outstanding	4,525,149	(a)	4,524,567	(a)	4,557,227	(b)
Provision for credit losses (year to date)	53,552	(a)	79,510	(a)	100,569	(b)
Allowance for credit losses	85,646		90,466		81,639
Net charge-offs (year to date)	49,545	(a)	41,803	(a)	71,689	(b)
Nonperforming loans as a percentage of total loans	2.89%		2.88%		3.20%
Net charge-offs as a percentage of average loans outstanding (annualized)	1.46%		1.24%		1.57%
Provision for credit losses as a percentage of net charge-offs	108.09	%(a)	190.20	%(a)	140.29	%(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.99%		1.95%		1.76%
Allowance for credit losses as a percentage of nonperforming loans	68.94%		67.60%		54.96%
Nonperforming Securities:
Nonaccrual securities at market value	$11,049		$3,503		$3,258

(a)	For the nine month period ended
(b)	For the twelve month period ended

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	As of September 30, 2010		As of December 31, 2009
	Outstanding Balance	Percentage of Total Portfolio	Outstanding Balance	Percentage of Total Portfolio
	(dollars in thousands)
Commercial, financial, agricultural and other	$953,447	22%	$1,127,320	25%
Real estate-construction	317,491	7	428,744	9
Real estate-residential	1,142,583	27	1,202,386	26
Real estate-commercial	1,316,142	31	1,320,715	28
Loans to individuals	569,910	13	557,336	12

Total loans, net of unearned income	$4,299,573	100%	$4,636,501	100%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Credit Risk (Continued)

	For Nine Months Ended September 30, 2010			As of September 30, 2010
	Net Charge-offs	Percentage of Total Net Charge-offs	Net Charge- offs as a Percentage of Average Loans	Nonperforming Loans	Percentage of Total Nonperforming	Nonperforming Loans as a Percentage of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$679	1%	0.02%	$51,636	41%	1.20%
Real estate-construction	41,374	84	1.22	25,824	21	0.60
Real estate-residential	3,519	7	0.10	3,660	3	0.09
Real estate-commercial	1,705	3	0.05	43,047	35	1.00
Loans to individuals	2,268	5	0.07	67	0	0.00

Total loans, net of unearned income	$49,545	100%	1.46%	$124,234	100%	2.89%

As the above table illustrates, three categories of loans, commercial, financial, agricultural and other, real estate-construction and real estate-commercial were a significant portion of the nonperforming loans as of September 30, 2010.

Commercial, financial, agricultural and other loans were 22% of total loans and 41% of total nonperforming loans. Of the $51.6 million nonperforming loans in this category, $44.3 million is related to a line of credit issued to a western Pennsylvania real estate developer. For the nine months ended September 30, 2010, net charge-offs for this category totaled $0.7 million as a result of $3.0 million in charge-offs which were offset by $2.3 million in recoveries. The recoveries for this loan category are primarily due to a $2.0 million recovery on one loan as a result of higher than expected proceeds from a bankruptcy sale.

Real estate-construction loans, which represent only 7% of total loans, were 84% of net charge-offs during the nine months ended September 30, 2010 and 21% of total nonperforming loans as of September 30, 2010. In the real estate-construction category, loans generated outside of Pennsylvania represented 87% of nonperforming loans and 99% of the charge-offs for that category for the nine months ended September 30, 2010. Nonperforming real estate-construction loans totaled $25.8 million as of September 30, 2010, of which, $11.8 million related to two separate condominium projects in Florida and $8.6 million related to development for a Nevada resort.

Real estate-commercial loans, which represent 31% of total loans, were 35% of total nonperforming loans as of September 30, 2010. Nonperforming real estate-commercial loans totaled $43.0 million as of September 30, 2010, of which the largest portions relate to a $10.4 million loan for a waste management company based in Pennsylvania and a $10.1 million loan for an office building in western Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (Continued)

Credit Risk (Continued)

The following table for real estate-construction, real estate-commercial and commercial, financial, agricultural and other loans shows the percentage of such loans at September 30, 2010 that had been generated in and out of Pennsylvania; the percentage of net charge-offs for the nine months ended September 30, 2010; and the percentage of nonperforming loans as of September 30, 2010 attributable to loans in and out of Pennsylvania:

	Percentage of Loans In Category	Percentage of Net Charge-offs In Category		Percentage of Nonperforming Loans In Category
Commercial, financial, agricultural and other
Loans in Pennsylvania	84%	392%		100%
Loans out of Pennsylvania	16%	-292	%(a)	0%
Real estate-construction
Loans in Pennsylvania	79%	1%		13%
Loans out of Pennsylvania	21%	99%		87%
Real estate-commercial
Loans in Pennsylvania	89%	100%		83%
Loans out of Pennsylvania	11%	0%		17%

(a)	negative percentage indicates recoveries exceeded charge-offs

During 2009, First Commonwealth implemented controls and policies to restrict the size of future loan exposures; defined our lending market so that we are more focused on loan originations within our core Pennsylvania markets; and established guidelines that would monitor potential concentrations in credit and provide for a more balanced consumer and commercial portfolio. We believe that these actions will mitigate the risk in our loan portfolio.

Capital Resources

At September 30, 2010, shareholders’ equity was $741.8 million, an increase of $103.0 million from December 31, 2009. The increase was primarily the result of proceeds of $83.9 million from the issuance of common stock in 2010. In the third quarter of 2010, the Company completed a public offering of 18,543,750 shares of its common stock at an offering price of $4.65 per share, raising additional capital of $81.9 million. In connection with the stock offering approximately $0.5 million worth of costs were capitalized resulting in net proceeds of $81.4 million. Additionally, during 2010, $5.7 million was raised from both reissued treasury stock and additional capital stock issued, other comprehensive income increased $18.1 million due to changes in the fair value of our available-for-sale investments, and unearned ESOP shares decreased $1.5 million. Offsetting these increases were $4.3 million in dividends paid.

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

The table below presents First Commonwealth’s capital position at September 30, 2010:

	Actual		Regulatory Minimum		Well Capitalized		Excess over Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$705,259	13.7%	$410,605	8.0%	N/A	N/A	N/A
First Commonwealth Bank	659,982	13.0	406,320	8.0	$507,901	10.0%	$152,081
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$640,827	12.5%	$205,303	4.0%	N/A	N/A	N/A
First Commonwealth Bank	596,211	11.7	203,160	4.0	$304,740	6.0%	$291,471
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$640,827	11.1%	$230,819	4.0%	N/A	N/A	N/A
First Commonwealth Bank	596,211	10.4	229,092	4.0	$286,365	5.0%	$309,846

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10%, 6% and 5%, respectively. At September 30, 2010, First Commonwealth’s banking subsidiary exceeded those requirements.

On October 19, 2010, First Commonwealth Financial Corporation declared a quarterly dividend of $0.01 per share payable on November 15, 2010. This level of dividend provides for the strengthening of capital during a time of unprecedented uncertainty and market volatility. Whether to increase the dividend level in 2011 will be dependent on both consistent earnings and continued improvement in economic conditions.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2009 or Quarterly Report on Form 10-Q for the period ended June 30, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
1.1	Underwriting Agreement dated August 4, 2010 by and among First Commonwealth Financial Corporation and Macquarie Capital (USA), Inc. and Stifel, Nicolaus & Company, Incorporated, as representatives for the underwriters (incorporated by reference to Exhibit 1.1 of First Commonwealth’s Current Report on Form 8-K filed on August 10, 2010	Incorporated by reference

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: November 5, 2010	/s/ John J. Dolan
John J. Dolan President and Chief Executive Officer

DATED: November 5, 2010	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer