Form 10-K
period 2010-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2011-03-03
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2010) was approximately $432,196,931.

The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 25, 2011, was 104,846,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2011 are incorporated by reference into Part III.

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

Overview

First Commonwealth Financial Corporation (“First Commonwealth” or “we”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2010, we had total assets of $5.8 billion, total loans of $4.2 billion, total deposits of $4.6 billion and shareholders’ equity of $749.8 million. Our principal executive office is located at 22 North Sixth Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.

FCB is a Pennsylvania bank and trust company. At December 31, 2010, the Bank operated 115 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania. The largest concentration of our branch offices is located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown, and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. The Bank also operates a network of 125 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the STAR and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is also a member of the 31-bank “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 700 ATMs in over 50 counties in Pennsylvania, Maryland, New York, West Virginia and Ohio.

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

In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our acquisition and de novo strategy, FCB operates 66 branches in the Pittsburgh metropolitan statistical area and currently ranks sixth in deposit market share.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

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

Employees

At December 31, 2010, First Commonwealth and its subsidiaries employed 1,443 full-time employees and 179 part-time employees.

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

Source of Strength Doctrine. FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codifies this policy as a statutory requirement. Under this requirement, First Commonwealth is expected to commit resources to support FCB, including at times when First Commonwealth may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Community Reinvestment. Under the Community Reinvestment Act, or CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community. The CRA requires public disclosure of an institution’s CRA rating and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examination, FCB received a “satisfactory” rating.

Consumer Laws. The operations of FCB are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Capital Requirements

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the FRB. FCB is subject to similar capital requirements administered by the FDIC and the Pennsylvania Department of Banking. The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.

A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

•

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

First Commonwealth, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items, such as letters of credit). FCB, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The minimum leverage ratio is 3.0% for bank holding companies and depository institutions that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and depository institutions are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

As of December 31, 2010, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 29 “Regulatory Restrictions and Capital Adequacy” of Notes to Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Capital Requirements (Continued)

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%). This buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Capital Requirements (Continued)

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as FCB. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Anti-Money Laundering and the USA Patriot Act (Continued)

that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Act was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific provisions of the Act. The Act, among other things:

•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

•	Directs the FRB to issue rules which are expected to limit debit-card interchange fees;

•

Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund; and increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

•

Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws for depository institutions with assets of $10 billion or more;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•

Provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirements for higher-cost loans, new disclosures and certain other restrictions;

•

Creates a financial stability oversight council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on business checking accounts starting July 2011; and

•	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee of the Board of Directors responsible for enterprise-wide risk management practices.

Many aspects of the Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on First Commonwealth, its customers or the financial industry more generally.

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

Availability of Financial Information (Continued)

We also make available on our website, and in print to any shareholder who requests them, our Corporate Governance Guidelines, the charters for our Audit, Risk, Compensation and Human Resources and Governance Committees, and the Code of Conduct and Ethics that applies to all of our directors, officers and employees.

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

As a financial services company, we are subject to a number of risks, many of which are outside of our control. These risks include, but are not limited to:

Further declines in real estate values could adversely affect our earnings and financial condition.

As of December 31, 2010, approximately 65% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 27% of total loans), commercial real estate loans (approximately 32% of total loans) and real estate construction loans (approximately 6% of total loans). Since the beginning of the economic recession in 2008, declines in real estate values and weak demand for new construction, particularly outside of our core Pennsylvania market, have caused deterioration in our loan portfolio and adversely impacted our financial condition and results of operations. Additional declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, further impacting our earnings and financial condition.

We could suffer large losses due to the large size of certain loans.

As of December 31, 2010, we had 49 commercial loans with commitments greater than $15 million with an aggregate amount of such commitments equal to $1.2 billion. These amounts are high for an institution of our size even with a legal lending limit of $102.9 million. If one or more of these large loans deteriorates or if the borrowers default, we could suffer losses which would have a significant impact on our earnings and financial condition.

Our allowance for credit losses may be insufficient.

All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for credit losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

We have significant exposure to a downturn in the financial services industry due to our investments in trust preferred securities.

As of December 31, 2010, we had single issuer trust preferred securities and trust preferred collateralized debt obligations with an aggregate book value of $78.8 million and an unrealized loss of approximately $32.4 million. These securities were issued by banks, bank holding companies and other financial services providers. As a result

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

of the severe economic recession and its impact on the financial services industry, we incurred other-than-temporary impairment charges in our securities portfolio of approximately $9.2 million in 2010, $36.2 million in 2009 and $13.0 million in 2008. We may be required to record additional impairment charges on other investment securities if they suffer a decline in value that is considered other-than-temporary. If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of FCB to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

We must evaluate whether any portion of our recorded goodwill is impaired. Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

At December 31, 2010, goodwill represented approximately 3% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. See “Supervision and Regulation” included in Item 1. Business for a more detailed description of the regulatory requirements applicable to First Commonwealth.

First Commonwealth relies on dividends from its subsidiaries for most of its revenues.

First Commonwealth is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenues from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on First Commonwealth’s common stock and interest and principal on First Commonwealth’s debt. Various federal and/or state laws and regulations limit the amount of dividends that FCB and certain non-bank subsidiaries may pay to First Commonwealth. In the event FCB is unable to pay dividends to First Commonwealth, First Commonwealth may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from FCB could have a material adverse effect on First Commonwealth’s business, financial condition and results of operations.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1A.	Risk Factors (Continued)

legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Because we conduct all of our business under the “First Commonwealth” brand, negative public opinion about one business could affect our other businesses.

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

First Commonwealth Bank has 115 banking offices of which 28 are leased and 87 are owned. We also lease three loan production offices.

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

ITEM 4.	Executive Officers of First Commonwealth Financial Corporation

The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2010 is set forth below:

Thaddeus J. Clements, age 54, has served as Executive Vice President/Strategic Resources of First Commonwealth Financial Corporation since 2000. Mr. Clements formerly served as Senior Executive Vice President of First Commonwealth Bank.

John J. Dolan, age 54, has served as President and Chief Executive Officer of First Commonwealth Financial Corporation and Chief Executive Officer of First Commonwealth Bank since March 2007. He served as Chief Financial Officer of First Commonwealth Financial Corporation from 1987 until March 2007 and as President of First Commonwealth Bank from March 2007 until November 2007. Mr. Dolan is also a Director of First Commonwealth Financial Corporation, First Commonwealth Bank, First Commonwealth Insurance Agency, Inc. and First Commonwealth Financial Advisors, Inc.

I. Robert Emmerich, age 60, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since 2009. Prior to joining First Commonwealth, Mr. Emmerich was retired from a 31-year career at National City Corporation, where he most recently served as Executive Vice President & Chief Credit Officer for Consumer Lending.

Leonard V. Lombardi, age 51, has served as Senior Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Sue A. McMurdy, age 54, has served as Executive Vice President and Chief Information Officer of First Commonwealth Financial Corporation since 2000. She formerly served as President and Chief Executive Officer of First Commonwealth Systems Corporation, an information technology and data processing subsidiary that we merged into First Commonwealth Bank in 2006.

R. John Previte, age 61, has served as Senior Vice President, Investments, of First Commonwealth Financial Corporation since 1992. He also serves as Senior Executive Vice President and Investment Officer of First Commonwealth Bank, Chairman, President and Investment Officer of FraMal Holdings Corporation, an investment subsidiary of First Commonwealth Financial Corporation, Administrative Trustee of First Commonwealth Capital Trust I, First Commonwealth Capital Trust II and First Commonwealth Capital Trust III. He was formerly Vice President of FraMal Holdings Corporation.

T. Michael Price, age 48, has served as President of First Commonwealth Bank since November 2007. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.

Robert E. Rout, age 59, joined First Commonwealth Financial Corporation as Executive Vice President and Chief Financial Officer in February 2010. Prior to joining First Commonwealth, Mr. Rout served as Chief

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 4.	Executive Officers of First Commonwealth Financial Corporation (Continued)

Financial Officer and Secretary for S&T Bancorp, Inc. in Indiana, PA, since 1999 and as Chief Administrative Officer of S&T Bancorp, Inc. since April 2008.

David R. Tomb, Jr., age 79, is Senior Vice President, Secretary and Treasurer of First Commonwealth Financial Corporation. Mr. Tomb has been a practicing attorney with the law firm Tomb & Tomb for 50 years. He is a Director and Secretary of First Commonwealth Financial Corporation, First Commonwealth Bank, First Commonwealth Insurance Agency, Inc., and First Commonwealth Financial Advisors, Inc.

Matthew C. Tomb, age 34, has served as Senior Vice President, Chief Risk Officer and Associate General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

Matthew C. Tomb is the son of David R. Tomb, Jr. There are no other family relationships among any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by and serve at the pleasure of the Board of Directors, subject in certain cases to the terms of an employment agreement between the officer and the company.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

First Commonwealth is listed on the NYSE under the symbol “FCF.” As of January 31, 2011, there were approximately 8,452 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2010
First Quarter	$7.00	$4.15	$0.03
Second Quarter	$7.54	$4.86	$0.01
Third Quarter	$6.17	$4.90	$0.01
Fourth Quarter	$7.45	$5.47	$0.01

Period	High Sale	Low Sale	Cash Dividends Per Share
2009
First Quarter	$12.50	$6.33	$0.12
Second Quarter	$10.68	$5.84	$0.00
Third Quarter	$7.34	$5.20	$0.03
Fourth Quarter	$5.77	$4.03	$0.03

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

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2005, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Commonwealth Financial Corporation	100.00	109.27	91.98	113.42	43.58	67.04
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
KBW Regional Banking Index	100.00	108.60	84.72	68.99	53.72	64.68

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 6.	Selected Financial Data

The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except share data)
Interest income	$268,360	$293,281	$327,596	$331,095	$333,070
Interest expense	61,599	86,771	138,998	169,713	166,107

Net interest income	206,761	206,510	188,598	161,382	166,963
Provision for credit losses	61,552	100,569	23,095	10,042	11,544

Net interest income after provision for credit losses	145,209	105,941	165,503	151,340	155,419
Net impairment losses	(9,193)	(36,185)	(13,011)	0	(2)
Net securities gains	2,422	273	1,517	1,174	699
Other income	56,005	55,237	54,325	47,696	43,550
Gain on extinguishment of debt	0	0	0	0	410
Other expenses	171,226	171,151	158,615	148,007	138,093

Income (loss) before income taxes	23,217	(45,885)	49,719	52,203	61,983
Income tax provision (benefit)	239	(25,821)	6,632	5,953	9,029

Net Income (loss)	$22,978	$(20,064)	$43,087	$46,250	$52,954

Per Share Data
Net income (loss)	$0.25	$(0.24)	$0.58	$0.64	$0.75
Dividends declared	0.06	0.18	0.68	0.68	0.68
Average shares outstanding	93,197,225	84,589,780	74,477,795	72,816,208	70,766,348

Per Share Data Assuming Dilution
Net income (loss)	$0.25	$(0.24)	$0.58	$0.63	$0.74
Dividends declared	0.06	0.18	0.68	0.68	0.68
Average shares outstanding	93,199,773	84,589,780	74,583,236	72,973,259	71,133,562

At End of Period
Total assets	$5,812,842	$6,446,293	$6,425,880	$5,883,618	$6,043,916
Investment securities	1,016,574	1,222,045	1,452,191	1,645,714	1,723,191
Loans and leases, net of unearned income	4,218,083	4,636,501	4,418,377	3,697,819	3,783,817
Allowance for credit losses	71,229	81,639	52,759	42,396	42,648
Deposits	4,617,852	4,535,785	4,280,343	4,347,219	4,326,440
Short-term borrowings	187,861	958,932	1,139,737	354,201	500,014
Subordinated debentures	105,750	105,750	105,750	105,750	108,250
Other long-term debt	98,748	168,697	183,493	442,196	485,170
Shareholders’ equity	749,777	638,811	652,779	568,788	571,361

Key Ratios
Return on average assets	0.37%	(0.31)%	0.70%	0.80%	0.89%
Return on average equity	3.33%	(3.06)%	7.45%	8.08%	9.76%
Net loans to deposits ratio	89.80%	100.42%	101.99%	84.09%	86.47%
Dividend per share as a percent of net income per share	23.72%	NA	117.24%	106.25%	90.67%
Average equity to average assets ratio	11.26%	10.16%	9.35%	9.87%	9.08%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis concerns the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2010, 2009 and 2008. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a clear understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview

First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCFA and insurance products through FCIA. At December 31, 2010, FCB operated 115 community banking offices throughout western Pennsylvania and three loan production offices in downtown Pittsburgh, State College and Canonsburg, Pennsylvania.

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

As a financial institution with a focus on traditional banking activities, we earn the majority of our revenue through net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing our net interest margin, which is net interest income (on a fully taxable-equivalent basis) as a percentage of our average interest-earning assets. We also generate revenue through fees earned on various services and products that we offer to our customers and through sales of assets, such as loans, investments or properties. These revenue sources are offset by provisions for credit losses on loans, loss on sale or other-than-temporary impairments on investment securities, operating expenses and income taxes.

General economic conditions also affect our business by impacting our customers’ need for financing, thus affecting loan growth, and impacting the credit strength of existing and potential borrowers.

Critical Accounting Policies and Significant Estimates

First Commonwealth’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the period presented or in future periods. We currently view the determination of the allowance for credit losses, fair value of financial instruments, and goodwill and other intangible assets to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates made by management.

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

•

For impaired loans we calculate the estimated fair value of the loans that are selected for review based on observable market prices, discounted cash flows and the value of the underlying collateral and record an allowance if needed.

•

We then select pools of homogenous smaller balance loans having similar risk characteristics as well as unimpaired larger commercial loans for evaluation collectively under the provisions of FASB ASC Topic 450, “Contingencies.” These smaller balance loans generally include residential mortgages, consumer loans, installment loans and some commercial loans.

•

FASB ASC Topic 450 loans are segmented into groups with similar characteristics and an allowance for credit losses is allocated to each segment based on recent loss history and other relevant information.

•

We then review the results to determine the appropriate balance of the allowance for credit losses. This review includes consideration of additional factors, such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and nonperforming assets, trends in the overall risk profile in the portfolio, trends in delinquencies and nonaccrual loans, and local and national economic information and industry data, including trends in the industries we believe are higher risk.

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. These factors require the use of estimates related to the amount and timing of expected future cash flows, appraised values on impaired loans, collateral valuations for classified loans that are not impaired, estimated losses for each loan category based on historical loss experience and delinquency trends by category using a four to twenty quarter average and consideration of current economic trends and conditions, all of which may be susceptible to significant judgment and change. To the extent that actual outcomes differ from estimates, additional provisions for credit losses could be required that could adversely affect our earnings or financial position in future periods. The loan portfolio represents the largest asset category on our Consolidated Statements of Financial Condition.

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

The estimate of future cash flows includes each deal’s structural features updated with trustee information, including asset-by-asset detail.

Determination of the credit evaluation is performed for each of the individual banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned.

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

In addition to valuation, on a quarterly basis we assess whether there are any declines in value below the carrying value of our assets that should be considered other-than-temporary. This review includes analyzing the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in the market. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments—Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. Results of a discounted cash flow test are significantly affected by variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral.

When evaluating equity investments for other-than-temporary impairment we review the severity and duration of decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information.

Methodologies and estimates used by management are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 “Impairment of Investment Securities” and Note 21 “Fair Values of Assets and Liabilities” of Notes to Consolidated Financial Statements.

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

As of December 31, 2010, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in future periods (see additional discussion of goodwill impairment under “Risk Factors” on page 14).

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Estimates (Continued)

Income Taxes

We estimate income tax expense based on amounts expected to be owed to the tax jurisdictions where we conduct business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported in the Consolidated Statements of Financial Condition. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a quarterly basis as regulatory and business factors change. A reduction in estimated future taxable income could require us to record a valuation allowance. Changes in levels of valuation allowances could result in increased income tax expense, and could negatively affect our operating results.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in other liabilities in the Consolidated Statements of Financial Condition. Management evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, as well as the current period’s income tax expense and can be significant to our operating results.

Results of Operations—2010 Compared to 2009

Net Income

Net income for 2010 was $23.0 million, or $0.25 per diluted share, as compared to a net loss of $20.1 million, or $0.24 per diluted share, in 2009. Improved performance in 2010 was primarily the result of a $39.0 million decrease in provision for credit losses as credit quality improved in 2010 and a decrease of $27.0 million in other-than-temporary impairment losses related to our pooled trust preferred collateralized debt obligation portfolio. Other areas contributing to improved performance in 2010 include $2.1 million in net security gains largely due to sales of municipal securities, and effective expense management as noninterest expense remained flat compared to 2009.

Our return on average equity was 3.33% and return on average assets was 0.37% for 2010, compared to (3.06)% and (0.31)%, respectively, for 2009.

Average diluted shares for the year 2010 were 10% greater than the comparable period in 2009 primarily due to the issuance of 18.5 million shares of common stock in connection with a capital raise completed in August 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Net Interest Income

Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretaxable equivalent amounts based on the marginal corporate federal income tax rate of 35%. The taxable equivalent adjustment to net interest income for 2010 was $9.2 million compared to $12.3 million in 2009.

On a fully taxable equivalent basis, net interest income for 2010 was $2.9 million, or 1% lower than 2009, primarily due to a $322.3 million, or 5.5%, decline in average interest earning assets, partially offset by a 16 basis point increase in the net interest margin. Positively affecting net interest income in 2010 was a $104.0 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest bearing liabilities and shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis was 3.88% in 2010 compared to 3.71% in 2009. The improved net interest margin can be attributed to a more favorable deposit mix, lower costing deposits, reduced balance sheet leveraging and disciplined loan pricing.

Interest income, on a fully taxable equivalent basis, decreased $28.1 million as average interest-earning assets declined $322.3 million and the yield on interest-earning assets declined 19 basis points.

The decrease in average interest-earning assets was primarily due to a $278.2 million, or 26%, decrease in average investment securities and an $89.9 million, or 2%, decrease in average loans. The decrease in average investment securities is a result of matured securities not being replaced as the risk/reward for balance sheet leveraging activities became less attractive in the current interest rate environment as well as a planned reduction in the municipal securities portfolio. The decrease in average loans is the result of more disciplined underwriting guidelines related to geography and size for commercial loans, the managing down of large credit relationships, generally weak borrower demand and planned decreases in residential real estate loans.

Interest and fees on loans, on a taxable equivalent basis, decreased $7.3 million of which $4.7 million is attributable to the previously mentioned decline in balances and $2.6 million is the result of the yield on loans decreasing 6 basis points from 5.24% to 5.18%.

Interest income on investment securities, on a taxable equivalent basis, decreased $20.9 million from 2009 of which $15.4 million is attributable to the previously mentioned decline in balances and $5.5 million is due to a 66 basis point decrease in yield from 5.00% to 4.34%. Contributing to the investment yield decline was the planned reduction in obligations of state and political subdivisions which had higher yields relative to the remainder of the portfolio.

Interest expense on deposits decreased $20.0 million, of which $19.1 million is attributable to a decline in rates paid and $0.9 million due to change in balances. The cost of interest-bearing deposits decreased 57 basis points as a result of lower interest rates and improved deposit mix changes. Total interest-bearing deposits increased $165.9 million, or 4%, primarily due to an increase of $305.4 million, or 14% in average interest-bearing demand and savings, partially offset by a decrease in more expensive time deposits of $139.5 million, or 8%.

Interest expense on short-term borrowings decreased $2.3 million primarily due to a $543.6 million, or 53%, decrease in average balances. Interest expense on long-term debt declined $2.9 million, $2.2 million as a result of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Net Interest Income (Continued)

the $48.6 million decrease in average balances and $0.7 million due to a 33 basis point decrease in rate. Increased deposits as well as declines in both the investment and loan portfolios provided funding to deleverage the balance sheet and decrease outstanding borrowings.

First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion.

The following table reconciles interest income in the Consolidated Statements of Operations to net interest income adjusted to a fully taxable equivalent basis:

	For the Years Ended December 31,
	2010	2009	2008
Interest income per Consolidated Statements of Operations	$268,360	$293,281	$327,596
Adjustment to fully taxable equivalent basis	9,174	12,303	13,094

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	277,534	305,584	340,690
Interest expense	61,599	86,771	138,998

Net Interest income adjusted to fully taxable equivalent basis (non-GAAP)	$215,935	$218,813	$201,692

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Net Interest Income (Continued)

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for each of the three years for the period ended December 31:

Average Balance Sheets and Net Interest Analysis

(dollars in thousands)

	2010			2009			2008
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$37,043	$94	0.25%	$678	$7	0.96%	$447	$10	2.34%
Tax-free investment securities	120,239	8,025	6.67	235,256	16,069	6.83	290,595	20,220	6.96
Taxable investment securities	939,459	37,988	4.04	1,102,597	50,799	4.61	1,267,446	62,895	4.96
Federal funds sold	0	0	0.00	0	0	0.00	94	2	2.49
Loans, net of unearned income (b)(c)	4,467,338	231,427	5.18	4,557,227	238,709	5.24	4,084,506	257,563	6.31

Total interest-earning assets	5,564,079	277,534	4.99	5,895,758	305,584	5.18	5,643,088	340,690	6.04

Noninterest-earning assets:
Cash	77,259			77,983			77,208
Allowance for credit losses	(96,872)			(67,535)			(43,669)
Other assets	592,612			551,806			505,790

Total noninterest-earning assets	572,999			562,254			539,329

Total Assets	$6,137,078			$6,458,012			$6,182,417

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$622,171	$751	0.12%	$601,594	$1,677	0.28%	$603,256	$5,302	0.88%
Savings deposits (d)	1,800,418	12,171	0.68	1,515,636	16,946	1.12	1,163,383	18,860	1.62
Time deposits	1,596,088	36,923	2.31	1,735,533	51,179	2.95	1,999,016	77,355	3.87
Short-term borrowings	488,078	1,948	0.40	1,031,664	4,216	0.41	769,770	14,828	1.93
Long-term debt	236,939	9,806	4.14	285,526	12,753	4.47	487,533	22,653	4.65

Total interest-bearing liabilities	4,743,694	61,599	1.30	5,169,953	86,771	1.68	5,022,958	138,998	2.77

Noninterest-bearing liabilities and capital:
Noninterest-bearing demand deposits (d)	658,947			590,554			544,743
Other liabilities	43,413			41,487			36,582
Shareholders’ equity	691,024			656,018			578,134

Total noninterest- bearing funding sources	1,393,384			1,288,059			1,159,459

Total Liabilities and Shareholders’ Equity	$6,137,078			$6,458,012			$6,182,417

Net Interest Income and Net Yield on Interest-Earning Assets		$215,935	3.88%		$218,813	3.71%		$201,692	3.57%

(a)	Income on interest-earning assets has been computed on a taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Net Interest Income (Continued)

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

Analysis of Year-to-Year Changes in Net Interest Income

(dollars in thousands)

	2010 Change from 2009			2009 Change from 2008
	Total Change	Change Due to Volume	Change Due to Rate (a)	Total Change	Change Due to Volume	Change Due to Rate (a)
Interest-earning assets:
Interest-bearing deposits with banks	$87	$349	$(262)	$(3)	$5	$(8)
Tax-free investment securities	(8,044)	(7,856)	(188)	(2,698)	(3,852)	1,154
Taxable investment securities	(12,811)	(7,521)	(5,290)	(12,096)	(8,176)	(3,920)
Federal funds sold	0	0	0	(2)	(2)	0
Loans	(7,282)	(4,710)	(2,572)	(19,516)	29,829	(49,345)

Total interest income (b)	(28,050)	(19,738)	(8,312)	(34,315)	17,804	(52,119)

Interest-bearing liabilities:
Interest-bearing demand deposits	(926)	58	(984)	(3,625)	(15)	(3,610)
Savings deposits	(4,775)	3,190	(7,965)	(1,914)	5,710	(7,624)
Time deposits	(14,256)	(4,114)	(10,142)	(26,176)	(10,196)	(15,980)
Short-term borrowings	(2,268)	(2,229)	(39)	(10,612)	5,045	(15,657)
Long-term debt	(2,947)	(2,172)	(775)	(9,900)	(9,386)	(514)

Total interest expense	(25,172)	(5,267)	(19,905)	(52,227)	(8,842)	(43,385)

Net interest income	$(2,878)	$(14,471)	$11,593	$17,912	$26,646	$(8,734)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a taxable equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the year 2010 totaled $61.6 million, a decrease of $39.0 million compared to the year 2009. The 2010 provision resulted primarily from an updated collateral valuation obtained in the first quarter for a commercial real estate construction loan in Florida that was placed in nonperforming status during the third quarter of 2009; an out of market commercial real estate construction loan that migrated to nonperforming status during the first quarter of 2010; deterioration in a western Pennsylvania commercial loan that was placed in nonperforming status in the fourth quarter of 2009; a commercial real estate loan for an office building in western Pennsylvania which was placed in nonperforming status during the third quarter of 2010; and a student housing construction loan in eastern Pennsylvania that was placed in nonaccrual status during the fourth quarter of 2010. Offsetting these provisions were three credits which in the second quarter of 2010 provided for the release of $3.6 million in established reserves, including $2.7 million from two loans that provided higher than expected proceeds from bankruptcy sales and release of $0.9 million of previously established reserves for a troubled loan that paid off.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category:

Provision for Credit Losses

(dollars in thousands)

	2010		2009
Commercial, financial and agricultural	$10,215	17%	$33,899	34%
Real estate—construction	41,261	67%	42,155	42%
Real estate—residential	4,581	7%	6,023	6%
Real estate—commercial	1,690	3%	14,490	14%
Loans to individuals	2,802	4%	4,334	4%
Unallocated	1,003	2%	(332)	0%

Total	$61,552	100%	$100,569	100%

The provision related to commercial, financial and agricultural loans in 2010 was primarily due to $2.3 million allocated for a $3.0 million manufacturing business in Pennsylvania, $1.8 million allocated for a $44.1 million line of credit to a western Pennsylvania real estate developer, and $1.3 million for a line of credit to a real estate developer in central Pennsylvania. Additionally, $7.5 million was allocated for smaller credits. Partially offsetting these additional provisions was $2.7 million in recoveries on previously charged off loans or reduction of established specific reserves related to two loans which provided higher than expected proceeds from bankruptcy sales.

The provision for credit losses related to real estate-construction loans in 2010 was primarily due to $24.3 million related to a $39.6 million construction loan for a Florida condominium project that was placed into nonperforming status in the third quarter of 2009. Continued market deterioration, and questions concerning the developer’s willingness and capacity to complete the project, resulted in a change in the first quarter of 2010 to the estimated collateral value from an “as completed” to an “as is” raw land valuation. A $34.2 million charge-off was recorded on this loan in the second quarter of 2010, resulting in a remaining loan balance of $5.4 million. Additionally, $2.1 million was allocated for a $12.7 million condominium development project in Missouri and $4.6 million was allocated for an $8.6 million participation construction loan for development of a Nevada resort. The Missouri condominium project was placed in nonperforming status in the first quarter of 2010 and was resolved in the third quarter of 2010 with the receipt of a $10.6 million payment and $2.1 million charge-off. Developers for the operating Nevada resort are abandoning expansion plans due to market conditions and this loan was placed into nonperforming status in the first quarter of 2010. The Bank has personal recourse to the developers on all three projects, however, that recourse was not given any consideration in the reserve assessments.

The provision for real estate-commerical loans in 2010 was primarily due to $2.9 million allocated for a $10.0 million loan for a western Pennsylvania office building with increased vacancy rates.

Net credit losses were $72.0 million in 2010 compared to $71.7 million for the year 2009. Net credit losses in 2010 included $34.2 million for the previously mentioned Florida condominium project, $15.4 million for the previously mentioned $44.1 million line of credit to a western Pennsylvania real estate developer, $2.6 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Provision for Credit Losses (Continued)

for a Pennsylvania manufacturer, $2.1 million for the previously mentioned Missouri condominium project and $2.8 million for a participation loan secured by real estate in Illinois. The Illinois loan had an original balance of $5.0 million when placed in nonperforming status in the third quarter of 2009 and the remaining balance of $2.2 million was moved to OREO in the third quarter of 2010. Additionally, net credit losses of $1.0 million were recorded for a participation loan secured by real estate in Ohio. The original loan was $6.2 million and was moved to nonperforming status in the third quarter of 2009. The outstanding balance on this loan is currently $1.3 million.

The allowance for credit losses was $71.2 million or 1.69% of total loans outstanding at December 31, 2010 compared to $81.6 million or 1.76% at December 31, 2009. The decrease in the allowance for credit losses and the ratio of the allowance to total loans is primarily the result of changes in specific reserves assigned to troubled credits, which totaled $23.9 million and $33.3 million at December 31, 2010 and December 31, 2009, respectively.

The most significant change was to the aforementioned loan to a western Pennsylvania real estate developer. At December 31, 2009, this loan had a specifically assigned allowance for credit losses of $18.2 million, which was reduced significantly by the $15.4 million partial charge-off in the fourth quarter of 2010. After consideration of the partial charge-off, $8.0 million principal payment, implementation of a definitive restructuring agreement and other valuation factors, a specifically assigned allowance for credit of $4.7 million was established for the outstanding loan balance of $20.7 million.

The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is directionally consistent with the increase in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Provision for Credit Losses (Continued)

A detailed analysis of our credit loss experience for the five years ended December 31 is shown below:

Summary of Credit Loss Experience

(dollars in thousands)

	2010	2009	2008	2007	2006
Loans outstanding at end of year	$4,218,083	$4,636,501	$4,418,377	$3,697,819	$3,783,817

Average loans outstanding	$4,467,338	$4,557,227	$4,084,506	$3,687,037	$3,707,233

Allowance for credit losses:
Balance, beginning of year	$81,639	$52,759	$42,396	$42,648	$39,492
Addition as a result of acquisition	0	0	0	0	1,979
Loans charged off:
Commercial, financial and agricultural	22,293	20,536	3,640	3,185	2,612
Loans to individuals	3,841	4,378	4,166	3,902	4,565
Real estate-construction	41,483	36,892	67	50	50
Real estate-commercial	2,466	7,302	3,479	1,832	522
Real estate-residential	5,226	4,604	2,529	2,662	2,660
Lease financing receivables	0	0	0	23	54

Total loans charged off	75,309	73,712	13,881	11,654	10,463

Recoveries of loans previously charged off:
Commercial, financial and agricultural	2,409	448	426	495	848
Loans to individuals	522	573	522	672	590
Real estate-construction	0	0	0	0	0
Real estate-commercial	163	914	187	102	0
Real estate-residential	252	81	14	90	45
Lease financing receivables	1	7	0	1	0

Total recoveries	3,347	2,023	1,149	1,360	1,483

Net charge-offs	71,962	71,689	12,732	10,294	8,980
Credit losses on loans transferred to held for sale	0	0	0	0	1,387

Net credit losses	71,962	71,689	12,732	10,294	10,367

Provision charged to expense	61,552	100,569	23,095	10,042	11,544

Balance, end of year	$71,229	$81,639	$52,759	$42,396	$42,648

Ratios:
Net credit losses as a percentage of average loans outstanding	1.61%	1.57%	0.31%	0.28%	0.28%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.69%	1.76%	1.19%	1.15%	1.13%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Noninterest Income

The components of noninterest income for the three years ended December 31 follow:

	2010	2009	2008
	(dollars in thousands)
Noninterest Income
Trust income	$5,897	$4,805	$5,639
Service charges on deposit accounts	16,968	17,440	18,558
Insurance and retail brokerage commissions	6,369	7,259	5,297
Income from bank owned life insurance	5,331	4,442	5,523
Card related interchange income	10,459	8,559	7,609
Other operating income	10,981	12,732	11,699

Subtotal	56,005	55,237	54,325
Net securities gains	2,422	273	1,517
Net impairment losses	(9,193)	(36,185)	(13,011)

Total noninterest income	$49,234	$19,325	$42,831

Total noninterest income of $49.2 million for 2010 increased $29.9 million, or 155%, compared to 2009, primarily due to a decline in net impairment losses on securities. Noninterest income, excluding net security gains and net impairment losses, increased $0.8 million, despite a $2.1 million gain from a favorable legal settlement recorded in 2009.

Trust income increased $1.1 million, or 23%, for the year 2010 as compared to the year 2009 as a result of increased market values of assets under management and the implementation of a new fee schedule in the second quarter of 2010.

Service charges on deposit accounts decreased $0.5 million, or 3%, primarily due to a decline in overdraft fee income resulting from the implementation of Regulation E. Card-related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses. Card related interchange income increased $1.9 million, or 22%, due to growth in usage of debit cards, increased demand deposit accounts and larger dollar transactions.

Insurance and retail brokerage commissions, including retail advisor fees, decreased $0.9 million, or 12%, primarily due to less producers during 2010.

We use bank owned life insurance (“BOLI”) to help offset the rising cost of employee benefits. Income from BOLI increased $0.9 million, or 20%, in 2010 compared to 2009 due to improved crediting rates on our separate account insurance investment portfolio.

Other operating income decreased $1.8 million, or 14%, for the year 2010 compared to the year 2009. This decrease is primarily due to a $2.1 million gain resulting from a legal settlement recorded in 2009, a decrease of $0.2 million in fee income generated from commercial loan interest rate swaps and the reversal of $0.6 million of previously accrued rent due from operators of an OREO property. Partially offsetting these decreases, letter of credit fees increased $0.3 million and fees generated from the origination of mortgage loans increased $0.3 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Noninterest Income (Continued)

Net security gains of $2.4 million in 2010 reflected an increase of $2.1 million compared to the year 2009. Net security gains in 2010 consisted of $1.9 million from the call or sale of municipal investments and $0.5 million from the sale of equity securities.

Net impairment losses of $9.2 million for the year 2010 decreased $27.0 million compared to the year 2009. Other-than-temporary impairment charges recorded in 2010 are the result of $8.7 million in credit related other-than-temporary impairment losses on pooled trust preferred collateralized debt obligations and $0.5 million on a bank equity security. In 2009, other-than-temporary impairment charges of $36.2 million included $33.7 million on pooled trust preferred collateralized debt obligations and $2.5 million on bank equity securities. The decreased level of impairment charges on pooled trust preferred securities experienced in 2010 is primarily the result of a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments. Also contributing to the level of other-than-temporary impairment in 2010 was the effect of incorporating cures of interest deferrals into fourth quarter 2010 expected cash flows for these securities. Management felt it had sufficient evidence to incorporate the effect of cures in the estimate of future cash flows as a result of an increase in the occurrence of actual cures and a decrease in the amount of new deferrals, both which are indications that the banking sector issues are stabilizing. As a result, the realization of cures became probable and were incorporated in the fourth quarter of 2010. Had we not, other-than-temporary impairment for 2010 would have been $12.7 million rather than $9.2 million. Refer to the “Investment Portfolio” discussion in the “Financial Condition” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Noninterest Expense

The components of noninterest expense for the three years ended December 31 follow:

	2010	2009	2008
	(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$84,988	$86,059	$83,507
Net occupancy expense	14,271	14,053	15,055
Furniture and equipment expense	12,568	12,085	11,976
Data processing expense	5,671	4,687	4,283
Pennsylvania shares tax expense	5,455	5,314	5,309
Intangible amortization	2,031	2,826	3,208
Collection and repossession expenses	4,430	5,010	2,546
Other professional fees and services	4,131	3,429	3,404
FDIC insurance	7,948	10,471	608
Other operating expenses	29,733	27,217	28,719

Total noninterest expense	$171,226	$171,151	$158,615

As a result of an expense reduction initiative that commenced in 2009 we were able to effectively manage noninterest expense as it remained flat at $171.2 million for both the year 2010 and the year 2009.

Compared to 2009, decreases were recognized in salaries and employee benefits, FDIC insurance and collection and repossession expense while increases were recognized as the result of the write-down of OREO property and increased data processing expense.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009 (Continued)

Noninterest Expense (Continued)

Salaries and employee benefits decreased $1.1 million, or 1%, primarily due to several expense reduction initiatives implemented in 2009 including reduction of incentive plans, more employee sharing of medical costs and reduced 401(k) plan contributions. Offsetting these decreases in 2010 was $1.9 million in severance expense recognized due to changes in staffing levels. Full time equivalent staff was 1,565 and 1,621 for the periods ended December 31, 2010 and 2009, respectively

Data processing expense increased $1.0 million or 21% and furniture and equipment expense increased $0.5 million, or 4%, both as a result of higher investments in technology solutions.

Pennsylvania shares tax expense was $5.5 million and $5.3 million at December 31, 2010 and 2009, respectively. The Pennsylvania shares tax is imposed annually on the book value of shares of banks and trust companies that conduct business in Pennsylvania. The book value is calculated using a six-year average of the book values of paid-in capital, surplus and undivided profits, with deductions for U.S. Government obligations, and beginning on January 1, 2008, goodwill from acquisitions after June 30, 2001. The current tax rate is 1.25 percent.

Collection and repossession expense totaled $4.4 million for the year 2010 and reflected a decrease of $0.6 million or 12% as compared to the year 2009. Despite the 2010 decrease, collection and repossession expense remains elevated because many of the collection and repossession expenses are associated with the commercial loan portfolio which experienced increased stress during 2009. Many of these loans are larger, complex relationships that take more time and expense to resolve, especially in the current credit environment.

FDIC insurance premiums decreased $2.5 million, or 24%, compared to 2009 due to the $2.9 million special assessment recorded in 2009.

Other operating expenses increased $2.5 million, or 9%, primarily due to a $2.2 million, or 11%, write-down to current fair value for an OREO property, which has a balance of $17.9 million as of December 31, 2010.

Income Tax

The provision for income taxes was $0.2 million in 2010 as a result of pretax income of $23.2 million as compared to an income tax benefit of $25.8 million in 2009 as a result of a pretax loss of $45.9 million.

The effective tax rate was 1% for the tax expense in 2010 and 56% for the tax benefit in 2009. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The consistent level of tax benefits that reduce our tax rate below the 35% statutory rate and the relatively low level of annual pretax income produced a low annual effective tax rate for 2010 and a greater tax benefit due to the level of pretax loss for 2009.

Financial Condition

First Commonwealth’s total assets decreased by $633.5 million in 2010. Loans decreased $418.4 million, or 9%, and investments decreased $205.5 million, or 17%. Several factors affected loan growth in 2010, including revised underwriting guidelines which limit geography and size for commercial loans, our goal to manage down large credit relationships, generally weak borrower demand and planned decreases in residential real estate loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Revised underwriting guidelines included less flexibility on exceptions and more robust monitoring for loan to value, cash flow coverage debt/equity and other credit quality measurement tools. Geographic limitations included restricting consumer and small business loans to Pennsylvania counties in which First Commonwealth had a branch or loan production office presence; commercial real estate and commercial loan markets were prescribed within a 250 mile radius of First Commonwealth’s headquarter location in Indiana, Pennsylvania. Loan limits of $15 million were established generally, with selected loan exposures occasionally permitted up to $25 million. The large exposures would include only the highest credit quality loans such as higher education institutions, high quality community development loans or highly rated Fortune 500 companies.

Loan volume declines were also influenced by our effort to manage down legacy large loan exposures. At December 31, 2009, loans in excess of $15 million included 62 loans totaling $1.5 billion; at December 31, 2010 this exposure was reduced by 13 loans and $330 million.

The recessionary environment also had an impact on the decline in loan volumes, particularly with commercial lines of credit. Reduced economic demand for goods and services generally lessened the financing demands for accounts receivable, inventory and finished goods. Commercial line of credit utilization decreased from 45% at December 31, 2009 to 35% at December 31, 2010. In addition, commercial real estate construction has been significantly depressed during this economic downturn and real estate correction cycle.

In 2005, First Commonwealth implemented a strategic decision to exit the residential mortgage business, satisfying customer requests for these loans through a third party referral relationship. As a result, the residential mortgage portfolio is projected to decline $80-$100 million annually, consistent with 2010, through regularly scheduled repayments and payoffs.

A strategy to deleverage the balance sheet contributed to the declines in the investment portfolio as well as planned reductions in the municipal securities portfolio. The declines in both loan and investment balances provided the liquidity necessary to implement a balance sheet deleveraging strategy which reduced the level of both short-term and long-term borrowings. The current interest rate environment has reduced the risk/reward on security leverage strategies.

First Commonwealth’s total liabilities decreased $744.4 million, or 13%, in 2010. Deposit growth of $82.1 million, or 2%, was offset by a decrease in short-term borrowings of $777.1 million, or 80% and a decrease in long-term debt of $70.0 million, or 41%. Deposit growth was a definitive strategy by First Commonwealth in 2010 in order to improve liquidity by reducing borrowings and to improve funding costs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio

Following is a summary of our loan portfolio as of December 31:

Loans by Classification

(dollars in thousands)

	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial, agricultural and other	$913,814	22%	$1,127,320	25%	$1,146,411	26%	$911,758	25%	$845,934	22%
Real estate-construction	261,482	6	428,744	9	528,841	12	213,272	6	97,082	3
Real estate-residential	1,127,273	27	1,202,386	26	1,199,819	27	1,232,886	33	1,342,105	35
Real estate-commercial	1,354,074	32	1,320,715	28	1,047,506	24	875,759	24	950,636	25
Loans to individuals	561,440	13	557,336	12	495,800	11	464,082	12	547,196	15
Net leases	0	0	0	0	0	0	62	0	864	0

Total loans and leases net of unearned income	$4,218,083		$4,636,501		$4,418,377		$3,697,819		$3,783,817

Total loans decreased $418.4 million, or 9%, in 2010. Contributing to the decline in loans was a $213.5 million, or 19% reduction in commercial, financial and agricultural loans, a $167.3 million, or 39% decrease in real estate-construction and a $75.1 million, or 6% decrease in real estate-residential. These decreases were slightly offset by increases in real estate—commercial of $33.4 million, or 3%, and a $4.1 million increase in loans to individuals.

Commercial, financial, agricultural and other loans total $913.8 million, or 22%, of the total loan portfolio and $777.7 million, or 85%, are located within Pennsylvania. Within this category, $25.0 million, or 3% of the loans are in nonperforming status.

Real estate—commercial loans total $1.4 billion or 32% of the total loan portfolio and $1.2 billion, or 90% of the category total, are located within Pennsylvania. Of the total real estate—commercial category, $43.6 million, or 4%, are in nonperforming status.

Total real estate—construction loans have decreased $167.3 million, or 39%, in 2010 as both a direct effort to reduce our exposure to this segment, and as a result of declining construction activity due to the state of the economy. This portfolio totals $261.5 million, or 6% of the total loan portfolio and includes $44.7 million, or 17% of the category total, in nonperforming loans. The majority of the construction properties are located within Pennsylvania, with 25% of the construction loans outside of Pennsylvania. At origination, the estimated disbursement for the construction process is reviewed, including taking into consideration weather delays, to ensure the adequacy of the interest reserve for the construction period. We review the projects regularly for the status of the construction, the amount of disbursements and to monitor the interest reserve. The typical period for a construction project is 18 – 24 months.

The majority of our loan portfolio is with borrowers located in Pennsylvania. As of December 31, 2010 and 2009, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio (Continued)

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2010 were as follows (dollars in thousands):

	Within One Year	One to 5 Years	After 5 Years	Total
Commercial and industrial	$619,395	$97,742	$79,261	$796,398
Real estate-construction (a)	146,778	72,815	41,889	261,482
Real estate-commercial	235,323	462,743	656,008	1,354,074
Other	23,831	22,006	71,579	117,416

Totals	$1,025,327	$655,306	$848,737	$2,529,370

Loans at fixed interest rates		$293,469	$185,268
Loans at variable interest rates		361,837	663,469

Totals		$655,306	$848,737

(a)	The maturity of real estate—construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the real estate—commercial category when the construction phase of the project is completed.

First Commonwealth has a regulatory established legal lending limit of $102.9 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management. During 2010, our internal maximum lending limit was increased from $15.0 million per loan to $25.0 million per loan and the total relationship limit was decreased from $50.0 million to $40.0 million. The per loan internal lending limit was increased in order to occasionally accommodate selected loans of high credit quality such as secondary education institutions, community development projects and rated Fortune 500 company loan syndications through our Corporate Finance division. As of December 31, 2010, we had 11 loans that exceeded $20.0 million, but less than $25.0 million, and 20 accounts that exceeded the $25.0 million level and six relationships that exceeded the $40.0 million relationship level.

One of the relationships which exceed the above mentioned internal lending limit is a $70.4 million relationship with a developer of apartments and residential developments. As of December 31, 2010, $9.8 million of this relationship was in nonperforming status as a result of recent cash flow problems. The borrower is in the process of providing additional collateral as well as liquidating several properties in order to pay down a portion of the outstanding loan balances. The success of this restructuring strategy is primarily dependent upon the borrower’s ability to successfully execute targeted sales of select properties and achieving projected lease cash flows on established rental projects.

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

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is typically

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Nonperforming Loans (Continued)

placed in nonaccrual status when principal and interest is 90 days or more delinquent or there is evidence of a significantly weakened financial condition of the borrower. Interest received on a nonaccrual loan is normally applied as a reduction to loan principal rather than interest income utilizing the cost recovery methodology of revenue recognition. During 2010, approximately $5.3 million in loan payments were applied to principal reduction. Past due loans are those loans which are contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection.

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized when a loss is probable and the amount is reasonably estimable.

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans at December 31:

Nonperforming and Impaired Assets and Effects

on Interest Income Due to Nonaccrual

(dollars in thousands)

	2010	2009	2008	2007	2006
Nonperforming Loans:
Loans on nonaccrual basis	$116,151	$147,937	$55,922	$54,119	$12,043
Troubled debt restructured loans	1,336	619	132	147	160

Total nonperforming loans	$117,487	$148,556	$56,054	$54,266	$12,203

Loans past due in excess of 90 days and still accruing	$13,203	$15,154	$16,189	$12,853	$13,051
Other real estate owned	$24,700	$24,287	$3,262	$2,172	$1,507
Loans outstanding at end of period	$4,218,083	$4,636,501	$4,418,377	$3,697,819	$3,783,817
Average loans outstanding	$4,467,338	$4,557,227	$4,084,506	$3,687,037	$3,707,233
Nonperforming loans as a percentage of total loans	2.79%	3.20%	1.27%	1.47%	0.32%
Provision for credit losses (year to date)	$61,552	$100,569	$23,095	$10,042	$11,544
Allowance for credit losses	$71,229	$81,639	$52,759	$42,396	$42,648
Net charge-offs (year to date)	$71,962	$71,689	$12,732	$10,294	$10,367
Net charge-offs as a percentage of average loans outstanding (annualized)	1.61%	1.57%	0.31%	0.28%	0.28%
Provision for credit losses as a percentage of net charge-offs	85.53%	140.29%	181.39%	97.55%	111.35%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.69%	1.76%	1.19%	1.15%	1.13%
Allowance for credit losses as a percentage of nonperforming loans	60.63%	54.96%	94.12%	78.13%	349.49%
Gross income that would have been recorded at original rates	$13,142	$7,645	$6,273	$4,134	$2,560
Interest that was reflected in income	30	13	9	9	10

Net reduction to interest income due to nonaccrual	$13,112	$7,632	$6,264	$4,125	$2,550

Nonperforming Securities:
Nonaccrual securities at market value	$15,823	$3,258	$0	$0	$0

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Nonperforming Loans (Continued)

The nonperforming loans as a percentage of total loans decreased from 3.2% at December 31, 2009 to 2.8% at December 31, 2010 primarily as a result of charge-offs of loans in 2010 that were classified as nonaccrual at December 31, 2009. Other real estate owned increased slightly by $0.4 million to $24.7 million at December 31, 2010 compared to $24.3 million at December 31, 2009.

Included in the nonperforming loans classification at December 31, 2009 was a $46.3 million unsecured line of credit to a western Pennsylvania real estate developer that had an $18.2 million specifically assigned allowance for credit losses. During 2010, a refinancing agreement was executed among the borrower and four financial institutions, including First Commonwealth. First Commonwealth also received an $8.0 million principal repayment on the loan and partially charged-off $15.4 million in the fourth quarter of 2010. These activities on the loan were the most significant factors in the reduction of nonaccrual loans and allowance for credit losses.

Also included in nonperforming loans are troubled debt restructured loans (“TDR’s”). TDR’s are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrow under similar terms not available in the market. The $0.7 million increase is primarily comprised of smaller balance loans where First Commonwealth is working with financially stressed borrowers during difficult economic times rather than proceeding with foreclosures and judgments that potentially increase the loss to First Commonwealth.

Net credit losses were $72.0 million for the year 2010 compared to $71.7 million in the year 2009. Real estate construction loans accounted for $41.5 million, or 58%, of the net credit losses, primarily due to a $34.2 million charge-off recorded on a loan for a Florida condominium project. Commercial, financial, agricultural and other loans accounted for $19.9 million, or 28%, of net credit losses primarily due to a $15.4 million charge-off related to a western Pennsylvania real estate developer as mentioned above. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Credit Risk” on page 49.

The most significant portion of the $24.7 million other real estate owned is a $17.9 million food processing plant and equipment that was added to other real estate owned in March 2009. During 2010, the plant operators and potential buyers defaulted on the lease arrangement and sales agreement resulting in a $2.2 million charge-down of the property to fair value and a $3.0 million partial charge-off on a $3.6 million operating line of credit. The property is currently not operating and is being marketed for sale.

Provision for credit losses as a percentage of net charge-offs decreased from 140% at December 31, 2009 to 86% at December 31, 2010 primarily as a result of providing allowance for credit losses for loans identified as troubled in 2009 that were subsequently charged-off, or partially charged-off in 2010.

The allowance for credit losses as a percentage of nonperforming loans remains relatively consistent at 61% and 55% at December 31, 2010 and 2009, respectively as a result of lower nonperforming loans and allowance for credit losses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Allowance for Credit Losses

Following is a summary of the allocation of the allowance for credit losses at December 31:

Allocation of the Allowance for Credit Losses

(dollars in thousands)

	2010	2009	2008	2007	2006
Commercial, industrial, financial, agricultural and other	$21,700	$31,369	$17,558	$16,885	$17,030
Real estate-construction	18,002	18,224	12,961	1,186	1,019
Real estate-commercial	16,913	17,526	9,424	12,565	13,529
Real estate-residential	5,454	5,847	4,347	4,780	4,064
Loans to individuals	4,215	4,731	4,195	2,650	3,063
Lease financing receivables	0	0	0	2	14
Unallocated	4,945	3,942	4,274	4,328	3,929

Total	$71,229	$81,639	$52,759	$42,396	$42,648

Allowance for credit losses as a percentage of end-of-period loans outstanding	1.69%	1.76%	1.19%	1.15%	1.13%

The allowance for credit losses decreased $10.4 million from $81.6 million at December 31, 2009 to $71.2 million at December 31, 2010. The allowance for credit losses as a percentage of end-of-period loans outstanding decreased from 1.76% at December 31, 2009 to 1.69% at December 31, 2010. The 2010 decrease in the allowance for credit losses was primarily attributable to a $44.1 million loan in Pennsylvania for which a $15.4 million charge off was recorded in 2010.

The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and nonaccrual trends, portfolio growth, net realizable value of collateral and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. For a description of the methodology used to calculate the allowance for credit losses, please refer to “Critical Accounting Policies and Significant Estimates—Allowance for Credit Losses.”

Management reviews the local and national economic information and industry data, including the trends in the industries we believe are indicative of higher risk to our portfolio, and an allocation is made to the allowance for credit losses based on this review, which is reflected in the “unallocated” line of the above table. Prior to 2008, there was also an unallocated portion of the allowance to account for any factors or conditions that may cause a probable credit loss that were not specifically identifiable or considered in the allowance for credit loss methodology. In 2008, management determined that the allocation made based upon the review of economic and industry data was sufficient to also account for any other factors that are not specifically identifiable. For years prior to 2008, the “unallocated” line of the above table includes both the allocation made by management based upon review of economic and industry data and the additional allocation that was made for items that were not specifically identifiable.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Investment Portfolio

Marketable securities that we hold in our investment portfolio, which are classified as “securities available-for-sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 21 “Fair Values of Assets and Liabilities,” $49.6 million of available-for-sale securities are classified as Level 3 assets because of inactivity in the market and therefore would not be considered a source of liquidity. As of December 31, 2010, securities available-for-sale had an amortized cost and fair value of $972.3 million and $967.7 million, respectively. Gross unrealized gains were $32.1 million and gross unrealized losses were $36.6 million.

The following is a schedule of the contractual maturity distribution of securities available-for-sale at December 31, 2010. There were no held-to-maturity securities in the investment portfolio as of December 31, 2010.

Maturity Distribution of Securities Available-for-Sale

At Amortized Cost

(dollar amounts in thousands)

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield*
Within 1 year	$7,317	$0	$0	$7,317	0.57%
After 1 but within 5 years	216,370	3,725	0	220,095	1.82%
After 5 but within 10 years	185,761	6,457	1,194	193,412	4.72%
After 10 years	430,489	36,993	78,812	546,294	4.29%

Total	$839,937	$47,175	$80,006	$967,118	3.79%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.
*	Yields are calculated on a taxable equivalent basis.

The decrease in average securities of $278.2 million in 2010 provided liquidity used to pay down both short-term and long-term borrowings. During 2010, the components of the investment portfolio with the largest decreases in amortized cost included $159.8 million of obligations of state and political subdivisions, $29.2 million of obligations of U.S. Government agencies and sponsored enterprises and $10.6 million of pooled trust preferred collateralized debt obligations. The decrease in obligations of state and political subdivisions is a result of maturity runoffs not reinvested and planned sales, both which were part of a strategy to mitigate future credit risk and improve our tax position. The pooled trust preferred portfolio decreased $10.6 million, primarily as a result of credit related other-than-temporary impairment.

Our investment portfolio includes $58.8 million in pooled trust preferred collateralized debt obligations. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.

See Note 8 “Securities Available-for-sale,” Note 9 “Securities Held-to-maturity,” Note 10 “Other Investments,” Note 11 “Impairment of Investment Securities,” and Note 21 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits

Total deposits increased $82.1 million, or 2%, in 2010, as noninterest-bearing deposits increased $65.7 million, or 10%, and savings deposits increased $159.8 million, or 7%. These increases were largely offset by a

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Deposits (Continued)

decline in time deposits of $131.1 million, or 8%, due to customer preferences in the current low interest rate environment for higher liquidity and reduced maturity terms and a decline in interest-bearing demand deposits of $12.4 million, or 11%. Time deposits in denominations of $100,000 or more decreased $5.4 million to $386.8 million in 2010 and represented 8% of total deposits at December 31, 2010. These deposits as of December 31, 2009 totaled $392.2 million and represented 9% of total deposits.

Time deposits of $100,000 or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

Maturity Distribution of Time Deposits of $100,000 or More

(dollars in thousands)

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Remaining Maturity:
3 months or less	$94,957	24%	$108,368	28%	$174,150	30%
Over 3 months through 6 months	65,560	17	74,746	19	123,589	21
Over 6 months through 12 months	60,658	16	65,760	17	156,553	27
Over 12 months	165,576	43	143,326	36	128,944	22

Total	$386,751	100%	$392,200	100%	$583,236	100%

Short-Term Borrowings and Long-Term Debt

Short-term borrowings decreased $771.1 million, or 80%, from $958.9 million as of December 31, 2009 to $187.9 million at December 31, 2010. Long-term debt decreased $70.0 million, or 25%, from $274.4 million at December 31, 2009 to $204.5 million at December 31, 2010. The decrease in both of these areas was part of a strategy to reduce investment portfolio leverage and was funded by decreases in the loan and investment portfolios as well as increased deposits. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 18 “Short-term Borrowings,” Note 19 “Subordinated Debentures” and Note 20 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below sets forth our contractual obligations to make future payments as of December 31, 2010. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

(dollars in thousands)	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
FHLB advances	20	$24,561	$55,449	$8,226	$6,521	$94,757
Subordinated debentures	19	0	0	0	105,750	105,750
ESOP loan	20	2,000	1,600	0	0	3,600
Operating leases	15	3,718	6,501	5,160	22,155	37,534

Total contractual obligations		$30,279	$63,550	$13,386	$134,426	$241,641

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The following sets forth our off-balance sheet commitments to extend credit, standby letters of credit and commercial letters of credit as of December 31, 2010:

(dollars in thousands)	Footnote Number Reference	Amount
Commitments to extend credit	14	$1,471,692
Standby letters of credit	14	143,488
Commercial letters of credit	14	20

Total lending-related commitments		$1,615,200

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2010, a reserve for probable losses of $1.5 million was recorded for unused commitments and letters of credit.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Proceeds from the maturity and redemption of investment securities totaled $562.1 million during 2010 and provided funds used to pay down borrowings in order to mitigate and better manage liquidity and interest rate risk. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2010 our borrowing capacity at the Federal Reserve related to this program was $639.2 million and there were no amounts outstanding. Additionally, as of December 31, 2010, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.4 billion and as of that date outstanding borrowings totaled $94.8 million. We can also raise cash through the sale of earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets. In the third quarter of 2010, we issued 18,543,750 shares of our common stock through a public stock offering, which resulted in gross proceeds of $86.2 million and increased our capital by $81.4 million after deducting underwriting discounts, commissions and offering expenses.

During the first quarter of 2010, we began participating in the Certificate of Deposit Account Registry Services (“CDARS”) program. In the second quarter of 2010, we expanded our participation in the CDARS program by participating in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2010, we obtained

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

$33.7 million in brokered CDARS certificates of deposits as part of an ALCO strategy to increase and diversify funding sources. The CDARS certificates of deposits provided reasonably cost funding alternatives with a weighted average rate of 0.47% and an average maturity term of 129 days as of December 31, 2010.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of December 30, 2010, nor has the line been utilized since its inception in May 2009. Additionally, we guarantee a $3.6 million ESOP loan. We are currently not meeting debt covenants for either of these agreements related to the level of nonperforming assets to total loans and for the ESOP loan we are not meeting other debt covenants related to return on average assets and the level of loan loss reserve to total loans. We are working with the lenders and expect to either obtain waivers or a modification for these covenants.

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

First Commonwealth’s long-term liquidity source is a large core deposit base and a strong capital position. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $82.1 million, or 2%, during 2010, and comprised 91% of total liabilities at December 31, 2010, as compared to 78% at December 31, 2009.

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

Market Risk (Continued)

loss of net market value of our equity, while maintaining adequate liquidity. Net interest income is increased by growing earning assets and the increasing difference between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Liquidity is measured by the ability to meet both depositors’ and credit customers’ requirements.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.79 and 0.72 at December 31, 2010 and 2009, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

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

Following is the gap analysis as of December 31, 2010 and 2009:

	2010
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,074,219	$190,558	$281,370	$2,546,147	$1,508,901	$163,035
Investments	84,338	108,385	150,515	343,238	416,109	255,820
Other interest-earning assets	4	0	0	4	0	0

Total interest-sensitive assets (ISA)	2,158,561	298,943	431,885	2,889,389	1,925,010	418,855

Certificates of deposit	278,610	247,766	404,315	930,691	537,518	11,648
Other deposits	2,431,106	0	0	2,431,106	0	0
Borrowings	287,883	141	288	288,312	63,943	40,104

Total interest-sensitive liabilities (ISL)	2,997,599	247,907	404,603	3,650,109	601,461	51,752

Gap	$(839,038)	$51,036	$27,282	$(760,720)	$1,323,549	$367,103

ISA/ISL	0.72	1.21	1.07	0.79	3.20	8.09
Gap/Total assets	14.23%	0.88%	0.46%	13.09%	22.77%	6.32%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Risk (Continued)

	2009
	(dollars in thousands)
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
Loans	$2,298,032	$166,057	$326,804	$2,790,893	$1,639,953	$205,655
Investments	140,836	106,357	135,379	382,572	552,411	286,840
Other interest-earning assets	327	0	0	327	0	0

Total interest-sensitive assets (ISA)	2,439,195	272,414	462,183	3,173,792	2,192,364	492,495

Certificates of deposit	266,221	252,528	473,039	991,788	605,442	13,676
Other deposits	2,283,648	0	0	2,283,648	0	0
Borrowings	1,085,158	13,460	55,223	1,153,841	37,864	40,476

Total interest-sensitive liabilities (ISL)	3,635,027	265,988	528,262	4,429,277	643,306	54,152

Gap	$(1,195,832)	$6,426	$(66,079)	$(1,255,485)	$1,549,058	$438,343

ISA/ISL	0.67	1.02	0.87	0.72	3.41	9.09
Gap/Total assets	18.55%	0.10%	1.03%	19.48%	24.03%	6.80%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

Net interest income change (12 months):

	-200	-100	100	200
	(dollars in thousands)
December 31, 2010	$(5,245)	$(1,143)	$1,341	$4,066
December 31, 2009	$(4,413)	$646	$(4,076)	$(3,489)

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 to 25 basis point range. Results of the 100 and 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. For the years 2010 and 2009, the cost of our interest-bearing liabilities averaged 1.30% and 1.68%, respectively and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.98% and 5.18%, respectively.

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

First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $1.5 million and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2010, five loans totaling $0.7 million were identified as troubled debt restructurings resulting in specific reserves of $0.3 million.

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

The allowance for credit losses was $71.2 million at December 31, 2010 or 1.69% of loans outstanding compared to 1.76% reported at December 31, 2009. The allowance for credit losses related to $148.6 million of nonperforming loans was $33.3 million at December 31, 2009. At December 31, 2010. the allowance for credit losses related to $117.5 million of nonperforming loans was $23.9 million.

The allowance for credit losses as a percentage of nonperforming loans was 61% at December 31, 2010 and 55% as of December 31, 2009. The allowance for credit losses includes specific allocations of $23.9 million related to nonperforming loans covering 20% of the total nonperforming balance at December 31, 2010. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk (Continued)

The following table provides information on net charge-offs and nonperforming loans by loan type as of December 31, 2010 (dollars in thousands):

	For Year Ended December 31, 2010			As of December 31, 2010
	Net Charge-offs	% of Total Net Charge-offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming	Nonperforming Loans as a % of Total Loans
Commercial, financial, agricultural and other	$19,884	27.63%	0.45%	$26,081	22.20%	0.62%
Real estate—construction	41,483	57.65	0.93	44,670	38.02	1.06
Real estate—residential	4,974	6.91	0.11	2,305	1.96	0.06
Real estate—commercial	2,303	3.20	0.05	44,371	37.77	1.05
Loans to individuals	3,318	4.61	0.07	60	0.05	0.00

Total loans, net of unearned income	$71,962	100.00%	1.61%	$117,487	100.00%	2.79%

As the above table illustrates, three categories of loans, commercial, financial, agricultural and other, real estate-construction, and real estate-commercial were a significant portion of the nonperforming loans as of December 31, 2010.

Commercial, financial, agricultural and other loans were 22% of total loans and 22% of total nonperforming loans. Of the $26.1 million nonperforming loans in this category, $20.7 million is related to a line of credit issued to a western Pennsylvania real estate developer. For the year 2010, net charge-offs for this category totaled $19.9 million, consisting primarily of a $15.4 million charge-off related to the previously mentioned loan.

Real estate-construction loans, which represent only 6% of total loans, were 58% of net charge-offs in 2010 and 38% of total nonperforming loans. Nonperforming real estate-construction loans totaled $44.7 million as of December 31, 2010, of which, $11.8 million related to two separate condominium projects in Florida, $9.6 million related to a student housing construction project in eastern Pennsylvania, $8.6 million for a residential lot development loan in central Pennsylvania and $8.6 million related to development for a Nevada resort.

Real estate-commercial loans, which represent 32% of total loans, were 38% of total nonperforming loans as of December 31, 2010. Nonperforming real estate-commercial loans totaled $44.4 million as of December 31, 2010, of which the largest portions relate to a $10.6 million loan for a waste management company based in Pennsylvania and a $10.0 million loan for an office building in western Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk (Continued)

The following table for real estate-construction, real estate-commercial and commercial, financial, agricultural and other loans shows the percentage of such loans at December 31, 2010 that had been generated in and out of Pennsylvania; the percentage of net charge-offs for the year 2010; and the percentage of nonperforming loans as of December 31, 2010 attributable to loans in and out of Pennsylvania:

	% of Loans In Category	% of Net Charge-offs In Category	% of Nonaccrual Loans In Category
Commercial, financial, agricultural and other
Loans in Pennsylvania	85%	110%	100%
Loans out of Pennsylvania	15%	(10)%	0%
Real estate—construction
Loans in Pennsylvania	75%	2%	49%
Loans out of Pennsylvania	25%	98%	51%
Real estate—commercial
Loans in Pennsylvania	90%	100%	83%
Loans out of Pennsylvania	10%	0%	17%

Results of Operations—2009 Compared to 2008

Summary of 2009 Results

In 2009, we recorded a net loss of $20.1 million or $0.24 per share, as compared to net income of $43.1 million or $0.58 per diluted share for the same period in 2008. The decrease in net income was primarily the result of a $77.5 million increase in the provision for credit losses as well as an increase of $23.2 million in other-than-temporary impairment losses. The higher provision was primarily related to commercial construction loans primarily outside of Pennsylvania in addition to one commercial and industrial loan in Pennsylvania. The other-than-temporary impairment losses resulted primarily from further credit deterioration of the company’s pooled trust preferred collateralized debt obligation portfolio. FDIC insurance costs increased $9.9 million as a result of increased assessment rates in addition to the special assessment of $2.9 million. Although we have experienced increased provision for credit losses and other-than-temporary impairment losses, we achieved growth in loans and deposits and remain well capitalized with sufficient liquidity.

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

Interest on deposits decreased $31.7 million due to the decline in rates paid which was partially offset by the increase in balances. The cost of interest-bearing deposits decreased 88 basis points as a result of the lower interest rate environment and improved deposit mix changes. Average interest-bearing demand and savings deposits increased $350.6 million, or 20%, and time deposits declined $263.5 million, or 13%. In 2009, loan growth was funded by deposit growth and wholesale borrowings providing for a lower cost than time deposits.

Interest expense on short-term borrowings decreased $10.6 million, or 72%, primarily as a result of the 152 basis point decline in rates paid for these borrowings, partially offset by the $261.9 million, or 34%, increase in average balances. Interest expense on long-term debt declined $9.9 million due to the $202.0 million decrease in average balances and the 18 basis point decrease in rate.

Net interest margin, on a fully taxable equivalent basis, for the year 2009 increased 14 basis points to 3.71% from 3.57% in 2008, primarily due to declines in the cost of interest-bearing liabilities.

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

Based on First Commonwealth’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report on management’s assessment which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

March 3, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 3, 2011

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

The Board of Directors and Shareholders

First Commonwealth Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2009, First Commonwealth Financial Corporation changed its methods of accounting for other-than-temporary impairments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of First Commonwealth Financial Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 3, 2011

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
	(dollars in thousands)
Assets
Cash and due from banks	$69,854	$89,232
Interest-bearing bank deposits	4	327
Securities available-for-sale, at fair value	967,715	1,133,856
Securities held-to-maturity, at amortized cost, (Fair value $0 in 2010 and $37,586 in 2009)	0	36,758
Other investments	48,859	51,431
Loans:
Portfolio loans	4,218,083	4,636,501
Allowance for credit losses	(71,229)	(81,639)

Net loans	4,146,854	4,554,862

Premises and equipment, net	66,981	70,742
Other real estate owned	24,700	24,287
Goodwill	159,956	159,956
Amortizing intangibles, net	5,376	7,407
Other assets	322,543	317,435

Total assets	$5,812,842	$6,446,293

Liabilities
Deposits (all domestic):
Noninterest-bearing	$706,889	$641,231
Interest-bearing	3,910,963	3,894,554

Total deposits	4,617,852	4,535,785
Short-term borrowings	187,861	958,932
Subordinated debentures	105,750	105,750
Other long-term debt	98,748	168,697

Total long-term debt	204,498	274,447

Other liabilities	52,854	38,318

Total liabilities	5,063,065	5,807,482
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,515,079 shares issued and 104,846,194 shares outstanding at December 31, 2010; 200,000,000 shares authorized, 86,600,431 shares issued and 85,151,875 shares outstanding at December 31, 2009	105,515	86,600
Additional paid-in capital	366,488	301,523
Retained earnings	291,492	278,887
Accumulated other comprehensive loss, net	(2,458)	(6,045)
Treasury stock (668,885 and 1,448,556 shares at December 31, 2010 and 2009, respectively, at cost)	(7,660)	(16,554)
Unearned ESOP shares	(3,600)	(5,600)

Total shareholders’ equity	749,777	638,811

Total liabilities and shareholders’ equity	$5,812,842	$6,446,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$225,062	$232,030	$251,546
Interest and dividends on investments:
Taxable interest	37,915	50,591	60,556
Interest exempt from federal income taxes	5,216	10,445	13,143
Dividends	73	208	2,339
Interest on federal funds sold	0	0	2
Interest on bank deposits	94	7	10

Total interest income	268,360	293,281	327,596

Interest Expense
Interest on deposits	49,845	69,802	101,517
Interest on short-term borrowings	1,948	4,216	14,828
Interest on subordinated debentures	5,593	6,170	7,567
Interest on other long-term debt	4,213	6,583	15,086

Total interest on long-term debt	9,806	12,753	22,653

Total interest expense	61,599	86,771	138,998

Net Interest Income	206,761	206,510	188,598
Provision for credit losses	61,552	100,569	23,095

Net Interest Income after Provision for Credit Losses	145,209	105,941	165,503

Noninterest Income
Change in fair value on impaired securities	(2,560)	(72,574)	(13,011)
Non-credit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)	(6,633)	36,389	0

Net impairment losses	(9,193)	(36,185)	(13,011)
Net securities gains	2,422	273	1,517
Trust income	5,897	4,805	5,639
Service charges on deposit accounts	16,968	17,440	18,558
Insurance and retail brokerage commissions	6,369	7,259	5,297
Income from bank owned life insurance	5,331	4,442	5,523
Card related interchange income	10,459	8,559	7,609
Other income	10,981	12,732	11,699

Total noninterest income	49,234	19,325	42,831
Noninterest Expense
Salaries and employee benefits	84,988	86,059	83,507
Net occupancy expense	14,271	14,053	15,055
Furniture and equipment expense	12,568	12,085	11,976
Data processing expense	5,671	4,687	4,283
Pennsylvania shares tax expense	5,455	5,314	5,309
Intangible amortization	2,031	2,826	3,208
Collection and repossession expenses	4,430	5,010	2,546
Other professional fees and services	4,131	3,429	3,404
FDIC insurance	7,948	10,471	608
Other operating expenses	29,733	27,217	28,719

Total noninterest expense	171,226	171,151	158,615

Income (Loss) before income taxes	23,217	(45,885)	49,719
Income tax provision (benefit)	239	(25,821)	6,632

Net Income (Loss)	$22,978	$(20,064)	$43,087

Average Shares Outstanding	93,197,225	84,589,780	74,477,795
Average Shares Outstanding Assuming Dilution	93,199,773	84,589,780	74,583,236
Per Share Data:
Basic Earnings (Loss) Per Share	$0.25	$(0.24)	$0.58
Diluted Earnings (Loss) Per Share	$0.25	$(0.24)	$0.58
Cash Dividends Declared per Common Share	$0.06	$0.18	$0.68

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2009	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Comprehensive income
Net income			22,978				22,978
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period				(5,446)			(5,446)
Non-credit related gains (losses) on securities not expected to be sold				4,312			4,312
Reclassification adjustment for losses on securities included in net income				4,434			4,434
Unrealized gains for postretirement obligations:
Transition obligation				1			1
Net gain				286			286

Total other comprehensive income							3,587

Total comprehensive income							26,565
Cash dividends declared ($0.06 per share)			(5,306)				(5,306)
Net decrease in unearned ESOP shares						2,000	2,000
ESOP market value adjustment ($1,008, net of $352 tax benefit)		(656)					(656)
Discount on dividend reinvestment plan purchases		(33)					(33)
Treasury stock acquired					(9)		(9)
Treasury stock reissued		656	(4,899)		8,491		4,248
Restricted stock			(168)		412		244
Common stock issued	18,915	64,998					83,913

Balance at December 31, 2010	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption of FASB ASC Topic 320-10-65 ($6,497, net of $2,274 tax)			4,223	(4,223)

Balance at January 1, 2009	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net loss			(20,064)				(20,064)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period				19,848			19,848
Non-credit related gains (losses) on securities not expected to be sold				(23,653)			(23,653)
Reclassification adjustment for losses on securities included in net loss				23,378			23,378
Unrealized gains for postretirement obligations:
Transition obligation				1			1
Net loss				(127)			(127)

Total other comprehensive income							19,447

Total comprehensive income							(617)
Cash dividends declared ($0.18 per share)			(15,219)				(15,219)
Net decrease in unearned ESOP shares						2,000	2,000
ESOP market value adjustment ($848, net of $297 tax benefit)		(551)					(551)
Discount on dividend reinvestment plan purchases		(369)					(369)
Tax benefit of stock options exercised		149					149
Treasury stock acquired					(18)		(18)
Treasury stock reissued		(707)			1,191		484
Restricted stock		(7)			180		173

Balance at December 31, 2009	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$75,100	$206,889	$319,246	$(147)	$(22,700)	$(9,600)	$568,788
Cumulative effect from adoption of FASB ASC Topic 715-60 ($1,500, net of $500 tax)			(984)				(984)

Balance at January 1, 2008	75,100	206,889	318,262	(147)	(22,700)	(9,600)	567,804
Comprehensive income
Net income			43,087				43,087
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period				(29,041)			(29,041)
Reclassification adjustment for losses on securities included in net income				7,521			7,521
Unrealized gains for postretirement obligations:
Transition obligation				1			1
Net gain				397			397

Total other comprehensive loss							(21,122)

Total comprehensive income							21,965
Cash dividends declared ($0.68 per share)			(51,402)				(51,402)
Net decrease in unearned ESOP shares						2,000	2,000
ESOP market value adjustment ($338, net of $118 tax benefit)		(220)					(220)
Discount on dividend reinvestment plan purchases		(916)					(916)
Tax benefit of stock options exercised		184					184
Treasury stock reissued		(279)			4,639		4,360
Restricted stock		20			154		174
Capital Issuance	11,500	97,330					108,830

Balance at December 31, 2008	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Operating Activities
Net income (loss)	$22,978	$(20,064)	$43,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	61,552	100,569	23,095
Deferred tax benefit	(4,671)	(29,108)	(7,436)
Depreciation and amortization	10,707	9,806	10,398
Net losses on securities and other assets	8,948	35,421	10,901
Net amortization (accretion) of premiums and discounts on securities	212	(232)	38
Net amortization of premiums and discounts on long-term debt	(807)	(2,059)	(3,956)
Income from increase in cash surrender value of bank owned life insurance	(5,331)	(4,442)	(5,523)
Decrease in interest receivable	4,188	3,812	2,589
Decrease in interest payable	(966)	(2,568)	(7,264)
Increase (decrease) in income taxes payable	1,983	(2,534)	532
Decrease (increase) in prepaid FDIC insurance	7,273	(25,918)	(66)
Other-net	4,804	(5,449)	2,387

Net cash provided by operating activities	110,870	57,234	68,782
Investing Activities
Transactions with securities held-to-maturity:
Proceeds from maturities and redemptions	14,376	14,423	21,067
Transactions with securities available-for-sale:
Proceeds from sales	28,573	7,589	20,064
Proceeds from maturities and redemptions	547,761	414,032	404,883
Purchases	(387,135)	(211,467)	(313,592)
Proceeds from sales of other assets	8,778	9,070	8,186
Net decrease (increase) in loans	335,165	(317,932)	(740,596)
Purchases of premises and equipment	(4,886)	(6,655)	(12,094)

Net cash provided by (used in) investing activities	542,632	(90,940)	(612,082)
Financing Activities
Net (decrease) increase in federal funds purchased	(92,200)	(63,600)	109,800
Net (decrease) increase in other short-term borrowings	(678,871)	(117,205)	675,979
Net increase (decrease) in deposits	82,197	255,671	(66,516)
Repayments of other long-term debt	(117,142)	(13,139)	(289,300)
Proceeds from issuance of other long-term debt	50,000	2,403	36,310
Proceeds from issuance of common stock	83,913	0	108,830
Discount on dividend reinvestment plan purchases	(33)	(369)	(916)
Dividends paid	(5,306)	(29,677)	(49,375)
Proceeds from reissuance of treasury stock	4,248	484	4,360
Purchase of treasury stock	(9)	(18)	0
Stock option tax benefit	0	149	184

Net cash (used in) provided by financing activities	(673,203)	34,699	529,356

Net (decrease) increase in cash and cash equivalents	(19,701)	993	(13,944)
Cash and cash equivalents at January 1	89,559	88,566	102,510

Cash and cash equivalents at December 31	$69,858	$89,559	$88,566

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of First Commonwealth previously defined above. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements for 2009 and 2008 to conform to the classifications presented for 2010.

Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as other assets. Earnings on these investments are reflected in “Other income” on the Consolidated Statements of Operation, as appropriate, in the period earned.

First Commonwealth’s variable interest entities (“VIEs”) are evaluated under the guidance included in ASU 2009-17. These VIEs include qualified affordable housing projects that First Commonwealth has invested in as part of its community reinvestment initiatives. We periodically assess whether or not our variable interests in these VIEs, based on qualitative analysis, provide us with a controlling interest in the VIE. The analysis includes an assessment of the characteristics of the VIE. We do not have a controlling financial interest in the VIE, which would require consolidation of the VIE, as we do not have the following characteristics: (1) the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 1—Statement of Accounting Policies (Continued)

Securities (Continued)

of discount on a level yield basis. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses that are not related to impairment excluded from earnings and reported as a component of other comprehensive income, which is included in shareholders’ equity, net of deferred taxes.

First Commonwealth has securities classified as either held-to-maturity or available-for-sale and does not engage in trading activities. First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on the equity securities.

First Commonwealth conducts a comprehensive review of the investment portfolio on a quarterly basis to determine whether other-than-temporary impairment has occurred. Issuer-specific securities whose market values have fallen below their book values are initially selected for more in-depth analysis based on the percentage decline in value and duration of the decline. Issuer-specific securities include obligations of U.S. Government agencies and sponsored enterprises, single issue trust preferred securities, corporate debentures and obligations of states and political subdivisions. Further analysis of these securities could include a review of research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes and any other relevant information pertaining to the affected security. Pooled trust preferred collateralized debt obligations are measured by evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the pooled trust preferred collateralized debt obligations valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage tests and events of default/liquidation. Based on this review, a determination is made on a case by case basis as to a potential impairment. Declines in the fair value of individual securities below their cost that are not expected to be recovered will result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as impairment losses.

Loans

Loans are carried at the principal amount outstanding. Unearned income on installment loans and leases is taken into income on a declining basis, which results in an approximate level rate of return over the life of the loan or the lease. Interest is accrued as earned.

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

Years Ended December 31, 2010, 2009 and 2008

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

For loans other than those that First Commonwealth expects repayment through liquidation of the collateral, when the remaining recorded investment in the impaired loan is less than or equal to the present value of the expected cash flows, income is applied as a reduction to loan principal rather than interest income.

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

Loan type balances presented for December 31, 2009 and 2008 were reclassified from those previously disclosed in order to more consistently categorize loans based on collateral rather than purpose and to be more consistent with regulatory definitions. In addition, the allocation of the allowance for credit losses and the provision for credit losses, were in turn, reallocated to be consistent with the reclassification of loan balances.

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

Years Ended December 31, 2010, 2009 and 2008

Note 1—Statement of Accounting Policies (Continued)

Other Real Estate Owned

Real estate, other than bank premises, is recorded at the lower of cost or fair value less selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property, net of rental income, are generally charged against earnings in the current period. Depreciation is not recorded on the other real estate owned properties.

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

Classified loans on the watch list, which include OAEM, substandard, doubtful, and impaired, are analyzed to determine the level of probable loss in the credits under current circumstances. The probable loss that is established for these classified loans is based on careful analysis of the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Watch list loans are managed and monitored by assigned account officers within the special assets area of First Commonwealth in conjunction with supervision by senior management. A reserve is established for watch list loans that are classified.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

The allowance uses historical charge-off trends to estimate probable unconfirmed losses based on charge-off history for the greater of the eight most recent quarters or the twenty most recent quarters. The loss emergence periods, which is the average time period from when a loan becomes delinquent until it is charged off, are calculated for each loan type and applied to the historical loss percentages. Adjusted historical loss experience percentages are applied to non-classified loans from the watch list, as well as all other loans not on the watch list, to obtain the portion of the allowance for credit losses which is based on historical trends. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.

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

Allowance for Off-Balance Sheet Credit Exposures

First Commonwealth maintains an allowance for off-balance sheet credit exposure at a level deemed sufficient to absorb losses that are inherent to off-balance sheet credit risk. Management determines the adequacy of the allowance on a quarterly basis charging the provision against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The company’s methodology for assessing the appropriateness of the allowance for off-balance sheet credit exposure consists of analysis of historical usage trends as well as loss history and probability of default rates related to the off-balance sheet category. The calculation begins with historical usage trends related to lines of credit as well as letters of credit and then utilizes those figures to determine the probable usage of available lines. These values are then adjusted by a determined probability of default as well as a loss given default. This amount is adjusted quarterly and reported as part of other operating expenses on the Consolidated Statements of Operations.

Bank Owned Life Insurance

First Commonwealth purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Operations. The cash surrender value of bank owned life insurance is reflected in “Other Assets” on the Consolidated Statements of Financial Condition in the amount of $162.2 million and $156.9 million at December 31, 2010 and 2009, respectively. Under some of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 1—Statement of Accounting Policies (Continued)

Bank Owned Life Insurance (Continued)

these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.1 million and $2.9 million as of December 31, 2010 and 2009, respectively, and is reflected in “Other Liabilities” on the Consolidated Statements of Financial Condition.

The accounting treatment for these policies, which was issued under FASB ASC Topic 715, “Compensation—Retirement Benefits” was effective for fiscal years beginning after December 15, 2007. As permitted by FASB ASC Topic 715, First Commonwealth recognized this change in accounting principle as of January 1, 2008, through a cumulative-effect charge to retained earnings totaling $1 million. See Note 2 “New Accounting Pronouncements” for additional information relating to FASB ASC Topic 715.

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

Years Ended December 31, 2010, 2009 and 2008

Note 1—Statement of Accounting Policies (Continued)

Accounting for the Impairment of Long-Lived Assets (Continued)

recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the extent or manner in which an asset is used. If there is an indication that the carrying amount of an asset may not be recoverable, future undiscounted cash flows expected to result from the use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair value of the asset. Long-lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell. Depreciation or amortization is discontinued on long-lived assets classified as held for sale.

Income Taxes

First Commonwealth records taxes in accordance with the asset and liability method of FASB ASC Topic 740, “Income Taxes,” whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are more likely than not expected to be realized based upon available evidence. In accordance with FASB ASC Topic 740, interest or penalties incurred for taxes will be recorded as a component of noninterest expense.

Comprehensive Income Disclosures

“Other Comprehensive Income” (comprehensive income, excluding net income) includes the after tax effect of changes in unrealized holding gains and losses on available-for-sale securities, and changes in the funded status of defined benefit postretirement plans. Comprehensive income is reported in the accompanying Consolidated Statements of Changes in Shareholders’ Equity, net of tax.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Employee Stock Ownership Plan

Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 25 “Unearned ESOP Shares” follows FASB ASC Topic 718, “Compensation—Stock Compensation” for ESOP shares acquired after December 31, 1992 (“new shares”). First Commonwealth’s ESOP borrowed funds are guaranteed by First Commonwealth. The ESOP shares purchased subject to the debt guaranteed by First Commonwealth are recorded as a reduction of common shareholders’ equity by recording unearned ESOP shares. Shares are committed to be released to the ESOP Trust for allocation to plan participants through loan payments. As the shares are committed to be released, the unearned ESOP shares account is credited for the average cost of the shares collateralizing the ESOP borrowed funds. Compensation cost is recognized for these shares in accordance with the provisions of FASB ASC Topic 718 and is based upon the fair market value of the shares that are committed to be released. Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP.

Dividends on unallocated ESOP shares are used for debt service and are reported as a reduction of debt and accrued interest payable.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 1—Statement of Accounting Policies (Continued)

Employee Stock Ownership Plan (Continued)

Dividends on allocated ESOP shares are charged to retained earnings and allocated or paid to the plan participants. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

Derivatives and Hedging Activities

First Commonwealth accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. First Commonwealth recognizes all derivatives as either assets or liabilities on the Statements of Financial Condition and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.

Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2010, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 7 “Derivatives” for a description of these instruments.

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

•

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 securities include U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain equity securities, FHLB stock, interest rate derivatives that include interest rate swaps, risk participation agreements and foreign currency contracts, certain other real estate owned and certain impaired loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 1—Statement of Accounting Policies (Continued)

Fair Value Measurements (Continued)

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select Obligations of States and Political Subdivisions, corporate securities, pooled trust preferred collateralized debt obligations, nonmarketable equity investments and certain impaired loans.

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

Note 2—New Accounting Pronouncements

FASB ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets” makes several significant amendments to FASB ASC Topic 860, “Transfers and Servicing” including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance became effective for fiscal years beginning after November 15, 2009. First Commonwealth adopted the new guidance under FASB ASU No. 2009-16 on January 1, 2010. The adoption did not have a material impact on First Commonwealth’s financial condition or results of operations. The required disclosures have been made in this Form 10-K.

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

In January 2010, FASB issued FASB ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.” The ASU revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 2—New Accounting Pronouncements (Continued)

basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. We adopted these new disclosure requirements during the first quarter of 2010, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted in the first quarter, the adoption of this standard did not have an impact on First Commonwealth’s financial condition or results of operations. Management does not believe that the adoption of the remaining portion of the ASU will have an impact on First Commonwealth’s financial condition or results of operations.

In February 2010, FASB issued FASB ASU No. 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” The ASU establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers. Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place. Only the disclosure is affected. The ASU also removes the requirement to make subsequent events disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change.

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

In December 2010, FASB issued ASU No. 2010-28, “Intangibles, Goodwill and Other (Topic 350),” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In order to determine this, an entity should consider whether any adverse qualitative factors indicating that impairment may exist. These factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Management does not believe the adoption of this ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 2—New Accounting Pronouncements (Continued)

In December 2010, FASB issued ASU No. 2010-29, “Business Combinations (Topic 805),” which specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) completed during the current year occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands supplemental pro forma disclosures under ASU Topic 805 to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management does not believe the adoption of this ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

In January 2011, FASB issued ASU No. 2011-01, “Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of disclosures about troubled debt restructurings as required by Update No. 2010-20 for public entities in order to allow FASB to complete deliberations on what constitutes troubled debt restructuring. At that point, the effective date for such disclosures and guidance for determining what constitutes troubled debt restructurings will be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Management does not believe the adoption of this ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

In July 2010, FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Only disclosures are affected. The adoption of the ASU will not have a material impact on First Commonwealth’s financial condition or results of operations. The required disclosures have been made in this Form 10-K.

In August 2010, FASB issued ASU No. 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” This ASU provides guidance on the accounting for noncontrolling interests in subsidiaries as well as the financial reporting required relating to the noncontrolling interests. The requirements described in this update do not require any additional disclosures and are effective for all reporting periods ending subsequent to August 2, 2010. The adoption of the ASU did not have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8. Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 3—Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity:

	December 31, 2010			December 31, 2009			December 31, 2008
	(dollars in thousands)
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	$(8,377)	$2,931	$(5,446)	$30,535	$(10,687)	$19,848	$(44,679)	$15,638	$(29,041)
Losses realized in net income (loss)	6,822	(2,388)	4,434	35,965	(12,587)	23,378	11,571	(4,050)	7,521
Non-credit related gains (losses) on securities not expected to be sold	6,633	(2,321)	4,312	(36,389)	12,736	(23,653)	0	0	0
Unrealized gains for post-retirement obligations:
Transition obligation	2	(1)	1	2	(1)	1	2	(1)	1
Net (loss) gain	440	(154)	286	(195)	68	(127)	611	(214)	397

Net unrealized gains (losses)	5,520	(1,933)	3,587	29,918	(10,471)	19,447	(32,495)	11,373	(21,122)

Other comprehensive income (loss)	$5,520	$(1,933)	$3,587	$29,918	$(10,471)	$19,447	$(32,495)	$11,373	$(21,122)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 4—Supplemental Cash Flow Disclosures

	2010	2009	2008
	(dollars in thousands)
Cash paid during the year for:
Interest	$63,501	$91,267	$142,176
Income taxes	2,516	5,100	13,500
Non-cash investing and financing activities:
ESOP loan reductions	$2,000	$2,000	$2,000
Loans transferred to other real estate owned and repossessed assets	11,987	29,503	8,198
Loans sold, not settled	0	4,234	0
Gross decrease (increase) in market value adjustment to securities available-for-sale	5,088	30,111	(33,108)
Transfer of securities from held-to-maturity to available-for-sale	22,433	0	0

Note 5—Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2010	2009	2008
Weighted-average common shares outstanding	94,388,523	86,600,431	76,891,415
Average treasury stock shares	(828,523)	(1,533,228)	(1,792,018)
Average unearned ESOP shares	(319,726)	(446,211)	(578,082)
Average unearned nonvested shares	(43,049)	(31,212)	(43,520)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	93,197,225	84,589,780	74,477,795

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	0	0	1,401
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,548	0	104,040

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	93,199,773	84,589,780	74,583,236

Net income (loss)	22,978,000	(20,064,000)	43,087,000

At December 31, 2010, there were options to purchase 610,594 shares of common stock outstanding, at a price ranging from $6.36 per share to $14.55 per share and common stock equivalents outstanding of 17,370 shares at a price ranging from $5.70 to $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2009, there were options to purchase 728,552 shares of common stock outstanding, at a price ranging from $5.29 per share to $14.55 per share and common stock equivalents outstanding of 20,103 shares at a price ranging from $10.95 to $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At December 31, 2008, there were options to purchase 375,567 shares of common stock outstanding, at a price ranging from $11.56 per share to $14.55 per share and common stock equivalents outstanding of 23,334 shares at a price $10.95 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 6—Cash and Due From Banks on Demand

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts (checking accounts, NOW accounts, etc.). Reserves are maintained in the form of vault cash or a noninterest-bearing balance held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $37.2 million during 2010 and $2.3 million during 2009 with the Federal Reserve Bank.

Note 7—Derivatives

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

A liability of $724 thousand was recorded for credit risk on an aggregate notional amount outstanding of $180.4 million for interest rate derivatives and $125.7 million for risk participation agreements at December 31, 2010. The fair value of our derivatives is included in a table in Note 21 “Fair Values of Assets and Liabilities” in the line items “Other Assets” and “Other Liabilities.”

The table below presents the amount representing the change in value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Operations:

	For Years Ended December 31,
	2010	2009	2008
	(dollar amounts in thousands)
Non-hedging interest rate derivatives:
Increase/(Decrease) in other income	$141	$(661)	$(205)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 8—Securities Available-for-Sale

Below is an analysis of the amortized cost and fair values of securities available-for-sale at December 31 (dollars in thousands):

	2010				2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities- Residential	$36,719	$3,874	$0	$40,593	$44,357	$2,995	$0	$47,352
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage Backed Securities- Residential	618,454	26,513	(2,986)	641,981	749,417	28,665	(289)	777,793
Mortgage Backed Securities - Commercial	233	1	(1)	233	281	1	(6)	276
Other Government-Sponsored Enterprises	184,531	225	(869)	183,887	75,000	147	(172)	74,975
Obligations of States and Political Subdivisions	47,175	644	0	47,819	170,278	3,476	(897)	172,857
Corporate Securities	21,226	494	(344)	21,376	22,545	52	(3,767)	18,830
Pooled Trust Preferred Collateralized Debt Obligations	58,780	16	(32,444)	26,352	69,374	0	(39,644)	29,730

Total Debt Securities	967,118	31,767	(36,644)	962,241	1,131,252	35,336	(44,775)	1,121,813
Equities	5,137	337	0	5,474	12,231	218	(406)	12,043

Total Securities Available- for-Sale	$972,255	$32,104	$(36,644)	$967,715	$1,143,483	$35,554	$(45,181)	$1,133,856

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 30 years and have an anticipated average life to maturity ranging from less than one year to approximately eight years. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to monitor the potential effects on earnings and interest rate risk positions.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 8—Securities Available-for-Sale (Continued)

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below:

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within 1 year	$7,123	$7,131
Due after 1 but within 5 years	181,133	180,648
Due after 5 but within 10 years	7,650	7,997
Due after 10 years	115,806	83,658

	311,712	279,434
Mortgage Backed Securities (a)	655,406	682,807

Total Debt Securities	$967,118	$962,241

(a)	Mortgage Backed Securities include an amortized cost of $37 million and a fair value of $41 million for Obligations of U.S. Government agencies issued by Ginnie Mae. Obligations of U.S. Government-sponsored enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $618 million and a fair value of $642 million.

Gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available-for-sale were as follows:

	For Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Sales transactions:
Gross gains	$2,892	$15	$1,343
Gross losses	(790)	0	0

	2,102	15	1,343

Maturities and impairment:
Gross gains	270	205	97
Gross losses	0	0	0
Other-than-temporary impairment	(9,193)	(36,185)	(13,011)

	(8,923)	(35,980)	(12,914)

Net impairment and securities losses	$(6,821)	$(35,965)	$(11,571)

Securities available-for-sale with an approximate fair value of $660 million and $637 million were pledged as of December 31, 2010 and 2009, respectively, to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 9—Securities Held-to-Maturity

There were no held-to-maturity debt securities as of December 31, 2010. Below is an analysis of the amortized cost and fair values of debt securities held-to-maturity at December 31, 2009 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. Government Agencies:
Mortgage Backed Securities—Residential	$29	$3	$0	$32
Obligations of U.S. Government—Sponsored Enterprises:
Mortgage Backed Securities—Residential	89	7	0	96
Obligations of States and Political Subdivisions	36,640	912	(94)	37,458

Total Securities Held-to-Maturity	$36,758	$922	$(94)	$37,586

There were no sales of securities held-to-maturity in 2010, 2009 or 2008.

Securities held-to-maturity with an amortized cost of $37 million were pledged at December 31, 2009 to secure public deposits and for other purposes required or permitted by law.

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

Note 10—Other Investments

As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2010 and December 31, 2009, our FHLB stock totaled $48.9 million and $51.4 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 10—Other Investments (Continued)

excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. On October 29, 2010, the FHLB resumed the repurchase of excess stock from its members by repurchasing the lesser of 5% of the members’ total capital stock outstanding or its total excess capital stock. As a result, $2.5 million of the stock owned by the Company was repurchased by FHLB in the fourth quarter. On February 22, 2011, the FHLB announced that it will repurchase additional stock. As a result, $2.4 million of the $48.9 million in stock owned by the Company at December 31, 2010 was repurchased by the FHLB. Decisions regarding any future repurchases of excess capital stock will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-Q for the period ended September 30, 2010 filed with the SEC on November 9, 2010.

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 11—Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). In 2010, we recorded $9.2 million in other-than-temporary impairment charges. These charges include $8.7 million in credit related other-than-temporary impairment on eight trust preferred collateralized debt obligations, $0.4 million recorded on three equity securities and $0.1 million on six municipal securities. Additionally, $6.6 million in non-credit related losses on securities that were determined to be impaired in the current or any previous periods was recorded in OCI on our trust preferred collateralized debt obligations. All of the securities for which other-than-temporary impairment was recorded were classified as available-for-sale securities.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 11—Impairment of Investment Securities (Continued)

securities. Therefore, the cumulative effect adjustment to retained earnings totaled $6.5 million, or $4.2 million net of tax on January 1, 2009.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Consolidated Statement of Operations, the “Change in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Non-credit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)” line represents the gains and losses on the securities resulting from factors other than credit. The non-credit related gain or loss is disclosed in the Consolidated Statement of Operations and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total noninterest income for the related period.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments—Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 21 “Fair Values of Assets and Liabilities” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 11—Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and fair values at December 31, 2010 by investment category and time frame for which the securities have been in a continuous unrealized loss position (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government— Sponsored Enterprises:
Mortgage Backed Securities— Residential	$105,304	$(2,986)	$0	$0	$105,304	$(2,986)
Mortgage Backed Securities— Commercial	182	(1)	0	0	182	(1)
Other Government—Sponsored Enterprises	126,531	(869)	0	0	126,531	(869)
Corporate Securities	4,482	(73)	5,827	(271)	10,309	(344)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,286	(32,444)	26,286	(32,444)
Obligations of State and Political Subdivisions	0	0	0	0	0	0

Total Debt Securities	236,499	(3,929)	32,113	(32,715)	268,612	(36,644)
Equities	0	0	0	0	0	0

Total Securities	$236,499	$(3,929)	$32,113	$(32,715)	$268,612	$(36,644)

At December 31, 2010, 11% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. Pooled trust preferred collateralized debt obligations accounted for 89% and corporate fixed income comprised less than one percent.

Corporate securities had a total unrealized loss of $0.3 million as of December 31, 2010. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large regional banks. As of December 31, 2010, our single issue trust preferred securities had both an amortized cost and an estimated fair value of $20.0 million, while our corporate debentures had a book value of $1.2 million and a fair value of $1.3 million. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 11—Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and fair values at December 31, 2009 for both available-for-sale and held-to-maturity securities by investment category and time frame for which the securities had been in a continuous unrealized loss position outstanding (dollars in thousands):

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government— Sponsored Enterprises:
Mortgage Backed Securities— Residential	$35,202	$(286)	$307	$(3)	$35,509	$(289)
Mortgage Backed Securities— Commercial	169	(5)	43	(1)	212	(6)
Other Government—Sponsored Enterprises	49,828	(172)	0	0	49,828	(172)
Corporate Securities	5,070	(641)	12,521	(3,126)	17,591	(3,767)
Pooled Trust Preferred Collateralized Debt Obligations	4,985	(3,698)	24,745	(35,946)	29,730	(39,644)
Obligations of State and Political Subdivisions	25,832	(150)	21,154	(841)	46,986	(991)

Total Debt Securities	121,086	(4,952)	58,770	(39,917)	179,856	(44,869)
Equities	1,476	(402)	46	(4)	1,522	(406)

Total Securities	$122,562	$(5,354)	$58,816	$(39,921)	$181,378	$(45,275)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 11—Impairment of Investment Securities (Continued)

The following table provides additional information related to our corporate securities as of December 31, 2010:

Corporate Securities

(Single Issue Trust Preferred Securities and Corporate Debentures)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Book Value	Fair Value	Unrealized Gain (Loss)	Current Moody’s/ Fitch Issuer Ratings
BP Bank America Inst	Bank of America Corp	$1,022	$978	$(44)	Baa3/BBB-
BP MBNA Capital	Bank of America Corp	1,025	1,030	5	Baa3/BBB-
NB Capital Trust II	Bank of America Corp	3,068	3,057	(11)	Baa3/BBB-
North Fork Cap Trust	Capital One Financial Corp	1,264	1,286	22	Baa3/BBB
Reliance Cap Trust	Capital One Financial Corp	488	401	(87)	NA
FCB/SC Cap Trust	First Citizens Bancorporation	494	430	(64)	NA
Fifth Third Cap	Fifth Third Bancorp	250	264	14	Baa3/BBB
PBI Capital Trust	Fulton Financial Corp	248	223	(25)	NA
KeyCorp Capital II	KeyCorp	1,857	2,036	179	Baa3/BBB
Union State Capital Trust I	KeyCorp	1,029	1,050	21	NA
BSB Cap Trust	M&T Bank Corp	464	446	(18)	NA
First Empire Cap MTB	M&T Bank Corp	4,869	4,774	(95)	Baa2/BBB
PNC Capital Trust	PNC Financial Services Group	454	499	45	Baa2/A-
Susquehanna Cap	Susquehanna Bancshares	500	532	32	Ba2
First Union Instit Cap I	Wells Fargo Co.	3,000	3,061	61	Baa1/A

Total Single Issue Trust Preferred Securities		20,032	20,067	35

Fulton Financial Corp	Fulton Financial Corp	452	476	24	Baa2/BBB+
Provident Bk MD	M&T Bank Corp	245	261	16	NA/BBB+
PNC Bank NA	PNC Financial Services Group	497	572	75	A3/A

Total Corporate Debentures		1,194	1,309	115

Total Corporate Securities		$21,226	$21,376	$150

As of December 31, 2010, the book value of our pooled trust preferred collateralized debt obligations totaled $58.8 million with an estimated fair value of $26.4 million, which includes securities comprised of 368 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. During 2010, four of the pooled issues were downgraded by Moody’s Investor Services. Two of the pooled issues, representing $10.6 million of the $58.8 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2010, after taking into account management’s best estimates of future interest deferrals and defaults, eleven of our securities had no excess subordination in the tranches we own and three of our securities had excess subordination which ranged from 29% to 232% of the current performing collateral. As of December 31, 2010, ten of our pooled trust preferred collateralized debt obligations with a fair value of $15.8 million are not receiving interest payments and therefore are reflected in the “Nonperforming and Impaired Assets and Effects on Interest Income Due to Nonaccrual” table on page 40 as nonperforming securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 11—Impairment of Investment Securities (Continued)

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2010:

Pooled Trust Preferred Security Detail

(dollars in thousands)

Deal	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
PreTSL I	Senior	$3,131	$2,831	$(300)	A2/BBB	29	38%	203%
PreTSL IV	Mezzanine	1,830	767	(1,063)	Ca/CCC	6	27%	29%
PreTSL V	Mezzanine	50	66	16	Caa3/D	3	100%	0%
PreTSL VI	Mezzanine	237	190	(47)	Ca/D	5	81%	0%
PreTSL VII	Mezzanine	4,012	2,314	(1,698)	Ca/C	19	70%	0%
PreTSL VIII	Mezzanine	1,619	801	(818)	C/C	35	45%	0%
PreTSL IX	Mezzanine	2,251	856	(1,395)	Ca/C	49	30%	0%
PreTSL X	Mezzanine	1,299	743	(556)	C/C	55	45%	0%
PreTSL XII	Mezzanine	5,389	2,296	(3,093)	Ca/C	77	33%	0%
PreTSL XIII	Mezzanine	11,816	3,943	(7,873)	Ca/C	65	30%	0%
PreTSL XIV	Mezzanine	12,523	4,213	(8,310)	Ca/C	64	35%	0%
MMCap I	Senior	7,472	5,919	(1,553)	A3/BBB	29	31%	232%
MMCap I	Mezzanine	841	401	(440)	Ca/C	29	31%	0%
MMComm IX	Mezzanine	6,310	1,012	(5,298)	Caa3/C	33	43%	0%

Total		$58,780	$26,352	$(32,428)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In 2010, $8.7 million in credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2010. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 11—Impairment of Investment Securities (Continued)

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows—Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. For collateral issued by financial institutions with over $15 billion in asset size, our estimate of future cash flows includes a 15% prepayment rate in year 3 and a 1% prepayment rate thereafter. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis—A quarterly credit evaluation is performed for each of the 368 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default—A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of December 31, 2010, default probabilities for performing collateral ranged from 0.33% to 95%.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 11—Impairment of Investment Securities (Continued)

Based upon the analysis performed by management as of December 31, 2010, it is probable that all but three of our pooled trust preferred securities are expected to experience principal and interest shortfalls. These securities are identified in the table on page 84 with 0% “Excess Subordination as a % of Current Performing Collateral.” The $8.7 million in credit related other-than-temporary impairment charges recognized in 2010 are primarily the result of additional interest deferrals within these pools. Our analysis as of December 31, 2010 indicates it is probable that we will collect all contractual principal and interest payments on the three remaining pooled trust preferred securities.

Beginning in the fourth quarter of 2010, our estimate of future cash flows for the pooled trust preferred securities began to incorporate potential interest deferral cures. Incorporating potential cures would indicate that there is a probability that some of the banks currently deferring interest payments would resume payments after a five year deferral period. As a result of incorporating a potential cure, the probability of default assigned to the bank would be less than 100% after the fifth year of deferral, thus increasing the estimate of future cash flows. Determining which of the deferring banks should incorporate a potential cure and the probability of default used after year five for those banks are both dependent on a credit evaluation of the bank and a review of other relevant information such as the issuance of new capital. Prior to the fourth quarter of 2010, we did not incorporate potential cures when estimating future cash flows, therefore any bank that was deferring interest payments was assigned a 100% probability of default for all periods until maturity. The use of potential cures in estimating cash flows is attributable to an increase in the occurrence of actual cures and a decrease in the amount of new deferrals, both of which are indications that banking sector issues are stabilizing, therefore some banks currently deferring interest will not default, but rather will resume interest payments after their deferral period. Incorporating potential cures resulted in an increase of $16.1 million in the expected future cash flows from our pooled trust preferred portfolio. During the fourth quarter of 2010, we incorporated cures into the estimates of cash flow as their realization became probable. Had we not, other-than-temporary impairment for 2010 would have been $12.7 million rather than $9.2 million.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Years Ended December 31,
	2010	2009
	(dollars in thousands)
Balance, beginning (a)	$36,161	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	28,163
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	8,689	5,482

Balance, ending	$44,850	$36,161

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 11—Impairment of Investment Securities (Continued)

On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. In 2010, $0.4 million in other than-temporary impairment charges were recognized on equity securities related to three Pennsylvania based financial institutions. When evaluating equity investments for other-than-temporary impairment we review the severity and duration of decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes, and other relevant information. There were no equity securities in an unrealized loss position as of December 31, 2010.

Note 12—Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types as of December 31:

	2010	2009
	(dollars in thousands)
Commercial, financial, agricultural and other	$913,814	$1,127,320
Real estate-construction	261,482	428,744
Real estate-residential	1,127,273	1,202,386
Real estate-commercial	1,354,074	1,320,715
Loans to individuals	561,440	557,336

Total loans, net of unearned income	$4,218,083	$4,636,501

During 2010, outstanding loans decreased $418.4 million or 9% compared to balances outstanding at December 31, 2009. Decreases were experienced in all categories except real estate – commercial and loans to individuals and can be attributed to both our focus of managing down our large credit exposures as well as weaker loan demand.

Credit Quality Information

As part of the on-going monitoring of credit quality within the loan portfolio, the following credit worthiness categories are used in grading our loans:

Pass	No change in credit rating of borrower. Acceptable levels of risk exist in the relationship.

Other Assets Especially Mentioned (OAEM)
Potential weaknesses that deserve management’s close attention. The potential weaknesses may result in deterioration of the repayment prospects or weaken the Bank’s credit position at some future date. The credit risk may be relatively minor, yet constitute an undesirable risk in light of the circumstances surrounding the specific credit. No loss of principal or interest is expected.

Substandard	Well-defined weakness or a weakness that jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of deterioration of the borrower’s financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard.

Doubtful	Loans with the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable.

The use of creditworthiness categories to grade loans permits management’s use of migration analysis to estimate a portion of credit risk. The company’s internal creditworthiness grading system is based on experiences with

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 12—Loans and Allowance for Credit Losses (Continued)

Credit Quality Information (Continued)

similarly graded loans. Category ratings are reviewed each quarter, at which time management analyzes the results, as well as other external statistics and factors, to track the migration of loan performance. Loans that migrate towards higher risk rating levels generally have an increased risk of default, whereas, loans that migrate toward lower ratings generally will result in a lower risk factor being applied to those related loan balances.

The following tables represent our credit risk profile by creditworthiness category for the years ended December 31, 2010 and 2009:

	December 31, 2010
	Commercial, financial, agricultural and other	Real estate construction	Real estate residential	Real estate commercial	Loans to individuals	Total
	(dollars in thousands)
Pass	$778,260	$181,348	$1,115,825	$1,062,400	$561,360	$3,699,193
Non-Pass
OAEM	54,318	10,845	6,198	82,361	6	153,728
Substandard	81,236	60,712	5,250	209,313	74	356,585
Doubtful	0	8,577	0	0	0	8,577

Total Non-Pass	135,554	80,134	11,448	291,674	80	518,890

Total	$913,814	$261,482	$1,127,273	$1,354,074	$561,440	$4,218,083

	December 31, 2009
	Commercial, financial, agricultural and other	Real estate construction	Real estate residential	Real estate commercial	Loans to individuals	Total
	(dollars in thousands)
Pass	$955,886	$289,183	$1,188,689	$1,060,906	$557,175	$4,051,839
Non-Pass
OAEM	91,022	49,781	8,244	116,741	7	265,795
Substandard	80,412	77,061	5,453	143,068	154	306,148
Doubtful	0	12,719	0	0	0	12,719

Total Non-Pass	171,434	139,561	13,697	259,809	161	584,662

Total	$1,127,320	$428,744	$1,202,386	$1,320,715	$557,336	$4,636,501

Portfolio Risks

Credit quality of our loan portfolio represents significant risk to our earnings, capital, regulatory agency relationships, investment community and shareholder returns. First Commonwealth devotes a substantial amount of resources managing this risk primarily through our credit administration department that develops and administers policies and procedures for underwriting, maintaining, monitoring and collecting activities. Credit administration is independent of lending departments and oversight is provided by the credit committee of the First Commonwealth Board of Directors.

The credit quality of all bank loan portfolios were negatively affected by the most recent economic recession. First Commonwealth’s loan portfolio incurred the most significant stress over the last two years in the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 12—Loans and Allowance for Credit Losses (Continued)

Portfolio Risks (Continued)

out-of-market real estate construction portfolio that were generally of larger size in overvalued real estate markets such as: Nevada, Florida, and Arizona and higher risk type projects such as condominiums, resorts and water parks.

The establishment of an independent credit administration department and recruitment of seasoned credit administration leaders in 2009 and 2010 was a fundamental step in improving credit quality which had a significantly detrimental effect to our financial performance over the past two years. Significant progress has been made with respect to staffing, structure, more disciplined underwriting, geographic markets and size of loan guidelines. However, our organization still has increased credit quality risks due to the large amount of loans exceeding newly established internal lending limits of $25.0 million per loan and $40.0 million per relationship, higher levels of classified loans that need to be worked through to resolution, and uncertain economic conditions.

During 2010, we reduced the number of loans in excess of $15.0 million from 62 at December 31, 2009 to 49 at December 31, 2010. The outstanding loan balances were reduced by $330.0 million as a result of a strategic initiative to reduce this exposure. Large sized loans will continue to represent risk until this group can be managed down to newly established internal lending limits through sales, payoffs or refinancing at other banks.

Classified loans or loans designated OAEM, substandard, impaired or doubtful decreased $65.8 million from December 31, 2009 and currently have an outstanding balance of $518.9 million at December 31, 2010 and have been evaluated with respect to the adequacy of the allowance for credit losses which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates. The credit administration department continually monitors and evaluates those evolving factors in order to adjust the allowance for credit losses.

Our local markets of western Pennsylvania, which comprise 92% of our loan portfolio, have not been as intensely affected by the most recent economic recession as some other regions of the country and are evidencing a quicker economic recovery. We believe adhering to tighter geographic markets will improve ongoing credit quality in the portfolios.

Risk factors associated with commercial real estate and construction related loans are monitored closely since this is an area that represents the most significant portion of the loan portfolio and has experienced the most stress during the economic downturn and has evidenced little recovery strength.

As of December 31, 2010, credit quality measures such as delinquency 90 days and greater and dollar amount of loans classified as nonpass reflect improvement in comparison to December 31, 2009 for commercial, financial, agricultural and other, real estate residential and loans to individuals. One exception in the commercial, financial, agricultural and other loans was the $44.1 million unsecured loan to a western Pennsylvania real estate developer that was placed on nonaccrual status in the fourth quarter of 2009 with $18.2 million specifically assigned allowance for credit losses. During 2010, we executed a refinancing agreement with the borrower and three other financial institutions, received an $8.0 million principal repayment and partially charged off $15.4 million. At December 31, 2010, $20.7 million is outstanding and $4.7 million specifically assigned allowance for credit losses was maintained due to ongoing risk of the borrower’s ability to comply with the refinancing agreement which includes the sale of established commercial properties. This loan is on nonaccrual status and is disclosed as being impaired.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 12—Loans and Allowance for Credit Losses (Continued)

Age Analysis of Past Due Loans by Segment

The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31, 2010 and 2009. Also included in these tables are loans that are 90 days or more past due and still accruing because they are either well-secured or in the process of collection.

	December 31, 2010
	30-59 Days past due	60-89 Days past due	90 Days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,195	$513	$731	$25,586	$29,025	$884,789	$913,814
Real estate—construction	363	2,279	0	44,670	47,312	214,170	261,482
Real estate—residential	8,322	2,545	10,144	2,249	23,260	1,104,013	1,127,273
Real estate—commercial	5,076	5,302	459	43,586	54,423	1,299,651	1,354,074
Loans to individuals	2,745	848	1,869	60	5,522	555,918	561,440

Total	$18,701	$11,487	$13,203	$116,151	$159,542	$4,058,541	$4,218,083

	December 31, 2009
	30-59 Days past due	60-89 Days past due	90 Days and greater and still accruing	Nonaccrual	Total Past Due & Nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,584	$753	$1,154	$52,044	$56,535	$1,070,785	$1,127,320
Real estate—construction	233	325	258	68,254	69,070	359,674	428,744
Real estate—residential	9,035	2,511	11,081	2,151	24,778	1,177,608	1,202,386
Real estate—commercial	3,738	1,342	1,097	25,474	31,651	1,289,064	1,320,715
Loans to individuals	4,093	755	1,564	14	6,426	550,910	557,336

Total	$19,683	$5,686	$15,154	$147,937	$188,460	$4,448,041	$4,636,501

Nonaccrual Loans

The previous table summarizes nonaccrual loans by loan segment. The company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loans reach a certain number of days past due. Generally loans 90 days or more past due are placed on nonaccrual status.

When a loan is placed on nonaccrual, the accrued unpaid interest receivable is reversed against interest income and all future payments received are applied as a reduction to the loan principal. Generally, the loan is returned to accrual status when (a) all delinquent interest and principal become current under the terms of the loan agreement or (b) the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans

Management considers loans to be impaired when, based on current information and events, it is determined that the company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all loan segments. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole source or repayment for the loan is the operation or liquidation of collateral. In these cases, management uses the current fair value of collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines the value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.

Nonperforming loans decreased $31.1 million to $117.5 million at December 31, 2010 compared to $148.6 million at December 31, 2009. Unfunded commitments related to nonperforming loans was $13.1 million at December 31, 2010 and an off balance sheet reserve of $0.6 million has been established for these commitments.

Significant impaired loans as of December 31, 2010 include the following:

•

$20.7 million, the remaining portion of a $44.1 million line of credit to a western Pennsylvania real estate developer. A settlement plan with the borrower and three other lenders was finalized in the fourth quarter of 2010 and resulted in an $8.0 million principal payment and a $15.4 million partial charge-off.

•	A $10.6 million commercial loan to a waste management company in Pennsylvania that experienced lower volumes during the economic downturn.

•	A $10.0 million commercial real estate loan for an office building in western Pennsylvania. The borrower is experiencing cash flow problems as the result of two tenants not renewing their lease.

•	A $9.6 million student housing construction loan in eastern Pennsylvania that incurred construction delays and cost overruns.

•	An $8.6 million participation construction loan for a Nevada resort development. Developers are abandoning upgrade and expansion plans for the currently operating resort.

•	An $8.6 million residential lot development loan in central Pennsylvania due to slower sales than originally projected.

•	A $7.2 million participation loan on a recently completed condominium project in North Carolina. Sales of completed units have slowed.

•	$6.4 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. A charge-off of $14.4 million was previously recorded on this loan.

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of December 31, 2010 and December 31, 2009. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated based on month-end balances of the loans of the period reported.

December 31, 2010	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,963	$5,745	$0	$6,051	$0
Real estate—construction	14,319	62,317	0	35,898	0
Real estate—residential	1,961	2,534	0	3,165	0
Real estate—commercial	22,970	23,830	0	24,198	12
Loans to individuals	60	125	0	58	0

Subtotal	42,273	94,551	0	69,370	12
With an allowance recorded:
Commercial, financial, agricultural and other	23,118	38,940	6,709	43,778	14
Real estate—construction	30,351	34,954	11,855	16,641	0
Real estate—residential	344	344	56	237	0
Real estate—commercial	21,401	21,626	5,287	10,711	4
Loans to individuals	0	0	0	0	0

Subtotal	75,214	95,864	23,907	71,367	18

Total	$117,487	$190,415	$23,907	$140,737	$30

December 31, 2009	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,665	$11,332	0	$13,248	$7
Real estate—construction	23,128	44,337	0	26,016	0
Real estate—residential	1,918	2,477	0	3,740	0
Real estate—commercial	17,114	17,985	0	13,891	0
Loans to individuals	14	14	0	14	0

Subtotal	45,839	76,145	0	56,909	7
With an allowance recorded:
Commercial, financial, agricultural and other	48,494	48,494	19,635	5,502	0
Real estate—construction	45,126	47,004	11,886	16,352	0
Real estate—residential	233	397	124	339	0
Real estate—commercial	8,864	8,864	1,621	4,741	6
Loans to individuals	0	0	0	0	0

Subtotal	102,717	104,759	33,266	26,934	6

Total	$148,556	$180,904	$33,266	$83,843	$13

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. As of December 31, 2010, troubled debt restructured loans totaled $1.3 million. In 2010, five loans totaling $0.7 million were identified as troubled debt restructurings resulting in specific reserves of $0.3 million. As of December 31, 2009, troubled debt restructured loans totaled $0.6 million. In 2009, one loan totaling $0.5 million was identified as troubled debt restructuring resulting in specific reserves of $0.3 million.

The following tables provide detail related to the allowance for credit losses for the years ended December 31, 2010, 2009 and 2008:

	December 31, 2010
	Commercial, financial agricultural and other	Real estate construction	Real estate residential	Real estate commercial	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$31,369	$18,224	$5,847	$17,526	$4,731	$3,942	$81,639
Charge-offs	(22,293)	(41,483)	(5,226)	(2,466)	(3,841)	0	(75,309)
Recoveries	2,409	0	252	163	523	0	3,347
Provision	10,215	41,261	4,581	1,690	2,802	1,003	61,552

Ending balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229

Ending balance: individually evaluated for impaired	$6,709	$11,855	$56	$5,287	$0	$0	$23,907
Ending balance: collectively evaluated for impaired	$14,991	$6,147	$5,398	$11,626	$4,215	$4,945	$47,322
Ending balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0
Loans:
Ending balance	$913,814	$261,482	$1,127,273	$1,354,074	$561,440		$4,218,083
Ending balance: individually evaluated for impaired	$25,694	$44,485	$832	$42,863	$0		$113,874
Ending balance: collectively evaluated for impaired	$888,120	$216,997	$1,126,441	$1,311,211	$561,440		$4,104,209
Ending balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0		$0

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	December 31, 2009
	Commercial, financial agricultural and other	Real estate - construction	Real estate - residential	Real estate - commercial	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$17,558	$12,961	$4,347	$9,424	$4,195	$4,274	$52,759
Charge-offs	(20,536)	(36,892)	(4,604)	(7,302)	(4,378)	0	(73,712)
Recoveries	448	0	81	914	580	0	2,023
Provision	33,899	42,155	6,023	14,490	4,334	(332)	100,569

Ending balance	$31,369	$18,224	$5,847	$17,526	$4,731	$3,942	$81,639

Ending balance: individually evaluated for impaired	$19,635	$11,886	$124	$1,621	$0	$0	$33,266
Ending balance: collectively evaluated for impaired	$11,734	$6,338	$5,723	$15,905	$4,731	$3,942	$48,373
Ending balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0

Loans:
Ending balance	$1,127,320	$428,744	$1,202,386	$1,320,715	$557,336		$4,636,501
Ending balance: individually evaluated for impaired	$51,256	$68,242	$928	$23,748	$0		$144,174
Ending balance: collectively evaluated for impaired	$1,076,064	$360,502	$1,201,458	$1,296,967	$557,336		$4,492,327
Ending balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0		$0

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	December 31, 2008
	Commercial, financial agricultural and other	Real estate - construction	Real estate - residential	Real estate - commercial	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$16,885	$1,186	$4,780	$12,565	$2,652	$4,328	$42,396
Charge-offs	(3,640)	(67)	(2,529)	(3,479)	(4,166)	0	(13,881)
Recoveries	426	0	14	187	522	0	1,149
Provision	3,887	11,842	2,082	151	5,187	(54)	23,095

Ending balance	$17,558	$12,961	$4,347	$9,424	$4,195	$4,274	$52,759

Ending balance: individually evaluated for impaired	$10,069	$8,846	$245	$1,140	$0	$0	$20,300
Ending balance: collectively evaluated for impaired	$7,489	$4,115	$4,102	$8,284	$4,195	$4,274	$32,459
Ending balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0

Loans:
Ending balance	$1,146,411	$528,841	$1,199,819	$1,047,506	$495,800		$4,418,377
Ending balance: individually evaluated for impaired	$24,638	$13,286	$987	$14,070	$0		$52,981
Ending balance: collectively evaluated for impaired	$1,121,773	$515,555	$1,198,832	$1,033,436	$495,800		$4,365,396
Ending balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0		$0

Note 13—Variable Interest Entities

As defined by FASB Accounting Standards Codification (“ASC”) 810-10, “Consolidation.” As defined by ASC 810-10, a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under ASC 810-10, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

First Commonwealth’s VIEs are evaluated under the guidance included in ASU 2009-17. These VIEs include qualified affordable housing projects that First Commonwealth has invested in as part of its community reinvestment initiatives. We periodically assess whether or not our variable interests in these VIEs, based on qualitative analysis, provide us with a controlling interest in the VIE. The analysis includes an assessment of the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 13—Variable Interest Entities (Continued)

characteristics of the VIE. We do not have a controlling financial interest in the VIE, which would require consolidation of the VIE, as we do not have the following characteristics: (1) the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below as of December 31:

	2010	2009
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$925	$1,289

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

As of December 31, 2010 and 2009, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7 “Derivatives” for a description of interest rate swaps provided to customers.

The following table identifies the notional amount of those instruments at December 31:

	2010	2009
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,471,692	$1,598,599
Financial standby letters of credit	64,348	83,630
Performance standby letters of credit	79,140	76,194
Commercial letters of credit	20	1,275

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 14—Commitments and Letters of Credit (Continued)

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

The current notional amounts outstanding at December 31, 2010 include financial standby letters of credit of $3.1 million, performance standby letters of credit of $5.6 million and commercial letters of credit of $0.8 million issued during 2010. A liability of $0.1 million has been recorded as of December 31, 2010, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $1.4 million as of December 31, 2010. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 15—Premises and Equipment

Premises and equipment are described as follows:

	Estimated useful life	2010	2009
Land	Indefinite	$11,894	$11,946
Buildings and improvements	10-50 Years	79,577	79,806
Leasehold improvements	5-40 Years	15,740	15,803
Furniture and equipment	3-10 Years	83,681	83,774
Software	3-10 Years	29,770	27,562

Subtotal		220,662	218,891
Less accumulated depreciation and amortization		153,681	148,149

Total premises and equipment		$66,981	$70,742

Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2010, 2009 and 2008 amounted to $8.6 million, $8.5 million, and $8.4 million, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 15—Premises and Equipment (Continued)

First Commonwealth leases various premises and assorted equipment under non-cancelable agreements. Total future minimal rental commitments at December 31, 2010, were as follows:

	Premises	Equipment
	(dollars in thousands)
2011	$3,511	$207
2012	3,253	207
2013	2,834	207
2014	2,657	18
2015	2,485	0
Thereafter	22,155	0

Total	$36,895	$639

Included in the lease commitments above is $541 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.

Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $4.4 million in 2010, $4.3 million in 2009, and $4.5 million in 2008.

Note 16—Goodwill and Other Amortizing Intangible Assets

FASB ASC Topic 350, “Intangibles—Other” requires that goodwill be reviewed annually, or more frequently if circumstances indicate that it might be impaired, by comparing the fair value of the goodwill to its recorded, or carrying value. If the carrying value of goodwill exceeds its fair value, an impairment charge must be recorded.

We consider First Commonwealth Financial Corporation to be one reporting unit. The carrying amount of goodwill as of December 31, 2010 and 2009 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2010, 2009 or 2008.

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. We have evaluated our goodwill for impairment at June 30, 2009 and each subsequent quarter end as a result of the negative impact other-than-temporary impairment charges and credit losses in our loan portfolio have had on our earnings. These losses along with ongoing uncertainty in the general economy and the financial markets, which may continue to negatively impact our performance and stock price, resulted in a need to evaluate our goodwill. There has been no change in our annual test date of November 30.

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value as of December 31, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

When determining fair value in Step 1, we utilized an income approach and two market approaches and then applied weighting factors to each result. These weighting factors represent our best judgment of the weighting a market participant would utilize in arriving at a fair value.

The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results for the next five years assuming a change of control transaction. The analysis then calculates the present value of all excess cash flows generated by the company, which are in excess of the minimum tangible capital ratio, plus the present value of a terminal sale value. There are numerous estimates and assumptions included in this approach, including discount rate, balance sheet growth, credit costs in our loan and investment portfolios, the level of future interest rates as well as other economic conditions. Additionally, the change of control transaction incorporates assumptions related to projected levels of earnings, integration cost savings and certain transaction costs.

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

As a result of the Step 1 analysis, it was determined at December 31, 2010, that the fair value of our goodwill exceeded its carrying value by more than 5% and therefore the Step 2 analysis was not required and no impairment charge was required. Management will continue to monitor events that could impact this conclusion in the future.

FASB ASC Topic 350, “Intangibles—Other” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets as of December 31:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2010
Core deposits	$22,470	$(17,094)	$5,376
Other	725	(725)	0

Total other intangible assets	$23,195	$(17,819)	$5,376

December 31, 2009
Core deposits	$22,470	$(15,063)	$7,407
Other	725	(725)	0

Total other intangible assets	$23,195	$(15,788)	$7,407

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of nine (9) years and a weighted average amortization period of approximately five (5) years. In 2008, other intangible assets consisted of covenants not to compete which were fully amortized in 2009. First Commonwealth recognized amortization expense on other intangible assets of $2.0 million, $2.8 million, and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following presents the estimated amortization expense of core deposit intangibles:

Core Deposit Intangibles
(dollars in thousands)
2011	$1,534
2012	1,467
2013	1,064
2014	615
2015	337
Thereafter	359

Total	$5,376

Note 17—Interest-Bearing Deposits

Components of interest-bearing deposits at December 31, were as follows:

	2010	2009
	(dollars in thousands)
Interest-bearing demand deposits	$95,260	$107,612
Savings deposits	2,335,773	2,175,953
Time deposits	1,479,930	1,610,989

Total interest-bearing deposits	$3,910,963	$3,894,554

Interest-bearing deposits at December 31, 2010 and 2009, include allocations from interest-bearing demand deposit accounts of $507.6 million and $515.8 million, respectively, into Savings which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2010 and 2009, were certificates of deposit in denominations of $100 thousand or more of $386.8 million and $392.2 million, respectively.

Interest expense related to certificates of deposit $100 thousand or greater amounted to $9.4 million in 2010, $14.8 million in 2009 and $27.8 million in 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 17—Interest-Bearing Deposits (Continued)

Included in time deposits at December 31, 2010, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2011	$797,548
2012	306,980
2013	75,903
2014	160,151
2015 and thereafter	139,348

Total	$1,479,930

Note 18—Short-term Borrowings

Short-term borrowings at December 31, were as follows (dollars in thousands):

	2010			2009			2008
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
Federal funds purchased	$12,800	40,322	0.26%	$630,000	584,691	0.29%	$168,600	$105,761	2.36%
Borrowings from FHLB	0	277,329	0.39%	125,000	274,699	0.48%	800,000	387,137	1.62%
Securities sold under agreements to repurchase	170,563	165,945	0.47%	199,526	168,527	0.72%	169,263	151,034	2.21%
Treasury, tax and loan note option	4,498	4,482	0.00%	4,406	3,747	0.00%	1,874	125,838	2.18%

Total	$187,861	488,078	0.40%	$958,932	1,031,664	0.41%	$1,139,737	$769,770	1.93%

Maximum total at any month-end	$1,000,753			$1,155,933			$1,139,737

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2010	2009	2008
	(dollars in thousands)
Federal funds purchased	$105	$1,678	$2,492
Borrowings from FHLB	1,069	1,328	6,263
Securities sold under agreements to repurchase	774	1,210	3,331
Treasury, tax and loan note option	0	0	2,742

Total interest on short-term borrowings	$1,948	$4,216	$14,828

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 19—Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

	2010		2009
	(dollars in thousands)
	Amount	Rate	Amount	Rate
Subordinated Debentures:
Owed to First Commonwealth Capital Trust I and due 2029	$33,583	9.50%	$33,583	9.50%
Owed to First Commonwealth Capital Trust II and due 2034	30,929	LIBOR +2.85%	30,929	LIBOR +2.85%
Owed to First Commonwealth Capital Trust III and due 2034	41,238	LIBOR +2.85%	41,238	LIBOR +2.85%

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$105,750		$105,750

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

Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a fixed rate of LIBOR plus 2.85% which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date on or after April 7, 2009, at a redemption price equal to 100% of the principal amount of the debentures. Deferred issuance costs of $630 thousand are being amortized on a straight-line basis over the term of the securities.

Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of LIBOR plus 2.85%, which is reset quarterly. First Commonwealth may redeem the debentures, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $471 thousand are being amortized on a straight-line basis over the term of the securities.

Interest on debentures issued to First Commonwealth Capital Trust I is paid semiannually at a fixed rate of 9.50%. Subject to regulatory approvals, First Commonwealth may redeem the debentures, in whole or in part, at a redemption price equal to 104.75% of the principal amount of the debentures on September 1, 2009, declining ratably on each September 1 thereafter to 100% on September 1, 2019, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $996 thousand are being amortized on a straight-line basis over the term of the securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 20—Other Long-term Debt

Other long-term debt at December 31 follows (dollars in thousands):

	2010			2009
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
ESOP loan due:
2010	$0	0.00%	0.00%	$2,000	LIBOR+1.00%	LIBOR+1.00%
2011	2,000	LIBOR+1.00	LIBOR+1.00	2,000	LIBOR+1.00	LIBOR+1.00
2012	1,600	LIBOR+1.00	LIBOR+1.00	1,600	LIBOR+1.00	LIBOR+1.00
Borrowings from FHLB due:
2010	$0	0.00%	0.00%	$117,108	4.86%	3.58%
2011	24,685	5.22	5.19	24,409	5.24	3.99
2012	25,593	2.43	2.42	0	0.00	0.00
2013	30,086	3.03	3.02	5,086	3.26	3.26
2014	7,892	5.37	5.35	7,981	5.41	3.79
2015	371	4.66	4.66	0	0.00	0.00
Thereafter	6,521	4.66	4.66	8,513	4.65	4.65

Total	$98,748			$168,697

The weighted average contractual rate reflects the rate due to creditors. The weighted average effective rate of long-term debt in the schedule above includes the effect of purchase accounting valuation adjustments that were recorded in connection with prior business combinations.

FHLB advances in the amount of $31.6 million are convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR.

All of First Commonwealth’s Federal Home Loan Bank stock, along with an interest in mortgage loans and mortgage backed securities—residential has been pledged as collateral with the Federal Home Loan Bank of Pittsburgh.

Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 19 “Subordinated Debentures.”

Scheduled loan payments for other long-term debt are summarized below:

	2011	2012	2013	2014	2015	Thereafter	Total
	(dollars in thousands)
Long-term debt payments	$26,561	$27,080	$29,969	$7,855	$371	$6,521	$98,357
Purchase valuation amortization	124	113	117	37	0	0	391

Total	$26,685	$27,193	$30,086	$7,892	$371	$6,521	$98,748

The amounts on the purchase valuation amortization row in the table above include fair market adjustments from prior business combinations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 21—Fair Values of Assets and Liabilities

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.

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

The estimated fair values for Mortgage Backed Securities—Residential and Mortgage Backed Securities—Commercial were based on market data for these types of asset classes including broker quotes and trade and bid prices.

Obligations of States and Political Subdivisions estimated fair value is based on pricing models that incorporated other benchmark quoted securities with similar issuer, credit support, state of issuance and credit rating.

Other Investments is comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 10 “Other investments.”

Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 7 “Derivatives.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 21—Fair Values of Assets and Liabilities (Continued)

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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately twenty-four months; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 11 “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

The estimated fair value of the non-marketable equity investments included in level 3 is based on par value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 21—Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities—Residential	$0	$40,593	$0	$40,593

Obligations of U.S. Government—Sponsored Enterprises:
Mortgage Backed Securities—Residential	0	641,981	0	641,981
Mortgage Backed Securities—Commercial	0	233	0	233
Other Government-Sponsored Enterprises	0	183,887	0	183,887

Obligations of States and Political Subdivisions	0	47,476	343	47,819

Corporate Securities	0	0	21,376	21,376

Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,352	26,352

Total Debt Securities	0	914,170	48,071	962,241

Equities	1,462	2,442	1,570	5,474

Total Securities Available-for-Sale	1,462	916,612	49,641	967,715

Other Investments	0	48,859	0	48,859
Other Assets (a)	0	15,939	0	15,939

Total Assets	$1,462	$981,410	$49,641	$1,032,513

Other Liabilities (a)	$0	$16,663	$0	$16,663

Total Liabilities	$0	$16,663	$0	$16,663

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 21—Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available-for-Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities—Residential	$0	$47,352	$0	$47,352

Obligations of U.S. Government—Sponsored Enterprises:
Mortgage Backed Securities—Residential	0	777,793	0	777,793
Mortgage Backed Securities—Commercial	0	276	0	276
Other Government-Sponsored Enterprises	0	74,975	0	74,975

Obligations of States and Political Subdivisions	0	169,257	3,600	172,857

Corporate Securities	0	0	18,830	18,830

Pooled Trust Preferred Collateralized Debt Obligations	0	0	29,730	29,730

Total Debt Securities	0	1,069,653	52,160	1,121,813

Equities	3,001	7,472	1,570	12,043

Total Securities Available-for-Sale	3,001	1,077,125	53,730	1,133,856

Other Investments	0	51,431	0	51,431
Other Assets (a)	0	10,626	0	10,626

Total Assets	$3,001	$1,139,182	$53,730	$1,195,913

Other Liabilities (a)	$0	$11,491	$0	$11,491

Total Liabilities	$0	$11,491	$0	$11,491

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at December 31, 2010:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available-for-Sale
Balance, beginning of year	$3,600	$18,830	$29,730	$1,570	$53,730
Realized and unrealized credit losses included in earnings	0	0	(8,688)	0	(8,688)
Total (losses) gains unrealized included in other comprehensive income	(2,316)	2,546	6,833	0	7,063
Purchases, settlements, pay downs, and maturities	(941)	0	(1,523)	0	(2,464)
Transfers into Level 3	0	0	0	0	0

Balance, December 31, 2010	$343	$21,376	$26,352	$1,570	$49,641

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 21—Fair Values of Assets and Liabilities (Continued)

Losses of $6.8 million included in earnings for the period are attributable to the change in realized gains (losses) relating to assets held at December 31, 2010 and are reported in the lines “Net impairment losses” and “Net securities (losses) gains” in the Consolidated Statements of Operations.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at December 31, 2009:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total Fair Value
	(dollars in thousands)
Securities Available-for-Sale
Balance, beginning of year	$0	$19,780	$47,080	$1,570	$68,430
Realized and unrealized credit losses included in earnings	0	0	(33,645)	0	(33,645)
Total gains unrealized in other comprehensive income	171	441	16,752	0	17,364
Purchases, settlements, pay downs, and maturities	0	(1,391)	(457)	0	(1,848)
Transfers into Level 3	3,429	0	0	0	3,429

Balance, end of year	$3,600	$18,830	$29,730	$1,570	$53,730

Securities totaling $3.4 million transferred from Level 2 to Level 3 during 2009, all of which were municipal securities. The primary reason for the transfer into Level 3 was due to the inactivity in the market that resulted in a lack of observable market activity or comparable trades that could be used to establish a benchmark for valuation.

Losses of $36.0 million included in earnings for the period are attributable to the change in realized losses relating to assets held at December 31, 2009 and are reported in securities gains (losses) in the noninterest income section of the Consolidated Statements of Operations.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The table below presents the balances of assets measured at fair value on a nonrecurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in thousands)
Impaired loans	$0	$78,967	$26,715	$105,682
Other real estate owned	0	24,871	10	24,881

Total Assets	$0	$103,838	$26,725	$130,563

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 21—Fair Values of Assets and Liabilities (Continued)

Fair value for other real estate owned is determined by an independent market based appraisal less costs to sell and is classified as level 2.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A goodwill impairment test for First Commonwealth was completed as of December 31, 2010. Based on this analysis, the fair value of First Commonwealth exceeded its book value. Additional information related to this measurement is provided in Note 16 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2010.

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

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of cash flows for loan commitments, fair values were not estimated for either period. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million in 2010 and $0.2 million in 2009. See Note 14 “Commitments and Letters of Credit,” for additional information.

Deposit liabilities: Management estimates the fair value of deposits based on a market valuation of similar deposits. The carrying value of variable rate time deposit accounts and certificates of deposit approximate their

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 21—Fair Values of Assets and Liabilities (Continued)

fair values at the report date. Also, fair values of fixed rate time deposits for both periods are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.

Short-term borrowings: The fair values of borrowings from the Federal Home Loan Bank were estimated based on the estimated incremental borrowing rate for similar types of borrowings. The carrying amounts of other short-term borrowings such as federal funds purchased, securities sold under agreement to repurchase and treasury, tax and loan notes were used to approximate fair value.

Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimated incremental borrowing rate for similar types of borrowing arrangements.

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31, 2010 and 2009:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$69,854	$69,854	$89,232	$89,232
Interest-bearing bank deposits	4	4	327	327
Securities available-for-sale	967,715	967,715	1,133,856	1,133,856
Securities held-to-maturity	0	0	36,758	37,586
Other investments	48,859	48,859	51,431	51,431
Loans	4,218,083	4,213,293	4,636,501	4,655,167

Financial liabilities
Deposits	$4,617,852	$4,560,070	$4,535,785	$4,619,070
Short-term borrowings	187,861	182,931	958,932	950,799
Long-term debt	98,748	102,038	168,697	172,249
Subordinated debt	105,750	86,870	105,750	70,874

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 22—Shares of Common Stock

The following table summarizes the share transactions for the three years ended December 31, 2010:

	Shares Issued	Shares in Treasury
Balance, December 31, 2007	75,100,431	1,971,819
Shares issued for Capital Issuance	11,500,000	0
Stock options exercised, net	0	(409,478)
Restricted Stock – Nonvested*	0	(12,654)

Balance, December 31, 2008	86,600,431	1,549,687
Shares repurchased	0	4,122
Stock options exercised, net	0	(4,476)
Dividend reinvestment plan	0	(97,905)
Directors stock plan	0	(2,872)

Balance, December 31, 2009	86,600,431	1,448,556
Shares issued for Capital Issuance	18,543,750	0
Shares repurchased	0	1,291
Dividend reinvestment plan	370,898	(745,912)
Directors stock plan	0	(4,930)
Restricted Stock—Nonvested	0	(30,120)

Balance, December 31, 2010	105,515,079	668,885

*	See Note 26 “Incentive Compensation Plan”

Note 23—Income Taxes

The income tax provision (benefit) for the years ended December 31 is as follows:

	2010	2009	2008
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$3,794	$3,123	$14,002
State	59	164	66

Total current tax provision	3,853	3,287	14,068
Deferred tax benefit	(3,614)	(29,108)	(7,436)

Total tax provision (benefit)	$239	$(25,821)	$6,632

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 23—Income Taxes (Continued)

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2010		2009		2008
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$8,126	35	$(16,060)	35	$17,402	35
(Decrease) increase resulting from:
Income from bank owned life insurance	(1,866)	(8)	(1,555)	3	(1,933)	(4)
Tax-exempt income	(5,688)	(25)	(7,537)	16	(7,935)	(16)
Tax credits	(304)	(1)	(447)	1	(549)	(1)
Other	(29)	0	(222)	1	(353)	(1)

Total tax provision (benefit)	$239	1	$(25,821)	56	$6,632	13

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the 35% statutory rate, coupled with the relatively low level of annual pretax income produced a low annual effective tax rate for the year ended December 31, 2010 and a greater tax benefit due to a pretax loss for the year ended December 31, 2009.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 23—Income Taxes (Continued)

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2010	2009
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$24,930	$28,574
Postretirement benefits other than pensions	933	1,011
Alternative minimum tax credit carryforward	14,764	11,049
Net operating loss carryforward	0	2,371
Writedown of other real estate owned	780	0
Other tax credit carryforward	1,034	601
Deferred compensation	2,115	2,140
Loan origination fees and costs	110	661
Accrued interest on nonaccrual loans	2,543	1,697
Low income housing partnership investments	204	64
Other-than-temporary impairment of securities	16,570	14,360
Unrealized loss on securities available-for-sale	1,589	3,370
Capitalization of OREO expenses	446	277
Depreciation of assets	683	467
Unfunded loan commitment allowance	507	93
Other	2,563	1,159

Total deferred tax assets	69,771	67,894
Deferred tax liabilities:
Basis difference in assets acquired	(1,429)	(1,366)
Unfunded postretirement obligation	(269)	(115)
Accumulated accretion of bond discount	(49)	(79)
Income from unconsolidated subsidiary	(542)	(534)
Other	(1)	(2)

Total deferred tax liabilities	(2,290)	(2,096)

Net deferred tax asset	$67,481	$65,798

The net deferred tax asset of $67.5 million as of December 31, 2010 includes a $14.8 million alternative minimum tax credit carryforward with an indefinite life and a $1.0 million tax credit carryforward, of which $0.2 million expires in 2028, $0.5 million expires in 2029 and $0.3 million expires in 2030. There is also a $16.6 million deferred tax asset for other-than-temporary impairment of securities, of which $0.9 million tax effected are potential capital losses that can only be utilized if capital gains are realized.

Based on our evaluation as of December 31, 2010, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income. The amount of future taxable income used in management’s valuation is based upon management approved forecasts, evaluation of historical earnings levels and consideration of potential tax strategies. If future events differ from our current forecasts, a valuation allowance may be required, which could have a material impact on our financial condition and results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 23—Income Taxes (Continued)

First Commonwealth adopted new authoritative accounting guidance issued under FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007, and had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2010. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months, and will record interest and penalties as a component of noninterest expense.

First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. Federal and state income tax years 2007 through 2009 are open for examination as of December 31, 2010.

Note 24—Retirement Plans

First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Under the terms of the plan, each participant receives an employer contribution in an amount equal to 3% of their compensation. In addition, each participating employee may contribute up to 80% of their compensation to the plan of which up to 4% is matched 50% by the employer’s contribution. The 401(k) plan expense was $2.6 million in 2010, $3.6 million in 2009, and $3.3 million in 2008.

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

Participants in the SERP are eligible to defer (on a pre-tax basis) from 1% to 25% of their Plan compensation (compensation in excess of the tax-qualified plan limit). In 2009 and 2008, First Commonwealth made a matching contribution to the Plan for each payroll up to the first 4% of their Plan compensation and also made a contribution to the Plan for each payroll equal to 3% of their Plan compensation. In addition, First Commonwealth made a contribution to the Plan at the end of the Plan Year on Plan compensation equal to that percentage of compensation that will be contributed to the ESOP. In April 2009 First Commonwealth suspended all employer contributions.

The SERP will continue to supplement First Commonwealth’s 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. The SERP plan expense was $96 thousand in 2010, $130 thousand in 2009 and $369 thousand in 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 24—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions

Employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.

Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2010	2009	2008
	(dollars in thousands)
Service cost	$0	$0	$0
Interest cost on projected benefit obligation	128	141	183
Amortization of transition obligation	2	2	2
Loss (gain) amortization	(10)	(28)	9

Net periodic benefit cost	$120	$115	$194

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2010	2009
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,562	$2,507
Service cost	0	0
Interest cost	128	142
Amendments	0	0
Actuarial (gain) loss	(450)	168
Net benefits paid	(343)	(255)

Benefit obligation at end of year	1,897	2,562
Change in Plan Assets
Fair value of plan assets at beginning of year	0	0
Actual return on plan assets	0	0
Employer contributions	343	255
Net benefits paid	(343)	(255)

Fair value of plan assets at end of year	0	0
Funded Status at End of Year	1,897	2,562
Unrecognized transition obligation	(3)	(5)
Unrecognized net (gain) loss	772	332

Amounts recognized in retained earnings	$2,666	$2,889

As of December 31, 2010 and 2009, the funded status of the plan of $1.9 million and $2.6 million, respectively is recognized as an other liability in the Statement of Financial Condition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 24—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2010	2009	2008
	(dollars in thousands)
Net (gain) loss	$(502)	$(216)	$(343)
Transition obligation	2	3	4

Total	$(500)	$(213)	$(339)

Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2010	2009	2008
Discount rate	4.71%	5.21%	6.00%
Health care cost trend: Initial	9.00%	10.00%	10.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2016	2016	2016

Weighted-average assumptions used to determine the net benefit costs as of December 31, are as follows:

	2010	2009	2008
Discount rate	4.71%	5.21%	6.00%
Health care cost trend: Initial	10.00%	10.00%	10.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2016	2016	2016
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	12.7	13.0	13.0

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

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(dollars in thousands)
Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	$69	$(64)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 24—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

As of December 31, 2010, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2011	$238
2012	222
2013	216
2014	209
2015	200
2016-2020	709

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2011 are as follows (dollars in thousands):

Postretirement Benefits
Net (gain) loss	$(50)
Transition obligation	2

Total	$(48)

Note 25—Unearned ESOP Shares

All employees with at least one year of service are eligible to participate in the ESOP. Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt with the offset as a reduction of common shareholders’ equity. Compensation costs related to the plan were $783 thousand, $972 thousand and $1.5 million in 2010, 2009 and 2008, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 25—Unearned ESOP Shares (Continued)

First Commonwealth’s ESOP borrowed funds that are guaranteed by First Commonwealth, and had a balance of $3.6 million at December 31, 2010 and $5.6 million at December 31, 2009. The loan is scheduled to be repaid over the next two years and payments will be made from contributions to the ESOP by First Commonwealth and from dividends on unallocated ESOP shares. The loan has been recorded as long-term debt in the Consolidated Statements of Financial Condition, with a like amount of unearned ESOP shares recorded as a reduction of shareholders’ equity. The unearned ESOP shares included as a component of shareholders’ equity represent First Commonwealth’s prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the debt is reduced.

The following is an analysis of ESOP shares held in suspense:

Total
Shares in suspense December 31, 2007	659,538

Shares allocated during 2008	(147,421)
Shares acquired during 2008	0

Shares in suspense December 31, 2008	512,117

Shares allocated during 2009	(136,192)
Shares acquired during 2009	0

Shares in suspense December 31, 2009	375,925

Shares allocated during 2010	(138,819)
Shares acquired during 2010	0

Shares in suspense December 31, 2010	237,106

The fair market value of the new shares remaining in suspense was approximately $1.7 million at December 31, 2010.

Interest on the ESOP loan was $66 thousand in 2010, $95 thousand in 2009 and $347 thousand in 2008. During 2010, 2009 and 2008, dividends on unallocated shares in the amount of $22 thousand, $154 thousand and $476 thousand, respectively, were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 26—Incentive Compensation Plan

On January 20, 2009, the Board of Directors of the Company adopted with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which, 4,962,078 shares are still eligible for awards.

Restricted Stock

On January 22, 2010, we issued 30,120 shares of our common stock to an executive of the Company as an inducement for his employment which was issued under the Incentive Compensation Plan adopted by the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 26—Incentive Compensation Plan (Continued)

Restricted Stock (Continued)

Company. The shares were issued pursuant to a Restricted Stock Agreement dated January 22, 2010. The restricted stock was determined to have a fair value of $5.70 per share and was based on the closing price of our common stock on the grant date. The restricted stock vests equally over a two year period. The first vesting occurred January 22, 2011.

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

On November 12, 2007, we issued 35,000 shares of our common stock to an executive of the Bank as an inducement for his employment and not under any stock incentive plan adopted by the Company. The shares were issued pursuant to a Restricted Stock Agreement dated October 19, 2007. The restricted stock was determined to have a fair value of $10.95 per share and was based on the closing price of our common stock on the grant date. The restricted stock vested equally over a three year period, and the final vesting occurred on November 12, 2010.

Compensation expense related to restricted stock was $244 thousand, $180 thousand and $167 thousand in 2010, 2009 and 2008, respectively.

A summary of the status of First Commonwealth’s nonvested restricted stock awards as of December 31, 2010, 2009 and 2008 and changes for the years ended on those dates is presented below:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	20,103	$11.53	35,988	$11.44	35,000	$10.95
Granted	30,120	5.70	0	0.00	12,654	12.35
Vested	(15,885)	11.32	(15,885)	11.32	(11,666)	10.95
Forfeited	0	0.00	0	0.00	0	0.00

Outstanding at end of year	34,338	$6.52	20,103	$11.53	35,988	$11.44

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

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 26—Incentive Compensation Plan (Continued)

Stock Option Plan (Continued)

A summary of the status of First Commonwealth’s outstanding stock options as of December 31, 2010, 2009 and 2008 and changes for the years ended on those dates is presented below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	728,552	$10.18	758,480	$10.26	1,319,661	$10.86
Granted	0	0	0	0.00	0	0.00
Exercised	0	0	(4,476)	11.56	(409,478)	10.65
Forfeited	(87,686)	11.19	(25,452)	12.34	(151,703)	14.38

Outstanding at end of year	640,866	$10.05	728,552	$10.18	758,480	$10.26

Exercisable at end of year	640,866	$10.05	728,552	$10.18	758,480	$10.26

The following table summarizes information about the stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/10	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable At 12/31/10	Weighted Average Exercise Price
$5.14-$8.99	202,153	1.5	$6.59	202,153	$6.59
$9.00-$9.99	50,087	2.4	9.27	50,087	9.27
$10.00-$10.99	60,386	0.3	10.73	60,386	10.73
$11.00-$11.99	125,717	1.1	11.70	125,717	11.70
$12.00-$15.00	202,523	2.3	12.46	202,523	12.46

Total	640,866	1.60	$10.05	640,866	$10.05

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

Years Ended December 31, 2010, 2009 and 2008

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

The following is an analysis of loans to related parties (dollars in thousands):

Balances December 31, 2009	$3,247
Advances	6,098
Repayments	(8,272)
Other	(4)

Balances December 31, 2010	$1,069

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

Dividends in 2010 were $0.06 compared to $0.18 in 2009. The reduction in dividends was made in order to preserve capital in the current economic environment. The preservation of our capital will support growth in loans and the strategic expansion of our franchise.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 29—Regulatory Restrictions and Capital Adequacy (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2010, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2010, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the bank must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minimum		Well Capitalized Regulatory Guidelines
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2010

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$720,697	14.2%	$405,272	8.0%	N/A	N/A
First Commonwealth Bank	677,847	13.5%	401,051	8.0%	$501,314	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$657,106	13.0%	$202,636	4.0%	N/A	N/A
First Commonwealth Bank	614,914	12.3%	200,526	4.0%	$300,789	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$657,106	11.5%	$228,104	4.0%	N/A	N/A
First Commonwealth Bank	614,914	10.9%	226,363	4.0%	$282,953	5.0%

As of December 31, 2009

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$649,373	11.5%	$450,300	8.0%	N/A	N/A
First Commonwealth Bank	599,841	10.8%	445,223	8.0%	$556,529	10.0%

Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$579,014	10.3%	$225,150	4.0%	N/A	N/A
First Commonwealth Bank	530,275	9.5%	222,612	4.0%	$333,917	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$579,014	9.2%	$252,351	4.0%	N/A	N/A
First Commonwealth Bank	530,275	8.5%	249,799	4.0%	$312,249	5.0%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 30—Capital

In the third quarter of 2010, the Company completed a public offering of 18,543,750 shares of its common stock at an offering price of $4.65 per share, raising additional capital of $86.2 million. In connection with the stock offering approximately $4.8 million worth of costs were capitalized resulting in net proceeds of $81.4 million.

The Company amended its Dividend Reinvestment Plan (“DRIP”) during the second quarter of 2009 to provide the flexibility to raise capital by selling up to 5,000,000 shares of common stock through the DRIP. These shares may be sold pursuant to routine reinvested dividends, as well as optional cash purchases. During 2010, 1,116,810 shares were issued under this program, 745,912 of which were related to the reissuance of Treasury Shares, raising $6.7 million in capital. During 2009, 97,905 shares were issued under this program, all of which were related to the reissuance of Treasury Shares, raising $0.4 million in capital.

Note 31—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition

	December 31,
	2010	2009
	(dollars in thousands)
Assets
Cash	$20,871	$8,029
Loans to affiliated parties	39	46
Investment in subsidiaries	730,066	623,934
Investment in unconsolidated subsidiary trusts	3,291	3,291
Investment in jointly-owned company	7,883	7,773
Premises and equipment	12,225	12,749
Receivable from subsidiaries	2,856	2,633
Other assets	91,924	95,105

Total assets	$869,155	$753,560

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$10,028	$3,399
Loans payable	3,600	5,600
Subordinated debentures payable	105,750	105,750
Shareholders’ equity	749,777	638,811

Total liabilities and shareholders’ equity	$869,155	$753,560

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 31—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Interest and dividends	$1	$2	$3
Dividends from subsidiaries	3,190	31,048	68,359
Interest expense	(5,658)	(6,265)	(8,258)
Other income	28,789	29,125	29,365
Operating expenses	(42,786)	(42,916)	(44,410)

Income before taxes and equity in undistributed earnings of subsidiaries	(16,464)	10,994	45,059
Applicable income tax benefits	6,790	7,226	8,433

Income before equity in undistributed earnings of subsidiaries	(9,674)	18,220	53,492
Equity in undistributed income (loss) of subsidiaries	32,652	(38,284)	(10,405)

Net income (loss)	$22,978	$(20,064)	$43,087

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 31—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Operating Activities
Net income (loss)	$22,978	$(20,064)	$43,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,658	3,330	3,314
Net (loss) gain on sale of assets	(3)	8	11
Decrease (increase) in prepaid income taxes	23	(23)	(276)
Undistributed equity in subsidiaries	(32,652)	38,285	10,283
Other net	9,029	(3,819)	7,177

Net cash provided by operating activities	3,033	17,717	63,596

Investing Activities
Transactions with securities available-for-sale:
Maturities and redemptions of investment securities	0	0	4,000
Net change in loans to affiliated parties	7	8	8
Purchases of premises and equipment	(3,026)	(3,282)	(3,856)
Proceeds from sale of premises and equipment	15	(6)	(6,299)
Additional investment in subsidiary	(70,000)	0	(88,512)

Net cash used in investing activities	(73,004)	(3,280)	(94,659)

Financing Activities
Issuance of other long-term debt	0	0	4,500
Repayment of other long-term debt	0	0	(14,500)
Discount on dividend reinvestment plan purchases	(33)	(369)	(916)
Purchase of treasury stock	(9)	(18)	0
Proceeds from sale of treasury stock	4,248	484	4,360
Cash dividends paid	(5,306)	(29,677)	(49,375)
Stock option tax benefit	0	149	184
Proceeds from capital issuance	83,913	0	108,830

Net cash provided by (used in) financing activities	82,813	(29,431)	53,083

Net increase (decrease) in cash	12,842	(14,994)	22,020
Cash at beginning of year	8,029	23,023	1,003

Cash at end of year	$20,871	$8,029	$23,023

Cash dividends declared per common share were $0.06 for 2010, $0.18 for 2009 and $0.68 for 2008.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

Note 31—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

During 2010 and 2009, there were no special dividends included in dividends from subsidiaries. During 2008, dividends from subsidiaries included special dividends of $15.0 million received from First Commonwealth Bank and $3.0 million received from FraMal Holdings Corporation, both wholly owned subsidiaries. After distribution of these special dividends, which were within guidelines established by the banking regulators, First Commonwealth Bank remained classified as a well-capitalized institution.

During 2004, the ESOP obtained a $14.0 million line of credit from an unrelated financial institution. The line of credit was used to purchase stock in 2005 for the ESOP and is guaranteed by First Commonwealth. During 2005, $8.5 million was borrowed on the line. There were no borrowings on the line during 2010, 2009 and 2008. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders’ equity. Current balance of the ESOP loan is $3.6 million. See Note 25 “Unearned ESOP Shares.” We are currently not meeting debt covenants on this loan related to Return on Average Assets, Nonperforming Loans to Total Loans, and Allowance for Loan Loss to Nonperforming Loans. We are working with the lender and expect to either obtain a waiver or a modification for these covenants.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of December 31, 2010, nor has the line been utilized since its inception in May 2009. We are currently not meeting debt covenants on this loan related to Nonperforming Loans to Total Loans. We are working with the lender and expect to either obtain a waiver or a modification for these covenants.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data—Unaudited

The unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are as follows:

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$63,363	$65,982	$68,937	$70,078
Interest expense	13,392	14,886	16,341	16,980

Net interest income	49,971	51,096	52,596	53,098
Provision for credit losses	8,000	4,522	4,010	45,020

Net interest income after provision for credit losses	41,971	46,574	48,586	8,078
Net impairment losses	(43)	(4,290)	(2,110)	(2,750)
Net securities gains	10	1,430	562	420
Other noninterest income	14,288	13,739	14,197	13,781
Other expenses	43,378	40,931	43,678	43,239

Income (loss) before income taxes	12,848	16,522	17,557	(23,710)
Income tax provision (benefit)	903	5,863	4,015	(10,542)

Net income (loss)	$11,945	$10,659	$13,542	$(13,168)

Basic earnings (loss) per share	$0.11	$0.11	$0.15	$(0.15)
Diluted earnings (loss) per share	0.11	0.11	0.15	(0.15)
Average shares outstanding	104,524,923	97,199,306	85,777,550	85,029,748
Average shares outstanding assuming dilution	104,527,683	97,203,753	85,788,566	85,029,748

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data)
Interest income	$72,557	$72,063	$73,720	$74,941
Interest expense	19,117	21,080	22,232	24,342

Net interest income	53,440	50,983	51,488	50,599
Provision for credit losses	21,059	23,020	48,248	8,242

Net interest income after provision for credit losses	32,381	27,963	3,240	42,357
Net impairment losses	(5,655)	(11,903)	(8,761)	(9,866)
Net securities gains	149	44	56	24
Other noninterest income	14,375	12,860	15,420	12,582
Other expenses	40,523	41,945	45,335	43,348

Income (loss) before income taxes	727	(12,981)	(35,380)	1,749
Income tax (benefit) provision	(2,002)	(7,120)	(16,761)	62

Net income (loss)	$2,729	$(5,861)	$(18,619)	$1,687

Basic earnings (loss) per share	$0.03	$(0.07)	$(0.22)	$0.02
Diluted earnings (loss) per share	0.03	(0.07)	(0.22)	0.02
Average shares outstanding	84,681,199	84,594,952	84,559,889	84,521,266
Average shares outstanding assuming dilution	84,681,199	84,594,952	84,559,889	84,582,545

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 20, 2011 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

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

There have been no material changes to the procedures by which security holders of First Commonwealth may recommend nominees to First Commonwealth’s board of directors since First Commonwealth last disclosed those procedures in its definitive Proxy Statement in connection with the 2010 annual meeting of shareholders.

Information called for by this item concerning First Commonwealth’s Audit Committee and the identification of “Audit Committee financial experts” will be included in the Proxy Statement under the heading “Corporate Governance,” and is incorporated herein by reference.

Certain information regarding executive officers is included under the caption “Executive Officers of First Commonwealth Financial Corporation” after Part I, Item 4, of this Report.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

The following table provides information related to our existing equity compensation plans as of December 31, 2010:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	383,672	11.96	4,962,078
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	383,672	11.96	4,962,078

(1)	The table does not include information on stock options issued by First Commonwealth in substitution for stock options of GA Financial, Inc. and Pittsburgh Financial Corporation upon the acquisition of those companies. At December 31, 2010, 257,194 shares of common stock are issuable upon exercise of substitute stock options issued in connection with those acquisitions with a weighted average exercise price of $7.19. First Commonwealth cannot grant additional stock options or other equity awards under the GA Financial or Pittsburgh Financial equity compensation plans.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	Exhibits, Financial Statements and Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A

(3)	Exhibits

Exhibit Number	Description	Incorporated by Reference to
1.1	Underwriting Agreement, dated August 4, 2010 by and among FCFC and Macquarie Capital (USA), Inc. and Stifel, Nicolaus & Company, Incorporated, as representatives for the underwriters	Exhibit 1.1 to the current report on Form 8-K filed August 10, 2010

3.1	Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3(i) to the quarterly report on Form 10-Q for the quarter ended March 31, 1994

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed January 20, 2011

10.1	Change of Control Agreement dated October 18, 2005 entered into between FCFC and John J. Dolan	Exhibit 10.2 to the annual report on Form 10-K filed February 29, 2008

10.2	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Sue A. McMurdy	Exhibit 10.3 to the annual report on Form 10-K filed February 29, 2008

10.3	Change of Control Agreement dated October 18, 2005 entered into between FCFC and R. John Previte	Exhibit 10.4 to the annual report on Form 10-K filed February 29, 2008

10.4	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Thaddeus J. Clements	Exhibit 10.2 to the annual report on Form 10-K filed March 2, 2006

10.5	Amended and Restated Supplemental Executive Retirement Plan	Exhibit 10.6 to the annual report of Form 10-K filed February 26, 2009

10.6	Employment Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.9 to the annual report on Form 10-K filed February 29, 2008

10.7	Restricted Stock Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.10 to the annual report on Form 10-K filed February 29, 2008

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 15.	Exhibits, Financial Statements and Schedules (Continued)

Exhibit Number	Description	Incorporated by Reference to
10.8	Change of Control Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.11 to the annual report on Form 10-K filed February 29, 2008

10.9	2008-2010 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2008

10.10	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 16, 2009 relating to the 2009 Annual Meeting of Shareholders

10.11	2009-2011 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 7, 2009

10.12	2010 Annual Incentive Plan	Exhibit 10.6 to the quarterly report on Form 10-Q filed May 10, 2010

10.13	Employment Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.1 to the Form 8-K filed January 28, 2010

10.14	Restricted Stock Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.2 to the Form 8-K filed January 28, 2010

10.15	Change of Control Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.3 to the Form 8-K filed January 28, 2010

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/s/ JOHN J. DOLAN
John J. Dolan President and Chief Executive Officer

Dated: March 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JULIE A. CAPONI Julie A. Caponi	Director	March 3, 2011

/s/ RAY T. CHARLEY Ray T. Charley	Director	March 3, 2011

/s/ JULIA E. TRIMARCHI CUCCARO Julia E. Trimarchi Cuccaro	Director	March 3, 2011

/s/ DAVID S. DAHLMANN David S. Dahlmann	Director	March 3, 2011

/s/ JOHN J. DOLAN John J. Dolan	President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2011

/s/ JOHNSTON A. GLASS Johnston A. Glass	Director	March 3, 2011

/s/ DAVID W. GREENFIELD David W. Greenfield	Director	March 3, 2011

/s/ DALE P. LATIMER Dale P. Latimer	Director	March 3, 2011

/s/ JAMES W. NEWILL James W. Newill	Director	March 3, 2011

/s/ ROBERT E. ROUT Robert E. Rout	Executive Vice President and Chief Financial Officer	March 3, 2011

Signature	Capacity	Date

/s/ LAURIE S. SINGER Laurie S. Singer	Director	March 3, 2011

/s/ DAVID R. TOMB, JR. David R. Tomb, Jr.	Director	March 3, 2011

/s/ ROBERT J. VENTURA Robert J. Ventura	Director	March 3, 2011