Form 10-Q
period 2011-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2011-05-10
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 2, 2011, was 104,906,994.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011	December 31, 2010
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$75,448	$69,854
Interest-bearing bank deposits	57,871	4
Securities available for sale, at fair value	1,008,453	967,715
Other investments	46,416	48,859
Loans:
Portfolio loans	4,074,270	4,218,083
Allowance for credit losses	(76,792)	(71,229)

Net loans	3,997,478	4,146,854

Premises and equipment, net	66,162	66,981
Other real estate owned	28,768	24,700
Goodwill	159,956	159,956
Amortizing intangibles, net	4,987	5,376
Other assets	316,827	322,543

Total assets	$5,762,366	$5,812,842

Liabilities
Deposits (all domestic):
Noninterest-bearing	$733,731	$706,889
Interest-bearing	3,896,237	3,910,963

Total deposits	4,629,968	4,617,852
Short-term borrowings	155,342	187,861

Subordinated debentures	105,750	105,750
Other long-term debt	73,993	98,748

Total long-term debt	179,743	204,498

Other liabilities	45,181	52,854

Total liabilities	5,010,234	5,063,065

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,515,079 shares issued and 104,859,954 shares outstanding at March 31, 2011; 105,515,079 shares issued and 104,846,194 shares outstanding at December 31, 2010	105,515	105,515
Additional paid-in capital	366,338	366,488
Retained earnings	293,518	291,492
Accumulated other comprehensive loss, net	(2,669)	(2,458)
Treasury stock (655,125 and 668,885 shares at March 31, 2011 and December 31, 2010)	(7,470)	(7,660)
Unearned ESOP shares	(3,100)	(3,600)

Total shareholders’ equity	752,132	749,777

Total liabilities and shareholders’ equity	$5,762,366	$5,812,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$50,883	$57,408
Interest and dividends on investments:
Taxable interest	8,374	10,467
Interest exempt from federal income taxes	186	2,151
Dividends	17	27
Interest on bank deposits	9	25

Total interest income	59,469	70,078

Interest Expense
Interest on deposits	9,536	13,580
Interest on short-term borrowings	185	852
Interest on subordinated debentures	1,383	1,375
Interest on other long-term debt	496	1,173

Total interest on long-term debt	1,879	2,548

Total interest expense	11,600	16,980

Net Interest Income	47,869	53,098
Provision for credit losses	13,817	45,020

Net Interest Income after Provision for Credit Losses	34,052	8,078

Noninterest Income
Change in fair value on impaired securities	1,869	(1,517)
Non-credit related gains on securities not expected to be sold (recognized in other comprehensive income)	(1,869)	(1,233)

Net impairment losses	0	(2,750)
Net securities gains	577	420
Trust income	1,718	1,494
Service charges on deposit accounts	3,426	4,152
Insurance and retail brokerage commissions	1,562	1,862
Income from bank owned life insurance	1,357	1,257
Card related interchange income	2,800	2,320
Other income	2,888	2,696

Total noninterest income	14,328	11,451

Noninterest Expense
Salaries and employee benefits	21,128	22,327
Net occupancy expense	3,732	3,893
Furniture and equipment expense	3,180	3,165
Data processing expense	1,424	1,437
Pennsylvania shares tax expense	1,178	1,057
Intangible amortization	390	657
Collection and repossession expense	1,316	923
FDIC insurance	1,835	1,963
Other professional fees and services	1,125	1,166
Other operating expenses	6,121	6,651

Total noninterest expense	41,429	43,239

Income (Loss) Before Income Taxes	6,951	(23,710)
Income tax provision (benefit)	1,705	(10,542)

Net Income (Loss)	$5,246	$(13,168)

Average Shares Outstanding	104,618,499	85,029,748
Average Shares Outstanding Assuming Dilution	104,623,518	85,029,748
Per Share Data:
Basic Earnings (Loss) per Share	$0.05	$(0.15)
Diluted Earnings (Loss) per Share	0.05	(0.15)
Cash Dividends Declared per Common Share	0.03	0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2010	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Comprehensive income
Net income			5,246				5,246
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period				(1,051)			(1,051)
Non-credit related gains on securities not expected to be sold				1,215			1,215
Reclassification adjustment for gains on securities included in net income				(375)			(375)

Total other comprehensive loss							$(211)

Total comprehensive income							$5,035
Cash dividends declared ($0.03 per share)			(3,138)				(3,138)
Net decrease in unearned ESOP shares						500	500
ESOP market value adjustment ($226, net of $80 tax benefit)		(147)					(147)
Discount on dividend reinvestment plan purchases		(16)					(16)
Tax benefit of stock options exercised		6					6
Treasury stock reissued			(82)		156		74
Restricted stock		7			34		41

Balance at March 31, 2011	$105,515	$366,338	$293,518	$(2,669)	$(7,470)	$(3,100)	$752,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)

(dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2009	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Comprehensive income
Net loss			(13,168)				(13,168)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period				2,538			2,538
Non-credit related gains on securities not expected to be sold				802			802
Reclassification adjustment for losses on securities included in net loss				1,524			1,524

Total other comprehensive income							$4,864

Total comprehensive loss							$(8,304)
Cash dividends declared ($0.03 per share)			(2,544)				(2,544)
Net decrease in unearned ESOP shares						500	500
ESOP market value adjustment ($255, net of $89 tax benefit)		(166)					(166)
Discount on dividend reinvestment plan purchases		(17)					(17)
Treasury stock reissued		656	(4,414)		7,494		3,736
Restricted stock			(168)		231		63
Capital issuance	155	845					1,000

Balance at March 31, 2010	$86,755	$302,841	$258,593	$(1,181)	$(8,829)	$(5,100)	$633,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Operating Activities
Net income (loss)	$5,246	$(13,168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	13,817	45,020
Deferred tax expense (benefit)	14	(12,247)
Depreciation and amortization	2,407	2,764
Net (gains) losses on securities and other assets	(535)	2,117
Net amortization (accretion) of premiums and discounts on securities	215	(51)
Net amortization of premiums and discounts on long-term debt	(42)	(305)
Income from increase in cash surrender value of bank owned life insurance	(1,357)	(1,257)
Decrease (increase) in interest receivable	78	(595)
Decrease in interest payable	(1,098)	(676)
Increase in income tax payable	1,587	2,780
Other-net	(970)	3,247

Net cash provided by operating activities	19,362	27,629

Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	0	4,953
Transactions with securities available for sale:
Proceeds from sales	54,965	2,117
Proceeds from maturities and redemptions	72,145	101,725
Purchases	(165,377)	(27,579)
Proceeds from bank owned life insurance	88	0
Proceeds from sale of loans	4,402	0
Proceeds from sales of other assets	2,076	2,904
Net decrease in loans	124,940	31,610
Purchases of premises and equipment	(1,470)	(1,860)

Net cash provided by investing activities	91,769	113,870

Financing Activities
Net decrease in federal funds purchased	(12,800)	(105,000)
Net decrease in other short-term borrowings	(19,719)	(59,737)
Net increase in deposits	12,143	116,522
Repayments of other long-term debt	(24,213)	(48,809)
Proceeds from issuance of common stock	0	1,000
Discount on dividend reinvestment plan purchases	(16)	(17)
Dividends paid	(3,138)	(2,544)
Proceeds from reissuance of treasury stock	73	3,736

Net cash used in financing activities	(47,670)	(94,849)

Net increase in cash and cash equivalents	63,461	46,650
Cash and cash equivalents at January 1	69,858	89,559

Cash and cash equivalents at March 31	$133,319	$136,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year of 2011. These interim financial statements should be read in conjunction with First Commonwealth’s 2010 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.

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

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Condensed Consolidated Statements of Changes in Shareholders’ Equity:

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(1,616)	$565	$(1,051)	$3,905	$(1,367)	$2,538
Non-credit related gains on securities not expected to be sold	1,869	(654)	1,215	1,233	(431)	802
(Gains) losses realized in net income (loss)	(577)	202	(375)	2,345	(821)	1,524

Net unrealized (losses) gains	(324)	113	(211)	7,483	(2,619)	4,864

Other comprehensive (loss) income	$(324)	$113	$(211)	$7,483	$(2,619)	$4,864

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on noncash investing and financing activities.

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash paid (received) during the year for:
Interest	$12,765	$17,999
Income taxes	0	(1,184)
Non-cash investing and financing activities:
ESOP loan reductions	$500	$500
Loans transferred to other real estate owned and repossessed assets	6,197	1,812
Gross (decrease) increase in market value adjustment to securities available for sale	(334)	7,483

Note 4 Shares of Common Stock

The following table summarizes the share transactions for the three months ended March 31, 2011 and 2010:

	Shares Issued	Shares in Treasury
Balance, December 31, 2010	105,515,079	668,885
Stock options exercised, net	0	(13,760)

Balance, March 31, 2011	105,515,079	655,125

	Shares Issued	Shares in Treasury
Balance, December 31, 2009	86,600,431	1,448,556
Dividend reinvestment plan	154,899	(659,346)
Directors stock plan	0	(1,894)
Restricted stock – nonvested	0	(30,120)

Balance, March 31, 2010	86,755,330	757,196

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 5 Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2011	2010
Weighted-average common shares outstanding	105,515,079	86,622,805
Average treasury stock shares	(663,993)	(1,185,422)
Average unearned ESOP shares	(214,917)	(367,787)
Average unearned nonvested shares	(17,670)	(39,848)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	104,618,499	85,029,748
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	0	0
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	5,019	0

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	104,623,518	85,029,748

Net income (loss)	$5,246,000	$(13,168,000)

At March 31, 2011, there were options to purchase 484,439 shares of common stock outstanding, at a price ranging from $6.90 per share to $14.55 per share and common stock equivalents outstanding of 12,550 shares at a price of $5.70 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2010, there were options to purchase 666,181 shares of common stock outstanding, at a price ranging from $5.29 per share to $14.55 per share and common stock equivalents outstanding of 50,223 shares at a price ranging from $5.70 to $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 Variable Interest Entities

As defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under ASC 810-10, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

First Commonwealth’s VIEs are evaluated under the guidance included in FASB Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” These VIEs include qualified affordable housing projects that First Commonwealth has invested in as part of its community reinvestment initiatives. We periodically assess whether or not our variable interests in the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 6 Variable Interest Entities (Continued)

VIE, based on qualitative analysis, provide us with a controlling interest in the VIE. The analysis includes an assessment of the characteristics of the VIE. We do not have a controlling financial interest in the VIE, which would require consolidation of the VIE, as we do not have the following characteristics: (1) the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$898	$925

Note 7 Commitments and Letters of Credit

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

The following table identifies the notional amount of those instruments at:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,406,629	$1,471,692
Financial standby letters of credit	63,699	64,348
Performance standby letters of credit	78,211	79,140
Commercial letters of credit	20	20

The current notional amounts outstanding as of March 31, 2011 include financial standby letters of credit of $0.1 million and performance standby letters of credit of $0.5 million issued during the first three months of 2011. There were no commercial letters of credit issued during the first quarter of 2011. A liability of $0.2 million and $0.1 million has been recorded as of March 31, 2011 and December 31, 2010, respectively, which represents the fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued. See Note 13, “Fair Value of Assets and Liabilities,” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 7 Commitments and Letters of Credit (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. An evaluation of the credit risk in these instruments resulted in the recording of a liability of $1.1 million as of March 31, 2011 and $1.4 million as of December 31, 2010. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 8 Investment Securities

Below is an analysis of the amortized cost and fair values of securities available for sale at:

	March 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$35,078	$3,801	$0	$38,879	$36,719	$3,874	$0	$40,593
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	654,888	24,896	(2,680)	677,104	618,454	26,513	(2,986)	641,981
Mortgage Backed Securities – Commercial	225	1	(2)	224	233	1	(1)	233
Other Government- Sponsored Enterprises	235,821	195	(1,198)	234,818	184,531	225	(869)	183,887
Obligations of States and Political Subdivisions	3,665	36	0	3,701	47,175	644	0	47,819
Corporate Securities	14,833	227	(245)	14,815	21,226	494	(344)	21,376
Pooled Trust Preferred Collateralized Debt Obligations	57,972	17	(30,324)	27,665	58,780	16	(32,444)	26,352

Total Debt Securities	1,002,482	29,173	(34,449)	997,206	967,118	31,767	(36,644)	962,241
Equity Securities	10,847	400	0	11,247	5,137	337	0	5,474

Total Securities Available for sale	$1,013,329	$29,573	$(34,449)	$1,008,453	$972,255	$32,104	$(36,644)	$967,715

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 8 Investment Securities (Continued)

The amortized cost and fair value of debt securities available for sale at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within one year	$7,121	$7,140
Due after one but within five years	228,784	227,772
Due after five but within ten years	2,811	2,837
Due after ten years	73,575	43,250

	312,291	280,999
Mortgage Backed Securities (a)	690,191	716,207

Total Debt Securities	$1,002,482	$997,206

(a)	Mortgage Backed Securities include an amortized cost of $35 million and a fair value of $39 million for Obligations of U.S. Government Agencies issued by Ginnie Mae. Obligations of U.S. Government-Sponsored Enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $655 million and a fair value of $677 million.

For the three months ended March 31, 2011, the Company realized proceeds of $55 million from the sale of available-for-sale securities which included $0.8 million in gross gains and $0.2 million in gross losses. For the three months ended March 31, 2010, the Company realized proceeds of $2.1 million from the sale of available-for-sale securities which included $0.4 million in gross gains and no losses.

During the first quarter of 2011, $5.2 million in single issue trust preferred securities and $1.2 million in corporate debentures owned by a non-bank subsidiary of the Company were sold in order to reinvest the proceeds in more liquid assets for that subsidiary. The amounts sold represent the entire portfolio of single issue trust preferred securities and corporate debentures owned by that subsidiary and resulted in a net gain of $0.3 million. Additionally, in the first quarter, the Company continued its strategy to liquidate its obligations of states and political subdivisions portfolio in order to mitigate future credit risk and improve its tax position. Investments in obligations of states and political subdivisions totaled $3.7 million and $47.2 million as of March 31, 2011 and December 31, 2010, respectively. This decline is a result of $1.0 million in maturities and $42.5 million in sales which provided $0.3 million in recognized gains. As of March 31, 2011, none of the remaining investments in obligations of states and political subdivisions were in an unrealized loss position. All of these securities were classified as available for sale.

Securities available for sale with a fair value of $604 million and $660 million were pledged as of March 31, 2011 and December 31, 2010, respectively, to secure public deposits and for other purposes required or permitted by law.

As of March 31, 2011 and December 31, 2010, there were no securities classified as held-to-maturity.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 8 Investment Securities (Continued)

For the three months ended March 31, 2010, net securities gains included $14 thousand in gains and no losses for debt securities held to maturity.

Note 9 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2011 and December 31, 2010, our FHLB stock totaled $46.4 million and $48.9 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as temporarily discontinued the repurchase of excess stock from members. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase of excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. In October 2010 and again in February 2011, the FHLB resumed the repurchase of excess stock from its members by repurchasing the lesser of 5% of the members total capital stock outstanding or its total excess capital stock. As a result, $2.5 million of the Company’s FHLB stock was repurchased in both October 2010 and February 2011. On April 29, 2011, the FHLB announced that it will repurchase additional stock. Accordingly, $2.3 million of the $46.4 million in stock owned by the Company at March 31, 2011 was repurchased by the FHLB. Decisions regarding any future repurchases of excess capital stock will be made by the FHLB on a quarterly basis.

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

Management reviewed the FHLB’s Form 10-K for the period ended December 31, 2010 filed with the SEC on March 18, 2011 in order to evaluate all of these considerations. First Commonwealth concluded that the par value

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Other Investments (Continued)

of its investment in FHLB stock is recoverable. Accordingly, no impairment charge was recorded on these securities for the three months ended March 31, 2011. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 10 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). In the first quarter of 2011, no other-than-temporary impairment charges were recognized and $1.9 million in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. In the first quarter of 2010, we recognized $2.8 million in other-than-temporary impairment charges on six trust preferred collateralized debt obligations. Additionally, $1.2 million in non-credit related gains on securities not expected to be sold was recorded in OCI.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Condensed Consolidated Statement of Operations, the “Change in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Non-credit related gains on securities not expected to be sold (recognized in other comprehensive income)” line represents the gains and losses on the securities resulting from factors other than credit. The non-credit related gain or loss is disclosed in the Condensed Consolidated Statement of Operations and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total noninterest income for the related period.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows indicate that it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 13, “Fair Values of Assets and Liabilities” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and fair values at March 31, 2011 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	$128,510	$(2,680)	$0	$0	$128,510	$(2,680)
Mortgage Backed Securities – Commercial	146	(2)	29	0	175	(2)
Other Government-Sponsored Enterprises	177,502	(1,198)	0	0	177,502	(1,198)
Corporate Securities	5,027	(84)	4,702	(161)	9,729	(245)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	27,598	(30,324)	27,598	(30,324)

Total Debt Securities	311,185	(3,964)	32,329	(30,485)	343,514	(34,449)
Equity Securities	0	0	0	0	0	0

Total Securities	$311,185	$(3,964)	$32,329	$(30,485)	$343,514	$(34,449)

The following table presents the gross unrealized losses and fair values at December 31, 2010 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	$105,304	$(2,986)	$0	$0	$105,304	$(2,986)
Mortgage Backed Securities – Commercial	182	(1)	0	0	182	(1)
Other Government-Sponsored Enterprises	126,531	(869)	0	0	126,531	(869)
Corporate Securities	4,482	(73)	5,827	(271)	10,309	(344)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,286	(32,444)	26,286	(32,444)

Total Debt Securities	236,499	(3,929)	32,113	(32,715)	268,612	(36,644)
Equity Securities	0	0	0	0	0	0

Total Securities	$236,499	$(3,929)	$32,113	$(32,715)	$268,612	$(36,644)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Impairment of Investment Securities (Continued)

At March 31, 2011, pooled trust preferred collateralized debt obligations accounted for 88% of total unrealized losses, fixed income securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises accounted for 11% of unrealized losses and corporate fixed income comprised 1%. There were no equity securities in an unrealized loss position.

The following table provides information related to our corporate securities as of March 31, 2011:

Corporate Securities

(Single Issue Trust Preferred Securities)

(dollars in thousands)

Name of Issuer	Name of Issuer’s Parent Company	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Current Moody’s/Fitch Issuer Ratings
BP Bank America Inst	Bank of America Corp	$1,021	$1,017	$(4)	Baa3/BBB
BP MBNA Capital	Bank of America Corp	1,024	1,002	(22)	Baa3/BBB
NB Capital Trust II	Bank of America Corp	3,066	3,008	(58)	Baa3/BBB
KeyCorp Capital II	KeyCorp	1,859	2,013	154	Baa3/BBB
First Empire Cap MTB	M&T Bank Corp	4,863	4,702	(161)	Baa2/BBB
First Union Instit Cap I	Wells Fargo Co.	3,000	3,073	73	Baa1/A

Total		$14,833	$14,815	$(18)

As of March 31, 2011, our corporate securities had an amortized cost and an estimated fair value of $14.8 million and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. Included in the corporate securities portfolio are investments which had a gross unrealized loss of $0.2 million as of March 31, 2011 and $0.3 million as of December 31, 2010. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of the issues in an unrealized loss position were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

As of December 31, 2010, our corporate securities were comprised of single issue trust preferred securities as well as some corporate debentures. The single issue trust preferred securities had an amortized cost and estimated fair value of $20.0 million, while our corporate debentures had a book value of $1.2 million and a fair value of $1.3 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Impairment of Investment Securities (Continued)

The following table provides information related to our pooled trust preferred collateralized debt obligations as of March 31, 2011:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a Percentage of Current Collateral	Excess Subordination as a Percentage of Current Performing Collateral
Pre TSL I	Senior	$2,323	$2,066	$(257)	A2/BBB	25	43%	333%
Pre TSL IV	Mezzanine	1,830	815	(1,015)	Ca/CCC	6	27%	30%
Pre TSL V (a)	Mezzanine	50	67	17	Caa3/D	3	100%	0%
Pre TSL VI (a)	Mezzanine	237	196	(41)	Ca/D	5	74%	600%
Pre TSL VII (a)	Mezzanine	4,012	2,402	(1,610)	Ca/C	19	68%	0%
Pre TSL VIII (a)	Mezzanine	1,619	793	(826)	C/C	35	45%	0%
Pre TSL IX(a)	Mezzanine	2,251	965	(1,286)	Ca/C	49	30%	0%
Pre TSL X (a)	Mezzanine	1,299	755	(544)	C/C	55	45%	0%
Pre TSL XII (a)	Mezzanine	5,389	2,747	(2,642)	Ca/C	77	33%	0%
Pre TSL XIII (a)	Mezzanine	11,816	4,281	(7,535)	Ca/C	65	33%	0%
Pre TSL XIV (a)	Mezzanine	12,523	4,621	(7,902)	Ca/C	64	35%	0%
MMCap I	Senior	7,472	6,080	(1,392)	A3/BBB	29	31%	224%
MMCap I (a)	Mezzanine	841	387	(454)	Ca/C	29	31%	5%
MM Comm IX	Mezzanine	6,310	1,490	(4,820)	Caa3/C	33	39%	0%

Total		$57,972	$27,665	$(30,307)

(a)	nonaccrual securities

As of March 31, 2011, the book value of our pooled trust preferred collateralized debt obligations totaled $58.0 million with a fair value of $27.7 million, which includes securities comprised of 360 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. Two of the pooled issues, representing $9.8 million of the $58.0 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2011, after taking into account management’s best estimates of future interest deferrals and defaults, nine of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 5% to 600% of the current performing collateral. As of March 31, 2011, ten of our pooled trust preferred collateralized obligations with a fair value of $17.2 million are not receiving full interest payments and therefore are reflected in the table on page 57 as nonperforming securities.

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Impairment of Investment Securities (Continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the first three months of 2011, no credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2011. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. For collateral issued by financial institutions with over $15 billion in asset size, our estimate of future cash flows includes a 15% prepayment rate in year 4 and a 2% prepayment rate thereafter. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 360 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Impairment of Investment Securities (Continued)

some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of March 31, 2011, default probabilities for performing collateral ranged from 0.33% to 95%.

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

Our cash flow analysis as of March 31, 2011, indicates no additional credit related other-than-temporary impairment has occurred on our pooled trust preferred securities since December 31, 2010. As a result, no other-than-temporary impairment charges were recognized in the first quarter of 2011. Based upon the analysis performed by management, it is probable that nine of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in 2008, 2009 and 2010. These securities are identified in the table on page 18 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of March 31, 2011 indicates it is probable that we will collect all contractual principal and interest payments.

Beginning in the fourth quarter of 2010, our estimate of future cash flows for the pooled trust preferred securities began to incorporate potential interest deferral cures. Incorporating potential cures would indicate that there is a probability that some of the banks currently deferring interest payments would resume payments after a five year deferral period. As a result of incorporating a potential cure, the probability of default assigned to the bank would be less than 100% after the fifth year of deferral, thus increasing the estimate of future cash flows. Determining which of the deferring banks should incorporate a potential cure and the probability of default used after year five for those banks are both dependent on a credit evaluation of the bank and a review of other relevant information such as the issuance of new capital. Prior to the fourth quarter of 2010, we did not incorporate potential cures when estimating future cash flows, therefore any bank that was deferring interest payments was assigned a 100% probability of default for all periods until maturity. The use of potential cures in estimating cash flows is attributable to an increase in the occurrence of actual cures and a decrease in the amount of new deferrals, both of which are indications that banking sector issues are stabilizing. Therefore, it is expected that some banks currently deferring interest will not default, but rather, will resume interest payments after their deferral period.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Impairment of Investment Securities (Continued)

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Balance, beginning (a)	$44,850	$36,161
Credit losses on debt securities for which other-than- temporary impairment was not previously recognized	0	0
Additional credit losses on debt securities for which other- than-temporary impairment was previously recognized	0	2,750

Balance, ending	$44,850	$38,911

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods. For the three months ended March 31, the beginning balance represents impairment losses taken before January 1 of the respective year.

In the first quarter of 2011 and 2010, there were no other-than-temporary impairment charges recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. Based on the results of this review, management believes that the equity securities in an unrealized loss position as of March 31, 2011 and 2010 are not other-than-temporarily impaired and will equal or exceed our cost basis within a reasonable period of time.

Note 11 Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Commercial, financial, agricultural and other	$906,824	$913,814
Real estate-construction	184,904	261,482
Real estate-residential	1,102,459	1,127,273
Real estate-commercial	1,336,903	1,354,074
Loans to individuals	543,180	561,440

Total loans	$4,074,270	$4,218,083

During the first three months of 2011, loans decreased $143.8 million or 3% compared to balances outstanding at December 31, 2010. Declines were experienced in all categories and can be attributed to the following: commercial, financial, agricultural and other decreased primarily due to weaker loan demand; real estate- construction declined as the result of the completion of $115.7 million in construction projects which upon

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

completion were moved to the real estate-commercial category; the decline in real estate residential loans can be attributed to planned runoff in this portfolio; real estate-commercial decreased largely as a result of payoffs by the conduit markets which provided longer term lower rate financing to several borrowers; and loans to individuals declined as the result of a seasonal reduction in indirect auto loans.

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

The use of creditworthiness categories to grade loans permits management’s use of migration analysis to estimate a portion of credit risk. The company’s internal creditworthiness grading system is based on experiences with similarly graded loans. Category ratings are reviewed each quarter, at which time management analyzes the results, as well as other external statistics and factors, to track the migration of loan performance. Loans that migrate towards higher risk rating levels generally have an increased risk of default, whereas, loans that migrate toward lower risk ratings generally will result in a lower risk factor being applied to those related loan balances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

Credit Quality Information (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2011
	Commercial, financial, agricultural and other	Real estate- construction	Real estate- residential	Real estate- commercial	Loans to individuals	Total
	(dollars in thousands)
Pass	$777,630	$109,501	$1,090,916	$1,051,763	$543,150	$3,572,960
Non-Pass
OAEM	31,212	10,703	6,265	83,977	11	132,168
Substandard	97,982	58,165	5,278	201,163	19	362,607
Doubtful	0	6,535	0	0	0	6,535

Total Non-Pass	129,194	75,403	11,543	285,140	30	501,310

Total	$906,824	$184,904	$1,102,459	$1,336,903	$543,180	$4,074,270

	December 31, 2010
	Commercial, financial, agricultural and other	Real estate- construction	Real estate- residential	Real estate- commercial	Loans to individuals	Total
	(dollars in thousands)
Pass	$778,260	$181,348	$1,115,825	$1,062,400	$561,360	$3,699,193
Non-Pass
OAEM	54,318	10,845	6,198	82,361	6	153,728
Substandard	81,236	60,712	5,250	209,313	74	356,585
Doubtful	0	8,577	0	0	0	8,577

Total Non-Pass	135,554	80,134	11,448	291,674	80	518,890

Total	$913,814	$261,482	$1,127,273	$1,354,074	$561,440	$4,218,083

Portfolio Risks

Credit quality of our loan portfolio represents significant risk to our earnings, capital, regulatory agency relationships, investment community and shareholder returns. First Commonwealth devotes a substantial amount of resources to managing this risk primarily through our credit administration department that develops and administers policies and procedures for underwriting, maintaining, monitoring and collecting activities. Credit administration is independent of lending departments and oversight is provided by the Credit Committee of the First Commonwealth Board of Directors.

The credit quality of all bank loan portfolios was negatively affected by the most recent economic recession. First Commonwealth’s loan portfolio incurred the most significant stress over the last two years in the out-of-market real estate construction portfolio that were generally of larger size in overvalued real estate markets such as Nevada, Florida, and Arizona and higher risk projects including condominiums, resorts and water parks. The

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

Portfolio Risks (Continued)

establishment of an independent credit administration department and recruitment of seasoned credit administration leaders in 2009 and 2010 was a fundamental step in improving credit quality which had a significantly detrimental effect to our financial performance over the past two years. Significant progress has been made with respect to staffing, structure, more disciplined underwriting, geographic markets and size of loan guidelines. However, our organization still has increased credit quality risks due to high levels of classified loans that need to be worked through to resolution, the large amount of loans exceeding recently established internal lending limits, and uncertain economic conditions.

Classified loans, or loans designated OAEM, substandard, doubtful, total $501.3 million at March 31, 2011 decreasing $17.6 million from December 31, 2010. These loans have been evaluated with respect to the adequacy of the allowance for credit losses which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates. The credit administration department continually monitors and evaluates those evolving factors in order to adjust the allowance for credit losses.

Our local markets of western Pennsylvania, which comprise 93% of our loan portfolio, have not been as intensely affected by the most recent economic recession as some other regions of the country and are evidencing a quicker economic recovery. We believe focusing on originating loans in our local markets will improve ongoing credit quality in the portfolios.

Risk factors associated with commercial real estate and construction related loans are monitored closely since this is an area that represents the most significant portion of the loan portfolio and has experienced the most stress during the economic downturn and has evidenced little recovery strength.

Credit quality measures as of March 31, 2011 were mixed as delinquency 90 days and greater and still accruing increased $2.0 million compared to December 31, 2010 while loans classified as non-pass decreased in all categories for a total of $17.6 million.

In addition, during the first quarter of 2011, eleven relationships were classified as troubled debt restructuring. These loans increased the nonperforming loans balance by $10.6 million and increased specific reserves by $2.3 million. The most significant addition was a $6.9 million commercial real estate loan for a retail strip development in western Pennsylvania which upon maturity of a balloon payment was provided a six month maturity extension.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

Age Analysis of Past Due Loans by Segment

The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2011 and December 31, 2010. Also included in these tables are loans that are 90 days or more past due and still accruing because they are either well-secured or in the process of collection.

	March 31, 2011
	30-59 Days past due	60-89 Days past due	90 Days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,241	$1,265	$1,178	$27,021	$31,705	$875,119	$906,824
Real estate-construction	701	101	0	45,734	46,536	138,368	184,904
Real estate-residential	6,562	2,278	10,795	2,264	21,899	1,080,560	1,102,459
Real estate-commercial	3,695	927	1,426	53,714	59,762	1,277,141	1,336,903
Loans to individuals	2,185	572	1,803	7	4,567	538,613	543,180

Total	$15,384	$5,143	$15,202	$128,740	$164,469	$3,909,801	$4,074,270

	December 31, 2010
	30-59 Days past due	60-89 Days past due	90 Days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,195	$513	$731	$25,586	$29,025	$884,789	$913,814
Real estate-construction	363	2,279	0	44,670	47,312	214,170	261,482
Real estate-residential	8,322	2,545	10,144	2,249	23,260	1,104,013	1,127,273
Real estate-commercial	5,076	5,302	459	43,586	54,423	1,299,651	1,354,074
Loans to individuals	2,745	848	1,869	60	5,522	555,918	561,440

Total	$18,701	$11,487	$13,203	$116,151	$159,542	$4,058,541	$4,218,083

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

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

Nonperforming loans increased $23.0 million to $140.5 million at March 31, 2011 compared to $117.5 million at December 31, 2010. Unfunded commitments related to nonperforming loans were $24.2 million at March 31, 2011 and an off balance sheet reserve of $0.2 million has been established for these commitments.

Significant impaired loans as of March 31, 2011 include the following:

•

$20.5 million, the remaining portion of a $44.1 million line of credit to a western Pennsylvania real estate developer. A settlement plan with the borrower and three other lenders was finalized in the fourth quarter of 2010 and resulted in an $8.0 million principal payment and a $15.4 million partial charge-off.

•

An $11.3 million commercial loan to a waste management company in Pennsylvania that experienced lower volumes during the economic downturn. We funded an additional $1.1 million to this company for construction of a new cell for the landfill in the first quarter of 2011.

•

A $10.0 million commercial real estate loan for an office building in western Pennsylvania. The borrower is experiencing cash flow problems as the result of two tenants not renewing their lease. Foreclosure proceedings were completed on the collateralized property in May of 2011.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

•

A $6.9 million loan on a retail strip development in western Pennsylvania that was classified as a troubled debt restructured loan as a result of a maturity extension provided for a balloon payment that was due in the first quarter of 2011. This loan is in accruing status and is current on principal and interest payments.

•

$5.7 million, the remaining portion of a $39.6 million construction loan for a Florida condominium project. Continued market deterioration and questions concerning the developer’s willingness and capacity to complete the project resulted in a decline in the estimated collateral value from an “as completed” to an “as is” raw land valuation. A $34.2 million charge-off was recorded on this loan in the second quarter of 2010 and an additional $0.7 million charge off was recorded in the first quarter of 2011.

•

$4.0 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. In addition to the $14.4 million in charge-offs previously recorded on this loan, a $1.4 million charge-off was recorded in the first quarter of 2011 as a result of an updated appraisal which showed continuing decline in real estate values.

•	A $3.1 million loan with a western Pennsylvania manufacturer that has filed for bankruptcy. The loan is primarily secured by real estate.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of March 31, 2011 and December 31, 2010. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated based on month-end balances of the loans of the period reported.

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,831	$4,570	$0
Real estate-construction	15,196	64,857	0
Real estate-residential	1,944	2,428	0
Real estate-commercial	16,349	16,670	0
Loans to individuals	7	7	0

Subtotal	35,327	88,532	0
With an allowance recorded:
Commercial, financial, agricultural and other	27,779	28,082	8,280
Real estate-construction	30,902	32,973	14,168
Real estate-residential	375	473	2
Real estate-commercial	46,081	46,722	9,915
Loans to individuals	0	0	0

Subtotal	105,137	108,250	32,365

Total	$140,464	$196,782	$32,365

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,963	$5,745	$0
Real estate-construction	14,319	62,317	0
Real estate-residential	1,961	2,534	0
Real estate-commercial	22,970	23,830	0
Loans to individuals	60	125	0

Subtotal	42,273	94,551	0

With an allowance recorded:
Commercial, financial, agricultural and other	23,118	38,940	6,709
Real estate-construction	30,351	34,954	11,855
Real estate-residential	344	344	56
Real estate-commercial	21,401	21,626	5,287
Loans to individuals	0	0	0

Subtotal	75,214	95,864	23,907

Total	$117,487	$190,415	$23,907

	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,408	$3	$3,791	$0
Real estate-construction	15,738	0	14,537	0
Real estate-residential	1,938	1	1,958	0
Real estate-commercial	18,989	11	12,905	4
Loans to individuals	25	0	15	0

Subtotal	38,098	15	33,206	4

With an allowance recorded:
Commercial, financial, agricultural and other	25,911	2	48,738	2
Real estate-construction	30,061	1	57,887	0
Real estate-residential	375	0	732	0
Real estate-commercial	32,242	13	15,215	0
Loans to individuals	0	0	0	0

Subtotal	88,589	16	122,572	2

Total	$126,687	$31	$155,778	$6

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. As of March 31, 2011, troubled debt restructured loans totaled $11.7 million. In 2011, 11 relationships, comprised of 21 loans, totaling $10.6 million were identified as troubled debt restructurings resulting in specific reserves of $2.3 million. As of December 31, 2010, troubled debt restructured loans totaled $1.3 million. In the first three months of 2010, there were no loan modifications determined to be troubled debt restructurings. The following table provides detail related to loans identified as troubled debt restructurings during the first three months of 2011:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled Debt Restructurings
Commercial, financial, agricultural, and other	8	$2,268	$2,267
Real estate-construction	3	354	364
Real estate-residential	0	0	0
Real estate-commercial	10	7,948	7,943
Loans to individuals	0	0	0

Total	21	$10,570	$10,574

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three Months Ended March 31, 2011
	Commercial, financial agricultural and other	Real estate- construction	Real estate- residential	Real estate- commercial	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229
Charge-offs	(960)	(4,999)	(1,104)	(766)	(779)	0	(8,608)
Recoveries	104	0	19	76	155	0	354
Provision	1,592	5,776	2,313	3,951	270	(85)	13,817

Ending balance	$22,436	$18,779	$6,682	$20,174	$3,861	$4,860	$76,792

Ending balance: individually evaluated for impaired	$8,280	$14,168	$2	$9,915	$0	$0	$32,365
Ending balance: collectively evaluated for impaired	$14,156	$4,611	$6,680	$10,259	$3,861	$4,860	$44,427

Loans:
Ending balance	$906,824	$184,904	$1,102,459	$1,336,903	$543,180		$4,074,270
Ending balance: individually evaluated for impaired	$29,165	$45,915	$946	$60,941	$0		$136,967
Ending balance: collectively evaluated for impaired	$877,659	$138,989	$1,101,513	$1,275,962	$543,180		$3,937,303

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 11 Loans and Allowance for Credit Losses (Continued)

	For the Three Months Ended March 31, 2010
	Commercial, financial agricultural and other	Real estate- construction	Real estate- residential	Real estate- commercial	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$31,369	$18,224	$5,847	$17,526	$4,731	$3,942	$81,639
Charge-offs	(851)	(3,713)	(1,544)	(999)	(1,069)	0	(8,176)
Recoveries	73	0	22	37	110	0	242
Provision	4,392	40,880	688	(1,979)	893	146	45,020

Ending balance	$34,983	$55,391	$5,013	$14,585	$4,665	$4,088	$118,725

Ending balance: individually evaluated for impaired	$23,619	$49,163	$8	$1,400	$0	$0	$74,190
Ending balance: collectively evaluated for impaired	$11,364	$6,228	$5,005	$13,185	$4,665	$4,088	$44,535

Loans:
Ending balance	$1,117,661	$426,916	$1,178,679	$1,316,312	$555,841		$4,595,409
Ending balance: individually evaluated for impaired	$52,137	$83,633	$1,966	$24,233	$0		$161,969
Ending balance: collectively evaluated for impaired	$1,065,524	$343,283	$1,176,713	$1,292,079	$555,841		$4,433,440

Note 12 Income Taxes

At March 31, 2011 and December 31, 2010, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2007 through 2010 were open for examination as of March 31, 2011.

Note 13 Fair Values of Assets and Liabilities

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Fair Values of Assets and Liabilities (Continued)

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

In accordance with FASB ASC Topic 820, First Commonwealth groups financial assets and financial liabilities measured at fair value in three levels based on the principal markets in which the assets and liabilities are transacted and the observability of the data points used to determine fair value. These levels are:

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

The fair values for Mortgage Backed Securities – Residential and Mortgage Backed Securities – Commercial were based on market data for these types of asset classes including broker quotes and trade and bid prices.

Obligations of States and Political Subdivisions fair value is based on pricing models that incorporated other benchmark quoted securities with similar issuer, credit support, state of issuance and credit rating.

The equity investments included in Level 2 are based on broker prices and are included in Level 2 because they are not traded on an active exchange market.

Other Investments is comprised of FHLB stock whose fair value is based on its par value. Additional information on FHLB stock is provided in Note 9, “Other investments.”

Interest rate derivatives are reported at fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 14, “Derivatives.”

For purposes of potential valuation adjustments to our derivative positions, First Commonwealth evaluates the credit risk of its counterparties as well as our own credit risk. Accordingly, we have considered factors such as the likelihood of default, expected loss given default, net exposures and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. We review our counterparty exposure quarterly, and when necessary, appropriate adjustments are made to reflect the exposure.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Fair Values of Assets and Liabilities (Continued)

We also utilize this approach to estimate our own credit risk on derivative liability positions. To date, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position.

The fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less costs to sell or an executed sales agreement.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are corporate securities, pooled trust preferred collateralized debt obligations, non-marketable equity investments and certain impaired loans.

The fair values for the corporate securities included in Level 3, which include our single issue trust preferred securities, were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. These valuations were classified as Level 3 due to the inactivity in the respective markets.

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

The fair value of the non-marketable equity investments included in Level 3 is based on par value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$0	$38,879	$0	$38,879
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	0	677,104	0	677,104
Mortgage Backed Securities – Commercial	0	224	0	224
Other Government-Sponsored Enterprises	0	234,818	0	234,818
Obligations of States and Political Subdivisions	0	3,701	0	3,701
Corporate Securities	0	0	14,815	14,815
Pooled Trust Preferred Collateralized Debt Obligations	0	0	27,665	27,665

Total Debt Securities	0	954,726	42,480	997,206
Equities	1,525	8,152	1,570	11,247

Total Securities Available for Sale	1,525	962,878	44,050	1,008,453
Other Investments	0	46,416	0	46,416
Other Assets (a)	0	13,945	0	13,945

Total Assets	$1,525	$1,023,239	$44,050	$1,068,814

Other Liabilities (a)	$0	$14,461	$0	$14,461

Total Liabilities	$0	$14,461	$0	$14,461

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Fair Values of Assets and Liabilities (Continued)

For the three months ended March 31, 2011, there were no transfers between fair value Levels 1 and 2.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$0	$40,593	$0	$40,593
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage Backed Securities – Residential	0	641,981	0	641,981
Mortgage Backed Securities – Commercial	0	233	0	233
Other Government-Sponsored Enterprises	0	183,887	0	183,887
Obligations of States and Political Subdivisions	0	47,476	343	47,819
Corporate Securities	0	0	21,376	21,376
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,352	26,352

Total Debt Securities	0	914,170	48,071	962,241
Equities	1,462	2,442	1,570	5,474

Total Securities Available for Sale	1,462	916,612	49,641	967,715
Other Investments	0	48,859	0	48,859
Other Assets (a)	0	15,939	0	15,939

Total Assets	$1,462	$981,410	$49,641	$1,032,513

Other Liabilities (a)	$0	$16,663	$0	$16,663

Total Liabilities	$0	$16,663	$0	$16,663

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Fair Values of Assets and Liabilities (Continued)

For the three month period ending March 31, 2011, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Securities Available for sale	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of quarter	$343	$21,376	$26,352	$1,570	$49,641
Total gains or losses
Included in earnings	4	314	0	0	318
Included in other comprehensive income	(20)	(175)	2,122	0	1,927
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	(327)	(6,700)	0	0	(7,027)
Settlements	0	0	(809)	0	(809)
Transfers into Level 3	0	0	0	0	0

Balance, end of quarter	$0	$14,815	$27,665	$1,570	$44,050

For the three month period ended March 31, 2011, there were no transfers between levels of fair value for available-for-sale securities.

For the three month period ending March 31, 2010, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Securities Available for sale	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of quarter	$3,600	$18,830	$29,730	$1,570	$53,730
Total gains or losses
Included in earnings	0	0	(2,750)	0	(2,750)
Included in other comprehensive income	28	2,137	1,187	0	3,352
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	0	0	0
Settlements	0	0	(6)	0	(6)
Transfers into Level 3	0	0	0	0	0

Balance, end of quarter	$3,628	$20,967	$28,161	$1,570	$54,326

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Fair Values of Assets and Liabilities (Continued)

For the three months ended March 31, 2010, there were no transfers between levels of fair value for available-for-sale securities

Losses of $2.8 million included in earnings for the three month period ended March 31, 2010, are attributable to the change in realized gains (losses) related to assets held at March 31, 2010. These amounts are reported in the lines “Net impairment losses” in the Condensed Consolidated Statements of Operations.

The table below presents the balances of assets measured at fair value on a non-recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Impaired loans	$0	$84,307	$32,954	$117,261
Other real estate owned	0	30,264	13	30,277

Total Assets	$0	$114,571	$32,967	$147,538

Impaired loans over $0.1 million are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. The fair value for impaired loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available.

The fair value for other real estate owned is determined by either an independent market based appraisal less costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned totaled $28.8 million as of March 31, 2011 and consisted primarily of a Pennsylvania based manufacturing plant with related real estate and equipment with a carrying value of $17.9 million as well as real estate located in central Pennsylvania with a carrying value of $4.0 million. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A goodwill impairment test for First Commonwealth was completed as of March 31, 2011. Based on this analysis, the fair value of First Commonwealth exceeded its book value. Additional information related to this measurement is provided in Note 15, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Fair Values of Assets and Liabilities (Continued)

FASB ASC 825-10, Transition Related to FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The methodologies for estimating the fair value of financial assets and financial liabilities are discussed below.

Cash and due from banks and Interest-bearing bank deposits: The carrying amounts for Cash and due from banks and Interest-bearing bank deposits approximate the fair values of such assets.

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

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at March 31, 2011 and $0.1 million at December 31, 2010. See Note 7, “Commitments and Letters of Credit,” for additional information.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Fair Values of Assets and Liabilities (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2011		December 31, 2010
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and due from banks	$75,448	$75,448	$69,854	$69,854
Interest-bearing bank deposits	57,871	57,871	4	4
Securities available for sale	1,008,453	1,008,453	967,715	967,715
Other investments	46,416	46,416	48,859	48,859
Loans	4,074,270	4,085,047	4,218,083	4,213,293

Financial Liabilities
Deposits	$4,629,968	$4,529,889	$4,617,852	$4,560,070
Short-term borrowings	155,342	150,129	187,861	182,931
Other Long-term debt	73,993	75,716	98,748	102,038
Subordinated debt	105,750	89,154	105,750	86,870

(a)	As reported in the Condensed Consolidated Statements of Financial Condition.

Note 14 Derivatives

First Commonwealth is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is calculated by taking into consideration the risk rating, probability of default and loss given default for all counterparties.

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

A liability of $0.5 million was recorded for credit risk on an aggregate notional amount outstanding of $179.4 million for interest rate derivatives and $125.4 million of risk participation agreements at March 31, 2011. Of the existing risk participation agreements, $22.4 million was participated to other financial institutions. The fair value of our derivatives is included in a table in Note 13 “Fair Values of Assets and Liabilities” in the line items “Other assets” and “Other liabilities.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 14 Derivatives (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$209	$(31)

Note 15 Goodwill

FASB ASC Topic 350, “Intangibles – Other” requires that goodwill be reviewed annually, or more frequently if circumstances indicate that it might be impaired, by comparing the fair value of the goodwill to its recorded value, or carrying value. If the carrying value of goodwill exceeds its fair value, an impairment charge must be recorded.

We consider First Commonwealth Financial Corporation to be one reporting unit. The carrying amount of goodwill as of March 31, 2011 and December 31, 2010 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2011 or 2010.

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

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value as of March 31, 2011.

When determining fair value in Step 1, we utilized an income approach and two market approaches and then applied weighting factors to each result. These weighting factors represent our best judgment of the weighting a market participant would utilize in arriving at a fair value.

The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results for the next five years assuming a change of control transaction. The analysis then calculates the present value of all excess cash flows generated by the Company, which are in excess of the minimum tangible capital ratio, plus the present value of a terminal sale value. There are numerous estimates and assumptions included in this approach, including discount rate, balance sheet growth, credit costs in our loan and investment portfolios, the level of future interest rates as well as other economic conditions. Additionally, the change of control transaction incorporates assumptions related to projected levels of earnings, integrated cost savings and certain transaction costs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

March 31, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 15 Goodwill (Continued)

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

As a result of the Step 1 analysis, it was determined at March 31, 2011, that the fair value of our goodwill exceeded its carrying value by more than 15% and therefore the Step 2 analysis was not necessary and no impairment charge was required. Management will continue to monitor events that could impact this conclusion in the future.

Note 16 New Accounting Pronouncements

In April 2011, FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The Update specifies that in order to constitute a restructuring as a troubled debt restructuring, a creditor must conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The amendment clarifies the guidance on a creditor’s evaluation of whether a concession is granted, whether a debtor is experiencing financial difficulties, and whether the creditor is precluded from using the effective interest rate test when evaluating whether the restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of this Update will require additional disclosure under ASU No 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” Management does not believe the adoption of this ASU will have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three months ended March 31, 2011 and 2010, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

•	further declines in the market value of investment securities that are considered to be other-than-temporary, which would negatively impact our earnings and capital levels;

•	increases in defaults by borrowers and other delinquencies, which could result in increases in our provision for credit losses and related expenses;

•	fluctuations in interest rates and market prices, which could reduce our net interest margin and asset valuations and increase our expenses;

•	further declines in the valuations of real estate, which could negatively affect the creditworthiness of our borrowers and the value of collateral securing our loans;

•	the assumptions used in calculating the appropriate amount to be placed into our allowance for credit losses may prove to be inaccurate;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

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

Business Summary

First Commonwealth is a financial holding company that is headquartered in Indiana, Pennsylvania with assets of approximately $5.8 billion at March 31, 2011, total loans of $4.1 billion, total deposits of $4.6 billion and shareholders’ equity of $752.1 million. First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank, which operates 115 community banking offices throughout western Pennsylvania and two loan production offices in downtown Pittsburgh and State College, Pennsylvania. The largest concentration of our branch offices are located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. We also provide trust and wealth management services and offer insurance products through First Commonwealth Bank and our other operating subsidiaries. First Commonwealth’s common stock trades on the NYSE under the symbol “FCF.”

The challenging economic environment and its effects on our commercial loan portfolio have negatively impacted our financial performance in 2010 and to a lesser extent the first quarter of 2011. Out-of-market loans and large exposures to a relatively small number of commercial borrowers represent a small portion of our total assets, but have had a disproportionate effect on earnings.

Although we have made progress on credit quality issues by reevaluating our internal credit limits, establishing concentration limits and refocusing geographically, we continue to see some credit quality challenges in the first quarter of 2011 as nonperforming loans increased $23.0 million and provision for credit losses totaled $13.8 million for the three months ended March 31, 2011. Management continues to focus on necessary steps to mitigate the risks of these exposures.

During the first three months of 2011, the profile of our balance sheet changed as weaker loan demand and large payoffs resulted in a decrease in loans of $143.8 million, or 3% while deposits increased $12.1 million or 0.3%. The growth in lower cost transaction and savings deposits and reduced loan volumes provided funds to pay down borrowings as they decreased $57.3 million, or 15%. The risk/reward for balance sheet leveraging activities has become less attractive in the current rate environment. These changes resulted in a decline in total assets, but are expected to reduce our exposure to liquidity and interest rate risk.

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

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Operations is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 45 for the three month periods ended March 31, 2011 and 2010.

Results of Operations

Net Income

For the three months ended March 31, 2011, First Commonwealth had net income of $5.2 million, or $0.05 per share, compared to a net loss of $13.2 million or $0.15 per share in the three months ended March 31, 2010. Net income for 2010 was negatively impacted by the level of provision for credit losses and other-than-temporary impairment charges. Results for 2011 reflect improvement in both of these areas as the provision for credit losses in the first three months of 2011 was $13.8 million, a decrease of $31.2 million or 69% compared to $45.0 million recorded in the comparable period of 2010. There were no other-than-temporary impairment charges for the three months ended March 31, 2011, compared to $2.8 million recorded in the same period in 2010.

Other items affecting results for the three months ended March 31, 2011 include a decrease of $6.5 million in the interest rate spread on a fully taxable equivalent basis and a decrease of $1.8 million in noninterest expense compared to the same period as last year. Noninterest income, excluding net impairment losses and net security gains, remained steady at $13.8 million for the both the three months ended March 31, 2011 and 2010.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, decreased $6.5 million, or 12%, in the first three months of 2011 as compared to the same period in 2010. The decrease in net interest income resulted from a $667.6 million decrease in interest-earning assets offset by an $839.7 million decrease in average interest-bearing liabilities. Positively affecting net interest income was a $172.1 million increase in average net free funds during the three months ended March 31, 2011 as compared to the same period in 2010. Average net free funds are the excess of average demand deposits, average other noninterest-bearing liabilities and average shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis, was 3.87% for both three month periods ended March 31, 2011 and 2010.

Comparing the first three months of 2011 with the same period in 2010, interest income, on a fully taxable equivalent basis, decreased $11.9 million, or 16%. Lower levels of interest-earning assets resulted in $8.9 million of the decrease in interest income while lower interest rates contributed $3.0 million of the decrease. Average investment securities decreased $175.3 million as proceeds from maturing securities and sales of municipal securities and single issue trust preferred securities provided liquidity to decrease average borrowings. Coupling

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

the decrease in average investments is a $27.7 million decrease in average interest-bearing deposits and a $464.6 million decrease in average loans. The taxable equivalent yield on interest-earning assets was 4.77% for the three months ended March 31, 2011, a decrease of 28 basis points from the 5.05% for the same period in 2010.

Interest expense, in the first three months of 2011 as compared to the same period in 2010, decreased $5.4 million or 32%, primarily due to a 24 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was 1.10% and 1.34% at March 31, 2011 and 2010, respectively. Lower interest rates resulted in a decrease in interest expense of $3.4 million, while a decrease in interest-bearing liabilities provided for a decrease in interest expense of $2.0 million. Interest-bearing liabilities decreased an average of $839.7 million, including $749.1 million decrease in average short-term borrowings, $168.0 million decrease in average time deposits and $48.9 million decrease in average long-term debt, offset by a $195.2 million increase in average lower costing transaction and savings deposits.

The following table reconciles interest income in the Condensed Consolidated Statements of Operations to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Operations	$59,469	$70,078
Adjustment to fully taxable equivalent basis	1,530	2,798

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	60,999	72,876
Interest expense	11,600	16,980

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$49,399	$55,896

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended March 31:

	Average Balance Sheets and Net Interest Income Analysis
	2011			2010
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$11,163	$9	0.34%	$38,815	$25	0.26%
Tax-free investment securities	17,358	286	6.69	198,749	3,309	6.75
Taxable investment securities	983,352	8,391	3.46	977,286	10,494	4.35
Loans, net of unearned income (b)(c)	4,171,083	52,313	5.09	4,635,712	59,048	5.17

Total interest-earning assets	5,182,956	60,999	4.77	5,850,562	72,876	5.05

Noninterest-earning assets:
Cash	73,902			75,494
Allowance for credit losses	(76,030)			(84,206)
Other assets	591,216			586,616

Total noninterest-earning assets	589,088			577,904

Total Assets	$5,772,044			$6,428,466

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$585,820	$134	0.09%	$599,736	$204	0.14%
Savings deposits (d)	1,866,142	1,966	0.43	1,725,885	3,554	0.84
Time deposits	1,471,492	7,436	2.05	1,639,524	9,822	2.43
Short-term borrowings	172,440	185	0.43	921,496	852	0.38
Long-term debt	185,142	1,879	4.12	234,082	2,548	4.41

Total interest-bearing liabilities	4,281,036	11,600	1.10	5,120,723	16,980	1.34

Noninterest-bearing
liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	687,041			618,177
Other liabilities	48,587			35,780
Shareholders’ equity	755,380			653,786

Total noninterest-bearing funding sources	1,491,008			1,307,743

Total Liabilities and Shareholders’ Equity	$5,772,044			$6,428,466

Net Interest Income and Net Yield on Interest-Earning Assets		$49,399	3.87%		$55,896	3.87%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31:

	Analysis of Changes in Net Interest Income
	Three Months Ended March 31, 2011 Compared with March 31, 2010
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(16)	$(18)	$2
Tax-free investment securities	(3,023)	(3,019)	(4)
Taxable investment securities	(2,103)	65	(2,168)
Loans	(6,735)	(5,923)	(812)

Total interest income (b)	(11,877)	(8,895)	(2,982)
Interest-bearing liabilities:
Interest-bearing demand deposits	(70)	(5)	(65)
Savings deposits	(1,588)	291	(1,879)
Time deposits	(2,386)	(1,007)	(1,379)
Short-term borrowings	(667)	(702)	35
Long-term debt	(669)	(532)	(137)

Total interest expense	(5,380)	(1,955)	(3,425)

Net interest income	$(6,497)	$(6,940)	$443

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the three months ended March 31, 2011 totaled $13.8 million, a decrease of $31.2 million as compared to the same period in 2010. The 2011 provision resulted primarily from updated collateral valuations obtained for two commercial real estate construction loans – one in Florida that was placed in nonperforming status during the third quarter of 2009 and one in eastern Pennsylvania for student housing that was placed in nonperforming status in the fourth quarter of 2010, an out-of market commercial real estate construction loan that migrated to nonperforming status during the first quarter of 2010, deterioration in a western Pennsylvania commercial loan that was placed in nonperforming status in the fourth quarter of 2009 and a commercial real estate loan for an office building in western Pennsylvania which was placed in nonperforming status during the first quarter of 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the three months ended:

	March 31, 2011		March 31, 2010
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial and agricultural	$1,592	11%	$4,392	10%
Real estate-construction	5,776	42	40,880	91
Real estate-residential	2,313	17	688	1
Real estate-commercial	3,951	29	(1,979)	(4)
Loans to individuals	270	2	893	2
Unallocated	(85)	(1)	146	0

Total	$13,817	100%	$45,020	100%

For the first three months of 2011, the provision related to commercial, financial and agricultural loans was primarily due to a $1.0 million provision on a $1.1 million loan related to a Pennsylvania business that operates natural gas wells.

The provision for credit losses related to real estate construction loans was primarily due to an increase in historical loss ratios utilized in the allowance for credit losses model as well as $1.9 million for a student housing project in eastern Pennsylvania and $1.4 million for a condominium construction project in south Florida, both as a result of updated appraisals.

The provision for residential real estate loans was primarily due to an updated historical loss analysis which measured the migration of loans from substandard accruing status to charge-off.

The provision for real estate-commercial loans totaled $4.0 million in the first three months of 2011, primarily due to $1.6 million allocated for a $9.7 million commercial office building in western Pennsylvania, $1.2 million reserved on a $2.5 million commercial real estate development in western Pennsylvania and $1.0 million provided for a $6.9 million retail strip development in western Pennsylvania.

Net credit losses were $8.3 million in the first three months of 2011 compared to $7.9 million for the same period in 2010. Net credit losses in 2011 included $5.0 million in charge-offs for commercial construction real estate relationships, including $1.6 million on a commercial real estate development loan in western Pennsylvania, $1.4 million as a result of a new appraisal on a Florida condominium project, $1.3 million related to a participation loan secured by real estate in Ohio and $0.7 million for a real estate construction loan for condominiums in Florida.

The allowance for credit losses was $76.8 million or 1.88% of total loans outstanding at March 31, 2011 compared to $71.2 million or 1.69% at December 31, 2010 and $118.7 million or 2.58% at March 31, 2010. The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is directionally consistent with the increase in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the three months ended:

	March 31, 2011	December 31, 2010	March 31, 2010
	(dollars in thousands)
Balance, beginning of period	$71,229	$85,646	$81,639
Loans charged off:
Commercial, financial and agricultural	960	19,344	851
Real estate-construction	4,999	109	3,713
Real estate-residential	1,104	1,553	1,544
Real estate-commercial	766	642	999
Loans to individuals	779	1,146	1,069

Total loans charged off	8,608	22,794	8,176

Recoveries of loans previously charged off:
Commercial, financial and agricultural	104	139	73
Real estate-construction	0	0	0
Real estate-residential	19	98	22
Real estate-commercial	76	44	37
Loans to individuals	155	96	110

Total recoveries	354	377	242

Net credit losses	8,254	22,417	7,934
Provision charged to expense	13,817	8,000	45,020

Balance, end of period	$76,792	$71,229	$118,725

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

The following table presents the components of noninterest income for the three months ended March 31:

	2011	2010
	(dollars in thousands)
Noninterest Income
Trust income	$1,718	$1,494
Service charges on deposit accounts	3,426	4,152
Insurance and retail brokerage commissions	1,562	1,862
Income from bank owned life insurance	1,357	1,257
Card related interchange income	2,800	2,320
Other income	2,888	2,696

Subtotal	13,751	13,781
Net securities gains	577	420
Net impairment losses	0	(2,750)

Total noninterest income	$14,328	$11,451

Total noninterest income for the three months ended March 31, 2011 increased $2.9 million, or 25%, compared to the same period in 2010, primarily due to a decline in net impairment losses. Noninterest income, excluding net security gains and net impairment losses, decreased $30 thousand.

There were no impairment losses recorded for the three month period ended March 31, 2011 compared to $2.8 million for the three months ended March 31, 2010. The decreased level of impairment charges on pooled trust preferred securities can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments as well as the effect of incorporating actual and projected cures of interest deferrals into the future cash flow analysis.

Service charges on deposit accounts decreased $0.7 million, or 17%, primarily due to a decline in overdraft fee income. Card related interchange income increased $0.5 million, or 21%, due to a higher consumer utilization of this product and new accounts. Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.

Trust income increased $0.2 million, or 15%, for the first three months of 2011 as compared to the same period of 2010 as a result of increased market values of assets under management and implementation of a new fee schedule in the second quarter of 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense

The following table presents the components of noninterest expense for the three months ended March 31:

	2011	2010
	(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$21,128	$22,327
Net occupancy expense	3,732	3,893
Furniture and equipment expense	3,180	3,165
Data processing expense	1,424	1,437
Pennsylvania shares tax expense	1,178	1,057
Intangible amortization	390	657
Collection and repossession expense	1,316	923
FDIC insurance	1,835	1,963
Other professional fees and services	1,125	1,166
Other operating expenses	6,121	6,651

Total noninterest expense	$41,429	$43,239

Total noninterest expense for the three months ended March 31, 2011 decreased $1.8 million, or 4%, compared to the same period in 2010.

Salaries and employee benefits decreased $1.2 million, or 5%, for the three months ended March 31, 2011 compared with the same period in 2010. The decrease is primarily attributable to a reduction in staffing levels as full time equivalent staff decreased to 1,519 at March 31, 2011 as compared to 1,626 at March 31, 2010.

Collection and repossession expense increased $0.4 million, or 43%, as a result of legal and consulting expenses related to the resolution of problem credits.

Other operating expenses decreased $0.5 million, or 8%, primarily as a result of a decline in the reserve for unfunded commitments for construction loans.

Income Tax

The provision for income taxes increased $12.2 million for the three months ended March 31, 2011, compared to the corresponding period in 2010. The higher provision for income taxes was primarily due to the increase in net income before tax of $30.7 million to $7.0 million for the three months ended March 31, 2011, as compared to a net loss of $23.7 million for the first three months of 2010.

We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the three months ended March 31, 2011. For the corresponding periods in 2010, we utilized the “discrete period approach” as permitted by ASC 740-270, “Income Taxes Interim Reporting” which is the statutory tax rate applied to the pretax income (loss) minus the tax benefits generated in the three month period ending March 31, 2010.

We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Income Tax (Continued)

income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an effective tax rate of 24.5% for the three months ending March 31, 2011.

As of March 31, 2011, our deferred tax assets totaled $68.6 million. Based on our evaluation as of March 31, 2011, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2011, proceeds from the maturity and redemption of investment securities totaled $127.1 million and provided funds used to pay down borrowings in order to mitigate and better manage liquidity and interest rate risk. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established an Asset and Liability Management Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department who monitors liquidity using such measures as liquidity coverage ratios, liquidity gap ratios and noncore funding ratios.

We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program and the reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of March 31, 2011, we held $70.3 million in brokered CDARS certificates of deposits as part of an ALCO strategy to increase and diversify funding sources. The CDARS certificates of deposits provided reasonable cost funding alternatives with a weighted average rate of 0.47% and an average maturity term of 90 days as of March 31, 2011.

We have increased our borrowing capacity at the Federal Reserve Bank (“FRB”) by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Liquidity (Continued)

collateral at the FHLB, as collateral for borrowings at the FRB. At March 31, 2011, our borrowing capacity at the FRB related to this program was $650.0 million and there were no amounts outstanding. Additionally, as of March 31, 2011, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.0 billion and as of that date outstanding borrowings totaled $70.5 million. We can also raise cash through the sale of interest-earning assets, such as loans and marketable securities, or the sale of debt or equity securities in the capital markets.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of March 31, 2011. Additionally, we guarantee a $3.1 million ESOP loan. We are currently not meeting debt covenants for the line of credit related to return on average assets and nonperforming loans to total loans and for the ESOP loan for nonperforming loans to total loans and allowance for loan loss to nonperforming loans. We are working with the lenders and expect to either obtain a waiver or a modification for these covenants.

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first three months of 2011, total deposits increased $12.1 million, available-for-sale investments increased $40.7 million and loans decreased $143.8 million. These balance sheet changes provided funds used to decrease borrowings by $57.3 million since December 31, 2010. The following table shows a breakdown of the components of First Commonwealth’s interest-bearing deposits:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Interest-bearing demand deposits	$90,554	$95,260
Savings deposits	2,354,288	2,335,773
Time deposits	1,451,395	1,479,930

Total interest-bearing deposits	$3,896,237	$3,910,963

At March 31, 2011, noninterest-bearing deposits increased by $26.8 million and interest-bearing deposits decreased $14.7 million compared to December 31, 2010. The decrease in interest-bearing deposits is primarily due to a $28.5 million and $4.7 million decrease in time deposits and interest-bearing demand deposits, respectively, which was partially offset by a $18.5 million increase in savings deposits.

Liquidity sources, including deposit customer confidence, are influenced by capital positions and financial performance. At March 31, 2011 our regulatory capital measurements exceeded well capitalized guidelines.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.79 at March 31, 2011 and December 31, 2010. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,992,298	$150,059	$293,318	$2,435,675	$1,466,678	$171,917
Investments	103,839	104,955	119,845	328,639	478,313	246,469
Other interest-earning assets	57,871	0	0	57,871	0	0

Total interest-sensitive assets (ISA)	2,154,008	255,014	413,163	2,822,185	1,944,991	418,386

Certificates of deposit	345,113	356,480	186,558	888,151	552,031	11,145
Other deposits	2,444,910	0	0	2,444,910	0	0
Borrowings	230,751	143	290	231,184	63,890	40,012

Total interest-sensitive liabilities (ISL)	3,020,774	356,623	186,848	3,564,245	615,921	51,157

Gap	$(866,766)	$(101,609)	$226,315	$(742,060)	$1,329,070	$367,229

ISA/ISL	0.71	0.72	2.21	0.79	3.16	8.18
Gap/Total assets	15.04	1.76	3.93	12.87	23.06	6.37

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Market Risk (Continued)

	December 31, 2010
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

	March 31, 2011
	- 200	- 100	+ 100	+ 200
	(dollars in thousands)
Net interest income change (12 months):	$(4,331)	$(252)	$1,689	$4,087

	December 31, 2010
	- 200	- 100	+100	+200
	(dollars in thousands)
Net interest income change (12 months):	$(5,245)	$(1,143)	$1,341	$4,066

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 to 25 basis point range. Results of the 100 and 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three month periods ended March 31, 2011 and 2010, the cost of our interest-bearing liabilities averaged 1.10% and 1.34%, respectively and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.77% and 5.05%, respectively.

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

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first quarter of 2011, eleven relationships totaling $10.6 million were identified as troubled debt restructurings resulting in specific reserves of $2.3 million.

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

The allowance for credit losses was $76.8 million at March 31, 2011 or 1.88% of loans outstanding compared to 1.69% reported at December 31, 2010 and 2.58% at March 31, 2010. The allowance for credit losses as a percentage of nonperforming loans was 55% as of March 31, 2011 compared to 61% at December 31, 2010 and 71% at March 31, 2010. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $32.4 million related to nonperforming loans covering 23% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following table identifies amounts of loan losses and nonperforming loans and securities:

	March 31,				December 31,
	2011		2010		2010
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$128,740		$166,779		$116,151
Troubled debt restructured loans	11,724		609		1,336

Total nonperforming loans	$140,464		$167,388		$117,487

Loans past due in excess of 90 days and still accruing	$15,202		$13,371		$13,203
Other real estate owned	$28,768		$23,191		$24,700
Loans outstanding at end of period	$4,074,270		$4,595,409		$4,218,083
Average loans outstanding	$4,171,083	(a)	$4,635,712	(a)	$4,467,338	(b)
Nonperforming loans as a percentage of total loans	3.45%		3.64%		2.79%
Provision for credit losses	$13,817	(a)	$45,020	(a)	$61,552	(b)
Allowance for credit losses	$76,792		$118,725		$71,229
Net credit losses (year to date)	$8,254	(a)	$7,934	(a)	$71,962	(b)
Net credit losses as a percentage of average loans outstanding (annualized)	0.80%		0.69%		1.61%
Provision for credit losses as a percentage of net credit losses	167.40	%(a)	567.43	%(a)	85.53	%(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.88%		2.58%		1.69%
Allowance for credit losses as a percentage of nonperforming loans	54.67%		70.93%		60.63%
Nonperforming Securities:
Nonaccrual securities at market value	$17,214		$6,553		$15,823

(a)	For the three month period ended
(b)	For the twelve month period ended

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	As of March 31, 2011		As of December 31, 2010
	Outstanding Balance	Percentage of Total Portfolio	Outstanding Balance	Percentage of Total Portfolio
	(dollars in thousands)
Commercial, financial, agricultural and other	$906,824	22%	$913,814	22%
Real estate-construction	184,904	5	261,482	6
Real estate-residential	1,102,459	27	1,127,273	27
Real estate-commercial	1,336,903	33	1,354,074	32
Loans to individuals	543,180	13	561,440	13
Total loans, net of unearned income	$4,074,270	100%	$4,218,083	100%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

	For Three Months Ended March 31, 2011			As of March 31, 2011
	Net Charge-offs	Percentage of Total Net Charge-offs	Net Charge- offs as a Percentage of Average Loans	Nonperforming Loans	Percentage of Total Nonperforming	Nonperforming Loans as a Percentage of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$856	10.37%	0.08%	$29,610	21.08%	0.73%
Real estate-construction	4,999	60.56	0.49	46,098	32.82	1.13
Real estate-residential	1,085	13.15	0.10	2,319	1.65	0.06
Real estate-commercial	690	8.36	0.07	62,430	44.45	1.53
Loans to individuals	624	7.56	0.06	7	0.00	0.00

Total loans, net of unearned income	$8,254	100.00%	0.80%	$140,464	100.00%	3.45%

As the above table illustrates, three categories of loans, commercial, financial, agricultural and other, real estate-construction, and real estate-commercial were a significant portion of the nonperforming loans as of March 31, 2011.

Commercial, financial, agricultural and other loans were 22% of total loans and 21% of total nonperforming loans. Of the $29.6 million nonperforming loans in this category, $20.5 million is related to a line of credit issued to a western Pennsylvania real estate developer. For the three months ended March 31, 2011, net charge-offs for this category totaled $0.9 million as a result of $1.0 million in charge-offs which were offset by $0.1 million in recoveries.

Real estate construction loans, which represent only 5% of total loans, were 61% of net charge-offs during the three months ended March 31, 2011 and 33% of total nonperforming loans as of March 31, 2011. In the real estate construction category, loans generated outside of Pennsylvania represented 41% of nonperforming loans and 40% of the charge-offs for that category for the three months ended March 31, 2011. Nonperforming real estate construction loans totaled $46.1 million as of March 31, 2011, of which, $9.7 million related to two separate condominium projects in Florida, $9.6 related to a student housing construction project in eastern Pennsylvania and $8.6 million related to development for a Nevada resort.

Real estate commercial loans, which represent 33% of total loans, were 44% of total nonperforming loans as of March 31, 2011. Nonperforming real estate commercial loans totaled $62.4 million as of March 31, 2011, of which the largest portions relate to a $10.0 million loan for an office building in western Pennsylvania, a $11.3 million loan for a waste management company based in Pennsylvania, a $9.7 million loan for an office complex in western Pennsylvania, a $7.2 million loan for condominium project in North Carolina, and a $6.9 million loan for a retail strip development in western Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following table for real estate construction, real estate commercial, and commercial, financial, agricultural and other loans shows the percentage of such loans at March 31, 2011 that had been generated in and out of Pennsylvania; the percentage of net charge-offs for the three months ended March 31, 2011; and the percentage of nonperforming loans as of March 31, 2011 attributable to loans in and out of Pennsylvania:

	Percentage of Loans In Category	Percentage of Net Charge-offs In Category		Percentage of Nonperforming Loans In Category
Commercial, financial, agricultural and other
Loans in Pennsylvania	85%	103%		98%
Loans out of Pennsylvania	15%	(3	)%(a)	2%
Real estate-construction
Loans in Pennsylvania	73%	60%		59%
Loans out of Pennsylvania	27%	40%		41%
Real estate-commercial
Loans in Pennsylvania	92%	100%		88%
Loans out of Pennsylvania	8%	0%		12%

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

Capital Resources

At March 31, 2011, shareholders’ equity was $752.1 million, an increase of $2.4 million from December 31, 2010. The increase was primarily the result $5.2 million net income netted against $3.1 million of dividends paid to shareholders. Additionally, other comprehensive income decreased $0.2 million due to changes in the fair value of available-for-sale investments and unearned ESOP shares decreased $0.5 million.

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

The federal banking regulatory agencies have issued risk-based capital adequacy guidelines, which are designed principally as a measure of credit risk. These guidelines require: (1) at least 50% of a banking organization’s total capital be common and other “core” equity capital (“Tier I Capital”); (2) assets and off-balance-sheet items be weighted according to risk; (3) the total capital to risk-weighted assets ratio be at least 8%; and (4) a minimum leverage ratio of Tier I capital to average total assets of 4%. First Commonwealth and its banking subsidiary are “well capitalized” as defined by these regulatory risk based capital guidelines; however, we may raise additional capital in the future as necessitated by market conditions and our financial condition, to fund growth in interest-earning assets or to expand our market area or product offerings through acquisitions or de novo expansion.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Capital Resources (Continued)

The table below presents First Commonwealth’s capital position at March 31, 2011.

	Actual		Regulatory Minimum		Well Capitalized		Excess Over Well Capitalized Capital Amount
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk-Weighted Assets
First Commonwealth Financial Corporation	$718,657	14.6%	$392,689	8.0%	N/A	N/A	N/A
First Commonwealth Bank	673,486	13.9	388,855	8.0	$486,069	10.0%	$187,417
Tier I Capital to Risk-Weighted Assets
First Commonwealth Financial Corporation	$656,915	13.4%	$196,345	4.0%	N/A	N/A	N/A
First Commonwealth Bank	612,344	12.6	194,428	4.0	$291,641	6.0%	$320,703
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$656,915	11.8%	$223,067	4.0%	N/A	N/A	N/A
First Commonwealth Bank	612,344	11.1	221,254	4.0	$276,568	5.0%	$335,776

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10%, 6% and 5%, respectively. At March 31, 2011, First Commonwealth’s banking subsidiary exceeded those requirements.

On April 20, 2011, First Commonwealth Financial Corporation declared a quarterly dividend of $0.03 per share payable on May 16, 2011. This level of dividend provides for the strengthening of capital through retained earnings during a time of unprecedented uncertainty and market volatility. Whether to increase the dividend level throughout 2011 will be dependent on both consistent earnings and continued improvement in economic conditions.

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

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
10.1	2011 Annual Incentive Plan	Filed herewith

10.2	2011-2013 Long-Term Incentive Plan	Filed herewith

10.3	Director Retainer Plan	Filed herewith

10.4	Amended and Restated By-Laws and Articles of Incorporation	Exhibit 10.2 to the Form 8-K filed January 28, 2010

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: May 10, 2011	/s/ John J. Dolan
John J. Dolan President and Chief Executive Officer

DATED: May 10, 2011	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer