Form 10-Q
period 2011-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2011-08-05
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 1, 2011, was 104,906,994.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011	December 31, 2010
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$78,187	$69,854
Interest-bearing bank deposits	52,320	4
Securities available for sale, at fair value	1,009,332	967,715
Other investments	44,095	48,859
Loans held for sale	823	0
Loans:
Portfolio loans	3,992,058	4,218,083
Allowance for credit losses	(75,166)	(71,229)

Net loans	3,916,892	4,146,854

Premises and equipment, net	66,776	66,981
Other real estate owned	36,507	24,700
Goodwill	159,956	159,956
Amortizing intangibles, net	4,597	5,376
Other assets	321,817	322,543

Total assets	$5,691,302	$5,812,842

Liabilities
Deposits (all domestic):
Noninterest-bearing	$730,049	$706,889
Interest-bearing	3,806,099	3,910,963

Total deposits	4,536,148	4,617,852
Short-term borrowings	161,935	187,861

Subordinated debentures	105,750	105,750
Other long-term debt	73,352	98,748

Total long-term debt	179,102	204,498

Other liabilities	52,041	52,854

Total liabilities	4,929,226	5,063,065

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued and 104,906,994 shares outstanding at June 30, 2011; 105,515,079 shares issued and 104,846,194 shares outstanding at December 31, 2010	105,563	105,515
Additional paid-in capital	366,266	366,488
Retained earnings	297,796	291,492
Accumulated other comprehensive income (loss), net	2,509	(2,458)
Treasury stock (656,461 and 668,885 shares at June 30, 2011 and December 31, 2010)	(7,458)	(7,660)
Unearned ESOP shares	(2,600)	(3,600)

Total shareholders’ equity	762,076	749,777

Total liabilities and shareholders’ equity	$5,691,302	$5,812,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$49,379	$57,367	$100,262	$114,775
Interest and dividends on investments:
Taxable interest	8,558	9,664	16,932	20,131
Interest exempt from federal income taxes	13	1,839	199	3,990
Dividends	12	19	29	46
Interest on bank deposits	27	48	36	73

Total interest income	57,989	68,937	117,458	139,015

Interest Expense
Interest on deposits	9,093	13,067	18,629	26,647
Interest on short-term borrowings	178	616	363	1,468

Interest on subordinated debentures	1,386	1,390	2,769	2,765
Interest on other long-term debt	447	1,268	943	2,441

Total interest on long-term debt	1,833	2,658	3,712	5,206

Total interest expense	11,104	16,341	22,704	33,321

Net Interest Income	46,885	52,596	94,754	105,694
Provision for credit losses	9,112	4,010	22,929	49,030

Net Interest Income after Provision for Credit Losses	37,773	48,586	71,825	56,664

Noninterest Income
Change in fair value on impaired securities	448	190	2,317	(1,327)
Non-credit related gains on securities not expected to be sold (recognized in other comprehensive income)	(448)	(2,300)	(2,317)	(3,533)

Net impairment losses	0	(2,110)	0	(4,860)
Net securities gains	1,608	562	2,185	982
Trust income	1,764	1,398	3,482	2,892
Service charges on deposit accounts	3,748	4,603	7,174	8,755
Insurance and retail brokerage commissions	1,616	1,866	3,178	3,728
Income from bank owned life insurance	1,390	1,301	2,747	2,558
Letter of credit fees	892	748	1,526	1,367
Gain on sale of assets	1,251	116	1,482	413
Card related interchange income	3,042	2,686	5,842	5,006
Other income	1,753	1,479	3,776	3,259

Total noninterest income	17,064	12,649	31,392	24,100

Noninterest Expense
Salaries and employee benefits	21,546	21,047	42,674	43,374
Net occupancy expense	3,495	3,539	7,227	7,432
Furniture and equipment expense	3,135	3,101	6,315	6,266
Data processing expense	1,525	1,478	2,949	2,915
Pennsylvania shares tax expense	1,434	1,457	2,612	2,514
Intangible amortization	389	576	779	1,233
Collection and repossession expense	1,726	794	3,042	1,717
Other professional fees and services	1,099	1,062	2,224	2,228
FDIC insurance	1,248	2,012	3,083	3,975
Loss on sale or write-down of assets	4,214	2,314	4,515	2,397
Other operating expenses	5,889	6,298	11,709	12,866

Total noninterest expense	45,700	43,678	87,129	86,917

Income (Loss) Before Income Taxes	9,137	17,557	16,088	(6,153)
Income tax provision (benefit)	1,718	4,015	3,423	(6,527)

Net Income	$7,419	$13,542	$12,665	$374

Average Shares Outstanding	104,686,072	85,777,550	104,652,472	85,405,715
Average Shares Outstanding Assuming Dilution	104,686,072	85,788,566	104,653,604	85,412,371
Per Share Data:
Basic Earnings per Share	$0.07	$0.15	$0.12	$0.00
Diluted Earnings per Share	0.07	0.15	0.12	0.00
Cash Dividends Declared per Common Share	0.03	0.01	0.06	0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Comprehensive income
Net income				12,665				12,665
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period					4,881			4,881
Non-credit related gains on securities not expected to be sold					1,506			1,506
Reclassification adjustment for gains on securities included in net income					(1,420)			(1,420)

Total other comprehensive income								$4,967

Total comprehensive income								$17,632

Cash dividends declared ($0.06 per share)				(6,278)				(6,278)
Net decrease in unearned ESOP shares							1,000	1,000
ESOP market value adjustment ($472, net of $165 tax benefit)			(307)					(307)
Discount on dividend reinvestment plan purchases			(32)					(32)
Tax benefit of stock options exercised			6					6
Treasury stock acquired	(1,336)					(9)		(9)
Treasury stock reissued	13,760		0	(83)		155		72
Restricted stock	25,000	25	(10)	0		56		71
Common stock issuance	23,376	23	121			0		144

Balance at June 30, 2011	104,906,994	$105,563	$366,266	$297,796	$2,509	$(7,458)	$(2,600)	$762,076

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)

(dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2009	85,151,875	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Comprehensive income
Net income				374				374
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period					6,431			6,431
Non-credit related gains on securities not expected to be sold					2,297			2,297
Reclassification adjustment for losses on securities included in net income					2,553			2,553

Total other comprehensive income								$11,281

Total comprehensive income								$11,655

Cash dividends declared ($0.04 per share)				(3,402)				(3,402)
Net decrease in unearned ESOP shares							1,000	1,000
ESOP market value adjustment ($500, net of $175 tax benefit)			(325)					(325)
Discount on dividend reinvestment plan purchases			(22)					(22)
Treasury stock acquired	(1,291)					(8)		(8)
Treasury stock reissued	690,537		656	(4,552)		7,808		3,912
Restricted stock	30,120	0	0	(168)		297		129
Common stock issuance	370,898	371	2,129					2,500

Balance at June 30, 2010	86,242,139	$86,971	$303,961	$271,139	$5,236	$(8,457)	$(4,600)	$654,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Operating Activities
Net income	$12,665	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,929	49,030
Deferred tax expense (benefit)	211	(7,526)
Depreciation and amortization	4,827	5,579
Net losses on securities and other assets	1,384	3,634
Net amortization (accretion) of premiums and discounts on securities	460	(97)
Net amortization of premiums and discounts on long-term debt	(69)	(529)
Income from increase in cash surrender value of bank owned life insurance	(2,747)	(2,558)
Decrease in interest receivable	1,085	2,111
Decrease in interest payable	(558)	(146)
(Decrease) increase in income tax payable	(894)	1,970
Other-net	(122)	8,452

Net cash provided by operating activities	39,171	60,294

Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	0	14,520
Transactions with securities available for sale:
Proceeds from sales	69,926	70,043
Proceeds from maturities and redemptions	229,515	224,717
Purchases	(331,702)	(121,309)
Proceeds from the redemption of FHLB stock	4,764	0
Proceeds from bank owned life insurance	88	0
Proceeds from sale of loans	4,402	0
Proceeds from sales of other assets	5,513	4,468
Net decrease in loans	181,216	158,234
Purchases of premises and equipment	(4,230)	(2,908)

Net cash provided by investing activities	159,492	347,765

Financing Activities
Net decrease in federal funds purchased	(12,800)	(87,550)
Net decrease in other short-term borrowings	(13,126)	(515,700)
Net (decrease) increase in deposits	(81,657)	202,929
Repayments of other long-term debt	(24,328)	(61,919)
Proceeds from issuance of long-term debt	0	50,000
Proceeds from issuance of common stock	144	2,500
Discount on dividend reinvestment plan purchases	(32)	(22)
Dividends paid	(6,278)	(3,402)
Proceeds from reissuance of treasury stock	72	3,912
Purchase of treasury stock	(9)	(8)

Net cash used in financing activities	(138,014)	(409,260)

Net increase (decrease) in cash and cash equivalents	60,649	(1,201)
Cash and cash equivalents at January 1	69,858	89,559

Cash and cash equivalents at June 30	$130,507	$88,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year of 2011. These interim financial statements should be read in conjunction with First Commonwealth’s 2010 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.

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

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Condensed Consolidated Statements of Changes in Shareholders’ Equity:

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$7,509	$(2,628)	$4,881	$9,895	$(3,464)	$6,431
Non-credit related gains on securities not expected to be sold	2,317	(811)	1,506	3,533	(1,236)	2,297
(Gains) losses realized in net income	(2,185)	765	(1,420)	3,928	(1,375)	2,553

Net unrealized gains	7,641	(2,674)	4,967	17,356	(6,075)	11,281

Other comprehensive income	$7,641	$(2,674)	$4,967	$17,356	$(6,075)	$11,281

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 2 Supplemental Comprehensive Income Disclosures (Continued)

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$9,125	$(3,193)	$5,932	$5,990	$(2,097)	$3,893
Non-credit related gains on securities not expected to be sold	448	(157)	291	2,300	(805)	1,495
(Gains) losses realized in net income	(1,608)	563	(1,045)	1,583	(554)	1,029

Net unrealized gains	7,965	(2,787)	5,178	9,873	(3,456)	6,417

Other comprehensive income	$7,965	$(2,787)	$5,178	$9,873	$(3,456)	$6,417

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on noncash investing and financing activities:

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash paid (received) during the year for:
Interest	$23,377	$34,071
Income taxes	3,900	(1,184)
Noncash investing and financing activities:
ESOP loan reductions	$1,000	$1,000
Loans transferred to other real estate owned and repossessed assets	20,640	1,769
Loans transferred from held to maturity to available for sale	823	0
Gross increase in market value adjustment to securities available for sale	7,631	17,356
Transfer of securities from held to maturity to available for sale	0	22,433

Correction of Prior Period Error in Cash Flow

For certain reporting periods in 2010, we erroneously presented the proceeds from the sale of certain available-for-sale securities within the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available-for-sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows, instead of within the “Proceeds from Sales” sub-line item of “Transactions with securities available-for-sale.” In addition, we erroneously presented the proceeds from the call of a held-to-maturity bond within the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available-for-sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows instead of within the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities held-to-maturity.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 3 Supplemental Cash Flow Disclosures (Continued)

Correction of Prior Period Error in Cash Flow (Continued)

The errors for the six-months ended June 30, 2010, have been corrected in the 2010 Consolidated Statements of Cash Flows presented on page 7 by removing the transactions from the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available for sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows, and including these transactions within the “Proceeds from Sales” sub-line item of “Transactions with securities available-for-sale.” Additionally, the proceeds from the call of the held-to-maturity bond was reclassified from the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available-for-sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows to the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities held-to-maturity.”

We have not amended or restated any prior period filings as this error does not impact our reported net income, net cash flows, or shareholders’ equity and was not considered material. While the six-month period of 2010 is corrected in this Form 10-Q, the corrections to the nine-month period ended September 30, 2010 and the year ended December 31, 2010, will be reflected in future filings of our September 30, 2011 Form 10-Q and our December 31, 2011 Form 10-K, respectively.

The effects of the correction of this error on the sub-lines within the Investing Activities section of the Consolidated Statements of Cash Flows for each respective period, is reflected below.

	For the Six Months Ended June 30, 2010	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2010
	(dollars in thousands)
Consolidated Statement of Cashflows
Investing Activities
Transactions with securities held-to-maturity:
Proceeds from maturities and redemptions
Original	$13,063	$13,063	$14,376
Revised	14,520	14,520	14,520
Transactions with securities available-for-sale:
Proceeds from sales
Original	19,019	26,754	28,573
Revised	70,043	141,585	143,503
Proceeds from maturities and redemptions
Original	277,198	460,561	547,761
Revised	224,717	344,273	430,115

In accordance with current presentation in the Consolidated Statements of Cash Flows, we have reclassified $2.6 million related to the redemption of FHLB stock from proceeds from maturities and redemptions of available-for-sale securities to a separate line item. This reclassification decreases the proceeds from maturities and redemptions of available for sale securities for the year ended December 31, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 4 Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding	105,558,574	86,907,241	105,536,947	86,765,809
Average treasury stock shares	(656,461)	(746,060)	(660,206)	(964,527)
Average unearned ESOP shares	(181,835)	(337,626)	(198,285)	(352,623)
Average unearned nonvested shares	(34,206)	(46,005)	(25,984)	(42,944)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	104,686,072	85,777,550	104,652,472	85,405,715
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	0	11,016	0	6,656
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	0	0	1,132	0

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	104,686,072	85,788,566	104,653,604	85,412,371

At June 30, 2011, there were options to purchase 546,270 shares of common stock outstanding, at a price ranging from $6.36 per share to $14.55 per share and common stock equivalents outstanding of 20,725 shares at a price ranging from $5.70 per share to $6.82 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At June 30, 2010, there were options to purchase 656,686 shares of common stock outstanding, at a price ranging from $5.29 per share to $14.55 per share and common stock equivalents outstanding of 4,218 shares at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 5 Variable Interest Entities

As defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation, Overall,” a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under ASC 810-10, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

First Commonwealth’s VIEs are evaluated under the guidance included in FASB Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” These VIEs include qualified affordable housing projects that First Commonwealth has invested in as

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 5 Variable Interest Entities (Continued)

part of its community reinvestment initiatives. We periodically assess whether or not our variable interests in the VIE, based on qualitative analysis, provide us with a controlling interest in the VIE. The analysis includes an assessment of the characteristics of the VIE. We do not have a controlling financial interest in the VIE, which would require consolidation of the VIE, as we do not have the following characteristics: (1) the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$879	$925

Note 6 Commitments and Contingent Liabilities

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

The following table identifies the notional amount of those instruments at:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,339,912	$1,471,692
Financial standby letters of credit	52,455	64,348
Performance standby letters of credit	74,927	79,140
Commercial letters of credit	20	20

The current notional amounts outstanding as of June 30, 2011 include financial standby letters of credit of $0.9 million and performance standby letters of credit of $0.8 million issued during the first six months of 2011. There were no commercial letters of credit issued during the first six months of 2011. A liability of $0.1 million was recorded as of June 30, 2011 and December 31, 2010, which represents the fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued. See Note 12, “Fair Value of Assets and Liabilities,” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 6 Commitments and Contingent Liabilities (Continued)

Commitments and letters of credit (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. An evaluation of the credit risk in these instruments resulted in the recording of a liability of $0.8 million as of June 30, 2011 and $1.4 million as of December 31, 2010. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Legal proceedings

McGrogan v. First Commonwealth Bank is a class action that was filed on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank promised class members an 8% interest rate on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserts that First Commonwealth committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. At that time, aggregate balances in the IRA Market Rate Savings accounts totaled approximately $11.5 million. The class members seek monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations, and attorney’s fees. On July 27, 2011, the court granted class certification as to the breach of contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The amount of liability, if any, will depend upon information which is not presently known to the Bank, including Court’s interpretation of the IRA contract and each class member’s life expectancy and pace of distributions from the IRA account. Accordingly, the Company is unable to estimate the amount or range of a reasonably possible loss.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities

Below is an analysis of the amortized cost and fair values of securities available for sale at:

	June 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$33,695	$3,996	$0	$37,691	$36,719	$3,874	$0	$40,593
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	657,193	28,221	(323)	685,091	618,454	26,513	(2,986)	641,981
Mortgage Backed Securities – Commercial	212	1	(1)	212	233	1	(1)	233
Other Government- Sponsored Enterprises	242,818	728	(290)	243,256	184,531	225	(869)	183,887
Obligations of States and Political Subdivisions	1,029	28	0	1,057	47,175	644	0	47,819
Corporate Securities	11,827	228	(90)	11,965	21,226	494	(344)	21,376
Pooled Trust Preferred Collateralized Debt Obligations	56,393	39	(29,448)	26,984	58,780	16	(32,444)	26,352

Total Debt Securities	1,003,167	33,241	(30,152)	1,006,256	967,118	31,767	(36,644)	962,241
Equity Securities	3,074	2	0	3,076	5,137	337	0	5,474

Total Securities Available for Sale	$1,006,241	$33,243	$(30,152)	$1,009,332	$972,255	$32,104	$(36,644)	$967,715

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities (Continued)

The amortized cost and fair value of debt securities available for sale at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due within one year	$7,110	$7,125
Due after one but within five years	235,792	236,224
Due after five but within ten years	945	964
Due after ten years	68,220	38,949

	312,067	283,262
Mortgage Backed Securities (a)	691,100	722,994

Total Debt Securities	$1,003,167	$1,006,256

(a)	Mortgage Backed Securities include an amortized cost of $34 million and a fair value of $38 million for Obligations of U.S. Government Agencies issued by Ginnie Mae. Obligations of U.S. Government-Sponsored Enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $657 million and a fair value of $685 million.

For the six months ended June 30, 2011, the Company realized proceeds of $69.9 million from the sale of available for sale securities which included $2.4 million in gross gains and $0.2 million in gross losses. For the six months ended June 30, 2010, the Company realized proceeds of $70.0 million from the sale of available for sale securities which included $1.7 million in gross gains and $0.8 million in gross losses.

During the first quarter of 2011, $5.2 million in single issue trust preferred securities and $1.2 million in corporate debentures owned by a non-bank subsidiary of the Company were sold in order to reinvest the proceeds in more liquid assets for that subsidiary. The amounts sold represent the entire portfolio of single issue trust preferred securities and corporate debentures owned by that subsidiary and resulted in a net gain of $0.3 million. During the second quarter of 2011, $3.0 million in single issue trust preferred securities were called resulting in a gain of $0.1 million. Additionally, in the first half of 2011, the Company continued its strategy to liquidate its obligations of states and political subdivisions portfolio in order to mitigate future credit risk and improve our tax position. Investments in obligations of states and political subdivisions totaled $1.1 million and $47.2 million as of June 30, 2011 and December 31, 2010, respectively. This decline is a result of $3.6 million in maturities and $42.5 million in sales which provided $0.3 million in recognized gains. As of June 30, 2011, none of the remaining investments in obligations of states and political subdivisions were in an unrealized loss position. All of these securities were classified as available for sale.

Securities available for sale with a fair value of $675 million and $660 million were pledged as of June 30, 2011 and December 31, 2010, respectively, to secure public deposits and for other purposes required or permitted by law.

As of June 30, 2011 and December 31, 2010, there were no securities classified as held to maturity.

For the six months ended June 30, 2010, net securities gains included $50 thousand in gains and no losses for debt securities held to maturity.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 8 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2011 and December 31, 2010, our FHLB stock totaled $44.1 million and $48.9 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as temporarily discontinued the repurchase of excess stock from members. The FHLB last paid a dividend in the third quarter of 2008. In October 2010, the FHLB resumed the repurchase of excess stock from its members by repurchasing the lesser of 5% of the members total capital stock outstanding or its total excess capital stock. As a result, $2.5 million, $2.5 million, and $2.3 million, of the Company’s FHLB stock was repurchased in October 2010, February 2011 and April 2011, respectively. On July 27, 2011, the FHLB announced that it will repurchase additional stock. Accordingly, $2.2 million of the $44.1 million in stock owned by the Company at June 30, 2011 was repurchased by the FHLB. Decisions regarding any future repurchases of excess capital stock will be made by the FHLB on a quarterly basis.

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

Management reviewed the FHLB’s Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 10, 2011 in order to evaluate all of these considerations. First Commonwealth concluded that the par value of its investment in FHLB stock is recoverable. Accordingly, no impairment charge was recorded on these securities for the six months ended June 30, 2011. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Although debt issued by the FHLB is not explicitly guaranteed by the US Government, the FHLB’s AAA credit rating reflects the implicit support of the U.S. Government. A downgrade in the credit rating of the U.S. Government could likely increase the borrowing costs of the FHLB and possibly have a negative impact on its operations and long-term performance. It is possible this could have an adverse effect on the value of our investment in FHLB stock.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). In the second quarter of 2011, no other-than-temporary impairment charges were recognized and $0.5 million in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. In the second quarter of 2010, we recorded $2.1 million in other-than-temporary impairment charges. These charges include $2.0 million in credit related other-than-temporary impairment on three trust preferred collateralized debt obligations, $0.1 million recorded on one equity security and a $45 thousand write-down on municipals transferred from held to maturity to available for sale. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities. Additionally, $2.3 million in non-credit related gains on securities not expected to be sold was recorded in OCI.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Condensed Consolidated Statements of Income, the “Change in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Non-credit related gains on securities not expected to be sold (recognized in other comprehensive income)” line represents the gains and losses on the securities resulting from factors other than credit. The non-credit related gain or loss is disclosed in the Condensed Consolidated Statements of Income and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total noninterest income for the related period.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows indicate that it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 12, “Fair Values of Assets and Liabilities,” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and estimated fair values at June 30, 2011 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	$63,715	$(323)	$0	$0	$63,715	$(323)
Mortgage Backed Securities – Commercial	0	0	165	(1)	165	(1)
Other Government-Sponsored Enterprises	78,410	(290)	0	0	78,410	(290)
Corporate Securities	3,799	(26)	4,034	(64)	7,833	(90)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,895	(29,448)	26,895	(29,448)

Total Securities	$145,924	$(639)	$31,094	$(29,513)	$177,018	$(30,152)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2010 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	$105,304	$(2,986)	$0	$0	$105,304	$(2,986)
Mortgage Backed Securities – Commercial	182	(1)	0	0	182	(1)
Other Government - Sponsored Enterprises	126,531	(869)	0	0	126,531	(869)
Corporate Securities	4,482	(73)	5,827	(271)	10,309	(344)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,286	(32,444)	26,286	(32,444)

Total Securities	$236,499	$(3,929)	$32,113	$(32,715)	$268,612	$(36,644)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

At June 30, 2011, pooled trust preferred collateralized debt obligations accounted for 98% of total unrealized losses and fixed income securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises accounted for 2%. There were no equity securities in an unrealized loss position.

As of June 30, 2011, our corporate securities had an amortized cost and an estimated fair value of $11.8 million and $12.0 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. Included in the corporate securities portfolio are investments which had a gross unrealized loss of $0.1 million as of June 30, 2011 and $0.3 million as of December 31, 2010. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of the issues in an unrealized loss position were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

As of December 31, 2010, our corporate securities were comprised of single issue trust preferred securities as well as some corporate debentures. The single issue trust preferred securities had an amortized cost and estimated fair value of $20.0 million, while our corporate debentures had a book value of $1.2 million and a fair value of $1.3 million.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of June 30, 2011:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a Percentage of Current Collateral	Excess Subordination as a Percentage of Current Performing Collateral
Pre TSL I	Senior	$2,364	$2,158	$(206)	A2/BBB	25	39.74%	290.41%
Pre TSL IV	Mezzanine	1,830	794	(1,036)	Ca/CCC	6	27.07%	38.57%
Pre TSL V	Mezzanine	50	89	39	Caa3/D	3	100.00%	0.00%
Pre TSL VI	Mezzanine	234	200	(34)	Ca/D	5	73.62%	510.11%
Pre TSL VII	Mezzanine	3,936	2,495	(1,441)	Ca/C	18	67.87%	0.00%
Pre TSL VIII	Mezzanine	1,619	888	(731)	C/C	34	45.91%	0.00%
Pre TSL IX	Mezzanine	2,227	934	(1,293)	Ca/C	48	30.50%	0.00%
Pre TSL X	Mezzanine	1,300	783	(517)	C/C	53	46.56%	0.00%
Pre TSL XII	Mezzanine	5,389	2,724	(2,665)	Ca/C	77	32.69%	0.00%
Pre TSL XIII	Mezzanine	11,816	4,770	(7,046)	Ca/C	64	32.31%	0.00%
Pre TSL XIV	Mezzanine	12,523	4,629	(7,894)	Ca/C	64	34.98%	0.00%
MMCap I	Senior	5,958	4,986	(972)	A3/BBB	29	32.25%	255.79%
MMCap I	Mezzanine	837	452	(385)	Ca/C	29	32.25%	13.70%
MM Comm IX	Mezzanine	6,310	1,082	(5,228)	Caa3/C	33	42.95%	0.00%

Total		$56,393	$26,984	$(29,409)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

As of June 30, 2011, the book value of our pooled trust preferred collateralized debt obligations totaled $56.4 million with a fair value of $27.0 million, which includes securities comprised of 359 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches, three of which have no senior class remaining in the issue. Two of the pooled issues, representing $8.3 million of the $56.4 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2011, after taking into account management’s best estimates of future interest deferrals and defaults, nine of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 14% to 510% of the current performing collateral.

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In the first six months of 2011, no credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

As of June 30, 2011, none of the pooled trust preferred collateralized debt obligations were considered to be nonperforming securities, compared to $15.8 million which were considered nonperforming at December 31, 2010. These securities were returned to performing status because of growing evidence supporting management’s estimate of future cash flows which indicate that all remaining principal and interest will be received. Support for these estimates include; no other-than-temporary impairment charges have been recorded since the third quarter of 2010, improvement in the underlying collateral of these bonds has occurred, evidenced by a continued decline in new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2011. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. For collateral issued by financial institutions with over $15 billion in asset size, our estimate of future cash flows includes a 20% prepayment rate in years 3 and 4 and a 2% prepayment rate thereafter. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 359 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of June 30, 2011, default probabilities for performing collateral ranged from 0.33% to 95%.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

Our cash flow analysis as of June 30, 2011, indicates no additional credit related other-than-temporary impairment has occurred on our pooled trust preferred securities since December 31, 2010. As a result, no other-than-temporary impairment charges were recognized in the second quarter of 2011. Based upon the analysis performed by management, it is probable that nine of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in 2008, 2009 and 2010. These securities are identified in the table on page 18 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of June 30, 2011 indicates it is probable that we will collect all contractual principal and interest payments.

The following provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance, beginning (a)	$44,850	$38,911	$44,850	$36,161
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0	0	0
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	0	1,965	0	4,715

Balance, ending	$44,850	$40,876	$44,850	$40,876

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods. For the six months ended June 30, the beginning balance represents impairment losses taken before January 1 of the respective year.

In the second quarter of 2011, there were no other-than-temporary impairment charges recorded on equity securities. There was $0.1 million of other-than-temporary impairment charges recognized in the second quarter of 2010 on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of June 30, 2011, there are no equity securities in an unrealized loss position.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Commercial, financial, agricultural and other	$943,186	$913,814
Real estate construction	146,113	261,482
Residential real estate	1,101,859	1,127,273
Commercial real estate	1,270,797	1,354,074
Loans to individuals	530,103	561,440

Total loans	$3,992,058	$4,218,083

During the six months ended June 30, 2011, loans decreased $226.0 million or 5% compared to balances outstanding at December 31, 2010. Declines were experienced in all categories except commercial, financial, agricultural and other and can be attributed to the following: real estate construction declined as the result of the completion of construction projects which upon completion were moved to the commercial real estate category; the decline in residential real estate loans can be attributed to planned runoff in this portfolio; commercial real estate decreased largely as a result of payoffs by the conduit markets which provided longer term, lower rate financing to several borrowers; and loans to individuals declined primarily because of weaker consumer loan demand.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Credit Quality Information (Continued)

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

The following tables represent our credit risk profile by creditworthiness:

	June 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$832,569	$84,295	$1,091,117	$993,340	$530,074	$3,531,395
Non-Pass
OAEM	38,929	9,923	5,385	98,770	10	153,017
Substandard	65,099	46,184	5,357	178,687	19	295,346
Doubtful	6,589	5,711	0	0	0	12,300

Total Non-Pass	110,617	61,818	10,742	277,457	29	460,663

Total	$943,186	$146,113	$1,101,859	$1,270,797	$530,103	$3,992,058

	December 31, 2010
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$778,260	$181,348	$1,115,825	$1,062,400	$561,360	$3,699,193
Non-Pass
OAEM	54,318	10,845	6,198	82,361	6	153,728
Substandard	81,236	60,712	5,250	209,313	74	356,585
Doubtful	0	8,577	0	0	0	8,577

Total Non-Pass	135,554	80,134	11,448	291,674	80	518,890

Total	$913,814	$261,482	$1,127,273	$1,354,074	$561,440	$4,218,083

Portfolio Risks

Credit quality of our loan portfolio represents significant risk to our earnings, capital, regulatory agency relationships, investment community and shareholder returns. First Commonwealth devotes a substantial amount of resources to managing this risk primarily through our credit administration department that develops and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued) (Continued)

Portfolio Risks (Continued)

administers policies and procedures for underwriting, maintaining, monitoring and collecting activities. Credit administration is independent of lending departments and oversight is provided by the Credit Committee of the First Commonwealth Board of Directors.

Our loan portfolio risks include increased credit quality risks due to high levels of classified loans that need to be worked through to resolution, the large amount of loans exceeding recently established internal lending limits and uncertain economic conditions.

Classified loans, or loans designated OAEM, substandard or doubtful, total $460.7 million at June 30, 2011 decreasing $58.2 million from December 31, 2010. As of June 30, 2011, classified loans total 11.5% of the loan portfolio, a decrease from 12.3% as of December 31, 2010. These loans have been evaluated with respect to the adequacy of the allowance for credit losses which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates. The credit administration department continually monitors and evaluates those evolving factors in order to adjust the allowance for credit losses.

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

Credit quality measures as of June 30, 2011 were mixed as delinquency 90 days and greater and still accruing decreased $0.2 million compared to December 31, 2010. Loans classified as non-pass decreased $58.2 million while delinquency 30 to 59 days increased $22.4 million. However, the increase in 30 to 59 day delinquency is primarily due to $19.8 million related to one relationship as the result of modifications on related accounts which have not been completed yet.

In addition, during the first half of 2011, 15 relationships were classified as troubled debt restructuring. These loans increased the nonperforming loans balance by $21.5 million and increased specific reserves by $2.4 million. The most significant additions were a $6.9 million commercial real estate loan for a retail strip development in western Pennsylvania and two commercial real estate loans totaling $10.0 million; one in western Pennsylvania and one in Maryland. All three of these loans were provided extensions at the maturity of a balloon payment.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Age Analysis of Past Due Loans by Segment

The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2011 and December 31, 2010. Also included in these tables are loans that are 90 days or more past due and still accruing because they are either well-secured and in the process of collection.

	June 30, 2011
	30-59 Days past due	60-89 Days past due	90 Days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$13,920	$377	$464	$38,160	$52,921	$890,265	$943,186
Real estate construction	2,127	1,021	184	37,264	40,596	105,517	146,113
Residential real estate	7,999	1,883	10,362	3,441	23,685	1,078,174	1,101,859
Commercial real estate	14,440	1,916	567	33,795	50,718	1,220,079	1,270,797
Loans to individuals	2,568	824	1,383	7	4,782	525,321	530,103

Total	$41,054	$6,021	$12,960	$112,667	$172,702	$3,819,356	$3,992,058

	December 31, 2010
	30-59 Days past due	60-89 Days past due	90 Days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,195	$513	$731	$25,586	$29,025	$884,789	$913,814
Real estate construction	363	2,279	0	44,670	47,312	214,170	261,482
Residential real estate	8,322	2,545	10,144	2,249	23,260	1,104,013	1,127,273
Commercial real estate	5,076	5,302	459	43,586	54,423	1,299,651	1,354,074
Loans to individuals	2,745	848	1,869	60	5,522	555,918	561,440

Total	$18,701	$11,487	$13,203	$116,151	$159,542	$4,058,541	$4,218,083

The previous tables summarizes nonaccrual loans by loan segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status unless they are well-secured and in the process of collection.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Nonaccrual Loans

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

Nonperforming loans increased $29.4 million to $146.9 million at June 30, 2011 compared to $117.5 million at December 31, 2010. Unfunded commitments related to nonperforming loans were $0.3 million at June 30, 2011 and an off balance sheet reserve of $0.1 million has been established for these commitments.

Significant additions in nonaccrual loans for the six months ended June 30, 2011 include the following:

•	$9.7 million loan for a western Pennsylvania office complex.

•	$3.1 million loan for a western Pennsylvania manufacturer.

•	$13.7 million shared national credit commercial loan for an information technology firm in Maryland.

•	$3.3 million commercial real estate project in Pennsylvania.

Significant reductions in nonaccrual loans for the six months ended June 30, 2011 include the following:

•	$4.0 million land development loan in central Pennsylvania which was transferred to OREO.

•	$10.0 million commercial real estate loan for an office building for which a charge-off was taken and was subsequently transferred to OREO.

•	$4.0 million construction loan in Florida which was transferred to OREO.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

•

Movement of $11.3 million loan for a waste management company to accrual status. This loan continues to be classified as nonperforming because modifications made to original loan contract have resulted in classification as a troubled debt restructuring.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2011 and December 31, 2010. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated based on month-end balances of the loans of the period reported.

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$921	$1,009	$0
Real estate construction	7,011	23,742	0
Residential real estate	2,194	2,550	0
Commercial real estate	18,323	19,350	0
Loans to individuals	7	7	0

Subtotal	28,456	46,658	0

With an allowance recorded:
Commercial, financial, agricultural and other	39,880	40,182	12,717
Real estate construction	30,252	34,538	14,222
Residential real estate	1,391	1,473	216
Commercial real estate	46,896	47,300	7,711
Loans to individuals	0	0	0

Subtotal	118,419	123,493	34,866

Total	$146,875	$170,151	$34,866

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,963	$5,745	$0
Real estate construction	14,319	62,317	0
Residential real estate	1,961	2,534	0
Commercial real estate	22,970	23,830	0
Loans to individuals	60	125	0

Subtotal	42,273	94,551	0

With an allowance recorded:
Commercial, financial, agricultural and other	23,118	38,940	6,709
Real estate construction	30,351	34,954	11,855
Residential real estate	344	344	56
Commercial real estate	21,401	21,626	5,287
Loans to individuals	0	0	0

Subtotal	75,214	95,864	23,907

Total	$117,487	$190,415	$23,907

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,167	$5	$2,873	$4
Real estate construction	12,727	2	27,862	0
Residential real estate	2,005	2	1,858	0
Commercial real estate	29,407	18	18,131	0
Loans to individuals	16	0	52	0

Subtotal	47,322	27	50,776	4

With an allowance recorded:
Commercial, financial, agricultural and other	27,026	76	49,660	0
Real estate construction	31,124	2	44,054	0
Residential real estate	506	0	1,353	0
Commercial real estate	29,292	177	10,649	6
Loans to individuals	0	0	0	0

Subtotal	87,948	255	105,716	6

Total	$135,270	$282	$156,492	$10

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Three Months Ended June 30, 2011		For the Three Months Ended June 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,297	$2	$1,956	$2
Real estate construction	10,204	2	41,192	0
Residential real estate	1,987	1	1,759	0
Commercial real estate	26,255	7	23,361	0
Loans to individuals	7	0	89	0

Subtotal	40,750	12	68,357	2

With an allowance recorded:
Commercial, financial, agricultural and other	30,770	74	50,592	0
Real estate construction	31,701	1	30,230	0
Residential real estate	722	0	1,975	0
Commercial real estate	39,912	164	6,086	2
Loans to individuals	0	0	0	0

Subtotal	103,105	239	88,883	2

Total	$143,855	$251	$157,240	$4

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of June 30, 2011, troubled debt restructured loans totaled $34.7 million. In 2011, 15 relationships, comprised of 27 loans, totaling $21.5 million were identified as troubled debt restructurings resulting in specific reserves of $2.4 million. As of December 31, 2010, troubled debt restructured loans totaled $1.3 million. In the first six months of 2010, there were no loan modifications determined to be troubled debt restructurings. The following table provides detail related to loans identified as troubled debt restructurings during the first six months of 2011:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, agricultural and other	8	$2,268	$2,263
Real estate construction	3	354	371
Residential real estate	2	90	90
Commercial real estate	14	18,830	18,731
Loans to individuals	0	0	0

Total	27	$21,542	$21,455

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following table provides detail related to loans identified as troubled debt restructurings during the three months ended June 30, 2011:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, agricultural and other	0	$0	$0
Real estate construction	0	0	0
Residential real estate	2	90	90
Commercial real estate	4	10,882	10,839
Loans to individuals	0	0	0

Total	6	$10,972	$10,929

The trouble debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note.

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229
Charge-offs	(2,957)	(8,048)	(1,700)	(5,575)	(1,522)	0	(19,802)
Recoveries	261	0	96	164	289	0	810
Provision	4,171	7,747	3,020	7,278	888	(175)	22,929

Ending balance	$23,175	$17,701	$6,870	$18,780	$3,870	$4,770	$75,166

Ending balance: individually evaluated for impairment	$12,717	$14,222	$216	$7,711	$0	$0	$34,866
Ending balance: collectively evaluated for impairment	$10,458	$3,479	$6,654	$11,069	$3,870	$4,770	$40,300

Loans:
Ending balance	$943,186	$146,113	$1,101,859	$1,270,797	$530,103		$3,992,058
Ending balance: individually evaluated for impairment	$40,447	$37,087	$2,174	$63,743	$0		$143,451
Ending balance: collectively evaluated for impairment	$902,739	$109,026	$1,099,685	$1,207,054	$530,103		$3,848,607

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Six Months Ended June 30, 2010
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$31,369	$18,224	$5,847	$17,526	$4,731	$3,942	$81,639
Charge-offs	(1,545)	(38,182)	(2,540)	(1,059)	(1,946)	0	(45,272)
Recoveries	2,188	0	48	115	298	0	2,649
Provision	2,969	44,478	1,570	(2,826)	1,488	1,351	49,030

Ending balance	$34,981	$24,520	$4,925	$13,756	$4,571	$5,293	$88,046

Ending balance: individually evaluated for impairment	$24,240	$16,734	$14	$530	$0	$0	$41,518
Ending balance: collectively evaluated for impairment	$10,741	$7,786	$4,911	$13,226	$4,571	$5,293	$46,528

Loans:
Ending balance	$1,031,568	$406,085	$1,161,012	$1,272,972	$562,654		$4,434,291
Ending balance: individually evaluated for impairment	$52,488	$48,236	$2,225	$26,627	$0		$129,576
Ending balance: collectively evaluated for impairment	$979,080	$357,849	$1,158,787	$1,246,345	$562,654		$4,304,715

Note 11 Income Taxes

At June 30, 2011 and December 31, 2010, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2007 through 2010 were open for examination as of June 30, 2011.

Note 12 Fair Values of Assets and Liabilities

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

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

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, certain equity securities, FHLB stock, interest rate derivatives that include interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

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

The fair values for the corporate securities, which include our single issue trust preferred securities, were obtained from market data including trade and bid prices.

The equity investments included in Level 2 are based on broker prices and are included in Level 2 because they are not traded on an active exchange market.

Other Investments is comprised of FHLB stock whose fair value is based on its par value. Additional information on FHLB stock is provided in Note 8, “Other investments.”

Interest rate derivatives are reported at fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 13, “Derivatives.”

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

We also utilize this approach to estimate our own credit risk on derivative liability positions. To date, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position.

The fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less costs to sell or an executed sales agreement.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are pooled trust preferred collateralized debt obligations, non-marketable equity investments, certain other real estate owned and certain impaired loans.

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately twenty-four months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 9, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

The fair value of the non-marketable equity investments included in Level 3 is based on par value.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$0	$37,691	$0	$37,691
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	0	685,091	0	685,091
Mortgage Backed Securities – Commercial	0	212	0	212
Other Government-Sponsored Enterprises	0	243,256	0	243,256
Obligations of States and Political Subdivisions	0	1,057	0	1,057
Corporate Securities	0	11,965	0	11,965
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,984	26,984

Total Debt Securities	0	979,272	26,984	1,006,256
Equities	442	1,064	1,570	3,076

Total Securities Available for Sale	442	980,336	28,554	1,009,332
Other Investments	0	44,095	0	44,095
Other Assets (a)	0	15,712	0	15,712

Total Assets	$442	$1,040,143	$28,554	$1,069,139

Other Liabilities (a)	$0	$16,973	$0	$16,973

Total Liabilities	$0	$16,973	$0	$16,973

(a)	Non-hedging interest rate derivatives

For the six months ended June 30, 2011, there were no transfers between fair value Levels 1 and 2.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

For the six month periods ended June 30, 2011 and 2010, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Six Months Ended June 30, 2011
Securities Available for Sale	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of period	$343	$21,376	$26,352	$1,570	$49,641
Total gains or losses
Included in earnings	4	387	0	0	391
Included in other comprehensive income	(20)	(98)	3,020	0	2,902
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	(327)	(6,700)	0	0	(7,027)
Settlements	0	(3,000)	(2,388)	0	(5,388)
Transfers from Level 3	0	(11,965)	0	0	(11,965)
Transfers into Level 3	0	0	0	0	0

Balance, end of period	$0	$0	$26,984	$1,570	$28,554

	For the Six Months Ended June 30, 2010
Securities Available for Sale	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of period	$3,600	$18,830	$29,730	$1,570	$53,730
Total gains or losses
Included in earnings	0	0	(4,714)	0	(4,714)
Included in other comprehensive income	(2,316)	1,744	3,827	0	3,255
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	(941)	0	0	0	(941)
Settlements	0	0	(182)	0	(182)
Transfers from Level 3	0	0	0	0	0
Transfers into Level 3	0	0	0	0	0

Balance, end of period	$343	$20,574	$28,661	$1,570	$51,148

For the six months ended June 30, 2011, $12.0 million of corporate securities were transferred from Level 3 to Level 2. Corporate securities were transferred from Level 3 to Level 2 based on increased frequency in the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

volume of observable trades. Fair values on these securities at June 30, 2011 were determined based on market data, including trade and bid prices. In previous periods, the fair value for these securities were obtained from pricing sources, taking into account unobservable inputs related to the risk of each issuer. In the second quarter, a change was made in pricing sources since the market data was considered more reliable than in previous periods because of frequency and volume of observed trades.

For the six months ended June 30, 2010, there were no transfers between levels of fair value for available for sale securities.

For the three month periods ended June 30, 2011 and 2010, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Three Months Ended June 30, 2011
Securities Available for Sale	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of quarter	$0	$14,815	$27,665	$1,570	$44,050
Total gains or losses
Included in earnings	0	73	0	0	73
Included in other comprehensive income	0	77	898	0	975
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	0	0	0
Settlements	0	(3,000)	(1,579)	0	(4,579)
Transfers from Level 3	0	(11,965)	0	0	(11,965)

Balance, end of quarter	$0	$0	$26,984	$1,570	$28,554

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

	For the Three Months Ended June 30, 2010
Securities Available for Sale	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of quarter	$3,628	$20,967	$28,161	$1,570	$54,326
Total gains or losses
Included in earnings	0	0	(1,964)	0	(1,964)
Included in other comprehensive income	(2,344)	(393)	2,640	0	(97)
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	(941)	0	0	0	(941)
Settlements	0	0	(176)	0	(176)
Transfers into Level 3	0	0	0	0	0

Balance, end of quarter	$343	$20,574	$28,661	$1,570	$51,148

For the three months ended June 30, 2011, $12.0 million of corporate securities were transferred from Level 3 to Level 2. Corporate securities were transferred from Level 3 to Level 2 based on increased frequency in the volume of observable trades. Fair values on these securities at June 30, 2011 were determined based on market data, including trade and bid prices. For the three months ended June 30, 2010, there were no transfers between levels of fair value for available for sale securities.

Losses of $2.1 million included in earnings for the three month period ended June 30, 2010, are attributable to the change in realized gains (losses) related to assets held at June 30, 2010. These amounts are reported in the lines “Net impairment losses” in the Condensed Consolidated Statements of Income.

The table below presents the balances of assets measured at fair value on a non-recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Impaired loans	$0	$80,302	$40,489	$120,791
Other real estate owned	0	38,103	17	38,120

Total Assets	$0	$118,405	$40,506	$158,911

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets measured at fair value on a non-recurring basis at December 31, 2010:

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

The fair value for other real estate owned is determined by either an independent market based appraisal less costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned has a book cost of $36.5 million as of June 30, 2011 and consisted primarily of a Pennsylvania based manufacturing plant with related real estate and equipment, an office building in western Pennsylvania and a parcel of land in Florida. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A goodwill impairment test for First Commonwealth was completed as of June 30, 2011. Based on this analysis, the fair value of First Commonwealth exceeded its book value. Additional information related to this measurement is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2011.

FASB ASC 825-10, “Transition Related to FSP FAS 107-1” and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

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

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million at June 30, 2011 and December 31, 2010. See Note 6, “Commitments and Contingent Liabilities” for additional information.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2011		December 31, 2010
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and due from banks	$78,187	$78,187	$69,854	$69,854
Interest-bearing bank deposits	52,320	52,320	4	4
Securities available for sale	1,009,332	1,009,332	967,715	967,715
Other investments	44,095	44,095	48,859	48,859
Loans held for sale	823	881	0	0
Loans	3,992,058	4,023,063	4,218,083	4,213,293

Financial Liabilities
Deposits	$4,536,148	$4,420,512	$4,617,852	$4,560,070
Short-term borrowings	161,935	156,067	187,861	182,931
Long-term debt	73,352	75,047	98,748	102,038
Subordinated debt	105,750	90,829	105,750	86,870

(a)	As reported in the Condensed Consolidated Statements of Financial Condition.

Note 13 Derivatives

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

We have five risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

The fee received, less the estimate of the liability for the credit exposure, was recognized in earnings at the time of the transaction.

A liability of $1.3 million was recorded for credit risk on an aggregate notional amount outstanding of $187.3 million for interest rate derivatives and $127.4 million of risk participation agreements at June 30, 2011. A liability of $0.7 million was recorded for credit risk on an aggregate notional amount outstanding of $180.4

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 13 Derivatives (Continued)

million for interest rate derivatives and $125.7 million for risk participation agreements at December 31, 2010. Of the existing risk participation agreements, $13.4 million and $22.5 million was participated to other financial institutions at June 30, 2011 and December 31, 2010, respectively. The fair value of our derivatives is included in a table in Note 12 “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Non-hedging interest rate derivatives:
Decrease in other income	$(743)	$(263)	$(535)	$(294)

Note 14 Goodwill

FASB ASC Topic 350, “Intangibles – Other” requires that goodwill be reviewed annually, or more frequently if circumstances indicate that it might be impaired, by comparing the fair value of the goodwill to its recorded value, or carrying value. If the carrying value of goodwill exceeds its fair value, an impairment charge must be recorded.

We consider First Commonwealth Financial Corporation to be one reporting unit. The carrying amount of goodwill as of June 30, 2011 and December 31, 2010 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2011 or 2010.

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. We have evaluated our goodwill for impairment at June 30, 2009 and each subsequent quarter end as a result of the negative impact other-than-temporary impairment charges and credit losses in our loan portfolio have had on our earnings. These losses along with ongoing uncertainty in the general economy and the financial markets, which may continue to negatively impact our performance and stock price, resulted in a need to evaluate our goodwill. There has been no change in our annual test date of November 30th.

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value as of June 30, 2011.

When determining fair value in Step 1, we utilized an income approach and two market approaches and then applied weighting factors to each result. These weighting factors represent our best judgment of the weighting a market participant would utilize in arriving at a fair value.

The income approach uses a dividend discount analysis. This approach calculates cash flows based on anticipated financial results for the next five years assuming a change of control transaction. The analysis then calculates the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 14 Goodwill (Continued)

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

As a result of the Step 1 analysis, it was determined at June 30, 2011, that the fair value of our goodwill exceeded its carrying value by more than 9% and therefore the Step 2 analysis was not necessary and no impairment charge was required. Management will continue to monitor events that could impact this conclusion in the future.

Note 15 New Accounting Pronouncements

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

In April 2011, the FASB issued ASU 2011-03, “Transferring and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements,” which removes from the assessment of effective control the criterion of (1) the measure requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that measure. All other criteria applicable to effective control remain unchanged by the amendments in the Update. This Update is effective for fiscal periods beginning on or after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

June 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 15 New Accounting Pronouncements (Continued)

In April 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This Update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. As a result, the highest and best use and valuation premise concept should be applied. This Update also amends particular principles or requirements for measuring fair value or disclosing relevant information. For example, the amendment allows for financial assets with applicable market and credit risk managed on a basis of net exposure to be excluded from the requirements of Topic 820. This Update is effective for interim and annual periods beginning after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income,” under which an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, in either a single continuous statement of comprehensive income or in two separate but consecutive statements. If a separate statement is preferred, this statement should immediately follow the statement of net income and include components of other comprehensive income and a total for these items along with total comprehensive income. This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the six months ended June 30, 2011 and 2010, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements include statements relating to our anticipated future financial performance, projected growth and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events and our business and growth strategies.

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

Business Summary

First Commonwealth is a financial holding company that is headquartered in Indiana, Pennsylvania with assets of approximately $5.7 billion at June 30, 2011, total loans of $4.0 billion, total deposits of $4.5 billion and shareholders’ equity of $762.1 million. First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank, which operates 112 community banking offices throughout western Pennsylvania and two loan production offices in downtown Pittsburgh and State College, Pennsylvania. The largest concentration of our branch offices are located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. We also provide trust and wealth management services and offer insurance products through First Commonwealth Bank and our other operating subsidiaries. First Commonwealth’s common stock trades on the NYSE under the symbol “FCF.”

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

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 47 for the six month periods ended June 30, 2011 and 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net Income

For the six months ended June 30, 2011, First Commonwealth had net income of $12.7 million, or $0.12 per share, compared to net income of $0.4 million or $0.0 per share in the six months ended June 30, 2010. Net income for 2010 was negatively impacted by the level of provision for credit losses and other-than-temporary impairment charges. Results for 2011 reflect improvement in both of these areas as the provision for credit losses in the first six months of 2011 was $22.9 million, a decrease of $26.1 million or 53% compared to $49.0 million recorded in the comparable period of 2010. There were no other-than-temporary impairment charges for the six months ended June 30, 2011, compared to $4.9 million recorded in the same period in 2010.

Other items affecting results for the six months ended June 30, 2011 include a decrease of $13.4 million in net interest income on a fully taxable equivalent basis and an increase of $0.2 million in noninterest expense compared to the same period as last year, despite a $2.1 million increase in the loss on sale or writedown of assets. Noninterest income, excluding net impairment losses and net security gains, increased $1.2 million for the six months ended June 30, 2011 primarily due to a $1.1 million increase in gain on sale of assets.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, decreased $13.4 million, or 12%, in the first six months of 2011 as compared to the same period in 2010. The decrease in net interest income can be attributed to a $610.5 million decline in interest-earning assets offset by a $777.3 million decrease in average interest-bearing liabilities. Positively affecting net interest income was a $166.9 million increase in average net free funds during the six months ended June 30, 2011 as compared to the same period in 2010. Average net free funds are the excess of average demand deposits, average other noninterest-bearing liabilities and average shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis, was 3.81% for the six months ended June 30, 2011 compared to 3.88% for the six months ended June 30, 2010.

Comparing the first six months of 2011 with the same period in 2010, interest income, on a fully taxable equivalent basis, decreased $24.1 million, or 17%. Lower levels of interest-earning assets resulted in $16.6 million of the decrease in interest income while lower interest rates contributed $7.5 million of the decrease. On average for the six months ended June 30, 2011, average investment securities decreased $103.3 million and average loans decreased $478.9 million. The taxable equivalent yield on interest-earning assets was 4.70% for the six months ended June 30, 2011, a decrease of 34 basis points from the 5.04% for the same period in 2010.

Interest expense, in the first six months of 2011 as compared to the same period in 2010, decreased $10.6 million or 32%, primarily due to a 26 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was 1.08% and 1.34% at June 30, 2011 and 2010, respectively. Lower interest rates resulted in a decrease in interest expense of $6.0 million, while a decrease in interest-bearing liabilities provided for a decrease in interest expense of $4.6 million. Interest-bearing liabilities decreased an average of $777.3 million, including, $595.9 million decrease in average short-term borrowings, $208.2 million decrease in average time deposits and $67.4 million decrease in average long-term debt, offset by a $94.2 million average increase in lower costing transaction and savings deposits.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis:

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$117,458	$139,015
Adjustment to fully taxable equivalent basis	2,939	5,437

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	120,397	144,452
Interest expense	22,704	33,321

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$97,693	$111,131

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the six months ended June 30:

	Average Balance Sheets and Net Interest Income Analysis
	2011			2010
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$28,772	$36	0.25%	$57,005	$73	0.26%
Tax-free investment securities	9,165	306	6.73	184,296	6,139	6.72
Taxable investment securities	1,014,015	16,961	3.37	942,203	20,177	4.32
Loans, net of unearned income (b)(c)	4,114,862	103,094	5.05	4,593,781	118,063	5.18

Total interest-earning assets	5,166,814	120,397	4.70	5,777,285	144,452	5.04

Noninterest-earning assets:
Cash	74,782			76,322
Allowance for credit losses	(78,046)			(103,920)
Other assets	588,787			591,143

Total noninterest-earning assets	585,523			563,545

Total Assets	$5,752,337			$6,340,830

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$600,631	$269	0.09%	$615,618	$416	0.14%
Savings deposits (d)	1,867,509	3,929	0.42	1,758,365	6,870	0.79
Time deposits	1,431,108	14,431	2.03	1,639,283	19,361	2.38
Short-term borrowings	165,141	363	0.44	761,066	1,468	0.39
Long-term debt	182,393	3,712	4.10	249,778	5,206	4.20

Total interest-bearing liabilities	4,246,782	22,704	1.08	5,024,110	33,321	1.34

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	700,713			629,202
Other liabilities	47,304			37,799
Shareholders’ equity	757,538			649,719

Total noninterest-bearing funding sources	1,505,555			1,316,720

Total Liabilities and Shareholders’ Equity	$5,752,337			$6,340,830

Net Interest Income and Net Yield on Interest-Earning Assets		$97,693	3.81%		$111,131	3.88%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2011 compared with June 30, 2010:

	Analysis of Changes in Net Interest Income
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(37)	$(36)	$(1)
Tax-free investment securities	(5,833)	(5,836)	3
Taxable investment securities	(3,216)	1,538	(4,754)
Loans	(14,969)	(12,302)	(2,667)

Total interest income (b)	(24,055)	(16,636)	(7,419)
Interest-bearing liabilities:
Interest-bearing demand deposits	(147)	(10)	(137)
Savings deposits	(2,941)	428	(3,369)
Time deposits	(4,930)	(2,457)	(2,473)
Short-term borrowings	(1,105)	(1,153)	48
Long-term debt	(1,494)	(1,403)	(91)

Total interest expense	(10,617)	(4,595)	(6,022)

Net interest income	$(13,438)	$(12,041)	$(1,397)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan portfolio after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance against which credit losses are charged.

The provision for credit losses for the six months ended June 30, 2011 totaled $22.9 million, a decrease of $26.1 million as compared to the same period in 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the six months ended:

	June 30, 2011		June 30, 2010
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,171	18%	$2,969	6%
Real estate construction	7,747	34	44,478	91
Residential real estate	3,020	13	1,570	3
Commercial real estate	7,278	32	(2,826)	(6)
Loans to individuals	888	4	1,488	3
Unallocated	(175)	(1)	1,351	3

Total	$22,929	100%	$49,030	100%

For the first six months of 2011, the provision related to commercial, financial, agricultural and other loans was primarily related to a $13.7 million shared national credit loan to an information technology firm that was placed in nonaccrual status.

The provision for credit losses related to real estate construction loans was primarily due to new appraisals on a student housing project in eastern Pennsylvania, a land development loan in eastern Pennsylvania and a condominium construction project in Florida.

The provision for commercial real estate loans totaled $7.3 million in the first six months of 2011, primarily related to a commercial office building, a commercial real estate development and a retail strip development.

Net credit losses were $19.0 million in the first six months of 2011 compared to $42.6 million for the same period in 2010. Net credit losses in 2011 included $8.0 million in charge-offs related to real estate construction loans, of which $4.5 million related to three loans currently in nonaccrual status, and $1.5 million related to a loan for which real estate collateral was transferred to other real estate owned during the period. Commercial real estate charge-offs totaled $5.6 million for the period of which $3.9 million related to three real estate loans that were transferred to other real estate owned.

The allowance for credit losses was $75.2 million or 1.88% of total loans outstanding at June 30, 2011 compared to $71.2 million or 1.69% at December 31, 2010 and $88.0 million or 1.99% at June 30, 2010. The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is consistent with estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the six months ended:

	June 30, 2011	December 31, 2010	June 30, 2010
	(dollars in thousands)
Balance, beginning of period	$71,229	$88,046	$81,639
Loans charged off:
Commercial, financial, agricultural and other	2,957	20,748	1,545
Real estate construction	8,048	3,301	38,182
Residential real estate	1,700	2,686	2,540
Commercial real estate	5,575	1,407	1,059
Loans to individuals	1,522	1,895	1,946

Total loans charged off	19,802	30,037	45,272

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	261	221	2,188
Real estate construction	0	0	0
Residential real estate	96	204	48
Commercial real estate	164	48	115
Loans to individuals	289	225	298

Total recoveries	810	698	2,649

Net credit losses	18,992	29,339	42,623
Provision charged to expense	22,929	12,522	49,030

Balance, end of period	$75,166	$71,229	$88,046

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

Noninterest Income

The following table presents the components of noninterest income for the six months ended June 30:

	2011	2010
	(dollars in thousands)
Noninterest Income
Trust income	$3,482	$2,892
Service charges on deposit accounts	7,174	8,755
Insurance and retail brokerage commissions	3,178	3,728
Income from bank owned life insurance	2,747	2,558
Letter of credit fees	1,526	1,367
Card related interchange income	5,842	5,006
Other income	3,776	3,259

Subtotal	27,725	27,565
Net securities gains	2,185	982
Net impairment losses	0	(4,860)
Gain on sale of assets	1,482	413

Total noninterest income	$31,392	$24,100

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

Total noninterest income for the six months ended June 30, 2011 increased $7.3 million, or 30%, compared to the same period in 2010, primarily due to a decline in net impairment losses, and increases in net security gains and gain on sale of assets. Noninterest income, excluding net security gains, net impairment losses and gain on sale of assets, increased $0.2 million.

There were no impairment losses recorded for the six month period ended June 30, 2011 compared to $4.9 million for the six months ended June 30, 2010. The decreased level of impairment charges on pooled trust preferred securities can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments as well as the effect of actual and projected interest deferral cures.

Net securities gains increased $1.2 million, or 123%, for the six months ended June 30, 2011 as compared to the same period of 2010, primarily as a result of a $1.5 million gain recognized on the sale of an equity investment.

Trust income increased $0.6 million, or 20%, for the first six months of 2011, as compared to the same period in 2010, primarily due to an increase in the market value of assets under management. Assets under management increased by $159.3 million, or 13%, to $1.4 billion over this same period.

Service charges on deposit accounts decreased $1.6 million, or 18%, as the result of a $1.8 million decline in overdraft fee income caused by changes in consumer behavior as well as the implementation of Regulation E, which was effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010. Card related interchange income increased $0.8 million, or 17%, due to a higher consumer utilization of this product and new accounts. Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.

Compared to the same period in 2010, gain on sale of other assets increased $1.1 million for the six months ended June 30, 2011. This increase is the result of a $1.0 million gain recognized from the sale of a private equity investment.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense

The following table presents the components of noninterest expense for the six months ended June 30:

	2011	2010
	(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$42,674	$43,374
Net occupancy expense	7,227	7,432
Furniture and equipment expense	6,315	6,266
Data processing expense	2,949	2,915
Pennsylvania shares tax expense	2,612	2,514
Intangible amortization	779	1,233
Collection and repossession expense	3,042	1,717
Other professional fees and services	2,224	2,228
FDIC insurance	3,083	3,975
Other operating expenses	11,709	12,866

Subtotal	82,614	84,520
Loss on sale or write-down of assets	4,515	2,397

Total noninterest expense	$87,129	$86,917

Total noninterest expense for the six months ended June 30, 2011 increased $0.2 million, or 0.2%, compared to the same period in 2010. Noninterest expense, excluding loss on sale or write-downs of assets, decreased $1.9 million.

Salaries and employee benefits decreased $0.7 million, or 2%, for the six months ended June 30, 2011 compared with the same period in 2010. The decrease is primarily attributable to a reduction in staffing levels as full time equivalent staff decreased to 1,512 at June 30, 2011 as compared to 1,605 at June 30, 2010.

Collection and repossession expense increased $1.3 million, or 77%, as a result of legal and consulting expenses related to the resolution of problem credits.

Loss on sale or write-down of other assets increased $2.1 million, or 88%, for the six months ended June 30, 2011 compared to the same period in 2010. This loss is the result of a write-down to fair value of an OREO property as the result of an updated appraisal.

Other operating expenses decreased $1.2 million, or 9%, primarily as a result of declines in the reserve for unfunded commitments for construction loans.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net Income

For the three months ended June 30, 2011, First Commonwealth had net income of $7.4 million, or $0.07 per share, compared to net income of $13.5 million or $0.15 per share in the three months ended June 30, 2010.

The decrease in net income is primarily the result of lower net interest income, a higher provision for credit losses and increased noninterest expense, partially offset by a higher level of noninterest income.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income

Net interest income, on a fully taxable equivalent basis, decreased $6.9 million, or 13%, in the three months ended June 30, 2011 as compared to the same period in 2010. The decrease in net interest income resulted from a $554.0 million decrease in interest-earning assets offset by a $715.7 million decrease in average interest-bearing liabilities. Positively affecting net interest income was a $161.7 million increase in average net free funds for the three months ended June 30, 2011 as compared to the same period in 2010. Net interest margin, on a fully taxable equivalent basis, was 3.76% and 3.88% for the three month periods ended June 30, 2011 and 2010, respectively.

Comparing the three months ended June 30, 2011 with the same period in 2010, interest income, on a fully taxable equivalent basis, decreased $12.2 million, or 17%. Lower levels of interest-earning assets resulted in $7.8 million of the decrease in interest income while lower interest rates contributed $4.4 million of the decrease. The decrease in average earning assets can be attributed to a decrease in average investment securities of $32.1 million and average loans of $493.1 million. The taxable equivalent yield on interest-earning assets was 4.63% for the three months ended June 30, 2011, a decrease of 40 basis points from the 5.03% for the same period in 2010.

Interest expense, in the three months ended June 30, 2011 as compared to the same period in 2010, decreased $5.2 million or 32%, primarily due to a 27 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was 1.06% and 1.33% at June 30, 2011 and 2010, respectively. Lower interest rates resulted in a decrease in interest expense of $3.1 million, while a decrease in interest-bearing liabilities provided for a decrease in interest expense of $2.1 million. Interest-bearing liabilities decreased an average of $715.7 million, including, $503.1 million decrease in average short-term borrowings, $247.9 million decrease in average time deposits and $27.0 million decrease in average long-term debt, offset by a $62.3 million increase in average lower costing transaction and savings deposits.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended June 30,
	2011	2010
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$57,989	$68,937
Adjustment to fully taxable equivalent basis	1,409	2,639

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	59,398	71,576
Interest expense	11,104	16,341

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$48,294	$55,235

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended June 30:

	Average Balance Sheets and Net Interest Income Analysis
	2011			2010
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$46,187	$27	0.23%	$74,996	$48	0.26%
Tax-free investment securities	1,063	20	7.55	170,002	2,830	6.68
Taxable investment securities	1,044,340	8,570	3.29	907,504	9,683	4.28
Loans, net of unearned income (b)(c)	4,059,259	50,781	5.02	4,552,312	59,015	5.20

Total interest-earning assets	5,150,849	59,398	4.63	5,704,814	71,576	5.03

Noninterest-earning assets:
Cash	75,651			77,141
Allowance for credit losses	(80,041)			(123,418)
Other assets	586,388			595,621

Total noninterest-earning assets	581,998			549,344

Total Assets	$5,732,847			$6,254,158

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$615,279	$134	0.09%	$631,324	$211	0.13%
Savings deposits (d)	1,868,862	1,963	0.42	1,790,488	3,316	0.74
Time deposits	1,391,168	6,996	2.02	1,639,045	9,540	2.33
Short-term borrowings	157,922	178	0.45	661,068	616	0.37
Long-term debt	179,675	1,833	4.09	206,634	2,658	5.16

Total interest-bearing liabilities	4,212,906	11,104	1.06	4,928,559	16,341	1.33

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	714,234			640,105
Other liabilities	46,036			39,797
Shareholders’ equity	759,671			645,697

Total noninterest-bearing funding sources	1,519,941			1,325,599

Total Liabilities and Shareholders’ Equity	$5,732,847			$6,254,158

Net Interest Income and Net Yield on Interest-Earning Assets		$48,294	3.76%		$55,235	3.88%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2011 compared with June 30, 2010:

	Analysis of Changes in Net Interest Income
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(21)	$(19)	$(2)
Tax-free investment securities	(2,810)	(2,814)	4
Taxable investment securities	(1,113)	1,460	(2,573)
Loans	(8,234)	(6,392)	(1,842)

Total interest income (b)	(12,178)	(7,765)	(4,413)
Interest-bearing liabilities:
Interest-bearing demand deposits	(77)	(5)	(72)
Savings deposits	(1,353)	145	(1,498)
Time deposits	(2,544)	(1,440)	(1,104)
Short-term borrowings	(438)	(464)	26
Long-term debt	(825)	(347)	(478)

Total interest expense	(5,237)	(2,111)	(3,126)

Net interest income	$(6,941)	$(5,654)	$(1,287)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the three months ended June 30, 2011 totaled $9.1 million, an increase of $5.1 million as compared to the same period in 2010. The significant components of the second quarter 2011 provision for credit losses related to a commercial and industrial loan which was placed in nonaccrual during the quarter and the receipt of an updated appraisal on a real estate construction project.

Net credit losses were $10.7 million in the three months ended June 30, 2011 compared to $34.7 million for the same period in 2010. Net credit losses during the three month period included $3.0 million in charge-offs for real estate construction loans, of which $2.2 million related to one loan currently in nonaccrual status. Commercial real estate charge-offs totaled $4.8 million for the period of which $3.9 million related to three real estate loans that were transferred to other real estate owned.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the three months ended:

	June 30, 2011	March 31, 2011	June 30, 2010
	(dollars in thousands)
Balance, beginning of period	$76,792	$71,229	$118,725
Loans charged off:
Commercial, financial, agricultural and other	1,997	960	694
Real estate construction	3,049	4,999	34,469
Residential real estate	596	1,104	996
Commercial real estate	4,809	766	60
Loans to individuals	743	779	877

Total loans charged off	11,194	8,608	37,096

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	157	104	2,115
Real estate construction	0	0	0
Residential real estate	77	19	26
Commercial real estate	88	76	78
Loans to individuals	134	155	188

Total recoveries	456	354	2,407

Net credit losses	10,738	8,254	34,689
Provision charged to expense	9,112	13,817	4,010

Balance, end of period	$75,166	$76,792	$88,046

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

The following table presents the components of noninterest income for the three months ended June 30:

	2011	2010
	(dollars in thousands)
Noninterest Income
Trust income	$1,764	$1,398
Service charges on deposit accounts	3,748	4,603
Insurance and retail brokerage commissions	1,616	1,866
Income from bank owned life insurance	1,390	1,301
Letter of credit fees	892	748
Card related interchange income	3,042	2,686
Other income	1,753	1,479

Subtotal	14,205	14,081
Net securities gains	1,608	562
Net impairment losses	0	(2,110)
Gain on sale of assets	1,251	116

Total noninterest income	$17,064	$12,649

Total noninterest income for the three months ended June 30, 2011 increased $4.4 million or 35%, compared to the same period in 2010, primarily due to a decline in net impairment losses and increases in security gains and gain on sale of assets. Noninterest income, excluding net security gains, net impairment losses and gain on sale of assets, increased $0.1 million.

There were no impairment losses recorded for the three month period ended June 30, 2011 compared to $2.1 million for the three months ended June 30, 2010. The decreased level of impairment charges on pooled trust preferred securities can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments.

Trust income increased $0.4 million, or 26%, for the three months ended June 30, 2011 as compared to the same period of 2010 as a result of increased market values of assets under management.

Service charges on deposit accounts decreased $0.9 million, or 19%, primarily due to a decline in overdraft fee income as the result of changes in customer behavior and new regulations. Card related interchange income increased $0.4 million, or 13%, due to a higher consumer utilization of this product and new accounts.

Net securities gains increased $1.0 million, or 186%, primarily due to a $1.5 million gain recognized on the sale of equity securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense

The following table presents the components of noninterest expense for the three months ended June 30:

	2011	2010
	(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$21,546	$21,047
Net occupancy expense	3,495	3,539
Furniture and equipment expense	3,135	3,101
Data processing expense	1,525	1,478
Pennsylvania shares tax expense	1,434	1,457
Intangible amortization	389	576
Collection and repossession expense	1,726	794
Other professional fees and services	1,099	1,062
FDIC insurance	1,248	2,012
Other operating expenses	5,889	6,298

Subtotal	41,486	41,364
Loss on sale or write-down of assets	4,214	2,314

Total noninterest expense	$45,700	$43,678

Total noninterest expense for the three months ended June 30, 2011 increased $2.0 million, or 5%, compared to the same period in 2010, primarily due to an increase in loss on sale or write-down of assets. Noninterest expense, excluding loss on sale or write-downs of assets, increased $0.1 million.

Collection and repossession expense increased $0.9 million, or 117%, as a result of legal and consulting expenses related to the resolution of problem credits.

Loss on sale or write-down on assets increased $1.9 million or 82% due to the write-down of an OREO property as the result of an updated appraisal.

Income Tax

The provision for income taxes increased $10.0 million for the six months ended June 30, 2011, compared to the corresponding period in 2010. The higher provision for income taxes was primarily due to the increase in net income before tax of $22.2 million to $16.1 million for the six months ended June 30, 2011, as compared to a net loss of $6.2 million for the first six months of 2010.

We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the six months ended June 30, 2011. For the corresponding periods in 2010, we utilized the “discrete period approach” as permitted by ASC 740-270, “Income Taxes Interim Reporting” which is the statutory tax rate applied to the pretax income (loss) minus the tax benefits generated in the six month period ending June 30, 2010. The 2011 and 2010 approaches differ due to the differing tax positions at each point; in 2011, we are in a net income position while in 2010 we were in a net loss position.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Income Tax (Continued)

We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an effective tax rate of 21.3% for the six months ended June 30, 2011.

As of June 30, 2011, our deferred tax assets totaled $65.7 million. Based on our evaluation as of June 30, 2011, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2011, liquidity provided from the $225.2 million decrease in loans provided funds used to purchase liquid investments and pay down borrowings, both of which helped mitigate and better manage liquidity and interest rate risk. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

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

In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program and the reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of June 30, 2011, we held $6.6 million in brokered CDARS certificates of deposits with an average weighted rate of 1.10% and an average original term of 434 days.

An additional source of liquidity is the Federal Reserve Bank (“FRB”) Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At June 30, 2011, the collateral value of assets pledged under this program totaled $657.5 million and there were no amounts outstanding. Additionally, as of June 30, 2011, our maximum borrowing

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Liquidity (Continued)

capacity at the Federal Home Loan Bank of Pittsburgh was $1.1 billion and as of that date amounts used against this capacity included $70.4 million in outstanding borrowings and $33.5 million in letter of credit commitments used for pledging public funds.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution and as of June 30, 2011 there are no amounts outstanding on this line. Additionally, we guarantee a $2.6 million ESOP loan. For the line of credit we are currently not meeting debt covenants related to nonperforming loans to total loans and for the ESOP loan for nonperforming loans to total loans and allowance for loan loss to nonperforming loans. We are working with the lenders and expect to either obtain a waiver or a modification for these covenants.

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first six months of 2011, total deposits decreased $81.7 million. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30, 2011	December 31, 2010
Noninterest-bearing deposits	$730,049	$706,889
Interest-bearing demand deposits	91,362	95,260
Savings deposits	2,375,349	2,335,773
Time deposits	1,339,388	1,479,930

Total deposits	$4,536,148	$4,617,852

At June 30, 2011, noninterest-bearing deposits increased by $23.2 million and interest-bearing deposits decreased $104.9 million compared to December 31, 2010. The decline in interest-bearing deposits is primarily due to a $140.5 million decrease in time deposits which were replaced with lower costing funding sources.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.81 at June 30, 2011 and 0.79 at December 31, 2010. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,911,294	$196,953	$284,941	$2,393,188	$1,423,846	$175,847
Investments	124,261	107,570	192,483	424,314	384,824	242,806
Other interest-earning assets	52,320	0	0	52,320	0	0

Total interest-sensitive assets (ISA)	2,087,875	304,523	477,424	2,869,822	1,808,670	418,653

Certificates of deposit	411,382	143,715	245,422	800,519	527,908	10,903
Other deposits	2,466,769	0	0	2,466,769	0	0
Borrowings	236,845	144	25,293	262,282	38,839	39,915

Total interest-sensitive liabilities (ISL)	3,114,996	143,859	270,715	3,529,570	566,747	50,818

Gap	$(1,027,121)	$160,664	$206,709	$(659,748)	$1,241,923	$367,835

ISA/ISL	0.67	2.12	1.76	0.81	3.19	8.24
Gap/Total assets	18.05%	2.82%	3.64%	11.59%	21.82%	6.46%

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

	Net Interest Income Change (12 Months)
	- 200	- 100	+ 100	+ 200
	(dollars in thousands)
June 30, 2011	$(5,696)	$(1,824)	$1,496	$4,044
December 31, 2010	(5,245)	(1,143)	1,341	4,066

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three and six month periods ended June 30, 2011, the cost of our interest-bearing liabilities averaged 1.06% and 1.08%, respectively and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.63% and 4.70%, respectively.

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

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the second quarter of 2011, five relationships totaling $10.9 million were identified as troubled debt restructurings and a $12.0 million troubled debt restructuring, previously included in nonaccrual totals, was returned to accruing status and as a result is now included in the troubled debt restructuring totals. Please refer to Note 10, “Loans and Allowance for Credit Losses” for additional information on troubled debt restructuring.

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

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for credit losses are recognized where appropriate.

The allowance for credit losses was $75.2 million at June 30, 2011 or 1.88% of loans outstanding compared to 1.69% reported at December 31, 2010 and 1.99% at June 30, 2010. The allowance for credit losses as a percentage of nonperforming loans was 51% as of June 30, 2011 compared to 61% at December 31, 2010 and 66% at June 30, 2010. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $34.9 million related to nonperforming loans covering 24% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following table identifies amounts of loan losses and nonperforming loans and securities:

	June 30,				December 31,
	2011		2010		2010
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$112,667		$132,555		$116,151
Troubled debt restructured loans	34,208		599		1,336

Total nonperforming loans	$146,875		$133,154		$117,487

Loans past due in excess of 90 days and still accruing	$12,960		$15,045		$13,203
Other real estate owned	$36,507		$21,548		$24,700
Loans outstanding at end of period	$3,992,058		$4,434,291		$4,218,083
Average loans outstanding	$4,114,862	(a)	$4,593,781	(a)	$4,467,338	(b)
Nonperforming loans as a percentage of total loans	3.68%		3.00%		2.79%
Provision for credit losses	$22,929	(a)	$49,030	(a)	$61,552	(b)
Allowance for credit losses	$75,166		$88,046		$71,229
Net credit losses (year to date)	$18,992	(a)	$42,623	(a)	$71,962	(b)
Net credit losses as a percentage of average loans outstanding (annualized)	0.93%		1.87%		1.61%
Provision for credit losses as a percentage of net credit losses	120.73	%(a)	115.03	%(a)	85.53	%(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.88%		1.99%		1.69%
Allowance for credit losses as a percentage of nonperforming loans	51.18%		66.12%		60.63%
Nonperforming Securities:
Nonaccrual securities at market value	$0		$6,483		$15,823

(a)	For the six month period ended
(b)	For the twelve month period ended

The nonaccrual securities included in the above table are pooled trust preferred collateralized debt obligations. As of June 30, 2011, all of these securities were returned to accrual status because of management’s expectation that all remaining principal and interest will be received. Evidence supporting management’s estimates related to timing and amount of future cash flows include; no other-than-temporary impairment charges have been recorded since the third quarter of 2010, improvement in the underlying collateral of these bonds has occurred, evidenced by a continued decline in new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	As of June 30, 2011		As of December 31, 2010
	Outstanding Balance	Percentage of Total Portfolio	Outstanding Balance	Percentage of Total Portfolio
	(dollars in thousands)
Commercial, financial, agricultural and other	$943,186	24%	$913,814	22%
Real estate construction	146,113	4	261,482	6
Residential real estate	1,101,859	27	1,127,273	27
Commercial real estate	1,270,797	32	1,354,074	32
Loans to individuals	530,103	13	561,440	13

Total loans, net of unearned income	$3,992,058	100%	$4,218,083	100%

	For Six Months Ended June 30, 2011			As of June 30, 2011
	Net Charge-offs	Percentage of Total Net Charge-offs	Net Charge- offs as a Percentage of Average Loans	Nonperforming Loans	Percentage of Total Nonperforming	Nonperforming Loans as a Percentage of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,696	14.20%	0.13%	$40,801	27.78%	1.02%
Real estate construction	8,048	42.38	0.39	37,263	25.37	0.94
Residential real estate	1,604	8.45	0.08	3,585	2.44	0.09
Commercial real estate	5,411	28.49	0.27	65,219	44.40	1.63
Loans to individuals	1,233	6.48	0.06	7	0.01	0.00

Total loans, net of unearned income	$18,992	100.00%	0.93%	$146,875	100.00%	3.68%

As the above table illustrates, three categories of loans, commercial, financial, agricultural and other, real estate construction, and commercial real estate were a significant portion of the nonperforming loans as of June 30, 2011.

Commercial, financial, agricultural and other loans were 24% of total loans and 28% of total nonperforming loans. Of the $40.8 million nonperforming loans in this category, $20.3 million is related to a line of credit issued to a western Pennsylvania real estate developer and $13.7 million is related to an information technology company in Maryland. For the six months ended June 30, 2011, net charge-offs for this category totaled $2.7 million as a result of $3.0 million in charge-offs which were offset by $0.3 million in recoveries.

Real estate construction loans, which represent only 4% of total loans, were 42% of net charge-offs during the six months ended June 30, 2011 and 25% of total nonperforming loans as of June 30, 2011. In the real estate construction category, loans generated outside of Pennsylvania represented 33% of nonperforming loans and 52% of the charge-offs for that category for the six months ended June 30, 2011. Nonperforming real estate construction loans totaled $37.3 million as of June 30, 2011, of which, $5.7 million related to a condominium project in Florida, $18.1 million related to construction projects in eastern Pennsylvania and $6.4 million related to development for a Nevada resort.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

Commercial real estate loans, which represent 32% of total loans, were 44% of total nonperforming loans as of June 30, 2011. Nonperforming commercial real estate loans totaled $65.2 million as of June 30, 2011. Nonaccrual loans included a $9.4 million loan for an office complex in western Pennsylvania and a $7.2 million loan for a condominium project in North Carolina. Additionally, troubled debt restructurings on accruing status included in this category include a $6.9 million loan for a retail strip development in western Pennsylvania, a $5.1 million loan for an office building in western Pennsylvania and a $4.9 million loan for a golf course in Maryland.

The following table for real estate construction, commercial real estate, and commercial, financial, agricultural and other loans shows the percentage of such loans at June 30, 2011 that had been generated in and out of Pennsylvania; the percentage of net charge-offs for the six months ended June 30, 2011; and the percentage of nonperforming loans as of June 30, 2011 attributable to loans in and out of Pennsylvania:

	Percentage of Loans In Category	Percentage of Net Charge-offs In Category		Percentage of Nonperforming Loans In Category
Commercial, financial, agricultural and other
Loans in Pennsylvania	82%	102%		66%
Loans out of Pennsylvania	18%	(2	)%(a)	34%
Real estate construction
Loans in Pennsylvania	77%	48%		67%
Loans out of Pennsylvania	23%	52%		33%
Commercial real estate
Loans in Pennsylvania	91%	100%		89%
Loans out of Pennsylvania	9%	0%		11%

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

Capital Resources

At June 30, 2011, shareholders’ equity was $762.1 million, an increase of $12.3 million from December 31, 2010. The increase was primarily the result of $12.7 million net income offset by $6.3 million of dividends paid to shareholders. Additionally, other comprehensive income increased $5.0 million due to changes in the fair value of available for sale investments and unearned ESOP shares decreased $1.0 million.

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

The table below presents First Commonwealth’s capital position at June 30, 2011.

	Actual		Regulatory Minimum		Well Capitalized		Excess Over Well Capitalized Capital Amount
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk-Weighted Assets
First Commonwealth Financial Corporation	$720,832	15.1%	$381,371	8.0%	N/A	N/A	N/A
First Commonwealth Bank	679,144	14.3	379,569	8.0	$474,461	10.0%	$204,683
Tier I Capital to Risk-Weighted Assets
First Commonwealth Financial Corporation	$661,040	13.9%	$190,685	4.0%	N/A	N/A	N/A
First Commonwealth Bank	619,631	13.1	189,784	4.0	$284,677	6.0%	$334,954
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$661,040	12.0%	$221,267	4.0%	N/A	N/A	N/A
First Commonwealth Bank	619,631	11.3	219,390	4.0	$274,238	5.0%	$345,393

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10%, 6% and 5%, respectively. At June 30, 2011, First Commonwealth’s banking subsidiary exceeded those requirements.

On July 19, 2011, First Commonwealth Financial Corporation declared a quarterly dividend of $0.03 per share payable on August 15, 2011. This level of dividend provides for the strengthening of capital through retained earnings during a time of unprecedented uncertainty and market volatility. Whether to increase the dividend level in the future will be dependent on both consistent earnings and continued improvement in economic conditions.

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

The information required by this Item is set forth in the “Legal proceedings” section in Part I, Item 1, Note 6, “Commitments and Contingent Liabilities”, which is incorporated herein by reference in response to this item.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to
10.1	Separation Agreement and General Release dated April 25, 2011 entered into between FCFC and David R. Tomb Jr.	Filed herewith

10.2	Separation Agreement and General Release dated April 25, 2011 entered into between FCFC and R. John Previte	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: August 5, 2011	/s/ John J. Dolan
John J. Dolan President and Chief Executive Officer

DATED: August 5, 2011	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer