Form 10-Q
period 2011-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2011-11-09
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 7, 2011, was 104,906,994.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2011	December 31, 2010
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$84,810	$69,854
Interest-bearing bank deposits	5,036	4
Securities available for sale, at fair value	1,035,200	967,715
Other investments	41,891	48,859
Loans:
Portfolio loans	3,973,723	4,218,083
Allowance for credit losses	(72,117)	(71,229)

Net loans	3,901,606	4,146,854

Premises and equipment, net	67,032	66,981
Other real estate owned	33,254	24,700
Goodwill	159,956	159,956
Amortizing intangibles, net	4,214	5,376
Other assets	325,063	322,543

Total assets	$5,658,062	$5,812,842

Liabilities
Deposits (all domestic):
Noninterest-bearing	$769,178	$706,889
Interest-bearing	3,715,700	3,910,963

Total deposits	4,484,878	4,617,852
Short-term borrowings	173,779	187,861

Subordinated debentures	105,750	105,750
Other long-term debt	72,709	98,748

Total long-term debt	178,459	204,498

Other liabilities	51,954	52,854

Total liabilities	4,889,070	5,063,065

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued and 104,906,994 shares outstanding at September 30, 2011; 105,515,079 shares issued and 104,846,194 shares outstanding at December 31, 2010	105,563	105,515
Additional paid-in capital	366,070	366,488
Retained earnings	302,982	291,492
Accumulated other comprehensive income (loss), net	3,913	(2,458)
Treasury stock (656,461 and 668,885 shares at September 30, 2011 and December 31, 2010)	(7,436)	(7,660)
Unearned ESOP shares	(2,100)	(3,600)

Total shareholders’ equity	768,992	749,777

Total liabilities and shareholders’ equity	$5,658,062	$5,812,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$49,109	$56,051	$149,371	$170,826
Interest and dividends on investments:
Taxable interest	8,444	9,193	25,376	29,324
Interest exempt from federal income taxes	9	721	208	4,711
Dividends	11	13	40	59
Interest on bank deposits	27	4	63	77

Total interest income	57,600	65,982	175,058	204,997

Interest Expense
Interest on deposits	8,097	12,194	26,726	38,841
Interest on short-term borrowings	188	284	551	1,752

Interest on subordinated debentures	1,387	1,429	4,156	4,194
Interest on other long-term debt	448	979	1,391	3,420

Total interest on long-term debt	1,835	2,408	5,547	7,614

Total interest expense	10,120	14,886	32,824	48,207

Net Interest Income	47,480	51,096	142,234	156,790
Provision for credit losses	6,975	4,522	29,904	53,552

Net Interest Income after Provision for Credit Losses	40,505	46,574	112,330	103,238

Noninterest Income
Change in fair value on impaired securities	(2,535)	(5,787)	(218)	(7,114)
Non-credit related losses (gains) on securities not expected to be sold (recognized in other comprehensive income)	2,535	1,497	218	(2,036)

Net impairment losses	0	(4,290)	0	(9,150)
Net securities gains	0	1,430	2,185	2,412
Trust income	1,603	1,486	5,085	4,378
Service charges on deposit accounts	3,836	4,302	11,010	13,057
Insurance and retail brokerage commissions	1,698	1,600	4,876	5,328
Income from bank owned life insurance	1,411	1,377	4,158	3,935
Income from other real estate owned	1,024	0	1,439	0
Gain on sale of assets	790	215	2,272	628
Card related interchange income	3,053	2,689	8,895	7,695
Credit risk on interest rate swaps	(5,108)	(542)	(5,643)	(836)
Other income	2,492	2,612	7,914	7,532

Total noninterest income	10,799	10,879	42,191	34,979

Noninterest Expense
Salaries and employee benefits	20,418	20,617	63,092	63,991
Net occupancy expense	3,506	3,317	10,733	10,749
Furniture and equipment expense	3,092	3,084	9,407	9,350
Data processing expense	1,533	1,367	4,482	4,282
Pennsylvania shares tax expense	1,434	1,468	4,046	3,982
Intangible amortization	384	408	1,163	1,641
Collection and repossession expense	1,961	1,209	5,003	2,926
Other professional fees and services	1,706	719	3,930	2,947
FDIC insurance	1,177	2,014	4,260	5,989
Loss on sale or write-down of assets	159	92	4,674	2,489
Loan processing fees	851	441	1,832	1,199
Other operating expenses	4,900	6,195	15,628	18,303

Total noninterest expense	41,121	40,931	128,250	127,848

Income Before Income Taxes	10,183	16,522	26,271	10,369
Income tax provision (benefit)	1,857	5,863	5,280	(664)

Net Income	$8,326	$10,659	$20,991	$11,033

Average Shares Outstanding	104,728,915	97,199,306	104,678,233	89,380,112
Average Shares Outstanding Assuming Dilution	104,728,915	97,203,753	104,678,436	89,382,588
Per Share Data:
Basic Earnings per Share	$0.08	$0.11	$0.20	$0.12
Diluted Earnings per Share	0.08	0.11	0.20	0.12
Cash Dividends Declared per Common Share	0.03	0.01	0.09	0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Comprehensive income
Net income				20,991				20,991
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period					7,933			7,933
Non-credit related losses on securities not expected to be sold					(142)			(142)
Reclassification adjustment for gains on securities included in net income					(1,420)			(1,420)

Total other comprehensive income								$6,371

Total comprehensive income								$27,362

Cash dividends declared ($0.09 per share)				(9,418)				(9,418)
Net decrease in unearned ESOP shares							1,500	1,500
ESOP market value adjustment ($762, net of $267 tax benefit)			(495)					(495)
Discount on dividend reinvestment plan purchases			(48)					(48)
Tax benefit of stock options exercised			6					6
Treasury stock acquired	(1,336)					(9)		(9)
Treasury stock reissued	13,760			(83)		155		72
Restricted stock granted	25,000	25	(2)	0		78		101
Common stock issuance	23,376	23	121			0		144

Balance at September 30, 2011	104,906,994	$105,563	$366,070	$302,982	$3,913	$(7,436)	$(2,100)	$768,992

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Continued)

(dollars in thousands, except share data)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
Balance at December 31, 2009	85,151,875	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Comprehensive income
Net income				11,033				11,033
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period					1,319			1,319
Non-credit related gains on securities not expected to be sold					1,323			1,323
Reclassification adjustment for losses on securities included in net income					4,412			4,412

Total other comprehensive income								$7,054

Total comprehensive income								$18,087

Cash dividends declared ($0.05 per share)				(4,261)				(4,261)
Net decrease in unearned ESOP shares							1,500	1,500
ESOP market value adjustment ($772, net of $270 tax benefit)			(502)					(502)
Discount on dividend reinvestment plan purchases			(28)					(28)
Tax benefit of stock options exercised			0					0
Treasury stock acquired	(1,291)					(8)		(8)
Treasury stock reissued	728,020		656	(4,785)		8,233		4,104
Restricted stock granted	30,120			(168)		362		194
Common stock issuance	18,914,648	18,915	64,998					83,913

Balance at September 30, 2010	104,823,372	$105,515	$366,647	$280,706	$1,009	$(7,967)	$(4,100)	$741,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Operating Activities
Net income	$20,991	$11,033
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,904	53,552
Deferred tax expense (benefit)	1,387	(7,229)
Depreciation and amortization	7,058	8,142
Net losses on securities and other assets	5,861	6,372
Net amortization of premiums and discounts on securities	794	24
Net amortization of premiums and discounts on long-term debt	(96)	(692)
Income from increase in cash surrender value of bank owned life insurance	(4,158)	(3,935)
Decrease in interest receivable	1,063	2,642
Decrease in interest payable	(1,921)	(1,419)
(Decrease) increase in income tax payable	(718)	5,022
Other-net	(1,222)	9,330

Net cash provided by operating activities	58,943	82,842

Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	0	14,520
Transactions with securities available for sale:
Proceeds from sales	75,074	141,585
Proceeds from maturities and redemptions	358,875	344,273
Purchases	(489,963)	(252,794)
Proceeds from the redemption of FHLB stock	6,969	0
Proceeds from bank owned life insurance	88	0
Proceeds from sale of loans	5,763	0
Proceeds from sales of other assets	7,037	5,657
Net decrease in loans	184,440	281,884
Purchases of premises and equipment	(6,542)	(4,074)

Net cash provided by investing activities	141,741	531,051

Financing Activities
Net decrease in federal funds purchased	(800)	(105,000)
Net decrease in other short-term borrowings	(13,281)	(691,912)
Net (decrease) increase in deposits	(132,912)	192,189
Repayments of other long-term debt	(24,444)	(97,030)
Proceeds from issuance of long-term debt	0	50,000
Proceeds from issuance of common stock	144	83,913
Discount on dividend reinvestment plan purchases	(48)	(28)
Dividends paid	(9,418)	(4,261)
Proceeds from reissuance of treasury stock	72	4,104
Purchase of treasury stock	(9)	(8)

Net cash used in financing activities	(180,696)	(568,033)

Net increase in cash and cash equivalents	19,988	45,860
Cash and cash equivalents at January 1	69,858	89,559

Cash and cash equivalents at September 30	$89,846	$135,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year of 2011. These interim financial statements should be read in conjunction with First Commonwealth’s 2010 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.

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

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Condensed Consolidated Statements of Changes in Shareholders’ Equity:

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$12,205	$(4,272)	$7,933	$2,029	$(710)	$1,319
Non-credit related (losses) gains on securities not expected to be sold	(218)	76	(142)	2,036	(713)	1,323
(Gains) losses realized in net income	(2,185)	765	(1,420)	6,788	(2,376)	4,412

Net unrealized gains	9,802	(3,431)	6,371	10,853	(3,799)	7,054

Other comprehensive income	$9,802	$(3,431)	$6,371	$10,853	$(3,799)	$7,054

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 2 Supplemental Comprehensive Income Disclosures (Continued)

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period	$4,696	$(1,644)	$3,052	$(7,866)	$2,753	$(5,113)
Non-credit related losses on securities not expected to be sold	(2,535)	887	(1,648)	(1,497)	524	(973)
Losses realized in net income	0	0	0	2,860	(1,001)	1,859

Net unrealized gains (losses)	2,161	(757)	1,404	(6,503)	2,276	(4,227)

Other comprehensive income (loss)	$2,161	$(757)	$1,404	$(6,503)	$2,276	$(4,227)

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on noncash investing and financing activities:

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash paid during the year for:
Interest	$34,904	$50,421
Income taxes	4,400	1,216
Noncash investing and financing activities:
ESOP loan reductions	$1,500	$1,500
Loans transferred to other real estate owned and repossessed assets	25,883	6,061
Receivable for sale of other real estate owned	7,260	0
Loans transferred from held to maturity to available for sale	823	0
Gross increase in market value adjustment to securities available for sale	9,792	10,853
Transfer of securities from held to maturity to available for sale	0	22,433

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

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 3 Supplemental Cash Flow Disclosures (Continued)

Correction of Prior Period Error in Cash Flow (Continued)

The errors for the nine-months ended September 30, 2010, have been corrected in the 2010 Consolidated Statements of Cash Flows presented on page 7 by removing the transactions from the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available for sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows, and including these transactions within the “Proceeds from Sales” sub-line item of “Transactions with securities available-for-sale.” Additionally, the proceeds from the call of the held-to-maturity bond was reclassified from the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available for sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows to the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities held to maturity.”

We have not amended or restated any prior period filings as this error does not impact our reported net income, net cash flows, or shareholders’ equity and was not considered material. While the nine-month period of 2010 is corrected in this Form 10-Q and the six-month period of 2010 was corrected in the Form 10-Q as of June 30, 2011, the corrections to the year ended December 31, 2010, will be reflected in future filing of our December 31, 2011 Form 10-K.

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

In accordance with current presentation in the Consolidated Statements of Cash Flows, we have reclassified $2.6 million related to the redemption of FHLB stock from proceeds from maturities and redemptions of available-for-sale securities to a separate line item. This reclassification decreases the proceeds from maturities and redemptions of available-for-sale securities for the year-ended December 31, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 4 Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average common shares issued	105,563,455	98,258,829	105,545,880	90,638,915
Average treasury stock shares	(656,461)	(709,399)	(658,944)	(878,550)
Average unearned ESOP shares	(148,871)	(304,119)	(181,633)	(336,278)
Average unearned nonvested shares	(29,208)	(46,005)	(27,070)	(43,975)

Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	104,728,915	97,199,306	104,678,233	89,380,112
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	0	4,447	0	2,476
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	0	0	203	0

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	104,728,915	97,203,753	104,678,436	89,382,588

At September 30, 2011, there were options to purchase 513,210 shares of common stock outstanding, at a price ranging from $6.36 per share to $14.55 per share and common stock equivalents outstanding of 20,101 shares at a price ranging from $5.70 per share to $6.82 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At September 30, 2010, there were options to purchase 627,106 shares of common stock outstanding, at a price ranging from $6.07 per share to $14.55 per share and common stock equivalents outstanding of 4,218 shares at a price of $12.35 per share that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

September 30, 2011

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

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$854	$925

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

The following table identifies the notional amount of those instruments at:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,440,447	$1,471,692
Financial standby letters of credit	53,631	64,348
Performance standby letters of credit	74,737	79,140
Commercial letters of credit	20	20

The current notional amounts outstanding as of September 30, 2011 include financial standby letters of credit of $3.1 million, performance standby letters of credit of $2.7 million, and commercial letters of credit of $0.5 million issued during the first nine months of 2011. A liability of $0.2 million and $0.1 million has been recorded as of September 30, 2011 and December 31, 2010, respectively, which represents the fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued. See Note 12, “Fair Value of Assets and Liabilities,” for additional information.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 6 Commitments and Contingent Liabilities (Continued)

Commitments and letters of credit (Continued)

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. An evaluation of the credit risk in these instruments resulted in the recording of a liability of $0.8 million as of September 30, 2011 and $1.4 million as of December 31, 2010. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Legal proceedings

McGrogan v. First Commonwealth Bank is a class action that was filed on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserts that First Commonwealth committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. At that time, aggregate balances in the IRA Market Rate Savings accounts totaled approximately $11.5 million. The class members seek monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations, and attorney’s fees. On July 27, 2011, the court granted class certification as to breach of contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The amount of liability, if any, will depend upon information which is not presently known to the Bank, including the Court’s interpretation of the IRA contract and each class member’s life expectancy and pace of distributions from the IRA account. Accordingly, the Company is unable to estimate the amount or range of a reasonably possible loss.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities

Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
				(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$32,366	$4,152	$0	$36,518	$36,719	$3,874	$0	$40,593
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	683,653	32,747	(70)	716,330	618,454	26,513	(2,986)	641,981
Mortgage Backed Securities – Commercial	202	1	(1)	202	233	1	(1)	233
Other Government- Sponsored Enterprises	242,811	967	(206)	243,572	184,531	225	(869)	183,887
Obligations of States and Political Subdivisions	445	20	0	465	47,175	644	0	47,819
Corporate Securities	11,818	248	(699)	11,367	21,226	494	(344)	21,376
Pooled Trust Preferred Collateralized Debt Obligations	56,606	1	(31,909)	24,698	58,780	16	(32,444)	26,352

Total Debt Securities	1,027,901	38,136	(32,885)	1,033,152	967,118	31,767	(36,644)	962,241
Equity Securities	2,048	0	0	2,048	5,137	337	0	5,474

Total Securities Available for Sale	$1,029,949	$38,136	$(32,885)	$1,035,200	$972,255	$32,104	$(36,644)	$967,715

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within one year	$4,805	$4,813
Due after one but within five years	238,090	238,852
Due after five but within ten years	361	372
Due after ten years	68,424	36,065

	311,680	280,102
Mortgage Backed Securities (a)	716,221	753,050

Total Debt Securities	$1,027,901	$1,033,152

(a)	Mortgage Backed Securities include an amortized cost of $32 million and a fair value of $37 million for Obligations of U.S. Government Agencies issued by Ginnie Mae. Obligations of U.S. Government-Sponsored Enterprises includes obligations issued by Fannie Mae and Freddie Mac which had an amortized cost of $684 million and a fair value of $716 million.

For the nine months ended September 30, 2011, the Company realized proceeds of $75.1 million from the sale of available for sale securities which included $2.4 million in gross gains and $0.2 million in gross losses. For the nine months ended September 30, 2010, the Company realized proceeds of $141.6 million from the sale of available for sale securities which included $3.2 million in gross gains and $0.8 million in gross losses.

During the first quarter of 2011, $5.2 million in single issue trust preferred securities and $1.2 million in corporate debentures owned by a non-bank subsidiary of the Company were sold in order to reinvest the proceeds in more liquid assets for that subsidiary. The amounts sold represent the subsidiaries entire portfolio of these investments and resulted in a net gain of $0.3 million. During the first half of 2011, $3.0 million in single issue trust preferred securities held by another subsidiary were called, resulting in a gain of $0.1 million. Additionally, during 2011 the Company continued its strategy to liquidate its obligations of states and political subdivisions in order to mitigate future credit risk and improve its tax position. Investments in obligations of states and political subdivisions totaled $0.5 million and $47.8 million as of September 30, 2011 and December 31, 2010, respectively. This decline is a result of $3.6 million in maturities and $42.5 million in sales which provided $0.3 million in recognized gains. As of September 30, 2011, all of the remaining investments in obligations of states and political subdivisions were classified as available for sale and none were in an unrealized loss position.

Securities available for sale with a fair value of $648 million and $660 million were pledged as of September 30, 2011 and December 31, 2010, respectively, to secure public deposits and for other purposes required or permitted by law.

As of September 30, 2011 and December 31, 2010, there were no securities classified as held to maturity.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities (Continued)

For the nine months ended September 30, 2010, net securities gains included $50 thousand in gains and no losses for debt securities held to maturity.

Note 8 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2011 and December 31, 2010, our FHLB stock totaled $41.9 million and $48.9 million, respectively, and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as temporarily discontinued the repurchase of excess stock from members. In October 2010, the FHLB resumed the repurchase of excess stock from its members by repurchasing the lesser of 5% of the members total capital stock outstanding or its total excess capital stock. Since that time, a similar repurchase has occurred on a quarterly basis, resulting in $7.0 million in repurchases during the first nine months of 2011. Decisions regarding any future repurchases of excess capital stock will be made by the FHLB on a quarterly basis.

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

Management reviewed the FHLB’s Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 9, 2011 in order to evaluate all of these considerations. First Commonwealth concluded that the par value of its investment in FHLB stock is recoverable. Accordingly, no impairment charge was recorded on these securities for the nine months ended September 30, 2011. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). In the third quarter of 2011, no other-than-temporary impairment charges were recognized and $2.5 million in non-credit related losses on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. In the third quarter of 2010, we recorded $4.3 million in other-than-temporary impairment charges. These charges include $4.0 million in credit related other-than-temporary impairment on five trust preferred collateralized debt obligations and $0.3 million recorded on one equity security related to a Pennsylvania-based financial institution. Additionally, for the three months ended September 30, 2010, $1.5 million in non-credit related losses on securities that were determined to be impaired in the current or any previous periods was recorded in OCI on our trust preferred collateralized debt obligations. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Condensed Consolidated Statements of Income, the “Change in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Non-credit related losses (gains) on securities not expected to be sold (recognized in other comprehensive income)” line represents the gains and losses on the securities resulting from factors other than credit. The non-credit related gain or loss is disclosed in the Condensed Consolidated Statements of Income and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total noninterest income for the related period.

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

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and estimated fair values at September 30, 2011 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	$26,807	$(69)	$17	$(1)	$26,824	$(70)
Mortgage Backed Securities – Commercial	0	0	157	(1)	157	(1)
Other Government-Sponsored Enterprises	28,495	(206)	0	0	28,495	(206)
Corporate Securities	4,402	(699)	0	0	4,402	(699)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	24,645	(31,909)	24,645	(31,909)

Total Securities	$59,704	$(974)	$24,819	$(31,911)	$84,523	$(32,885)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2010 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	$105,304	$(2,986)	$0	$0	$105,304	$(2,986)
Mortgage Backed Securities – Commercial	182	(1)	0	0	182	(1)
Other Government – Sponsored Enterprises	126,531	(869)	0	0	126,531	(869)
Corporate Securities	4,482	(73)	5,827	(271)	10,309	(344)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,286	(32,444)	26,286	(32,444)

Total Securities	$236,499	$(3,929)	$32,113	$(32,715)	$268,612	$(36,644)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

At September 30, 2011, pooled trust preferred collateralized debt obligations accounted for 97% of total unrealized losses, corporate fixed income comprised 2% of unrealized losses and fixed income securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises accounted for 1%. There were no equity securities in an unrealized loss position.

As of September 30, 2011, our corporate securities had an amortized cost and an estimated fair value of $11.8 million and $11.4 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. Included in the corporate securities portfolio are investments which had a gross unrealized loss of $0.7 million as of September 30, 2011 and $0.3 million as of December 31, 2010. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of the issues in an unrealized loss position were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

As of December 31, 2010, our corporate securities were comprised of single issue trust preferred securities as well as some corporate debentures. The single issue trust preferred securities had an amortized cost and estimated fair value of $20.0 million, while our corporate debentures had a book value of $1.2 million and a fair value of $1.3 million.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of September 30, 2011:

Pooled Trust Preferred Collateralized Debt Obligations

(dollars in thousands)

Deal	Class	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a Percentage of Current Collateral	Excess Subordination as a Percentage of Current Performing Collateral
Pre TSL I	Senior	$2,290	$2,113	$(177)	A2/BBB	24	38.07%	270.58%
Pre TSL IV	Mezzanine	1,830	680	(1,150)	Ca/CCC	6	27.07%	32.28%
Pre TSL V	Mezzanine	52	53	1	Caa3/D	3	100.00%	0.00%
Pre TSL VI	Mezzanine	235	190	(45)	Ca/D	5	73.62%	508.75%
Pre TSL VII	Mezzanine	3,965	2,188	(1,777)	Ca/C	18	67.87%	0.00%
Pre TSL VIII	Mezzanine	1,652	808	(844)	C/C	35	45.91%	0.00%
Pre TSL IX	Mezzanine	2,227	763	(1,464)	Ca/C	48	31.02%	0.00%
Pre TSL X	Mezzanine	1,319	686	(633)	C/C	53	49.98%	0.00%
Pre TSL XII	Mezzanine	5,437	2,380	(3,057)	Ca/C	77	32.69%	0.00%
Pre TSL XIII	Mezzanine	11,897	4,327	(7,570)	Ca/C	68	32.31%	0.00%
Pre TSL XIV	Mezzanine	12,597	4,353	(8,244)	Ca/C	63	36.97%	30.94%
MMCap I	Senior	5,958	5,107	(851)	A3/BBB	25	35.13%	334.76%
MMCap I	Mezzanine	837	420	(417)	Ca/C	25	35.13%	4.92%
MM Comm IX	Mezzanine	6,310	630	(5,680)	Ca/D	31	50.68%	0.00%

Total		$56,606	$24,698	$(31,908)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

As of September 30, 2011, the book value of our pooled trust preferred collateralized debt obligations totaled $56.6 million with a fair value of $24.7 million, which includes securities comprised of 355 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches, three of which have no senior class remaining in the issue. Two of the pooled issues, representing $8.2 million of the $56.6 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2011, after taking into account management’s best estimates of future interest deferrals and defaults, eight of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 5% to 509% of the current performing collateral.

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis when evaluating our debt securities for other-than-temporary impairment, we determine a credit related portion and a non-credit related portion. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities. In the first nine months of 2011, no credit related other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations.

As of September 30, 2011, none of the pooled trust preferred collateralized debt obligations were considered to be nonperforming securities, compared to $15.8 million which were considered nonperforming at December 31, 2010. These securities were returned to performing status in the second quarter of 2011 because of growing evidence supporting management’s estimate of future cash flows indicating that all remaining principal and interest will be received. Support for these estimates include: no other-than-temporary impairment charges have been recorded since the third quarter of 2010, improvement in the underlying collateral of these bonds evidenced by a reduced level of new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2011. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model which includes each deal’s structural features. For collateral issued by financial institutions with over $15 billion in asset size, our estimate of future cash flows includes a 20% prepayment rate in years 3 and 4 and a 2% prepayment rate thereafter. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 355 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of September 30, 2011, default probabilities for performing collateral ranged from 0.33% to 75%.

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

Our cash flow analysis as of September 30, 2011, indicates no additional credit related other-than-temporary impairment has occurred on our pooled trust preferred securities since December 31, 2010. Based upon the analysis performed by management, it is probable that eight of our pooled trust preferred securities will

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior years. These securities are identified in the table on page 19 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of September 30, 2011 indicates it is probable that we will collect all contractual principal and interest payments.

The following provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance, beginning (a)	$44,850	$40,876	$44,850	$36,161
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0	0	0
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	0	3,974	0	8,689

Balance, ending	$44,850	$44,850	$44,850	$44,850

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods. For the nine months ended September 30, the beginning balance represents impairment losses taken before January 1 of the respective year. For the three months ended September 30, the beginning balance represents impairment losses taken before July 1 of the respective year.

In the third quarter of 2011, there were no other-than-temporary impairment charges recorded on equity securities. There was $0.3 million of other-than-temporary impairment charges recognized in the third quarter of 2010 on one equity security related to a Pennsylvania-based financial institution. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of September 30, 2011, there are no equity securities in an unrealized loss position. At September 30, 2010, there was one equity security in an unrealized loss position of $4 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Commercial, financial, agricultural and other	$950,547	$913,814
Real estate construction	97,354	261,482
Residential real estate	1,096,339	1,127,273
Commercial real estate	1,284,720	1,354,074
Loans to individuals	544,763	561,440

Total loans	$3,973,723	$4,218,083

During the nine months ended September 30, 2011, loans decreased $244.4 million or 6% compared to balances outstanding at December 31, 2010. Declines were experienced in all categories except commercial, financial, agricultural and other and can be attributed to the following: real estate construction declined as the result of completed construction projects being moved to the commercial real estate category; the decline in residential real estate loans can be attributed to planned runoff in this portfolio; commercial real estate decreased largely as a result of payoffs by the conduit markets and other lenders which provided longer term, lower rate financing to several borrowers; and loans to individuals declined primarily because of weaker consumer loan demand.

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

September 30, 2011

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

The following tables represent our credit risk profile by creditworthiness:

	September 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$860,553	$43,295	$1,084,381	$1,040,685	$544,746	$3,573,660
Non-Pass
OAEM	24,063	6,490	6,449	83,318	10	120,330
Substandard	60,902	41,858	5,509	160,717	7	268,993
Doubtful	5,029	5,711	0	0	0	10,740

Total Non-Pass	89,994	54,059	11,958	244,035	17	400,063

Total	$950,547	$97,354	$1,096,339	$1,284,720	$544,763	$3,973,723

	December 31, 2010
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$778,260	$181,348	$1,115,825	$1,062,400	$561,360	$3,699,193
Non-Pass
OAEM	54,318	10,845	6,198	82,361	6	153,728
Substandard	81,236	60,712	5,250	209,313	74	356,585
Doubtful	0	8,577	0	0	0	8,577

Total Non-Pass	135,554	80,134	11,448	291,674	80	518,890

Total	$913,814	$261,482	$1,127,273	$1,354,074	$561,440	$4,218,083

Portfolio Risks

Credit quality measures as of September 30, 2011 improved compared to December 31, 2010 as criticized loans decreased $118.8 million, or 23%, and delinquency on accruing loans declined $3.8 million, or 9%. For this same period, nonaccrual loans increased $11.2 million as some non-pass credits were placed on nonaccrual status.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Portfolio Risks (Continued)

Charge-offs for the nine months ended September 30, 2011 totaled $30.1 million compared to $52.5 million for the nine months ended September 30, 2010. The decrease of $22.4 million compared to 2010 is primarily the result of a charge-off in the second quarter of 2010 for a construction loan in Florida.

Criticized loans, or loans designated OAEM, substandard or doubtful, totaled $400.1 million at September 30, 2011 and represented 10% of the loan portfolio, compared to 12% of the portfolio as of December 31, 2010. These loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

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

Risk factors associated with commercial real estate and construction related loans are monitored closely since this is an area that represents the most significant portion of the loan portfolio and has experienced the most stress during the economic downturn and evidenced little recovery strength.

In addition, during the first nine months of 2011, 20 relationships were classified as troubled debt restructuring. These loans increased the nonperforming loans balance by $22.2 million and increased specific reserves by $2.1 million. The most significant additions were a $6.9 million commercial real estate loan for a retail strip development in western Pennsylvania and two commercial real estate loans totaling $9.9 million. All three of these loans were modified with maturity extensions after reaching the maturity of a balloon payment.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Age Analysis of Past Due Loans by Segment

The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2011 and December 31, 2010. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2011
	30-59 Days past due	60-89 Days past due	90 Days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,537	$772	$424	$35,641	$38,374	$912,173	$950,547
Real estate construction	0	0	0	36,191	36,191	61,163	97,354
Residential real estate	6,318	2,021	10,104	3,636	22,079	1,074,260	1,096,339
Commercial real estate	5,118	7,557	798	51,909	65,382	1,219,338	1,284,720
Loans to individuals	2,851	778	1,240	7	4,876	539,887	544,763

Total	$15,824	$11,128	$12,566	$127,384	$166,902	$3,806,821	$3,973,723

	December 31, 2010
	30-59 Days past due	60-89 Days past due	90 Days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,195	$513	$731	$25,586	$29,025	$884,789	$913,814
Real estate construction	363	2,279	0	44,670	47,312	214,170	261,482
Residential real estate	8,322	2,545	10,144	2,249	23,260	1,104,013	1,127,273
Commercial real estate	5,076	5,302	459	43,586	54,423	1,299,651	1,354,074
Loans to individuals	2,745	848	1,869	60	5,522	555,918	561,440

Total	$18,701	$11,487	$13,203	$116,151	$159,542	$4,058,541	$4,218,083

The previous tables summarizes nonaccrual loans by loan segment. The company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loans reach a certain number of days past due. Generally loans 90 days or more past due are placed on nonaccrual status unless they are well-secured and in the process of collection.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

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

Nonperforming loans increased $44.4 million to $161.9 million at September 30, 2011 compared to $117.5 million at December 31, 2010. As a result, the specific allowance for nonperforming loans increased by $11.0 million at September 30, 2011 compared to December 31, 2010. Unfunded commitments related to nonperforming loans were $6.7 million at September 30, 2011 and an off balance sheet reserve of $0.5 million has been established for these commitments.

Significant additions to nonaccrual loans for the nine months ended September 30, 2011 include the following:

•	$20.7 million commercial real estate loan in Pennsylvania

•	$13.7 million shared national credit commercial loan for an information technology firm in Maryland

•	$9.7 million loan for a western Pennsylvania office complex

•	$8.7 million for three real estate construction projects in eastern Pennsylvania

•	$3.3 million commercial real estate project in Pennsylvania

•	$3.1 million loan for a western Pennsylvania manufacturer

Significant reductions to nonaccrual loans for the nine months ended September 30, 2011 include the following:

•

Movement of $11.3 million loan for a waste management company to accrual status. However, this loan continues to be classified as nonperforming because modifications made to the original loan contract have resulted in classification as a troubled debt restructuring.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

•	$10.0 million commercial real estate loan for an office building for which a charge-off was taken and was subsequently transferred to OREO

•	$4.0 million land development loan in central Pennsylvania which was transferred to OREO

•	$4.0 million construction loan in Florida which was transferred to OREO

•	$2.0 million in commercial real estate loans in western Pennsylvania which was transferred to OREO

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2011 and December 31, 2010. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated based on month-end balances of the loans of the period reported.

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,336	$1,425	$0
Real estate construction	12,422	34,912	0
Residential real estate	3,215	3,741	0
Commercial real estate	18,059	19,116	0
Loans to individuals	7	7	0

Subtotal	35,039	59,201	0

With an allowance recorded:
Commercial, financial, agricultural and other	36,959	37,261	10,503
Real estate construction	23,769	26,018	12,551
Residential real estate	737	738	171
Commercial real estate	65,380	65,621	11,674
Loans to individuals	0	0	0

Subtotal	126,845	129,638	34,899

Total	$161,884	$188,839	$34,899

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,963	$5,745	$0
Real estate construction	14,319	62,317	0
Residential real estate	1,961	2,534	0
Commercial real estate	22,970	23,830	0
Loans to individuals	60	125	0

Subtotal	42,273	94,551	0

With an allowance recorded:
Commercial, financial, agricultural and other	23,118	38,940	6,709
Real estate construction	30,351	34,954	11,855
Residential real estate	344	344	56
Commercial real estate	21,401	21,626	5,287
Loans to individuals	0	0	0

Subtotal	75,214	95,864	23,907

Total	$117,487	$190,415	$23,907

	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,695	$11	$2,455	$2
Real estate construction	21,611	1	25,435	0
Residential real estate	2,519	4	1,831	0
Commercial real estate	27,322	246	19,636	9
Loans to individuals	13	0	57	0

Subtotal	55,160	262	49,414	11

With an allowance recorded:
Commercial, financial, agricultural and other	29,614	126	49,639	7
Real estate construction	19,858	0	33,823	0
Residential real estate	422	1	1,562	0
Commercial real estate	35,595	301	12,420	0
Loans to individuals	0	0	0	0

Subtotal	85,489	428	97,444	7

Total	$140,649	$690	$146,858	$18

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Three Months Ended September 30, 2011		For the Three Months Ended September 30, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$1,989	$6	$1,620	$2
Real estate construction	16,465	(1)	20,583	0
Residential real estate	3,131	3	1,777	0
Commercial real estate	19,676	228	22,646	3
Loans to individuals	7	0	67	0

Subtotal	41,268	236	46,693	5

With an allowance recorded:
Commercial, financial, agricultural and other	37,552	50	49,598	3
Real estate construction	20,237	(2)	13,358	0
Residential real estate	669	1	1,980	0
Commercial real estate	51,677	124	15,961	0
Loans to individuals	0	0	0	0

Subtotal	110,135	173	80,897	3

Total	$151,403	$409	$127,590	$8

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.

As a result of adopting the amendments in ASU 2011-02, all restructurings that occurred on or after January 1, 2011 were assessed for identification as troubled debt restructurings. No additional troubled debt restructurings were identified for loans for which the allowance for credit losses would have previously been measured under a general allowance for credit losses methodology.

As of September 30, 2011, troubled debt restructured loans totaled $35.1 million. In 2011, 20 relationships, comprised of 33 loans, totaling $22.2 million were identified as troubled debt restructurings resulting in specific reserves of $2.1 million. In the first nine months of 2010, four relationships, comprised of seven loans, totaling $13.2 million were identified as troubled debt restructurings resulting in specific reserves of $0.8 million. Of the $13.2 million identified in the nine month period ended September 30, 2010, $12.8 million related to loans in nonaccrual status. Commitments outstanding on troubled debt restructured loans totaled $12.6 million as of September 30, 2011, all of which related to letters of credit for one loan relationship.

In all cases, in the tables below the decrease in the post-modification balance compared to the pre-modification balance is a result of customer payments and not forgiveness of debt.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the first nine months of 2011:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, agricultural and other	9	$2,317	$2,298	$569
Real estate construction	3	354	398	0
Residential real estate	4	267	264	7
Commercial real estate	17	19,350	19,212	1,551
Loans to individuals	0	0	0	0

Total	33	$22,288	$22,172	$2,127

	Reason for Modification
	Extend Maturity	Modify Rate	Modify Payments
Commercial, financial, agricultural and other	$100	$0	$2,217
Real estate construction	354	0	0
Residential real estate	0	88	179
Commercial real estate	17,202	170	1,978
Loans to individuals	0	0	0

Total	$17,656	$258	$4,374

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the first nine months of 2010:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, agricultural and other	4	$518	$500	$250
Real estate construction	1	2,070	556	556
Residential real estate	0	0	0	0
Commercial real estate	2	10,616	9,781	0
Loans to individuals	0	0	0	0

Total	7	$13,204	$10,837	$806

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	Reason for Modification
	Extend Maturity	Modify Rate	Modify Payments
Commercial, financial, agricultural and other	$250	$94	$174
Real estate construction	0	2,070	0
Residential real estate	0	0	0
Commercial real estate	0	10,616	0
Loans to individuals	0	0	0

Total	$250	$12,780	$174

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the three months ended September 30, 2011:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, agricultural and other	1	$49	$46	$0
Real estate construction	0	0	0	0
Residential real estate	2	177	175	7
Commercial real estate	3	520	517	0
Loans to individuals	0	0	0	0

Total	6	$746	$738	$7

	Reason for Modification
	Extend Maturity	Modify Rate	Modify Payments
Commercial, financial, agricultural and other	$0	$0	$49
Real estate construction	0	0	0
Residential real estate	0	73	104
Commercial real estate	39	0	481
Loans to individuals	0	0	0

Total	$39	$73	$634

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the three months ended September 30, 2010:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, agricultural and other	3	$424	$424	$250
Real estate construction	0	0	0	0
Residential real estate	0	0	0	0
Commercial real estate	0	0	0	0
Loans to individuals	0	0	0	0

Total	3	$424	$424	$250

	Reason for Modification
	Extend Maturity	Modify Rate	Modify Payments
Commercial, financial, agricultural and other	$250	$0	$174
Real estate construction	0	0	0
Residential real estate	0	0	0
Commercial real estate	0	0	0
Loans to individuals	0	0	0

Total	$250	$0	$174

The trouble debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the nine months ended September 30, 2011 and 2010, $0.2 million and $0.1 million, respectively, of total rate modifications represent troubled debt restructured loans with modifications to the rate as well as payment due to reamortization. All rate modifications reported for the three month periods ended September 30, 2011 were modifications of the rate only.

A trouble debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. For the three and nine months ended September 30, 2011 and 2010, there were no loans restructured within the preceding twelve months which were considered to be in default.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229
Charge-offs	(3,642)	(14,570)	(2,686)	(6,918)	(2,332)	0	(30,148)
Recoveries	335	0	118	239	440	0	1,132
Provision	196	11,984	3,770	12,443	1,708	(197)	29,904

Ending balance	$18,589	$15,416	$6,656	$22,677	$4,031	$4,748	$72,117

Ending balance: individually evaluated for impairment	$10,503	$12,551	$171	$11,674	$0	$0	$34,899
Ending balance: collectively evaluated for impairment	$8,086	$2,865	$6,485	$11,003	$4,031	$4,748	$37,218

Loans:
Ending balance	$950,547	$97,354	$1,096,339	$1,284,720	$544,763		$3,973,723
Ending balance: individually evaluated for impairment	$37,738	$35,957	$2,290	$81,375	$0		$157,360
Ending balance: collectively evaluated for impairment	$912,809	$61,397	$1,094,049	$1,203,345	$544,763		$3,816,363

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Nine Months Ended September 30, 2010
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$31,369	$18,224	$5,847	$17,526	$4,731	$3,942	$81,639
Charge-offs	(2,949)	(41,374)	(3,673)	(1,824)	(2,695)	0	(52,515)
Recoveries	2,270	0	154	119	427	0	2,970
Provision	7,805	36,574	2,696	3,495	1,796	1,186	53,552

Ending balance	$38,495	$13,424	$5,024	$19,316	$4,259	$5,128	$85,646

Ending balance: individually evaluated for impairment	$23,494	$5,915	$8	$4,729	$0	$0	$34,146
Ending balance: collectively evaluated for impairment	$15,001	$7,509	$5,016	$14,587	$4,259	$5,128	$51,500

Loans:
Ending balance	$953,447	$317,491	$1,142,583	$1,316,142	$569,910		$4,299,573
Ending balance: individually evaluated for impairment	$51,055	$25,824	$2,246	$41,570	$0		$120,695
Ending balance: collectively evaluated for impairment	$902,392	$291,667	$1,140,337	$1,274,572	$569,910		$4,178,878

	For the Three Months Ended September 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$23,175	$17,701	$6,870	$18,780	$3,870	$4,770	$75,166
Charge-offs	(685)	(6,522)	(986)	(1,343)	(810)	0	(10,346)
Recoveries	74	0	22	75	151	0	322
Provision	(3,975)	4,237	750	5,165	820	(22)	6,975

Ending balance	$18,589	$15,416	$6,656	$22,677	$4,031	$4,748	$72,117

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Three Months Ended September 30, 2010
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$34,981	$24,520	$4,925	$13,756	$4,571	$5,293	$88,046
Charge-offs	(1,404)	(3,192)	(1,133)	(765)	(749)	0	(7,243)
Recoveries	82	0	106	4	129	0	321
Provision	4,836	(7,904)	1,126	6,321	308	(165)	4,522

Ending balance	$38,495	$13,424	$5,024	$19,316	$4,259	$5,128	$85,646

Note 11 Income Taxes

At September 30, 2011 and December 31, 2010, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2008 through 2010 were open for examination as of September 30, 2011.

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

September 30, 2011

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

The fair values for Mortgage Backed Securities – Residential and Mortgage Backed Securities-Commercial were based on market data for these types of asset classes including broker quotes and trade and bid prices.

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

Other investments are comprised of FHLB stock whose fair value is based on its par value. Additional information on FHLB stock is provided in Note 8, “Other investments.”

Interest rate derivatives included in Level 2 are included in Other assets and Other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 13, “Derivatives.”

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

We also utilize this approach to estimate our own credit risk on derivative liability positions. To date, for those instruments included in Level 2, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position.

The fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less costs to sell or an executed sales agreement.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are pooled trust preferred collateralized debt obligations, non-marketable equity investments and certain interest rate derivatives.

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately thirty-six months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 9, “Impairment of Investment Securities.”

The fair value of the non-marketable equity investments included in Level 3 is based on par value.

For interest rate derivatives included in Level 3, the fair value incorporates credit risk by considering such factors as likelihood of default and expected loss given default based on the credit quality of the underlying counterparties (loan customers).

To date, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. However, as the result of deterioration in the counterparties (loan customers) credit quality for certain interest rate derivatives, future amounts previously believed to be collectible under the terms of the interest rate derivative have now been deemed to be uncollectible.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Securities Available for Sale
Obligations of U.S. Government Agencies:
Mortgage Backed Securities – Residential	$0	$36,518	$0	$36,518
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage Backed Securities – Residential	0	716,330	0	716,330
Mortgage Backed Securities – Commercial	0	202	0	202
Other Government-Sponsored Enterprises	0	243,572	0	243,572
Obligations of States and Political Subdivisions	0	465	0	465
Corporate Securities	0	11,367	0	11,367
Pooled Trust Preferred Collateralized Debt Obligations	0	0	24,698	24,698

Total Debt Securities	0	1,008,454	24,698	1,033,152
Equities	440	38	1,570	2,048

Total Securities Available for Sale	440	1,008,492	26,268	1,035,200
Other Investments	0	41,891	0	41,891
Other Assets (a)	0	17,439	0	17,439

Total Assets	$440	$1,067,822	$26,268	$1,094,530

Other Liabilities (a)	$0	$23,763	$0	$23,763

Total Liabilities	$0	$23,763	$0	$23,763

(a)	Non-hedging interest rate derivatives

For the nine months ended September 30, 2011, there were no transfers between fair value Levels 1 and 2.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

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

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

For the nine month periods ended September 30, 2011 and 2010, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Nine Months Ended September 30, 2011
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Other Assets	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of period	$343	$21,376	$26,352	$1,570	$0	$49,641
Total gains or losses
Included in earnings	4	387	0	0	(4,520)	(4,129)
Included in other comprehensive income	(20)	(98)	809	0	0	691
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Sales	(327)	(6,700)	0	0	0	(7,027)
Settlements	0	(3,000)	(2,463)	0	0	(5,463)
Transfers from Level 3	0	(11,965)	0	0	0	(11,965)
Transfers into Level 3	0	0	0	0	4,520	4,520

Balance, end of period	$0	$0	$24,698	$1,570	$0	$26,268

	For the Nine Months Ended September 30, 2010
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of period	$3,600	$18,830	$29,730	$1,570	$53,730
Total gains or losses
Included in earnings	0	0	(8,688)	0	(8,688)
Included in other comprehensive income	(2,310)	2,411	2,452	0	2,553
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	(941)	0	0	0	(941)
Settlements	0	0	(661)	0	(661)
Transfers into Level 3	0	0	0	0	0

Balance, September 30, 2010	$349	$21,241	$22,833	$1,570	$45,993

For the nine months ended September 30, 2011, $12.0 million of corporate securities were transferred from Level 3 to Level 2. Corporate securities were transferred from Level 3 to Level 2 based on increased frequency in the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

volume of observable trades. Fair values on these securities at September 30, 2011 were determined based on market data, including trade and bid prices.

For the nine months ended September 30, 2010, there were no transfers between levels of fair value for available for sale securities.

For the three month periods ended September 30, 2011 and 2010, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	For the Three Months Ended September 30, 2011
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Other Assets	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of quarter	$0	$0	$26,984	$1,570	$0	$28,554
Total gains or losses
Included in earnings	0	0	0	0	(4,520)	(4,520)
Included in other comprehensive income	0	0	(2,211)	0	0	(2,211)
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Settlements	0	0	(75)	0	0	(75)
Transfers into Level 3	0	0	0	0	4,520	4,520

Balance, end of quarter	$0	$0	$24,698	$1,570	$0	$26,268

	For the Three Months Ended September 30, 2010
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Total Estimated Fair Value
	(dollars in thousands)
Balance, beginning of quarter	$343	$20,574	$28,661	$1,570	$51,148
Total gains or losses
Included in earnings	0	0	(3,974)	0	(3,974)
Included in other comprehensive income	6	667	(1,375)	0	(702)
Purchases, issuances, sales and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	0	0	0
Settlements	0	0	(479)	0	(479)
Transfers into Level 3	0	0	0	0	0

Balance, September 30, 2010	$349	$21,241	$22,833	$1,570	$45,993

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

For the three months ended September 30, 2011 and 2010, there were no transfers between levels of fair value for available for sale securities.

Losses of $4.0 million included in earnings for the three month period ended September 30, 2010, are attributable to the change in realized gains (losses) related to assets held at September 30, 2010. These amounts are reported in the lines “Net impairment losses” in the Condensed Consolidated Statements of Income.

The table below presents the balances of assets measured at fair value on a non-recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Impaired loans	$0	$100,556	$35,298	$135,854
Other real estate owned	0	34,564	32	34,596

Total Assets	$0	$135,120	$35,330	$170,450

The table below presents the balances of assets measured at fair value on a non-recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(dollars in thousands)
Impaired loans	$0	$78,967	$26,715	$105,682
Other real estate owned	0	24,871	10	24,881

Total Assets	$0	$103,838	$26,725	$130,563

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

The fair value for other real estate owned is determined by either an independent market based appraisal less costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned has a book cost of $33.3 million as of September 30, 2011 and consisted primarily of a Pennsylvania based manufacturing plant with related real estate, an office building in western Pennsylvania and a parcel of land in Florida. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A goodwill impairment test for First Commonwealth was completed as of September 30, 2011. Based on this analysis, the fair value of First Commonwealth exceeded its book value. Additional information related to this measurement is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2011.

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

Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” At September 30, 2011, the Company completed a Step 2 goodwill impairment analysis which incorporated an exit price for loans under FASB ASC Topic 820 of $3.6 billion.

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at September 30, 2011 and $0.1 million at December 31, 2010. See Note 6, “Commitments and Contingent Liabilities,” for additional information.

Deposit liabilities: Management estimates that the fair value of deposits is based on a market valuation of similar deposits. The carrying value of variable rate time deposit accounts and certificates of deposit approximate

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

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

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2011		December 31, 2010
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
	(dollars in thousands)
Financial Assets
Cash and due from banks	$84,810	$84,810	$69,854	$69,854
Interest-bearing bank deposits	5,036	5,036	4	4
Securities available for sale	1,035,200	1,035,200	967,715	967,715
Other investments	41,891	41,891	48,859	48,859
Loans	3,973,723	4,023,037	4,218,083	4,213,293

Financial Liabilities
Deposits	$4,484,878	$4,390,910	$4,617,852	$4,560,070
Short-term borrowings	173,779	173,792	187,861	182,931
Long-term debt	72,709	74,797	98,748	102,038
Subordinated debt	105,750	67,592	105,750	86,870

(a)	As reported in the Condensed Consolidated Statements of Financial Condition.

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

September 30, 2011

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

The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.

A credit value adjustment of $6.4 million was recorded for credit risk on an aggregate notional amount outstanding of $198.8 million for interest rate derivatives and $126.9 million of risk participation agreements at September 30, 2011. Of the total $6.4 million credit value adjustment, $4.5 million relates to mark-to-market adjustments on two interest rate swaps as a result of deterioration in the credit risk of the counterparties (loan customers), which resulted in future amounts previously believed to be collectible under the terms of the interest rate swap to be deemed uncollectible. A credit value adjustment of $0.7 million was recorded for credit risk on an aggregate notional amount outstanding of $180.4 million for interest rate derivatives and $125.7 million for risk participation agreements at December 31, 2010. Of the existing risk participation agreements, $22.2 million and $22.5 million was participated to other financial institutions at September 30, 2011 and December 31, 2010, respectively. The fair value of our derivatives is included in a table in Note 12 “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Non-hedging interest rate derivatives:
Decrease in other income	$(5,108)	$(542)	$(5,643)	$(836)

Note 14 Goodwill

FASB ASC Topic 350, “Intangibles – Other” requires that goodwill be reviewed annually, or more frequently if circumstances indicate that it might be impaired, by comparing the fair value of the goodwill to its recorded value, or carrying value. If the carrying value of goodwill exceeds its fair value, an impairment charge must be recorded.

We consider First Commonwealth Financial Corporation to be one reporting unit. The carrying amount of goodwill as of September 30, 2011 and December 31, 2010 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2011 or 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 14 Goodwill (Continued)

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. We have evaluated our goodwill for impairment on a quarterly basis since September 30, 2009 as a result of the negative impact other-than-temporary impairment charges and credit losses in our loan portfolio have had on our earnings and stock price. These losses along with ongoing uncertainty in the general economy and the financial markets, which may continue to negatively impact our performance and stock price, resulted in a need to evaluate our goodwill. There has been no change in our annual test date of November 30th.

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value as of September 30, 2011.

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

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other variables. Our Step 1 test for potential goodwill impairment incorporates both income and market based analyses. The income analysis used in our Step 1 incorporates estimated cash flows which extend five years into the future and, by their nature, are difficult to estimate over such an extended time-frame. Factors that may significantly affect the estimates used in our Step 1 income analysis include, but are not limited to, balance sheet growth assumptions, credit losses in our investment and loan portfolios, competitive pressures in our market area, changes in customer base and customer product preferences, changes in revenue growth trends, cost structure, changes in discount rates, conditions in the banking sector and general economic variables.

The market approach used in the Step 1 test calculates the change of control price a market participant would pay by adding a change of control premium to the current trading value of the Company.

As of September 30, 2011, our Step 1 goodwill analysis indicated that our fair value was approximately 20% below book value. Therefore in accordance with ASC Topic 350-20-35-8, a Step 2 analysis was undertaken.

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

As a result of the Step 2 analysis, it was determined that the fair value of our goodwill exceeded its carrying value by approximately 17% and therefore no impairment charge was required.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

September 30, 2011

Notes to Condensed Consolidated Financial Statements (Continued)

Note 14 Goodwill (Continued)

As of September 30, 2011, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

Note 15 New Accounting Pronouncements

In April 2011, FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The Update specifies that in order to constitute a restructuring as a troubled debt restructuring, a creditor must conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The amendment clarifies the guidance on a creditor’s evaluation of whether a concession is granted, whether a debtor is experiencing financial difficulties, and whether the creditor is precluded from using the effective interest rate test when evaluating whether the restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of this Update will require additional disclosure under ASU No 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The adoption of this ASU did not have a material impact on First Commonwealth’s financial condition or results of operations. There were no transition troubled debt restructured loans resulting from the issuance of this guidance as management’s evaluation of restructured loans for periods ended March 31, 2011 and June 30, 2011, previously incorporated the considerations of the Update.

In April 2011, the FASB issued ASU 2011-03, “Transferring and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements,” which removes from the assessment of effective control the criterion of 1). the measure requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2). the collateral maintenance implementation guidance related to that measure. All other criteria applicable to effective control remain unchanged by the amendments in the Update. This Update is effective for fiscal periods beginning on or after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

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

September 30, 2011

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

In September 2011, the FASB issued ASU 2011-08, “Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” This Update provides an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Conversely, if the opposite conclusion is reached, then the first step of the two-step approach must be performed. The Update provides examples of events and circumstances that an entity should consider in performing its qualitative assessment. This Update is effective for fiscal years beginning after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 52 for the nine month periods ended September 30, 2011 and 2010.

Results of Operations

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net Income

For the nine months ended September 30, 2011, First Commonwealth had net income of $21.0 million, or $0.20 per share, compared to net income of $11.0 million or $0.12 per share in the nine months ended September 30, 2010. Net income for 2010 was negatively impacted by the level of provision for credit losses and other-than-temporary impairment charges. Results for 2011 reflect improvement in both of these areas as the provision for credit losses in the first nine months of 2011 was $29.9 million, a decrease of $23.6 million or 44% compared to $53.6 million recorded in the comparable period of 2010. There were no other-than-temporary impairment charges for the nine months ended September 30, 2011, compared to $9.2 million recorded in the same period in 2010.

Other items affecting results for the nine months ended September 30, 2011 include a decrease of $17.7 million in net interest income on a fully taxable equivalent basis and an increase of $0.4 million in noninterest expense compared to the same period as last year, despite a $2.2 million increase in the loss on sale or write-down of assets and a $2.1 million increase in collection and repossession expense. Noninterest income, excluding net impairment losses, net securities gains, gain on sale of assets and credit risk on interest rate swaps, increased $1.5 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income

Net interest income, on a fully taxable equivalent basis, decreased $17.7 million, or 11%, in the first nine months of 2011 as compared to the same period in 2010. The decrease in net interest income can be attributed to a $512.3 million decline in average interest-earning assets offset by a $658.7 million decrease in average interest-bearing liabilities. Positively affecting net interest income was a $146.4 million increase in average net free funds during the nine months ended September 30, 2011 as compared to the same period in 2010. Average net free funds are the excess of average noninterest-bearing demand deposits, average other noninterest-bearing liabilities and average shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis, was 3.81% for the nine months ended September 30, 2011 compared to 3.89% for the nine months ended September 30, 2010.

Comparing the first nine months of 2011 with the same period in 2010, interest income, on a fully taxable equivalent basis, decreased $33.1 million, or 16%. Lower levels of interest-earning assets resulted in $21.8 million of the decrease in interest income while lower interest rates contributed $11.3 million of the decrease. For the nine months ended September 30, 2011, average investment securities decreased $55.0 million and average loans decreased $451.3 million. The taxable equivalent yield on interest-earning assets was 4.67% for the nine months ended September 30, 2011, a decrease of 36 basis points from the 5.03% for the same period in 2010. The decline is due to repricing of our existing variable rate assets as well as lower rates available on new investments and loans.

Interest expense, in the first nine months of 2011 as compared to the same period in 2010, decreased $15.4 million or 32%, primarily due to a 29 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was 1.04% and 1.33% at September 30, 2011 and 2010, respectively. Lower interest rates resulted in a decrease in interest expense of $8.4 million, while a decrease in interest-bearing liabilities provided for a decrease in interest expense of $7.0 million. Interest-bearing liabilities decreased an average of $658.7 million, including, $428.1 million decrease in average short-term borrowings, $240.8 million decrease in average time deposits and $63.3 million decrease in average long-term debt, offset by a $73.5 million average increase in lower costing transaction and savings deposits.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis:

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$175,058	$204,997
Adjustment to fully taxable equivalent basis	4,227	7,402

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	179,285	212,399
Interest expense	32,824	48,207

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$146,461	$164,192

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the nine months ended September 30:

	Average Balance Sheets and Net Interest Income Analysis
	2011			2010
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$34,060	$63	0.25%	$40,036	$77	0.26%
Tax-free investment securities	6,331	320	6.76	144,922	7,248	6.69
Taxable investment securities	1,021,795	25,416	3.33	938,233	29,383	4.19
Loans, net of unearned income (b)(c)	4,073,871	153,486	5.04	4,525,149	175,691	5.19

Total interest-earning assets	5,136,057	179,285	4.67	5,648,340	212,399	5.03

Noninterest-earning assets:
Cash	74,736			77,027
Allowance for credit losses	(78,042)			(99,649)
Other assets	592,277			591,133

Total noninterest-earning assets	588,971			568,511

Total Assets	$5,725,028			$6,216,851

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$603,980	$392	0.09%	$620,231	$591	0.13%
Savings deposits (d)	1,867,973	5,725	0.41	1,778,204	9,642	0.72
Time deposits	1,385,857	20,609	1.99	1,626,660	28,608	2.35
Short-term borrowings	166,094	551	0.44	594,182	1,752	0.39
Long-term debt	181,261	5,547	4.09	244,547	7,614	4.16

Total interest-bearing liabilities	4,205,165	32,824	1.04	4,863,824	48,207	1.33

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	709,536			640,911
Other liabilities	48,775			40,807
Shareholders’ equity	761,552			671,309

Total noninterest- bearing funding sources	1,519,863			1,353,027

Total Liabilities and Shareholders’ Equity	$5,725,028			$6,216,851

Net Interest Income and Net Yield on Interest-Earning Assets		$146,461	3.81%		$164,192	3.89%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2011 compared with September 30, 2010:

	Analysis of Changes in Net Interest Income
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(14)	$(12)	$(2)
Tax-free investment securities	(6,928)	(6,935)	7
Taxable investment securities	(3,967)	2,619	(6,586)
Loans	(22,205)	(17,518)	(4,687)

Total interest income (b)	(33,114)	(21,846)	(11,268)
Interest-bearing liabilities:
Interest-bearing demand deposits	(199)	(16)	(183)
Savings deposits	(3,917)	483	(4,400)
Time deposits	(7,999)	(4,233)	(3,766)
Short-term borrowings	(1,201)	(1,249)	48
Long-term debt	(2,067)	(1,969)	(98)

Total interest expense	(15,383)	(6,984)	(8,399)

Net interest income	$(17,731)	$(14,862)	$(2,869)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the nine months ended September 30, 2011 totaled $29.9 million, a decrease of $23.6 million as compared to the same period in 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended:

	September 30, 2011		September 30, 2010
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$196	1%	$7,805	15%
Real estate construction	11,984	40	36,574	68
Residential real estate	3,770	12	2,696	5
Commercial real estate	12,443	42	3,495	7
Loans to individuals	1,708	6	1,796	3
Unallocated	(197)	(1)	1,186	2

Total	$29,904	100%	$53,552	100%

For 2011, the provision for credit losses related to real estate construction loans was partly due to new appraisals on a student housing project in eastern Pennsylvania, a land development loan in eastern Pennsylvania and a condominium construction project in Florida. Additional provisions totaling $7.7 million were also recorded for three real estate construction projects in eastern Pennsylvania.

The provision for commercial real estate loans totaled $12.4 million in the first nine months of 2011, primarily related to a commercial office building, a commercial real estate development and a retail strip development.

The decline in the unallocated provision can be attributed to the decrease in the level of outstanding loans.

Net credit losses were $29.0 million in the first nine months of 2011 compared to $49.5 million for the same period in 2010. Net credit losses in 2011 included $14.6 million in charge-offs related to real estate construction loans, of which $9.6 million related to five loans currently in nonaccrual status, and $1.5 million related to a loan for which real estate collateral was transferred to other real estate owned during the period. Commercial real estate charge-offs totaled $6.9 million for the period, of which $5.0 million related to three real estate loans that were transferred to other real estate owned.

The allowance for credit losses was $72.1 million or 1.81% of total loans outstanding at September 30, 2011 compared to $71.2 million or 1.69% at December 31, 2010 and $85.6 million or 1.99% at September 30, 2010. The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is consistent with estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the nine months ended:

	September 30, 2011		December 31, 2010		September 30, 2010
	(dollars in thousands)
Balance, beginning of period	$71,229	(a)	$118,725	(a)	$81,639	(a)
Loans charged off:
Commercial, financial, agricultural and other	3,642		21,442		2,949
Real estate construction	14,570		37,770		41,374
Residential real estate	2,686		3,682		3,673
Commercial real estate	6,918		1,467		1,824
Loans to individuals	2,332		2,772		2,695

Total loans charged off	30,148		67,133		52,515

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	335		2,336		2,270
Real estate construction	0		0		0
Residential real estate	118		230		154
Commercial real estate	239		126		119
Loans to individuals	440		413		427

Total recoveries	1,132		3,105		2,970

Net credit losses	29,016		64,028		49,545
Provision charged to expense	29,904		16,532		53,552

Balance, end of period	$72,117		$71,229		$85,646

(a)	The balance at the beginning of the period represents December 31, 2010, March 31, 2010 and December 31, 2009, respectively.

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

The following table presents the components of noninterest income for the nine months ended September 30:

	2011	2010
	(dollars in thousands)
Noninterest Income
Trust income	$5,085	$4,378
Service charges on deposit accounts	11,010	13,057
Insurance and retail brokerage commissions	4,876	5,328
Income from bank owned life insurance	4,158	3,935
Income from other real estate owned	1,439	0
Card related interchange income	8,895	7,695
Other income	7,914	7,532

Subtotal	43,377	41,925
Net securities gains	2,185	2,412
Net impairment losses	0	(9,150)
Gain on sale of assets	2,272	628
Credit risk on interest rate swaps	(5,643)	(836)

Total noninterest income	$42,191	$34,979

Total noninterest income for the nine months ended September 30, 2011 increased $7.2 million, or 21%, compared to the same period in 2010, primarily due to a decline in net impairment losses, net security gains and an increase in gain on sale of assets. Also affecting noninterest income for the period is the recognition of a $5.6 million charge related to credit risk on interest rate swaps, an increase of $4.8 million from the prior period. This charge is the result of deterioration in the underlying credit of the couterparty. Noninterest income, excluding net security gains, net impairment losses, gain on sale of assets and credit risk on interest rate swaps, increased $1.5 million.

There were no impairment losses recorded for the nine month period ended September 30, 2011 compared to $9.2 million for the nine months ended September 30, 2010. The decreased level of impairment charges on pooled trust preferred securities can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments as well as the effect of actual and projected interest deferral cures.

Net securities gains decreased $0.2 million, or 9%, for the nine months ended September 30, 2011 as compared to the same period of 2010.

Trust income increased $0.7 million, or 16%, for the first nine months of 2011, as compared to the same period in 2010, primarily due to an increase in the number of accounts under management.

Service charges on deposit accounts decreased $2.0 million, or 16%, as the result of a $2.3 million decline in overdraft fee income caused by changes in consumer behavior as well as the implementation of Regulation E, which was effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010. Card related interchange income increased $1.2 million, or 16%, due to a higher consumer utilization of this product and new accounts. Card related interchange income includes income on debit, credit and ATM cards that are issued to consumers and/or businesses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

Compared to the same period in 2010, gain on sale of assets increased $1.6 million for the nine months ended September 30, 2011. This increase is primarily the result of a $1.0 million gain recognized from the sale of a private equity investment.

Noninterest Expense

The following table presents the components of noninterest expense for the nine months ended September 30:

	2011	2010
	(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$63,092	$63,991
Net occupancy expense	10,733	10,749
Furniture and equipment expense	9,407	9,350
Data processing expense	4,482	4,282
Pennsylvania shares tax expense	4,046	3,982
Intangible amortization	1,163	1,641
Collection and repossession expense	5,003	2,926
Other professional fees and services	3,930	2,947
FDIC insurance	4,260	5,989
Loan processing fees	1,832	1,199
Other operating expenses	15,628	18,303

Subtotal	123,576	125,359
Loss on sale or write-down of assets	4,674	2,489

Total noninterest expense	$128,250	$127,848

Total noninterest expense for the nine months ended September 30, 2011 increased $0.4 million, or 0.3%, compared to the same period in 2010. Noninterest expense, excluding loss on sale or write-downs of assets, decreased $1.8 million.

Salaries and employee benefits decreased $0.9 million, or 1%, for the nine months ended September 30, 2011 compared with the same period in 2010. The decrease is primarily attributable to a reduction in staffing levels as full time equivalent staff decreased to 1,479 at September 30, 2011 as compared to 1,584 at September 30, 2010.

Collection and repossession expense increased $2.1 million, or 71%, as a result of legal and consulting expenses related to the resolution of problem credits.

Loss on sale or write-down of other assets increased $2.2 million, or 88%, for the nine months ended September 30, 2011 compared to the same period in 2010. This loss is primarily the result of a write-down to fair value of an OREO property as the result of an updated appraisal.

Other operating expenses decreased $2.7 million, or 15%, primarily as a result of declines in the reserve for unfunded commitments for construction loans.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net Income

For the three months ended September 30, 2011, First Commonwealth had net income of $8.3 million, or $0.08 per share, compared to net income of $10.7 million or $0.11 per share in the three months ended September 30, 2010. The decrease in net income is primarily the result of lower net interest income and a higher provision for credit losses.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, decreased $4.3 million, or 8%, in the third quarter of 2011 as compared to the same period in 2010. The decrease in net interest income resulted from a $321.7 million decrease in average interest-earning assets offset by a $425.2 million decrease in average interest-bearing liabilities. Positively affecting net interest income was a $103.5 million increase in average net free funds for the three months ended September 30, 2011 as compared to the same period in 2010. Net interest margin, on a fully taxable equivalent basis, was 3.81% and 3.90% for the three month periods ended September 30, 2011 and 2010, respectively.

Comparing the third quarter of 2011 with the same period in 2010, interest income, on a fully taxable equivalent basis, decreased $9.1 million, or 13%. Lower levels of interest-earning assets resulted in $5.3 million of the decrease in interest income while lower interest rates contributed $3.8 million of the decrease. The decrease in average earning assets can be attributed to a decrease in average loans of $396.9 million. The taxable equivalent yield on interest-earning assets was 4.61% for the three months ended September 30, 2011, a decrease of 39 basis points from the 5.00% for the same period in 2010.

Interest expense, in the third quarter of 2011 as compared to the same period in 2010, decreased $4.8 million or 32%, primarily due to a 33 basis point decline on rates paid for interest-bearing liabilities. The cost of interest-bearing liabilities was .97% and 1.30% at September 30, 2011 and 2010, respectively. Lower interest rates resulted in a decrease in interest expense of $2.4 million, while a decrease in interest-bearing liabilities also provided for a decrease in interest expense of $2.4 million. Interest-bearing liabilities decreased an average of $425.2 million, including, $97.9 million decrease in average short-term borrowings, $305.0 million decrease in average time deposits and $55.2 million decrease in average long-term debt, offset by a $32.9 million increase in average lower costing transaction and savings deposits.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis:

	Three Months Ended September 30,
	2011	2010
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$57,600	$65,982
Adjustment to fully taxable equivalent basis	1,288	1,965

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	58,888	67,947
Interest expense	10,120	14,886

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$48,768	$53,061

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended September 30:

	Average Balance Sheets and Net Interest Income Analysis
	2011			2010
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$41,903	$27	0.26%	$6,650	$4	0.24%
Tax-free investment securities	755	14	7.36	67,459	1,109	6.53
Taxable investment securities	1,037,103	8,455	3.23	930,423	9,206	3.93
Loans, net of unearned income (b)(c)	3,993,225	50,392	5.01	4,390,123	57,628	5.21

Total interest-earning assets	5,072,986	58,888	4.61	5,394,655	67,947	5.00

Noninterest-earning assets:
Cash	77,206			78,412
Allowance for credit losses	(78,033)			(91,247)
Other assets	599,141			591,115

Total noninterest-earning assets	598,314			578,280

Total Assets	$5,671,300			$5,972,935

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$610,570	$123	0.08%	$629,307	$175	0.11%
Savings deposits (d)	1,868,885	1,796	0.38	1,817,235	2,773	0.61
Time deposits	1,296,831	6,178	1.89	1,601,826	9,246	2.29
Short-term borrowings	167,969	188	0.44	265,855	284	0.42
Long-term debt	179,033	1,835	4.07	234,255	2,408	4.08

Total interest-bearing liabilities	4,123,288	10,120	0.97	4,548,478	14,886	1.30

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	726,895			663,947
Other liabilities	51,667			46,727
Shareholders’ equity	769,450			713,783

Total noninterest- bearing funding sources	1,548,012			1,424,457

Total Liabilities and Shareholders’ Equity	$5,671,300			$5,972,935

Net Interest Income and Net Yield on Interest-Earning Assets		$48,768	3.81%		$53,061	3.90%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2011 compared with September 30, 2010:

	Analysis of Changes in Net Interest Income
	Total Change	Change Due to Volume	Change Due to Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$23	$21	$2
Tax-free investment securities	(1,095)	(1,098)	3
Taxable investment securities	(751)	1,057	(1,808)
Loans	(7,236)	(5,212)	(2,024)

Total interest income (b)	(9,059)	(5,232)	(3,827)
Interest-bearing liabilities:
Interest-bearing demand deposits	(52)	(5)	(47)
Savings deposits	(977)	79	(1,056)
Time deposits	(3,068)	(1,760)	(1,308)
Short-term borrowings	(96)	(104)	8
Long-term debt	(573)	(568)	(5)

Total interest expense	(4,766)	(2,358)	(2,408)

Net interest income	$(4,293)	$(2,874)	$(1,419)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the three months ended:

	September 30, 2011		September 30, 2010
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(3,975)	(57)%	$4,836	107%
Real estate construction	4,237	61	(7,904)	(175)
Residential real estate	750	11	1,126	25
Commercial real estate	5,165	73	6,321	140
Loans to individuals	820	12	308	7
Unallocated	(22)	0	(165)	(4)

Total	$6,975	100%	$4,522	100%

The provision for credit losses for the three months ended September 30, 2011 totaled $7.0 million, an increase of $2.5 million as compared to the same period in 2010. The significant components of the third quarter 2011 provision for credit losses related to two real estate construction loans which were placed in nonaccrual during the quarter.

Net credit losses were $10.0 million in the three months ended September 30, 2011 compared to $6.9 million for the same period in 2010. Net credit losses during the three month period included $6.5 million in charge-offs for real estate construction loans, of which $5.1 million related to one loan relationship currently in nonaccrual status. Commercial real estate charge-offs totaled $1.3 million for the period of which $0.5 million related to two real estate loans that were transferred to other real estate owned.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the three months ended:

	September 30, 2011		June 30, 2011		September 30, 2010

	(dollars in thousands)
Balance, beginning of period	$75,166	(a)	$76,792	(a)	$88,046	(a)
Loans charged off:
Commercial, financial, agricultural and other	685		1,997		1,404
Real estate construction	6,522		3,049		3,192
Residential real estate	986		596		1,133
Commercial real estate	1,343		4,809		765
Loans to individuals	810		743		749

Total loans charged off	10,346		11,194		7,243

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	74		157		82
Real estate construction	0		0		0
Residential real estate	22		77		106
Commercial real estate	75		88		4
Loans to individuals	151		134		129

Total recoveries	322		456		321

Net credit losses	10,024		10,738		6,922
Provision charged to expense	6,975		9,112		4,522

Balance, end of period	$72,117		$75,166		$85,646

(a)	The balance at the beginning of the period represents June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

Additional information on our loan portfolio is provided in the Credit Risk section of Management’s Discussion and Analysis.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

The following table presents the components of noninterest income for the three months ended September 30:

	2011	2010
	(dollars in thousands)
Noninterest Income
Trust income	$1,603	$1,486
Service charges on deposit accounts	3,836	4,302
Insurance and retail brokerage commissions	1,698	1,600
Income from bank owned life insurance	1,411	1,377
Income from other real estate owned	1,024	0
Card related interchange income	3,053	2,689
Other income	2,492	2,612

Subtotal	15,117	14,066
Net securities gains	0	1,430
Net impairment losses	0	(4,290)
Gain on sale of assets	790	215
Credit risk on interest rate swaps	(5,108)	(542)

Total noninterest income	$10,799	$10,879

Total noninterest income for the three months ended September 30, 2011 decreased $0.1 million or 1%, compared to the same period in 2010, primarily due to a decline in net impairment losses and securities gains and an increase in gain on sale of assets. Noninterest income, excluding net securities gains, net impairment losses, gain on sale of assets and credit risk on interest rate swaps, increased $1.1 million.

Contributing to the decrease in noninterest income is the recognition of a $5.1 million charge related to credit risk on interest rate swaps resulting from the deterioration of the underlying credit of the counterparty. This change represents an increase of $4.6 million compared to the same period in 2010.

There were no impairment losses recorded for the three month period ended September 30, 2011 compared to $4.3 million for the three months ended September 30, 2010. The decreased level of impairment charges on pooled trust preferred securities can be attributed to a decline in the level of interest deferrals and payment defaults by the underlying banks in these investments.

Trust income increased $0.1 million, or 8%, for the three months ended September 30, 2011 as compared to the same period of 2010.

Service charges on deposit accounts decreased $0.5 million, or 11%, primarily due to a decline in overdraft fee income as the result of changes in customer behavior and new regulations. Card related interchange income increased $0.4 million, or 14%, due to a higher consumer utilization of this product and new accounts.

Net securities gains decreased $1.4 million, as no securities were sold in the third quarter of 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense

The following table presents the components of noninterest expense for the three months ended September 30:

	2011	2010
	(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$20,418	$20,617
Net occupancy expense	3,506	3,317
Furniture and equipment expense	3,092	3,084
Data processing expense	1,533	1,367
Pennsylvania shares tax expense	1,434	1,468
Intangible amortization	384	408
Collection and repossession expense	1,961	1,209
Other professional fees and services	1,706	719
FDIC insurance	1,177	2,014
Loan processing fees	851	441
Other operating expenses	4,900	6,195

Subtotal	40,962	40,839
Loss on sale or write-down of assets	159	92

Total noninterest expense	$41,121	$40,931

Total noninterest expense for the three months ended September 30, 2011 increased $0.2 million, or 0.5%, compared to the same period in 2010, primarily due to an increase in other professional fees and services and collection and repossession expense, offset by a decrease in FDIC insurance.

Collection and repossession expense increased $0.8 million, or 62%, as a result of legal and consulting expenses related to the resolution of problem credits.

Other professional fees and services increased $1.0 million, or 137%, due to an increase in interview and placement fees as well as consulting fees paid during the period. FDIC insurance decreased $0.8 million, or 42%, due to a change in the second quarter of 2011 in the method by which the FDIC calculates insurance premiums.

Income Tax

The provision for income taxes increased $5.9 million for the nine months ended September 30, 2011, compared to the corresponding period in 2010. The higher provision for income taxes was primarily due to the increase in net income before tax of $15.9 million to $26.3 million for the nine months ended September 30, 2011, as compared to income before tax of $10.4 million for the first nine months of 2010, as well as a decrease in tax-exempt income due to the sale of $172.4 million of tax-exempt investment securities during 2011 and 2010.

We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the nine months ended September 30, 2011 and 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Income Tax (Continued)

We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 20.1% for the nine months ending September 30, 2011 and a negative annual effective tax rate of 6.4% for the same period of 2010 due to a relatively low level of annual pretax income.

As of September 30, 2011, our deferred tax assets totaled $63.7 million. Based on our evaluation as of September 30, 2011, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2011, liquidity provided from the $244.4 million decrease in loans provided funds used to purchase liquid investments and pay down borrowings, both of which helped mitigate and better manage liquidity and interest rate risk. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

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

In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program and the reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of September 30, 2011, we held $10.3 million in brokered CDARS certificates of deposits with an average weighted rate of 0.94% and an average original term of 414 days.

An additional source of liquidity is the Federal Reserve Bank (“FRB”) Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At September 30, 2011, the collateral value of assets pledged under this program totaled $675.9 million and there were no amounts outstanding.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Liquidity (Continued)

Additionally, as of September 30, 2011, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.1 billion and as of that date amounts used against this capacity included $70.3 million in outstanding borrowings and $28.2 million in letter of credit commitments used for pledging public funds.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution and as of September 30, 2011 there are no amounts outstanding on this line. Additionally, we guarantee a $2.1 million ESOP loan. For this loan we are currently not meeting the debt covenant related to nonperforming loans as a percentage of total loans. We are working with the lender and expect to obtain a modification for the covenant in the fourth quarter.

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first nine months of 2011, total deposits decreased $133.0 million. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30, 2011	December 31, 2010
Noninterest-bearing deposits	$769,178	$706,889
Interest-bearing demand deposits	96,122	95,260
Savings deposits	2,383,288	2,335,773
Time deposits	1,236,290	1,479,930

Total deposits	$4,484,878	$4,617,852

At September 30, 2011, noninterest-bearing deposits increased by $62.3 million and interest-bearing deposits decreased $195.3 million compared to December 31, 2010. The decline in interest-bearing deposits is primarily due to a $243.6 million decrease in time deposits which were replaced with lower costing funding sources.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.82 at September 30, 2011 and 0.79 at December 31, 2010. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,919,446	$141,411	$287,742	$2,348,599	$1,452,244	$172,880
Investments	130,646	138,289	178,850	447,785	403,127	223,950
Other interest-earning assets	3,730	0	0	3,730	0	0

Total interest-sensitive assets (ISA)	2,053,822	279,700	446,592	2,800,114	1,855,371	396,830

Certificates of deposit	175,187	119,584	366,138	660,909	564,616	10,707
Other deposits	2,479,468	0	0	2,479,468	0	0
Borrowings	248,191	146	25,296	273,633	38,785	39,821

Total interest-sensitive liabilities (ISL)	2,902,846	119,730	391,434	3,414,010	603,401	50,528

Gap	$(849,024)	$159,970	$75,158	$(613,896)	$1,251,970	$346,302

ISA/ISL	0.71	2.34	1.19	0.82	3.07	7.85
Gap/Total assets	15.02%	2.83%	1.33%	10.86%	22.14%	6.13%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Market Risk (Continued)

	December 31, 2010
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Thru 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,074,219	$190,558	$281,370	$2,546,147	$1,508,901	$163,035
Investments	84,338	108,385	150,515	343,238	416,109	255,820
Other interest-earning assets	4	0	0	4	0	0

Total interest-sensitive assets (ISA)	2,158,561	298,943	431,885	2,889,389	1,925,010	418,855

Certificates of deposit	278,610	247,766	404,315	930,691	537,518	11,648
Other deposits	2,431,106	0	0	2,431,106	0	0
Borrowings	287,883	141	288	288,312	63,943	40,104

Total interest-sensitive liabilities (ISL)	2,997,599	247,907	404,603	3,650,109	601,461	51,752

Gap	$(839,038)	$51,036	$27,282	$(760,720)	$1,323,549	$367,103

ISA/ISL	0.72	1.21	1.07	0.79	3.20	8.09
Gap/Total assets	14.43%	0.88%	0.46%	13.09%	22.77%	6.32%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

	Net Interest Income Change (12 Months)
	- 200	- 100	+ 100	+ 200
	(dollars in thousands)
September 30, 2011	$(5,907)	$(2,684)	$413	$1,662
December 31, 2010	(5,245)	(1,143)	1,341	4,066

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three and nine month periods ended September 30, 2011, the cost of our interest-bearing liabilities averaged 0.97% and 1.04%, respectively and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.61% and 4.67%, respectively.

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

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the third quarter of 2011, five relationships totaling $0.7 million were identified as troubled debt restructurings, with 20 relationships totaling $22.2 million being identified as troubled debt restructuring for the year. During the second quarter of 2011, an $11.6 million troubled debt restructuring, previously included in nonaccrual totals, was returned to accruing status and as a result is now included in the troubled debt restructuring totals. Please refer to Note 10 “Loans and Allowance for Credit Losses” for additional information on troubled debt restructuring.

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

The allowance for credit losses was $72.1 million at September 30, 2011 or 1.81% of loans outstanding compared to 1.69% reported at December 31, 2010 and 1.99% at September 30, 2010. The increase in the September 30, 2011 ratio when compared to December 31, 2010 can be primarily attributable to an $11.0 million increase in specific reserves resulting from an $11.2 million increase in nonaccrual loans. Despite the increase in nonaccrual loans, other credits measures such as the level of classified loans improved as of September 30, 2011 compared to December 31, 2010, as classified loans decreased $118.8 million, or 23%. Additionally, delinquency on accruing loans for the same period declined $3.8 million, or 9%.

The allowance for credit losses as a percentage of nonperforming loans was 45% as of September 30, 2011 compared to 61% at December 31, 2010 and 69% at September 30, 2010. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $34.9 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

related to nonperforming loans covering 22% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2011.

The following table identifies amounts of loan losses and nonperforming loans and securities:

	September 30,				December 31, 2010
	2011		2010
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$127,384	(c)	$123,221	(c)	$116,151	(c)
Troubled debt restructured loans	34,500		1,013		1,336

Total nonperforming loans	$161,884		$124,234		$117,487

Loans past due in excess of 90 days and still accruing	$12,566		$15,838		$13,203
Other real estate owned	$33,254		$24,555		$24,700
Loans outstanding at end of period	$3,973,723		$4,299,573		$4,218,083
Average loans outstanding	$4,073,871	(a)	$4,525,149	(a)	$4,467,338	(b)
Nonperforming loans as a percentage of total loans	4.07%		2.89%		2.79%
Provision for credit losses	$29,904	(a)	$53,552	(a)	$61,552	(b)
Allowance for credit losses	$72,117		$85,646		$71,229
Net credit losses (year to date)	$29,016	(a)	$49,545	(a)	$71,962	(b)
Net credit losses as a percentage of average loans outstanding (annualized)	0.95%		1.46%		1.61%
Provision for credit losses as a percentage of net credit losses	103.06	%(a)	108.09	%(a)	85.53	%(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.81%		1.99%		1.69%
Allowance for credit losses as a percentage of nonperforming loans	44.55%		68.94%		60.63%
Nonperforming Securities:
Nonaccrual securities at market value	$0		$11,049		$15,823

(a)	For the nine month period ended.
(b)	For the twelve month period ended.
(c)	Troubled debt restructurings for loans on nonaccrual status are included in the “Loans on nonaccrual basis” line item. These nonaccrual troubled debt restructured loans are not included in the “Troubled debt restructured loans” line item.

The nonaccrual securities included in the above table are pooled trust preferred collateralized debt obligations. At June 30, 2011, all of these securities were returned to accrual status because of management’s expectation that all remaining principal and interest will be received. Evidence supporting management’s estimates related to timing and amount of future cash flows include: no other-than-temporary impairment charges have been recorded since the third quarter of 2010 and improvement in the underlying collateral of these bonds has occurred, evidenced by a continued decline in new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	As of September 30, 2011		As of December 31, 2010
	Outstanding Balance	Percentage of Total Portfolio	Outstanding Balance	Percentage of Total Portfolio

	(dollars in thousands)
Commercial, financial, agricultural and other	$950,547	24%	$913,814	22%
Real estate construction	97,354	2	261,482	6
Residential real estate	1,096,339	28	1,127,273	27
Commercial real estate	1,284,720	32	1,354,074	32
Loans to individuals	544,763	14	561,440	13

Total loans, net of unearned income	$3,973,723	100%	$4,218,083	100%

	For Nine Months Ended September 30, 2011			As of September 30, 2011
	Net Charge-offs	Percentage of Total Net Charge-offs	Net Charge- offs as a Percentage of Average Loans	Nonperforming Loans	Percentage of Total Nonperforming	Nonperforming Loans as a Percentage of Total Loans
			(dollars in thousands)
Commercial, financial, agricultural and other	$3,307	11.40%	0.11%	$38,295	23.66%	0.96%
Real estate construction	14,570	50.21	0.48	36,191	22.36	0.91
Residential real estate	2,568	8.85	0.08	3,952	2.44	0.10
Commercial real estate	6,679	23.02	0.22	83,439	51.54	2.10
Loans to individuals	1,892	6.52	0.06	7	0.00	0.00

Total loans, net of unearned income	$29,016	100.00%	0.95%	$161,884	100.00%	4.07%

As the above table illustrates, three categories of loans, commercial, financial, agricultural and other, real estate construction, and commercial real estate were a significant portion of the nonperforming loans as of September 30, 2011.

Commercial, financial, agricultural and other loans were 24% of total loans and 24% of total nonperforming loans. Of the $38.3 million nonperforming loans in this category, $20.1 million is related to a line of credit issued to a western Pennsylvania real estate developer and $10.5 million is related to an information technology company in Maryland. For the nine months ended September 30, 2011, net charge-offs for this category totaled $3.3 million as a result of $3.6 million in charge-offs which were offset by $0.3 million in recoveries.

Real estate construction loans, which represent only 2% of total loans, accounted for 50% of net charge-offs during the nine months ended September 30, 2011 and 22% of total nonperforming loans as of September 30, 2011. In the real estate construction category, loans generated outside of Pennsylvania represented 33% of nonperforming loans and 29% of the charge-offs for that category for the nine months ended September 30, 2011. Nonperforming real estate construction loans totaled $36.2 million as of September 30, 2011, of which,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

$5.7 million related to a condominium project in Florida, $17.4 million related to construction projects in eastern Pennsylvania and $6.4 million related to development for a Nevada resort.

Commercial real estate loans, which represent 32% of total loans, were 52% of total nonperforming loans as of September 30, 2011. Nonperforming commercial real estate loans totaled $83.4 million as of September 30, 2011. Nonaccrual loans included a $9.2 million loan for an office complex in western Pennsylvania, $24.1 million for two condominium projects in eastern Pennsylvania and a $7.2 million loan for a condominium project in North Carolina. Additionally, troubled debt restructurings on accruing status included in this category include a $6.9 million loan for a retail strip development in western Pennsylvania, a $5.1 million loan for an office building in western Pennsylvania and a $4.8 million loan for a golf course in Maryland.

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

Capital Resources

At September 30, 2011, shareholders’ equity was $769.0 million, an increase of $19.2 million from December 31, 2010. The increase was primarily the result of $21.0 million net income offset by $9.4 million of dividends paid to shareholders. Additionally, other comprehensive income increased $6.4 million due to changes in the fair value of available for sale investments and unearned ESOP shares decreased $1.5 million.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Capital Resources (Continued)

The table below presents First Commonwealth’s capital position at September 30, 2011.

	Actual		Regulatory Minimum		Well Capitalized		Excess Over Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount
			(dollars in thousands)
Total Capital to Risk-Weighted Assets
First Commonwealth Financial Corporation	$725,627	15.1%	$384,067	8.0%	N/A	N/A	N/A
First Commonwealth Bank	689,546	14.4	382,424	8.0	$478,030	10.0%	$211,516
Tier I Capital to Risk-Weighted Assets
First Commonwealth Financial Corporation	$665,457	13.9%	$192,033	4.0%	N/A	N/A	N/A
First Commonwealth Bank	629,629	13.2	191,212	4.0	$286,818	6.0%	$342,811
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$665,457	12.2%	$218,498	4.0%	N/A	N/A	N/A
First Commonwealth Bank	629,629	11.6	216,710	4.0	$270,887	5.0%	$358,742

For an institution to qualify as well capitalized under regulatory guidelines, total risk-based capital, Tier I risk-based capital and Tier I capital to average asset ratios must be at least 10%, 6% and 5%, respectively. At September 30, 2011, First Commonwealth’s banking subsidiary exceeded those requirements.

On October 18, 2011, First Commonwealth Financial Corporation declared a quarterly dividend of $0.03 per share payable on November 15, 2011. This level of dividend provides for the strengthening of capital through retained earnings during a time of unprecedented uncertainty and market volatility. Whether to increase the dividend level in the future will be dependent on both consistent earnings and continued improvement in economic conditions.

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

The information required by this Item is set forth in the “Legal proceedings” section in Part I, Item 1, Note 6, “Commitments and Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Agreement and General Release dated September 9, 2011 entered into between FCFC and Thaddeus J. Clements.	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: November 9, 2011	/s/ John J. Dolan
John J. Dolan President and Chief Executive Officer

DATED: November 9, 2011	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer