Form 10-K
period 2011-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2012-03-05
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2011) was approximately $594,685,984.

The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of March 1, 2012, was 105,016,994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 24, 2012 are incorporated by reference into Part III.

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

Overview

First Commonwealth Financial Corporation (“First Commonwealth” or “we”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2011, we had total assets of $5.8 billion, total loans of $4.1 billion, total deposits of $4.5 billion and shareholders’ equity of $758.5 million. Our principal executive office is located at 22 North Sixth Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.

FCB is a Pennsylvania bank and trust company. At December 31, 2011, the Bank operated 112 community banking offices throughout western and central Pennsylvania and two loan production offices in downtown Pittsburgh and State College, Pennsylvania. The largest concentration of our branch offices is located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown, and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. The Bank also operates a network of 121 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the STAR and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network which allows surcharge-free access to over 43,000 ATMs. The Bank is also a member of the 31-bank “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 700 ATMs in over 50 counties in Pennsylvania, Maryland, New York, West Virginia and Ohio.

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

In the fourth quarter of 2003, we acquired Pittsburgh Financial Corp., the holding company for Pittsburgh Savings Bank (dba BankPittsburgh), for a total cost of approximately $28.6 million. Pittsburgh Financial had total assets of approximately $376.4 million, with 7 branch offices and one loan production office in Allegheny and Butler counties of Pennsylvania. In the second quarter of 2004, we acquired GA Financial, Inc., the holding company for Great American Federal, for a total cost of approximately $176.7 million. GA Financial, Inc. had total assets of approximately $890.3 million, with 12 branch offices located in Allegheny County. In the third quarter of 2006, we acquired Laurel Capital Group, Inc. (“Laurel”), the holding company for Laurel Savings Bank, for a total cost of approximately $56.1 million. Laurel had total assets of approximately $314.3 million, with 8 branch offices located in Allegheny and Butler Counties.

In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our acquisition and de novo strategy, FCB operates 63 branches in the Pittsburgh metropolitan statistical area and currently ranks seventh in deposit market share.

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

Employees

At December 31, 2011, First Commonwealth and its subsidiaries employed 1,355 full-time employees and 151 part-time employees.

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

Bank Holding Company Regulation

First Commonwealth is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”).

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

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Bank Regulations (Continued)

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

Consumer Protection Laws. The operations of FCB are also subject to numerous federal, state and local consumer protection laws and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Bank Regulations (Continued)

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2011, $13.9 million in pre-paid deposit insurance is included “Other assets” in the accompanying Statements of Financial Condition.

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

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Capital Requirements (Continued)

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

As of December 31, 2011, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 28 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

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

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Capital Requirements (Continued)

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

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

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes, as of December 31, 2011, that First Commonwealth Financial Corporation and First Commonwealth Bank would meet all capital adequacy requirements under the Basel III capital framework on a fully phased-in basis if such requirements were currently effective.

The timing for the federal banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain, but the federal banking agencies have indicated informally that rules implementing the Basel III capital framework will be published for comment during the first half of 2012. The rules ultimately adopted and made applicable to First Commonwealth may be different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may change before implementation.

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as FCB. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Act was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific provisions of the Act. The Act, among other things:

•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

•	Directs the FRB to issue rules which are expected to limit debit card interchange fees;

•

Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the Deposit Insurance Fund; and increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

•

Created the Consumer Financial Protection Bureau that has rulemaking authority for a wide range of consumer protection laws that will apply to all banks and has broad powers to supervise and enforce consumer protection laws for depository institutions with assets of $10 billion or more;

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

•

Created a financial stability oversight council that has recommended to the FRB enhanced prudential standards for capital, leverage, liquidity, risk management and other requirements for financial institutions with consolidated assets of $50 billion or more;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on business checking accounts starting July 2011; and

•	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee of the Board of Directors responsible for enterprise-wide risk management practices.

The implications of the Dodd-Frank Act for First Commonwealth’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S.

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Dodd-Frank Wall Street Reform and Consumer Protection Act (Continued)

financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. We continue to analyze the impact of rules adopted under Dodd-Frank on our businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

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

We also make available on our website, www.fcbanking.com, and in print to any shareholder who requests them, our Corporate Governance Guidelines, the charters for our Audit, Risk, Compensation and Human Resources, and Governance Committees, and the Code of Conduct and Ethics that applies to all of our directors, officers and employees.

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

As of December 31, 2011, approximately 61% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 28% of total loans), commercial real estate loans (approximately 31% of total loans) and real estate construction loans (approximately 2% of total loans). Since the beginning of the economic recession in 2008, declines in real estate values and weak demand for new construction, particularly outside of our core Pennsylvania market, have caused deterioration in our loan portfolio and adversely impacted our financial condition and results of operations. Additional declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, further impacting our earnings and financial condition.

We are subject to extensive government regulation and supervision.

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. See “Supervision and Regulation” included in Item 1. Business for a more detailed description of the Dodd-Frank Act and other regulatory requirements applicable to First Commonwealth.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $66.3 million as of December 31, 2011. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2011 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

Our allowance for credit losses may be insufficient.

All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is adequate to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss

ITEM 1A.	Risk Factors (Continued)

experience; current loan portfolio quality; present economic conditions; and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for credit losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

We could suffer large losses due to the large size of certain loans.

As of December 31, 2011, we had 13 commercial loans with commitments greater than $25.0 million with an aggregate amount of such commitments equal to $440.2 million. If one or more of these large loans deteriorates or if the borrowers default, we could suffer losses which would have a significant impact on our earnings and financial condition.

We must evaluate whether any portion of our recorded goodwill is impaired. Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

At December 31, 2011, goodwill represented approximately 3% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. The challenges of the current economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.

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

ITEM 1A.	Risk Factors (Continued)

We have significant exposure to a downturn in the financial services industry due to our investments in trust preferred securities.

As of December 31, 2011, we had single issuer trust preferred securities and trust preferred collateralized debt obligations with an aggregate book value of $66.6 million and an unrealized loss of approximately $32.3 million. These securities were issued by banks, bank holding companies and other financial services providers. Depending on the severe economic recession and its impact on the financial services industry, we may be required to record additional impairment charges on other investment securities if they suffer a decline in value that is considered other-than-temporary. If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of FCB to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

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

ITEM 1A.	Risk Factors (Continued)

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

ITEM 2.	Properties (Continued)

First Commonwealth Bank has 112 banking offices of which 27 are leased and 85 are owned. We also lease two loan production offices.

While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no current plans to lease, purchase or construct additional administrative facilities.

ITEM 3.	Legal Proceedings

The information required by this Item is set forth in Part I, Item 8, Note 26, “Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 4.	Mine Safety Disclosures

Not applicable

Executive Officers of First Commonwealth Financial Corporation

The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2011 is set forth below:

I. Robert Emmerich, age 61, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since 2009. Prior to joining First Commonwealth, Mr. Emmerich was retired from a 31-year career at National City Corporation, where he most recently served as Executive Vice President & Chief Credit Officer for Consumer Lending.

Leonard V. Lombardi, age 52, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Sue A. McMurdy, age 55, has served as Executive Vice President and Chief Information Officer of First Commonwealth Financial Corporation since 2000. She formerly served as President and Chief Executive Officer of First Commonwealth Systems Corporation, an information technology and data processing subsidiary that we merged into First Commonwealth Bank in 2006.

T. Michael Price, age 49, has served as President of First Commonwealth Bank since November 2007. As of January 1, 2012, he began serving as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.

Robert E. Rout, age 60, joined First Commonwealth Financial Corporation as Executive Vice President and Chief Financial Officer in February 2010. Prior to joining First Commonwealth, Mr. Rout served as Chief Financial Officer and Secretary for S&T Bancorp, Inc. in Indiana, PA, since 1999 and as Chief Administrative Officer of S&T Bancorp, Inc. since April 2008.

Matthew C. Tomb, age 35, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2011, there were approximately 8,158 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2011
First Quarter	$7.36	$6.11	$0.03
Second Quarter	$6.96	$5.18	$0.03
Third Quarter	$5.89	$3.66	$0.03
Fourth Quarter	$5.45	$3.55	$0.03

Period	High Sale	Low Sale	Cash Dividends Per Share
2010
First Quarter	$7.00	$4.15	$0.03
Second Quarter	$7.54	$4.86	$0.01
Third Quarter	$6.17	$4.90	$0.01
Fourth Quarter	$7.45	$5.47	$0.01

Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 28 (Regulatory Restrictions and Capital Adequacy).” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust I, II, and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities which provide the cash flow for the payments on the capital securities.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2006, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
First Commonwealth Financial Corporation	100.00	84.18	103.80	39.89	61.35	46.57
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
KBW Regional Banking Index	100.00	78.01	63.52	49.47	59.55	56.49

ITEM 6.	Selected Financial Data

The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except share data)
Interest income	$231,545	$268,360	$293,281	$327,596	$331,095
Interest expense	41,678	61,599	86,771	138,998	169,713

Net interest income	189,867	206,761	206,510	188,598	161,382
Provision for credit losses	55,816	61,552	100,569	23,095	10,042

Net interest income after provision for credit losses	134,051	145,209	105,941	165,503	151,340
Net impairment losses	0	(9,193)	(36,185)	(13,011)	0
Net securities gains	2,185	2,422	273	1,517	1,174
Other income	55,484	56,005	55,237	54,325	47,696
Other expenses	176,826	171,226	171,151	158,615	148,007

Income (Loss) before income taxes	14,894	23,217	(45,885)	49,719	52,203
Income tax (benefit) provision	(380)	239	(25,821)	6,632	5,953

Net Income (Loss)	$15,274	$22,978	$(20,064)	$43,087	$46,250

Per Share Data—Basic
Net Income (Loss)	$0.15	$0.25	$(0.24)	$0.58	$0.64
Dividends declared	$0.12	$0.06	$0.18	$0.68	$0.68
Average shares outstanding	104,700,227	93,197,225	84,589,780	74,477,795	72,816,208

Per Share Data—Diluted
Net Income (Loss)	$0.15	$0.25	$(0.24)	$0.58	$0.63
Average shares outstanding	104,700,393	93,199,773	84,589,780	74,583,236	72,973,259

At End of Period
Total assets	$5,841,122	$5,812,842	$6,446,293	$6,425,880	$5,883,618
Investment securities	1,182,572	1,016,574	1,222,045	1,452,191	1,645,714
Loans and leases, net of unearned income	4,057,055	4,218,083	4,636,501	4,418,377	3,697,819
Allowance for credit losses	61,234	71,229	81,639	52,759	42,396
Deposits	4,504,684	4,617,852	4,535,785	4,280,343	4,347,219
Short-term borrowings	312,777	187,861	958,932	1,139,737	354,201
Subordinated debentures	105,750	105,750	105,750	105,750	105,750
Other long-term debt	101,664	98,748	168,697	183,493	442,196
Shareholders’ equity	758,543	749,777	638,811	652,779	568,788

Key Ratios
Return on average assets	0.27%	0.37%	(0.31)%	0.70%	0.80%
Return on average equity	2.00	3.33	(3.06)	7.45	8.08
Net loans to deposits ratio	88.70	89.80	100.42	101.99	84.09
Dividends per share as a percent of net income per share	82.26	23.72	NA	117.54	106.25
Average equity to average assets ratio	13.33	11.26	10.16	9.35	9.87

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2011, 2010 and 2009. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a clear understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview

First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCFA and insurance products through FCIA. At December 31, 2011, FCB operated 112 community banking offices throughout western Pennsylvania and two loan production offices in downtown Pittsburgh and State College, Pennsylvania.

Our consumer services include Internet and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, secured and unsecured installment loans, construction and mortgage loans, safe deposit facilities, credit lines with overdraft checking protection, and IRA accounts. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds, stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in central and western Pennsylvania.

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

Critical Accounting Policies and Significant Accounting Estimates

First Commonwealth’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the period presented or in future periods. We currently view the determination of the allowance for credit losses, fair value of financial instruments, goodwill and other intangible assets, and income taxes to be critical because they are highly dependent on subjective or complex judgments, assumptions and estimates made by management.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Accounting Estimates (Continued)

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

•

For impaired loans we calculate the estimated fair value of the loans that are selected for review based on observable market prices, discounted cash flows or the value of the underlying collateral and record an allowance if needed.

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

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. These factors require the use of estimates related to the amount and timing of expected future cash flows, appraised values on impaired loans, collateral valuations for classified loans that are not impaired, estimated losses for each loan category based on historical loss experience and delinquency trends by category using a four to twenty quarter average, and consideration of current economic trends and conditions, all of which may be susceptible to significant judgment and change. To the extent that actual outcomes differ from estimates, additional provisions for credit losses could be required that could adversely affect our earnings or financial position in future periods. The loan portfolio represents the largest asset category on our Consolidated Statements of Financial Condition.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Significant Accounting Estimates (Continued)

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

Level 2 investment securities are valued by a recognized third party pricing service using observable inputs. Management validates the market values provided by the third party service by having another recognized pricing service price a random sample of securities each quarter, monthly monitoring of variances from prior period pricing and on a monthly basis evaluating pricing changes compared to expectations based on changes in the financial markets.

Level 3 investments include pooled trust preferred collateralized debt obligations. The fair values of these investments are determined by a specialized third party valuation service. Management validates the fair value of the pooled trust preferred collateralized debt obligations by monitoring the performance of the underlying collateral, discussing the discount rate, cash flow assumptions, and general market trends with the specialized third party and by confirming changes in the underlying collateral to the trustee and underwriter reports. Management’s monitoring of the underlying collateral includes deferrals of interest payments, payment defaults, cures of previously deferred interest payments, any regulatory filings or actions and general news related to the underlying collateral. Management also evaluates fair value changes compared to expectations based on changes in the interest rates used in determining the discount rate and general financial markets.

Methodologies and estimates used by management when determining the fair value for pooled trust preferred collateralized debt obligations and testing those securities for other-than-temporary impairment are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 “Impairment of Investment Securities” and Note 21 “Fair Values of Assets and Liabilities” of Notes to Consolidated Financial Statements.

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

Critical Accounting Policies and Significant Accounting Estimates (Continued)

Goodwill and Other Intangible Assets (Continued)

Goodwill and other intangible assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment.

As of December 31, 2011, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in future periods. As a result of our Step 2 analysis as of December 31, 2011, it was determined that the fair value of our goodwill exceeded its carrying value by approximately 40%.

Income Taxes

We estimate income tax expense based on amounts expected to be owed to the tax jurisdictions where we conduct business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported in the Consolidated Statements of Financial Condition. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management assesses all available positive and negative evidence on a quarterly basis to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The amount of future taxable income used in management’s valuation is based upon management approved forecasts, evaluation of historical earnings levels, proven ability to raise capital to support growth or during times of economic stress and consideration of prudent and feasible potential tax strategies. If future events differ from our current forecasts, a valuation allowance may be required, which could have a material impact on our financial condition and results of operations.

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

Results of Operations—2011 Compared to 2010

Net Income

Net income for 2011 was $15.3 million, or $0.15 per diluted share, as compared to a net income of $23.0 million, or $0.25 per diluted share, in 2010. The decline in performance in 2011 was primarily the result of a $16.9

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Net Income (Continued)

million decrease in net interest income, an increase of $6.7 million related to loss on sale or write-downs of assets, and a $6.8 million increase in credit risk recognized on interest rate swaps. Partially offsetting the income declines are a $5.7 million decrease in provision for credit losses in 2011, a decrease of $9.2 million in other-than-temporary impairment losses related to our pooled trust preferred collateralized debt obligation portfolio, a $3.3 million increase in gain on the sale of assets and a $2.5 million increase in income from other real estate owned.

Our return on average equity was 2.0% and return on average assets was 0.27% for 2011, compared to 3.33% and 0.37%, respectively, for 2010.

Average diluted shares for the year 2011 were 12% greater than the comparable period in 2010 primarily due to the issuance of 18.5 million shares of common stock in connection with a capital raise that was not completed until August 2010.

Net Interest Income

Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretaxable equivalent amounts based on the marginal corporate federal income tax rate of 35%. The taxable equivalent adjustment to net interest income for 2011 was $5.5 million compared to $9.2 million in 2010.

On a fully taxable equivalent basis, net interest income for 2011 was $20.6 million, or 10% lower than 2010, primarily due to a $427.1 million, or 8%, decline in average interest earning assets and an 8 basis point decrease in the net interest margin. Positively affecting net interest income in 2011 was a $121.2 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis was 3.80% in 2011 compared to 3.88% in 2010. The relatively stable net interest margin can be attributed to a more favorable deposit mix, lower costing deposits, reduced balance sheet leveraging and disciplined loan pricing.

Interest income, on a fully taxable equivalent basis, decreased $40.5 million, of which $24.5 million can be attributed to the decline in average interest-earning assets and $16.0 million due to a 38 basis point decline in the yield on interest-earning assets.

The decrease in average interest-earning assets was primarily due to a $405.5 million, or 9%, decrease in average loans and $11.0 million, or 1%, decrease in average investment securities. The decrease in average loans can be attributed to more disciplined underwriting guidelines related to geography and size for commercial loans, the managing down of large credit relationships, generally weak borrower demand and expected declines in the 1-4 family mortgage portfolio. The decrease in average investment securities is primarily the result of a planned reduction in the municipal securities portfolio as well as the reduction in corporate securities.

Interest and fees on loans, on a taxable equivalent basis, decreased $28.6 million of which $21.0 million is attributable to the previously mentioned decline in average balances and $7.6 million is the result of the yield on loans decreasing 19 basis points from 5.18% to 4.99%.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Net Interest Income (Continued)

Interest income on investment securities, on a taxable equivalent basis, decreased $11.9 million from 2010 of which $3.5 million is attributable to the previously mentioned decline in balances and $8.4 million is due to a 108 basis point decrease in yield from 4.34% to 3.26%. Contributing to the investment yield decline was the planned reduction in obligations of state and political subdivisions which had higher yields relative to the remainder of the portfolio.

Interest expense on deposits decreased $16.3 million, of which $11.0 million is attributable to a decline in rates paid and $5.3 million is due to a change in average balances. The cost of interest-bearing deposits decreased 37 basis points as a result of lower interest rates and improved deposit mix changes. Total average interest-bearing deposits decreased $190.3 million, or 5%, primarily due to a decrease of $252.8 million, or 16%, in higher costing average time deposits, offset by an increase of $62.5 million, or 3%, in average interest-bearing demand and savings deposits. Average noninterest-bearing deposits increased $61.1 million, or 9.3%, in 2011.

Interest expense on short-term borrowings declined $1.2 million primarily due to a $305.2 million decline in average balances while interest expense on long-term debt declined $2.4 million; $2.2 million as a result of the $52.8 million decrease in average balances and $0.2 million due to a 9 basis point decrease in rate.

First Commonwealth uses simulation models to help manage exposure to changes in interest rates. A discussion of the effects of changing interest rates is included in the “Market Risk” section of this discussion.

The following table reconciles interest income in the Consolidated Statements of Operations to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Interest income per Consolidated Statements of Operations	$231,545	$268,360	$293,281
Adjustment to fully taxable equivalent basis	5,500	9,174	12,303

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	237,045	277,534	305,584
Interest expense	41,678	61,599	86,771

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$195,367	$215,935	$218,813

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Net Interest Income (Continued)

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2011			2010			2009
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$26,477	$64	0.24%	$37,043	$94	0.25%	$678	$7	0.96%
Tax-free investment securities	4,852	328	6.76	120,239	8,025	6.67	235,256	16,069	6.83
Taxable investment securities	1,043,798	33,812	3.24	939,459	37,988	4.04	1,102,597	50,799	4.61
Loans, net of unearned income (b)(c)	4,061,822	202,841	4.99	4,467,338	231,427	5.18	4,557,227	238,709	5.24

Total interest-earning assets	5,136,949	237,045	4.61	5,564,079	277,534	4.99	5,895,758	305,584	5.18

Noninterest-earning assets:
Cash	75,071			77,259			77,983
Allowance for credit losses	(76,814)			(96,872)			(67,535)
Other assets	593,248			592,612			551,806

Total noninterest-earning assets	591,505			572,999			562,254

Total Assets	$5,728,454			$6,137,078			$6,458,012

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$607,756	$515	0.08%	$622,171	$751	0.12%	$601,594	$1,677	0.28%
Savings deposits (d)	1,877,321	7,252	0.39	1,800,418	12,171	0.68	1,515,636	16,946	1.12
Time deposits	1,343,281	25,729	1.92	1,596,088	36,923	2.31	1,735,533	51,179	2.95
Short-term borrowings	182,864	728	0.40	488,078	1,948	0.40	1,031,664	4,216	0.41
Long-term debt	184,185	7,454	4.05	236,939	9,806	4.14	285,526	12,753	4.47

Total interest-bearing liabilities	4,195,407	41,678	0.99	4,743,694	61,599	1.30	5,169,953	86,771	1.68

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	720,005			658,947			590,554
Other liabilities	49,163			43,413			41,487
Shareholders’ equity	763,879			691,024			656,018

Total noninterest-bearing funding sources	1,533,047			1,393,384			1,288,059

Total Liabilities and Shareholders’ Equity	$5,728,454			$6,137,078			$6,458,012

Net Interest Income and Net Yield on Interest-Earning Assets		$195,367	3.80%		$215,935	3.88%		$218,813	3.71%

(a)	Income on interest-earning assets has been computed on a taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Net Interest Income (Continued)

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2011 Change from 2010			2010 Change from 2009
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(30)	$(26)	$(4)	$87	$349	$(262)
Tax-free investment securities	(7,697)	(7,696)	(1)	(8,044)	(7,856)	(188)
Taxable investment securities	(4,176)	4,215	(8,391)	(12,811)	(7,521)	(5,290)
Loans	(28,586)	(21,006)	(7,580)	(7,282)	(4,710)	(2,572)

Total interest income (b)	(40,489)	(24,513)	(15,976)	(28,050)	(19,738)	(8,312)
Interest-bearing liabilities:
Interest-bearing demand deposits	(236)	(17)	(219)	(926)	58	(984)
Savings deposits	(4,919)	523	(5,442)	(4,775)	3,190	(7,965)
Time deposits	(11,194)	(5,840)	(5,354)	(14,256)	(4,114)	(10,142)
Short-term borrowings	(1,220)	(1,221)	1	(2,268)	(2,229)	(39)
Long-term debt	(2,352)	(2,184)	(168)	(2,947)	(2,172)	(775)

Total interest expense	(19,921)	(8,739)	(11,182)	(25,172)	(5,267)	(19,905)

Net interest income	$(20,568)	$(15,774)	$(4,794)	$(2,878)	$(14,471)	$11,593

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a taxable equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the year 2011 totaled $55.8 million, a decrease of $5.7 million compared to the year 2010. While the level of provision for credit losses decreased in 2011, it remained elevated as we worked to reduce the level of problem credits. Contributing to the provision for credit losses in 2011 was continued deterioration in collateral values, higher loss factors in the allowance for loan loss calculation due to the level of 2011 charge-offs as well as actions taken to resolve problem credits, such as the restructuring of nonaccrual loans and the transfer of five loans to held for sale.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2011		2010
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,141	6%	$10,215	17%
Real estate construction	16,685	30	41,261	67
Residential real estate	6,758	12	4,581	7
Commercial real estate	26,560	47	1,690	3
Loans to individuals	2,781	5	2,802	4
Unallocated	(109)	0	1,003	2

Total	$55,816	100%	$61,552	100%

As evidenced by the table, the current year provision is largely the result of the real estate construction and commercial real estate portions of the portfolio.

The 2011 provision related to commercial, financial, agricultural and other loans was primarily related to amounts provided for a $10.3 million loan to an information technology company which was placed in nonaccrual status in the second quarter of 2011.

The provision for credit losses for real estate construction loans in 2011 can be attributed to continued deterioration in collateral values. Significant provisions in this category include $9.8 million related to six loans placed in nonaccrual status prior to 2011 which showed deterioration of collateral values in 2011 and $6.3 million for four loans placed in nonaccrual status in 2011. At December 31, 2011, of the six loans placed in nonaccrual status prior to 2011, one was totally charged off, three were moved to OREO and two remain in nonaccrual status. One of the three loans moved to OREO was sold in the fourth quarter of 2011 for a $1.3 million gain and the other two remain in OREO representing $6.5 million of the total OREO balance. The two loans which remain in nonaccrual status have a total balance of $9.1 million with a current specific reserve for loan loss of $2.5 million. The four previously mentioned loans placed in nonaccrual status in 2011 have an outstanding balance at December 31, 2011 of $2.9 million, after being reduced by charge-offs of $6.3 million.

The provision for commercial real estate loans in 2011 was primarily related to the restructure of two loans and the movement of five loans to held for sale. A $5.7 million provision for credit losses was recognized on loans secured by two apartment projects that were placed in nonaccrual status in 2011. In the fourth quarter, these loans were restructured using an A/B loan split. This is a common means by which to restructure a distressed credit whereby the original note is split into two notes: the performing “A” note, which carries a market rate of interest and is underwritten according to our customary underwriting standards, and the nonperforming “B” note, which carries a below-market interest rate. These notes have been placed on nonaccrual as of December 31, 2011 and are considered to be impaired. Additional information on the restructure is provided in Note 12 to the Consolidated Financial Statements. Additionally, five loans related to three borrowers were transferred to held for sale in the fourth quarter of 2011. The unpaid principal balance on these loans totaled $23.0 million, $7.2 million of which related to one loan which was placed in nonaccrual status prior to 2011 and $15.8 million for four loans placed in nonaccrual status during 2011. As a result of their transfer to held for sale, the loans were valued at a sales exit strategy price resulting in charge-offs of $9.5 million. The total provision for credit losses recognized in 2011 on these loans was $7.3 million and $9.5 million in charge-offs that were taken at the time the loans were transferred to held for sale.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Provision for Credit Losses (Continued)

The allowance for credit losses was $61.2 million or 1.51% of total loans outstanding at December 31, 2011 compared to $71.2 million or 1.69% at December 31, 2010. The decrease in the allowance for credit losses and the ratio of the allowance to total loans is primarily the result of the $10.7 million reduction in the level of specific reserves assigned to troubled credits, which totaled $13.2 million and $23.9 million at December 31, 2011 and December 31, 2010, respectively.

The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is directionally consistent with the increase in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2011.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	Summary of Loan Loss Experience
	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans outstanding at end of year	$4,057,055	$4,218,083	$4,636,501	$4,418,377	$3,697,819

Average loans outstanding	$4,061,822	$4,467,338	$4,557,227	$4,084,506	$3,687,037

Balance, beginning of year	71,229	81,639	52,759	42,396	42,648
Loans charged off:
Commercial, financial, agricultural, and other	7,114	22,293	20,536	3,640	3,185
Real estate construction	28,886	41,483	36,892	67	50
Residential real estate	4,107	5,226	4,604	2,529	2,662
Commercial real estate	24,861	2,466	7,302	3,479	1,832
Loans to individuals	3,325	3,841	4,378	4,166	3,925

Total loans charged off	68,293	75,309	73,712	13,881	11,654

Recoveries of loans previously charged off:
Commercial, financial, agricultural, and other	473	2,409	448	426	495
Real estate construction	955	0	0	0	0
Residential real estate	132	252	81	14	90
Commercial real estate	349	163	914	187	102
Loans to individuals	573	523	580	522	673

Total recoveries	2,482	3,347	2,023	1,149	1,360

Net credit losses	65,811	71,962	71,689	12,732	10,294
Provision charged to expense	55,816	61,552	100,569	23,095	10,042

Balance, end of year	$61,234	$71,229	$81,639	$52,759	$42,396

Ratios:
Net credit losses as a percentage of average loans outstanding	1.62%	1.61%	1.57%	0.31%	0.28%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.51%	1.69%	1.76%	1.19%	1.15%

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Noninterest Income

The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2011 compared to 2010
	2011	2010	2009	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,498	$5,897	$4,805	$601	10%
Service charges on deposit accounts	14,775	16,968	17,440	(2,193)	(13)
Insurance and retail brokerage commissions	6,376	6,369	7,259	7	0
Income from bank owned life insurance	5,596	5,331	4,442	265	5
Income from other real estate owned	2,460	0	0	2,460	0
Card related interchange income	11,968	10,459	8,559	1,509	14
Other income	10,343	10,016	12,600	327	3

Subtotal	58,016	55,040	55,105	2,976	5
Net impairment losses	0	(9,193)	(36,185)	9,193	100
Net securities gains	2,185	2,422	273	(237)	(10)
Gain on sale of assets	4,155	824	793	3,331	404
Derivatives mark to market	(6,687)	141	(661)	(6,828)	(4,843)

Total noninterest income	$57,669	$49,234	$19,325	$8,435	17%

Noninterest income, excluding gains and losses on sales, impairment losses on assets and derivatives mark to market increased $3.0 million, or 5.4%, in 2011. The most notable changes included increases in card related interchange income and rental income from other real estate owned and a decrease in service charges from deposits. Income from other real estate owned includes the rental income received from a western Pennsylvania office complex foreclosed on during the first quarter of 2011. The increase in card related interchange income can be attributed to both growth in the number of demand deposit accounts as well as an increase in customer card usage.

Despite an increase in the number of deposit accounts, service charges on deposits accounts declined in 2011. The decrease in service charges is primarily the result of a $2.6 million decline in nonsufficient funds fees. The primary reason for this decrease relates to regulatory changes enacted in the second half of 2010 as required by Regulation E which governs the treatment of electronic funds transfers and our ability to collect fees for overdrafts involving ATM and point of sale debit transactions.

Other significant changes in noninterest income are related to gains and losses on sales, impairment losses on assets and derivatives mark to market. The largest of these changes is the decrease in net impairment losses on pooled trust preferred securities. There were no impairment charges recognized on these securities in 2011 compared to $9.2 million in 2010. This can be attributed to improvement in the credit quality of the underlying banks in these investments. As the credit quality of these banks improved the level of interest deferrals and payment defaults declined.

Also positively affecting noninterest income is the increase in the gain on sale of assets which includes a $1.1 million gain on the sale of a private equity investment and $2.4 million in gains recognized in relation to the sale of other real estate owned. During 2010, we only recognized $0.7 million in gains related to the sale of other real estate owned. Of the gains recognized in 2011, $1.3 million related to the sale of land in Florida that was foreclosed on and moved to OREO in the second quarter of 2011.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Noninterest Income (Continued)

Adversely affecting noninterest income is the $6.8 million increase in credit risk related to interest rate swaps. Interest rate swaps entered into are primarily back-to-back swaps that represent an agreement entered into with a loan customer with an offsetting agreement entered into with another financial institution. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. Of the total mark to market adjustment recognized, $4.4 million relates to two interest rate swaps for which the credit quality of the counterparties (loan customers) deteriorated. Both of these interest rate swaps were terminated in the fourth quarter of 2011.

Noninterest Expense

The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2011 compared to 2010
	2011	2010	2009	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$84,669	$84,988	$86,059	$(319)	(0)%
Net occupancy expense	14,069	14,271	14,053	(202)	(1)
Furniture and equipment expense	12,517	12,568	12,085	(51)	(0)
Data processing expense	6,027	5,671	4,687	356	6
Pennsylvania shares tax expense	5,480	5,455	5,314	25	0
Intangible amortization	1,534	2,031	2,826	(497)	(24)
Collection and repossession expense	7,583	4,430	5,010	3,153	71
Other professional fees and services	5,297	4,131	3,429	1,166	28
FDIC insurance	5,490	7,948	10,471	(2,458)	(31)
Loan processing fees	2,874	1,490	2,120	1,384	93
Other operating expenses	21,858	25,528	24,795	(3,670)	(14)

Subtotal	167,398	168,511	170,849	(1,113)	(1)
Loss on sale or write-down of assets	9,428	2,715	302	6,713	247

Total noninterest expense	$176,826	$171,226	$171,151	$5,600	3%

The 2011 increase in noninterest expense is largely attributable to expenses incurred to resolve numerous problem commercial credits. Compared to 2010, credit collection costs increased $3.2 million and loss on sale or write-down of assets increased $6.7 million. The loss on sale and write-down of assets is primarily the result of declines in property values on OREO properties.

Salary and employee benefits reflect a minor decrease in 2011 as efficiency efforts have provided for progress in managing these expenses. The number of full-time equivalent employees decreased 123 positions in 2011 and 56 in 2010. As a result of these efficiency efforts, $2.2 million in severance costs were included in salaries and employee benefits in both 2011 and 2010. The results of this efficiency effort should be more apparent in future periods as severance costs are expected to decrease and salary expense trends should be more consistent with the reduction of full-time equivalent employees.

Collection and repossession expense increased during the year due to increased legal and consulting expenses related to continuous efforts to resolve problem loans.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Noninterest Expense (Continued)

During 2011, FDIC insurance expense decreased due to changes made in the calculation of the expense. The FDIC revised its assessment methodology with an effective date of April 1, 2011. The revised calculation is based on net assets as opposed to total assets and resulted in favorable effects for us as well as the banking industry in general.

In addition, loan processing fees increased due to an increase in indirect dealer fees paid. During March 2011, the flat fee paid to dealers was increased, resulting in a $1.4 million increase in these fees. Other professional fees also increased due to $0.8 million, primarily attributable to consulting services related to our organization-wide efficiency effort.

Other operating expenses decreased in 2011 primarily due to a $1.1 million decrease in the reserve for unfunded commitments. This decrease primarily results from lower expected usage in relation to available commitments on lines of credit. Also affecting this line item is a $0.8 million decrease in miscellaneous other operating expenses primarily due to lower operational expenses realized on the maintenance and preservation of properties in other real estate owned. The recognition of loan expenses on consumer loans added to the decrease in other operating expenses with a $1.4 million decrease in expense recognized. Additionally, the closure of three branch offices in 2011 provided for reduced operating expenses.

The most significant change in noninterest expense is the increase on loss on sale or write-down of assets. During 2011, $9.0 million was recognized in relation to the write-down of assets; of which $8.2 million related to one OREO property. Updated appraisals received during the year indicated declines in the market value of this property. Offsetting the increase in write-downs is the recognition of approximately $2.4 million less in losses on the sale of other real estate owned.

Income Tax

The provision for income taxes was a benefit of $0.4 million in 2011 compared to expense of $0.2 million in 2010 as a result of pretax income of $14.9 million which is a decrease of $8.3 million in comparison to $23.2 million of pretax income in 2010.

The effective tax rate was 3% for the tax benefit in 2011 and 1% for the tax expense in 2010. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The consistent level of tax benefits that reduce our tax rate below the 35% statutory rate and the relatively low level of annual pretax income produced a tax benefit for 2011 and a low annual effective tax rate for 2010. Primarily, the higher level of tax-free income received related to bank owned life insurance was the primary cause of the tax benefit recorded in the current year.

Financial Condition

First Commonwealth’s total assets increased by $28.3 million in 2011. Loans decreased $161.0 million, or 4%, and investments increased $175.1 million, or 18%. Several factors affected loan growth in 2011, including revised underwriting guidelines which limit geography and size for commercial loans, our goal to manage down large credit relationships, generally weak borrower demand and expected declines in the 1-4 family mortgage loan portfolio. Revised underwriting guidelines included less flexibility on exceptions and more robust monitoring for loan to value, cash flow coverage, debt/equity and other credit quality measurement tools.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Geographic limitations included restricting consumer and small business loans to Pennsylvania counties in which First Commonwealth had a branch or loan production office presence; commercial real estate and commercial loan markets were prescribed within a 250 mile radius of First Commonwealth’s headquarter location in Indiana, Pennsylvania. Commercial and industrial loan syndications are unlimited geographically in the United States for select, high quality industry segments in which we have expertise.

In 2005, First Commonwealth implemented a strategic decision to exit the residential mortgage business, satisfying customer requests for these loans through a joint venture or home equity loans. As a result, the residential mortgage portfolio is projected to decline $60-$80 million annually, consistent with 2011, through regularly scheduled repayments and payoffs.

During 2011, approximately $557.2 million in investments securities were sold, called or matured. Of this amount, $9.8 million related to the divesting of corporate securities and $4.7 million related to the settlement of portions of corporate securities. Additionally, $47.0 million was related to the sale or call of municipal securities. These securities were also higher yielding securities and contributed to the decline in yield earned on the portfolio. As a result, $381.9 million in asset-backed securities and $319.1 million in agency securities were purchased in 2011 to help increase earnings from the portfolio with a reduced risk profile.

First Commonwealth’s total liabilities increased $19.5 million, or less than 1%, in 2011. Deposit decline of $113.2 million, or 2%, was offset by an increase in short-term borrowings of $124.9 million, or 66 % and an increase in long-term debt of $2.9 million, or 1%. Most of the decline in deposits was caused by the maturity or withdrawal of time deposits. This decrease can be credited to lower rates being paid overall on these products and decreased customer preferences to longer term investments in the current low interest rate environment.

We utilized short-term and long-term borrowings to fund the origination of new loans as well as the purchase of investments. Long-term borrowings were obtained at lower costs than in prior years. The decrease in interest paid on borrowings as well as lower rates being paid on deposits will help to mitigate the contracting pressure on the net interest yield on interest-earning assets and interest-bearing liabilities.

Loan Portfolio

Following is a summary of our loan portfolio as of December 31:

	Loans by Classification
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$996,739	25%	$913,814	22%	$1,127,320	25%	$1,146,411	26%	$911,758	25%
Real estate construction	76,564	2	261,482	6	428,744	9	528,841	12	213,272	6
Residential real estate	1,137,059	28	1,127,273	27	1,202,386	26	1,199,819	27	1,232,886	33
Commercial real estate	1,267,432	31	1,354,074	32	1,320,715	28	1,047,506	24	875,759	24
Loans to individuals	565,849	14	561,440	13	557,336	12	495,800	11	464,144	12

Total loans and leases net of unearned income	$4,043,643	100%	$4,218,083	100%	$4,636,501	100%	$4,418,377	100%	$3,697,819	100%

Total loans decreased $174.4 million, or 4%, from December 31, 2010 to December 31, 2011. The primary cause of the decline is due to the decreases in the real estate construction of $184.9 million and commercial real estate loans of $86.6 million. The decline in construction loans can be largely attributed to $27.9 million in net

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio (Continued)

charge-offs and $11.7 million of loans transferred to other real estate owned. Further affecting the balance of this pool of loans is completed construction projects. As the projects are completed the loans are moved to permanent financing and appropriately reclassified as commercial real estate. The decline in commercial real estate loans is due to $24.5 million in net charge-offs, $13.4 million transferred to loans held for sale, $10.0 million transferred to other real estate owned and normal payoffs and payments.

The decreases noted above were partially offset by loan growth for the year ending December 31, 2011 of $82.9 million, or 9%, in commercial, financial, agricultural and other loans, $9.8 million, or 1% growth in residential real estate loans, primarily home equity, and $4.4 million, or 1% growth in loans to individuals, primarily indirect automobiles.

Commercial, financial, agricultural and other loans total $996.7 million at December 31, 2011, or 25%, of the total loan portfolio and $797.0 million, or 80%, are located within Pennsylvania. Within this category, $36.1 million, or 4% of the loans are in nonperforming status.

Commercial real estate loans at December 31, 2011 total $1.3 billion or 31% of the total loan portfolio and $1.2 billion, or 91% of the category total are located within Pennsylvania. Of the total commercial real estate category, $41.5 million, or 3%, are in nonperforming status.

At December 31, 2011, the real estate construction loan portfolio totals $76.6 million, or 2% of the total loan portfolio and $17.1 million, or 22% of the category total in nonperforming loans. At origination, the estimated disbursement for the construction process is reviewed, including taking into consideration weather delays, to ensure the adequacy of the interest reserve for the construction period. We review the projects regularly for the status of the construction, the amount of disbursements and to monitor the interest reserve. The typical period for a construction project is 18 – 24 months.

The majority of our loan portfolio is with borrowers located in Pennsylvania. As of December 31, 2011 and 2010, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2011 were as follows (dollars in thousands):

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$687,597	$101,218	$81,632	$870,447
Real estate construction	45,736	8,420	22,408	76,564
Commercial real estate	178,231	447,166	642,035	1,267,432
Other	28,276	20,880	77,136	126,292

Totals	$939,840	$577,684	$823,211	$2,340,735

Loans at fixed interest rates		$271,048	$195,132
Loans at variable interest rates		306,636	628,079

Totals		$577,684	$823,211

(a)	The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio (Continued)

First Commonwealth has a regulatory established legal lending limit of $103.4 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is typically placed in nonaccrual status when principal and interest is 90 days or more delinquent or there is evidence of a significantly weakened financial condition of the borrower. Interest received on a nonaccrual loan is normally applied as a reduction to loan principal rather than interest income utilizing the cost recovery methodology of revenue recognition Past due loans are those loans which are contractually past due 90 days or more as to interest or principal payments but are both well secured and in the process of collection.

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

Financial Condition (Continued)

Nonperforming Loans (Continued)

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	Nonperforming and Impaired Assets and Effects on Interest Income Due to Nonaccrual
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$33,635	$84,741	$147,937	$55,922	$54,119
Loans held for sale on nonaccrual basis	13,412	0	0	0	0
Troubled debt restructured loans on nonaccrual basis	44,841	31,410	0	0	0
Troubled debt restructured loans on accrual basis	20,276	1,336	619	132	147

Total nonperforming loans	$112,164	$117,487	$148,556	$56,054	$54,266

Loans past due in excess of 90 days and still accruing	$11,015	$13,203	$15,154	$16,189	$12,853
Other real estate owned	$30,035	$24,700	$24,287	$3,262	$2,172
Loans outstanding at end of period	$4,057,055	$4,218,083	$4,636,501	$4,418,377	$3,697,819
Average loans outstanding	$4,061,822	$4,467,338	$4,557,227	$4,084,506	$3,687,037
Nonperforming loans as a percentage of total loans	2.76%	2.79%	3.20%	1.27%	1.47%
Provision for credit losses	$55,816	$61,552	$100,569	$23,095	$10,042
Allowance for credit losses	$61,234	$71,229	$81,639	$52,759	$42,396
Net charge-offs	$65,811	$71,962	$71,689	$12,732	$10,294
Net charge-offs as a percentage of averge loans outstanding (annualized)	1.62%	1.61%	1.57%	0.31%	0.28%
Provision for credit losses as a percentage of net charge-offs	84.81%	85.53%	140.29%	181.39%	97.55%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	1.51%	1.69%	1.76%	1.19%	1.15%
Allowance for credit losses as a percentage of nonperforming loans (a)	62.01%	60.63%	54.96%	94.12%	78.13%
Gross income that would have been recorded at original rates	$14,872	$13,142	$7,645	$6,273	$4,134
Interest that was reflected in income	1,393	30	13	9	9

Net reduction to interest income due to nonacrrual	$13,479	$13,112	$7,632	$6,264	$4,125

Nonperforming Securities:
Nonaccrual securities at market value	$0	$15,823	$3,258	$0	$0

(a)	End of period loans and nonperforming loans exclude loans held for sale.

The nonperforming loans as a percentage of total loans remained at 2.8% for both December 31, 2011 and 2010. Other real estate owned increased by $5.3 million to $30.0 million at December 31, 2011 compared to $24.7

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Nonperforming Loans (Continued)

million at December 31, 2010. The most significant change in OREO during 2011 includes an $8.2 million write-down of a food processing plant located in Pennsylvania as the result of updated appraisals and $7.3 million in proceeds received from the sale of equipment in the same property. This property remains in OREO at December 31, 2011 with a carrying value in line with an updated appraisal received in the fourth quarter of 2011. Significant additions to OREO in 2011 include an office building in western Pennsylvania, a student housing complex in eastern Pennsylvania and a lot development in eastern Pennsylvania.

Also included in nonperforming loans are troubled debt restructured loans (“TDR’s”). TDR’s are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. The $18.9 million increase in accruing TDR’s during 2011 is primarily the result of an $11.3 million loan to a waste management company that moved from nonaccrual to accrual status in June 2011. This loan was paid off in full in January 2012. Other 2011 increases in accruing TDR’s can be attributed to smaller balance loans where First Commonwealth is working with financially stressed borrowers during difficult economic times rather than proceeding with foreclosures and judgments that potentially increase the loss to First Commonwealth. For additional information on TDR’s please refer to Note 12 “Loans and Allowance for Credit Losses.”

Net credit losses were $65.8 million in 2011 compared to $72.0 million for the year 2010. Significant net credit losses in 2011 included $20.4 million related to six real estate construction loans that were placed in nonaccrual status prior to 2011, $6.3 million related to four real estate construction loans placed in nonaccrual status in 2011 and $3.3 million for one commercial real estate loan that was transferred to OREO in 2011. Additionally, $5.7 million in net credit losses were related to the previously mentioned restructure of two commercial real estate loans and $9.5 million was the result of the transfer of five loans to held for sale. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Credit Risk” on page 46.

Provision for credit losses as a percentage of net charge-offs decreased from 85.53% for the year ended December 31, 2010 to 84.81% for the year ended December 31, 2011 primarily as a result of providing allowance for credit losses for loans identified as troubled in 2010 that were subsequently charged-off, or partially charged-off in 2011.

As of December 31, 2011, none of the pooled trust preferred collateralized debt obligations were considered to be nonperforming securities, compared to $15.8 million which were considered to nonperforming at December 31, 2010. These securities were returned to performing status in 2011 because of evidence supporting management’s estimate of future cash flows indicating that all remaining principal and interest will be received. Support for these estimates include; no other-than-temporary impairment charges since the third quarter of 2010, improvement in the underlying collateral of these bonds evidenced by a reduced level of new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Allowance for Credit Losses

Following is a summary of the allocation of the allowance for credit losses at December 31:

	2011		2010		2009		2008		2007
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$18,200	25%	$21,700	22%	$31,369	25%	$17,558	26%	$16,885	25%
Real estate construction	6,756	2	18,002	6	18,224	9	12,961	12	1,186	6
Residential real estate	8,237	28	5,454	27	5,847	26	4,347	27	4,780	33
Commercial real estate	18,961	31	16,913	32	17,526	28	9,424	24	12,565	24
Loans to individuals	4,244	14	4,215	13	4,731	12	4,195	11	2,652	12
Unallocated	4,836	N/A	4,945	N/A	3,942	N/A	4,274	N/A	4,328	N/A

Total	$61,234		$71,229		$81,639		$52,759		$42,396

Allowance for credit losses as percentage of end-of-period loans outstanding	1.51%		1.69%		1.76%		1.19%		1.15%

(a)	Represents the percentage of loans in each category to total loans.

The allowance for credit losses decreased $10.0 million from December 31, 2010 to December 31, 2011 and the allowance for credit losses as a percentage of end-of-period loans outstanding was 1.51% at December 31, 2011 compared to 1.69% at December 31, 2010. The 2011 decrease in both of these is primarily the result of a decline in specific reserves held for nonperforming loans. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for nonperforming loans. Comparing December 31, 2011 to December 31, 2010, the general reserve for performing loans increased from 1.15% to 1.21% of total performing loans. Specific reserves decreased from 21.0% of nonperforming loans at December 31, 2010 to 14.0% of nonperforming loans at December 31, 2010. The decline in specific reserves held is a direct result of charge-offs recorded in 2011 related to nonaccrual loans that were transferred to held for sale and nonaccrual loans that were partially charged-off due to continuous declines in collateral value. The allowance for credit losses as a percentage of nonperforming loans increased from 60.6% to 62.0% at December 31, 2010 and 2011, respectively, due primarily to the decline in loan balances as a result of the aforementioned charge-offs.

The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and nonaccrual trends, portfolio growth, net realizable value of collateral and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. For a description of the methodology used to calculate the allowance for credit losses, please refer to “Critical Accounting Policies and Significant Accounting Estimates—Allowance for Credit Losses.”

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

Investment Portfolio

Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 21 “Fair Values of Assets and Liabilities,” $24.4 million of available for sale securities at December 31, 2011, are classified as Level 3 assets because of inactivity in the market.

Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2011	2010	2009
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$32,139	$36,719	$44,357
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	771,196	618,454	749,417
Mortgage-Backed Securities—Commercial	193	233	281
Other Government-Sponsored Enterprises	267,807	184,531	75,000
Obligations of States and Political Subdivisions	444	47,175	170,278
Corporate Securities	11,811	21,226	22,545
Pooled Trust Preferred Collateralized Debt Obligations	54,762	58,780	69,374

Total Debt Securities	1,138,352	967,118	1,131,252
Equities	1,860	5,137	12,231

Total Securities Available for Sale	$1,140,212	$972,255	$1,143,483

As of December 31, 2011, securities available for sale had an amortized cost and fair value of $1.1 billion. Gross unrealized gains were $35.1 million and gross unrealized losses were $32.5 million.

Following is a detail schedule of the amortized cost of securities held to maturity as of December 31, 2009. There were no securities held to maturity as of December 31, 2011 and 2010.

2009
(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$29
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	89
Obligations of States and Political Subdivisions	36,640

Total Securities Held to Maturity	$36,758

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Investment Portfolio (Continued)

The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2011.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield*
	(dollars in thousands)
Within 1 year	$9,654	$361	$0	$10,015	0.88%
After 1 but within 5 years	274,564	83	0	274,647	1.36
After 5 but within 10 years	152,775	0	0	152,775	4.25
After 10 years	634,342	0	66,573	700,915	3.40

Total	$1,071,335	$444	$66,573	$1,138,352	3.00

(a)	Equities are excluded from this schedule because they have an indefinite maturity.
*	Yields are calculated on a taxable equivalent basis.

The decrease in average securities of $11.0 million in 2011 provided liquidity used to pay down both short-term and long-term borrowings throughout the year. During 2011, the components of the investment portfolio with the largest decreases in amortized cost included $46.7 million of obligations of state and political subdivisions and $4.0 million of pooled trust preferred collateralized debt obligations. The decrease in obligations of state and political subdivisions is a result of planned sales and maturity runoffs not reinvested, both which were part of a strategy to mitigate future credit risk and improve our tax position. The pooled trust preferred portfolio decreased primarily as a result of principal payments within the portfolio. Conversely, we experienced a $231.4 million increase in amortized cost of obligations of U.S. Government agencies and sponsored enterprises. These securities were purchased in an effort to increase the earnings from investments while keeping the risk of the portfolio at a lower level.

Our investment portfolio includes an amortized cost of $54.8 million in pooled trust preferred collateralized debt obligations at December 31, 2011. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.

See Note 8 “Securities Available for Sale,” Note 9 “Securities Held to Maturity,” Note 10 “Other Investments,” Note 11 “Impairment of Investment Securities,” and Note 21 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits

Total deposits decreased $113.2 million, or 2%, in 2011, primarily due to a decrease in time deposits of $282.4 million, which was partially offset by a $169.2 million increase in lower cost transaction and savings deposits. As interest paid on deposits continues to be historically low, customers migrate toward shorter term, more liquid investments.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Deposits (Continued)

Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$76,356	24%	$94,957	24%	$108,368	28%
Over 3 months through 6 months	43,299	13	65,560	17	74,746	19
Over 6 months through 12 months	50,296	16	60,658	16	65,760	17
Over 12 months	151,213	47	165,576	43	143,326	36

Total	$321,164	100%	$386,751	100%	$392,200	100%

Short-Term Borrowings and Long-Term Debt

Short-term borrowings increased $124.9 million, or 66%, from $187.9 million as of December 31, 2010 to $312.8 million at December 31, 2011. Long-term debt increased $2.9 million, or 1%, from $204.5 million at December 31, 2010 to $207.4 million at December 31, 2011. The increase in both of these areas was to take advantage of attractive interest rates in the wholesale funding markets as an alternative to certificates of deposit. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 18 “Short-term Borrowings,” Note 19 “Subordinated Debentures” and Note 20 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below sets forth our contractual obligations to make future payments as of December 31, 2011. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
		(dollars in thousands)
FHLB Advances	20	$27,072	$37,822	$30,358	$6,145	$101,397
Subordinated debentures	19	0	0	0	105,750	105,750
ESOP loan	24	1,600	0	0	0	1,600
Operating leases	15	3,834	6,679	5,778	19,613	35,904

Total contractual obligations		$32,506	$44,501	$36,136	$131,508	$244,651

The table above excludes unamortized premiums and discounts on FHLB advances because these premiums and discounts do not represent future cash obligations. The table also excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 17 “Interest-Bearing Deposits” of the Consolidated Financial Statements.

In addition, see Note 14 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2011.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2011, a reserve for probable losses of $1.5 million was recorded for unused commitments and letters of credit.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our ALCO as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department who monitors liquidity using such measures as liquidity coverage ratios, liquidity gap ratios and noncore funding ratios.

We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits decreased $113.2 million, or 2%, during 2011, and comprised 89% of total liabilities at December 31, 2011, as compared to 91% at December 31, 2010. Proceeds from the maturity and redemption of investment securities totaled $480.3 million during 2011 and provided funds used to pay down borrowings in order to mitigate and better manage liquidity and interest rate risk. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2011 our borrowing capacity at the Federal Reserve related to this program was $697.2 million and there were no amounts outstanding. Additionally, as of December 31, 2011, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.1 billion and as of that date outstanding borrowings totaled $183.8 million.

We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of December 31, 2011, our maximum borrowing capacity under this program was $857.9 million and as of that date there were no amounts outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2011, we obtained $10.2 million in certificates from this program at a weighted average rate of 0.85% and an average maturity term of 61 days.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

First Commonwealth has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of December 31, 2011. Additionally, we guarantee a $1.6 million ESOP loan with another financial institution. During 2010 and 2011, we did not meet debt covenants on either of these agreements as a result of earnings or credit factors. As a result, in 2011 each of these lenders approved modifications to their covenants. However, as a result of the fourth quarter net loss recognized by the company, at December 31, 2011, we were not meeting the modified debt covenants for either of these agreements in relation to the required return on average assets. We have obtained a waiver for the quarter ended December 31, 2011, from the lender of the $15.0 million line of credit and are working with the lender of the ESOP loan to either obtain a waiver or an additional modification for these covenants.

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

The process by which we manage our interest rate risk is called asset/liability management. The goals of our asset/liability management are increasing net interest income without taking undue interest rate risk or material loss of net market value of our equity, while maintaining adequate liquidity. Net interest income is increased by growing earning assets and increasing the difference between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Liquidity is measured by the ability to meet both depositors’ and credit customers’ requirements.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.76 and 0.79 at December 31, 2011 and 2010, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

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

Following is the gap analysis as of December 31:

	2011
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,859,623	$156,447	$287,873	$2,303,943	$1,486,729	$174,495
Investments	125,112	107,723	205,335	438,170	418,413	320,739
Other interest-earning assets	3,511	0	0	3,511	0	0

Total interest-sensitive assets (ISA)	1,988,246	264,170	493,208	2,745,624	1,905,142	495,234

Certificates of deposit	154,218	192,154	323,085	669,457	517,572	10,531
Other deposits	2,526,747	0	0	2,526,747	0	0
Borrowings	386,683	25,147	299	412,129	68,334	39,728

Total interest-sensitive liabilitites (ISL)	3,067,648	217,301	323,384	3,608,333	585,906	50,259

Gap	$(1,079,402)	$46,869	$169,824	$(862,709)	$1,319,236	$444,975

ISA/ISL	0.65	1.22	1.53	0.76	3.25	9.85
Gap/Total assets	18.48%	0.80%	2.91%	14.77%	22.59%	7.62%

	2010
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,074,219	$190,558	$281,370	$2,546,147	$1,508,901	$163,035
Investments	84,338	108,385	150,515	343,238	416,109	255,820
Other interest-earning assets	4	0	0	4	0	0

Total interest-sensitive assets (ISA)	2,158,561	298,943	431,885	2,889,389	1,925,010	418,855

Certificates of deposit	278,610	247,766	404,315	930,691	537,518	11,648
Other deposits	2,431,106	0	0	2,431,106	0	0
Borrowings	287,883	141	288	288,312	63,943	40,104

Total interest-sensitive liabilitites (ISL)	2,997,599	247,907	404,603	3,650,109	601,461	51,752

Gap	$(839,038)	$51,036	$27,282	$(760,720)	$1,323,549	$367,103

ISA/ISL	0.72	1.21	1.07	0.79	3.20	8.09
Gap/Total assets	14.23%	0.88%	0.46%	13.09%	22.77%	6.32%

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Risk (Continued)

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2011	$(7,787)	$(3,997)	$704	$2,324
December 31, 2010	(5,245)	(1,143)	1,341	4,066

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 to 25 basis point range. Results of the 100 and 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. For the years 2011 and 2010, the cost of our interest-bearing liabilities averaged 0.99% and 1.30%, respectively and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.61% and 4.99%, respectively.

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

First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $1.5 million at December 31, 2011, and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.

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

Credit Risk (Continued)

interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2011, 51 loans totaling $50.4 million were identified as troubled debt restructurings resulting in specific reserves of $1.3 million.

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. The bank excludes from nonaccrual status any loans contractually past due 90 days or more as to interest or principal payments if they are both well secured and in the process of collection.

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

The allowance for credit losses was $61.2 million at December 31, 2011 or 1.51% of loans outstanding compared to $71.2 million or 1.69% of loans outstanding at December 31, 2010. The allowance for credit losses as a percentage of nonperforming loans was 62% at December 31, 2011 and 61% as of December 31, 2010. The allowance for credit losses includes specific allocations of $13.2 million related to nonperforming loans covering 13% of the total nonperforming balance at December 31, 2011 and specific allocations of $23.9 million covering 20% of the total nonperforming balance at December 31, 2010. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses inherent in the loan portfolio at December 31, 2011.

The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Year Ended December 31, 2011			As of December 31, 2011
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans (a)	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,641	10.09%	0.16%	$36,066	36.52%	0.89%
Real estate construction	27,931	42.44	0.69	17,112	17.33	0.42
Residential real estate	3,975	6.04	0.10	4,080	4.13	0.10
Commerical real estate	24,512	37.25	0.60	41,494	42.02	1.02
Loans to individuals	2,752	4.18	0.07	0	0.00	0.00

Total loans, net of unearned income	$65,811	100.00%	1.62%	$98,752	100.00%	2.43%

(a)	Nonperforming loan balances do not include loans held for sale.

As the above table illustrates, three categories of loans—commercial, financial, agricultural and other, real estate construction, and commercial real estate—were a significant portion of the nonperforming loans as of December 31, 2011. See discussions related to the provision for credit losses and loans for more information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2010 Compared to 2009

Summary of 2010 Results

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

Net interest income, on a fully taxable equivalent basis, for 2010 was $2.9 million, or 1% lower than 2009, primarily due to a $322.3 million, or 5.5%, decline in average interest earning assets, partially offset by a 16 basis point increase in the net interest margin. The decrease in average interest-earning assets was primarily due to a $278.2 million, or 26%, decrease in average investment securities and an $89.9 million, or 2%, decrease in average loans. Positively affecting net interest income in 2010 was a $104.0 million increase in average net free funds.

Interest and fees on loans, on a fully taxable equivalent basis, decreased $7.3 million of which $4.7 million is attributable to the previously mentioned decline in balances and $2.6 million is the result of the yield on loans decreasing 6 basis points from 5.24% to 5.18%. Interest income on investment securities on a fully taxable equivalent basis decreased $20.9 million from 2009 of which $15.4 million is attributable to the previously mentioned decline in balances and $5.5 million is due to a 66 basis point decrease in yield from 5.00% to 4.34%.

Interest expense on deposits decreased $20.0 million, of which $19.1 million is attributable to a decline in rates paid and $0.9 million is due to a change in balances. The cost of interest-bearing deposits decreased 57 basis points as a result of lower interest rates and improved deposit mix changes. Total interest-bearing deposits increased $165.9 million, or 4%, primarily due to an increase of $305.4 million, or 14% in average interest-bearing demand and savings, partially offset by a decrease in more expensive time deposits of $139.5 million, or 8%.

Interest expense on short-term borrowings decreased $2.3 million primarily due to a $543.6 million, or 53%, decrease in average balances. Interest expense on long-term debt declined $2.9 million; $2.2 million as a result of the $48.6 million decrease in average balances and $0.7 million due to a 33 basis point decrease in rate. Increased deposits as well as declines in both the investment and loan portfolios provided funding to deleverage the balance sheet and decrease outstanding borrowings.

Net interest margin, on a fully taxable equivalent basis, for the year 2010 increased 17 basis points to 3.88% from 3.71% in 2009, primarily due to declines in the cost of interest-bearing liabilities.

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

First Commonwealth’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), that is designed to produce reliable financial statements in conformity with generally accepted accounting principles. Under the supervision and with the participation of management, including First Commonwealth’s principal executive officer and principal financial officer, First Commonwealth conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility that a control can be circumvented and that misstatements due to error or fraud may occur without detection. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on First Commonwealth’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

March 5, 2012

/s/ T. MICHAEL PRICE	/s/ ROBERT E. ROUT
T. Michael Price	Robert E. Rout
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer, and Treasurer

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Commonwealth Financial Corporation:

We have audited First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 5, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 5, 2012

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Commonwealth Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the Consolidated Financial Statements, in 2009 First Commonwealth Financial Corporation changed their method of accounting for other-than-temporary impairments of investment securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2012 expressed an unqualified opinion on the effectiveness of First Commonwealth Financial Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 5, 2012

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$74,967	$69,854
Interest-bearing bank deposits	3,511	4
Securities available for sale, at fair value	1,142,776	967,715
Other investments	39,796	48,859
Loans held for sale	13,412	0
Loans:
Portfolio loans	4,043,643	4,218,083
Allowance for credit losses	(61,234)	(71,229)

Net loans	3,982,409	4,146,854
Premises and equipment, net	66,755	66,981
Other real estate owned	30,035	24,700
Goodwill	159,956	159,956
Amortizing intangibles, net	3,843	5,376
Other assets	323,662	322,543

Total assets	$5,841,122	$5,812,842

Liabilities
Deposits (all domestic):
Noninterest-bearing	$780,377	$706,889
Interest-bearing	3,724,307	3,910,963

Total deposits	4,504,684	4,617,852
Short-term borrowings	312,777	187,861
Subordinated debentures	105,750	105,750
Other long-term debt	101,664	98,748

Total long-term debt	207,414	204,498
Other liabilities	57,704	52,854

Total liabilities	5,082,579	5,063,065
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued and 104,916,994 shares outstanding at December 31, 2011; 105,515,079 shares issued and 104,846,194 shares outstanding at December 31, 2010	105,563	105,515
Additional paid-in capital	365,868	366,488
Retained earnings	294,056	291,492
Accumulated other comprehensive income (loss), net	2,001	(2,458)
Treasury stock (646,461 and 668,885 shares at December 31, 2011 and December 31, 2010, respectively)	(7,345)	(7,660)
Unearned ESOP shares	(1,600)	(3,600)

Total shareholders’ equity	758,543	749,777

Total liabilities and shareholders’ equity	$5,841,122	$5,812,842

The accompanying notes are an integral part of these Consolidated Financial Statements

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$197,456	$225,062	$232,030
Interest and dividends on investments:
Taxable interest	33,763	37,915	50,591
Interest exempt from federal income taxes	213	5,216	10,445
Dividends	49	73	208
Interest on bank deposits	64	94	7

Total interest income	231,545	268,360	293,281
Interest Expense
Interest on deposits	33,496	49,845	69,802
Interest on short-term borrowings	728	1,948	4,216
Interest on subordinated debentures	5,568	5,593	6,170
Interest on other long-term debt	1,886	4,213	6,583

Total interest on long-term debt	7,454	9,806	12,753

Total interest expense	41,678	61,599	86,771

Net Interest Income	189,867	206,761	206,510
Provision for credit losses	55,816	61,552	100,569

Net Interest Income after Provision for Credit Losses	134,051	145,209	105,941
Noninterest Income
Changes in fair value on impaired securities	(425)	(2,560)	(72,574)
Noncredit related gains (losses) on securities not expected to be sold (recognized in other comprehensive income)	425	(6,633)	36,389

Net impairment losses	0	(9,193)	(36,185)
Net securities gains	2,185	2,422	273
Trust income	6,498	5,897	4,805
Service charges on deposit accounts	14,775	16,968	17,440
Insurance and retail brokerage commissions	6,376	6,369	7,259
Income from bank owned life insurance	5,596	5,331	4,442
Income from other real estate owned	2,460	0	0
Gain on sale of assets	4,155	824	793
Card related interchange income	11,968	10,459	8,559
Derivatives mark to market	(6,687)	141	(661)
Other income	10,343	10,016	12,600

Total noninterest income	57,669	49,234	19,325
Noninterest Expense
Salaries and employee benefits	84,669	84,988	86,059
Net occupancy expense	14,069	14,271	14,053
Furniture and equipment expense	12,517	12,568	12,085
Data processing expense	6,027	5,671	4,687
Pennsylvania shares tax expense	5,480	5,455	5,314
Intangible amortization	1,534	2,031	2,826
Collection and repossession expense	7,583	4,430	5,010
Other professional fees and services	5,297	4,131	3,429
FDIC insurance	5,490	7,948	10,471
Loss on sale or write-down of assets	9,428	2,715	302
Loan processing fees	2,874	1,490	2,120
Other operating expenses	21,858	25,528	24,795

Total noninterest expense	176,826	171,226	171,151

Income (Loss) before income taxes	14,894	23,217	(45,885)
Income tax (benefit) provision	(380)	239	(25,821)

Net Income (Loss)	$15,274	$22,978	$(20,064)

Average Shares Outstanding	104,700,227	93,197,225	84,589,780
Average Shares Outstanding Assuming Dilution	104,700,393	93,199,773	84,589,780
Per Share Data:
Basic Earnings (Loss) Per Share	$0.15	$0.25	$(0.24)
Diluted Earnings (Loss) Per Share	$0.15	$0.25	$(0.24)
Cash Dividends Declared per Common Share	$0.12	$0.06	$0.18

The accompanying notes are an integral part of these Consolidated Financial Statements

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Comprehensive income
Net income				15,274				15,274
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period					6,323			6,323
Noncredit related losses on securities not expected to be sold					(276)			(276)
Less: reclassification adjustment for gains on securities included in net income					(1,420)			(1,420)
Unrealized gains for postretirement obligations:
Transition obligation					1			1
Net loss					(169)			(169)

Total other comprehensive income								4,459

Total comprehensive income								19,733
Cash dividends declared ($0.12 per share)				(12,558)				(12,558)
Net decrease in unearned ESOP shares							2,000	2,000
ESOP market value adjustment ($1,053, net of $368 tax benefit)			(685)					(685)
Discount on dividend reinvestment plan purchases			(63)					(63)
Tax benefit of stock options exercised			6					6
Treasury stock acquired	(1,336)					(9)		(9)
Treasury stock reissued	13,760			(83)		155		72
Restricted stock	35,000	25	1	(69)		169		126
Common stock issued	23,376	23	121					144

Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2009	85,151,875	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Comprehensive income
Net income				22,978				22,978
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period					(5,446)			(5,446)
Noncredit related gains on securities not expected to be sold					4,312			4,312
Less: reclassification adjustment for losses on securities included in net income					4,434			4,434
Unrealized gains for postretirement obligations:
Transition obiligation					1			1

Net gain					286			286

Total other comprehensive income								3,587

Total comprehensive income								26,565
Cash dividends declared ($0.06 per share)				(5,306)				(5,306)
Net decrease in unearned ESOP shares							2,000	2,000
ESOP market value adjustment ($1,008, net of $352 tax benefit)			(656)					(656)
Discount on dividend reinvestment plan purchases			(33)					(33)
Treasury stock acquired	(1,291)					(9)		(9)
Treasury stock reissued	750,842		656	(4,899)		8,491		4,248
Restricted stock	30,120	0	0	(168)		412		244
Common stock issued	18,914,648	18,915	64,998	0				83,913

Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2008	85,050,744	$86,600	$303,008	$309,947	$(21,269)	$(17,907)	$(7,600)	$652,779
Cumulative effect from adoption FASB ASC 320-10- 65 ($6,497, net of $2,274 tax)				4,223	(4,223)			0

Balance at January 1, 2009	85,050,744	86,600	303,008	314,170	(25,492)	(17,907)	(7,600)	652,779
Comprehensive income
Net loss				(20,064)				(20,064)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period					19,848			19,848
Noncredit related losses on securities not expected to be sold					(23,653)			(23,653)
Less: reclassification adjustment for losses on securities included in net loss					23,378			23,378
Unrealized gains for postretirement obligations:
Transition obligation					1			1
Net loss					(127)			(127)

Total other comprehensive income								19,447

Total comprehensive income								(617)
Cash dividends declared ($0.18 per share)				(15,219)				(15,219)
Net decrease in unearned ESOP shares							2,000	2,000
ESOP market value adjustment ($848, net of $297 tax benefit)			(551)					(551)
Discount on dividend reinvestment plan purchases			(369)	0				(369)
Tax benefit of stock options exercised			149					149
Treasury stock acquired	(4,122)		0			(18)		(18)
Treasury stock reissued	105,253		(707)	0		1,191		484
Restricted stock		0	(7)	0		180		173

Balance at December 31, 2009	85,151,875	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Operating Activities
Net income (loss)	$15,274	$22,978	$(20,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	55,816	61,552	100,569
Deferred tax benefit	(1,192)	(4,671)	(29,108)
Depreciation and amortization	9,026	10,707	9,806
Net losses on securities and other assets	9,776	8,948	35,421
Net amortization (accretion) of premiums and discounts on securities	721	212	(232)
Net amortization of premiums and discounts on long-term debt	(124)	(807)	(2,059)
Income from increase in cash surrender value of bank owned life insurance	(5,596)	(5,331)	(4,442)
Decrease in interest receivable	1,276	4,188	3,812
Decrease in interest payable	(1,423)	(966)	(2,568)
(Decrease) increase in income taxes payable	(5,362)	1,983	(2,534)
Decrease (increase) in prepaid FDIC insurance	5,020	7,273	(25,918)
Other—net	907	4,804	(5,449)

Net cash provided by operating activities	84,119	110,870	57,234
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	0	14,520	14,423
Transactions with securities available for sale:
Proceeds from sales	76,914	143,503	7,589
Proceeds from maturities and redemptions	480,250	430,115	414,032
Purchases	(723,805)	(387,135)	(211,467)
Proceeds from the redemption of FHLB stock	9,063	2,572	0
Proceeds from bank owned life insurance	238	0	0
Proceeds from the sale of loans	5,766	0	0
Proceeds from sales of other assets	23,756	8,778	9,070
Net decrease (increase) in loans	56,181	335,165	(317,932)
Purchases of premises and equipment	(8,320)	(4,886)	(6,655)

Net cash (used in) provided by investing activities	(79,957)	542,632	(90,940)
Financing Activities
Net increase (decrease) in federal funds purchased	62,500	(92,200)	(63,600)
Net increase (decrease) in other short-term borrowings	62,417	(678,871)	(117,205)
Net (decrease) increase in deposits	(113,090)	82,197	255,671
Repayments of other long-term debt	(24,561)	(117,142)	(13,139)
Proceeds from issuance of long-term debt	29,600	50,000	2,403
Proceeds from issuance of common stock	144	83,913	0
Discount on dividend reinvestment plan purchases	(63)	(33)	(369)
Dividends paid	(12,558)	(5,306)	(29,677)
Proceeds from reissuance of treasury stock	72	4,248	484
Purchase of treasury stock	(9)	(9)	(18)
Stock option tax benefit	6	0	149

Net cash provided by (used in) financing activities	4,458	(673,203)	34,699

Net increase (decrease) in cash and cash equivalents	8,620	(19,701)	993
Cash and cash equivalents at January 1	69,858	89,559	88,566

Cash and cash equivalents at December 31	$78,478	$69,858	$89,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Through its subsidiaries, which include one commercial bank, an insurance agency and a financial advisor, First Commonwealth provides a full range of loan, deposit, trust, insurance and personal financial planning services primarily to individuals and small to middle market businesses in fifteen counties in central and western Pennsylvania. First Commonwealth determined it has one business segment.

First Commonwealth is subject to regulations of certain state and federal agencies. These regulatory agencies periodically examine First Commonwealth for adherence to laws and regulations. As a consequence, the cost of doing business may be affected.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of First Commonwealth previously defined above. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements for 2010 and 2009 to conform to the classifications presented for 2011.

Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as “Other assets.” Earnings on these investments are reflected in “Other income” on the Consolidated Statements of Operations, as appropriate, in the period earned.

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

Securities

Debt securities that First Commonwealth has the positive intent and ability to hold to maturity are classified as securities held to maturity and are reported at amortized cost adjusted for amortization of premium and accretion of discount on a level yield basis. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as securities available for sale and are reported at

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Securities (Continued)

fair value, with unrealized gains and losses that are not related to impairment excluded from earnings and reported as a component of other comprehensive income, which is included in shareholders’ equity, net of deferred taxes.

First Commonwealth has securities classified as either held to maturity or available for sale and does not engage in trading activities. First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on the equity securities.

First Commonwealth conducts a comprehensive review of the investment portfolio on a quarterly basis to determine whether other-than-temporary impairment has occurred. Issuer-specific securities whose market values have fallen below their book values are initially selected for more in-depth analysis based on the percentage decline in value and duration of the decline. Issuer-specific securities include obligations of U.S. Government agencies and sponsored enterprises, single issue trust preferred securities, corporate debentures and obligations of states and political subdivisions. Further analysis of these securities includes a review of research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, impact of interest rate changes and any other relevant information pertaining to the affected security. Pooled trust preferred collateralized debt obligations are measured by evaluating all relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis. This evaluation includes detailed credit, performance and structural evaluations for each piece of collateral. Other factors in the pooled trust preferred collateralized debt obligations valuation include terms of the structure, the cash flow waterfall (for both interest and principal), the over collateralization and interest coverage tests and events of default/liquidation. Based on this review, a determination is made on a case by case basis as to a potential impairment. Declines in the fair value of individual securities below their cost that are not expected to be recovered will result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as impairment losses.

Loans

Loans are carried at the principal amount outstanding. Unearned income on installment loans and leases is taken into income on a declining basis, which results in an approximate level rate of return over the life of the loan or the lease. Interest is accrued as earned. Loans held for sale are carried at the lower of cost or fair value determined on an individual basis.

First Commonwealth considers a loan to be past due and still accruing interest when payment of interest or principal is contractually past due but the loan is both well secured and in the process of collection. For installment, mortgage, term and other loans with amortizing payments that are scheduled monthly, 90 days past due is reached when four monthly payments are due and unpaid. For demand, time and other multi-payment obligations with payments scheduled other than monthly, delinquency status is calculated using number of days instead of number of payments. Revolving credit loans, including personal credit lines and home equity lines, are considered to be 90 days past due when the borrower has not made the minimum payment for four monthly cycles.

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Loans (Continued)

and uncollected interest for previous years is charged against the allowance for credit losses. Generally, consumer and residential mortgage loans, which are well-secured and in the process of collection, are not placed in nonaccrual status. Nonaccrual loans are restored to accrual status when, based on a sustained period of repayment by the borrower in accordance with the contractual terms of the loan, First Commonwealth expects repayment of the remaining contractual principal and interest or when the loan otherwise becomes well-secured and in the process of collection.

First Commonwealth considers a loan to be a troubled debt restructured loan when, for economic or legal reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

A loan is considered to be impaired when, based on current information and events, it is probable that First Commonwealth will be unable to collect principal or interest that is due in accordance with contractual terms of the loan. Impaired loans include nonaccrual loans and troubled debt restructured loans. Loan impairment is measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Other Real Estate Owned

Real estate, other than bank premises, is recorded at the lower of cost or fair value less estimated selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property, net of rental income, are generally charged against earnings in the current period. Depreciation is not recorded on the other real estate owned properties.

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

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

Criticized loans on the watch list, which include OAEM, substandard, doubtful, and impaired, are analyzed to determine the level of probable loss in the credits under current circumstances. The probable loss that is established for these classified loans is based on careful analysis of the probability the loan will default based on the loan’s performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. Watch list loans are managed and monitored by assigned account officers within the special assets area of First Commonwealth in conjunction with supervision by senior management. A reserve is established for watch list loans that are classified.

All impaired credits in excess of $100 thousand are individually reviewed quarterly. A specific reserve is established for impaired loans that is equal to the total amount of probable unconfirmed losses for the impaired loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the impaired loan balances that are not reviewed.

The allowance uses historical charge-off trends to estimate probable unconfirmed losses based on charge-off history for the greater of the eight most recent quarters or the twenty most recent quarters. The loss emergence periods, which are the average time period from when a loan becomes delinquent until it is charged off, are calculated for each loan type and applied to the historical loss percentages. Adjusted historical loss experience percentages are applied to non-classified loans from the watch list, as well as all other loans not on the watch list, to obtain the portion of the allowance for credit losses which is based on historical trends. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Allowance for Credit Losses (Continued)

Historical delinquency trends are also used when estimating probable losses in the loan portfolio. Each loan category’s most recent four quarter average delinquency percentage is compared to its twenty quarter average. The twenty quarter average delinquency level is used in determining probable losses in the portfolio, unless the four quarter average exceeds the twenty quarter average. In that case, the four quarter average delinquency rate is more appropriate as it indicates there is currently a higher level of risk in the portfolio compared to historical levels. A portion of the allowance is obtained by applying the appropriate average delinquency percentage to non-classified loans from the watch list, as well as all other loans not on the watch list.

An additional allowance may be made by management based on a qualitative analysis of certain factors related to portfolio risks and economic conditions. Factors considered by management include employment trends, macroeconomic trends and commercial real estate trends. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency. No matter how detailed an analysis of potential credit losses is performed, these estimates are not precise. Management must make estimates using assumptions and information that is often subjective and changes rapidly.

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

Bank Owned Life Insurance

First Commonwealth purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Operations. The cash surrender value of bank owned life insurance is reflected in “Other Assets” on the Consolidated Statements of Financial Condition in the amount of $167.6 million and $162.2 million at December 31, 2011 and 2010, respectively. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.6 million and $3.1 million as of December 31, 2011 and 2010, respectively, and is reflected in “Other Liabilities” on the Consolidated Statements of Financial Condition.

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Premises and Equipment (Continued)

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

Comprehensive Income Disclosures

“Other Comprehensive Income” (comprehensive income, excluding net income) includes the after tax effect of changes in unrealized holding gains and losses on available-for-sale securities and changes in the funded status of

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

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

Employee Stock Ownership Plan

Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 24 “Unearned ESOP Shares” follows FASB ASC Topic 718, “Compensation—Stock Compensation” for ESOP shares acquired after December 31, 1992 (“new shares”). First Commonwealth’s ESOP borrowed funds are guaranteed by First Commonwealth. The ESOP shares purchased subject to the debt guaranteed by First Commonwealth are recorded as a reduction of common shareholders’ equity by recording unearned ESOP shares. Shares are committed to be released to the ESOP Trust for allocation to plan participants through loan payments. As the shares are committed to be released, the unearned ESOP shares account is credited for the average cost of the shares collateralizing the ESOP borrowed funds. Compensation cost is recognized for these shares in accordance with the provisions of FASB ASC Topic 718 and is based upon the fair market value of the shares that are committed to be released. Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP.

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

When First Commonwealth purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. Any fee paid to First Commonwealth as a result of the risk participation agreement is offset by credit risk of the counterparties and is recognized in the income statement. Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss of given default of the counterparties.

Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2011, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 7 “Derivatives” for a description of these instruments.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

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

•

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 securities include U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain corporate securities, FHLB stock, interest rate derivatives that include interest rate swaps, risk participation agreements and foreign currency contracts, certain other real estate owned and certain impaired loans.

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select Obligations of States and Political Subdivisions, corporate securities, pooled trust preferred collateralized debt obligations, nonmarketable equity investments certain other real estate owned, certain impaired loans, and loans held for sale.

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2—New Accounting Pronouncements

In April 2011, FASB issued ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The Update specifies that in order to constitute a restructuring as a troubled debt restructuring, a creditor must conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The amendment clarifies the guidance on a creditor’s evaluation of whether a concession is granted, whether a debtor is experiencing financial difficulties, and whether the creditor is precluded from using the effective interest rate test when evaluating whether the restructuring constitutes a troubled debt restructuring. The amendments in this Update were effective for the first interim or annual period beginning on or after June 15, 2011, and were applied retrospectively to the beginning of the annual period of adoption. Adoption of this Update requires additional disclosure under ASU No 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The adoption of this ASU did not have a material impact on First Commonwealth’s financial condition or results of operations. There were no transition troubled debt restructured loans resulting from the issuance of this guidance as management’s evaluation of restructured loans for periods ended March 31, 2011 and June 30, 2011, previously incorporated the considerations of the Update.

In April 2011, the FASB issued ASU 2011-03, “Transferring and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements,” which removes from the assessment of effective control the criterion of 1) the measure requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to that measure. All other criteria applicable to effective control remain unchanged by the amendments in the Update. This Update is effective for fiscal periods beginning on or after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This Update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. As a result, the highest and best use and valuation premise concept should be applied. This Update also amends particular principles or requirements for measuring fair value or disclosing relevant information. For example, the amendment allows for financial assets with applicable market and credit risk managed on a basis of net exposure to be excluded from the requirements of Topic 820. This Update is effective for interim and annual periods beginning after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income,” under which an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, in either a single continuous statement of comprehensive income or in two separate but consecutive statements. If a separate statement is preferred, this statement should immediately follow the statement of net income and include components of other comprehensive income and a total for these items along with total comprehensive income. This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” Issuance of this ASU allows FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While this deliberation is ensuing, companies should continue to report reclassifications out of accumulated other comprehensive income consistent with requirements in effect before ASU 2011-05. All other provisions are required to be adopted for fiscal and related interim periods beginning after December 15, 2011. The deferral of the aforementioned classifications is also effective for all fiscal and related interim periods beginning after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” This Update provides an entity with the option to assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Conversely, if the opposite conclusion is reached, then the first step of the two-step approach must be performed. The Update provides examples of events and circumstances that an entity should consider in performing its qualitative assessment. This Update is effective for fiscal years beginning after December 15, 2011. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

Note 3—Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31:

	2011			2010			2009
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$9,727	$(3,404)	$6,323	$(8,377)	$2,931	$(5,446)	$30,535	$(10,687)	$19,848
Noncredit related (losses) gains on securities not expected to be sold	(425)	149	(276)	6,633	(2,321)	4,312	(36,389)	12,736	(23,653)
Less: reclassification adjustment for losses on securities included in net income (loss)	(2,185)	765	(1,420)	6,822	(2,388)	4,434	35,965	(12,587)	23,378
Unrealized gains for postretirement obligations:
Transition obligation	2	(1)	1	2	(1)	1	2	(1)	1
Net (loss) gain	(260)	91	(169)	440	(154)	286	(195)	68	(127)

Total other comprehensive income	$6,859	$(2,400)	$4,459	$5,520	$(1,933)	$3,587	$29,918	$(10,471)	$19,447

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31.

	2011	2010	2009
	(dollars in thousands)
Cash paid during the year for:
Interest	$43,303	$63,501	$91,267
Income taxes	5,900	2,516	5,100
Non-cash investing and financing activities:
ESOP loan reductions	2,000	2,000	2,000
Loans transferred to other real estate owned and repossessed assets	34,269	11,987	29,503
Fair value of loans transferred from held to maturity to available for sale	14,235	0	0
Loans sold, not settled	0	0	4,234
Gross increase in market value adjustment to securities available for sale	7,107	5,088	30,111
Transfer of secruities from held to maturity to available for sale	0	22,433	0

Correction of Prior Period Error in Cash Flow

For certain reporting periods in 2010, we erroneously presented the proceeds from the sale of certain available for sale securities within the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available for sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows, instead of within the “Proceeds from Sales” sub-line item of “Transactions with securities available for sale.” In addition, we erroneously presented the proceeds from the call of a held-to-maturity bond within the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available for sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows instead of within the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities held to maturity.”

The errors for the year ended December 31, 2010, have been corrected in the 2010 Consolidated Statements of Cash Flows presented on page 57 by removing the transactions from the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available for sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows, and including these transactions within the “Proceeds from Sales” sub-line item of “Transactions with securities available for sale.” Additionally, the proceeds from the call of the held-to-maturity bond was reclassified from the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities available for sale” included in the Investing Activities section of the Consolidated Statements of Cash Flows to the “Proceeds from maturities and redemptions” sub-line item of “Transactions with securities held to maturity.”

We have not amended or restated any prior period filings as this error does not impact our reported net income, net cash flows, or shareholders’ equity and was not considered material. While the year ended period of 2010 is corrected in this Form 10-K, the six-month and nine-month periods of 2010 were corrected in the Form 10-Q as of June 30, 2011 and September 30, 2011, respectively.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Supplemental Cash Flow Disclosures (Continued)

Correction of Prior Period Error in Cash Flow (Continued)

The effects of the correction of this error on the sub-lines within the Investing Activities section of the Consolidated Statements of Cash Flows for each respective period, is reflected below.

	For the Six Months Ended June 30, 2010	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2010
	(dollars in thousands)
Consolidated Statement of Cash Flows
Investing Activities
Transactions with securities held to maturity
Proceeds from maturities and redemptions
Original	$13,063	$13,063	$14,376
Revised	14,520	14,520	14,520
Transactions with securities available for sale
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

Note 5—Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2011	2010	2009
Weighted average common shares issued	105,550,310	94,388,523	86,600,431
Average treasury shares	(657,633)	(828,523)	(1,533,228)
Averaged unearned ESOP shares	(165,010)	(319,726)	(446,211)
Average unearned nonvested shares	(27,440)	(43,049)	(31,212)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	104,700,227	93,197,225	84,589,780
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	119	0	0
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	47	2,548	0

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	104,700,393	93,199,773	84,589,780

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Earnings per Share (Continued)

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	2011			2010			2009
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Stock Options	496,863	$6.36	$14.55	610,594	$6.36	$14.55	728,552	$5.29	$14.55
Restricted Stock	22,502	5.70	6.82	17,370	5.70	12.35	20,103	10.95	12.35

Note 6—Cash and Due from Banks

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $26.0 million during 2011 and $37.2 million during 2010 with the Federal Reserve Bank.

Note 7—Derivatives

First Commonwealth is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties.

We have six risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2011	2010
	(dollars in thousands)
Credit value adjustment	$(2,963)	$(724)
Notional Amount:
Interest rate derivatives	187,368	180,447
Risk participation agreements	128,098	125,680
Sold credit protection on risk participation agreements	(22,147)	(22,497)

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Derivatives (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2011	2010	2009
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase/(decrease) in other income	$(6,687)	$141	$(661)

Of the total $6.7 million in credit risk expense recognized in 2011, $4.4 million relates to two interest rate swaps that were terminated at the end of the fourth quarter. The increase compared to 2010 in risk relates to larger mark-to-market adjustments in a declining interest rate environment and from the deterioration in the credit risk of the counterparties (loan customers). The fair value of our derivatives is included in a table in Note 21 “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Securities Available for Sale

Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2011				2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities— Residential	$32,139	$4,061	$(6)	$36,194	$36,719	$3,874	$0	$40,593
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities— Residential	771,196	29,835	0	801,031	618,454	26,513	(2,986)	641,981
Mortgage-Backed Securities- Commercial	193	1	(1)	193	233	1	(1)	233
Other Government—Sponsored Enterprises	267,807	973	(132)	268,648	184,531	225	(869)	183,887
Obligations of States and Political Subdivisions	444	15	0	459	47,175	644	0	47,819
Corporate Securities	11,811	162	(562)	11,411	21,226	494	(344)	21,376
Pooled Trust Preferred Collateralized Debt Obligations	54,762	3	(31,785)	22,980	58,780	16	(32,444)	26,352

Total Debt Securities	1,138,352	35,050	(32,486)	1,140,916	967,118	31,767	(36,644)	962,241
Equities	1,860	0	0	1,860	5,137	337	0	5,474

Total Securities Available for Sale	$1,140,212	$35,050	$(32,486)	$1,142,776	$972,255	$32,104	$(36,644)	$967,715

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Securities Available for Sale (Continued)

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

During 2011, $5.2 million in single issue trust preferred securities and $1.2 million in corporate debentures owned by a non-bank subsidiary of First Commonwealth were sold in order to reinvest the proceeds in more liquid assets for that subsidiary. The amounts sold represent the subsidiaries entire portfolio of these investments and resulted in a net gain of $0.3 million. During the first half of 2011, $3.0 million in single issue trust preferred securities held by another subsidiary were called, resulting in a gain of $0.1 million. Additionally, during 2011 the Company continued its strategy to liquidate its obligations of states and political subdivisions in order to mitigate future credit risk and improve its tax position. Investments in obligations of states and political subdivisions totaled $0.5 million and $47.8 million as of December 31, 2011 and 2010, respectively. This decline is a result of $4.2 million in maturities and $42.5 million in sales which provided $0.3 million in recognized gains. As of December 31, 2011, all of the remaining investments in obligations of states and political subdivisions were classified as available for sale and none were in an unrealized loss position.

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk. The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$9,767	$9,797
Due after 1 but within 5 years	258,483	259,310
Due after 5 but within 10 years	0	0
Due after 10 years	66,574	34,391

	334,824	303,498
Mortgage-Backed Securities (a)	803,528	837,418

Total debt securities	$1,138,352	$1,140,916

(a)	Mortgage Backed Securities include an amortized cost of $32 million and a fair value of $36 million for Obligations of U.S. Government agencies issued by Ginnie Mae and Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac which had an amortized cost of $771 million and a fair value of $801 million.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Securities Available for Sale (Continued)

Proceeds from sale, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2011	2010	2009
	(dollars in thousands)
Proceeds from sale	$76,914	$143,503	$7,589

Gross gains (losses) realized:
Sales Transactions:
Gross gains	$2,368	$2,892	$15
Gross losses	(258)	(790)	0

	2,110	2,102	15
Maturities and impairment:
Gross gains	75	270	205
Gross losses	0	0	0
Other-than-temporary impairment	0	(9,193)	(36,185)

	75	(8,923)	(35,980)

Net gains (losses) and impairment	$2,185	$(6,821)	$(35,965)

Securities available for sale with an approximate fair value of $668.8 million and $659.5 million were pledged as of December 31, 2011 and 2010, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 9—Securities Held to Maturity

There were no held-to-maturity debt securities as of December 31, 2011 and 2010. On June 30, 2010, First Commonwealth reclassified its entire held-to-maturity portfolio to the available-for-sale portfolio. At the time of reclassification, the investments had an amortized cost of $22.4 million of which $22.3 million were obligations of states and political subdivisions and $0.1 million were mortgage backed securities. When the securities were transferred, two of the obligations of states and political subdivision securities were in an unrealized loss position totaling $45 thousand, the remaining bonds in that category were in an unrealized gain position of $0.8 million and all of the mortgage backed securities were in an unrealized gain position. In 2010, other-than-temporary impairment charges of $45 thousand were recognized on the two states and political subdivision securities that were in an unrealized loss position when transferred to available-for-sale.

During the years ended December 31, 2010 and 2009, gross gains of $50 thousand and $53 thousand, respectively, were recognized on investments called.

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Other Investments (Continued)

price is determined by FHLB membership rules and not by market participants. As of December 31, 2011 and 2010, our FHLB stock totaled $39.8 million and $48.9 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.

In December 2008, the FHLB voluntarily suspended dividend payments on its stock, as well as temporarily discontinued the repurchase of excess stock from members. In October 2010, the FHLB resumed the repurchase of excess stock from its members by repurchasing the lesser of 5% of the members’ total capital stock outstanding or its total excess capital stock. Since that time, a similar repurchase has occurred on a quarterly basis, resulting in $9.1 million and $2.6 million in repurchases during the years ended December 31, 2011 and 2010, respectively. Decisions regarding any future repurchases of excess capital stock will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-Q for the period ended September 30, 2011 filed with the SEC on November 8, 2011.

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2011. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 11—Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During 2011, there was no impairment recognized on investment securities; there was $0.4 million in non-credit related gains recorded in OCI on securities previously determined to be impaired. All of the securities for which other-than-temporary impairment was recorded were classified as available-for-sale securities.

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Consolidated Statements of Operations, the “Change in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Non-credit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)” line represents the gains and losses on the securities resulting from factors other than credit. The non-credit related gain or loss is disclosed in the Consolidated Statements of Operations and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total noninterest income for the related period.

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

The following table presents the gross unrealized losses and estimated fair value at December 31, 2011 by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$1,086	$(6)	$16	$0 (a)	$1,102	$(6)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	25	0 (a)	0	0	25	0
Mortgage-Backed Securities—Commercial	151	(1)	0	0	151	(1)
Other Government-Sponsored Enterprises	55,969	(132)	0	0	55,969	(132)
Obligations of States and Political Subdivisions	0	0	0	0	0	0
Corporate Securities	4,536	(562)	0	0	4,536	(562)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,927	(31,785)	22,927	(31,785)

Total Securities Available for Sale	$61,767	$(701)	$22,943	$(31,785)	$84,710	$(32,486)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

At December 31, 2011, 2% of the total unrealized losses were comprised of fixed income securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. Pooled trust preferred collateralized debt obligations accounted for 98% and corporate fixed income comprised less than one percent.

Corporate securities, which consisted of single issue trust preferred securities, had a total unrealized loss of $400 thousand as of December 31, 2011. Included in this category are single issue trust preferred securities and corporate debentures issued primarily by money center and large regional banks. As of December 31, 2011, our single issue trust preferred securities had an amortized cost of $11.8 million and an estimated fair value of $11.4 million. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of these issues were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2010 for available-for-sale and securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$105,304	$(2,986)	$0	$0	$105,304	$(2,986)
Mortgage-Backed Securities—Commercial	182	(1)	0	0	182	(1)
Other Government-Sponsored Enterprises	126,531	(869)	0	0	126,531	(869)
Obligations of States and Political Subdivisions	0	0	0	0	0	0
Corporate Securities	4,482	(73)	5,827	(271)	10,309	(344)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,286	(32,444)	26,286	(32,444)

Total Securities Available for Sale	$236,499	$(3,929)	$32,113	$(32,715)	$268,612	$(36,644)

As of December 31, 2011, the book value of our pooled trust preferred collateralized debt obligations totaled $54.8 million with an estimated fair value of $23.0 million, which includes securities comprised of 353 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches. Two of the pooled issues, representing $6.1 million of the $54.8 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2011, after taking into account management’s best estimates of future interest deferrals and defaults, eight of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 4% to 303% of the current performing collateral.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2011:

Deal	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL I	Senior	$2,290	$2,185	$(105)	A2/BBB	24	34.57%	205.93%
Pre TSL IV	Mezzanine	1,830	656	(1,174)	Ca/CCC	6	27.07	82.51
Pre TSL V	Mezzanine	50	53	3	Caa3/D	3	100.00	0.00
Pre TSL VI	Mezzanine	237	225	(12)	Ca/D	5	12.27	31.12
Pre TSL VII	Mezzanine	3,986	2,399	(1,587)	Ca/C	17	54.50	0.00
Pre TSL VIII	Mezzanine	1,679	962	(717)	C/C	35	39.85	0.00
Pre TSL IX	Mezzanine	2,231	789	(1,442)	Ca/C	48	25.30	4.45
Pre TSL X	Mezzanine	1,342	765	(577)	C/C	53	44.67	0.00
Pre TSL XII	Mezzanine	5,497	2,541	(2,956)	Ca/C	77	32.36	0.00
Pre TSL XIII	Mezzanine	11,992	3,917	(8,075)	Ca/C	63	35.82	0.00
Pre TSL XIV	Mezzanine	12,693	4,288	(8,405)	Ca/C	63	32.59	14.32
MMCap I	Senior	3,766	3,199	(567)	A3/BBB	21	41.79	303.07
MMCap I	Mezzanine	841	407	(434)	Ca/C	21	41.79	0.00
MM Comm IX	Mezzanine	6,328	594	(5,734)	Ca/D	31	46.50	0.00

Total		$54,762	$22,980	$(31,782)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. In 2011, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

As of December 31, 2011, none of the pooled trust preferred collateralized debt obligations were considered to be nonperforming securities, compared to $15.8 million which were considered nonperforming at December 31, 2010. These securities were returned to performing status in 2011 because of evidence supporting management’s estimate of future cash flows indicating that all remaining principal and interest will be received. Support for these estimates include: no other-than-temporary impairment charges have been recorded since the third quarter of 2010, improvement in the underlying collateral of these bonds evidenced by a reduced level of new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2011. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows—Cash flows are constructed in an INTEX cash flow model which includes each deal’s structural features. For collateral issued by financial institutions over $15 billion in asset size, we consider the alternative cost of funding and if that rate is less than the current rate being paid, we incorporate a prepayment in our estimate of future cash flows. The prepayment rates used are 20% in years 2 and 3 and a 2% prepayment rate thereafter. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis—A quarterly credit evaluation is performed for each of the 353 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default—A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of December 31, 2011, default probabilities for performing collateral ranged from 0.33% to 75%.

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

Our cash flow analysis as of December 31, 2011, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities since December 31, 2010. Based upon the analysis performed by management as of December 31, 2011, it is probable that eight of our pooled trust preferred securities are expected to experience principal and interest shortfalls. These securities are identified in the table on page 77 with 0% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities in the table, our analysis as of December 31, 2011 indicates it is probable that we will collect all contractual principal and interest payments.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the years ended December 31:

	2011	2010	2009
	(dollars in thousands)
Balance, beginning (a)	$44,850	$36,161	$2,516
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0	28,163
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	0	8,689	5,482
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(114)	0	0

Balance, ending	$44,736	$44,850	$36,161

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(b)	Represents the increase in cash flows recognized in interest income during the period.

On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. For the years ended December 31, 2011 and 2009, there was no impairment recognized on equity securities. In 2010, $0.4 million in other than-temporary impairment charges were recognized on equity securities related to three Pennsylvania based financial institutions. When evaluating equity investments for other-than-temporary impairment we review the severity and duration of decline in fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. There were no equity securities in an unrealized loss position as of December 31, 2011 and 2010.

Note 12—Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types as of December 31:

	2011	2010
	(dollars in thousands)
Commercial, financial, agricultural and other	$996,739	$913,814
Real estate construction	76,564	261,482
Residential real estate	1,137,059	1,127,273
Commercial real estate	1,267,432	1,354,074
Loans to individuals	565,849	561,440

Total loans net of unearned income	4,043,643	$4,218,083

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

During 2011, outstanding loans decreased $174.4 million or 4% compared to balances outstanding at December 31, 2010. Decreases were experienced in the real estate construction and commercial real estate categories and can be attributed to our focus of managing down our large credit exposures as well as weaker loan demand. In an effort to do this, $13.4 million in real estate commercial loans were transferred to loans held for sale accounting for a small portion of the decrease in loans.

Credit Quality Information

As part of the on-going monitoring of credit quality within the loan portfolio, the following credit worthiness categories are used in grading our loans:

Pass	No change since origination in credit rating of borrower. Acceptable levels of risk exist in the relationship.

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

The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commerical real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$904,057	$44,914	$1,126,143	$1,110,664	$565,842	$3,751,620
Non-Pass
OAEM	27,627	4,238	5,484	61,855	7	99,211
Substandard	60,114	21,701	5,432	94,913	0	182,160
Doubtful	4,941	5,711	0	0	0	10,652

Total Non-Pass	92,682	31,650	10,916	156,768	7	292,023

Total	$996,739	$76,564	$1,137,059	$1,267,432	$565,849	$4,043,643

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Credit Quality Information (Continued)

	2010
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commerical real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$778,260	$181,348	$1,115,825	$1,062,400	$561,360	$3,699,193
Non-Pass
OAEM	54,318	10,845	6,198	82,361	6	153,728
Substandard	81,236	60,712	5,250	209,313	74	356,585
Doubtful	0	8,577	0	0	0	8,577

Total Non-Pass	135,554	80,134	11,448	291,674	80	518,890

Total	$913,814	$261,482	$1,127,273	$1,354,074	$561,440	$4,218,083

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

The credit quality of all bank loan portfolios was negatively impacted in recent years by the economic recession. First Commonwealth’s loan portfolio incurred significant stress during the past three years in commercial real estate and real estate construction loans. Both in 2010 and 2009, many of the newly identified credit issues were out-of-market and generally of larger size in overvalued real estate markets, such as Nevada, Florida, and Arizona, and higher risk type projects, such as condominiums, resorts and water parks. Deterioration of collateral values related to these loans continued in 2011 as we worked to resolve many of these credits.

Credit quality measures improved with criticized loans or loans designated OAEM, substandard, impaired or doubtful decreasing $226.9 million, or 44%, from December 31, 2010 with a current outstanding balance of $292.0 million at December 31, 2011. These loans comprise 7% of the total portfolio in comparison to 12% in the prior year. Further indications of improvement in credit quality can be seen in the $7.9 million, or 18%, decrease in delinquency on accruing loans. As of December 31, 2011, nonaccrual loans decreased $37.7 million, or 32%, compared to December 31, 2010 as a result of charge-offs, paydowns, and payoffs, as well as transfers to held for sale. Total charge-offs for the year ended December 31, 2011 were $68.3 million, including charge-offs of $9.5 million recognized on loans transferred to held for sale. Total charge-offs for the year ended December 31, 2010 were $75.3 million.

Criticized loans have been evaluated with respect to the adequacy of the allowance for credit losses which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates. The credit administration department continually monitors and evaluates those evolving factors in order to adjust the allowance for credit losses.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Portfolio Risks (Continued)

Our local markets of western Pennsylvania, which comprise 91% of our loan portfolio, have not been as intensely affected by the most recent economic recession as some other regions of the country and are evidencing a quicker economic recovery. We believe adhering to tighter geographic markets and credit standards will improve ongoing credit quality in the portfolios.

Risk factors associated with commercial real estate and construction related loans are monitored closely since this is an area that represents the most significant portion of the loan portfolio and has experienced the most stress during the economic downturn and has evidenced little recovery strength.

Age Analysis of Past Due Loans by Segment

The following tables delineate the aging analysis of the recorded investments in past due loans as of December 31. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	2011
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,433	$824	$287	$33,459	$40,003	$956,736	$996,739
Real estate construction	0	180	0	14,911	15,091	61,473	76,564
Residential real estate	7,144	2,100	8,767	3,153	21,164	1,115,895	1,137,059
Commercial real estate	3,671	1,241	157	26,953	32,022	1,235,410	1,267,432
Loans to individuals	2,952	962	1,804	0	5,718	560,131	565,849

Total	$19,200	$5,307	$11,015	$78,476	$113,998	$3,929,645	$4,043,643

	2010
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,195	$513	$731	$25,586	$29,025	$884,789	$913,814
Real estate construction	363	2,279	0	44,670	47,312	214,170	261,482
Residential real estate	8,322	2,545	10,144	2,249	23,260	1,104,013	1,127,273
Commercial real estate	5,076	5,302	459	43,586	54,423	1,299,651	1,354,074
Loans to individuals	2,745	848	1,869	60	5,522	555,918	561,440

Total	$18,701	$11,487	$13,203	$116,151	$159,542	$4,058,541	$4,218,083

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

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

Impaired Loans

Management considers loans to be impaired when, based on current information and events, it is determined that the company will probably not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all loan segments. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole source or repayment for the loan is the operation or liquidation of collateral. When the loan is collateral dependent, the appraised value less cost to sell is utilized. If management determines the value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance.

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

Nonperforming loans decreased $5.3 million to $112.2 million at December 31, 2011 compared to $117.5 million at December 31, 2010. Included in the 2011 total of nonperforming loans is $13.4 million of loans held for sale. While these loans are considered to be nonperforming, they are not taken into consideration when determining the allowance for credit losses as they are carried at the lower of cost or fair value. Nonperforming loans at December 31, 2011 included an $11.3 million loan for a waste management company, which was classified as a troubled debt restructured loan. This loan was paid off in full in January 2012.

Unfunded commitments related to nonperforming loans were $6.7 million and $13.1 million at December 31, 2011 and 2010, respectively. An off balance sheet reserve of $0.2 million and $0.6 million was established for these commitments at December 31, 2011 and 2010.

Significant nonaccrual loans as of December 31, 2011 include the following;

•

$19.9 million, the remaining portion of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in the first quarter of 2004 and was placed in nonaccrual status in the fourth quarter of 2009. A settlement plan with the borrower and three other lenders was reached in the fourth quarter of 2010 and resulted in an $8.0 million principal payment and a $15.4 million partial charge-off.

•

$16.7 million commercial real estate loan for a real estate developer in eastern Pennsylvania. This loan was originated in the third quarter of 2007 and restructured in the fourth quarter of 2011 and resulted in a charge-off of $4.2 million. The most recent appraisal for the real estate collateral was completed in the third quarter of 2011.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

•	$10.3 million to an information technology company in Maryland. This loan was originated in the fourth quarter of 2007 and was placed in nonaccrual in the second quarter of 2011.

•

$5.7 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. This loan was originated in the second quarter of 2007. Charge-offs of $15.1 million have been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the fourth quarter of 2011.

•

$4.1 million commercial real estate loan for retail development in western Pennsylvania. This loan was originated in the third quarter of 2008 and transferred to held for sale in the fourth quarter of 2011 and a $2.7 million charge-off has been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the third quarter of 2011. When transferred to held for sale, the fair value of this loan was determined by a discounted cash flow analysis.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2011 and 2010. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2011, 2010 and 2009. Average balances are calculated based on month-end balances of the loans for the period reported.

	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,010	$3,418	$0	$3,887	$20
Real estate construction	10,814	20,161	0	23,254	10
Residential real estate	3,125	3,513	0	2,702	9
Commercial real estate	36,777	41,974	0	35,817	799
Loans to individuals	0	0	0	10	0

Subtotal	52,726	69,066	0	65,670	838
With an allowance recorded:
Commercial, financial, agricultural and other	34,056	34,341	9,069	30,456	152
Real estate construction	6,298	21,402	2,960	14,465	0
Residential real estate	955	955	93	615	7
Commercial real estate	4,717	4,863	1,114	28,716	396
Loans to individuals	0	0	0	0	0

Subtotal	46,026	61,561	13,236	74,252	555

Total	$98,752	$130,627	$13,236	$139,922	$1,393

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,963	$5,745	$0	$6,051	$0
Real estate construction	14,319	62,317	0	35,898	0
Residential real estate	1,961	2,534	0	3,165	0
Commercial real estate	22,970	23,830	0	24,198	12
Loans to individuals	60	125	0	58	0

Subtotal	42,273	94,551	0	69,370	12
With an allowance recorded:
Commercial, financial, agricultural and other	23,118	38,940	6,709	43,778	14
Real estate construction	30,351	34,954	11,855	16,641	0
Residential real estate	344	344	56	237	0
Commercial real estate	21,401	21,626	5,287	10,711	4
Loans to individuals	0	0	0	0	0

Subtotal	75,214	95,864	23,907	71,367	18

Total	$117,487	$190,415	$23,907	$140,737	$30

	2009
	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$13,248	$7
Real estate construction	26,016	0
Residential real estate	3,740	0
Commercial real estate	13,891	0
Loans to individuals	14	0

Subtotal	56,909	7
With an allowance recorded:
Commercial, financial, agricultural and other	5,502	0
Real estate construction	16,352	0
Residential real estate	339	0
Commercial real estate	4,741	6
Loans to individuals	0	0

Subtotal	26,934	6

Total	$83,843	$13

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

As a result of adopting the amendments in ASU 2011-02, all restructurings that occurred on or after January 1, 2011 were assessed for identification as troubled debt restructurings considering the new guidance. No additional troubled debt restructurings were identified for loans for which the allowance for credit losses would have previously been measured under a general allowance for credit losses methodology.

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2011	2010	2009
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$20,276	$1,336	$619
Nonaccrual status	44,841	31,410	0

Total	$65,117	$32,746	$619

Commitments
Letters of credit	$12,580	$11,321	$0
Unused lines of credit	42	1,095	0

Total	$12,622	$12,416	$0

The outstanding commitments as of December 31, 2011 and 2010 are primarily committed to one loan relationship that paid off in full in January 2012.

During 2011, a $2.7 million charge-off was recorded in relation to the transfer of one of the loans included in commercial real estate in the table below to held for sale. The remaining balance of this loan is $4.1 million. Three commercial real estate loans, totaling $10.2 million, were classified as troubled debt restructured loans during 2011 and subsequently paid off prior to year end. In addition, $5.6 million was charged-off in the restructuring of one relationship modified during the fourth quarter. The remaining balance of the loans included in this relationship is $18.5 million. The remainder of changes in loan balances for 2011 between the pre-modification balance and the post-modification balance is due to customer payments.

During 2010, $15.4 million in debt forgiveness was granted to a Pennsylvania real estate developer. The remaining changes between pre-modification balances and post-modification balances during 2010 are due to customer payments.

During 2009, all decreases in balances between the pre-modification and post-modification balance are due to customer payments.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2011
		Reason for Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	13	$100	$475	$2,218	$2,793	$2,749	$743
Real estate construction	6	2,554	86	0	2,640	2,852	0
Residential real estate	10	0	515	601	1,116	1,100	65
Commercial real estate	22	17,202	24,226	2,311	43,739	25,292	507

Total	51	$19,856	$25,302	$5,130	$50,288	$31,993	$1,315

	2010
		Reason for Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	7	$250	$105	$36,591	$36,946	$21,180	$4,972
Real estate construction	2	109	2,070	0	2,179	1,051	0
Residential real estate	2	0	13	57	70	67	0
Commercial real estate	4	0	10,685	241	10,926	9,870	3

Total	15	$359	$12,873	$36,889	$50,121	$32,168	$4,975

	2009
		Reason for Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial real estate	1	$0	$506	$0	$506	$503	$255

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2011, 2010 and 2009, $25.2 million, $0.1 million and $0.5 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. As of December 31, 2011, one commercial real estate loan, restructured during the first quarter of 2011 with a

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

current recorded balance of $4.1 million, was considered to be in default. As of December 31, 2011, this loan was transferred to held for sale. As of December 31, 2010 and 2009, there were no loans restructured within the preceding twelve months which were considered to be in default.

The following tables provide detail related to the allowance for credit losses for the years ended December 31:

	2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229
Charge-offs	(7,114)	(28,886)	(4,107)	(24,861)	(3,325)	0	(68,293)
Recoveries	473	955	132	349	573	0	2,482
Provision	3,141	16,685	6,758	26,560	2,781	(109)	55,816

Ending Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234

Ending balance: individually evaluated for impaired	$9,069	$2,960	$93	$1,114	$0	$0	$13,236
Ending balance: collectively evaluated for impaired	9,131	3,796	8,144	17,847	4,244	4,836	47,998
Loans:
Ending balance	996,739	76,564	1,137,059	1,267,432	565,849		4,043,643
Ending balance: individually evaluated for impaired	37,639	14,667	2,606	39,832	0		94,744
Ending balance: collectively evaluated for impaired	959,100	61,897	1,134,453	1,227,600	565,849		3,948,899

	2010
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$31,369	$18,224	$5,847	$17,526	$4,731	$3,942	$81,639
Charge-offs	(22,293)	(41,483)	(5,226)	(2,466)	(3,841)	0	(75,309)
Recoveries	2,409	0	252	163	523	0	3,347
Provision	10,215	41,261	4,581	1,690	2,802	1,003	61,552

Ending Balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229

Ending balance: individually evaluated for impaired	$6,709	$11,855	$56	$5,287	$0	$0	$23,907
Ending balance: collectively evaluated for impaired	14,991	6,147	5,398	11,626	4,215	4,945	47,322
Loans:
Ending balance	913,814	261,482	1,127,273	1,354,074	561,440		4,218,083
Ending balance: individually evaluated for impaired	25,694	44,485	832	42,863	0		113,874
Ending balance: collectively evaluated for impaired	888,120	216,997	1,126,441	1,311,211	561,440		4,104,209

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	2009
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$17,558	$12,961	$4,347	$9,424	$4,195	$4,274	$52,759
Charge-offs	(20,536)	(36,892)	(4,604)	(7,302)	(4,378)	0	(73,712)
Recoveries	448	0	81	914	580	0	2,023
Provision	33,899	42,155	6,023	14,490	4,334	(332)	100,569

Ending Balance	$31,369	$18,224	$5,847	$17,526	$4,731	$3,942	$81,639

Ending balance: individually evaluated for impaired	$19,635	$11,886	$124	$1,621	$0	$0	$33,266
Ending balance: collectively evaluated for impaired	11,734	6,338	5,723	15,905	4,731	3,942	48,373
Loans:
Ending balance	1,127,320	428,744	1,202,386	1,320,715	557,336		4,636,501
Ending balance: individually evaluated for impaired	51,256	68,242	928	23,748	0		144,174
Ending balance: collectively evaluated for impaired	1,076,064	360,502	1,201,458	1,296,967	557,336		4,492,327

Note 13—Variable Interest Entities

As defined by FASB ASC 810-10, “Consolidation,” a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under ASC 810-10, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is deemed to be the primary beneficiary, which generally means it is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns, or both.

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

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below as of December 31:

	2011	2010
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$667	$925

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2011 and 2010, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7 “Derivatives” for a description of interest rate swaps provided to customers.

The following table identifies the notional amount of those instruments at December 31:

	2011	2010
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,495,009	$1,471,692
Financial standby letters of credit	53,689	64,348
Performance standby letters of credit	76,371	79,140
Commercial letters of credit	1,297	20

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

The current notional amounts outstanding at December 31, 2011 include financial standby letters of credit of $3.2 million, performance standby letters of credit of $4.9 million and commercial letters of credit of $1.0 million issued during 2011. A liability of $0.1 million has been recorded as of December 31, 2011 and 2010, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $1.5 million and $1.4 million as of December 31, 2011 and 2010, respectively. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	2011	2010
	(dollars in thousands)
Land	Indefinite	$12,513	$11,894
Buildings and improvements	10-50 years	81,072	79,577
Leasehold improvements	5-40 years	14,536	15,740
Furniture and equipment	3-10 years	79,722	83,681
Software	3-10 years	33,479	29,770

Subtotal		221,322	220,662
Less accumulated depreciation and amortization		154,567	153,681

Total premises and equipment		$66,755	$66,981

Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2011, 2010 and 2009 amounted to $8.3 million, $8.6 million and $8.5 million, respectively.

First Commonwealth leases various premises and assorted equipment under non-cancelable agreements. Total future minimal rental commitments at December 31, 2011, were as follows:

	Premises	Equipment
	(dollars in thousands)
2012	$3,627	$207
2013	3,306	207
2014	3,148	18
2015	2,980	0
2016	2,798	0
Therafter	19,613	0

Total	$35,472	$432

Included in the lease commitments above is $486 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.

Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $4.4 million in 2011, $4.4 million in 2010 and $4.3 million in 2009.

Note 16—Goodwill and Other Amortizing Intangible Assets

FASB ASC Topic 350, “Intangibles—Other” requires that goodwill be reviewed annually, or more frequently, if circumstances indicate that it might be impaired, by comparing the fair value of the goodwill to its recorded value, or carrying value. If the carrying value of goodwill exceeds its fair value, an impairment charge must be recorded.

We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2011 and 2010 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2011, 2010 or 2009.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

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

Goodwill is tested for impairment using a two-step process that begins with an estimation of fair value as of December 31, 2011.

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

As of December 31, 2011, our Step 1 goodwill analysis indicated that our fair value was approximately 26% below book value. Therefore in accordance with ASC Topic 350-20-35-8, a Step 2 analysis was undertaken.

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

As a result of the Step 2 analysis, it was determined that the fair value of our goodwill exceeded its carrying value by approximately 40% and therefore no impairment charge was required.

As of December 31, 2011, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

FASB ASC Topic 350, “Intangibles—Other” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2011
Core deposits	$22,470	$(18,627)	$3,843
Other	725	(725)	0

Total other intangible assets	$23,195	$(19,352)	$3,843

December 31, 2010
Core deposits	$22,470	$(17,094)	$5,376
Other	725	(725)	0

Total other intangible assets	$23,195	$(17,819)	$5,376

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of eight years and a weighted average amortization period of approximately four years. First Commonwealth recognized amortization expense on other intangible assets of $1.5 million, $2.0 million, and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2008, other intangible assets consisted of covenants not to compete which were fully amortized in 2009.

The following presents the estimated amortization expense of core deposit intangibles:

Core Deposit Intangibles
(dollars in thousands)
2012	$1,467
2013	1,064
2014	615
2015	338
2016	177
Therafter	182

Total	$3,843

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

	2011	2010
	(dollars in thousands)
Interest-bearing demand deposits	$95,945	$95,260
Savings deposits	2,430,802	2,335,773
Time deposits	1,197,560	1,479,930

Total interest-bearing deposits	$3,724,307	$3,910,963

Interest-bearing deposits at December 31, 2011 and 2010, include allocations from interest-bearing demand deposit accounts of $541.7 million and $507.6 million, respectively, into savings which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2011 and 2010, were certificates of deposit in denominations of $100 thousand or more of $317.0 million and $386.8 million, respectively.

Interest expense related to certificates of deposit $100 thousand or greater amounted to $7.4 million in 2011, $9.4 million in 2010 and $14.8 million in 2009.

Included in time deposits at December 31, 2011, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2012	$662,473
2013	139,453
2014	181,545
2015	120,947
2016 and thereafter	93,142

Total	$1,197,560

Note 18—Short-term Borrowings

Short-term borrowings at December 31 were as follows:

	2011			2010			2009
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$75,300	$15,642	0.26%	$12,800	$40,322	0.26%	$630,000	$584,691	0.29%
Borrowings from FHLB	84,000	7,537	0.21	0	277,329	0.39	125,000	274,699	0.48
Securities sold under agreements to repurchase	153,477	155,551	0.43	170,563	165,945	0.47	199,526	168,527	0.72
Treasury, tax and loan note option	0	4,134	0.00	4,498	4,482	0.00	4,406	3,747	0.00

Total	$312,777	$182,864	0.40	$187,861	$488,078	0.40	$958,932	$1,031,664	0.41

Maximum total at any month-end	$312,777			$1,000,753			$1,155,933

Weighted average rate at year-end			0.28%			0.43%			0.30%

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Short-term Borrowings (Continued)

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2011	2010	2009
	(dollars in thousands)
Federal funds purchased	$41	$105	$1,678
Borrowings from FHLB	16	1,069	1,328
Securities sold under agreements to repurchase	671	774	1,210

Total interest on short-term borrowings	$728	$1,948	$4,216

Note 19—Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

		2011		2010
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Capital Trust I	2029	$33,583	9.50%	$33,583	9.50%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85	30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85

Total		$105,750		$105,750

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

Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a floating rate of LIBOR plus 2.85% which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date at a redemption price equal to 100% of the principal amount of the debentures. Deferred issuance costs of $630 thousand are being amortized on a straight-line basis over the term of the securities.

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

Interest on debentures issued to First Commonwealth Capital Trust I is paid semiannually at a fixed rate of 9.50%. Subject to regulatory approvals, First Commonwealth may redeem the debentures, in whole or in part, at a redemption price equal to 103.8% of the principal amount of the debentures declining ratably on each September 1 to 100% on September 1, 2019, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $996 thousand are being amortized on a straight-line basis over the term of the securities.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Other Long-term Debt

Other long-term debt at December 31 follows:

	2011			2010
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
	(dollars in thousands)
ESOP loan due:
2011				$2,000	LIBOR + 1.00%	LIBOR + 1.00%
2012	$1,600	LIBOR + 1.00%	LIBOR + 1.00%	1,600	LIBOR + 1.00	LIBOR + 1.00
Borrowings from FHLB due:
2011				24,685	5.22	5.19
2012	25,585	1.54	1.53	25,593	2.43	2.42
2013	30,085	2.32	2.32	30,086	3.03	3.02
2014	7,891	5.37	5.35	7,892	5.37	5.35
2015	29,970	1.37	1.37	371	4.66	4.66
2016	388	4.64	4.64
Thereafter	6,145	4.66	4.66	6,521	4.66	4.66

Total	$101,664			$98,748

The weighted average contractual rate reflects the rate due to creditors. The weighted average effective rate of long-term debt in the schedule above includes the effect of purchase accounting valuation adjustments that were recorded in connection with prior business combinations.

An FHLB advance in the amount of $7.5 million is convertible on a quarterly basis at the FHLB’s option into floating rate debt indexed to 3 month LIBOR.

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

Scheduled loan payments for other long-term debt are summarized below:

	2012	2013	2014	2015	2016	Thereafter	Total
	(dollars in thousands)
Long-term debt payments	$27,072	$29,968	$7,854	$29,970	$388	$6,145	$101,397
Purchase valuation amortization	113	117	37	0	0	0	267

Total	$27,185	$30,085	$7,891	$29,970	$388	$6,145	$101,664

The amounts on the purchase valuation amortization row in the table above include fair market adjustments from prior business combinations.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

•

Level 2—Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain corporate securities, certain equity securities, FHLB stock, interest rate derivatives that include interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

Level 2 investment securities are valued by a recognized third party pricing service using observable inputs. The model used by the pricing service varies by asset class and incorporates available market, trade and bid information as well as cash flow information when applicable. Because many fixed-income investment securities do not trade on a daily basis, the model uses available information such as benchmark yield curves, benchmarking of like investment securities, sector groupings and matrix pricing. The model will also use processes such as an option adjusted spread to assess the impact of interest rates and to develop prepayment estimates. Market inputs normally used in the pricing model include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

Management validates the market values provided by the third party service by having another recognized pricing service price a random sample of securities each quarter, monthly monitoring of variances from prior period pricing and on a monthly basis evaluating pricing changes compared to expectations based on changes in the financial markets.

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

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

We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2011, we recognized $4.4 million in credit losses related to two interest rate swaps which were terminated due to deterioration in the credit quality of the counterparty.

The estimated fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less costs to sell or an executed sales agreement.

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select Obligations of States and Political Subdivisions, corporate securities, pooled trust preferred collateralized debt obligations, non-marketable equity investments, certain impaired loans and loans held for sale.

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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities for approximately twenty-four months; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. The fair values of the pooled trust preferred collateralized debt obligations are determined by a specialized third party valuation service. Detail on the process for determining appropriate cash flows for this analysis is provided in Note 11 “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

Management validates the fair value of the pooled trust preferred collateralized debt obligations by monitoring the performance of the underlying collateral, discussing the discount rate, cash flow assumptions and general market trends with the specialized third party and by confirming changes in the underlying collateral to the trustee and underwriter reports. Management’s monitoring of the underlying collateral includes deferrals of interest payments, payment defaults, cures of previously deferred interest payments, any regulatory filings or actions and general news related to the underlying collateral. Management also evaluates fair value changes compared to expectations based on changes in the interest rates used in determining the discount rate and general financial markets.

The estimated fair value of the non-marketable equity investments included in level 3 is based on par value.

Loans held for sale are carried at the lower of cost or fair value with the fair value being the expected sales price of the loan. The estimated fair value of the loans currently held for sale was determined by calculating the discounted expected future cash flows of the loan. The discount rate applied to the future cash flows was determined based on a risk based expected return and capital structure of potential buyers.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$36,194	$0	$36,194
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	0	801,031	0	801,031
Mortgage-Backed Securities—Commercial	0	193	0	193
Other Government-Sponsored Enterprises	0	268,648	0	268,648
Obligations of States and Political Subdivisions	0	459	0	459
Corporate Securities	0	11,411	0	11,411
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,980	22,980

Total Debt Securities	0	1,117,936	22,980	1,140,916
Equities	440	0	1,420	1,860

Total Securities Available for Sale	440	1,117,936	24,400	1,142,776
Other Investments	0	39,796	0	39,796
Loans Held for Sale	0	0	13,412	13,412
Other Assets (a)	0	16,064	0	16,064

Total Assets	$440	$1,173,796	$37,812	$1,212,048

Other Liabilities (a)	$0	$18,986	$0	$18,986

Total Liabilities	$0	$18,986	$0	$18,986

(a)	Non-hedging interest rate derivatives

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

	2010
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$40,593	$0	$40,593
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	0	641,981	0	641,981
Mortgage-Backed Securities—Commercial	0	233	0	233
Other Government-Sponsored Enterprises	0	183,887	0	183,887
Obligations of States and Political Subdivisions	0	47,476	343	47,819
Corporate Securities	0	0	21,376	21,376
Pooled Trust Preferred Collateralized Debt Obligations	0	0	26,352	26,352

Total Debt Securities	0	914,170	48,071	962,241
Equities	1,462	2,442	1,570	5,474

Total Securities Available for Sale	1,462	916,612	49,641	967,715
Other Investments	0	48,859	0	48,859
Other Assets (a)	0	15,939	0	15,939

Total Assets	$1,462	$981,410	$49,641	$1,032,513

Other Liabilities (a)	$0	$16,663	$0	$16,663

Total Liabilities	$0	$16,663	$0	$16,663

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at for the year ended December 31, 2011:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$343	$21,376	$26,352	$1,570	$0	$0	$49,641
Total gains or losses
Included in earnings	4	387	0	(150)	0	(4,449)	(4,208)
Included in other comprehensive income	(20)	(98)	1,284	0	0	0	1,166
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	(327)	(6,700)	0	0	0	0	(7,027)
Settlements	0	(3,000)	(4,656)	0	0	(71)	(7,727)
Transfers from Level 3	0	(11,965)	0	0	0	0	(11,965)
Transfers into Level 3	0	0	0	0	13,412	4,520	17,932

Balance, end of year	$0	$0	$22,980	$1,420	$13,412	$0	$37,812

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2011.

During 2011, securities totaling $12.0 million transferred from Level 3 to Level 2. There were no transfers between Level 1 and Level 2 securities. The primary reason for the transfer out of Level 3 in 2011 was due to an increase in activity in the market that resulted in observable market activity or comparable trades that could be used to establish a benchmark for valuation for this group of securities.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2010:

	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$3,600	$18,830	$29,730	$1,570	$0	$53,730
Total gains or losses
Included in earnings	0	0	(8,688)	0	0	(8,688)
Included in other comprehensive income	(2,316)	2,546	6,833	0	0	7,063
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Sales	(941)	0	0	0	0	(941)
Settlements	0	0	(1,523)	0	0	(1,523)
Transfers from Level 3	0	0	0	0	0	0
Transfers into Level 3	0	0	0	0	0	0

Balance, end of year	$343	$21,376	$26,352	$1,570	$0	$49,641

During 2010, there were no transfers between Level 1, Level 2 and Level 3 securities.

Losses of $6.8 million included in earnings for the year ended December 31, 2010 are attributable to the change in realized losses relating to assets held at December 31, 2010 and are reported in the lines “Net impairment losses” and “Net securities gains (losses)” in the Consolidated Statement of Operations.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31, and total gains and losses realized on these assets during the year ended December 31:

	2011
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$0	$73,783	$26,349	$100,132	$(24,636)
Other real estate owned	0	31,232	438	31,670	(8,643)

Total Assets	$0	$105,015	$26,787	$131,802	$(33,279)

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

	2010
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$0	$78,967	$26,715	$105,682	$(50,953)
Other real estate owned	0	24,871	10	24,881	(2,309)

Total Assets	$0	$103,838	$26,725	$130,563	$(53,262)

Impaired loans over $100 thousand are individually reviewed to determine the amount of each loan considered to be at risk of noncollection. The impaired loans are collateral based and the fair value is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all impaired loans with balances of $250 thousand and over.

Fair value for other real estate owned is determined by an independent market based appraisal less costs to sell and is classified as level 2. Other real estate owned has a current carrying value of $30.0 million as of December 31, 2011 and consisted primarily of a Pennsylvania based manufacturing plant with related real estate, an office building in western Pennsylvania and a multi-family construction project in eastern Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. A goodwill impairment test for First Commonwealth was completed as of December 31, 2011. Based on this analysis, the fair value of First Commonwealth exceeded its book value. Additional information related to this measurement is provided in Note 16 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2011.

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

Loans held for sale: The fair value of loans held for sale are estimated utilizing a present value of future discounted cash flows of the loan utilizing a risk based expected return to discount the value.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” At December 31, 2011, the Company completed a Step 2 goodwill impairment analysis which incorporated an exit price for loans under FASB ASC Topic 820 of $3.8 billion.

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. Management has determined that due to the uncertainties of cash flows and difficulty in predicting the timing of cash flows for loan commitments, fair values were not estimated for either period. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million at December 31, 2011 and 2010. See Note 14 “Commitments and Letters of Credit,” for additional information.

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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$74,967	$74,967	$69,854	$69,854
Interest-bearing deposits	3,511	3,511	4	4
Securities available for sale	1,142,776	1,142,776	967,715	967,715
Other investments	39,796	39,796	48,859	48,859
Loans held for sale	13,412	13,412	0	0
Loans	4,043,643	4,113,525	4,218,083	4,213,293
Financial liabilities
Deposits	4,504,684	4,452,235	4,617,852	4,560,070
Short-term borrowings	312,777	312,777	187,861	182,931
Long-term debt	101,664	103,749	98,748	102,038
Subordinated debt	105,750	75,310	105,750	86,870

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Income Taxes

The income tax (benefit) provision for the years ended December 31 is as follows:

	2011	2010	2009
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$651	$3,794	$3,123
State	161	59	164

Total current tax provision	812	3,853	3,287
Deferred tax benefit	(1,192)	(3,614)	(29,108)

Total tax (benefit) provision	$(380)	$239	$(25,821)

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2011		2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$5,213	35%	$8,126	35%	$(16,060)	35%
Decrease resulting from:
Income from bank owned life insurance	(1,959)	(13)	(1,866)	(8)	(1,555)	3
Tax-exempt income, net	(3,453)	(23)	(5,688)	(25)	(7,537)	16
Tax credits	(270)	(2)	(304)	(1)	(447)	1
Other	89	0	(29)	0	(222)	1

Total tax (benefit) provision	$(380)	(3)%	$239	1%	$(25,821)	56%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the 35% statutory rate, coupled with the relatively low level of annual pretax income produced a low tax benefit for the year ended December 31, 2011 and a low tax provision for the year ended December 31, 2010.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Income Taxes (Continued)

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2011	2010
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$21,432	$24,930
Postretirement benefits other than pensions	841	933
Alternative minimum tax credit carryforward	15,247	14,764
Net operating loss carryforward	1,626	0
Writedown of other real estate owned	2,876	780
Other tax credit carryforward	1,383	1,034
Deferred compensation	2,215	2,115
Swap credit risk	1,037	254
Loan origination fees and costs	0	110
Accrued interest on nonaccrual loans	3,161	2,543
Low income housing partnership investments	44	204
Other-than-temporary impairment of securities	15,764	16,570
Unrealized loss on securities available for sale	0	1,589
Capitalization of OREO expenses	826	446
Depreciation of assets	0	683
Unfunded loan commitment allowance	536	507
Other	2,778	2,309

Total deferred tax assets	69,766	69,771
Deferred tax liabilities:
Basis difference in assets acquired	(1,213)	(1,429)
Loan origination fees and costs	(392)	0
Unfunded postretirement obligation	(179)	(269)
Accumulated accretion of bond discount	(18)	(49)
Income from unconsolidated subsidiary	(551)	(542)
Unrealized gain on securities available for sale	(898)	0
Depreciation of assets	(242)	0
Other	(1)	(1)

Total deferred tax liabilities	(3,494)	(2,290)

Net deferred tax asset	$66,272	$67,481

The net deferred tax asset of $66.3 million as of December 31, 2011 includes a $15.2 million alternative minimum tax credit carryforward with an indefinite life and a $1.4 million tax credit carryforward, of which $0.2 million expires in 2028, $0.5 million expires in 2029, $0.3 million expires in 2030 and $0.4 million expires in 2031. There is also a $15.8 million deferred tax asset for other-than-temporary impairment of securities, of which $0.2 million are potential capital losses that can only be utilized if capital gains are realized.

Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. In evaluating deferred tax assets, future taxable income of $177.0, forecasted over the next three years was considered.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Income Taxes (Continued)

The amount of future taxable income used in management’s valuation is based upon management approved forecasts, evaluation of historical earnings levels, proven ability to raise capital to support growth or during times of economic stress and consideration of prudent and feasible potential tax strategies. If future events differ from our current forecasts, a valuation allowance may be required, which could have a material impact on our financial condition and results of operations. Based on our evaluation, including the consideration of the weighting of positive and negative evidence, as of December 31, 2011, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income.

First Commonwealth adopted new authoritative accounting guidance issued under FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007, and had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2011. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months and will record interest and penalties as a component of noninterest expense.

First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. Federal and state income tax years 2008 through 2010 are open for examination as of December 31, 2011.

Note 23—Retirement Plans

First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Under the terms of the plan, each participant receives an employer contribution in an amount equal to 3% of their compensation. In addition, each participating employee may contribute up to 80% of their compensation to the plan of which up to 4% is matched 50% by the employer’s contribution. The 401(k) plan expense was $2.5 million in 2011, $2.6 million in 2010, and $3.6 million in 2009.

First Commonwealth maintains a Supplemental Executive Retirement Plan (“SERP”) to provide deferred compensation for those employees whose total annual or annualized Plan compensation for a calendar year exceeded the maximum limit of compensation that can be recognized for tax-qualified retirement plans. The purpose of this Plan is to restore some of the benefits lost by eligible employees compared to other employees due to limits and restrictions incorporated into First Commonwealth’s 401(k) Plan and ESOP.

Participants in the SERP are eligible to defer (on a pre-tax basis) from 1% to 25% of their Plan compensation (compensation in excess of the tax-qualified plan limit). In 2009, First Commonwealth made a matching contribution to the Plan for each payroll up to the first 4% of their Plan compensation and also made a contribution to the Plan for each payroll equal to 3% of their Plan compensation. In addition, First Commonwealth made a contribution to the Plan at the end of the Plan Year on Plan compensation equal to that percentage of compensation that will be contributed to the ESOP. In April 2009 First Commonwealth suspended all employer contributions.

The SERP will continue to supplement First Commonwealth’s 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. The SERP plan expense was $86 thousand in 2011, $96 thousand in 2010 and $130 thousand in 2009.

Employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 23—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions

Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2011	2010	2009
	(dollars in thousands)
Service cost	$0	$0	$0
Interest cost on projected benefit obligation	86	128	141
Amortization of transition obligation	2	2	2
Gain amortization	(50)	(10)	(28)

Net periodic benefit cost	$38	$120	$115

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2011	2010
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,897	$2,562
Service cost	0	0
Interest cost	86	128
Amendments	0	0
Actuarial loss (gain)	210	(450)
Net benefits paid	(301)	(343)

Benefit obligation at end of year	1,892	1,897
Change in Plan Assets
Fair value of plan assets at beginning of year	0	0
Actual return on plan assets	0	0
Employer contributions	301	343
Net benefits paid	(301)	(343)

Fair value of plan assets at end of year	0	0
Funded Status at End of Year	1,892	1,897
Unrecognized transition obligation	(2)	(3)
Unrecognized net loss	513	772

Amounts recognized in retained earnings	$2,403	$2,666

As of December 31, the funded status of the plan is:

	2011	2010
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$1,892	$1,897

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 23—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2011	2010	2009
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(333)	$(502)	$(216)
Transition obligation	1	2	3

Total	$(332)	$(500)	$(213)

Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2011	2010	2009
Weighted-average Assumptions
Discount rate	4.22%	4.71%	5.21%
Health care cost trend: Initial	8.00%	9.00%	10.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2016	2016	2016

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2011	2010	2009
Weighted Average Assumptions for Net Periodic Cost
Discount rate	4.71%	4.71%	5.21%
Health care cost trend: Initial	9.00%	10.00%	10.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2016	2016	2016
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	12.7	12.7	13.0

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

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on total of service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	58	(54)

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 23—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

As of December 31, 2011, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2012	$247
2013	236
2014	230
2015	223
2016	215
2017 - 2021	802

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2012 are as follows (dollars in thousands):

Net gain	$(32)
Transition obligation	2

Total	$(30)

Note 24—Unearned ESOP Shares

All employees with at least one year of service are eligible to participate in the ESOP. Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represent leveraged and unallocated shares, and accordingly have been recorded as long-term debt with the offset as a reduction of common shareholders’ equity. Compensation costs related to the plan were $717 thousand, $783 thousand and $972 thousand in 2011, 2010 and 2009, respectively.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 24—Unearned ESOP Shares (Continued)

First Commonwealth’s ESOP borrowed funds that are guaranteed by First Commonwealth, and had a balance of $1.6 million at December 31, 2011 and $3.6 million at December 31, 2010. The loan is scheduled to be repaid in 2012 and payments will be made from contributions to the ESOP by First Commonwealth and from dividends on unallocated ESOP shares. The loan has been recorded as long-term debt in the Consolidated Statements of Financial Condition, with a like amount of unearned ESOP shares recorded as a reduction of shareholders’ equity. The unearned ESOP shares included as a component of shareholders’ equity represent First Commonwealth’s prepayment of future compensation expense. The shares acquired by the ESOP are held in a suspense account and will be released to the ESOP for allocation to the plan participants as the debt is reduced.

The following is an analysis of ESOP shares held in suspense and the fair value of those shares as of December 31:

	2011	2010	2009
	(dollars in thousands)
Shares in suspense, beginning of the year	237,106	375,925	512,117
Shares allocated	(132,445)	(138,819)	(136,192)
Shares acquired	0	0	0

Shares in suspense, end of the year	104,661	237,106	375,925

Fair market value of shares in suspense	$550	$1,679	$1,748

Interest paid on the ESOP loan and dividends received on unallocated shares for the year ended December 31 were:

	2011	2010	2009
	(dollars in thousands)
Interest paid on ESOP loan	$38	$66	$95
Dividends on unallocated shares	32	22	154

Dividends on unallocated shares were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 25—Incentive Compensation Plan

On January 20, 2009, the Board of Directors of the Company adopted with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which, 4,810,369 shares are still eligible for awards.

Restricted Stock

The following provides detail on the restricted stock awards which were issued in 2011 and 2010 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on grant date.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 25—Incentive Compensation Plan (Continued)

Restricted Stock (Continued)

On November 21, 2011, we issued 10,000 shares of our common stock to an executive of the Company as an inducement for her employment which was issued under the Incentive Compensation Plan adopted by the Company. The shares were issued pursuant to a Restricted Stock Agreement dated November 21, 2011. The restricted stock was determined to have a fair value of $4.41 per share and was based on the closing price of our common stock on the grant date. The restricted stock fully vests at the end of a three year period on November 21, 2014.

On April 1, 2011, we issued 25,000 shares of our common stock to an executive of the Bank as an inducement to his employment which was issued under the Incentive Compensation Plan adopted by the Company. The shares were issued pursuant to a Restricted Stock Agreement dated April 1, 2011. The restricted stock was determined to have a fair value of $6.82 per share and was based on the closing price of our common stock on the grant date. The restricted stock fully vests at the end of a five year period on April 1, 2016.

On January 22, 2010, we issued 30,120 shares of our common stock to an executive of the Company as an inducement for his employment which was issued under the Incentive Compensation Plan adopted by the Company. The shares were issued pursuant to a Restricted Stock Agreement dated January 22, 2010. The restricted stock was determined to have a fair value of $5.70 per share and was based on the closing price of our common stock on the grant date. The restricted stock vests equally over a two year period ending January 22, 2012.

On April 1, 2008, we issued 12,654 shares of our common stock to an executive of the Bank as an inducement for his continued employment and not under any stock incentive plan adopted by the Company. The shares were issued pursuant to a Restricted Stock Agreement dated April 1, 2008. The restricted stock was determined to have a fair value of $12.35 per share and was based on the closing price of our common stock on the grant date. The restricted stock vests equally over a three year period ending April 1, 2011.

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

Compensation expense related to restricted stock was $249 thousand, $244 thousand and $180 thousand in 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $684.9 thousand of unrecognized compensation cost related to unvested restricted stock awards granted.

On December 30, 2011, First Commonwealth entered into an agreement with an executive of the Company to issue 100,000 shares of our common stock as inducement for his continued employment on January 1, 2012. The restricted stock is determined to have a fair value of $5.26 per share and was based on the closing price of our stock on the grant date. The restricted stock will vest equally over a four year period with final vesting occurring on January 1, 2016. This grant will require compensation expense of $526 thousand to be recorded over the four-year vesting period.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 25—Incentive Compensation Plan (Continued)

Restricted Stock (Continued)

A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	34,338	$6.52	20,103	$11.53	35,988	$11.44
Granted	35,000	6.13	30,120	5.70	0	0.00
Vested	(19,278)	7.16	(15,885)	11.32	(15,885)	11.32
Forfeited	0	0.00	0	0.00	0	0.00

Outstanding, end of the year	50,060	6.00	34,338	6.52	20,103	11.53

On January 17, 2011, the Board of Directors approved the 2011—2013 Long-Term Incentive Plan (the “Plan”). The Plan stipulates restricted stock awards based on future performance of the Company over a three-year performance period. If performance thresholds are met, participants will receive 40% of the target award; if performance targets are met, participants will receive 100% of the target award; if performance targets are exceeded at a superior level, participants will receive 200% of the target award. If the performance thresholds are not achieved, participants will not receive an award. If awards are received, the restricted shares will vest over a one-year period after the performance period, with final vesting occurring on January 17, 2014. The following table summarizes the unvested target award for the Plan as of December 31:

	2011
	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	0	$0.00
Granted	126,000	7.03
Vested	0	0.00
Forfeited	(32,667)	7.03

Outstanding, end of the year	93,333	7.03

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 25—Incentive Compensation Plan (Continued)

Stock Option Plan (Continued)

A summary of the status of First Commonwealth’s outstanding stock options as of December 31 and changes for the years ended on those dates is presented below:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	640,866	$10.05	728,552	$10.18	758,480	$10.26
Granted	0	0.00	0	0.00	0	0.00
Exercised	(13,760)	5.29	0	0.00	(4,476)	11.56
Forfeited	(130,243)	10.61	(87,686)	11.19	(25,452)	12.34

Balance, end of the year	496,863	10.03	640,866	10.05	728,552	10.18

Exercisable at the end of the year	496,863	10.03	640,866	10.05	728,552	10.18

The intrinsic value of stock options exercised during the years ended December 31, 2011 and 2009 was $1.17 per share and $3.30 per share, respectively. There were no options exercised during the year ended December 31, 2010.

The following table summarizes information about the stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.14 - $8.99	164,945	0.6	$6.68	164,945	$6.68
$9.00 - $9.99	50,087	1.4	9.27	50,087	9.27
$10.00 - $10.99	4,954	1.9	10.46	4,954	10.46
$11.00 - $11.99	112,414	0.1	11.70	112,414	11.70
$12.00 - $15.00	164,463	1.3	12.46	164,463	12.46

Total	496,863	0.79	10.03	496,863	10.03

Note 26—Contingent Liabilities

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

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 26—Contingent Liabilities (Continued)

certification as to breach of contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. On December 20, 2011, the Plaintiffs filed a Motion for Partial Summary Judgment, and on February 27, 2012, First Commonwealth Bank filed a Motion for Summary Judgment and a Brief in Opposition to the Plaintiffs’ Motion for Partial Summary Judgment. Oral argument on these Motions is currently scheduled for April 2012. The amount of liability, if any, will depend upon information which is not presently known to the Bank, including the Court’s interpretation of the IRA contract and each class member’s life expectancy and pace of distributions from the IRA account. Accordingly, the Company is unable to estimate the amount or range of a reasonably possible loss.

Note 27—Related Party Transactions

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

The following is an analysis of loans to related parties (dollars in thousands):

Balance December 31, 2010	$1,069
Advances	5,074
Repayments	(5,134)
Other	(458)

Balance December 31, 2011	$551

The “Other” line primarily reflects decreases due to changes in the individuals designated as a “related party” during the year.

Note 28—Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all financial institutions by banking regulators. The dividend restrictions have not had, and are not expected to have, a significant impact on First Commonwealth’s ability to meet its cash obligations. Cash dividends declared per common share were $0.12 for 2011 and $0.06 for 2010.

First Commonwealth is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Commonwealth’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Commonwealth and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of First Commonwealth’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. First Commonwealth’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2011, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 28—Regulatory Restrictions and Capital Adequacy (Continued)

As of December 31, 2011, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the bank must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory Guidelines
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2011

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$720,307	14.7%	$391,709	8.0%	N/A	N/A
First Commonwealth Bank	689,333	14.1	390,172	8.0	$487,715	10.0%

Teir I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$659,083	13.5%	$195,855	4.0%	N/A	N/A
First Commonwealth Bank	628,346	12.9	195,086	4.0	$292,629	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$659,083	11.9%	$221,444	4.0%	N/A	N/A
First Commonwealth Bank	628,346	11.4	219,627	4.0	$274,534	5.0%

As of December 31, 2010

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$720,697	14.2%	$405,272	8.0%	N/A	N/A
First Commonwealth Bank	677,847	13.5	401,051	8.0	$501,314	10.0%

Teir I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$657,106	13.0%	$202,636	4.0%	N/A	N/A
First Commonwealth Bank	614,914	12.3	200,526	4.0	$300,789	6.0%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$657,106	11.5%	$228,104	4.0%	N/A	N/A
First Commonwealth Bank	614,914	10.9	226,363	4.0	$282,953	5.0%

Note 29—Capital

In the third quarter of 2010, the Company completed a public offering of 18,543,750 shares of its common stock at an offering price of $4.65 per share, raising additional capital of $86.2 million. In connection with the stock offering approximately $4.8 million worth of costs were capitalized resulting in net proceeds of $81.4 million.

The Company amended its Dividend Reinvestment Plan (“DRIP”) during the second quarter of 2009 to provide the flexibility to raise capital by selling up to 5,000,000 shares of common stock through the DRIP. These shares may be sold pursuant to routine reinvested dividends, as well as optional cash purchases. During 2011, there were no shares issued under this program. During 2010, 1,116,810 shares were issued under this program, 745,912 of which were related to the reissuance of Treasury Shares, raising $6.7 million in capital. During 2009, 97,905 shares were issued under this program, all of which were related to the reissuance of Treasury Shares, raising $0.4 million in capital.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2011	2010
	(dollars in thousands)
Assets
Cash	$6,376	$20,871
Loans to affiliated parties	34	39
Investment in subsidiaries	751,702	730,066
Investment in unconsolidated subsidiary trusts	3,291	3,291
Investment in jointly-owned company	8,007	7,883
Premises and equipment, net	14,196	12,225
Recievable from subsidiaries	2,545	2,856
Other assets	85,833	91,924

Total assets	$871,984	$869,155

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$6,091	$10,028
Loans payable	1,600	3,600
Subordinated debentures payable	105,750	105,750
Shareholders’ equity	758,543	749,777

Total liabilities and shareholders’ equity	$871,984	$869,155

Statements of Operations	2011	2010	2009
	(dollars in thousands)
Interest and dividends	$1	$1	$2
Dividends from subsidiaries	10,321	3,190	31,048
Interest expense	(5,605)	(5,658)	(6,265)
Other income	30,595	28,789	29,125
Operating expense	(44,057)	(42,786)	(42,916)

Income (loss) before taxes and equity in undistributed earnings of subsidiaries	(8,745)	(16,464)	10,994
Applicable income tax benefits	6,618	6,790	7,226

Income (loss) before equity in undistributed earnings of subsidiaries	(2,127)	(9,674)	18,220
Equity in undistributed earnings of subsidiaries	17,401	32,652	(38,284)

Net income (loss)	$15,274	$22,978	$(20,064)

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flow	2011	2010	2009
	(dollars in thousands)
Operating Activities
Net income (loss)	$15,274	$22,978	$(20,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,730	3,658	3,330
Net (gain) loss on sales of assets	(1,069)	(3)	8
Decrease (increase) in prepaid income taxes	0	23	(23)
Undistributed equity in subsidiaries	(17,401)	(32,652)	38,285
Other net	1,649	9,029	(3,819)

Net cash provided by operating activities	2,183	3,033	17,717
Investing Activities
Net change in loans to affiliated parties	5	7	8
Purchases of premises and equipment	(5,736)	(3,026)	(3,282)
Proceeds from sale of other assets	1,461	15	(6)
Additional investment in subsidiary	0	(70,000)	0

Net cash used by investing activities	(4,270)	(73,004)	(3,280)
Financing Activities
Proceeds from issuance of common stock	144	83,913	0
Discount on dividend reinvestment plan purchases	(63)	(33)	(369)
Dividends paid	(12,558)	(5,306)	(29,677)
Proceeds from reissuance of treasury stock	72	4,248	484
Purchase of treasury stock	(9)	(9)	(18)
Stock option tax benefit	6	0	149

Net cash (used in) provided by financing activities	(12,408)	82,813	(29,431)

Net (decrease) increase in cash	(14,495)	12,842	(14,994)
Cash at beginning of year	20,871	8,029	23,023

Cash at end of year	$6,376	$20,871	$8,029

Cash dividends declared per common share were $0.12 for 2011, $0.06 for 2010 and $0.18 for 2009.

During 2004, the ESOP obtained a $14.0 million line of credit from an unrelated financial institution. The line of credit was used to purchase stock in 2005 for the ESOP and is guaranteed by First Commonwealth. During 2005, $8.5 million was borrowed on the line. There were no borrowings on the line during 2011, 2010 and 2009. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders’ equity. Current balance of the ESOP loan is $1.6 million. See Note 24 “Unearned ESOP Shares.” We are currently not meeting debt covenants on this loan related to Return on Average Assets and expect to either obtain a waiver or a modification from the lender for these covenants.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of December 31, 2011. As of December 31, 2011, we did not meet the debt covenants related to Return on Average Assets but have obtained a waiver from the lender for this covenant for the quarter ended December 31, 2011.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Summary of Financial Data—Unaudited

The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$56,487	$57,600	$57,989	$59,469
Interest expense	8,854	10,120	11,104	11,600

Net interest income	47,633	47,480	46,885	47,869
Provision for credit losses	25,912 (a)	6,975	9,112	13,817

Net interest income after provision for credit losses	21,721	40,505	37,773	34,052
Net impairment losses	0	0	0	0
Net securities gains	0	0	1,608	577
Other noninterest income	15,478	10,799	15,456	13,751
Other expenses	48,576	41,121	45,700	41,429

(Loss) income before income taxes	(11,377)	10,183	9,137	6,951
Income tax (benefit) provision	(5,660)	1,857	1,718	1,705

Net (loss) income	$(5,717)	$8,326	$7,419	$5,246

Basic (loss) earnings per share	$(0.05)	$0.08	$0.07	$0.05
Diluted (loss) earnings per share	(0.05)	0.08	0.07	0.05
Average shares outstanding	104,765,492	104,728,915	104,686,072	104,618,499
Average shares outstanding assuming dilution	104,765,492	104,728,915	104,686,072	104,623,518

(a)	The increase in the provision for credit losses during the fourth quarter can be attributed to revised collateral valuations on nine impaired commercial loan relationships, primarily secured by commercial real estate, the transfer of three loan relationships to held-for-sale and the restructuring of two commercial loans.

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$63,363	$65,982	$68,937	$70,078
Interest expense	13,392	14,886	16,341	16,980

Net interest income	49,971	51,096	52,596	53,098
Provision for credit losses	8,000	4,522	4,010	45,020

Net interest income after provision for credit losses	41,971	46,574	48,586	8,078
Net impairment losses	(43)	(4,290)	(2,110)	(2,750)
Net securities gains	10	1,430	562	420
Other noninterest income	14,288	13,739	14,197	13,781
Other expenses	43,378	40,931	43,678	43,239

Income (loss) before income taxes	12,848	16,522	17,557	(23,710)
Income tax provision (benefit)	903	5,863	4,015	(10,542)

Net income (loss)	$11,945	$10,659	$13,542	$(13,168)

Basic earnings (loss) per share	$0.11	$0.11	$0.15	$(0.15)
Diluted earnings (loss) per share	0.11	0.11	0.15	(0.15)
Average shares outstanding	104,524,923	97,199,306	85,777,550	85,029,748
Average shares outstanding assuming dilution	104,527,683	97,203,753	85,788,566	85,029,748

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 24, 2012 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

Information called for by this item concerning First Commonwealth’s compliance with section 16(a) of the Exchange Act will be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

There have been no material changes to the procedures by which security holders of First Commonwealth may recommend nominees to First Commonwealth’s Board of Directors since First Commonwealth last disclosed those procedures in its definitive Proxy Statement in connection with the 2012 annual meeting of shareholders.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

The following table provides information related to our existing equity compensation plans as of December 31, 2011:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	276,877	$12.15	4,810,369
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	276,877	$12.15	4,810,369

(1)	The table does not include information on stock options issued by First Commonwealth in substitution for stock options of GA Financial, Inc. and Pittsburgh Financial Corporation upon the acquisition of those companies. At December 31, 2011, 219,986 shares of common stock are issuable upon exercise of substitute stock options issued in connection with those acquisitions with a weighted average exercise price of $7.36. First Commonwealth cannot grant additional stock options or other equity awards under the GA Financial or Pittsburgh Financial equity compensation plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

ITEM 15.	Exhibits, Financial Statements and Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A

(3)	Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed January 20, 2011

10.1	Change of Control Agreement dated October 18, 2005 entered into between FCFC and Sue A. McMurdy	Exhibit 10.3 to the annual report on Form 10-K filed February 29, 2008

10.2	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Filed herewith.

10.3	Employment Agreement dated October 19, 2007 entered into between FCFC and T. Michael Price	Exhibit 10.9 to the annual report on Form 10-K filed February 29, 2008

10.4	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.5	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 16, 2009 relating to the 2009 Annual Meeting of Shareholders

10.6	2009-2011 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 7, 2009

10.7	2011 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 10, 2011

10.8	2011-2013 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 10, 2011

10.9	Employment Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.1 to the current report on Form 8-K filed January 28, 2010

10.10	Restricted Stock Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.2 to the current report on Form 8-K filed January 28, 2010

ITEM 15.	Exhibits, Financial Statements and Schedules (Continued)

Exhibit Number	Description	Incorporated by Reference to
10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Robert E. Rout	Exhibit 10.4 to the current report on Form 8-K filed January 5, 2012

10.12	Change of Control Agreement dated December 30, 2011 entered into between FCFC and I. Robert Emmerich	Filed herewith

10.13	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Filed herewith

10.14	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Filed herewith

10.15	Restricted Stock Agreement dated April 1, 2011 entered into between FCFC and I. Robert Emmerich	Filed herewith

10.16	Separation Agreement and General Release dated April 25, 2011 entered into between FCFC and David R. Tomb, Jr.	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 5, 2011

10.17	Separation Agreement and General Release dated April 25, 2011 entered into between FCFC and R. John Previte	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 5, 2011

10.18	Agreement and General Release dated September 9, 2011 entered into between FCFC and Thaddeus J. Clements	Exhibit 10.1 to the quarterly report on Form 10-Q filed November 9, 2011

10.19	Agreement and General Release dated December 5, 2011 entered into between FCFC and John J. Dolan	Exhibit 10.1 to the current report on Form 8-K filed December 7, 2011

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. MICHAEL PRICE
T. Michael Price President and Chief Executive Officer

Dated: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JULIE A. CAPONI Julie A. Caponi	Director	March 5, 2012

/S/ RAY T. CHARLEY Ray T. Charley	Director	March 5, 2012

/S/ GARY R. CLAUS Gary R. Claus	Director	March 5, 2012

/S/ DAVID S. DAHLMANN David S. Dahlmann	Director, Chairman	March 5, 2012

/S/ JOHNSTON A. GLASS Johnston A. Glass	Director	March 5, 2012

/S/ DAVID W. GREENFIELD David W. Greenfield	Director	March 5, 2012

/S/ LUKE A. LATIMER Luke A. Latimer	Director	March 5, 2012

/S/ JAMES W. NEWILL James W. Newill	Director	March 5, 2012

/S/ T. MICHAEL PRICE T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2012

/S/ ROBERT E. ROUT Robert E. Rout	Executive Vice President, Chief Financial Officer, and Treasurer	March 5, 2012

/S/ LAURIE S. SINGER Laurie S. Singer	Director	March 5, 2012

/S/ ROBERT J. VENTURA Robert J. Ventura	Director	March 5, 2012