Form 10-Q
period 2012-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2012-05-08
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 4, 2012, was 105,198,546.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2012	December 31, 2011
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$74,889	$74,967
Interest-bearing bank deposits	6,663	3,511
Securities available for sale, at fair value	1,206,943	1,142,776
Other investments	37,806	39,796
Loans held for sale	8,076	13,412
Loans:
Portfolio loans	4,128,588	4,043,643
Allowance for credit losses	(60,732)	(61,234)

Net loans	4,067,856	3,982,409

Premises and equipment, net	67,482	66,755
Other real estate owned	21,335	30,035
Goodwill	159,956	159,956
Amortizing intangibles, net	3,472	3,843
Other assets	314,166	323,662

Total assets	$5,968,644	$5,841,122

Liabilities
Deposits (all domestic):
Noninterest-bearing	$818,896	$780,377
Interest-bearing	3,814,935	3,724,307

Total deposits	4,633,831	4,504,684
Short-term borrowings	309,373	312,777

Subordinated debentures	105,750	105,750

Other long-term debt	101,018	101,664

Total long-term debt	206,768	207,414
Other liabilities	51,314	57,704

Total liabilities	5,201,286	5,082,579

Shareholders' Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at March 31, 2012 and December 31, 2011 and 105,050,018 and 104,916,994 shares outstanding at March 31, 2012 and December 31, 2011, respectively	105,563	105,563
Additional paid-in capital	365,707	365,868
Retained earnings	301,194	294,056
Accumulated other comprehensive income, net	3,040	2,001
Treasury stock (513,437 and 646,461 shares at March 31, 2012 and December 31, 2011, respectively)	(7,046)	(7,345)
Unearned ESOP shares	(1,100)	(1,600)

Total shareholders' equity	767,358	758,543

Total liabilities and shareholders' equity	$5,968,644	$5,841,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three-Months Ended March 31,
	2012	2011
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$48,040	$50,883
Interest and dividends on investments:
Taxable interest	8,549	8,374
Interest exempt from federal income taxes	5	186
Dividends	21	17
Interest on bank deposits	1	9

Total interest income	56,616	59,469
Interest Expense
Interest on deposits	6,247	9,536
Interest on short-term borrowings	227	185
Interest on subordinated debentures	1,433	1,383
Interest on other long-term debt	539	496

Total interest on long-term debt	1,972	1,879

Total interest expense	8,446	11,600

Net Interest Income	48,170	47,869
Provision for credit losses	3,787	13,817

Net Interest Income after Provision for Credit Losses	44,383	34,052
Noninterest Income
Changes in fair value on impaired securities	1,498	1,869
Non-credit related gains on securities not expected to be sold (recognized in other comprehensive income)	(1,498)	(1,869)

Net impairment losses	0	0
Net securities gains	0	577
Trust income	1,542	1,718
Service charges on deposit accounts	3,502	3,426
Insurance and retail brokerage commissions	1,424	1,562
Income from bank owned life insurance	1,445	1,357
Income from other real estate owned	964	0
Gain on sale of assets	2,115	231
Card related interchange income	3,114	2,800
Other income	3,274	2,657

Total noninterest income	17,380	14,328
Noninterest Expense
Salaries and employee benefits	21,758	21,128
Net occupancy expense	3,404	3,732
Furniture and equipment expense	3,184	3,180
Data processing expense	1,563	1,424
Pennsylvania shares tax expense	1,183	1,178
Intangible amortization	371	390
Collection and repossession expense	2,699	1,316
Other professional fees and services	1,199	1,125
FDIC insurance	1,237	1,835
Loss on sale or write-down of assets	3,289	301
Unfunded commitments reserve	913	(357)
Other operating expenses	5,952	6,177

Total noninterest expense	46,752	41,429

Income Before Income Taxes	15,011	6,951
Income tax provision	3,960	1,705

Net Income	$11,051	$5,246

Average Shares Outstanding	104,810,727	104,618,499
Average Shares Outstanding Assuming Dilution	104,816,442	104,623,518
Per Share Data:
Basic Earnings per Share	$0.11	$0.05
Diluted Earnings per Share	$0.11	$0.05
Cash Dividends Declared per Common Share	$0.03	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three-Months Ended March 31,
	2012	2011
	(dollars in thousands)
Net Income	$11,051	$5,246
Other comprehensive income (loss), before tax expense (benefit):
Unrealized holding gains (losses) on securities arising during the period	99	(1,616)
Non-credit related gains on securities not expected to be sold	1,498	1,869
Less: reclassification adjustment for losses on securities included in net income	0	(577)

Total other comprehensive income (loss), before tax expense (benefit)	1,597	(324)
Income tax expense (benefit) related to items of other comprehensive income (loss)	558	(113)

Comprehensive Income	$12,090	$5,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				11,051				11,051
Other comprehensive income					1,039			1,039
Cash dividends declared ($0.03 per share)				(3,147)				(3,147)
Net decrease in unearned ESOP shares							500	500
ESOP market value adjustment ($242, net of $85 tax benefit)			(157)					(157)
Discount on dividend reinvestment plan purchases			(16)					(16)
Tax benefit of stock options exercised			1					1
Treasury stock reissued	33,024		0	(163)		373		210
Restricted stock	100,000		11	(603)		(74)		(666)

Balance at March 31, 2012	105,050,018	$105,563	$365,707	$301,194	$3,040	$(7,046)	$(1,100)	$767,358

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Net income				5,246				5,246
Other comprehensive loss					(211)			(211)
Cash dividends declared ($0.03 per share)				(3,138)				(3,138)
Net decrease in unearned ESOP shares							500	500
ESOP market value adjustment ($226, net of $79 tax benefit)			(147)					(147)
Discount on dividend reinvestment plan purchases			(16)					(16)
Tax benefit of stock options exercised			6					6
Treasury stock reissued	13,760			(82)		156		74
Restricted stock			7			34		41

Balance at March 31, 2011	104,859,954	$105,515	$366,338	$293,518	$(2,669)	$(7,470)	$(3,100)	$752,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three-Months Ended March 31,
	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$11,051	$5,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,787	13,817
Deferred tax expense	671	14
Depreciation and amortization	1,520	2,407
Net losses (gains) on securities and other assets	567	(535)
Net amortization of premiums and discounts on securities	287	215
Net accretion of premiums and discounts on long-term debt	(28)	(42)
Income from increase in cash surrender value of bank owned life insurance	(1,445)	(1,357)
Decrease in interest receivable	352	78
Decrease in interest payable	(1,177)	(1,098)
Increase in income taxes payable	9,569	1,587
Other-net	(5,439)	(970)

Net cash provided by operating activities	19,715	19,362
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	0	54,965
Proceeds from maturities and redemptions	149,201	69,702
Purchases	(212,061)	(165,377)
Proceeds from the redemption of FHLB stock	1,990	2,443
Proceeds from bank owned life insurance	0	88
Proceeds from sale of loans	6,809	4,402
Proceeds from sales of other assets	8,135	2,076
Net (increase) decrease in loans	(90,600)	124,940
Purchases of premises and equipment	(2,804)	(1,470)

Net cash (used in) provided by investing activities	(139,330)	91,769
Financing Activities
Net decrease in federal funds purchased	(43,800)	(12,800)
Net increase (decrease) in other short-term borrowings	40,396	(19,719)
Net increase in deposits	129,163	12,143
Repayments of other long-term debt	(118)	(24,213)
Discount on dividend reinvestment plan purchases	(16)	(16)
Dividends paid	(3,147)	(3,138)
Proceeds from reissuance of treasury stock	210	73
Stock option tax benefit	1	0

Net cash provided by (used in) financing activities	122,689	(47,670)

Net increase in cash and cash equivalents	3,074	63,461
Cash and cash equivalents at January 1	78,478	69,858

Cash and cash equivalents at March 31	$81,552	$133,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited)

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The results of operations for the three-months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year of 2012. These interim financial statements should be read in conjunction with First Commonwealth’s 2011 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31:

	2012			2011
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$99	$(34)	$65	$(1,616)	$565	$(1,051)
Non-credit related gains on securities not expected to be sold	1,498	(524)	974	1,869	(654)	1,215
Less: reclassification adjustment for losses on securities included in net income	0	0	0	(577)	202	(375)

Net unrealized gains (losses) on securities	1,597	(558)	1,039	(324)	113	(211)

Total other comprehensive income (loss)	$1,597	$(558)	$1,039	$(324)	$113	$(211)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the period for interest and income taxes as well as detail on non-cash investing and financing activities for the three-months ended March 31:

	2012	2011
	(dollars in thousands)
Cash paid during the period for:
Interest	$9,668	$12,765
Non-cash investing and financing activities:
ESOP loan reductions	$500	$500
Loans transferred to other real estate owned and repossessed assets	2,561	6,197
Other real estate owned sold and settled out of period	(48)	0
Gross increase (decrease) in market value adjustment to securities available for sale	1,597	(334)

Note 4 Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations for the three-months ended March 31:

	2012	2011
Weighted average common shares issued	105,563,455	105,515,079
Average treasury shares	(542,326)	(663,993)
Averaged unearned ESOP shares	(84,989)	(214,917)
Average unearned nonvested shares	(125,413)	(17,670)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	104,810,727	104,618,499
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	5,715	0
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	0	5,019

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	104,816,442	104,623,518

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three-months ended March 31, because to do so would have been antidilutive.

	2012			2011
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	380,677	$6.36	$14.55	484,439	$6.90	$14.55
Restricted Stock	68,995	5.96	6.82	12,550	5.70	5.70

Note 5 Variable Interest Entities

As defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, a Variable Interest Entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 5 Variable Interest Entities (Continued)

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

First Commonwealth’s VIEs are evaluated under the guidance included in FASB Accounting Standards Update (“ASU”) 2009-17. These VIEs include qualified affordable housing projects that First Commonwealth has invested in as part of its community reinvestment initiatives. We periodically assess whether or not our variable interests in the VIE, based on qualitative analysis, provide us with a controlling interest in the VIE. The analysis includes an assessment of the characteristics of the VIE. We do not have a controlling financial interest in the VIE, which would require consolidation of the VIE, as we do not have the following characteristics: (1) the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$556	$667

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

The following table identifies the notional amount of those instruments at:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,571,673	$1,495,009
Financial standby letters of credit	54,164	53,689
Performance standby letters of credit	64,045	76,371
Commercial letters of credit	769	1,297

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6 Commitments and Contingent Liabilities (Continued)

Commitments and letters of credit (Continued)

The current notional amounts outstanding as of March 31, 2012 include financial standby letters of credit of $0.1 million, and performance standby letters of credit of $3.6 million, issued during the first three months of 2012. A liability of $0.2 million and $0.1 million has been recorded as of March 31, 2012 and December 31, 2011, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $2.4 million as of March 31, 2012 and $1.5 million as of December 31, 2011. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Legal proceedings

McGrogan v. First Commonwealth Bank is a class action that was filed on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank (the “Bank”) promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserts that the Bank committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. At that time, there were 237 account holders with an average age of 64, and the aggregate balances in the IRA Market Rate Savings accounts totaled approximately $11.5 million. Plaintiffs seek monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. On July 27, 2011, the court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim is predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8%). This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” In granting class certification, the court found that the letter could constitute a modification of the original IRA contract that would obligate the Bank to pay a minimum rate of 8% until the accounts are closed. Plaintiffs and the Bank have filed motions for summary judgment. In support of its motion, the Bank has asserted that the 1998 letter did not alter the Bank’s right to resign as custodian and close the accounts, which the Bank exercised in 2008. Oral argument on the motions for summary judgment was held on April 4, 2012, and a decision is currently pending. The amount of the Bank’s liability, if any, will depend upon information which is not presently known to the Bank, including the court’s interpretation of the 1998 letter, each class member’s life expectancy and pace of distributions from the IRA account, and the extent to which damages were or could have been mitigated through alternative investments. Accordingly, the Company is unable to estimate the amount or range of a reasonably possible loss.

Other matters

There are no other material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6 Commitments and Contingent Liabilities (Continued)

Other Matters (Continued)

opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.

Note 7 Investment Securities

Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
				(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$31,994	$4,026	$(12)	$36,008	$32,139	$4,061	$(6)	$36,194
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage-Backed Securities – Residential	834,125	29,678	(319)	863,484	771,196	29,835	0	801,031
Mortgage-Backed Securities – Commercial	185	1	0	186	193	1	(1)	193
Other Government – Sponsored Enterprises	267,904	732	(110)	268,526	267,807	973	(132)	268,648
Obligations of States and Political Subdivisions	443	11	0	454	444	15	0	459
Corporate Securities	11,803	174	(60)	11,917	11,811	162	(562)	11,411
Pooled Trust Preferred Collateralized Debt Obligations	54,471	112	(30,075)	24,508	54,762	3	(31,785)	22,980

Total Debt Securities	1,200,925	34,734	(30,576)	1,205,083	1,138,352	35,050	(32,486)	1,140,916
Equities	1,860	0	0	1,860	1,860	0	0	1,860

Total Securities Available for Sale	$1,202,785	$34,734	$(30,576)	$1,206,943	$1,140,212	$35,050	$(32,486)	$1,142,776

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$7,364	$7,384
Due after 1 but within 5 years	260,983	261,596
Due after 5 but within 10 years	0	0
Due after 10 years	66,274	36,425

	334,621	305,405
Mortgage-Backed Securities (a)	866,304	899,678

Total Debt Securities	$1,200,925	$1,205,083

(a)	Mortgage Backed Securities include an amortized cost of $32.0 million and a fair value of $36.0 million for Obligations of U.S. Government agencies issued by Ginnie Mae and Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac which had an amortized cost of $834.3 million and a fair value of $863.7 million.

Proceeds from sale, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three-months ended March 31:

	2012	2011
	(dollars in thousands)
Proceeds from sale	$0	$54,965

Gross gains (losses) realized:
Sales Transactions:
Gross gains	$0	$832
Gross losses	0	(258)

	0	574
Maturities and impairment
Gross gains	0	3
Gross losses	0	0
Other-than-temporary impairment	0	0

	0	3

Net gains and impairment	$0	$577

Securities available for sale with a fair value of $647.6 million and $668.8 million were pledged as of March 31, 2012 and December 31, 2011, respectively, to secure public deposits and for other purposes required or permitted by law.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities (Continued)

There were no held-to-maturity debt securities as of March 31, 2012 and December 31, 2011. For the three months ended March 31, 2012 and 2011, there were no gains or losses for debt securities held-to-maturity.

Note 8 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2012 and December 31, 2011, our FHLB stock totaled $37.8 million and $39.8 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.

During the three-months ended March 31, 2012 and 2011, the FHLB repurchased excess stock from its members by repurchasing the lessor of 5% of the members’ total capital stock outstanding or its total excess capital stock. As a result, during the three-months ended March 31, 2012 and 2011, stock repurchases occurred in the amounts of $2.0 million and $2.4 million, respectively. In addition, the FHLB paid a cash dividend of $0.10 per share, or $10 thousand, during the first quarter 2012. This was the first dividend paid by FHLB since December 2008. Decisions regarding any future repurchases of excess capital stock and dividend payments will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-K for the period ended December 31, 2011 filed with the SEC on March 5, 2012.

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three-months ended March 31, 2012. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 9 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

impairment on debt securities not expected to be sold is recognized in OCI. In the first quarter of 2012 and 2011, no other-than-temporary impairment charges were recognized and $1.5 and $1.9 million, respectively, in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Condensed Consolidated Statements of Income, the “Changes in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Non-credit related gains on securities not expected to be sold (recognized in other comprehensive income)” line represents the gains and losses on the securities resulting from factors other than credit. The non-credit related gain or loss is disclosed in the Condensed Consolidated Statements of Income and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total noninterest income for the related period.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and estimated fair values at March 31, 2012 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,186	$(12)	$16	$0 (a)	$2,202	$(12)
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$75,998	$(319)	$0	$0	$75,998	$(319)
Other Government-Sponsored Enterprises	83,490	(110)	0	0	83,490	(110)
Corporate Securities	5,032	(60)	0	0	5,032	(60)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	24,106	(30,075)	24,106	(30,075)

Total Securities Available for Sale	$166,706	$(501)	$24,122	$(30,075)	$190,828	$(30,576)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

At March 31, 2012, pooled trust preferred collateralized debt obligations accounted for 98% of total unrealized losses, fixed income securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises accounted for 2% and corporate fixed income comprised less than one percent of unrealized losses. There were no equity securities in an unrealized loss position at March 31, 2012.

As of March 31, 2012, our corporate securities had an amortized cost and an estimated fair value of $11.8 million and $11.9 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. As of December 31, 2011, the same portion of the portfolio had an amortized cost of $11.8 million and an estimated fair value of $11.4 million. Included in the corporate securities portfolio are investments which had a gross unrealized loss of $60 thousand as of March 31, 2012 and $0.6 million as of December 31, 2011. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of the issues in an unrealized loss position were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2011 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More			Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,086	$(6)	$16		$0 (a)	$1,102	$(6)
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	25	0	0	(a)	0	25	0
Mortgage-Backed Securities – Commercial	151	(1)	0		0	151	(1)
Other Government-Sponsored Enterprises	55,969	(132)	0		0	55,969	(132)
Corporate Securities	4,536	(562)	0		0	4,536	(562)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,927		(31,785)	22,927	(31,785)

Total Securities Available for Sale	$61,767	$(701)	$22,943		$(31,785)	$84,710	$(32,486)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

As of March 31, 2012, the book value of our pooled trust preferred collateralized debt obligations totaled $54.5 million with an estimated fair value of $24.5 million, which includes securities comprised of 348 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainders are mezzanine tranches, three of which have no senior class remaining in the issue. Two of the pooled issues, representing $5.3 million of the $54.5 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2012, after taking into account management’s best estimates of future interest deferrals and defaults, seven of our securities had no excess subordination in the tranches we own and seven of our securities had excess subordination which ranged from 5% to 263% of the current performing collateral.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

The following table provides information related to our pooled trust preferred collateralized debt obligations as of March 31, 2012:

Deal	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Moody's/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL I	Senior	$1,581	$1,519	$(62)	Aa3/BBB	20	39.50%	218.93%
Pre TSL IV	Mezzanine	1,830	664	(1,166)	Ca/CCC	6	27.07	96.28
Pre TSL V	Mezzanine	50	50	0	Caa3/D	3	100.00	0.00
Pre TSL VI	Mezzanine	240	352	112	Ca/D	5	12.27	205.63
Pre TSL VII	Mezzanine	4,026	3,070	(956)	Ca/C	17	52.13	0.00
Pre TSL VIII	Mezzanine	1,715	968	(747)	C/C	35	45.91	0.00
Pre TSL IX	Mezzanine	2,241	812	(1,429)	Ca/C	48	26.21	7.25
Pre TSL X	Mezzanine	1,377	909	(468)	C/C	53	44.67	0.00
Pre TSL XII	Mezzanine	5,502	2,960	(2,542)	Ca/C	76	31.86	0.00
Pre TSL XIII	Mezzanine	12,121	4,241	(7,880)	Ca/C	63	35.82	0.00
Pre TSL XIV	Mezzanine	12,819	4,302	(8,517)	Ca/C	63	38.55	24.36
MMCap I	Senior	3,766	3,470	(296)	A3/BBB	21	37.69	262.60
MMCap I	Mezzanine	842	437	(405)	Ca/C	21	37.69	5.47
MM Comm IX	Mezzanine	6,361	754	(5,607)	Ca/D	31	46.50	0.00

Total		$54,471	$24,508	$(29,963)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three-months ended March 31, 2012 and 2011, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2012. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model which includes each deal’s structural features. For collateral issued by financial institutions with over $15 billion in asset size, we consider the alternative cost of funding and if that rate is less than the current rate being paid, we incorporate a prepayment in our estimate of future cash flows. The prepayment rates used are 20% in years 2 and 3 and a 2% prepayment rate thereafter. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 348 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of March 31, 2012, default probabilities for performing collateral ranged from 0.33% to 75%.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

Our cash flow analysis as of March 31, 2012, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities since December 31, 2011. Based upon the analysis performed by management, it is probable that seven of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior years. These securities are identified in the table on page 18 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of March 31, 2012 indicates it is probable that we will collect all contractual principal and interest payments.

During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL I, PreTSL IV and MMCap I-Senior. Our cash flow analysis as of March 31, 2012, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 19% to 136% and will be recognized as an adjustment to yield over the remaining life of these securities. During the three-months ended March 31, 2012, $0.2 million of the excess was recognized as an adjustment to yield on these securities.

The following provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the three-months ended March 31:

	For the Three-Months Ended March 31,
	2012	2011
	(dollars in thousands)
Balance, beginning (a)	$44,736	$44,850
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	0	0
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(235)	0

Balance, ending	$44,501	$44,850

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(b)	Represents the increase in cash flows recognized in interest income during the period.

In the first quarter of 2012 and 2011, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of March 31, 2012 and 2011, there are no equity securities in an unrealized loss position.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,051,209	$996,739
Real estate construction	64,158	76,564
Residential real estate	1,174,572	1,137,059
Commercial real estate	1,264,060	1,267,432
Loans to individuals	574,589	565,849

Total loans and leases net of unearned income	4,128,588	$4,043,643

During the three-months ended March 31, 2012, loans increased $84.9 million or 2% compared to balances outstanding at December 31, 2011. Decreases in the real estate construction and commercial real estate categories can be attributed to our continued focus of managing down our large credit exposures while increases in residential real estate and loans to individuals are primarily due to growth in home equity loans and indirect auto lending.

Credit Quality Information

As part of the on-going monitoring of credit quality within the loan portfolio, the following credit worthiness categories are used in grading our loans:

Pass	Acceptable levels of risk exist in the relationship. Includes all loans not adversely classified as OAEM, substandard or doubtful.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$956,928	$36,011	$1,162,979	$1,132,559	$574,585	$3,863,062
Non-Pass
OAEM	27,792	798	5,213	53,898	4	87,705
Substandard	62,138	21,638	6,380	77,603	0	167,759
Doubtful	4,351	5,711	0	0	0	10,062

Total Non-Pass	94,281	28,147	11,593	131,501	4	265,526

Total	$1,051,209	$64,158	$1,174,572	$1,264,060	$574,589	$4,128,588

	December 31, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$904,057	$44,914	$1,126,143	$1,110,664	$565,842	$3,751,620
Non-Pass
OAEM	27,627	4,238	5,484	61,855	7	99,211
Substandard	60,114	21,701	5,432	94,913	0	182,160
Doubtful	4,941	5,711	0	0	0	10,652

Total Non-Pass	92,682	31,650	10,916	156,768	7	292,023

Total	$996,739	$76,564	$1,137,059	$1,267,432	$565,849	$4,043,643

Portfolio Risks

Credit quality measures as of March 31, 2012 improved compared to December 31, 2011 as criticized loans decreased $26.5 million, or 9%, to $265.5 million. Further indications of improvement in credit quality can be seen in the $10.2 million, or 29% decrease in delinquency on accruing loans. For this same period, nonaccrual loans decreased $0.4 million as a result of payments and charge-offs during the quarter.

Charge-offs for the three-months ended March 31, 2012 totaled $5.0 million compared to $8.6 million for the three-months ended March 31, 2011. The most significant charge-off during the three months ended March 31,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Portfolio Risks (Continued)

2012 was a $1.2 million charge taken on a $2.0 million commercial loan. During the three-months ended March 31, 2011, the most significant charge-offs totaled $4.9 million and related to construction loan projects in Florida, western Pennsylvania and Ohio.

Criticized loans, or loans designated OAEM, substandard or doubtful, totaled $265.5 million at March 31, 2012 and represented 6% of the loan portfolio, compared to 7% of the portfolio as of December 31, 2011. These loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

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

In addition, during the first three months of 2012, one relationship consisting of two loans, was classified as troubled debt restructuring. These loans increased the nonperforming loan balance by $53 thousand with no increase in specific reserves.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Age Analysis of Past Due Loans by Segment

The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2012 and December 31, 2011. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2012
	30-59 Days past due	60-89 Days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,517	$670	$410	$31,921	$34,518	$1,016,691	$1,051,209
Real estate construction	0	0	0	13,951	13,951	50,207	64,158
Residential real estate	6,378	1,521	5,353	3,995	17,247	1,157,325	1,174,572
Commercial real estate	3,389	1,257	620	28,228	33,494	1,230,566	1,264,060
Loans to individuals	1,866	563	1,743	0	4,172	570,417	574,589

Total	$13,150	$4,011	$8,126	$78,095	$103,382	$4,025,206	$4,128,588

	December 31, 2011
	30-59 Days past due	60-89 Days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,433	$824	$287	$33,459	$40,003	$956,736	$996,739
Real estate construction	0	180	0	14,911	15,091	61,473	76,564
Residential real estate	7,144	2,100	8,767	3,153	21,164	1,115,895	1,137,059
Commercial real estate	3,671	1,241	157	26,953	32,022	1,235,410	1,267,432
Loans to individuals	2,952	962	1,804	0	5,718	560,131	565,849

Total	$19,200	$5,307	$11,015	$78,476	$113,998	$3,929,645	$4,043,643

The previous tables summarizes nonaccrual loans by loan segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, part of the principal balance has been charged off and no restructuring has occurred or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status.

Nonaccrual Loans

When a loan is placed on nonaccrual, the accrued unpaid interest receivable is reversed against interest income and all future payments received are applied as a reduction to the loan principal. Generally, the loan is returned to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Nonaccrual Loans (Continued)

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

Nonperforming loans, excluding loans held for sale, decreased $17.2 million to $81.6 million at March 31, 2012 compared to $98.8 million at December 31, 2011. Contributing to this decrease was the payoff of an $11.3 million loan to a waste management company and the transfer to OREO of collateral for a $1.2 million loan. The most significant loans placed into nonperforming status during the first quarter of 2012 included $1.3 million for a consumer mortgage loan and $1.0 million for a western Pennsylvania commercial real estate loan.

The specific allowance for nonperforming loans decreased by $1.3 million at March 31, 2012 compared to December 31, 2011. Unfunded commitments related to nonperforming loans were $10.0 million at March 31, 2012 and an off balance sheet reserve of $0.2 million has been established for these commitments.

Loans held for sale totaled $8.1 million and $13.4 million at March 31, 2012 and December 31, 2011, respectively. The entire balance of loans held for sale in both of these periods was considered nonperforming. While these loans are considered to be nonperforming, they are not taken into consideration when determining the allowance for credit losses as they are carried at the lower of cost or fair value.

Significant nonaccrual loans as of March 31, 2012, include the following;

•

$19.6 million, the remaining portion of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in the first quarter of 2004 and was placed in nonaccrual status in the fourth quarter of 2009. A settlement plan with the borrower and three other lenders was reached in the fourth quarter of 2010 and resulted in an $8.0 million principal payment and a $15.4 million partial charge-off.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

•

$16.6 million commercial real estate loan for a real estate developer in eastern Pennsylvania. This loan was originated in the third quarter of 2007 and restructured in the fourth quarter of 2011 and resulted in a charge-off of $4.2 million. The most recent appraisal for the real estate collateral was completed in the third quarter of 2011.

•	$9.1 million to an information technology company in Maryland. This loan was originated in the fourth quarter of 2007 and was placed in nonaccrual in the second quarter of 2011.

•

$5.7 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. This loan was originated in the second quarter of 2007. Charge-offs of $15.1 million have been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the fourth quarter of 2011.

•

$4.1 million commercial real estate loan for retail development in western Pennsylvania. This loan was originated in the third quarter of 2008 and transferred to held for sale in the fourth quarter of 2011. When transferred to held for sale, the fair value of this loan was determined by a discounted cash flow analysis. The sale of this loan was completed in April 2012 and resulted in a gain of $1.2 million which will be reflected in the Company’s second quarter net income.

Compared to December 31, 2011, there were no changes in the composition of the most significant nonaccrual loans.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2012 and December 31, 2011. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated based on month-end balances of the loans of the period reported.

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,282	$3,267	$0	$2,010	$3,418	$0
Real estate construction	3,571	6,546	0	10,814	20,161	0
Residential real estate	3,048	3,479	0	3,125	3,513	0
Commercial real estate	23,702	24,950	0	36,777	41,974	0
Loans to individuals	0	0	0	0	0	0

Subtotal	32,603	38,242	0	52,726	69,066	0

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(dollars in thousands)

With an allowance recorded:
Commercial, financial, agricultural and other	30,139	31,457	7,555	34,056	34,341	9,069
Real estate construction	10,380	31,375	2,891	6,298	21,402	2,960
Residential real estate	1,823	1,823	553	955	955	93
Commercial real estate	6,632	8,295	921	4,717	4,863	1,114
Loans to individuals	0	0	0	0	0	0

Subtotal	48,974	72,950	11,920	46,026	61,561	13,236

Total	$81,577	$111,192	$11,920	$98,752	$130,627	$13,236

	For the Three-Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,258	$18	$1,408	$3
Real estate construction	3,646	0	15,738	0
Residential real estate	3,354	5	1,938	1
Commercial real estate	24,275	23	18,989	11
Loans to individuals	0	0	25	0

Subtotal	34,533	46	38,098	15

With an allowance recorded:
Commercial, financial, agricultural and other	30,350	3	25,911	2
Real estate construction	10,432	0	30,061	1
Residential real estate	952	7	375	0
Commercial real estate	5,889	9	32,242	13
Loans to individuals	0	0	0	0

Subtotal	47,623	19	88,589	16

Total	$82,156	$65	$126,687	$31

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$3,482	$20,276
Nonaccrual status	41,690	44,841

Total	$45,172	$65,117

Commitments
Letters of credit	$2	$12,580
Unused lines of credit	0	42

Total	$2	$12,622

At March 31, 2012, troubled debt restructured loans on accruing status decreased $16.8 million compared to December 31, 2011 and commitments related to troubled debt restructured loans decreased $12.6 million for the same period. These decreases are primarily a result of the payoff of an $11.3 million loan to a waste management company in Pennsylvania as a result of the sale of the business. In addition, a $2.2 million loan to a retail development company in western Pennsylvania paid off during the first quarter. During 2012, a $42 thousand charge-off was recorded as part of the restructuring for one borrower. The remainder of changes in loan balances for 2012 between the pre-modification balance and the post-modification balance is due to customer payments.

During 2011, the changes between pre-modification balances and post-modification balances are due to customer payments.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the three-months ended March 31:

	2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
					(dollars in thousands)
Residential real estate	2	$0	$97	$0	$97	$53	$0

	2011
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	9	$100	$105	$2,168	$2,373	$2,372	$708
Real estate construction	3	354	0	0	354	364	18
Residential real estate	1	0	12	0	12	12	0
Commercial real estate	11	7,130	199	648	7,977	7,972	1,554

Total	24	$7,584	$316	$2,816	$10,716	$10,720	$2,280

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three-months ended March 31, 2012 and 2011, $0.1 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following restructured loans were considered to default during the three-months ended March 31:

	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	0	$0	1	$150
Real estate construction	0	0	1	88
Residential real estate	0	0	0	0
Commercial real estate	2	980	0	0
Loans to individuals	0	0	0	0

Total	2	$980	2	$238

The following tables provide detail related to the allowance for credit losses:

	For the Three-Months Ended March 31, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(1,914)	(190)	(1,712)	(235)	(941)	0	(4,992)
Recoveries	238	56	133	158	118	0	703
Provision	1,619	(195)	44	487	831	1,001	3,787

Ending Balance	$18,143	$6,427	$6,702	$19,371	$4,252	$5,837	$60,732

Ending balance: individually evaluated for impaired	$7,555	$2,891	$553	$921	$0	$0	$11,920
Ending balance: collectively evaluated for impaired	10,588	3,536	6,149	18,450	4,252	5,837	48,812

Loans:
Ending balance	1,051,209	64,158	1,174,572	1,264,060	574,589		4,128,588
Ending balance: individually evaluated for impaired	31,599	13,800	3,217	28,874	0		77,490
Ending balance: collectively evaluated for impaired	1,019,610	50,358	1,171,355	1,235,186	574,589		4,051,098

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Three-Months Ended March 31, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229
Charge-offs	(960)	(4,999)	(1,104)	(766)	(779)	0	(8,608)
Recoveries	104	0	19	76	155	0	354
Provision	1,592	5,776	2,313	3,951	270	(85)	13,817

Ending Balance	$22,436	$18,779	$6,682	$20,174	$3,861	$4,860	$76,792

Ending balance: individually evaluated for impaired	$8,280	$14,168	$2	$9,915	$0	$0	$32,365
Ending balance: collectively evaluated for impaired	14,156	4,611	6,680	10,259	3,861	4,860	44,427

Loans:
Ending balance	906,824	184,904	1,102,459	1,336,903	543,180		4,074,270
Ending balance: individually evaluated for impaired	29,165	45,915	946	60,941	0		136,967
Ending balance: collectively evaluated for impaired	877,659	138,989	1,101,513	1,275,962	543,180		3,937,303

Note 11 Income Taxes

At March 31, 2012 and December 31, 2011, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2008 through 2011 were open for examination as of March 31, 2012.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Level 2 investment securities are valued by a recognized third party pricing service using observable inputs. The model used by the pricing service varies by asset class and incorporates available market, trade and bid information as well as cash flow information when applicable. Because many fixed-income investment securities do not trade on a daily basis, the model uses available information such as benchmark yield curves, benchmarking of like investment securities, sector groupings and matrix pricing. The model will also use processes such as an option adjusted spread to assess the impact of interest rates and to develop prepayment estimates. Market inputs normally used in the pricing model include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

Management validates the market values provided by the third party service by having another recognized pricing service price a random sample of securities each quarter, monthly monitoring of variances from prior period pricing and, on a monthly basis, evaluating pricing changes compared to expectations based on changes in the financial markets.

The equity investments included in Level 2 are based on broker prices and are included in Level 2 because they are not traded on an active exchange market.

Other investments are comprised of FHLB stock whose fair value is based on its par value. Additional information on FHLB stock is provided in Note 8, “Other Investments.”

Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 13, “Derivatives.”

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

We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2012, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position.

The fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less costs to sell or an executed sales agreement.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are pooled trust preferred collateralized debt obligations, non-marketable equity investments, loans held for sale and certain interest rate derivatives.

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities since 2009; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 9, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

Management validates the fair value of the pooled trust preferred collateralized debt obligations by monitoring the performance of the underlying collateral, discussing the discount rate, cash flow assumptions and general market trends with the specialized third party and confirming changes in the underlying collateral to the trustee reports. Management’s monitoring of the underlying collateral includes deferrals of interest payments, payment defaults, cures of previously deferred interest payments, any regulatory filings or actions and general news

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

related to the underlying collateral. Management also evaluates fair value changes compared to expectations based on changes in the interest rates used in determining the discount rate and general financial markets.

The estimated fair value of the non-marketable equity investments included in level 3 is based on par value.

Loans held for sale are carried at the lower of cost or fair value with the fair value being the expected sales price of the loan. The estimated fair value of the loans currently held for sale was determined by calculating the discounted expected future cash flows of the loan. The discount rate applied to the future cash flows was determined based on a risk based expected return and capital structure of potential buyers. If a sales agreement has been executed, the fair value is equal to the sales price.

For interest rate derivatives included in Level 3, the fair value incorporates credit risk by considering such factors as likelihood of default and expected loss given default based on the credit quality of the underlying counterparties (loan customers).

In 2012, we have not realized any losses due to a counterparty’s inability to pay any net uncollateralized position. However, as the result of deterioration in the counterparties (loan customers) credit quality for certain interest rate derivatives, future amounts previously believed to be collectible under the terms of the interest rate derivative have now been deemed to be uncollectible.

In accordance with ASU 2011-04, the following table provides information related to quantitative inputs and assumptions used in Level 3 fair value measurements.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range/ (weighted average)
Pooled Trust Preferred Securities	$24,508	Discounted Cash Flow	Probability of default	0% -100% - (35.23%)
			Prepayment rates	0% - 100% (10.51%)
			Discount rates	6.75% - 20%(a)

Loans Held for Sale	$ 3,959(b)	Discounted Cash Flow	Discount rate	16%(c)

Other Investments	$1,420	Par Value	N/A	N/A

Interest Rate Swap	$0	Option model	Counterparty credit risk	62.80% - 197.43%(d)

Impaired Loans	$ 20,157(e)	Discounted Cash Flow	Discount rate	8.42% - 21%

Other Real Estate Owned	$596	Internal Valuation	N/A	N/A

(a)	incorporates premium related to credit quality and illiquidity of securities.
(b)	the remainder of the balance of loans held for sale is not included in this disclosure as that balance represents loans valued at cost, which is lower than fair value.
(c)	incorporates premium related to credit quality of loans.
(d)	represents the range of the credit spread curve used in valuation.
(e)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

The significant unobservable inputs used in the fair value measurement of pooled trust preferred securities are the probability of default, discount rates and prepayment rates. Significant increases in the probability of default or

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

discount rate used would result in a decrease in the estimated fair value of these securities while decreases in these variables would result in higher fair value measurements. In general, a change in the assumption of probability of default is accompanied by a directionally similar change in the discount rate. In most cases, increases in the prepayment rate assumptions would result in a higher estimated fair value for these securities while decreases would provide for a lower value. The direction of this change is somewhat dependent on the structure of the investment and the amount of the investment tranches senior to our position.

The discount rate is the significant unobservable input used in the fair value measurement of loans held for sale and impaired loans. Significant increases in this rate would result in a decrease in the estimated fair value of the loans, while a decrease in this rate would result in higher fair value measurement.

The significant unobservable input used in the fair value measurement of interest rate swaps classified as Level 3 is counterparty credit risk and the resulting range of the credit spread curve used in the valuation. Higher credit risk would result in an increased credit spread, which would reduce the fair value of the interest rate swap.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$0	$36,008	$0	$36,008
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage-Backed Securities – Residential	0	863,484	0	863,484
Mortgage-Backed Securities – Commercial	0	186	0	186
Other Government – Sponsored Enterprises	0	268,526	0	268,526
Obligations of States and Political Subdivisions	0	454	0	454
Corporate Securities	0	11,917	0	11,917
Pooled Trust Preferred Collateralized Debt Obligations	0	0	24,508	24,508

Total Debt Securities	0	1,180,575	24,508	1,205,083
Equities	440	0	1,420	1,860

Total Securities Available for Sale	440	1,180,575	25,928	1,206,943
Other Investments	0	37,806	0	37,806
Loans Held for Sale	0	0	8,076	8,076
Other Assets (a)	0	15,303	0	15,303

Total Assets	$440	$1,233,684	$34,004	$1,268,128

Other Liabilities (a)	$0	$17,686	$0	$17,686

Total Liabilities	$0	$17,686	$0	$17,686

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$0	$36,194	$0	$36,194
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage-Backed Securities – Residential	0	801,031	0	801,031
Mortgage-Backed Securities – Commercial	0	193	0	193
Other Government – Sponsored Enterprises	0	268,648	0	268,648
Obligations of States and Political Subdivisions	0	459	0	459
Corporate Securities	0	11,411	0	11,411
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,980	22,980

Total Debt Securities	0	1,117,936	22,980	1,140,916
Equities	440	0	1,420	1,860

Total Securities Available for Sale	440	1,117,936	24,400	1,142,776
Other Investments	0	39,796	0	39,796
Loans Held for Sale	0	0	13,412	13,412
Other Assets (a)	0	16,064	0	16,064

Total Assets	$440	$1,173,796	$37,812	$1,212,048

Other Liabilities (a)	$0	$18,986	$0	$18,986

Total Liabilities	$0	$18,986	$0	$18,986

(a)	Non-hedging interest rate derivatives

For the three-month periods ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$22,980	$1,420	$13,412	$0	$37,812
Total gains or losses
Included in earnings	0	0	1,768	(461)	1,307
Included in other comprehensive income	2,268	0	0	0	2,268
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	(6,809)	0	(6,809)
Settlements	(740)	0	(295)	0	(1,035)
Transfers into Level 3	0	0	0	461	461

Balance, end of period	$24,508	$1,420	$8,076	$0	34,004

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

	2011
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$343	$21,376	$26,352	$1,570	$49,641
Total gains or losses
Included in earnings	4	314	0	0	318
Included in other comprehensive income	(20)	(175)	2,122	0	1,927
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	(327)	(6,700)	0	0	(7,027)
Settlements	0	0	(809)	0	(809)
Transfers from Level 3	0	0	0	0	0

Balance, end of period	$0	$14,815	$27,665	$1,570	$44,050

For the three-months ended March 31, 2012, there were no transfers between fair value Levels 1 and 2. However, $0.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk. Because the credit quality of the underlying counterparty declined below investment grade, the swaps were valued utilizing more than interest rate yield curves. There were no transfers between Levels 1, 2 and 3 for the three-months ended March 31, 2011. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2012 and 2011.

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$0	$44,112	$25,545	$69,657
Other real estate owned	0	21,398	596	21,994

Total Assets	$0	$65,510	$26,141	$91,651

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$0	$73,783	$26,349	$100,132
Other real estate owned	0	31,232	438	31,670

Total Assets	$0	$105,015	$26,787	$131,802

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The following losses were realized on the assets measured on a nonrecurring basis for the three-months ended March 31:

	2012	2011
Impaired loans	$(376)	$(13,261)
Other real estate owned	(2,909)	0

Total losses	$(3,285)	$(13,261)

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

The fair value for other real estate owned is determined by either an independent market based appraisal less costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned has a book cost of $21.3 million as of March 31, 2012 and consisted primarily of a manufacturing plant in northern Pennsylvania, residential real estate in eastern Pennsylvania and a hotel/resort in Illinois. During the first quarter of 2012, the sale of an office building in western Pennsylvania which was previously in OREO for $6.8 million was completed and resulted in a $0.3 million loss at the time of sale. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the three-months ended March 31, 2012.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

Securities: Fair values for securities available for sale are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligations values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument. The carrying value of other investments, which includes FHLB stock, is considered a reasonable estimate of fair value.

Loans held for sale: The fair value of loans held for sale is estimated utilizing a present value of future discounted cash flows of the loan utilizing a risk based expected return to discount the value unless a sales agreement has been executed, in which case the sales price would equal fair value.

Loans: The fair values of all loans are estimated by discounting the estimated future cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality adjusted for past due and nonperforming loans, which is not an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million at March 31, 2012 and $0.1 million at December 31, 2011. See Note 6, “Commitments and Contingent Liabilities,” for additional information.

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

Short-term borrowings: The fair values of borrowings from the FHLB were estimated based on the estimated incremental borrowing rate for similar types of borrowings. The carrying amounts of other short-term borrowings such as federal funds purchased and securities sold under agreement to repurchase were used to approximate fair value due to the short-term nature of the borrowings.

Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimated incremental borrowing rate for similar types of borrowing arrangements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2012
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$74,889	$74,889	$74,889	$0	$0
Interest-bearing deposits	6,663	6,663	6,663	0	0
Securities available for sale	1,206,943	1,206,943	440	1,180,575	25,928
Other investments	37,806	37,806	0	37,806	0
Loans held for sale	8,076	9,231	0	5,272	3,959
Loans	4,128,588	4,198,278	0	44,112	4,154,166

Financial liabilities
Deposits	4,633,831	4,577,192	0	4,577,192	0
Short-term borrowings	309,373	309,368	0	309,368	0
Long-term debt	101,018	103,470	0	103,470	0
Subordinated debt	105,750	76,812	0	0	76,812

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$74,967	$74,967
Interest-bearing deposits	3,511	3,511
Securities available for sale	1,142,776	1,142,776
Other investments	39,796	39,796
Loans held for sale	13,412	13,412
Loans	4,043,643	4,113,525

Financial liabilities
Deposits	4,504,684	4,452,235
Short-term borrowings	312,777	312,777
Long-term debt	101,664	103,749
Subordinated debt	105,750	75,310

Note 13 Derivatives

First Commonwealth is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 13 Derivatives (Continued)

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

We have nine risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Credit value adjustment	$(2,356)	$(2,963)
Notional Amount:
Interest rate derivatives	176,106	187,368
Risk participation agreements	146,166	128,098
Sold credit protection on risk participation agreements	(22,049)	(22,147)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in other income on the Consolidated Statements of Income for the three-months ended March 31:

	2012	2011
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase in other income	$606	$209

During 2012, total credit risk income of $0.9 million was recognized, offset by $0.3 million in expense relates to three interest rate swaps that were downgraded during the first quarter to a below investment grade rating. As a result of the deterioration of credit risk related to the counterparty, a larger mark-to-market adjustment was recorded. The fair value of our derivatives is included in a table in Note 12 “Fair Values of Assets and Liabilities,” in the line items other assets and other liabilities.

Note 14 Goodwill

FASB ASC Topic 350-20, “Intangibles – Goodwill and Other” requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When triggering

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

(Unaudited) (Continued)

Notes to Condensed Consolidated Financial Statements (Continued)

Note 14 Goodwill (Continued)

events or circumstances indicate goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. ASU 2011-08 provides that if an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required.

First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of March 31, 2012 and December 31, 2011 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2012 or 2011.

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of March 31, 2012 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the step 2 goodwill impairment test completed as of December 31, 2011 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring during the first quarter of 2012.

As of March 31, 2012, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three-months ended March 31, 2012 and 2011, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 45 for the three-months ended March 31, 2012 and 2011.

Results of Operations

Net Income

For the three-months ended March 31, 2012, First Commonwealth had net income of $11.1 million, or $0.11 per share, compared to net income of $5.2 million or $0.05 per share in the three-months ended March 31, 2011. The increase in net income is primarily the result of a lower provision for credit losses and higher gains recognized on the sale of assets offset by losses recognized on the sale or write-down of assets.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, was $49.4 million in the first quarter of 2012, which is consistent with the same period in 2011. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 73% and 77% for the three-months ended March 31, 2012 and 2011, respectively.

Net interest margin, on a fully taxable equivalent basis, was 3.75% for the three-months ended March 31, 2012 compared to 3.87% for the three-months ended March 31, 2011. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The taxable equivalent yield on interest-earning assets was 4.39% for the three-months ended March 31, 2012, a decrease of 38 basis points from the 4.77% for the same period in 2011. This decline can be attributed to the repricing of our variable rate assets in a declining rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was .79% for the three

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

months ended March 31, 2012, compared to 1.10% for the same period in 2011. Also, impacting the net interest margin in the first quarter of 2012 was the recognition of $1.0 million in interest income related to the payoff of a loan that was previously in nonaccrual status. This contributed 8 basis points to the net interest margin for the three months ended March 31, 2012.

Comparing the three months ended March 31, 2012 with the same period in 2011, changes in interest rates negatively impacted net interest income by $1.6 million. The lower yield on interest-earning assets adversely impacted net interest income by $3.9 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $2.3 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, disciplined pricing strategies and increasing our investment volumes within established interest rate risk management guidelines.

While decreases in interest rates and yields compressed the interest rate margin, increases in average interest-earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.5 million in the three-months ended March 31, 2012 compared to the same period in 2011. Higher levels of interest-earning assets resulted in an increase of $0.7 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $0.8 million

Positively affecting net interest income was a $74.9 million increase in average net free funds at March 31, 2012 as compared to March 31, 2011. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three-months ended March 31:

	2012	2011
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$56,616	$59,469
Adjustment to fully taxable equivalent basis	1,217	1,530

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	57,833	60,999
Interest expense	8,446	11,600

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$49,387	$49,399

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three-months ended March 31:

	2012			2011
	Average Balance	Income/ Expense (a)	Yield or Rate	Average Balance	Income/ Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,776	$1	0.11%	$11,163	$9	0.34%
Tax-free investment securities	457	8	7.04	17,358	286	6.69
Taxable investment securities	1,178,774	8,570	2.92	983,352	8,391	3.46
Loans, net of unearned income (b)(c)	4,115,483	49,254	4.81	4,171,083	52,313	5.09

Total interest-earning assets	5,298,490	57,833	4.39	5,182,956	60,999	4.77

Noninterest-earning assets:
Cash	73,673			73,902
Allowance for credit losses	(64,458)			(76,030)
Other assets	593,648			591,216

Total noninterest-earning assets	602,863			589,088

Total Assets	$5,901,353			$5,772,044

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$624,519	$96	0.06%	$585,820	$134	0.09%
Savings deposits (d)	1,951,740	1,305	0.27	1,866,142	1,966	0.43
Time deposits	1,203,668	4,846	1.62	1,471,492	7,436	2.05
Short-term borrowings	334,454	227	0.27	172,440	185	0.43
Long-term debt	207,338	1,972	3.83	185,142	1,879	4.12

Total interest-bearing liabilities	4,321,719	8,446	0.79	4,281,036	11,600	1.10

Noninterest-bearing liabilities and shareholders' equity:
Noninterest-bearing demand deposits (d)	764,667			687,041
Other liabilities	50,312			48,587
Shareholders' equity	764,655			755,380

Total noninterest-bearing funding sources	1,579,634			1,491,008

Total Liabilities and Shareholders' Equity	$5,901,353			$5,772,044

Net Interest Income and Net Yield on Interest-Earning Assets		$49,387	3.75%		$49,399	3.87%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three-months ended March 31, 2012 compared with March 31, 2011:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(8)	$(6)	$(2)
Tax-free investment securities	(278)	(279)	1
Taxable investment securities	179	1,667	(1,488)
Loans	(3,059)	(698)	(2,361)

Total interest income (b)	(3,166)	684	(3,850)
Interest-bearing liabilities:
Interest-bearing demand deposits	(38)	9	(47)
Savings deposits	(661)	91	(752)
Time deposits	(2,590)	(1,354)	(1,236)
Short-term borrowings	42	172	(130)
Long-term debt	93	225	(132)

Total interest expense	(3,154)	(857)	(2,297)

Net interest income	$(12)	$1,541	$(1,553)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the three-months ended March 31:

	2012		2011
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,619	43%	$1,592	11%
Real estate construction	(195)	(5)	5,776	42
Residential real estate	44	1	2,313	17
Commercial real estate	487	13	3,951	29
Loans to individuals	831	22	270	2
Unallocated	1,001	26	(85)	(1)

Total	$3,787	100%	$13,817	100%

The provision for credit losses for the three-months ended March 31, 2012 decreased in comparison to the three-months ended March 31, 2011, by $10.0 million or 73%. The provision for credit losses for the three-months ended March 31, 2012, was slightly less than the $4.3 million in net credit losses for the period, primarily due to a $15.0 million, or 8%, decline in classified loans compared to December 31, 2011 and a $1.3 million decrease in the amount of specific reserves on impaired loans compared to December 31, 2011.

During the three-months ended March 31, 2012, there was no significant provision for credit losses related to any individual loan or loan category. The $1.0 million unallocated provision for credit losses is a result of management’s analysis of certain qualitative factors impacting the reserve for credit losses. This analysis included factors related to portfolio risk, economic conditions and recent industry underwriting trends.

The allowance for credit losses was $60.7 million, or 1.47% of total loans outstanding at March 31, 2012, compared to $61.2 million, or 1.51% at December 31, 2011 and $76.8 million, or 1.88% at March 31, 2011. The decline from 1.88% at March 31, 2011, can be attributed to a $235.8 million, or 47%, decline in criticized loans. Nonperforming loans as a percentage of total loans decreased to 2.17% at March 31, 2012 from 2.76% at December 31, 2011 and 3.45% as of March 31, 2011. The allowance to nonperforming loans is 74%, 62% and 55% as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Improvement in these ratios contributed to the lower level of provision for credit losses for the three-months ended March 31, 2012.

Net credit losses were $4.3 million in the three-months ended March 31, 2012 compared to $8.3 million for the same period in 2011. The most significant credit loss recognized during the quarter was a $1.2 million partial charge-off of a commercial, financial, agricultural and other loan relationship. Net credit losses during the three-month period did not include any other significant individual charge-offs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses(Continued)

Below is an analysis of the consolidated allowance for credit losses for the three-months ended:

	March 31,		December 31,		March 31,
	2012		2011		2011
	(dollars in thousands)
Balance, beginning of period	$61,234	(a)	$72,117	(a)	$71,229	(a)
Loans charged off:
Commercial, financial, agricultural and other	1,914		3,472		960
Real estate construction	190		14,316		4,999
Residential real estate	1,712		1,421		1,104
Commercial real estate	235		17,943		766
Loans to individuals	941		993		779

Total loans charged off	4,992		38,145		8,608

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	238		138		104
Real estate construction	56		955		0
Residential real estate	133		14		19
Commercial real estate	158		110		76
Loans to individuals	118		133		155

Total recoveries	703		1,350		354

Net credit losses	4,289		36,795		8,254
Provision charged to expense	3,787		25,912		13,817

Balance, end of period	$60,732		$61,234		$76,792

(a)	The balance at the beginning of the period represents December 31, 2011, September 30, 2011 and December 31, 2010.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income

The following table presents the components of noninterest income for the three-months ended March 31:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,542	$1,718	$(176)	(10)%
Service charges on deposit accounts	3,502	3,426	76	2
Insurance and retail brokerage commissions	1,424	1,562	(138)	(9)
Income from bank owned life insurance	1,445	1,357	88	6
Income from other real estate owned	964	0	964	—
Card related interchange income	3,114	2,800	314	11
Other income	3,274	2,657	617	23

Subtotal	15,265	13,520	1,745	13
Net securities gain	0	577	(577)	(100)
Gain on sale of assets	2,115	231	1,884	816

Total noninterest income	$17,380	$14,328	$3,052	21%

Noninterest income, excluding net securities gains and gains on sale of assets increased $1.7 million or 13% for the first quarter of 2012 compared to 2011. The most notable change is the income from other real estate owned which includes rental income received from a western Pennsylvania office complex foreclosed on at the end of the first quarter of 2011. This property was sold in March 2012. In addition, other income increased $0.6 million compared to the prior period. This increase can be attributed to $0.6 million in derivative mark-to-market income recorded and $0.4 million in fees recognized for interest rate swaps originated this quarter.

Total noninterest income increased $3.1 million in comparison to the three-months ended March 31, 2011. The most significant change in noninterest income was the increase in gain on sale of assets of $1.9 million. This increase is primarily the result of the sale of a loan that was transferred to held for sale in the fourth quarter of 2011. The sale of this loan was completed in March 2012 resulting in a $1.7 million gain.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense

The following table presents the components of noninterest expense for the three-months ended March 31:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$21,758	$21,128	$630	3%
Net occupancy expense	3,404	3,732	(328)	(9)
Furniture and equipment expense	3,184	3,180	4	0
Data processing expense	1,563	1,424	139	10
Pennsylvania shares tax expense	1,183	1,178	5	0
Intangible amortization	371	390	(19)	(5)
Collection and repossession expense	2,699	1,316	1,383	105
Other professional fees and services	1,199	1,125	74	7
FDIC Insurance	1,237	1,835	(598)	(33)
Unfunded commitment reserve	913	(357)	1,270	356
Other operating expenses	5,952	6,177	(225)	(4)

Subtotal	43,463	41,128	2,335	6
Loss on sale or write-down of assets	3,289	301	2,988	993

Total noninterest expense	$46,752	$41,429	$5,323	13%

The 2012 increase in noninterest expense is largely attributable to expenses incurred to resolve several problem commercial credits. Compared to the first quarter of 2011, credit collection costs increased $1.4 million, the reserve for unfunded commitment reserves increased $1.3 million and loss on sale or write-down of assets increased $3.0 million.

Salary and employee benefits expense reflects an increase compared to the first quarter of 2011 primarily due to normal merit increases, the hiring of additional business development professionals and a higher level of employee incentives as a result of increased loan and deposit volumes. New loans originated during the first quarter of 2012 totaled $421.3 million compared to $163.6 million in the first quarter of 2011. The number of full-time equivalent employees decreased 93 positions from 1,519 at March 31, 2011 to 1,426 at March 31, 2012.

Collection and repossession expense increased when comparing first quarter 2012 to the same period in 2011, primarily as a result of $1.2 million in expenses to maintain one OREO property. This property was sold in March 2012. Also, during the three-months ended March 31, 2012, legal and consulting expenses increased as a result of our continuous efforts to resolve problem credits.

FDIC insurance expense decreased due to changes made by the FDIC in the calculation of this expense. The FDIC revised its assessment methodology effective April 1, 2011. The revised calculation is based on net assets as opposed to total assets and resulted in favorable effects for us.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

The unfunded commitment reserve for the period is based on a calculation using outstanding commitments at period end, expected loss and expected usage. During the first quarter of 2012, this expense was impacted by increased commitments and changes in expected utilization rates.

The most significant increase in noninterest expense is the increase on loss on sale or write-down of assets. In March 2012, an updated appraisal was received for one OREO property in central Pennsylvania resulting in a $2.8 million write-down. The previous appraisal on this property was obtained in March 2011.

Income Tax

The provision for income taxes increased $2.3 million for the three-months ended March 31, 2012, compared to the corresponding period in 2011. The higher provision for income taxes was primarily due to the increase in net income before tax of $8.1 million as well as a decrease in tax-exempt income of $0.6 million due to the sale of tax-exempt investment securities during the first quarter of 2011.

We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the three-months ended March 31, 2012 and 2011.

We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 26.4% and 24.5% for the three-months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, our deferred tax assets totaled $66.5 million. Based on our evaluation as of March 31, 2012, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2012, liquidity provided from the $129.2 million increase in deposits and the net decrease of $62.9 million in investment securities provided funds to originate loans. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

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

In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of March 31, 2012, our maximum borrowing capacity under this program was $887.1 million and as of that date there was $56.4 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of March 31, 2012, our outstanding certificates of deposits from this program have an average weighted rate of 0.29% and an average original term of 96 days.

An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At March 31, 2012, the borrowing capacity under this program totaled $772.5 million and there were no amounts outstanding.

Additionally, as of March 31, 2012, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.2 billion and as of that date amounts used against this capacity included $245.8 million in outstanding borrowings and $15.1 million in letter of credit commitments used for pledging public funds.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution and as of March 31, 2012 there are no amounts outstanding on this line. Additionally, we guarantee a $1.1 million ESOP loan. For this loan we are currently not meeting the debt covenant related to return on average assets. We are working with the lender and expect to obtain a waiver or modification for this covenant.

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first three months of 2012, total deposits increased $129.1 million. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	March 31,	December 31,
	2012	2011
	(dollars in thousands)
Noninterest-bearing demand deposits	$818,896	$780,377
Interest-bearing demand deposits	122,320	95,945
Savings deposits	2,469,736	2,430,802
Time deposits	1,222,879	1,197,560

Total	$4,633,831	$4,504,684

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Liquidity (Continued)

At March 31, 2012, noninterest-bearing demand deposits increased by $38.5 million and interest-bearing deposits increased $90.6 million compared to December 31, 2011. The growth in interest-bearing deposits is consistent across deposit types and represents positive results of marketing promotions aimed at attracting new and retaining existing customers.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.75 at March 31, 2012 and 0.76 at December 31, 2011. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of March 31, 2012 and December 31, 2011:

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Market Risk (Continued)

	March 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,898,801	$154,370	$346,379	$2,399,550	$1,474,208	$176,735
Investments	109,762	78,169	196,143	384,074	490,138	364,127
Other interest-earning assets	6,663	0	0	6,663	0	0

Total interest-sensitive assets (ISA)	2,015,226	232,539	542,522	2,790,287	1,964,346	540,862

Certificates of Deposit	265,312	251,887	199,217	716,416	495,937	10,526
Other deposits	2,592,056	0	0	2,592,056	0	0
Borrowings	407,787	149	302	408,238	68,281	39,622

Total interest-sensitive liabilitites (ISL)	3,265,155	252,036	199,519	3,716,710	564,218	50,148

Gap	$(1,249,929)	$(19,497)	$343,003	$(926,423)	$1,400,128	$490,714

ISA/ISL	0.62	0.92	2.72	0.75	3.48	10.79
Gap/Total assets	20.94%	0.33%	5.75%	15.52%	23.46%	8.22%

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,859,623	$156,447	$287,873	$2,303,943	$1,486,729	$174,495
Investments	125,112	107,723	205,335	438,170	418,413	320,739
Other interest-earning assets	3,511	0	0	3,511	0	0

Total interest-sensitive assets (ISA)	1,988,246	264,170	493,208	2,745,624	1,905,142	495,234

Certificates of Deposit	154,218	192,154	323,085	669,457	517,572	10,531
Other deposits	2,526,747	0	0	2,526,747	0	0
Borrowings	386,683	25,147	299	412,129	68,334	39,728

Total interest-sensitive liabilitites (ISL)	3,067,648	217,301	323,384	3,608,333	585,906	50,259

Gap	$(1,079,402)	$46,869	$169,824	$(862,709)	$1,319,236	$444,975

ISA/ISL	0.65	1.22	1.53	0.76	3.25	9.85
Gap/Total assets	18.48%	0.80%	2.91%	14.77%	22.59%	7.62%

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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2012	$(8,332)	$(4,067)	$530	$1,971
December 31, 2011	(7,787)	(3,997)	704	2,324

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three-month period ended March 31, 2012 and 2011, the cost of our interest-bearing liabilities averaged 0.79% and 1.10%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.39% and 4.77%, respectively.

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

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first quarter of 2012, one relationship totaling $0.1 million was identified as troubled debt restructuring. Please refer to Note 10 “Loans and Allowance for Credit Losses” for additional information on troubled debt restructuring.

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

The allowance for credit losses was $60.7 million at March 31, 2012 or 1.47% of total loans outstanding compared to 1.51% reported at December 31, 2011 and 1.88% at March 31, 2011. The stability in the March 31, 2012 ratio when compared to December 31, 2011 can be primarily attributable to a $1.3 million decrease in specific reserves resulting from an $17.2 million decrease in nonperforming loans coupled with $84.9 million in loan growth, particularly in commercial loans. Complementing the decrease in nonaccrual loans is a decrease in other credits measures. The level of criticized loans improved as of March 31, 2012 compared to December 31, 2011, as criticized loans decreased $26.5 million, or 9% and delinquency on accruing loans for the same period declined $10.2 million, or 29%.

The allowance for credit losses as a percentage of nonperforming loans was 74% as of March 31, 2012 compared to 62% at December 31, 2011 and 55% at March 31, 2011. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $11.9 million related to nonperforming loans covering 15% of the total nonperforming balance. Management believes that the allowance for credit losses

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2012.

The following table identifies amounts of loan losses and nonperforming loans and securities:

	March 31,				December 31,
	2012		2011		2011
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$36,405		$94,896		$33,635
Loans held for sale on a nonaccrual basis	8,076		0		13,412
Troubled debt restructured loans on nonaccrual basis	41,690		33,844		44,841
Troubled debt restructured loans on accrual basis	3,482		11,724		20,276

Total nonperforming loans	$89,653		$140,464		$112,164

Loans past due in excess of 90 days and still accruing	$8,126		$15,202		$11,015
Other real estate owned	$21,335		$28,768		$30,035
Loans outstanding at end of period	$4,136,664		$4,074,270		$4,057,055
Average loans outstanding	$4,115,483	(a)	$4,171,083	(a)	$4,061,822	(b)
Nonperforming loans as a percentage of total loans	2.17%		3.45%		2.76%
Provision for credit losses	$3,787	(a)	$13,817	(a)	$55,816	(b)
Allowance for credit losses	$60,732		$76,792		$61,234
Net charge-offs	$4,289	(a)	$8,254	(a)	$65,811	(b)
Net charge-offs as a percentage of averge loans outstanding (annualized)	0.42%		0.80%		1.62%
Provision for credit losses as a percentage of net charge-offs	88.30	%(a)	167.40	%(a)	84.81	%(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.47%		1.88%		1.51%
Allowance for credit losses as a percentage of nonperforming loans (c)	74.45%		54.67%		62.01%
Nonperforming Securities:
Nonaccrual securities at market value	$0		$17,214		$0

(a)	For the three-month period ended.
(b)	For the twelve-month period ended.
(c)	End of period loans and nonperforming loans exclude loans held for sale.

During the first quarter of 2012, accruing troubled debt restructured loans decreased $16.8 million from December 31, 2012. During the first quarter of 2012, an $11.3 million loan to a waste management company in Pennsylvania paid off due to the sale of the business. In addition, a $2.2 million loan to a retail development company in western Pennsylvania paid off during the first quarter.

The nonaccrual securities included in the above table are pooled trust preferred collateralized debt obligations. At June 30, 2011, all of these securities were returned to accrual status because of management’s expectation that all remaining principal and interest will be received. Evidence supporting management’s estimates related to timing and amount of future cash flows include no other-than-temporary impairment charges have been recorded since the third quarter of 2010 and improvement in the underlying collateral of these bonds has occurred, evidenced by a continued decline in new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,051,209	25%	$996,739	25%
Real estate construction	64,158	2	76,564	2
Residential real estate	1,174,572	28	1,137,059	28
Commercial real estate	1,264,060	31	1,267,432	31
Loans to individuals	574,589	14	565,849	14

Total loans and leases net of unearned income	$4,128,588	100%	$4,043,643	100%

	For the three-months ending March 31, 2012			As of March 31, 2012
	Net Charge-offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans	Nonperforming Loans (a)	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
			(dollars in thousands)
Commercial, financial, agricultural and other	$1,676	39.08%	0.16%	$32,421	39.74%	0.78%
Real estate construction	134	3.12	0.01	13,951	17.10	0.34
Residential real estate	1,579	36.81	0.16	4,871	5.97	0.12
Commercial real estate	77	1.80	0.01	30,334	37.19	0.73
Loans to individuals	823	19.19	0.08	0	0.00	0.00

Total loans, net of unearned income	$4,289	100.00%	0.42%	$81,577	100.00%	1.97%

(a)	Nonperforming loan balances do not include loans held for sale.

As the above table illustrates, three categories of loans – commercial, financial, agricultural and other, real estate construction and commercial real estate – were a significant portion of the nonperforming loans as of March 31, 2012. See discussions related to the provision for credit losses and loans for more information.

Capital Resources

At March 31, 2012, shareholders’ equity was $767.4 million, an increase of $8.8 million from December 31, 2011. The increase was primarily the result of $11.1 million net income offset by $3.1 million of dividends paid to shareholders. Additionally, other comprehensive income increased $1.0 million due to changes in the fair value of available for sale investments and unearned ESOP shares decreased $0.5 million. Cash dividends declared per common share were $0.03 for the three-months ended March 31, 2012 and 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of March 31, 2012, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

The table below presents First Commonwealth’s capital position at March 31, 2012.

	Actual		Regulatory Minimum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$731,105	14.8%	$395,921	8.0%	N/A	N/A
First Commonwealth Bank	699,963	14.2	394,462	8.0	$493,077	10.0%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$669,226	13.5%	$197,960	4.0%	N/A	N/A
First Commonwealth Bank	638,309	13.0	197,231	4.0	$295,846	6.0%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$669,226	11.7%	$228,016	4.0%	N/A	N/A
First Commonwealth Bank	638,309	11.3	226,160	4.0	$282,700	5.0%

On April 24, 2012, First Commonwealth Financial Corporation declared a quarterly dividend of $0.05 per share payable on May 18, 2012. This dividend represents a 67% increase over the previous quarterly dividend of $0.03 per share. Whether to increase the dividend level in the future will be dependent on both consistent earnings and continued improvement in economic conditions.

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

The information required by this Item is set forth in the “Legal proceedings” section in Part I, Item 1, Note 6 “Commitments and Contingent Liabilities” which is incorporated herein by reference in response to this item.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors described in Item 1A in First Commonwealth’s Annual Report on Form 10-K for the period ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Amended and Restated Employment Agreement dated January 1, 2012 among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the Current Report on Form 8-K filed January 5, 2012

10.2	Restricted Stock Agreement dated January 1, 2012 between First Commonwealth Financial Corporation and T. Michael Price	Exhibit 10.2 to the Current Report on Form 8-K filed January 5, 2012

10.3	Form of Restricted Stock Agreement for service-based restricted stock	Filed herewith

10.4	2012 Annual Incentive Plan	Filed herewith

10.5	2012-2014 Long-Term Incentive Plan	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: May 8, 2012	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 8, 2012	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer