Form 10-Q
period 2012-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2012-08-07
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 2, 2012, was 104,724,846.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2012	December 31, 2011
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$82,659	$74,967
Interest-bearing bank deposits	3,839	3,511
Securities available for sale, at fair value	1,159,202	1,142,776
Other investments	35,916	39,796
Loans held for sale	0	13,412
Loans:
Portfolio loans	4,159,531	4,043,643
Allowance for credit losses	(61,676)	(61,234)

Net loans	4,097,855	3,982,409

Premises and equipment, net	66,740	66,755
Other real estate owned	19,140	30,035
Goodwill	159,956	159,956
Amortizing intangibles, net	3,101	3,843
Other assets	318,408	323,662

Total assets	$5,946,816	$5,841,122

Liabilities
Deposits (all domestic):
Noninterest-bearing	$823,880	$780,377
Interest-bearing	3,638,082	3,724,307

Total deposits	4,461,962	4,504,684
Short-term borrowings	474,264	312,777

Subordinated debentures	105,750	105,750
Other long-term debt	75,370	101,664

Total long-term debt	181,120	207,414
Other liabilities	56,980	57,704

Total liabilities	5,174,326	5,082,579

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at June 30, 2012 and December 31, 2011 and 104,728,846 and 104,916,994 shares outstanding at June 30, 2012 and December 31, 2011, respectively	105,563	105,563
Additional paid-in capital	365,541	365,868
Retained earnings	307,466	294,056
Accumulated other comprehensive income, net	2,834	2,001
Treasury stock (834,609 and 646,461 shares at June 30, 2012 and December 31, 2011, respectively)	(8,314)	(7,345)
Unearned ESOP shares	(600)	(1,600)

Total shareholders’ equity	772,490	758,543

Total liabilities and shareholders’ equity	$5,946,816	$5,841,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$46,408	$49,379	$94,448	$100,262
Interest and dividends on investments:
Taxable interest	8,279	8,558	16,828	16,932
Interest exempt from federal income taxes	5	13	10	199
Dividends	19	12	40	29
Interest on bank deposits	1	27	2	36

Total interest income	54,712	57,989	111,328	117,458
Interest Expense
Interest on deposits	5,643	9,093	11,890	18,629
Interest on short-term borrowings	279	178	506	363

Interest on subordinated debentures	1,422	1,386	2,855	2,769
Interest on other long-term debt	450	447	989	943

Total interest on long-term debt	1,872	1,833	3,844	3,712

Total interest expense	7,794	11,104	16,240	22,704

Net Interest Income	46,918	46,885	95,088	94,754
Provision for credit losses	4,297	9,112	8,084	22,929

Net Interest Income after Provision for Credit Losses	42,621	37,773	87,004	71,825
Noninterest Income
Changes in fair value on impaired securities	(1,323)	448	175	2,317
Non-credit related losses (gains) on securities not expected to be sold (recognized in other comprehensive income)	1,323	(448)	(175)	(2,317)

Net impairment losses	0	0	0	0
Net securities gains	0	1,608	0	2,185
Trust income	1,607	1,764	3,149	3,482
Service charges on deposit accounts	3,737	3,748	7,239	7,174
Insurance and retail brokerage commissions	1,670	1,616	3,094	3,178
Income from bank owned life insurance	1,459	1,390	2,904	2,747
Gain on sale of assets	1,444	1,251	3,559	1,482
Card related interchange income	3,285	3,042	6,399	5,842
Other income	2,894	2,645	7,132	5,302

Total noninterest income	16,096	17,064	33,476	31,392
Noninterest Expense
Salaries and employee benefits	22,363	21,546	44,121	42,674
Net occupancy expense	3,303	3,495	6,707	7,227
Furniture and equipment expense	3,024	3,135	6,208	6,315
Data processing expense	1,796	1,525	3,359	2,949
Pennsylvania shares tax expense	1,510	1,434	2,693	2,612
Intangible amortization	371	389	742	779
Collection and repossession expense	670	1,726	3,369	3,042
Other professional fees and services	940	1,099	2,139	2,224
FDIC insurance	1,262	1,248	2,499	3,083
Loss on sale or write-down of assets	500	4,214	3,789	4,515
Other operating expenses	6,109	5,889	12,974	11,709

Total noninterest expense	41,848	45,700	88,600	87,129

Income Before Income Taxes	16,869	9,137	31,880	16,088
Income tax provision	4,548	1,718	8,508	3,423

Net Income	$12,321	$7,419	$23,372	$12,665

Average Shares Outstanding	104,894,261	104,686,072	104,852,494	104,652,472
Average Shares Outstanding Assuming Dilution	104,901,239	104,686,072	104,855,543	104,653,604
Per Share Data:
Basic Earnings per Share	$0.12	$0.07	$0.22	$0.12
Diluted Earnings per Share	$0.12	$0.07	$0.22	$0.12
Cash Dividends Declared per Common Share	$0.05	$0.03	$0.08	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Income	$12,321	$7,419	$23,372	$12,665
Other comprehensive (loss) income, before tax (benefit) expense:
Unrealized holding gains on securities arising during the period	998	9,125	1,097	7,509
Non-credit related (losses) gains on securities not expected to be sold	(1,323)	448	175	2,317
Less: reclassification adjustment for (gains) losses on securities included in net income	0	(1,608)	0	(2,185)

Total other comprehensive (loss) income, before tax (benefit) expense	(325)	7,965	1,272	7,641
Income tax (benefit) expense related to items of other comprehensive (loss) income	(119)	2,787	439	2,674

Comprehensive Income	$12,115	$12,597	$24,205	$17,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				23,372				23,372
Other comprehensive income					833			833
Cash dividends declared ($0.08 per share)				(8,402)				(8,402)
Net decrease in unearned ESOP shares							1,000	1,000
ESOP market value adjustment ($477, net of $167 tax benefit)			(310)					(310)
Discount on dividend reinvestment plan purchases			(42)					(42)
Tax benefit of stock options exercised			1					1
Treasury stock acquired	(469,700)					(3,045)		(3,045)
Treasury stock reissued	57,552		0	(296)		650		354
Restricted stock	224,000		24	(1,264)		1,426		186

Balance at June 30, 2012	104,728,846	$105,563	$365,541	$307,466	$2,834	$(8,314)	$(600)	$772,490

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Net income				12,665				12,665
Other comprehensive income					4,967			4,967
Cash dividends declared ($0.06 per share)				(6,278)				(6,278)
Net decrease in unearned ESOP shares							1,000	1,000
ESOP market value adjustment ($472, net of $165 tax benefit)			(307)					(307)
Discount on dividend reinvestment plan purchases			(32)					(32)
Tax benefit of stock options exercised			6					6
Treasury stock acquired	(1,336)					(9)		(9)
Treasury stock reissued	13,760		0	(83)		155		72
Restricted stock	25,000	25	(10)	0		56		71
Common stock issuance	23,376	23	121			0		144

Balance at June 30, 2011	104,906,994	$105,563	$366,266	$297,796	$2,509	$(7,458)	$(2,600)	$762,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six-Months Ended June 30,
	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$23,372	$12,665
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,084	22,929
Deferred tax expense	1,934	211
Depreciation and amortization	3,800	4,827
Net (gains) losses on securities and other assets	(522)	1,384
Net amortization of premiums and discounts on securities	717	460
Net accretion of premiums and discounts on long-term debt	(56)	(69)
Income from increase in cash surrender value of bank owned life insurance	(2,904)	(2,747)
Decrease in interest receivable	1,031	1,085
Decrease in interest payable	(951)	(558)
Increase (decrease) in income taxes payable	7,042	(894)
Other-net	(3,945)	(122)

Net cash provided by operating activities	37,602	39,171
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	0	69,926
Proceeds from maturities and redemptions	276,167	229,515
Purchases	(292,056)	(331,702)
Proceeds from the redemption of FHLB stock	3,880	4,764
Proceeds from bank owned life insurance	1,408	88
Proceeds from sale of loans	15,981	4,402
Proceeds from sales of other assets	10,971	5,513
Net (increase) decrease in loans	(125,567)	181,216
Purchases of premises and equipment	(4,022)	(4,230)

Net cash (used in) provided by investing activities	(113,238)	159,492
Financing Activities
Net decrease in federal funds purchased	(26,300)	(12,800)
Net increase (decrease) in other short-term borrowings	187,787	(13,126)
Net decrease in deposits	(42,692)	(81,657)
Repayments of other long-term debt	(25,238)	(24,328)
Proceeds from issuance of common stock	0	144
Discount on dividend reinvestment plan purchases	(42)	(32)
Dividends paid	(8,402)	(6,278)
Proceeds from reissuance of treasury stock	354	72
Purchase of treasury stock	(1,812)	(9)
Stock option tax benefit	1	0

Net cash provided by (used in) financing activities	83,656	(138,014)

Net increase in cash and cash equivalents	8,020	60,649
Cash and cash equivalents at January 1	78,478	69,858

Cash and cash equivalents at June 30	$86,498	$130,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The results of operations for the six-months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year of 2012. These interim financial statements should be read in conjunction with First Commonwealth’s 2011 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Condensed Consolidated Statements of Comprehensive Income:

	For the Six-Months Ended June 30,
	2012			2011
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,097	$(378)	$719	$7,509	$(2,628)	$4,881
Non-credit related gains on securities not expected to be sold	175	(61)	114	2,317	(811)	1,506
Reclassification adjustment for (gains) losses on securities included in net income	0	0	0	(2,185)	765	(1,420)

Total other comprehensive income	$1,272	$(439)	$833	$7,641	$(2,674)	$4,967

	For the Three-Months Ended June 30,
	2012			2011
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$998	$(344)	$654	$9,125	$(3,193)	$5,932
Non-credit related (losses) gains on securities not expected to be sold	(1,323)	463	(860)	448	(157)	291
Reclassification adjustment for (gains) losses on securities included in net income	0	0	0	(1,608)	563	(1,045)

Total other comprehensive (loss) income	$(325)	$119	$(206)	$7,965	$(2,787)	$5,178

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the period for interest and income taxes as well as detail on non-cash investing and financing activities for the six-months ended June 30:

	2012	2011
	(dollars in thousands)
Cash paid during the period for:
Interest	$17,278	$23,377
Income taxes	5,700	3,900
Non-cash investing and financing activities:
ESOP loan reductions	$1,000	$1,000
Loans transferred to other real estate owned and repossessed assets	3,227	20,640
Other real estate owned sold and settled out of period	80	0
Loans transferred from held to maturity to available for sale	0	823
Gross increase in market value adjustment to securities available for sale	1,254	7,631
Unsettled treasury stock repurchases	1,233	0

Note 4 Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares issued	105,563,455	105,558,574	105,563,455	105,536,947
Average treasury shares	(410,247)	(656,461)	(476,286)	(660,206)
Averaged unearned ESOP shares	(50,170)	(181,835)	(67,580)	(198,285)
Average unearned nonvested shares	(208,777)	(34,206)	(167,095)	(25,984)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	104,894,261	104,686,072	104,852,494	104,652,472
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	6,978	0	3,049	0
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	0	0	0	1,132

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	104,901,239	104,686,072	104,855,543	104,653,604

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six-months ended June 30, because to do so would have been antidilutive.

	2012			2011
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	329,866	$6.36	$14.55	546,270	$6.36	$14.55
Restricted Stock	96,113	5.96	6.82	20,725	5.70	6.82

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

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

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	June 30,	December 31,
	2012	2011
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$510	$667

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

The following table identifies the notional amount of those instruments at:

	June 30,	December 31,
	2012	2011
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,480,490	$1,495,009
Financial standby letters of credit	48,641	53,689
Performance standby letters of credit	66,197	76,371
Commercial letters of credit	1,048	1,297

The current notional amounts outstanding as of June 30, 2012 include financial standby letters of credit of $0.1 million, performance standby letters of credit of $5.8 million, and commercial letters of credit $0.3 million issued

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6 Commitments and Contingent Liabilities (Continued)

Commitments and letters of credit (Continued)

during the first six months of 2012. A liability of $0.1 million has been recorded as of June 30, 2012 and December 31, 2011, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $2.1 million as of June 30, 2012 and $1.5 million as of December 31, 2011. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities

Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
				(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$30,541	$4,079	$0	$34,620	$32,139	$4,061	$(6)	$36,194
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	815,982	29,853	(96)	845,739	771,196	29,835	0	801,031
Mortgage-Backed Securities – Commercial	175	2	0	177	193	1	(1)	193
Other Government – Sponsored Enterprises	241,697	870	(1)	242,566	267,807	973	(132)	268,648
Obligations of States and Political Subdivisions	443	6	0	449	444	15	0	459
Corporate Securities	11,796	274	(71)	11,999	11,811	162	(562)	11,411
Pooled Trust Preferred Collateralized Debt Obligations	52,889	153	(31,250)	21,792	54,762	3	(31,785)	22,980

Total Debt Securities	1,153,523	35,237	(31,418)	1,157,342	1,138,352	35,050	(32,486)	1,140,916
Equities	1,860	0	0	1,860	1,860	0	0	1,860

Total Securities Available for Sale	$1,155,383	$35,237	$(31,418)	$1,159,202	$1,140,212	$35,050	$(32,486)	$1,142,776

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$7,363	$7,373
Due after 1 but within 5 years	234,776	235,641
Due after 5 but within 10 years	0	0
Due after 10 years	64,686	33,792

	306,825	276,806
Mortgage-Backed Securities (a)	846,698	880,536

Total Debt Securities	$1,153,523	$1,157,342

(a)	Mortgage Backed Securities include an amortized cost of $30.5 million and a fair value of $34.6 million for Obligations of U.S. Government agencies issued by Ginnie Mae and Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac which had an amortized cost of $816.2 million and a fair value of $845.9 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities (Continued)

Proceeds from sale, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six-months ended June 30:

	2012	2011
	(dollars in thousands)
Proceeds from sale	$0	$69,926

Gross gains (losses) realized:
Sales Transactions:
Gross gains	$0	$2,368
Gross losses	0	(258)

	0	2,110
Maturities and impairment
Gross gains	0	75
Gross losses	0	0
Other-than-temporary impairment	0	0

	0	75

Net gains and impairment	$0	$2,185

Securities available for sale with a fair value of $622.8 million and $668.8 million were pledged as of June 30, 2012 and December 31, 2011, respectively, to secure public deposits and for other purposes required or permitted by law.

There were no held-to-maturity debt securities as of June 30, 2012 and December 31, 2011. For the six-months ended June 30, 2012 and 2011, there were no gains or losses for debt securities held-to-maturity.

Note 8 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2012 and December 31, 2011, our FHLB stock totaled $35.9 million and $39.8 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.

During 2012 and 2011, the FHLB repurchased excess stock from its members by repurchasing the lessor of 5% of the members’ total capital stock outstanding or its total excess capital stock. As a result, during the six-months ended June 30, 2012 and 2011, stock repurchases occurred in the amounts of $3.9 million and $2.4 million, respectively. The FHLB repurchased stock and paid dividends in both the first and second quarters of 2012, however, decisions regarding any future repurchase of excess capital stock and dividend payments will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-Q for the period ended March 31, 2012 filed with the SEC on May 9, 2012.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 8 Other Investments (Continued)

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the six-months ended June 30, 2012. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 9 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six-months ended June 30, 2012 and 2011, no other-than-temporary impairment charges were recognized and $0.2 and $2.3 million, respectively, in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities.

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

ITEM 1. Financial Statements and Supplementary Data (Continued)

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

The following table presents the gross unrealized losses and estimated fair values at June 30, 2012 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$0	$0	$15	$0 (a)	$15	$0
Obligations of U.S. Government – Sponsored Enterprises:
Mortgage-Backed Securities – Residential	24,232	(96)	0	0	24,232	(96)
Other Government-Sponsored Enterprises	2,999	(1)	0	0	2,999	(1)
Obligations of States and Political Subdivisions	360	0 (a)	0	0	360	0
Corporate Securities	8,079	(71)	0	0	8,079	(71)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	21,437	(31,250)	21,437	(31,250)

Total Debt Securities	35,670	(168)	21,452	(31,250)	57,122	(31,418)
Equities	0	0	0	0	0	0

Total Securities Available for Sale	$35,670	$(168)	$21,452	$(31,250)	$57,122	$(31,418)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

At June 30, 2012, pooled trust preferred collateralized debt obligations accounted for almost all of the unrealized losses, while fixed income securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises and corporate fixed income comprised less than one percent of total unrealized losses. There were no equity securities in an unrealized loss position at June 30, 2012.

As of June 30, 2012, our corporate securities had an amortized cost and an estimated fair value of $11.8 million and $12.0 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. As of December 31, 2011, the same portion of the portfolio had an amortized cost of $11.8 million and an estimated fair value of $11.4 million. Included in the corporate securities

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

portfolio are investments which had a gross unrealized loss of $71 thousand as of June 30, 2012 and $0.6 million as of December 31, 2011. After a review of each of the issuer’s asset quality, earnings trend and capital position, it was determined that none of the issues in an unrealized loss position were other-than-temporarily impaired. Additionally, all interest payments on these securities are being made as contractually required.

The following table presents the gross unrealized losses and estimated fair values at December 31, 2011 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,086	$(6)	$16	$0 (a)	$1,102	$(6)
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$25	$0 (a)	0	$0	$25	$0
Mortgage-Backed Securities – Commercial	151	(1)	0	0	151	(1)
Other Government-Sponsored Enterprises	55,969	(132)	0	0	55,969	(132)
Corporate Securities	4,536	(562)	0	0	4,536	(562)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,927	(31,785)	22,927	(31,785)

Total Securities Available for Sale	$61,767	$(701)	$22,943	$(31,785)	$84,710	$(32,486)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

As of June 30, 2012, the book value of our pooled trust preferred collateralized debt obligations totaled $52.9 million with an estimated fair value of $21.8 million, which includes securities comprised of 348 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainders are mezzanine tranches, three of which have no senior class remaining in the issue. Two of the pooled issues, representing $3.5 million of the $52.9 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2012, after taking into account management’s best estimates of future interest deferrals and defaults, seven of our securities had no excess subordination in the tranches we own and seven of our securities had excess subordination which ranged from 8% to 282% of the current performing collateral.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

The following table provides information related to our pooled trust preferred collateralized debt obligations as of June 30, 2012:

Deal	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL I	Senior	$1,581	$1,545	$(36)	Aa3/BBB	20	39.50%	217.29%
Pre TSL IV	Mezzanine	1,830	622	(1,208)	Caa2/CCC	6	27.07	96.48
Pre TSL V	Mezzanine	51	54	3	C/D	3	100.00	0.00
Pre TSL VI	Mezzanine	152	302	150	Ca/D	5	12.27	205.63
Pre TSL VII	Mezzanine	4,062	2,939	(1,123)	Ca/C	17	52.13	0.00
Pre TSL VIII	Mezzanine	1,735	981	(754)	C/C	35	45.91	0.00
Pre TSL IX	Mezzanine	2,250	766	(1,484)	Ca/C	47	25.88	8.19
Pre TSL X	Mezzanine	1,399	1,026	(373)	C/C	51	38.24	0.00
Pre TSL XII	Mezzanine	5,486	2,698	(2,788)	Ca/C	74	33.05	0.00
Pre TSL XIII	Mezzanine	12,258	3,820	(8,438)	Ca/C	63	39.60	0.00
Pre TSL XIV	Mezzanine	12,942	4,158	(8,784)	Ca/C	63	38.42	31.74
MMCap I	Senior	1,898	1,807	(91)	A3/BBB	20	38.89	282.43
MMCap I	Mezzanine	844	448	(396)	Ca/C	20	38.89	11.77
MM Comm IX	Mezzanine	6,401	626	(5,775)	Ca/D	31	38.14	0.00

Total		$52,889	$21,792	$(31,097)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the six-months ended June 30, 2012 and 2011, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2012. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

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

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of June 30, 2012, default probabilities for performing collateral ranged from 0.33% to 75%.

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

Our cash flow analysis as of June 30, 2012, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the six-months ended June 30, 2012. Based upon the analysis performed by management, it is probable that seven of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

in prior periods. These securities are identified in the table on page 17 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of June 30, 2012 indicates it is probable that we will collect all contractual principal and interest payments.

During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL I, PreTSL IV and MMCap I-Senior. Our cash flow analysis as of June 30, 2012, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 29% to 520% and will be recognized as an adjustment to yield over the remaining life of these securities. During the three- and six-months ended June 30, 2012, $0.3 million and $0.5 million, respectively, of the excess was recognized as an adjustment to yield on these securities.

The following provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Balance, beginning (a)	$44,501	$44,850	$44,736	$44,850
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0	0	0
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	0	0	0	0
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(271)	0	(506)	0

Balance, ending	$44,230	$44,850	$44,230	$44,850

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(b)	Represents the increase in cash flows recognized in interest income during the period.

In the second quarter of 2012 and 2011, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of June 30, 2012 and 2011, there are no equity securities in an unrealized loss position.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,059,675	$996,739
Real estate construction	77,442	76,564
Residential real estate	1,213,610	1,137,059
Commercial real estate	1,232,270	1,267,432
Loans to individuals	576,534	565,849

Total loans and leases net of unearned income	$4,159,531	$4,043,643

During the six-months ended June 30, 2012, loans increased $115.9 million or 3% compared to balances outstanding at December 31, 2011. A majority of the loan growth was recognized in the residential real estate portfolio as a result of seasonal demand and an ongoing loan promotion. Increases in the commercial, financial, agricultural and other portfolio can be attributed primarily to growth in our syndication portfolio in Pennsylvania and contiguous states, while loans to individuals increased due to growth in home equity installment loans and indirect auto lending.

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

The use of creditworthiness categories to grade loans permits management’s use of migration analysis to estimate a portion of credit risk. The Company’s internal creditworthiness grading system provides a measurement of credit risk based primarily on an evaluation of the borrower’s cash flow and collateral. Movements between these rating categories provides a predictive measure of credit losses and therefore assists in determining the appropriate level for the loan loss reserves. Category ratings are reviewed each quarter, at which time management analyzes the results, as well as other external statistics and factors related to loan performance. Loans that migrate towards higher risk rating levels generally have an increased risk of default, whereas, loans that migrate toward lower risk ratings generally will result in a lower risk factor being applied to those related loan balances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Credit Quality Information (Continued)

The following tables represent our credit risk profile by creditworthiness:

	June 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$955,231	$50,028	$1,202,163	$1,103,062	$576,530	$3,887,014
Non-Pass
OAEM	27,384	699	5,668	68,925	4	102,680
Substandard	77,060	21,004	5,779	60,283	0	164,126
Doubtful	0	5,711	0	0	0	5,711

Total Non-Pass	104,444	27,414	11,447	129,208	4	272,517

Total	$1,059,675	$77,442	$1,213,610	$1,232,270	$576,534	$4,159,531

	December 31, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$904,057	$44,914	$1,126,143	$1,110,664	$565,842	$3,751,620
Non-Pass
OAEM	27,627	4,238	5,484	61,855	7	99,211
Substandard	60,114	21,701	5,432	94,913	0	182,160
Doubtful	4,941	5,711	0	0	0	10,652

Total Non-Pass	92,682	31,650	10,916	156,768	7	292,023

Total	$996,739	$76,564	$1,137,059	$1,267,432	$565,849	$4,043,643

Portfolio Risks

Credit quality measures at June 30, 2012 compared to December 31, 2011 indicate a decrease in criticized loans, or loans designated OAEM, substandard or doubtful, of $19.5 million, or 7%, an increase in delinquency on accruing loans of $1.9 million, or 5%, and a $0.2 million increase in nonaccrual loans, excluding loans held-for-sale.

Charge-offs for the six-months ended June 30, 2012 totaled $8.7 million compared to $19.8 million for the six-months ended June 30, 2011. The most significant charge-off during the six-months ended June 30, 2012 was a $1.2 million charge taken on a $2.0 million commercial loan relationship. During the six-months ended June 30, 2011, the most significant charge-off totaled $3.1 million and related to a western Pennsylvania office complex. Other significant charge-offs totaled $7.7 million and related to five construction loan projects located in Florida, Nevada, Ohio and western and central Pennsylvania.

Criticized loans totaled $272.5 million at June 30, 2012 and represented 7% of the loan portfolio. This represents a $19.5 million decrease compared with the portfolio as of December 31, 2011. These loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Portfolio Risks (Continued)

The credit quality of our loan portfolio represents significant risk to our earnings, capital, regulatory agency relationships and shareholder returns. First Commonwealth devotes a substantial amount of resources to managing this risk primarily through our credit administration department that develops and administers policies and procedures for underwriting, maintaining, monitoring and collecting activities. Credit administration is independent of lending departments and oversight is provided by the Credit Committee of the First Commonwealth Board of Directors.

Risk factors associated with commercial real estate and construction related loans are monitored closely since this is an area that represents a significant portion of the loan portfolio and has experienced the most stress during the economic downturn.

In addition, during the first six months of 2012, five relationships consisting of eight loans, were classified as troubled debt restructuring. These loans increased the nonperforming loan balance by $3.8 million with no increase in specific reserves.

Age Analysis of Past Due Loans by Segment

The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2012 and December 31, 2011. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2012
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$9,148	$4,101	$3,604	$27,758	$44,611	$1,015,064	$1,059,675
Real estate construction	16	0	469	15,060	15,545	61,897	77,442
Residential real estate	6,555	1,852	4,961	3,923	17,291	1,196,319	1,213,610
Commercial real estate	1,497	431	305	31,951	34,184	1,198,086	1,232,270
Loans to individuals	2,384	875	1,248	0	4,507	572,027	576,534

Total	$19,600	$7,259	$10,587	$78,692	$116,138	$4,043,393	$4,159,531

	December 31, 2011
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,433	$824	$287	$33,459	$40,003	$956,736	$996,739
Real estate construction	0	180	0	14,911	15,091	61,473	76,564
Residential real estate	7,144	2,100	8,767	3,153	21,164	1,115,895	1,137,059
Commercial real estate	3,671	1,241	157	26,953	32,022	1,235,410	1,267,432
Loans to individuals	2,952	962	1,804	0	5,718	560,131	565,849

Total	$19,200	$5,307	$11,015	$78,476	$113,998	$3,929,645	$4,043,643

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Age Analysis of Past Due Loans by Segment (Continued)

The previous tables summarize nonaccrual loans by loan segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, when part of the principal balance has been charged off and no restructuring has occurred, or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status.

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

Impaired Loans

Management considers loans to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all loan categories. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole source or repayment for the loan is the operation or liquidation of collateral. When the loan is collateral dependent, the appraised value less cost to sell is utilized. If management determines the value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance. Troubled debt restructured loans on accrual status are considered to be impaired loans.

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

Nonperforming loans, excluding loans held for sale, decreased $13.8 million to $84.9 million at June 30, 2012 compared to $98.8 million at December 31, 2011. Contributing to this decrease was an $11.3 million loan to a waste management company which was paid off in the first quarter and a $9.1 million loan to an information technology firm which was returned to accrual status in the second quarter. The most significant loans placed into nonperforming status during the first half of 2012 included $4.9 million for a commercial real estate loan to a nonprofit institution, $2.5 million to a manufacturer of medical equipment and $1.3 million on a residential lot development.

The specific allowance for nonperforming loans decreased by $1.5 million at June 30, 2012 compared to December 31, 2011. Unfunded commitments related to nonperforming loans were $4.8 million at June 30, 2012 and after consideration of available collateral related to these commitments, an off balance sheet reserve of $39 thousand was established.

Loans held for sale totaled $13.4 million at December 31, 2011 and the entire balance represented nonperforming loans. As of June 30, 2012, the sale of all of these loans had been completed and provided for a $2.9 million gain.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

While these loans were considered to be nonperforming, they were not taken into consideration when determining the allowance for credit losses as they were carried at the lower of cost or fair value.

Significant nonaccrual loans as of June 30, 2012, include the following;

•

$19.4 million, the remaining portion of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in the second quarter of 2004 and was placed in nonaccrual status in the fourth quarter of 2009. A settlement plan with the borrower and three other lenders was reached in the fourth quarter of 2010 and resulted in an $8.0 million principal payment and a $15.4 million partial charge-off.

•

$16.3 million commercial real estate loan for a real estate developer in eastern Pennsylvania. This loan was originated in the third quarter of 2007 and restructured in the fourth quarter of 2011 and resulted in a charge-off of $4.2 million. The most recent appraisal for the real estate collateral was completed in the third quarter of 2011.

•

$5.7 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. This loan was originated in the second quarter of 2007. Charge-offs of $15.1 million have been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the second quarter of 2012.

•

$4.9 million real estate secured loan to a western Pennsylvania nonprofit corporation. This loan was originated in the fourth quarter of 2008 and placed in nonaccrual status in the second quarter of 2012. The most recent appraisals for the various real estate collateral were completed in the fourth quarter of 2011 and the first quarter of 2012.

•

$3.4 million, the remaining portion of an $8.9 million commercial construction loan to a Nevada developer. This loan was originated in the second quarter of 2007. Charge-offs of $5.2 million have been recorded on this loan. The most recent appraisal was completed in the fourth quarter of 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2012 and December 31, 2011. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated based on month-end balances of the loans of the period reported.

	June 30, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$6,003	$7,034	$0	$2,010	$3,418	$0
Real estate construction	4,132	10,281	0	10,814	20,161	0
Residential real estate	3,050	3,498	0	3,125	3,513	0
Commercial real estate	30,303	31,888	0	36,777	41,974	0
Loans to individuals	0	0	0	0	0	0

Subtotal	43,488	52,701	0	52,726	69,066	0
With an allowance recorded:
Commercial, financial, agricultural and other	25,972	26,685	8,046	34,056	34,341	9,069
Real estate construction	10,928	31,827	2,747	6,298	21,402	2,960
Residential real estate	1,820	1,820	431	955	955	93
Commercial real estate	2,735	2,939	510	4,717	4,863	1,114
Loans to individuals	0	0	0	0	0	0

Subtotal	41,455	63,271	11,734	46,026	61,561	13,236

Total	$84,943	$115,972	$11,734	$98,752	$130,627	$13,236

	For the Six-Months Ended June 30,
	2012		2011
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$10,291	$21	$3,167	$5
Real estate construction	7,268	0	12,727	2
Residential real estate	9,219	11	2,005	2
Commercial real estate	26,529	53	29,407	18
Loans to individuals	0	0	16	0

Subtotal	53,307	85	47,322	27
With an allowance recorded:
Commercial, financial, agricultural and other	19,101	6	27,026	76
Real estate construction	6,865	0	31,124	2
Residential real estate	797	14	506	0
Commercial real estate	2,028	0	29,292	177
Loans to individuals	0	0	0	0

Subtotal	28,791	20	87,948	255

Total	$82,098	$105	$135,270	$282

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Three-Months Ended June 30,
	2012		2011
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$7,735	$3	$2,297	$2
Real estate construction	10,118	0	10,204	2
Residential real estate	15,082	6	1,987	1
Commercial real estate	25,696	19	26,255	7
Loans to individuals	0	0	7	0

Subtotal	58,631	28	40,750	12
With an allowance recorded:
Commercial, financial, agricultural and other	17,441	3	30,770	74
Real estate construction	4,068	0	31,701	1
Residential real estate	644	7	722	0
Commercial real estate	1,253	0	39,912	164
Loans to individuals	0	0	0	0

Subtotal	23,406	10	103,105	239

Total	$82,037	$38	$143,855	$251

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

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$6,251	$20,276
Nonaccrual status	45,235	44,841

Total	$51,486	$65,117

Commitments
Letters of credit	$0	$12,580
Unused lines of credit	55	42

Total	$55	$12,622

At June 30, 2012, troubled debt restructured loans on accruing status decreased $14.0 million compared to December 31, 2011 and commitments related to troubled debt restructured loans decreased $12.6 million for the same

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

period. These decreases are primarily a result of the payoff of an $11.3 million loan to a waste management company in Pennsylvania as a result of the sale of the business. In addition, a $2.2 million loan to a retail development company in western Pennsylvania paid off during the first quarter. During 2012 and 2011 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six-Months Ended June 30, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$447	$18	$6,029	$6,494	$6,494	$2,760
Real estate construction	1	823	0	0	823	815	0
Residential real estate	3	0	97	83	180	133	0

Total	8	$1,270	$115	$6,112	$7,497	$7,442	$2,760

	For the Six-Months Ended June 30, 2011
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	9	$100	$105	$2,168	$2,373	$2,370	$720
Real estate construction	4	354	0	0	354	371	15
Residential real estate	3	0	27	75	102	101	0
Commercial real estate	15	17,163	199	1,497	18,859	18,758	1,743

Total	31	$17,617	$331	$3,740	$21,688	$21,600	$2,478

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the six-months ended June 30, 2012 and 2011, $0.1 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three-Months Ended June 30, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$447	$18	$6,029	$6,494	$6,494	$2,760
Real estate construction	1	823	0	0	823	815	0
Residential real estate	1	0	0	83	83	82	0

Total	6	$1,270	$18	$6,112	$7,400	$7,391	$2,760

	For the Three-Months Ended June 30, 2011
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	0	$0	$0	$0	$0	$0	$0
Real estate construction	1	0	0	0	0	0	0
Residential real estate	2	0	15	75	90	90	0
Commercial real estate	4	10,033	0	849	10,882	10,839	250

Total	7	$10,033	$15	$924	$10,972	$10,929	$250

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three-months ended June 30, 2012 and 2011, $18 thousand and $15 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.

During the three-months ended June 30, 2012, a $2.8 million nonaccrual loan to a water treatment plant and a $3.7 million accruing loan to a gas well servicing operation were each restructured with a twelve month principal forbearance. The nonaccrual loan is fully reserved for while the accruing loan is secured by company assets with no reserve allocation. These loans are part of a $21.0 million commercial loan relationship with a shallow gas well operator whose business has been impacted by the sharp decline in natural gas prices due to the success of Marcellus deep well drilling. In addition to these two loans, other loans in this relationship include loans to a related exploration and production company and loans to the principal which are secured by real estate and investment securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

During the second quarter of 2011, a $0.2 million real estate construction commitment was originated to a customer whose relationship was previously restructured and classified as a troubled debt restructuring. As a result, this commitment was labeled as troubled debt even though no funds had been drawn. As a result, the commitment is listed in both the quarter-to-date and year-to-date tables even though it has no balance.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. There were no restructured loans considered to default during the three-months ended June 30, 2012 and 2011. The following provides information related to restructured loans that were considered to default during the six-months ended June 30:

	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Commercial, financial, agricultural and other	0	$0	1	$150
Real estate construction	0	0	1	88

Total	0	$0	2	$238

The following tables provide detail related to the allowance for credit losses:

	For the Six-Months Ended June 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(3,668)	(340)	(2,454)	(541)	(1,738)	0	(8,741)
Recoveries	275	92	282	186	264	0	1,099
Provision	4,495	1,493	554	(968)	1,439	1,071	8,084

Ending Balance	$19,302	$8,001	$6,619	$17,638	$4,209	$5,907	$61,676

Ending balance: individually evaluated for impaired	$8,046	$2,747	$431	$510	$0	$0	$11,734
Ending balance: collectively evaluated for impaired	11,256	5,254	6,188	17,128	4,209	5,907	49,942
Loans:
Ending balance	1,059,675	77,442	1,213,610	1,232,270	576,534		4,159,531
Ending balance: individually evaluated for impaired	31,271	14,915	2,911	31,493	0		80,590
Ending balance: collectively evaluated for impaired	1,028,404	62,527	1,210,699	1,200,777	576,534		4,078,941

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Six-Months Ended June 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229
Charge-offs	(2,957)	(8,048)	(1,700)	(5,575)	(1,522)	0	(19,802)
Recoveries	261	0	96	164	289	0	810
Provision	4,171	7,747	3,020	7,278	888	(175)	22,929

Ending Balance	$23,175	$17,701	$6,870	$18,780	$3,870	$4,770	$75,166

Ending balance: individually evaluated for impaired	$12,717	$14,222	$216	$7,711	$0	$0	$34,866
Ending balance: collectively evaluated for impaired	10,458	3,479	6,654	11,069	3,870	4,770	40,300
Loans:
Ending balance	943,186	146,113	1,101,859	1,270,797	530,103		3,992,058
Ending balance: individually evaluated for impaired	40,447	37,087	2,174	63,743	0		143,451
Ending balance: collectively evaluated for impaired	902,739	109,026	1,099,685	1,207,054	530,103		3,848,607

	For the Three-Months Ended June 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,143	$6,427	$6,702	$19,371	$4,252	$5,837	$60,732
Charge-offs	(1,754)	(150)	(742)	(306)	(797)	0	(3,749)
Recoveries	37	36	149	28	146	0	396
Provision	2,876	1,688	510	(1,455)	608	70	4,297

Ending Balance	$19,302	$8,001	$6,619	$17,638	$4,209	$5,907	$61,676

	For the Three-Months Ended June 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,436	$18,779	$6,682	$20,174	$3,861	$4,860	$76,792
Charge-offs	(1,997)	(3,049)	(596)	(4,809)	(743)	0	(11,194)
Recoveries	157	0	77	88	134	0	456
Provision	2,579	1,971	707	3,327	618	(90)	9,112

Ending Balance	$23,175	$17,701	$6,870	$18,780	$3,870	$4,770	$75,166

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 11 Income Taxes

At June 30, 2012 and December 31, 2011, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2008 through 2011 were open for examination as of June 30, 2012.

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

ITEM 1. Financial Statements and Supplementary Data (Continued)

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

ITEM 1. Financial Statements and Supplementary Data (Continued)

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

Loans held for sale are carried at the lower of cost or fair value with the fair value being the expected sales price of the loan. The estimated fair value of the loans held for sale was determined by calculating the discounted expected future cash flows of the loan. The discount rate applied to the future cash flows was determined based on a risk based expected return and capital structure of potential buyers. If a sales agreement has been executed, the fair value is equal to the sales price.

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

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$21,792	Discounted Cash Flow	Probability of default	0% -100% (22.29%)
			Prepayment rates	0% -100% (13.21%)
			Discount rates	7% - 20%(a)
Other Investments	1,420	Par Value	N/A	N/A

Interest Rate Swap	0	Option model	Counterparty credit risk	66.49% -132.21%(b)

Impaired Loans	20,745(c)	Discounted Cash Flow	Discount rate	8.42% - 21%

Other Real Estate Owned	353	Internal Valuation	N/A	N/A

(a)	incorporates premium related to credit quality and illiquidity of securities.
(b)	represents the range of the credit spread curve used in valuation.
(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The significant unobservable inputs used in the fair value measurement of pooled trust preferred securities are the probability of default, discount rates and prepayment rates. Significant increases in the probability of default or discount rate used would result in a decrease in the estimated fair value of these securities while decreases in these variables would result in higher fair value measurements. In general, a change in the assumption of probability of default is accompanied by a directionally similar change in the discount rate. In most cases, increases in the prepayment rate assumptions would result in a higher estimated fair value for these securities while decreases would provide for a lower value. The direction of this change is somewhat dependent on the structure of the investment and the amount of the investment tranches senior to our position.

The discount rate is the significant unobservable input used in the fair value measurement of impaired loans. Significant increases in this rate would result in a decrease in the estimated fair value of the loans, while a decrease in this rate would result in higher fair value measurement.

The significant unobservable input used in the fair value measurement of interest rate swaps classified as Level 3 is counterparty credit risk and the resulting range of the credit spread curve used in the valuation. Higher credit risk would result in an increased credit spread, which would reduce the fair value of the interest rate swap.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$34,620	$0	$34,620
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	0	845,739	0	845,739
Mortgage-Backed Securities—Commercial	0	177	0	177
Other Government-Sponsored Enterprises	0	242,566	0	242,566
Obligations of States and Political Subdivisions	0	449	0	449
Corporate Securities	0	11,999	0	11,999
Pooled Trust Preferred Collateralized Debt Obligations	0	0	21,792	21,792

Total Debt Securities	0	1,135,550	21,792	1,157,342
Equities	440	0	1,420	1,860

Total Securities Available for Sale	440	1,135,550	23,212	1,159,202
Other Investments	0	35,916	0	35,916
Other Assets(a)	0	17,620	0	17,620

Total Assets	$440	$1,189,086	$23,212	$1,212,738

Other Liabilities(a)	$0	$19,860	$0	$19,860

Total Liabilities	$0	$19,860	$0	$19,860

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$36,194	$0	$36,194
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	0	801,031	0	801,031
Mortgage-Backed Securities—Commercial	0	193	0	193
Other Government-Sponsored Enterprises	0	268,648	0	268,648
Obligations of States and Political Subdivisions	0	459	0	459
Corporate Securities	0	11,411	0	11,411
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,980	22,980

Total Debt Securities	0	1,117,936	22,980	1,140,916
Equities	440	0	1,420	1,860

Total Securities Available for Sale	440	1,117,936	24,400	1,142,776
Other Investments	0	39,796	0	39,796
Loans Held for Sale	0	0	13,412	13,412
Other Assets(a)	0	16,064	0	16,064

Total Assets	$440	$1,173,796	$37,812	$1,212,048

Other Liabilities(a)	$0	$18,986	$0	$18,986

Total Liabilities	$0	$18,986	$0	$18,986

(a)	Non-hedging interest rate derivatives

For the six-month periods ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$22,980	$1,420	$13,412	$0	$37,812
Total gains or losses
Included in earnings	0	0	2,870	(461)	2,409
Included in other comprehensive income	1,580	0	0	0	1,580
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	(15,981)	0	(15,981)
Settlements	(2,768)	0	(301)	0	(3,069)
Transfers into Level 3	0	0	0	461	461

Balance, end of period	$21,792	$1,420	$0	$0	$23,212

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

	2011
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$343	$21,376	$26,352	$1,570	$49,641
Total gains or losses
Included in earnings	4	387	0	0	391
Included in other comprehensive income	(20)	(98)	3,020	0	2,902
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	(327)	(6,700)	0	0	(7,027)
Settlements	0	(3,000)	(2,388)	0	(5,388)
Transfers from Level 3	0	(11,965)	0	0	(11,965)

Balance, end of period	$0	$0	$26,984	$1,570	$28,554

For the six-months ended June 30, 2012, there were no transfers between fair value Levels 1 and 2. However, $0.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk. Because the credit quality of the underlying counterparty declined below investment grade, the swaps were valued utilizing more than interest rate yield curves. For the six-months ended June 30, 2011, $12.0 million of corporate securities were transferred from Level 3 to Level 2. Corporate securities were transferred from Level 3 to Level 2 based on increased frequency in the volume of observable trades. Fair values on these securities at June 30, 2011 were determined based on market data, including trade and bid prices. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2012 and 2011.

For the three-month periods ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$24,508	$1,420	$8,076	$0	$34,004
Total gains or losses
Included in earnings	0	0	1,102	0	1,102
Included in other comprehensive income	(688)	0	0	0	(688)
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	(9,172)	0	(9,172)
Settlements	(2,028)	0	(6)	0	(2,034)
Transfers from Level 3	0	0	0	0	0
Transfers into Level 3	0	0	0	0	0

Balance, end of period	$21,792	$1,420	$0	$0	$23,212

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

	2011
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Total
	(dollars in thousands)
Balance, beginning of period	$0	$14,815	$27,665	$1,570	$44,050
Total gains or losses
Included in earnings	0	73	0	0	73
Included in other comprehensive income	0	77	898	0	975
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	0	0	0
Settlements	0	(3,000)	(1,579)	0	(4,579)
Transfers from Level 3	0	(11,965)	0	0	(11,965)

Balance, end of period	$0	$0	$26,984	$1,570	$28,554

For the three-months ended June 30, 2012, there were no transfers of securities between Levels 1, 2 or 3. For the three-months ended June 30, 2011, $12.0 million of corporate securities were transferred from Level 3 to Level 2. Corporate securities were transferred from Level 3 to Level 2 based on increased frequency in the volume of observable trades. Fair values on these securities at June 30, 2011 were determined based on market data, including trade and bid prices. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2012 and 2011.

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$0	$50,473	$22,736	$73,209
Other real estate owned	0	19,250	353	19,603

Total Assets	$0	$69,723	$23,089	$92,812

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$0	$73,783	$26,349	$100,132
Other real estate owned	0	31,232	438	31,670

Total Assets	$0	$105,015	$26,787	$131,802

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Impaired loans	$(3,086)	$(10,297)	$(3,742)	$(21,157)
Other real estate owned	(163)	(4,124)	(3,017)	(4,124)

Total losses	$(3,249)	$(14,421)	$(6,759)	$(25,281)

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

The fair value for other real estate owned is determined by either an independent market based appraisal less costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned has a book cost of $19.1 million as of June 30, 2012 and consisted primarily of a manufacturing plant in northern Pennsylvania, residential real estate in eastern Pennsylvania and a hotel/resort in Illinois. During the first quarter of 2012, the sale of an office building in western Pennsylvania which was previously in OREO for $6.8 million was completed and resulted in a $0.3 million loss at the time of sale. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the six-months ended June 30, 2012.

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

ITEM 1. Financial Statements and Supplementary Data (Continued)

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

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million at June 30, 2012 and December 31, 2011. See Note 6, “Commitments and Contingent Liabilities,” for additional information.

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

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2012
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$82,659	$82,659	$82,659	$0	$0
Interest-bearing deposits	3,839	3,839	3,839	0	0
Securities available for sale	1,159,202	1,159,202	440	1,135,550	23,212
Other investments	35,916	35,916	0	35,916	0
Loans	4,159,531	4,220,966	0	50,473	4,170,493
Financial liabilities
Deposits	4,461,962	4,405,479	0	4,405,479	0
Short-term borrowings	474,264	474,255	0	474,255	0
Long-term debt	75,370	78,068	0	78,068	0
Subordinated debt	105,750	74,646	0	0	74,646

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$74,967	$74,967
Interest-bearing deposits	3,511	3,511
Securities available for sale	1,142,776	1,142,776
Other investments	39,796	39,796
Loans held for sale	13,412	13,412
Loans	4,043,643	4,113,525
Financial liabilities
Deposits	4,504,684	4,452,235
Short-term borrowings	312,777	312,777
Long-term debt	101,664	103,749
Subordinated debt	105,750	75,310

Note 13 Derivatives

First Commonwealth is a party to interest rate derivatives that are not designated as accounting hedges. These derivatives relate to interest rate swaps that First Commonwealth enters into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

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

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30,	December 31,
	2012	2011
	(dollars in thousands)
Credit value adjustment	$(2,211)	$(2,963)
Notional Amount:
Interest rate derivatives	208,855	187,368
Risk participation agreements	53,741	128,098
Sold credit protection on risk participation agreements	0	(22,147)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in other income on the Condensed Consolidated Statements of Income:

	For the Three- Months Ended June 30,		For the Six-Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$144	$(743)	$750	$(535)

During 2012, total credit risk income of $1.0 million was recognized, offset by $0.2 million in expense related to three interest rate swaps that were downgraded during the first quarter to a below investment grade rating. As a result of the deterioration of credit risk related to the counterparty, a larger mark-to-market adjustment was recorded. The fair value of our derivatives is included in a table in Note 12 “Fair Values of Assets and Liabilities,” in the line items other assets and other liabilities.

Note 14 Goodwill

FASB ASC Topic 350-20, “Intangibles – Goodwill and Other” requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When triggering events or circumstances indicate goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. ASU 2011-08 provides that if an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required.

First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of June 30, 2012 and December 31, 2011 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2012 or 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 14 Goodwill (Continued)

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of June 30, 2012 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the step 2 goodwill impairment test completed as of December 31, 2011 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring during the first six months of 2012.

As of June 30, 2012, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the six-months ended June 30, 2012 and 2011, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Forward-Looking Statements (Continued)

•

competitive pressures among depository and other financial institutions, some of which may have greater financial resources or more attractive product or service offerings, may adversely affect growth or profitability of our products and services; and

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

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 46 for the six-months ended June 30, 2012 and 2011.

Results of Operations

Six-Months Ended June 30, 2012 Compared to Six-Months Ended June 30, 2011

Net Income

For the six-months ended June 30, 2012, First Commonwealth had net income of $23.4 million, or $0.22 per share, compared to net income of $12.7 million or $0.12 per share in the six-months ended June 30, 2011. The increase in net income is primarily the result of a lower provision for credit losses and higher gains recognized on the sale of assets offset by higher salaries and employee benefit expenses and other operating expenses and the absence of net gains on securities.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, was $97.4 million in the first half of 2012 compared to $97.7 million for the same period in 2011. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 74% and 75% for the six-months ended June 30, 2012 and 2011, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

Net interest margin, on a fully taxable equivalent basis, was 3.68% for the six-months ended June 30, 2012 compared to 3.81% for the six-months ended June 30, 2011. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

During the six-months ended June 30, 2012, the net interest margin has been challenged by the continuing low interest rate environment and decreasing rates earned on interest bearing assets. Despite a disciplined approach to pricing which has provided for maintaining the level of new volume spreads, runoff of existing assets which are earning higher interest rates has continued to provide for a lower yield on earning assets. Growth in earning assets has helped to offset the impact of runoff, as average earning assets for the six months ended June 30, 2012 increased $160.1 million, or 3.1%, compared to the comparable period in 2011. It is expected that the challenges to the net interest margin will continue during 2012 as $2.4 billion in interest-sensitive assets either reprice or mature over the next six months.

The taxable equivalent yield on interest-earning assets was 4.29% for the six-months ended June 30, 2012, a decrease of 41 basis points from the 4.70% yield for the same period in 2011. This decline can be attributed to the repricing of our variable rate assets in a declining rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.76% for the six-months ended June 30, 2012, compared to 1.08% for the same period in 2011. Also, impacting the net interest margin in the first half of 2012 was the recognition of $1.0 million in interest income related to the payoff of a loan that was previously in nonaccrual status. This contributed 4 basis points to the net interest margin for the six-months ended June 30, 2012.

Comparing the six-months ended June 30, 2012 with the same period in 2011, changes in interest rates negatively impacted net interest income by $4.9 million. The lower yield on interest-earning assets adversely impacted net interest income by $9.8 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $4.9 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, disciplined pricing strategies and increasing our investment volumes within established interest rate risk management guidelines.

While decreases in interest rates and yields compressed the net interest rate, increases in average interest-earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $4.6 million in the six-months ended June 30, 2012 compared to the same period in 2011. Higher levels of interest-earning assets resulted in an increase of $3.0 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $1.6 million.

Positively affecting net interest income was a $83.7 million increase in average net free funds at June 30, 2012 as compared to June 30, 2011. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to runoff and reprice to lower costing certificates or other deposit alternatives. Average

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

time deposits for the six months ended June 30, 2012 decreased $246.8 million, or 17%, compared to the comparable period in 2011. The positive change in deposit mix is expected to continue during the remainder of 2012 as $345.4 million in certificates of deposits either mature or reprice over the next six months.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six-months ended June 30:

	2012	2011
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$111,328	$117,458
Adjustment to fully taxable equivalent basis	2,307	2,939

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	113,635	120,397
Interest expense	16,240	22,704

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$97,395	$97,693

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the six-months ended June 30:

	2012			2011
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,580	$2	0.11%	$28,772	$36	0.25%
Tax-free investment securities	454	16	7.09	9,165	306	6.73
Taxable investment securities	1,192,914	16,868	2.84	1,014,015	16,961	3.37
Loans, net of unearned income (b)(c)	4,129,977	96,749	4.71	4,114,862	103,094	5.05

Total interest-earning assets	5,326,925	113,635	4.29	5,166,814	120,397	4.70

Noninterest-earning assets:
Cash	74,069			74,782
Allowance for credit losses	(64,203)			(78,046)
Other assets	586,509			588,787

Total noninterest-earning assets	596,375			585,523

Total Assets	$5,923,300			$5,752,337

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$636,382	$158	0.05%	$600,631	$269	0.09%
Savings deposits (d)	1,928,454	2,299	0.24	1,867,509	3,929	0.42
Time deposits	1,184,338	9,433	1.60	1,431,108	14,431	2.03
Short-term borrowings	378,407	506	0.27	165,141	363	0.44
Long-term debt	195,614	3,844	3.95	182,393	3,712	4.10

Total interest-bearing liabilities	4,323,195	16,240	0.76	4,246,782	22,704	1.08

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	780,611			700,713
Other liabilities	50,519			47,304
Shareholders’ equity	768,975			757,538

Total noninterest-bearing funding sources	1,600,105			1,505,555

Total Liabilities and Shareholders’ Equity	$5,923,300			$5,752,337

Net Interest Income and Net Yield on Interest-Earning Assets		$97,395	3.68%		$97,693	3.81%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six-months ended June 30, 2012 compared with June 30, 2011:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(34)	$(31)	$(3)
Tax-free investment securities	(290)	(291)	1
Taxable investment securities	(93)	2,990	(3,083)
Loans	(6,345)	379	(6,724)

Total interest income (b)	(6,762)	3,047	(9,809)
Interest-bearing liabilities:
Interest-bearing demand deposits	(111)	16	(127)
Savings deposits	(1,630)	127	(1,757)
Time deposits	(4,998)	(2,484)	(2,514)
Short-term borrowings	143	465	(322)
Long-term debt	132	269	(137)

Total interest expense	(6,464)	(1,607)	(4,857)

Net interest income	$(298)	$4,654	$(4,952)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the six-months ended June 30:

	2012		2011
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,495	56%	$4,171	18%
Real estate construction	1,493	18	7,747	34
Residential real estate	554	7	3,020	13
Commercial real estate	(968)	(12)	7,278	32
Loans to individuals	1,439	18	888	4
Unallocated	1,071	13	(175)	(1)

Total	$8,084	100%	$22,929	100%

The provision for credit losses for the six-months ended June 30, 2012 decreased in comparison to the six-months ended June 30, 2011, by $14.8 million or 65%. The provision for credit losses for the six-months ended June 30, 2012, was slightly more than the $7.6 million in net credit losses for the period.

During the six-months ended June 30, 2012, there was no significant provision for credit losses related to any individual loan or loan category. The $1.1 million unallocated provision for credit losses is a result of management’s analysis of certain qualitative factors impacting the reserve for credit losses and concern over the impact of the continued difficult economic conditions being experienced by our borrowers. This analysis included factors related to portfolio risk, economic conditions and recent industry underwriting trends.

The allowance for credit losses was $61.7 million, or 1.48%, of total loans outstanding at June 30, 2012, compared to $61.2 million, or 1.51%, at December 31, 2011 and $75.2 million, or 1.88%, at June 30, 2011. The decline from 1.88% at June 30, 2011, can be attributed to a $188.1 million, or 41%, decline in criticized loans, which encompasses the $62.8 million, or 42%, decrease in nonperforming loans. Nonperforming loans as a percentage of total loans decreased to 2.04% at June 30, 2012 from 2.76% at December 31, 2011 and 3.70% as of June 30, 2011. The allowance to nonperforming loans is 73%, 62% and 51% as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively. Improvement in these ratios contributed to the lower level of provision for credit losses for the six-months ended June 30, 2012.

Net credit losses were $7.6 million in the six-months ended June 30, 2012 compared to $19.0 million for the same period in 2011. The most significant credit loss recognized during the quarter was a $1.2 million partial charge-off of a commercial borrower in the shallow gas well business. Net credit losses during the six-month period did not include any other significant individual charge-offs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the six-months ended:

	June 30, 2012		December 31, 2011		June 30, 2011
	(dollars in thousands)
Balance, beginning of period	$61,234	(a)	$75,166	(a)	$71,229	(a)
Loans charged off:
Commercial, financial, agricultural and other	3,668		4,157		2,957
Real estate construction	340		20,838		8,048
Residential real estate	2,454		2,407		1,700
Commercial real estate	541		19,286		5,575
Loans to individuals	1,738		1,803		1,522

Total loans charged off	8,741		48,491		19,802

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	275		212		261
Real estate construction	92		955		0
Residential real estate	282		36		96
Commercial real estate	186		185		164
Loans to individuals	264		284		289

Total recoveries	1,099		1,672		810

Net credit losses	7,642		46,819		18,992
Provision charged to expense	8,084		32,887		22,929

Balance, end of period	$61,676		$61,234		$75,166

(a)	The balance at the beginning of the period represents December 31, 2011, June 30, 2011 and December 31, 2010.

Noninterest Income

The following table presents the components of noninterest income for the six-months ended June 30:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,149	$3,482	$(333)	(10)%
Service charges on deposit accounts	7,239	7,174	65	1
Insurance and retail brokerage commissions	3,094	3,178	(84)	(3)
Income from bank owned life insurance	2,904	2,747	157	6
Card related interchange income	6,399	5,842	557	10
Other income	7,132	5,302	1,830	35

Subtotal	29,917	27,725	2,192	8
Net securities gains	0	2,185	(2,185)	(100)
Gain on sale of assets	3,559	1,482	2,077	140

Total noninterest income	$33,476	$31,392	$2,084	7%

Noninterest income, excluding net securities gains and gains on sale of assets increased $2.2 million, or 8%, for the first half of 2012 compared to 2011. The most notable change is the change in other income. This increase is

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

primarily the result of two components. During the first half of 2012, $0.8 million in income was recognized in relation to the mark-to-market adjustment on interest rate derivatives while $0.5 million in expense was recognized over the same time period in 2011. The increase in the mark-to-market adjustment recognized between the two periods is due to the change in the credit default curves over time as well as a change in counterparty credit risk related to the interest rate swaps during the two time periods. In addition, $0.8 million in swap fee income was earned during the six-months ended June 30, 2012, while only $0.2 million was earned during the same period of 2011. The fees earned on these swaps are based on the notional value of the initiated contracts. In comparison, eight swaps with a notional value of $77.9 million were entered into during the first half of 2012, while four swaps with a notional value of $17.7 million were entered into during the same period in 2011. These two items represent the $1.8 million dollar increase in other income.

Total noninterest income, including net securities gains and gains on sale of assets, increased $2.1 million in comparison to the six-months ended June 30, 2011. The most significant change in noninterest income, in addition to the aforementioned change due to interest rate swaps, was a $2.1 million increase in gain on sale of assets. This increase is primarily the result of the sale of three loans transferred to held for sale in the fourth quarter of 2011. The sales of these loans were completed in March, April, and June of 2012 and resulted in a $2.9 million gain. Offsetting this increase was the lack of sales of investment securities during the period compared to a $2.2 million gain in the same period of 2011.

Noninterest Expense

The following table presents the components of noninterest expense for the six-months ended June 30:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$44,121	$42,674	$1,447	3%
Net occupancy expense	6,707	7,227	(520)	(7)
Furniture and equipment expense	6,208	6,315	(107)	(2)
Data processing expense	3,359	2,949	410	14
Pennsylvania shares tax expense	2,693	2,612	81	3
Intangible amortization	742	779	(37)	(5)
Collection and repossession expense	3,369	3,042	327	11
Other professional fees and services	2,139	2,224	(85)	(4)
FDIC insurance	2,499	3,083	(584)	(19)
Other operating expenses	12,974	11,709	1,265	11

Subtotal	84,811	82,614	2,197	3
Loss on sale or write-down of assets	3,789	4,515	(726)	(16)

Total noninterest expense	$88,600	$87,129	$1,471	2%

The 2012 increase in noninterest expense is largely attributable to expenses incurred in relation to incentives paid to employees for developing customer relationships and originating loans as well as expenses incurred for unfunded commitment reserves.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

Salary and employee benefits expense reflects an increase compared to the first half of 2011 primarily due to normal merit increases, the hiring of additional business development professionals and a higher level of employee incentives as a result of increased loan and deposit volumes. New loans originated during the first half of 2012 totaled $737.2 million compared to $376.1 million in the first half of 2011. The number of full-time equivalent employees decreased 80 positions from 1,512 at June 30, 2011 to 1,432 at June 30, 2012.

FDIC insurance expense decreased due to the favorable effects of changes made by the FDIC in its assessment methodology effective April 1, 2011.

The unfunded commitment reserve for the period is based on a calculation using outstanding commitments at period end, expected loss and expected usage. During the first half of 2012, this expense was impacted by increased commitments and changes in expected utilization rates.

Income Tax

The provision for income taxes increased $5.1 million for the six-months ended June 30, 2012, compared to the corresponding period in 2011. The higher provision for income taxes was primarily due to the increase in net income before tax of $15.8 million as well as a decrease in tax-exempt income of $1.2 million due to the sale of tax-exempt investment securities during the first quarter of 2011.

We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the six-months ended June 30, 2012 and 2011.

We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 26.7% and 21.3% for the six-months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, our deferred tax assets totaled $63.9 million. Based on our evaluation as of June 30, 2012, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Three-Months Ended June 30, 2012 Compared to Three-Months Ended June 30, 2011

Net Income

For the three-months ended June 30, 2012, First Commonwealth had net income of $12.3 million, or $0.12 per share, compared to net income of $7.4 million or $0.07 per share in the three-months ended June 30, 2011. The increase in net income is primarily the result of a lower provision for credit losses, lower collection and repossession expense, gains on sale of assets, loss on sale or write-down of assets, partially offset by a decrease in net securities gains.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, was $48.0 million in the second quarter of 2012 compared to $48.3 million for the same period in 2011. Net interest margin, on a fully taxable equivalent basis, was 3.61% for the three-months ended June 30, 2012 compared to 3.76% for the three-months ended June 30, 2011. The taxable equivalent yield on interest-earning assets was 4.19% for the three-months ended June 30, 2012, a decrease of 44 basis points from the 4.63% for the same period in 2011.

Comparing the three months ended June 30, 2012 with the same period in 2011, changes in interest rates negatively impacted net interest income by $3.4 million. The lower yield on interest-earning assets adversely impacted net interest income by $6.0 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $2.6 million. The cost of interest-bearing liabilities was 0.72% for the three months ended June 30, 2012, compared to 1.06% for the same period in 2011. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, disciplined pricing strategies and increasing our investment volumes within established interest rate risk management guidelines.

While decreases in interest rates and yields compressed the interest rate margin, increases in average interest-earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $3.1 million in the three-months ended June 30, 2012 compared to the same period in 2011. Higher levels of interest-earning assets resulted in an increase of $2.3 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $0.8 million

Positively affecting net interest income was a $92.7 million increase in average net free funds at June 30, 2012 as compared to June 30, 2011.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three-months ended June 30:

	2012	2011
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$54,712	$57,989
Adjustment to fully taxable equivalent basis	1,090	1,409

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	55,802	59,398
Interest expense	7,794	11,104

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$48,008	$48,294

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three-months ended June 30:

	2012			2011
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,384	$1	0.12%	$46,187	$27	0.23%
Tax-free investment securities	452	8	7.12	1,063	20	7.55
Taxable investment securities	1,207,053	8,298	2.76	1,044,340	8,570	3.29
Loans, net of unearned income (b)(c)	4,144,470	47,495	4.61	4,059,259	50,781	5.02

Total interest-earning assets	5,355,359	55,802	4.19	5,150,849	59,398	4.63

Noninterest-earning assets:
Cash	74,465			75,651
Allowance for credit losses	(63,948)			(80,041)
Other assets	579,371			586,388

Total noninterest-earning assets	589,888			581,998

Total Assets	$5,945,247			$5,732,847

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$648,244	$61	0.04%	$615,279	$134	0.09%
Savings deposits (d)	1,905,168	994	0.21	1,868,862	1,963	0.42
Time deposits	1,165,009	4,588	1.58	1,391,168	6,996	2.02
Short-term borrowings	422,361	279	0.27	157,922	178	0.45
Long-term debt	183,890	1,872	4.09	179,675	1,833	4.09

Total interest-bearing liabilities	4,324,672	7,794	0.72	4,212,906	11,104	1.06

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	796,555			714,234
Other liabilities	50,724			46,036
Shareholders’ equity	773,296			759,671

Total noninterest-bearing funding sources	1,620,575			1,519,941

Total Liabilities and Shareholders’ Equity	$5,945,247			$5,732,847

Net Interest Income and Net Yield on Interest-Earning Assets		$48,008	3.61%		$48,294	3.76%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three-months ended June 30, 2012 compared with June 30, 2011:

	Analysis of Quarter-to-Quarter Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(26)	$(25)	$(1)
Tax-free investment securities	(12)	(12)	0
Taxable investment securities	(272)	1,335	(1,607)
Loans	(3,286)	1,066	(4,352)

Total interest income (b)	(3,596)	2,364	(5,960)
Interest-bearing liabilities:
Interest-bearing demand deposits	(73)	7	(80)
Savings deposits	(969)	38	(1,007)
Time deposits	(2,408)	(1,139)	(1,269)
Short-term borrowings	101	297	(196)
Long-term debt	39	43	(4)

Total interest expense	(3,310)	(754)	(2,556)

Net interest income	$(286)	$3,118	$(3,404)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the three-months ended June 30:

	2012		2011
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$2,876	67%	$2,579	28%
Real estate construction	1,688	39	1,971	22
Residential real estate	510	12	707	8
Commercial real estate	(1,455)	(34)	3,327	36
Loans to individuals	608	14	618	7
Unallocated	70	2	(90)	(1)

Total	$4,297	100%	$9,112	100%

The provision for credit losses for the three-months ended June 30, 2012 decreased in comparison to the three-months ended June 30, 2011, by $4.8 million or 53%. The provision for credit losses for the three-months ended June 30, 2012, was slightly more than the $3.4 million in net credit losses for the period.

Net credit losses were $3.4 million in the three-months ended June 30, 2012 compared to $10.7 million for the same period in 2011. Net credit losses during the three-month period did not include any significant individual charge-offs.

Below is an analysis of the consolidated allowance for credit losses for the three-months ended:

	June 30,		March 31,		June 30,
	2012		2012		2011
	(dollars in thousands)
Balance, beginning of period	$60,732	(a)	$61,234	(a)	$76,792	(a)
Loans charged off:
Commercial, financial, agricultural and other	1,754		1,914		1,997
Real estate construction	150		190		3,049
Residential real estate	742		1,712		596
Commercial real estate	306		235		4,809
Loans to individuals	797		941		743

Total loans charged off	3,749		4,992		11,194

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	37		238		157
Real estate construction	36		56		0
Residential real estate	149		133		77
Commercial real estate	28		158		88
Loans to individuals	146		118		134

Total recoveries	396		703		456

Net credit losses	3,353		4,289		10,738
Provision charged to expense	4,297		3,787		9,112

Balance, end of period	$61,676		$60,732		$75,166

(a)	The balance at the beginning of the period represents March 31, 2012, December 31, 2011 and March 31, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Noninterest Income

The following table presents the components of noninterest income for the three-months ended June 30:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,607	$1,764	$(157)	(9)%
Service charges on deposit accounts	3,737	3,748	(11)	(0)
Insurance and retail brokerage commissions	1,670	1,616	54	3
Income from bank owned life insurance	1,459	1,390	69	5
Card related interchange income	3,285	3,042	243	8
Other income	2,894	2,645	249	9

Subtotal	14,652	14,205	447	3
Net securities gains	0	1,608	(1,608)	(100)
Gain on sale of assets	1,444	1,251	193	15

Total noninterest income	$16,096	$17,064	$(968)	(6)%

Noninterest income, excluding net securities gains and gains on sale of assets, increased $0.5 million or 3% for the second quarter of 2012 compared to 2011. Total noninterest income decreased $1.0 million primarily due to the lack of net securities gains during the three-months ended June 30, 2012. During the same period in 2011, a majority of our state and municipal securities portfolio was sold resulting in net security gains of $1.6 million. There was no similar activity during the current period.

Noninterest Expense

The following table presents the components of noninterest expense for the three-months ended June 30:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$22,363	$21,546	$817	4%
Net occupancy expense	3,303	3,495	(192)	(5)
Furniture and equipment expense	3,024	3,135	(111)	(4)
Data processing expense	1,796	1,525	271	18
Pennsylvania shares tax expense	1,510	1,434	76	5
Intangible amortization	371	389	(18)	(5)
Collection and repossession expense	670	1,726	(1,056)	(61)
Other professional fees and services	940	1,099	(159)	(14)
FDIC insurance	1,262	1,248	14	1
Other operating expenses	6,109	5,889	220	4

Subtotal	41,348	41,486	(138)	(0)
Loss on sale or write-down of assets	500	4,214	(3,714)	(88)

Total noninterest expense	$41,848	$45,700	$(3,852)	(8)%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

The 2012 decrease in noninterest expense is largely attributable to a reduced level of expenses related to resolving problem commercial credits. Compared to the second quarter of 2011, credit collection costs decreased $1.1 million and loss on sale or write-down of assets decreased $3.7 million.

Salary and employee benefits expense reflects an increase compared to the second quarter of 2011 primarily due to normal merit increases, the hiring of additional business development professionals and a higher level of employee incentives as a result of increased loan and deposit volumes. New loans originated during the second quarter of 2012 totaled $316.0 million compared to $212.5 million in the second quarter of 2011.

Collection and repossession expense decreased when comparing second quarter 2012 to the same period in 2011, primarily as a result of expenses recognized in the prior period to maintain one OREO property.

The most significant decrease in noninterest expense is the decrease on loss on sale or write-down of assets. In June 2011, an updated appraisal was received for one OREO property in central Pennsylvania resulting in a $4.1 million write-down. There were no comparable expenses in the current quarter.

Income Tax

The provision for income taxes increased $2.8 million for the three-months ended June 30, 2012, compared to the corresponding period in 2011. The higher provision for income taxes was primarily due to the increase in net income before tax of $7.7 million as well as a decrease in tax-exempt income of $0.6 million due to the sale of tax-exempt investment securities during the first quarter of 2011.

The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 27.0% and 18.8% for the three-months ended June 30, 2012 and 2011, respectively.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2012, liquidity provided from the $136.2 million increase in short-term and long-term borrowings and the net decrease of $15.9 million in investment securities provided funds to originate loans. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2012, our maximum borrowing capacity under this program was $885.5 million and as of that date there was $15.2 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of June 30, 2012, our outstanding certificates of deposits from this program have an average weighted rate of 0.55% and an average original term of 277 days.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Liquidity (Continued)

An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At June 30, 2012, the borrowing capacity under this program totaled $788.1 million and there were no amounts outstanding.

Additionally, as of June 30, 2012, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.2 billion and as of that date amounts used against this capacity included $339.3 million in outstanding borrowings and $19.5 million in letter of credit commitments used for pledging public funds.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution and as of June 30, 2012 there are no amounts outstanding on this line. Additionally, we guarantee a $0.6 million ESOP loan. For this loan we are currently not meeting the debt covenant related to return on average assets. We are working with the lender and expect to obtain a waiver or modification for this covenant.

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. During the first six months of 2012, total deposits decreased $42.7 million. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	June 30,	December 31,
	2012	2011
	(dollars in thousands)
Noninterest-bearing demand deposits	$823,880	$780,377
Interest-bearing demand deposits	98,937	95,945
Savings deposits	2,415,860	2,430,802
Time deposits	1,123,285	1,197,560

Total	$4,461,962	$4,504,684

At June 30, 2012, noninterest-bearing demand deposits increased by $43.5 million and interest-bearing deposits decreased $86.2 million compared to December 31, 2011. The growth in interest-bearing deposits is consistent across deposit types and represents positive results of marketing promotions aimed at attracting new and retaining existing customers.

Market Risk

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.77 at June 30, 2012 and 0.76 at December 31, 2011. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Market Risk (Continued)

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,893,364	$188,808	$384,352	$2,466,524	$1,422,828	$192,796
Investments	120,470	139,300	122,760	382,530	475,239	331,480
Other interest-earning assets	3,839	0	0	3,839	0	0

Total interest-sensitive assets (ISA)	2,017,673	328,108	507,112	2,852,893	1,898,067	524,276

Certificates of Deposit	271,507	152,035	209,326	632,868	480,337	10,080
Other deposits	2,514,797	0	0	2,514,797	0	0
Borrowings	547,180	150	29,855	577,185	38,682	39,517

Total interest-sensitive liabilitites (ISL)	3,333,484	152,185	239,181	3,724,850	519,019	49,597

Gap	$(1,315,811)	$175,923	$267,931	$(871,957)	$1,379,048	$474,679

ISA/ISL	0.61	2.16	2.12	0.77	3.66	10.57
Gap/Total assets	22.13%	2.96%	4.51%	14.66%	23.19%	7.98%

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,859,623	$156,447	$287,873	$2,303,943	$1,486,729	$174,495
Investments	125,112	107,723	205,335	438,170	418,413	320,739
Other interest-earning assets	3,511	0	0	3,511	0	0

Total interest-sensitive assets (ISA)	1,988,246	264,170	493,208	2,745,624	1,905,142	495,234

Certificates of Deposit	154,218	192,154	323,085	669,457	517,572	10,531
Other deposits	2,526,747	0	0	2,526,747	0	0
Borrowings	386,683	25,147	299	412,129	68,334	39,728

Total interest-sensitive liabilitites (ISL)	3,067,648	217,301	323,384	3,608,333	585,906	50,259

Gap	$(1,079,402)	$46,869	$169,824	$(862,709)	$1,319,236	$444,975

ISA/ISL	0.65	1.22	1.53	0.76	3.25	9.85
Gap/Total assets	18.48%	0.80%	2.91%	14.77%	22.59%	7.62%

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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2012	$(8,551)	$(5,135)	$381	$1,737
December 31, 2011	(7,787)	(3,997)	704	2,324

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the six-month period ended June 30, 2012 and 2011, the cost of our interest-bearing liabilities averaged 0.76% and 1.08%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.29% and 4.70%, respectively.

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

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first half of 2012, five relationship totaling $7.5 million was identified as troubled debt restructuring. Please refer to Note 10 “Loans and Allowance for Credit Losses” for additional information on troubled debt restructuring.

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

The allowance for credit losses was $61.7 million at June 30, 2012 or 1.48% of total loans outstanding compared to 1.51% reported at December 31, 2011 and 1.88% at June 30, 2011. The stability in the June 30, 2012 ratio when compared to December 31, 2011 can be primarily attributable to a $1.5 million decrease in specific reserves resulting from a $13.8 million decrease in nonperforming loans coupled with $115.9 million in loan growth, particularly in commercial loans. Complementing the decrease in nonaccrual loans is a decrease in other credits measures. The level of criticized loans improved as of June 30, 2012 compared to December 31, 2011, as criticized loans decreased $19.5 million, or 7% and delinquency on accruing loans for the same period declined $1.9 million, or 5%.

The allowance for credit losses as a percentage of nonperforming loans was 73% as of June 30, 2012 compared to 62% at December 31, 2011 and 51% at June 30, 2011. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $11.7 million related to nonperforming loans covering 14% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2012.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures;

	June 30,				December 31, 2011
	2012		2011
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$33,457		$89,974		$33,635
Loans held for sale on a nonaccrual basis	0		823		13,412
Troubled debt restructured loans on nonaccrual basis	45,235		22,693		44,841
Troubled debt restructured loans on accrual basis	6,251		34,208		20,276

Total nonperforming loans	$84,943		$147,698		$112,164

Loans past due in excess of 90 days and still accruing	$10,587		$12,960		$11,015
Other real estate owned	$19,140		$36,507		$30,035
Loans outstanding at end of period	$4,159,531		$3,992,058		$4,057,055
Average loans outstanding	$4,129,977	(a)	$4,114,862	(a)	$4,061,822	(b)
Nonperforming loans as a percentage of total loans	2.04%		3.70%		2.76%
Provision for credit losses	$8,084	(a)	$22,929	(a)	$55,816	(b)
Allowance for credit losses	$61,676		$75,166		$61,234
Net charge-offs	$7,642	(a)	$18,992	(a)	$65,811	(b)
Net charge-offs as a percentage of averge loans outstanding (annualized)	0.37%		0.93%		1.62%
Provision for credit losses as a percentage of net charge-offs	105.78	%(a)	120.73	%(a)	84.81	%(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.48%		1.88%		1.51%
Allowance for credit losses as a percentage of nonperforming loans (c)	72.61%		51.18%		62.01%

(a)	For the three-month period ended.
(b)	For the twelve-month period ended.
(c)	End of period loans and nonperforming loans exclude loans held for sale.

During the first half of 2012, accruing troubled debt restructured loans decreased $14.0 million from December 31, 2011. During the first quarter of 2012, an $11.3 million loan to a waste management company in Pennsylvania paid off due to the sale of the business. In addition, a $2.2 million loan to a retail development company in western Pennsylvania paid off during the first quarter.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,059,675	25%	$996,739	25%
Real estate construction	77,442	2	76,564	2
Residential real estate	1,213,610	29	1,137,059	28
Commercial real estate	1,232,270	30	1,267,432	31
Loans to individuals	576,534	14	565,849	14

Total loans and leases net of unearned income	$4,159,531	100%	$4,043,643	100%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

	For the Six-Months Ending
	June 30, 2012			As of June 30, 2012
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a% of Average Loans	Nonperforming Loans (a)	% of Total Nonperforming Loans	Nonperforming Loans as a% of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,393	44.40%	0.16%	$31,975	37.64%	0.77%
Real estate construction	248	3.24	0.01	15,060	17.73	0.36
Residential real estate	2,172	28.42	0.11	4,870	5.73	0.12
Commercial real estate	355	4.65	0.02	33,038	38.90	0.79
Loans to individuals	1,474	19.29	0.07	0	0.00	0.00

Total loans, net of unearned income	$7,642	100.00%	0.37%	$84,943	100.00%	2.04%

(a)	Nonperforming loan balances do not include loans held for sale.

As the above table illustrates, three categories of loans—commercial, financial, agricultural and other, real estate construction and commercial real estate—were a significant portion of the nonperforming loans as of June 30, 2012. See discussions related to the provision for credit losses and loans for more information.

Capital Resources

At June 30, 2012, shareholders’ equity was $772.5 million, an increase of $13.9 million from December 31, 2011. The increase was primarily the result of $23.4 million net income offset by $8.4 million of dividends paid to shareholders. Additionally, other comprehensive income increased $0.8 million due to changes in the fair value of available for sale investments and unearned ESOP shares decreased $1.0 million. Cash dividends declared per common share were $0.08 and $0.06 for the six-months ended June 30, 2012 and 2011, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of June 30, 2012, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Capital Resources (Continued)

The table below presents First Commonwealth’s capital position at June 30, 2012.

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$735,759	15.2%	$388,295	8.0%
First Commonwealth Bank	703,004	14.5	387,436	8.0	$484,295	10.0%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$675,049	13.9%	$194,147	4.0%
First Commonwealth Bank	642,427	13.3	193,718	4.0	$290,577	6.0%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$675,049	11.8%	$229,702	4.0%
First Commonwealth Bank	642,427	11.3	227,823	4.0	$284,779	5.0%

On June 19, 2012, the company announced a $50 million common stock repurchase program effective until December 31, 2012. As of June 30, 2012, 469,700 shares were repurchased at an average price of $6.48 per share.

On July 24, 2012, First Commonwealth Financial Corporation declared a quarterly dividend of $0.05 per share payable on August 17, 2012.

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

For a discussion of certain risk factors affecting the Company, see Part I, Item 1A: Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Forward-Looking Statements on page 42 of this Form 10-Q..

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. At the close price of $6.22 on June 18, 2012, the authorized program represents approximately 8.0 million shares of common stock. The following table details the amount of shares repurchased under this program during the second quarter of 2012:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2012	0	$0.00	0	0
May 31, 2012	0	0.00	0	0
June 30, 2012	469,700	6.48	469,700	6,977,027	*

Total	469,700	$6.48	469,700

* Remaining number of shares approved under the Plan is estimated based on the market value of the Company’s common stock of $6.73 at June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

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

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: August 7, 2012	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 7, 2012	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer