Form 10-Q
period 2012-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2012-11-08
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 5, 2012, was 102,614,177.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2012	December 31, 2011
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$85,183	$74,967
Interest-bearing bank deposits	3,881	3,511
Securities available for sale, at fair value	1,130,822	1,142,776
Other investments	32,479	39,796
Loans held for sale	0	13,412
Loans:
Portfolio loans	4,214,299	4,043,643
Allowance for credit losses	(64,114)	(61,234)

Net loans	4,150,185	3,982,409

Premises and equipment, net	67,229	66,755
Other real estate owned	16,016	30,035
Goodwill	159,956	159,956
Amortizing intangibles, net	2,734	3,843
Other assets	315,153	323,662

Total assets	$5,963,638	$5,841,122

Liabilities
Deposits (all domestic):
Noninterest-bearing	$858,003	$780,377
Interest-bearing	3,636,431	3,724,307

Total deposits	4,494,434	4,504,684
Short-term borrowings	461,770	312,777

Subordinated debentures	105,750	105,750
Other long-term debt	74,721	101,664

Total long-term debt	180,471	207,414
Other liabilities	53,072	57,704

Total liabilities	5,189,747	5,082,579

Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at September 30, 2012 and December 31, 2011 and 103,890,029 and 104,916,994 shares outstanding at September 30, 2012 and December 31, 2011, respectively	105,563	105,563
Additional paid-in capital	365,394	365,868
Retained earnings	312,049	294,056
Accumulated other comprehensive income, net	4,967	2,001
Treasury stock (1,673,426 and 646,461 shares at September 30, 2012 and December 31, 2011, respectively)	(13,982)	(7,345)
Unearned ESOP shares	(100)	(1,600)

Total shareholders’ equity	773,891	758,543

Total liabilities and shareholders’ equity	$5,963,638	$5,841,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$46,339	$49,109	$140,787	$149,371
Interest and dividends on investments:
Taxable interest	7,520	8,444	24,348	25,376
Interest exempt from federal income taxes	1	9	11	208
Dividends	18	11	58	40
Interest on bank deposits	2	27	4	63

Total interest income	53,880	57,600	165,208	175,058
Interest Expense
Interest on deposits	5,054	8,097	16,944	26,726
Interest on short-term borrowings	311	188	817	551

Interest on subordinated debentures	1,424	1,387	4,279	4,156
Interest on other long-term debt	441	448	1,430	1,391

Total interest on long-term debt	1,865	1,835	5,709	5,547

Total interest expense	7,230	10,120	23,470	32,824

Net Interest Income	46,650	47,480	141,738	142,234
Provision for credit losses	6,754	6,975	14,838	29,904

Net Interest Income after Provision for Credit Losses	39,896	40,505	126,900	112,330
Noninterest Income
Changes in fair value on impaired securities	1,374	(2,535)	1,549	(218)
Non-credit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)	(1,374)	2,535	(1,549)	218

Net impairment losses	0	0	0	0
Net securities gains	163	0	163	2,185
Trust income	1,631	1,603	4,780	5,085
Service charges on deposit accounts	3,736	3,836	10,975	11,010
Insurance and retail brokerage commissions	1,844	1,698	4,938	4,876
Income from bank owned life insurance	1,465	1,411	4,369	4,158
Gain on sale of assets	757	790	4,316	2,272
Card related interchange income	3,260	3,053	9,659	8,895
Joint venture termination fee	1,909	0	1,909	0
Other income	3,090	(1,592)	10,222	3,710

Total noninterest income	17,855	10,799	51,331	42,191
Noninterest Expense
Salaries and employee benefits	21,280	20,418	65,401	63,092
Net occupancy expense	3,235	3,506	9,942	10,733
Furniture and equipment expense	3,118	3,092	9,326	9,407
Data processing expense	1,987	1,533	5,346	4,482
Pennsylvania shares tax expense	1,510	1,434	4,203	4,046
Intangible amortization	367	384	1,109	1,163
Collection and repossession expense	1,281	1,961	4,650	5,003
Other professional fees and services	1,028	1,706	3,167	3,930
FDIC insurance	1,258	1,177	3,757	4,260
Loss on sale or write-down of assets	426	159	4,215	4,674
Operational losses	3,657	186	4,033	408
Other operating expenses	5,618	5,565	18,216	17,052

Total noninterest expense	44,765	41,121	133,365	128,250

Income Before Income Taxes	12,986	10,183	44,866	26,271
Income tax provision	3,139	1,857	11,647	5,280

Net Income	$9,847	$8,326	$33,219	$20,991

Average Shares Outstanding	104,080,025	104,728,915	104,593,125	104,678,233
Average Shares Outstanding Assuming Dilution	104,098,383	104,728,915	104,595,396	104,678,436
Per Share Data:
Basic Earnings per Share	$0.09	$0.08	$0.32	$0.20
Diluted Earnings per Share	$0.09	$0.08	$0.32	$0.20
Cash Dividends Declared per Common Share	$0.05	$0.03	$0.13	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Income	$9,847	$8,326	$33,219	$20,991
Other comprehensive income, before tax expense:
Unrealized holding gains on securities arising during the period	2,068	4,696	3,165	12,205
Non-credit related gains (losses) on securities not expected to be sold	1,374	(2,535)	1,549	(218)
Less: reclassification adjustment for gains on securities included in net income	(163)	0	(163)	(2,185)

Total other comprehensive income, before tax expense	3,279	2,161	4,551	9,802
Income tax expense related to items of other comprehensive income	1,146	757	1,585	3,431

Comprehensive Income	$11,980	$9,730	$36,185	$27,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				33,219				33,219
Other comprehensive income					2,966			2,966
Cash dividends declared ($0.13 per share)				(13,633)				(13,633)
Net decrease in unearned ESOP shares							1,500	1,500
ESOP market value adjustment ($685, net of $240 tax benefit)			(445)					(445)
Discount on dividend reinvestment plan purchases			(67)					(67)
Tax benefit of stock options exercised			1					1
Treasury stock acquired	(1,342,517)					(9,112)		(9,112)
Treasury stock reissued	95,552		0	(329)		946		617
Restricted stock	220,000		37	(1,264)		1,529		302

Balance at September 30, 2012	103,890,029	$105,563	$365,394	$312,049	$4,967	$(13,982)	$(100)	$773,891

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Net income				20,991				20,991
Other comprehensive income					6,371			6,371
Cash dividends declared ($0.09 per share)				(9,418)				(9,418)
Net decrease in unearned ESOP shares							1,500	1,500
ESOP market value adjustment ($762, net of $267 tax benefit)			(495)					(495)
Discount on dividend reinvestment plan purchases			(48)					(48)
Tax benefit of stock options exercised			6					6
Treasury stock acquired	(1,336)					(9)		(9)
Treasury stock reissued	13,760			(83)		155		72
Restricted stock	25,000	25	(2)	0		78		101
Common stock issuance	23,376	23	121			0		144

Balance at September 30, 2011	104,906,994	$105,563	$366,070	$302,982	$3,913	$(7,436)	$(2,100)	$768,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine-Months Ended September 30,
	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$33,219	$20,991
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,838	29,904
Deferred tax expense	2,507	1,387
Depreciation and amortization	5,736	7,058
Net (gains) losses on securities and other assets	(1,392)	5,861
Net amortization of premiums and discounts on securities	1,075	794
Net accretion of premiums and discounts on long-term debt	(84)	(96)
Income from increase in cash surrender value of bank owned life insurance	(4,369)	(4,158)
Decrease in interest receivable	1,426	1,063
Decrease in interest payable	(2,087)	(1,921)
Increase (decrease) in income taxes payable	6,294	(718)
Other-net	(2,567)	(1,222)

Net cash provided by operating activities	54,596	58,943
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	0	75,074
Proceeds from maturities and redemptions	410,909	358,875
Purchases	(395,337)	(489,963)
Proceeds from the redemption of FHLB stock	7,317	6,969
Proceeds from bank owned life insurance	2,071	88
Proceeds from sale of loans	15,981	5,763
Proceeds from sales of other assets	15,301	7,037
Net (increase) decrease in loans	(185,018)	184,440
Purchases of premises and equipment	(6,468)	(6,542)

Net cash (used in) provided by investing activities	(135,244)	141,741
Financing Activities
Net decrease in federal funds purchased	(54,800)	(800)
Net increase (decrease) in other short-term borrowings	203,792	(13,281)
Net decrease in deposits	(10,206)	(132,912)
Repayments of other long-term debt	(25,358)	(24,444)
Proceeds from issuance of common stock	0	144
Discount on dividend reinvestment plan purchases	(67)	(48)
Dividends paid	(13,633)	(9,418)
Proceeds from reissuance of treasury stock	617	72
Purchase of treasury stock	(9,112)	(9)
Stock option tax benefit	1	0

Net cash provided by (used in) financing activities	91,234	(180,696)

Net increase in cash and cash equivalents	10,586	19,988
Cash and cash equivalents at January 1	78,478	69,858

Cash and cash equivalents at September 30	$89,064	$89,846

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

The results of operations for the nine-months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year of 2012. These interim financial statements should be read in conjunction with First Commonwealth’s 2011 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.

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

Note 2 Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Condensed Consolidated Statements of Comprehensive Income:

	For the Nine-Months Ended September 30,
	2012			2011
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$3,165	$(1,100)	$2,065	$12,205	$(4,272)	$7,933
Non-credit related gains (losses) on securities not expected to be sold	1,549	(542)	1,007	(218)	76	(142)
Reclassification adjustment for gains on securities included in net income	(163)	57	(106)	(2,185)	765	(1,420)

Total other comprehensive income	$4,551	$(1,585)	$2,966	$9,802	$(3,431)	$6,371

	For the Three-Months Ended September 30,
	2012			2011
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains on securities:
Unrealized holding gains on securities arising during the period	$2,068	$(722)	$1,346	$4,696	$(1,644)	$3,052
Non-credit related gains (losses) on securities not expected to be sold	1,374	(481)	893	(2,535)	887	(1,648)
Reclassification adjustment for gains on securities included in net income	(163)	57	(106)	0	0	0

Total other comprehensive income	$3,279	$(1,146)	$2,133	$2,161	$(757)	$1,404

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3 Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the period for interest and income taxes as well as detail on non-cash investing and financing activities for the nine-months ended September 30:

	2012	2011
	(dollars in thousands)
Cash paid during the period for:
Interest	$25,685	$34,904
Income taxes	8,900	4,400
Non-cash investing and financing activities:
ESOP loan reductions	$1,500	$1,500
Loans transferred to other real estate owned and repossessed assets	4,053	25,883
Other real estate owned sold and settled out of period	80	7,260
Loans transferred from held to maturity to available for sale	0	823
Gross increase in market value adjustment to securities available for sale	4,529	9,792

Note 4 Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,545,880
Average treasury shares	(1,258,029)	(656,461)	(738,769)	(658,944)
Averaged unearned ESOP shares	(17,575)	(148,871)	(50,790)	(181,633)
Average unearned nonvested shares	(207,826)	(29,208)	(180,771)	(27,070)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	104,080,025	104,728,915	104,593,125	104,678,233
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	16,874	0	2,224	0
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,484	0	47	203

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	104,098,383	104,728,915	104,595,396	104,678,436

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine-months ended September 30, because to do so would have been antidilutive.

	2012			2011
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	293,777	$6.90	$14.55	513,210	$6.36	$14.55
Restricted Stock	93,565	5.96	6.82	20,101	5.70	6.82

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

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	September 30,	December 31,
	2012	2011
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$465	$667

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

The following table identifies the notional amount of those instruments at:

	September 30,	December 31,
	2012	2011
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,515,221	$1,495,009
Financial standby letters of credit	48,864	53,689
Performance standby letters of credit	77,795	76,371
Commercial letters of credit	1,047	1,297

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 6 Commitments and Contingent Liabilities (Continued)

Commitments and letters of credit (Continued)

The current notional amounts outstanding as of September 30, 2012 include financial standby letters of credit of $0.3 million, performance standby letters of credit of $19.5 million, and commercial letters of credit $0.4 million issued during the first nine months of 2012. A liability of $0.2 million and $0.1 million has been recorded as of September 30, 2012 and December 31, 2011, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $2.1 million as of September 30, 2012 and $1.5 million as of December 31, 2011. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Legal proceedings

McGrogan v. First Commonwealth Bank is a class action that was filed on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank (the “Bank”) promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserts that the Bank committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. At that time, there were 237 account holders with an average age of 64, and the aggregate balances in the IRA Market Rate Savings accounts totaled approximately $11.5 million. Plaintiffs seek monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. On July 27, 2011, the court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim is predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8%). This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” On August 30, 2012, the Court entered an order granting the Bank’s motion for summary judgment and dismissing the class action claims. The Court found that the Bank retained the right to resign as custodian of the accounts and that the act of resigning as custodian and closing the accounts did not breach the terms of the underlying IRA contract. The Plaintiffs have filed an appeal with the Pennsylvania Superior Court.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities

Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$29,214	$4,141	$0	$33,355	$32,139	$4,061	$(6)	$36,194
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	786,945	31,333	0	818,278	771,196	29,835	0	801,031
Mortgage-Backed Securities – Commercial	164	2	0	166	193	1	(1)	193
Other Government-Sponsored Enterprises	241,996	887	(2)	242,881	267,807	973	(132)	268,648
Obligations of States and Political Subdivisions	82	5	0	87	444	15	0	459
Corporate Securities	10,771	373	0	11,144	11,811	162	(562)	11,411
Pooled Trust Preferred Collateralized Debt Obligations	52,696	2	(29,647)	23,051	54,762	3	(31,785)	22,980

Total Debt Securities	1,121,868	36,743	(29,649)	1,128,962	1,138,352	35,050	(32,486)	1,140,916
Equities	1,860	0	0	1,860	1,860	0	0	1,860

Total Securities Available for Sale	$1,123,728	$36,743	$(29,649)	$1,130,822	$1,140,212	$35,050	$(32,486)	$1,142,776

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$7,001	$7,007
Due after 1 but within 5 years	235,077	235,961
Due after 5 but within 10 years	0	0
Due after 10 years	63,467	34,195

	305,545	277,163
Mortgage-Backed Securities (a)	816,323	851,799

Total Debt Securities	$1,121,868	$1,128,962

(a)	Mortgage Backed Securities include an amortized cost of $29.2 million and a fair value of $33.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac which had an amortized cost of $787.1 million and a fair value of $818.4 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 7 Investment Securities (Continued)

Proceeds from sale, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine-months ended September 30:

	2012	2011
	(dollars in thousands)
Proceeds from sale	$0	$75,074

Gross gains (losses) realized:
Sales Transactions:
Gross gains	$0	$2,368
Gross losses	0	(258)

	0	2,110
Maturities and impairment
Gross gains	163	75
Gross losses	0	0
Other-than-temporary impairment	0	0

	163	75

Net gains and impairment	$163	$2,185

Securities available for sale with a fair value of $599.6 million and $668.8 million were pledged as of September 30, 2012 and December 31, 2011, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 8 Other Investments

As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2012 and December 31, 2011, our FHLB stock totaled $32.5 million and $39.8 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.

During 2012 and 2011, the FHLB repurchased excess stock from its members by repurchasing the lessor of 5% of the members’ total capital stock outstanding or its total excess capital stock. As a result, during the nine-months ended September 30, 2012 and 2011, stock repurchases occurred in the amounts of $7.3 million and $7.0 million, respectively. The FHLB repurchased stock and paid dividends in each quarter of 2012, however, decisions regarding any future repurchase of excess capital stock and dividend payments will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 8, 2012.

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

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the nine-months ended September 30, 2012. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 9 Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine-months ended September 30, 2012 and 2011, no other-than-temporary impairment charges were recognized. For the nine-months ended September 30, 2012, $1.5 million in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. For the same period in 2011, $0.2 million in non-credit related losses for the same pool of securities was recorded in OCI. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities.

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

The following table presents the gross unrealized losses and estimated fair values at September 30, 2012 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$0	$0	$14	$0 (a)	$14	$0
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	26	0 (a)	0	0	26	0
Other Government-Sponsored Enterprises	2,398	(2)	0	0	2,398	(2)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,996	(29,647)	22,996	(29,647)

Total Debt Securities	2,424	(2)	23,010	(29,647)	25,434	(29,649)
Equities	0	0	0	0	0	0

Total Securities Available for Sale	$2,424	$(2)	$23,010	$(29,647)	$25,434	$(29,649)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

At September 30, 2012, pooled trust preferred collateralized debt obligations accounted for almost all of the unrealized losses, while fixed income securities issued by U.S. Government-sponsored enterprises comprised less than one percent of total unrealized losses. There were no equity securities in an unrealized loss position at September 30, 2012.

As of September 30, 2012, our corporate securities had an amortized cost and an estimated fair value of $10.8 million and $11.1 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. As of December 31, 2011, the same portion of the portfolio had an amortized cost of $11.8 million and an estimated fair value of $11.4 million. There were no corporate securities in an unrealized loss position as of September 30, 2012, while as of December 31, 2011, there were $0.6 million in unrealized losses related to these investments. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

The following table presents the gross unrealized losses and estimated fair values at December 31, 2011 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$1,086	$(6)	$16	$0 (a)	$1,102	$(6)
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	25	0 (a)	0	0	25	0
Mortgage-Backed Securities – Commercial	151	(1)	0	0	151	(1)
Other Government-Sponsored Enterprises	55,969	(132)	0	0	55,969	(132)
Corporate Securities	4,536	(562)	0	0	4,536	(562)
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,927	(31,785)	22,927	(31,785)

Total Securities Available for Sale	$61,767	$(701)	$22,943	$(31,785)	$84,710	$(32,486)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

As of September 30, 2012, the book value of our pooled trust preferred collateralized debt obligations totaled $52.7 million with an estimated fair value of $23.1 million, which includes securities comprised of 339 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainders are mezzanine tranches, three of which have no senior class remaining in the issue. Two of the pooled issues, representing $2.9 million of the $52.7 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2012, after taking into account management’s best estimates of future interest deferrals and defaults, six of our securities had no excess subordination in the tranches we own and seven of our securities had excess subordination which ranged from 10% to 566% of the current performing collateral.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

The following table provides information related to our pooled trust preferred collateralized debt obligations as of September 30, 2012:

Deal	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL I	Senior	$1,009	$993	$(16)	Aa3/A	17	38.98%	213.61%
Pre TSL IV	Mezzanine	1,830	645	(1,185)	Caa2/CCC	6	27.07	95.96
Pre TSL V	Mezzanine	53	55	2	C/–	3	100.00	0.00
Pre TSL VII	Mezzanine	4,114	3,419	(695)	Ca/C	17	45.50	0.00
Pre TSL VIII	Mezzanine	1,794	1,016	(778)	C/C	34	48.43	0.00
Pre TSL IX	Mezzanine	2,259	811	(1,448)	Ca/C	47	25.88	9.64
Pre TSL X	Mezzanine	1,447	1,118	(329)	Ca/C	51	38.24	0.00
Pre TSL XII	Mezzanine	5,516	2,696	(2,820)	Ca/C	73	34.04	0.00
Pre TSL XIII	Mezzanine	12,418	4,714	(7,704)	Ca/C	63	37.50	13.84
Pre TSL XIV	Mezzanine	13,069	4,570	(8,499)	Ca/C	61	40.08	32.10
MMCap I	Senior	1,898	1,841	(57)	A3/A	17	48.60	565.56
MMCap I	Mezzanine	849	455	(394)	Ca/C	17	48.60	14.50
MM Comm IX	Mezzanine	6,440	718	(5,722)	Ca/CC	30	39.29	0.00

Total		$52,696	$23,051	$(29,645)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the nine-months ended September 30, 2012 and 2011, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2012. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•

Credit Analysis – A quarterly credit evaluation is performed for each of the 339 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•

Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of September 30, 2012, default probabilities for performing collateral ranged from 0.33% to 75%.

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

Our cash flow analysis as of September 30, 2012, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the nine-months ended September 30, 2012. Based upon the analysis performed by management, it is probable that six of our pooled trust preferred

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 9 Impairment of Investment Securities (Continued)

securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 17 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of September 30, 2012 indicates it is probable that we will collect all contractual principal and interest payments.

During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL I, PreTSL IV and MMCap I-Senior. Our cash flow analysis as of September 30, 2012, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 14% to 144% and will be recognized as an adjustment to yield over the remaining life of these securities. During the three- and nine-months ended September 30, 2012, $0.4 million and $0.9 million, respectively, of the excess was recognized as an adjustment to yield on these securities.

The following provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Balance, beginning (a)	$44,230	$44,850	$44,736	$44,850
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0	0	0
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	0	0	0	0
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(436)	0	(942)	0

Balance, ending	$43,794	$44,850	$43,794	$44,850

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(b)	Represents the increase in cash flows recognized in interest income during the period.

In the third quarter of 2012 and 2011, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of September 30, 2012 and 2011, there are no equity securities in an unrealized loss position.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types:

	September 30, 2012	December 31, 2011

	(dollars in thousands)
Commercial, financial, agricultural and other	$1,087,019	$996,739
Real estate construction	95,425	76,564
Residential real estate	1,228,328	1,137,059
Commercial real estate	1,217,249	1,267,432
Loans to individuals	586,278	565,849

Total loans and leases net of unearned income	4,214,299	$4,043,643

During the nine-months ended September 30, 2012, all loan categories, except commercial real estate, increased with total loans increasing $170.7 million or 4% compared to balances outstanding at December 31, 2011. A majority of the loan growth was recognized in the residential real estate portfolio as a result of seasonal demand and an ongoing loan promotion. Increases in commercial, financial, agricultural and other portfolio can be attributed to growth in direct middle market lending and syndications in Pennsylvania and contiguous states, while loans to individuals increased due to growth in home equity installment loans and indirect auto lending.

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

The following tables represent our credit risk profile by creditworthiness:

	September 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$987,376	$71,995	$1,212,272	$1,087,424	$586,191	$3,945,258
Non-Pass
OAEM	27,334	939	5,568	63,563	3	97,407
Substandard	72,309	18,205	10,488	66,262	84	167,348
Doubtful	0	4,286	0	0	0	4,286

Total Non-Pass	99,643	23,430	16,056	129,825	87	269,041

Total	$1,087,019	$95,425	$1,228,328	$1,217,249	$586,278	$4,214,299

	December 31, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$904,057	$44,914	$1,126,143	$1,110,664	$565,842	$3,751,620
Non-Pass
OAEM	27,627	4,238	5,484	61,855	7	99,211
Substandard	60,114	21,701	5,432	94,913	0	182,160
Doubtful	4,941	5,711	0	0	0	10,652

Total Non-Pass	92,682	31,650	10,916	156,768	7	292,023

Total	$996,739	$76,564	$1,137,059	$1,267,432	$565,849	$4,043,643

Portfolio Risks

Credit quality measures at September 30, 2012 compared to December 31, 2011 indicate a decrease in criticized loans, or loans designated OAEM, substandard or doubtful, of $23.0 million, or 8%, a decrease in delinquency 30 days and over on accruing loans of $10.2 million, or 29%, and an $8.3 million increase in nonaccrual loans, excluding loans held-for-sale.

Charge-offs for the nine-months ended September 30, 2012 totaled $13.4 million compared to $30.1 million for the nine-months ended September 30, 2011. The most significant charge-offs during the nine-months ended September 30, 2012 were a $1.4 million charge taken on a Florida real estate construction loan with a remaining balance of $4.3 million and a $1.2 million charge taken on a $2.0 million commercial loan relationship. During the nine-months ended September 30, 2011, the most significant charge-off totaled $5.2 million and related to a central Pennsylvania development loan relationship. Other significant charge-offs during the nine-month period

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Portfolio Risks (Continued)

in 2011 totaled $10.8 million and related to six construction loan projects located in Florida, Nevada, Ohio and western and central Pennsylvania.

Criticized loans totaled $269.0 million at September 30, 2012 and represented 6% of the loan portfolio. This represents a $23.0 million decrease compared with the portfolio as of December 31, 2011. These loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

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

In addition, during the first nine months of 2012, nine relationships consisting of fifteen loans, were classified as troubled debt restructuring. These loans increased the nonperforming loan balance by $10.3 million with a $3.2 million increase in specific reserves.

Age Analysis of Past Due Loans by Segment

The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2012 and December 31, 2011. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2012
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,440	$679	$221	$28,827	$31,167	$1,055,852	$1,087,019
Real estate construction	235	0	152	11,569	11,956	83,469	95,425
Residential real estate	7,642	1,986	1,277	8,910	19,815	1,208,513	1,228,328
Commercial real estate	6,651	169	162	37,340	44,322	1,172,927	1,217,249
Loans to individuals	2,684	820	1,186	84	4,774	581,504	586,278

Total	$18,652	$3,654	$2,998	$86,730	$112,034	$4,102,265	$4,214,299

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

The previous tables summarize nonaccrual loans by loan segment. The Company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, when part of the principal balance has been charged off and no restructuring has occurred, or the loans reach a certain number of days past due. Generally, loans 90 days or more past due are placed on nonaccrual status, except for consumer loans which are placed in nonaccrual status at 150 days past due. In periods prior to the third quarter of 2012, if a consumer loan was well secured and in the process of collection, it remained on accrual status, as delinquency was not a factor in moving it to nonaccrual status.

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

Impaired Loans

Management considers loans to be impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. Determination of impairment is treated the same across all loan categories. When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole source for repayment of the loan is the operation or liquidation of collateral. When the loan is collateral dependent, the appraised value less estimated cost to sell is utilized. If management determines the value of the impaired loan is less than the recorded investment in the loan, impairment is recognized through an allowance estimate or a charge-off to the allowance. Troubled debt restructured loans on accrual status are considered to be impaired loans.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

Nonperforming loans, excluding loans held for sale, decreased $4.9 million to $93.9 million at September 30, 2012 compared to $98.8 million at December 31, 2011. Contributing to this decrease was an $11.3 million loan to a waste management company which was paid off in the first quarter and a $10.3 million loan to an information technology firm which was returned to accrual status in the second quarter. The most significant loans placed into nonperforming status during the first nine months of 2012 included $6.7 million to a western Pennsylvania in-patient facility, $4.9 million for a commercial real estate loan to a nonprofit institution, $2.5 million to a manufacturer of medical equipment and $2.8 million to a western Pennsylvania construction firm. During the third quarter of 2012, a $0.9 million payment was received on the aforementioned $4.9 million loan to a nonprofit, providing for a current balance on this loan of $3.9 million. Also impacting the balance of nonperforming loans for the period was the movement to nonaccrual status of $4.8 million in consumer loans which were 150 days or more past due. Beginning in the third quarter of 2012, consumer loans are moved to nonaccrual status once they reach 150 days past due, however, in prior periods, these loans were not placed in nonaccrual status if they were well secured and in the process of collection. The majority of the consumer loans moved to nonaccrual status in the third quarter, or $4.7 million of the $4.8 million, were residential real estate loans.

The specific allowance for nonperforming loans decreased by $0.3 million at September 30, 2012 compared to December 31, 2011, primarily due to the decrease in balances. Unfunded commitments related to nonperforming loans were $5.1 million at September 30, 2012 and after consideration of available collateral related to these commitments, an off balance sheet reserve of $44 thousand was established.

Loans held for sale totaled $13.4 million at December 31, 2011 and the entire balance represented nonperforming loans. As of September 30, 2012, the sale of all of these loans had been completed and provided for a $2.9 million gain. While these loans were considered to be nonperforming, they were not taken into consideration when determining the allowance for credit losses as they were carried at the lower of cost or fair value.

Significant nonaccrual loans as of September 30, 2012, include the following;

•

$19.3 million, the remaining portion of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in the second quarter of 2004 and was placed in nonaccrual status in the fourth quarter of 2009. A settlement plan with the borrower and three other lenders was reached in the fourth quarter of 2010 and resulted in an $8.0 million principal payment and a $15.4 million partial charge-off.

•

$16.0 million commercial real estate loan for a real estate developer in eastern Pennsylvania. This loan was originated in the third quarter of 2007 and restructured in the fourth quarter of 2011which resulted in a charge-off of $4.2 million. The most recent appraisal for the real estate collateral was completed in the third quarter of 2011.

•

$6.7 million commercial real estate loan to an in-patient facility in western Pennsylvania. This loan was originated in the fourth quarter of 2008 and placed in nonaccrual status in September 2012. Because this loan was not previously classified, the most recent appraisal for the real estate collateral was at loan origination. Therefore, the collateral valuation and resulting shortfall on this loan were determined using a real estate common level ratio.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

•

$4.3 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. This loan was originated in the second quarter of 2007. Charge-offs of $16.5 million have been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the second quarter of 2012.

•

$3.9 million real estate secured loan to a western Pennsylvania nonprofit corporation. This loan was originated in the fourth quarter of 2008 and placed in nonaccrual status in the second quarter of 2012. The most recent appraisals for the various real estate collateral were completed in the fourth quarter of 2011 and the first quarter of 2012.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2012 and December 31, 2011. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated based on month-end balances of the loans of the period reported.

	September 30, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related .allowance recorded:
Commercial, financial, agricultural and other	$6,762	$7,716	$0	$2,010	$3,418	$0
Real estate construction	4,087	7,424	0	10,814	20,161	0
Residential real estate	7,087	7,556	0	3,125	3,513	0
Commercial real estate	29,394	31,055	0	36,777	41,974	0
Loans to individuals	84	84	0	0	0	0

Subtotal	47,414	53,835	0	52,726	69,066	0
With an allowance recorded:
Commercial, financial, agricultural and other	26,719	27,558	7,306	34,056	34,341	9,069
Real estate construction	7,482	30,312	973	6,298	21,402	2,960
Residential real estate	2,752	2,752	719	955	955	93
Commercial real estate	9,539	9,752	3,916	4,717	4,863	1,114
Loans to individuals	0	0	0	0	0	0

Subtotal	46,492	70,374	12,914	46,026	61,561	13,236

Total	$93,906	$124,209	$12,914	$98,752	$130,627	$13,236

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Nine-Months Ended September 30,
	2012		2011
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$9,281	$116	$3,695	$11
Real estate construction	6,641	0	21,611	1
Residential real estate	7,604	17	2,519	4
Commercial real estate	27,869	50	27,322	246
Loans to individuals	9	0	13	0

Subtotal	51,404	183	55,160	262
With an allowance recorded:
Commercial, financial, agricultural and other	21,025	5	29,614	126
Real estate construction	7,381	0	19,858	0
Residential real estate	1,532	20	422	1
Commercial real estate	2,713	11	35,595	301
Loans to individuals	0	0	0	0

Subtotal	32,651	36	85,489	428

Total	$84,055	$219	$140,649	$690

	For the Three-Months Ended September 30,
	2012		2011
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$6,664	$94	$1,989	$6
Real estate construction	4,954	0	16,465	(1)
Residential real estate	4,374	6	3,131	3
Commercial real estate	29,878	14	19,676	228
Loans to individuals	28	0	7	0

Subtotal	45,898	114	41,268	236
With an allowance recorded:
Commercial, financial, agricultural and other	25,469	2	37,552	50
Real estate construction	8,848	0	20,237	(2)
Residential real estate	2,130	6	669	1
Commercial real estate	4,754	11	51,677	124
Loans to individuals	0	0	0	0

Subtotal	41,201	19	110,135	173

Total	$87,099	$133	$151,403	$409

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

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$7,176	$20,276
Nonaccrual status	46,026	44,841

Total	$53,202	$65,117

Commitments
Letters of credit	$0	$12,580
Unused lines of credit	1,342	42

Total	$1,342	$12,622

At September 30, 2012, troubled debt restructured loans on accruing status decreased $13.1 million compared to December 31, 2011 and commitments related to troubled debt restructured loans decreased $11.3 million for the same period. These decreases are primarily a result of the payoff of an $11.3 million loan to a waste management company in Pennsylvania as a result of the sale of the business. In addition, a $2.2 million loan to a retail development company in western Pennsylvania paid off during the first quarter. During 2012 and 2011 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine-Months Ended September 30, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	10	$1,599	$187	$7,538	$9,324	$8,885	$3,140
Real estate construction	1	823	0	0	823	791	0
Residential real estate	3	0	97	83	180	131	0
Commercial real estate	1	0	516	0	516	529	98

Total	15	$2,422	$800	$7,621	$10,843	$10,336	$3,238

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Nine-Months Ended September 30, 2011
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	10	$100	$105	$2,218	$2,423	$2,402	$606
Real estate construction	4	354	0	0	354	506	0
Residential real estate	5	0	100	179	279	274	7
Commercial real estate	18	17,202	199	1,978	19,379	19,237	1,551

Total	37	$17,656	$404	$4,375	$22,435	$22,419	$2,164

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the nine-months ended September 30, 2012 and 2011, $0.8 million and $0.3 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three-Months Ended September 30, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$1,153	$169	$1,509	$2,831	$3,004	$746
Real estate construction	0	0	0	0	0	0	0
Residential real estate	0	0	0	0	0	0	0
Commercial real estate	1	0	516	0	516	529	98

Total	7	$1,153	$685	$1,509	$3,347	$3,533	$844

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Three-Months Ended September 30, 2011
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$0	$0	$50	$50	$46	$0
Real estate construction	0	0	0	0	0	0	0
Residential real estate	2	0	73	104	177	175	7
Commercial real estate	3	39	0	481	520	517	0

Total	6	$39	$73	$635	$747	$738	$7

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three-months ended September 30, 2012, $0.7 million of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization. There were no loans for the three-months ended September 30, 2011 with modifications to rate as well as payment.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. There were no loans restructured over the previous twelve months considered to default during the three-months ended September 30, 2012 and 2011. The following provides information related to restructured loans that were considered to default during the nine-months ended September 30:

	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Real estate construction	0	$0	1	$88

Total	0	$0	1	$88

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine-Months Ended September 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(4,939)	(2,356)	(2,984)	(638)	(2,494)	0	(13,411)
Recoveries	349	121	331	256	396	0	1,453
Provision	4,470	4,341	1,120	1,855	2,074	978	14,838

Ending Balance	$18,080	$8,862	$6,704	$20,434	$4,220	$5,814	$64,114

Ending balance: individually evaluated for impaired	$7,306	$973	$719	$3,916	$0	$0	$12,914
Ending balance: collectively evaluated for impaired	10,774	7,889	5,985	16,518	4,220	5,814	51,200
Loans:
Ending balance	1,087,019	95,425	1,228,328	1,217,249	586,278		4,214,299
Ending balance: individually evaluated for impaired	32,833	11,427	7,224	37,369	0		88,853
Ending balance: collectively evaluated for impaired	1,054,186	83,998	1,221,104	1,179,880	586,278		4,125,446

	For the Nine-Months Ended September 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229
Charge-offs	(3,642)	(14,570)	(2,686)	(6,918)	(2,332)	0	(30,148)
Recoveries	335	0	118	239	440	0	1,132
Provision	196	11,984	3,770	12,443	1,708	(197)	29,904

Ending Balance	$18,589	$15,416	$6,656	$22,677	$4,031	$4,748	$72,117

Ending balance: individually evaluated for impaired	$10,503	$12,551	$171	$11,674	$0	$0	$34,899
Ending balance: collectively evaluated for impaired	8,086	2,865	6,485	11,003	4,031	4,748	37,218
Loans:
Ending balance	950,547	97,354	1,096,339	1,284,720	544,763		3,973,723
Ending balance: individually evaluated for impaired	37,738	35,957	2,290	81,375	0		157,360
Ending balance: collectively evaluated for impaired	912,809	61,397	1,094,049	1,203,345	544,763		3,816,363

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 10 Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	For the Three-Months Ended September 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,302	$8,001	$6,619	$17,638	$4,209	$5,907	$61,676
Charge-offs	(1,271)	(2,016)	(530)	(97)	(756)	0	(4,670)
Recoveries	74	29	49	70	132	0	354
Provision	(25)	2,848	566	2,823	635	(93)	6,754

Ending Balance	$18,080	$8,862	$6,704	$20,434	$4,220	$5,814	$64,114

	For the Three-Months Ended September 30, 2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$23,175	$17,701	$6,870	$18,780	$3,870	$4,770	$75,166
Charge-offs	(685)	(6,522)	(986)	(1,343)	(810)	0	(10,346)
Recoveries	74	0	22	75	151	0	322
Provision	(3,975)	4,237	750	5,165	820	(22)	6,975

Ending Balance	$18,589	$15,416	$6,656	$22,677	$4,031	$4,748	$72,117

Note 11 Income Taxes

At September 30, 2012 and December 31, 2011, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2009 through 2011 were open for examination as of September 30, 2012.

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

•

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, certain corporate securities, FHLB stock, interest rate derivatives that include interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

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

The fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are pooled trust preferred collateralized debt obligations, non-marketable equity investments, loans held for sale and certain interest rate derivatives, certain other real estate owned and certain impaired loans.

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

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$23,051	Discounted Cash Flow	Probability of default	0% -100% (21.73%)
			Prepayment rates	0% -100% (13.44%)
			Discount rates	6.75% - 20%(a)
Other Investments	1,420	Par Value	N/A	N/A

Interest Rate Swap	0	Option model	Counterparty credit risk	15.08% - 17.63%(b)

Impaired Loans	15,755(c)	Discounted Cash Flow	Discount rate	8.42% - 8.83%

Other Real Estate Owned	338	Internal Valuation	N/A	N/A

(a)	incorporates premium related to credit quality and illiquidity of securities.
(b)	represents the range of the credit spread curve used in valuation.
(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$33,355	$0	$33,355
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	0	818,278	0	818,278
Mortgage-Backed Securities—Commercial	0	166	0	166
Other Government-Sponsored Enterprises	0	242,881	0	242,881
Obligations of States and Political Subdivisions	0	87	0	87
Corporate Securities	0	11,144	0	11,144
Pooled Trust Preferred Collateralized Debt Obligations	0	0	23,051	23,051

Total Debt Securities	0	1,105,911	23,051	1,128,962
Equities	440	0	1,420	1,860

Total Securities Available for Sale	440	1,105,911	24,471	1,130,822
Other Investments	0	32,479	0	32,479
Other Assets(a)	0	18,122	0	18,122

Total Assets	$440	$1,156,512	$24,471	$1,181,423

Other Liabilities(a)	$0	$20,004	$0	$20,004

Total Liabilities	$0	$20,004	$0	$20,004

(a)	Non-hedging interest rate derivatives

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$36,194	$0	$36,194
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	0	801,031	0	801,031
Mortgage-Backed Securities—Commercial	0	193	0	193
Other Government-Sponsored Enterprises	0	268,648	0	268,648
Obligations of States and Political Subdivisions	0	459	0	459
Corporate Securities	0	11,411	0	11,411
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,980	22,980

Total Debt Securities	0	1,117,936	22,980	1,140,916
Equities	440	0	1,420	1,860

Total Securities Available for Sale	440	1,117,936	24,400	1,142,776
Other Investments	0	39,796	0	39,796
Loans Held for Sale	0	0	13,412	13,412
Other Assets(a)	0	16,064	0	16,064

Total Assets	$440	$1,173,796	$37,812	$1,212,048

Other Liabilities(a)	$0	$18,986	$0	$18,986

Total Liabilities	$0	$18,986	$0	$18,986

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

For the nine-month periods ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$22,980	$1,420	$13,412	$0	$37,812
Total gains or losses
Included in earnings	0	0	2,870	(461)	2,409
Included in other comprehensive income	3,610	0	0	0	3,610
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	(15,981)	0	(15,981)
Settlements	(3,539)	0	(301)	0	(3,840)
Transfers into Level 3	0	0	0	461	461

Balance, end of period	$23,051	$1,420	$0	$0	$24,471

	2011
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$343	$21,376	$26,352	$1,570	$0	49,641
Total gains or losses
Included in earnings	4	387	0	0	(4,520)	(4,129)
Included in other comprehensive income	(20)	(98)	809	0	0	691
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Sales	(327)	(6,700)	0	0	0	(7,027)
Settlements	0	(3,000)	(2,463)	0	0	(5,463)
Transfers from Level 3	0	(11,965)	0	0	0	(11,965)
Transfers into Level 3	0	0	0	0	4,520	4,520

Balance, end of period	$0	$0	$24,698	$1,570	$0	$26,268

For the nine-months ended September 30, 2012, there were no transfers between fair value Levels 1 and 2. However, $0.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk. Because the credit quality of the underlying counterparty declined below investment grade, the swaps were valued utilizing more than interest rate yield curves. During the second quarter of 2011, $12.0 million of corporate securities were transferred from Level 3 to Level 2. Corporate securities were transferred from Level 3 to Level 2 based on increased frequency in the volume of observable trades. Fair values

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

on these securities at September 30, 2011 were determined based on market data, including trade and bid prices. During the third quarter of 2011, $4.5 million of interest rate swaps were transferred into Level 3 from Level 2 also due to deterioration of the counterparty’s credit risk. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2012 and 2011.

For the three-month periods ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$21,792	$1,420	$0	$0	$23,212
Total gains or losses
Included in earnings	0	0	0	0	0
Included in other comprehensive income	2,030	0	0	0	2,030
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	0	0	0
Settlements	(771)	0	0	0	(771)
Transfers from Level 3	0	0	0	0	0
Transfers into Level 3	0	0	0	0	0

Balance, end of period	$23,051	$1,420	$0	$0	$24,471

	2011
	Obligations of States and Political Subdivisions	Corporate Securities	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$0	$0	$26,984	$1,570	$0	28,554
Total gains or losses
Included in earnings	0	0	0	0	(4,520)	(4,520)
Included in other comprehensive income	0	0	(2,211)	0	0	(2,211)
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Settlements	0	0	(75)	0	0	(75)
Transfers from Level 3	0	0	0	0	4,520	4,520

Balance, end of period	$0	$0	$24,698	$1,570	$0	$26,268

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

For the three-months ended September 30, 2012, there were no transfers of securities between Levels 1, 2 or 3. During the third quarter of 2011, $4.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2012 and 2011.

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$0	$59,241	$21,751	$80,992
Other real estate owned	0	16,002	338	16,340

Total Assets	$0	$75,243	$22,089	$97,332

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$0	$73,783	$26,349	$100,132
Other real estate owned	0	31,232	438	31,670

Total Assets	$0	$105,015	$26,787	$131,802

The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Impaired loans	$(3,890)	$(7,148)	$(7,352)	$(28,075)
Other real estate owned	(366)	(88)	(523)	(4,185)

Total losses	$(4,256)	$(7,236)	$(7,875)	$(32,260)

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

The fair value for other real estate owned is determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned has a book cost of $16.0 million as of September 30, 2012 and consisted primarily of a manufacturing plant in northern Pennsylvania, residential real estate in eastern Pennsylvania and a commercial real estate property in eastern Pennsylvania. During the first quarter of 2012, the sale of an office building in western Pennsylvania which was

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

previously in OREO for $6.8 million was completed and resulted in a $0.3 million loss at the time of sale. During the third quarter of 2012, a real estate property located in central Pennsylvania which was in OREO for $1.2 million was sold and resulted in a $0.6 million gain. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the nine-months ended September 30, 2012.

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

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 12 Fair Values of Assets and Liabilities (Continued)

fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million and $0.1 million at September 30, 2012 and December 31, 2011, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.

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

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2012
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$85,183	$85,183	$85,183	$0	$0
Interest-bearing deposits	3,881	3,881	3,881	0	0
Securities available for sale	1,130,822	1,130,822	440	1,105,911	24,471
Other investments	32,479	32,479	0	32,479	0
Loans	4,214,299	4,269,822	0	59,241	4,210,581
Financial liabilities
Deposits	4,494,434	4,435,555	0	4,435,555	0
Short-term borrowings	461,770	461,760	0	461,760	0
Long-term debt	74,721	77,470	0	77,470	0
Subordinated debt	105,750	76,995	0	0	76,995

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

We have twelve risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Credit value adjustment	$(1,836)	$(2,963)
Notional Amount:
Interest rate derivatives	207,822	187,368
Risk participation agreements	86,980	128,098
Sold credit protection on risk participation agreements	0	(22,147)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 1. Financial Statements and Supplementary Data (Continued)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 13 Derivatives (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in other income on the Condensed Consolidated Statements of Income:

	For the Three- Months Ended September 30,		For the Nine- Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$375	$(5,108)	$1,126	$(5,643)

During 2012, total credit risk income of $1.3 million was recognized, offset by $0.2 million in expense related to three interest rate swaps that were downgraded during the third quarter to a below investment grade rating. As a result of the deterioration of credit risk related to the counterparty, a larger mark-to-market adjustment was recorded. The fair value of our derivatives is included in a table in Note 12 “Fair Values of Assets and Liabilities,” in the line items other assets and other liabilities.

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

First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of September 30, 2012 and December 31, 2011 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2012 or 2011.

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of September 30, 2012 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the step 2 goodwill impairment test completed as of December 31, 2011 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring during the first nine months of 2012.

As of September 30, 2012, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the nine-months ended September 30, 2012 and 2011, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.

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

•	prolonged low interest rates, which could reduce our net interest margin;

•	increases in defaults by borrowers and other delinquencies, which could result in increases in our provision for credit losses and related expenses;

•	further declines in the market value of investment securities that are considered to be other-than-temporary, which would negatively impact our earnings and capital levels;

•	cyber-attacks and fraud, which could disrupt our systems and services, breach the privacy of our customer and business information or result in loss of client assets;

•	further declines in the valuations of real estate, which could negatively affect the creditworthiness of our borrowers and the value of collateral securing our loans;

•	the assumptions used in calculating the appropriate amount to be placed into our allowance for credit losses may prove to be inaccurate;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

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

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 46 for the nine-months ended September 30, 2012 and 2011.

Results of Operations

Nine-Months Ended September 30, 2012 Compared to Nine-Months Ended September 30, 2011

Net Income

For the nine-months ended September 30, 2012, First Commonwealth had net income of $33.2 million, or $0.32 per share, compared to net income of $21.0 million or $0.20 per share in the nine-months ended September 30, 2011. The increase in net income is primarily the result of a lower provision for credit losses, receipt of a joint venture termination fee, positive market value adjustments for interest rate swaps and higher gains recognized on the sale of assets. These increases were offset by lower net security gains, increased salaries and employee benefit expenses and operational losses.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, was $145.1 million in the first nine months of 2012 compared to $146.5 million for the same period in 2011. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 73% and 77% for the nine-months ended September 30, 2012 and 2011, respectively.

Net interest margin, on a fully taxable equivalent basis, was 3.63% for the nine-months ended September 30, 2012 compared to 3.81% for the nine-months ended September 30, 2011. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

During the nine-months ended September 30, 2012, the net interest margin has been challenged by the continuing low interest rate environment and decreasing rates earned on interest-earning assets. Despite a disciplined approach to pricing which has provided for maintaining the level of new volume spreads, runoff of existing assets which are earning higher interest rates has continued to provide for lower yields on earning assets. Growth in earning assets has helped to offset the impact of runoff, as average earning assets for the nine months ended September 30, 2012 increased $202.6 million, or 4%, compared to the comparable period in 2011. It is expected that the challenges to the net interest margin will continue as $2.9 billion in interest-sensitive assets either reprice or mature over the next twelve months.

The taxable equivalent yield on interest-earning assets was 4.22% for the nine-months ended September 30, 2012, a decrease of 45 basis points from the 4.67% yield for the same period in 2011. This decline can be attributed to the repricing of our variable rate assets in a declining rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.73% for the nine-months ended September 30, 2012, compared to 1.04% for the same period in 2011. Also, impacting the net interest margin in the first nine months of 2012 was the recognition of $1.2 million in interest income related to loans that were previously in nonaccrual status. This contributed 3 basis points to the net interest margin for the nine-months ended September 30, 2012. Offsetting this contribution was the reversal of $0.7 million, or 2 basis points, of interest income related to loans that were placed in nonaccrual status during 2012.

Comparing the nine-months ended September 30, 2012 with the same period in 2011, changes in interest rates negatively impacted net interest income by $10.1 million. The lower yield on interest-earning assets adversely impacted net interest income by $17.3 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $7.2 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines.

While decreases in interest rates and yields compressed the net interest rate, increases in average interest-earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $8.7 million in the nine-months ended September 30, 2012 compared to the same period in 2011. Higher levels of interest-earning assets resulted in an increase of $6.5 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $2.2 million.

Positively affecting net interest income was a $92.8 million increase in average net free funds at September 30, 2012 as compared to September 30, 2011. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to runoff and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the nine months ended September 30, 2012 decreased $229.2 million, or 17%, compared to the comparable period in 2011. The positive change in deposit mix is expected to continue as $589.5 million in certificates of deposits either mature or reprice over the next twelve months.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine-months ended September 30:

	2012	2011
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$165,208	$175,058
Adjustment to fully taxable equivalent basis	3,361	4,227

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	168,569	179,285
Interest expense	23,470	32,824

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$145,099	$146,461

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the nine-months ended September 30:

	2012			2011
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,458	$4	0.12%	$34,060	$63	0.25%
Tax-free investment securities	333	17	6.82	6,331	320	6.76
Taxable investment securities	1,184,948	24,406	2.75	1,021,795	25,416	3.33
Loans, net of unearned income (b)(c)	4,148,937	144,142	4.64	4,073,871	153,486	5.04

Total interest-earning assets	5,338,676	168,569	4.22	5,136,057	179,285	4.67

Noninterest-earning assets:
Cash	74,553			74,736
Allowance for credit losses	(64,438)			(78,042)
Other assets	583,768			592,277

Total noninterest-earning assets	593,883			588,971

Total Assets	$5,932,559			$5,725,028

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$643,396	$222	0.05%	$603,980	$392	0.09%
Savings deposits (d)	1,909,777	3,276	0.23	1,867,973	5,725	0.41
Time deposits	1,156,689	13,446	1.55	1,385,857	20,609	1.99
Short-term borrowings	414,451	817	0.26	166,094	551	0.44
Long-term debt	190,720	5,709	4.00	181,261	5,547	4.09

Total interest-bearing liabilities	4,315,033	23,470	0.73	4,205,165	32,824	1.04

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	795,443			709,536
Other liabilities	51,627			48,775
Shareholders’ equity	770,456			761,552

Total noninterest-bearing funding sources	1,617,526			1,519,863

Total Liabilities and Shareholders’ Equity	$5,932,559			$5,725,028

Net Interest Income and Net Yield on Interest-Earning Assets		$145,099	3.63%		$146,461	3.81%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine-months ended September 30, 2012 compared with September 30, 2011:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(59)	$(55)	$(4)
Tax-free investment securities	(303)	(303)	0
Taxable investment securities	(1,010)	4,064	(5,074)
Loans	(9,344)	2,830	(12,174)

Total interest income (b)	(10,716)	6,536	(17,252)
Interest-bearing liabilities:
Interest-bearing demand deposits	(170)	27	(197)
Savings deposits	(2,449)	128	(2,577)
Time deposits	(7,163)	(3,411)	(3,752)
Short-term borrowings	266	817	(551)
Long-term debt	162	289	(127)

Total interest expense	(9,354)	(2,150)	(7,204)

Net interest income	$(1,362)	$8,686	$(10,048)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the nine-months ended September 30:

	2012		2011
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,470	30%	$196	1%
Real estate construction	4,341	29	11,984	40
Residential real estate	1,120	8	3,770	12
Commercial real estate	1,855	12	12,443	42
Loans to individuals	2,074	14	1,708	6
Unallocated	978	7	(197)	(1)

Total	$14,838	100%	$29,904	100%

The provision for credit losses for the nine-months ended September 30, 2012 decreased in comparison to the nine-months ended September 30, 2011, by $15.1 million or 50%. The provision for credit losses for the nine-months ended September 30, 2012, was slightly more than the $12.0 million in net credit losses for the period.

During the nine-months ended September 30, 2012, the most significant provision for credit losses related to a $3.3 million increase in specific reserves for a commercial real estate loan. The resulting increase in provision for that loan category was partially offset by the impact of lower outstanding commercial real estate loans. The provision for credit losses for commercial, financial, agricultural and real estate construction categories can be attributed primarily to growth in those portfolios. The $1.0 million unallocated provision for credit losses is a result of management’s analysis of certain qualitative factors impacting the reserve for credit losses and concern over the impact of the continued difficult economic conditions being experienced by our borrowers. This analysis included factors related primarily to portfolio risk and the impact of economic conditions on our portfolio.

The allowance for credit losses was $64.1 million, or 1.52%, of total loans outstanding at September 30, 2012, compared to $61.2 million, or 1.51%, at December 31, 2011 and $72.1 million, or 1.81%, at September 30, 2011. The decline from 1.81% at September 30, 2011, can be attributed to a $131.0 million, or 33%, decline in criticized loans, which encompasses the $68.0 million, or 42%, decrease in nonperforming loans. Nonperforming loans as a percentage of total loans decreased to 2.23% at September 30, 2012 from 2.76% at December 31, 2011 and 4.07% as of September 30, 2011. The allowance to nonperforming loan ratio was 68%, 62% and 45% as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Improvement in these ratios contributed to the lower level of provision for credit losses for the nine-months ended September 30, 2012.

Net credit losses were $12.0 million in the nine-months ended September 30, 2012 compared to $29.0 million for the same period in 2011. The most significant credit losses recognized during the nine-months ended September 30, 2012, were a $1.4 million partial charge-off of a construction loan for a Florida condominium project and a $1.2 million partial charge-off of a commercial borrower in the shallow gas well business. Net credit losses during the nine-month period did not include any other significant individual charge-offs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the nine-months ended September 30, 2012 and 2011 and the year-ended December 31, 2011:

	September 30, 2012	September 30, 2011	December 31, 2011
	(dollars in thousands)
Balance, beginning of period	$61,234	$71,229	$71,229
Loans charged off:
Commercial, financial, agricultural and other	4,939	3,642	7,114
Real estate construction	2,356	14,570	28,886
Residential real estate	2,984	2,686	4,107
Commercial real estate	638	6,918	24,861
Loans to individuals	2,494	2,332	3,325

Total loans charged off	13,411	30,148	68,293

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	349	335	473
Real estate construction	121	0	955
Residential real estate	331	118	132
Commercial real estate	256	239	349
Loans to individuals	396	440	573

Total recoveries	1,453	1,132	2,482

Net credit losses	11,958	29,016	65,811
Provision charged to expense	14,838	29,904	55,816

Balance, end of period	$64,114	$72,117	$61,234

Noninterest Income

The following table presents the components of noninterest income for the nine-months ended September 30:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$4,780	$5,085	$(305)	(6)%
Service charges on deposit accounts	10,975	11,010	(35)	0
Insurance and retail brokerage commissions	4,938	4,876	62	1
Income from bank owned life insurance	4,369	4,158	211	5
Card related interchange income	9,659	8,895	764	9
Other income	10,222	3,710	6,512	176

Subtotal	44,943	37,734	7,209	19
Net securities gains	163	2,185	(2,022)	(93)
Gain on sale of assets	4,316	2,272	2,044	90
Joint venture termination fee	1,909	0	1,909	N/A

Total noninterest income	$51,331	$42,191	$9,140	22%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

Noninterest income, excluding net securities gains, gain on sale of assets and the joint venture termination fee, increased $7.2 million, or 19%, for the first nine months of 2012 compared to 2011. The most notable change in this total is the $6.5 million increase in the other income category. This increase is primarily the result of $1.1 million of income recognized in relation to the mark-to-market adjustment on interest rate derivatives during the first nine months of 2012 while a $5.6 million decline in income was recognized during the same period in 2011, as the result of an adverse mark-to-market adjustment related to credit deterioration for one commercial relationship. The increase in the mark-to-market adjustment recognized between the two periods is due to the change in the credit default curves over time as well as a change in counterparty credit risk related to the interest rate swaps. In addition, $1.0 million in swap fee income was earned during the nine-months ended September 30, 2012, while only $0.4 million was earned during the same period of 2011. The fees earned on these swaps are based on the notional value of the initiated contracts. In comparison, eleven swaps with a notional value of $111.5 million were entered into during 2012, while six swaps with a notional value of $32.6 million were entered into during the same period in 2011.

Total noninterest income increased $9.1 million in comparison to the nine-months ended September 30, 2011. The most significant changes in noninterest income, in addition to the aforementioned changes were a $2.0 million increase in gain on sale of assets and the receipt of a $1.9 million joint venture termination fee. The increase in gain on sale of assets is primarily the result of the sale of three loans transferred to held for sale in the fourth quarter of 2011. The sales of these loans were completed in March, April, and June of 2012 and resulted in a $2.9 million gain. The $1.9 million termination fee relates to the dissolution of a mortgage banking joint venture with another financial institution. As a result, the Company is exploring other strategic options related to the origination of residential mortgages. Offsetting these increases was a $2.0 million decrease in net security gains, primarily due to a $1.5 million gain recognized in 2011 from the sale of an equity security.

Noninterest Expense

The following table presents the components of noninterest expense for the nine-months ended September 30:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$65,401	$63,092	$2,309	4%
Net occupancy expense	9,942	10,733	(791)	(7)
Furniture and equipment expense	9,326	9,407	(81)	(1)
Data processing expense	5,346	4,482	864	19
Pennsylvania shares tax expense	4,203	4,046	157	4
Intangible amortization	1,109	1,163	(54)	(5)
Collection and repossession expense	4,650	5,003	(353)	(7)
Other professional fees and services	3,167	3,930	(763)	(19)
FDIC insurance	3,757	4,260	(503)	(12)
Other operating expenses	18,216	17,052	1,164	7

Subtotal	125,117	123,168	1,949	2
Loss on sale or write-down of assets	4,215	4,674	(459)	(10)
Operational losses	4,033	408	3,625	888

Total noninterest expense	$133,365	$128,250	$5,115	4%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Expense (Continued)

The 2012 increase in noninterest expense is largely attributable to expenses incurred in relation to salary and incentives paid to employees for developing customer relationships and originating loans as well as a $3.5 million operational loss.

During the third quarter of 2012, the Company experienced a $3.5 million operational loss due to an external fraud. The full amount of the loss has been recognized and an insurance claim, with up to a $0.5 million deductible, has been filed. The outcome of that claim has not been determined, therefore a receivable has not been recognized. In addition, various recovery strategies are currently being pursued.

Salary and employee benefits expense reflects an increase compared to the same period of 2011 primarily due to normal merit increases, the hiring of additional business development professionals and higher levels of employee incentives as a result of increased loan and deposit volumes. New loans originated during the nine-months ended September 30, 2012 totaled $1.0 billion compared to $626.7 million in the same period of 2011. The number of full-time equivalent employees decreased 67 positions from 1,479 at September 30, 2011 to 1,412 at September 30, 2012.

FDIC insurance expense decreased due to the favorable effects of changes made by the FDIC in its assessment methodology effective April 1, 2011.

Other expense increased primarily due to the unfunded commitment reserve recognized during the period. The unfunded commitment reserve is based on a calculation using outstanding commitments at period end, expected loss and expected usage. During the nine-months ended September 30, 2012, this expense was impacted by increased commitments and changes in expected utilization rates resulting in the recognition of $0.6 million in expense, while $0.6 million reversal of expense was recognized for the same period in 2011.

Income Tax

The provision for income taxes increased $6.4 million for the nine-months ended September 30, 2012, compared to the corresponding period in 2011. The higher provision for income taxes was primarily due to the increase in net income before tax of $18.6 million.

We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the nine-months ended September 30, 2012 and 2011.

We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 26.0% and 20.1% for the nine-months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, our deferred tax assets totaled $62.2 million. Based on our evaluation as of September 30, 2012, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Income Tax (Continued)

allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Three-Months Ended September 30, 2012 Compared to Three-Months Ended September 30, 2011

Net Income

For the three-months ended September 30, 2012, First Commonwealth had net income of $9.8 million, or $0.09 per share, compared to net income of $8.3 million or $0.08 per share in the three-months ended September 30, 2011. The increase in net income is primarily the result of lower collection and repossession expense and other professional fees, the receipt of a joint venture termination fee and improvements in the mark-to-market adjustments on interest rate swaps. Partially offsetting these performance factors were an increase in salaries and employee benefits and operational losses.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, was $47.4 million in the third quarter of 2012 compared to $48.8 million for the same period in 2011. Net interest margin, on a fully taxable equivalent basis, was 3.54% for the three-months ended September 30, 2012 compared to 3.81% for the three-months ended September 30, 2011. The taxable equivalent yield on interest-earning assets was 4.08% for the three-months ended September 30, 2012, a decrease of 53 basis points from the 4.61% for the same period in 2011.

Comparing the three months ended September 30, 2012 with the same period in 2011, changes in interest rates negatively impacted net interest income by $5.1 million. The lower yield on interest-earning assets adversely impacted net interest income by $7.4 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $2.3 million. The cost of interest-bearing liabilities was 0.67% for the three months ended September 30, 2012, compared to 0.97% for the same period in 2011. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines.

While decreases in interest rates and yields compressed the interest rate margin, increases in average interest-earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $4.0 million in the three-months ended September 30, 2012 compared to the same period in 2011. Higher levels of interest-earning assets resulted in an increase of $3.5 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $0.5 million

Positively affecting net interest income was a $113.3 million increase in average net free funds at September 30, 2012 as compared to September 30, 2011.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three-months ended September 30:

	For the Three Months Ended September 30,
	2012	2011
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$53,880	$57,600
Adjustment to fully taxable equivalent basis	1,054	1,288

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	54,934	58,888
Interest expense	7,230	10,120

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$47,704	$48,768

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three-months ended September 30:

	2012			2011
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$6,193	$2	0.13%	$41,903	$27	0.26%
Tax-free investment securities	92	2	8.65	755	14	7.36
Taxable investment securities	1,169,191	7,538	2.56	1,037,103	8,455	3.23
Loans, net of unearned income (b)(c)	4,186,446	47,392	4.50	3,993,225	50,392	5.01

Total interest-earning assets	5,361,922	54,934	4.08	5,072,986	58,888	4.61

Noninterest-earning assets:
Cash	75,512			77,206
Allowance for credit losses	(64,902)			(78,033)
Other assets	578,344			599,141

Total noninterest-earning assets	588,954			598,314

Total Assets	$5,950,876			$5,671,300

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$657,272	$64	0.04%	$610,570	$123	0.08%
Savings deposits (d)	1,872,828	977	0.21	1,868,885	1,796	0.38
Time deposits	1,101,991	4,013	1.45	1,296,831	6,178	1.89
Short-term borrowings	485,754	311	0.25	167,969	188	0.44
Long-term debt	181,038	1,865	4.10	179,033	1,835	4.07

Total interest-bearing liabilities	4,298,883	7,230	0.67	4,123,288	10,120	0.97

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	824,784			726,895
Other liabilities	53,823			51,667
Shareholders’ equity	773,386			769,450

Total noninterest-bearing funding sources	1,651,993			1,548,012

Total Liabilities and Shareholders’ Equity	$5,950,876			$5,671,300

Net Interest Income and Net Yield on Interest-Earning Assets		$47,704	3.54%		$48,768	3.81%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees earned.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Net Interest Income (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three-months ended September 30, 2012 compared with September 30, 2011:

	Analysis of Quarter-to-Quarter Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(25)	$(23)	$(2)
Tax-free investment securities	(12)	(12)	0
Taxable investment securities	(917)	1,075	(1,992)
Loans	(3,000)	2,440	(5,440)

Total interest income (b)	(3,954)	3,480	(7,434)
Interest-bearing liabilities:
Interest-bearing demand deposits	(59)	9	(68)
Savings deposits	(819)	4	(823)
Time deposits	(2,165)	(928)	(1,237)
Short-term borrowings	123	352	(229)
Long-term debt	30	21	9

Total interest expense	(2,890)	(542)	(2,348)

Net interest income	$(1,064)	$4,022	$(5,086)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the three-months ended September 30:

	2012		2011
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(25)	0%	$(3,975)	(57)%
Real estate construction	2,848	42	4,237	61
Residential real estate	566	8	750	11
Commercial real estate	2,823	42	5,165	73
Loans to individuals	635	9	820	12
Unallocated	(93)	(1)	(22)	0

Total	$6,754	100%	$6,975	100%

The provision for credit losses for the three-months ended September 30, 2012 decreased in comparison to the three-months ended September 30, 2011, by $0.2 million or 3%. The provision for credit losses for the three months ended September 30, 2012 related to the real estate construction category is primarily a result of $18.0 million in loan growth, all within Pennsylvania. The commercial real estate provision for credit losses for this period can be attributed to a $3.3 million specific reserve required for an impaired loan.

Net credit losses were $4.3 million in the three-months ended September 30, 2012 compared to $10.0 million for the same period in 2011. Net credit losses during the three-month period included a $1.4 million charge-off on a construction loan for a Florida condominium project.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Provision for Credit Losses (Continued)

Below is an analysis of the consolidated allowance for credit losses for the three-months ended:

	September 30,		June 30,		September 30,
	2012		2012		2011
	(dollars in thousands)
Balance, beginning of period	$61,676	(a)	$60,732	(a)	$75,166	(a)
Loans charged off:
Commercial, financial, agricultural and other	1,271		1,754		685
Real estate construction	2,016		150		6,522
Residential real estate	530		742		986
Commercial real estate	97		306		1,343
Loans to individuals	756		797		810

Total loans charged off	4,670		3,749		10,346

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	74		37		74
Real estate construction	29		36		0
Residential real estate	49		149		22
Commercial real estate	70		28		75
Loans to individuals	132		146		151

Total recoveries	354		396		322

Net credit losses	4,316		3,353		10,024
Provision charged to expense	6,754		4,297		6,975

Balance, end of period	$64,114		$61,676		$72,117

(a)	The balance at the beginning of the period represents June 30, 2012, March 31, 2012 and June 30, 2011.

Noninterest Income

The following table presents the components of noninterest income for the three-months ended September 30:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,631	$1,603	$28	2%
Service charges on deposit accounts	3,736	3,836	(100)	(3)
Insurance and retail brokerage commissions	1,844	1,698	146	9
Income from bank owned life insurance	1,465	1,411	54	4
Card related interchange income	3,260	3,053	207	7
Other income	3,090	(1,592)	4,682	(294)

Subtotal	15,026	10,009	5,017	50
Net securities gains	163	0	163	0
Gain on sale of assets	757	790	(33)	(4)
Joint venture termination fee	1,909	0	1,909	N/A

Total noninterest income	$17,855	$10,799	$7,056	65%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Noninterest Income (Continued)

Noninterest income, excluding net securities gains, gain on sale of assets and a joint venture termination fee, increased $5.0 million or 50% for the third quarter of 2012 compared to 2011. During the three-months ended September 30, 2012, $0.4 million in income was recognized as the result of credit mark-to-market adjustments on interest rate swaps, while a $5.1 million loss was recorded in the same period in 2011.

Total noninterest income increased $7.1 million primarily due to a joint venture termination fee received during the period as well as the previously mentioned fair market value adjustments made in relation to interest rate swaps.

Noninterest Expense

The following table presents the components of noninterest expense for the three-months ended September 30:

	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$21,280	$20,418	$862	4%
Net occupancy expense	3,235	3,506	(271)	(8)
Furniture and equipment expense	3,118	3,092	26	1
Data processing expense	1,987	1,533	454	30
Pennsylvania shares tax expense	1,510	1,434	76	5
Intangible amortization	367	384	(17)	(4)
Collection and repossession expense	1,281	1,961	(680)	(35)
Other professional fees and services	1,028	1,706	(678)	(40)
FDIC insurance	1,258	1,177	81	7
Other operating expenses	5,618	5,565	53	1

Subtotal	40,682	40,776	(94)	0
Loss on sale or write-down of assets	426	159	267	168
Operational losses	3,657	186	3,471	1,866

Total noninterest expense	$44,765	$41,121	$3,644	9%

The 2012 increase in noninterest expense is largely attributable to a $3.5 million increase in operational losses resulting from the previously mentioned external fraud.

Salary and employee benefits expense reflects an increase compared to the third quarter of 2011 primarily due to normal merit increases, the hiring of additional business development professionals and a higher level of employee incentives as a result of increased loan and deposit volumes. New loans originated during the third quarter of 2012 totaled $275.2 million compared to $250.6 million in the third quarter of 2011.

Collection and repossession expense decreased when comparing third quarter 2012 to the same period in 2011, primarily as a result of expenses recognized in the prior period to maintain one OREO property.

Loss on sale or write-down of assets increased due to the write-down of two foreclosed properties; one was written down approximately $0.2 million due to an updated appraisal and the other was written down approximately $0.1 million as a result of a pending sales agreement.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Results of Operations (Continued)

Income Tax

The provision for income taxes increased $1.3 million for the three-months ended September 30, 2012, compared to the corresponding period in 2011. The higher provision for income taxes was primarily due to the increase in net income before tax of $2.8 million.

The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 24.2% and 18.2% for the three-months ended September 30, 2012 and 2011, respectively.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2012, liquidity provided from the $149.0 million increase in short-term borrowings, the net decrease of $12.0 million in investment securities and the sale of $13.4 million in loans provided funds to originate loans. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.

In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2012, our maximum borrowing capacity under this program was $887.8 million and as of that date there was $89.0 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of September 30, 2012, our outstanding certificates of deposits from this program have an average weighted rate of 0.25% and an average original term of 73 days.

An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At September 30, 2012, the borrowing capacity under this program totaled $821.3 million and there were no amounts outstanding.

As of September 30, 2012, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.3 billion and as of that date amounts used against this capacity included $382.3 million in outstanding borrowings and $26.0 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution and as of September 30, 2012 there are no amounts outstanding on this line. Additionally, we guarantee a $0.1 million ESOP loan.

First Commonwealth’s long-term liquidity source is its core deposit base. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is influenced by factors outside of management’s control, such as the level of short-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Liquidity (Continued)

term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. The following table shows a breakdown of the components of First Commonwealth’s deposits:

	September 30,	December 31,
	2012	2011
	(dollars in thousands)
Noninterest-bearing demand deposits	$858,003	$780,377
Interest-bearing demand deposits	97,834	95,945
Savings deposits	2,433,065	2,430,802
Time deposits	1,105,532	1,197,560

Total	$4,494,434	$4,504,684

During the first nine months of 2012, total deposits decreased $10.3 million due to an $87.9 million decline in interest bearing deposits, offset by an increase of $77.6 million in noninterest bearing deposits. The decrease in interest-bearing deposits can be attributed to a decline in time deposit balances which reflects a continued preference by customers to maintain non-maturity deposits as a result of the low interest rate environment. Partially offsetting the decline in time deposits were increases in interest-bearing demand deposits and savings deposits as a result of successful marketing promotions aimed at attracting new and retaining existing customers.

Market Risk

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.79 at September 30, 2012 and 0.76 at December 31, 2011. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Market Risk (Continued)

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year would indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. Following is the gap analysis as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,953,970	$187,164	$366,875	$2,508,009	$1,426,984	$192,576
Investments	162,606	84,179	157,771	404,556	470,333	282,270
Other interest-earning assets	3,881	0	0	3,881	0	0

Total interest-sensitive assets (ISA)	2,120,457	271,343	524,646	2,916,446	1,897,317	474,846

Certificates of Deposit	252,598	128,709	208,227	589,534	506,228	9,770
Other deposits	2,530,899	0	0	2,530,899	0	0
Borrowings	534,186	152	29,817	564,155	38,665	39,421

Total interest-sensitive liabilitites (ISL)	3,317,683	128,861	238,044	3,684,588	544,893	49,191

Gap	$(1,197,226)	$142,482	$286,602	$(768,142)	$1,352,424	$425,655

ISA/ISL	0.64	2.11	2.20	0.79	3.48	9.65
Gap/Total assets	20.08%	2.39%	4.81%	12.88%	22.68%	7.14%

	December 31, 2011
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,859,623	$156,447	$287,873	$2,303,943	$1,486,729	$174,495
Investments	125,112	107,723	205,335	438,170	418,413	320,739
Other interest-earning assets	3,511	0	0	3,511	0	0

Total interest-sensitive assets (ISA)	1,988,246	264,170	493,208	2,745,624	1,905,142	495,234

Certificates of Deposit	154,218	192,154	323,085	669,457	517,572	10,531
Other deposits	2,526,747	0	0	2,526,747	0	0
Borrowings	386,683	25,147	299	412,129	68,334	39,728

Total interest-sensitive liabilitites (ISL)	3,067,648	217,301	323,384	3,608,333	585,906	50,259

Gap	$(1,079,402)	$46,869	$169,824	$(862,709)	$1,319,236	$444,975

ISA/ISL	0.65	1.22	1.53	0.76	3.25	9.85
Gap/Total assets	18.48%	0.80%	2.91%	14.77%	22.59%	7.62%

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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2012	$(7,005)	$(4,126)	$46	$1,356
December 31, 2011	(7,787)	(3,997)	704	2,324

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the nine-month period ended September 30, 2012 and 2011, the cost of our interest-bearing liabilities averaged 0.73% and 1.04%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.22% and 4.67%, respectively.

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

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first half of 2012, nine relationships totaling $10.3 million were identified as troubled debt restructuring. Please refer to Note 10 “Loans and Allowance for Credit Losses” for additional information on troubled debt restructuring.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. Generally, loans 90 days or more past due are placed on nonaccrual status, except for consumer loans which are placed in nonaccrual status at 150 days past due. In the third quarter, the Company decided to place all loans 150 days or more past due on nonaccrual status. In periods prior to the third quarter of 2012, if a consumer loan was well secured and in the process of collection, it remained on accrual status, despite delinquency.

Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for loan losses are recognized where appropriate.

The allowance for credit losses was $64.1 million at September 30, 2012 or 1.52% of total loans outstanding compared to 1.51% reported at December 31, 2011 and 1.81% at September 30, 2011. The stability in the September 30, 2012 ratio when compared to December 31, 2011 can be primarily attributable to a $0.3 million decrease in specific reserves resulting from a $4.8 million decrease in nonperforming loans, excluding loans held for sale and $170.7 million in loan growth, particularly in commercial loans. Complementing the decrease in nonaccrual loans is improvement in other credits measures. The level of criticized loans decreased as of September 30, 2012 when compared to December 31, 2011, by $23.0 million, or 8% and delinquency on accruing loans for the same period declined $10.2 million, or 29%.

The allowance for credit losses as a percentage of nonperforming loans was 68% as of September 30, 2012 compared to 62% at December 31, 2011 and 45% at September 30, 2011. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $12.9 million related to nonperforming loans covering 14% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2012.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2011
	2012		2011
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$40,704		$127,384	(c)	$33,635
Loans held for sale on a nonaccrual basis	0		0		13,412
Troubled debt restructured loans on nonaccrual basis	46,026		0		44,841
Troubled debt restructured loans on accrual basis	7,176		34,500		20,276

Total nonperforming loans	$93,906		$161,884		$112,164

Loans past due in excess of 90 days and still accruing	$2,998		$12,566		$11,015
Other real estate owned	$16,016		$33,254		$30,035
Loans outstanding at end of period	$4,214,299		$3,973,723		$4,057,055
Average loans outstanding	$4,148,937	(a)	$4,073,871	(a)	$4,061,822	(b)
Nonperforming loans as a percentage of total loans	2.23%		4.07%		2.76%
Provision for credit losses	$14,838	(a)	$29,904	(a)	$55,816	(b)
Allowance for credit losses	$64,114		$72,117		$61,234
Net charge-offs	$11,958	(a)	$29,016	(a)	$65,811	(b)
Net charge-offs as a percentage of averge loans outstanding (annualized)	0.38%		0.95%		1.62%
Provision for credit losses as a percentage of net charge-offs	124.08	%(a)	103.06	%(a)	84.81	%(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.52%		1.81%		1.51%
Allowance for credit losses as a percentage of nonperforming loans (c)	68.27%		44.55%		62.01%

(a)	For the three-month period ended.
(b)	For the twelve-month period ended.
(c)	End of period loans and nonperforming loans exclude loans held for sale.

During the nine-months ended September 30, 2012, accruing troubled debt restructured loans decreased $13.1 million from December 31, 2011. During the first quarter of 2012, an $11.3 million loan to a waste management company in Pennsylvania paid off due to the sale of the business. In addition, a $2.2 million loan to a retail development company in western Pennsylvania paid off during the first quarter.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations (Continued)

Credit Risk (Continued)

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,087,019	26%	$996,739	25%
Real estate construction	95,425	2	76,564	2
Residential real estate	1,228,328	29	1,137,059	28
Commercial real estate	1,217,249	29	1,267,432	31
Loans to individuals	586,278	14	565,849	14

Total loans and leases net of unearned income	$4,214,299	100%	$4,043,643	100%

	For the nine-months ending
	September 30, 2012			As of September 30, 2012
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans	Nonperforming Loans (a)	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,590	38.39%	0.14%	$33,481	35.65%	0.80%
Real estate construction	2,235	18.69	0.07	11,569	12.32	0.28
Residential real estate	2,653	22.19	0.09	9,839	10.48	0.23
Commercial real estate	382	3.19	0.01	38,933	41.46	0.92
Loans to individuals	2,098	17.54	0.07	84	0.09	0.00

Total loans, net of unearned income	$11,958	100.00%	0.38%	$93,906	100.00%	2.23%

As the above table illustrates, three categories of loans—commercial, financial, agricultural and other, real estate construction and commercial real estate—were a significant portion of the nonperforming loans as of September 30, 2012. See discussions related to the provision for credit losses and loans for more information.

Capital Resources

At September 30, 2012, shareholders’ equity was $773.9 million, an increase of $15.3 million from December 31, 2011. The increase was primarily the result of $33.2 million net income offset by $13.6 million of dividends paid to shareholders. Additionally, other comprehensive income increased $3.0 million due to changes in the fair value of available for sale investments and unearned ESOP shares decreased $1.5 million. Cash dividends declared per common share were $0.13 and $0.09 for the nine-months ended September 30, 2012 and 2011, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of September 30, 2012, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

The table below presents First Commonwealth’s capital position at September 30, 2012.

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$732,744	14.9%	$392,510	8.0%
First Commonwealth Bank	701,114	14.3	391,527	8.0	$489,409	10.0%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$671,354	13.7%	$196,255	4.0%
First Commonwealth Bank	639,876	13.1	195,764	4.0	$293,645	6.0%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$671,354	11.7%	$229,809	4.0%
First Commonwealth Bank	639,876	11.2	228,145	4.0	$285,182	5.0%

On June 19, 2012, the company announced a $50 million common stock repurchase program effective until December 31, 2012. As of September 30, 2012, 1,341,900 shares were repurchased at an average price of $6.79 per share.

On October 24, 2012, First Commonwealth Financial Corporation declared a quarterly dividend of $0.05 per share payable on November 16, 2012 to shareholders of record as of November 5, 2012.

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

For a discussion of certain risk factors affecting the Company, see Part I, Item 1A: Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and Forward-Looking Statements on page 43 of this Form 10-Q. There were no material changes to the risk factors described above other than the following:

Acts of cyber-crime may compromise client and company information, disrupt access to our systems or result in loss of client or company assets.

Our business is dependent upon the availability of technology, the Internet and telecommunication systems to enable financial transactions by clients, record and monitor transactions and transmit and receive data to and from clients and third parties. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations.

During the quarter ending September 30, 2012, we incurred a $3.5 million charge in connection with fraudulent wire transfers involving the breach of a commercial client’s computer system to gain access to our online banking system. There was no breach of First Commonwealth’s systems, however, following this incident, we have enhanced our monitoring and security procedures to help prevent and mitigate the risk of fraudulent transfers. However, there can be no assurance that we will not incur fraud losses in the future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. At the close price of $6.22 on June 18, 2012, the authorized program represents approximately 8.0 million shares of common stock. The following table details the amount of shares repurchased under this program during the third quarter of 2012:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2012	0	$0.00	0	6,756,172
August 31, 2012	872,817	6.95	872,200	5,875,339
September 30, 2012	0	0.00	0	5,800,335

Total	872,817	$6.95	872,200

*       Remaining number of shares approved under the Plan is estimated based on the market value of the Company’s common stock of $7.01 at July 31, 2012, $6.96 at August 31, 2012 and $7.05 at September 30, 2012.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Registrant)

DATED: November 8, 2012	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 8, 2012	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer