Form 10-K
period 2012-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2013-03-13
CIK 712537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file Number 001-11138

FIRST COMMONWEALTH FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1428528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 PHILADELPHIA STREET INDIANA, PA	15701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 349-7220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	NEW YORK STOCK EXCHANGE

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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2012) was approximately $696,275,402.

The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of March 7, 2013, was 99,298,120.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 23, 2013 are incorporated by reference into Part III.

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

Overview

First Commonwealth Financial Corporation (“First Commonwealth” or “we”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2012, we had total assets of $6.0 billion, total loans of $4.2 billion, total deposits of $4.6 billion and shareholders’ equity of $746.0 million. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.

FCB is a Pennsylvania bank and trust company. At December 31, 2012, the Bank operated 112 community banking offices throughout western and central Pennsylvania and a loan production office in downtown Pittsburgh, Pennsylvania. The largest concentration of our branch offices is located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown, and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. The Bank also operates a network of 120 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network which allows surcharge-free access to over 50,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 700 ATMs in over 50 counties in Pennsylvania, Maryland, New York, West Virginia and Ohio.

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

In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our acquisition and de novo strategy, FCB operates 49 branches in the Pittsburgh metropolitan statistical area and currently ranks ninth in deposit market share.

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

Employees

At December 31, 2012, First Commonwealth and its subsidiaries employed 1,289 full-time employees and 193 part-time employees.

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

Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all bank holding companies and banks, including First Commonwealth and FCB, some of which are described in more detail below.

Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for First Commonwealth’s businesses will depend to a large extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies. First Commonwealth continues to analyze the impact of rules adopted under Dodd-Frank, on its businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

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

Affiliate Transactions. Transactions between FCB, on the one hand, and First Commonwealth and its other subsidiaries, on the other hand, are regulated by the Federal Reserve Board. These regulations limit the types and amounts of covered transactions engaged in by FCB and generally require those transactions to be on an arm’s-length basis. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by FCB (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Bank Regulations (Continued)

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

Consumer Protection Laws. The operations of FCB are also subject to numerous federal, state and local consumer protection laws and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Bank Regulations (Continued)

Deposit Insurance. Deposits of FCB are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”). Deposit insurance assessments are based upon average total assets minus average total equity. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2012, $9.2 million in pre-paid deposit insurance is included in “other assets” in the accompanying Statements of Financial Condition.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

The separate deposit insurance coverage for non-interest-bearing transaction accounts that became effective on December 31, 2010 terminated on December 31, 2012.

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

•	Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Capital Requirements (Continued)

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

As of December 31, 2012, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 28 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

In June 2012, the FRB published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules, which are based on the aforementioned Basel I capital accords of the Basel Committee. One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively; however, final rules have not yet been adopted, and the Basel III framework is therefore not yet applicable to First Commonwealth or FCB.

The Basel III Proposal, among other things: (1) introduces a new capital measure called “Common Equity Tier 1”, (2) specifies that Tier 1 capital consist of Common Equity Tier 1 and “Additional Tier 1 capital” instruments meeting specified requirements, (3) defines Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (4) expands the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Proposal will require First Commonwealth and FCB to maintain (1) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in,

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Capital Requirements (Continued)

effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (3) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (4) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The Basel III Proposal also provides for a “countercyclical capital buffer” over and above the capital conservation buffer that is designed to absorb losses during periods of economic stress. The countercyclical capital buffer is applicable to only certain covered institutions and is not expected to have any current applicability to First Commonwealth or FCB.

The Basel III Proposal provides for a number of deductions from and adjustments to Common Equity Tier 1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Common Equity Tier 1 to the extent that any one such category exceeds 10% of Common Equity Tier 1 or all such categories in the aggregate exceed 15% of Common Equity Tier 1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of First Commonwealth’s securities portfolio. The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital. Implementation of the deductions and other adjustments to Common Equity Tier 1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Standardized Approach Proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Among other things, the Standardized Approach Proposal would:

•	Apply a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•

Revise risk weightings for residential mortgage exposures to replace the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases).

ITEM 1.	Business (Continued)

Supervision and Regulation (Continued)

Capital Requirements (Continued)

•	Assign a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Provide for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•

Provide for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

•	Eliminate the current 50% cap on the risk weight for over-the-counter derivatives.

In addition, the Standardized Approach Proposal also provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of December 31, 2012, First Commonwealth and FCB would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III framework contemplates that the LCR will remain subject to an observation period through mid-2013 and be implemented as a standard on January 1, 2015 and that the NSFR will be subject to an observation period through mid-2016 and be implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

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

As of December 31, 2012, approximately 62% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 30% of total loans), commercial real estate loans (approximately 30% of total loans) and real estate construction loans (approximately 2% of total loans). Since the beginning of the economic recession in 2008, declines in real estate values and weak demand for new construction, particularly outside of our core Pennsylvania market, have caused deterioration in our loan portfolio and adversely impacted our financial condition and results of operations. Additional declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, further impacting our earnings and financial condition.

ITEM 1A.	Risk Factors (Continued)

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

ITEM 1A.	Risk Factors (Continued)

We could suffer large losses due to the large size of certain loans.

As of December 31, 2012, we had 38 commercial loans with commitments greater than $15.0 million with an aggregate amount of such commitments equal to $907.8 million. If one or more of these large loans deteriorates or if the borrowers default, we could suffer losses which would have a significant impact on our earnings and financial condition.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $64.1 million as of December 31, 2012. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2012 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

We must evaluate whether any portion of our recorded goodwill is impaired. Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.

At December 31, 2012, goodwill represented approximately 3% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. The challenges of the current economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.

We have significant exposure to a downturn in the financial services industry due to our investments in trust preferred securities.

As of December 31, 2012, we had single issuer trust preferred securities and trust preferred collateralized debt obligations with an aggregate book value of $51.9 million and an unrealized loss of approximately $23.4 million. These securities were issued by banks, bank holding companies and other financial services providers. Depending on the severe economic recession and its impact on the financial services industry, we may be required to record additional impairment charges on other investment securities if they suffer a decline in value that is considered other-than-temporary. If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of FCB to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.

ITEM 1A.	Risk Factors (Continued)

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

ITEM 1A.	Risk Factors (Continued)

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

First Commonwealth Bank has 112 banking offices of which 27 are leased and 85 are owned. We also lease one loan production offices.

While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no current plans to lease, purchase or construct additional administrative facilities.

ITEM 3.	Legal Proceedings

The information required by this Item is set forth in Part II, Item 8, Note 26, “Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 4.	Mine Safety Disclosures

Not applicable

Executive Officers of First Commonwealth Financial Corporation

The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2012 is set forth below:

I. Robert Emmerich, age 62, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since 2009. Prior to joining First Commonwealth, Mr. Emmerich was retired from a 31-year career at National City Corporation, where he most recently served as Executive Vice President & Chief Credit Officer for Consumer Lending.

Leonard V. Lombardi, age 53, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Executive Officers of First Commonwealth Financial Corporation (Continued)

Norman J. Montgomery, age 45, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development, marketing and business analysis functions and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations and audit areas.

T. Michael Price, age 50, has served as President of First Commonwealth Bank since November 2007. On March 7, 2012, he began serving as President and Chief Executive Officer of First Commonwealth Financial Corporation. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.

Robert E. Rout, age 61, joined First Commonwealth Financial Corporation as Executive Vice President and Chief Financial Officer in February 2010. Prior to joining First Commonwealth, Mr. Rout served as Chief Financial Officer and Secretary for S&T Bancorp, Inc. in Indiana, PA, since 1999 and as Chief Administrative Officer of S&T Bancorp, Inc. since April 2008.

Matthew C. Tomb, age 36, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2012, there were approximately 9,002 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2012
First Quarter	$6.68	$5.47	$0.03
Second Quarter	6.73	5.73	0.05
Third Quarter	7.55	6.67	0.05
Fourth Quarter	7.30	5.92	0.05

Period	High Sale	Low Sale	Cash Dividends Per Share
2011
First Quarter	$7.36	$6.11	$0.03
Second Quarter	6.96	5.18	0.03
Third Quarter	5.89	3.66	0.03
Fourth Quarter	5.45	3.55	0.03

Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 28, Regulatory Restrictions and Capital Adequacy.” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust I, II, and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities which provide the cash flow for the payments on the capital securities.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2007, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
First Commonwealth Financial Corporation	100.00	123.31	47.39	72.88	55.32	73.75
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
KBW Regional Banking Index	100.00	81.42	63.41	76.34	72.41	82.12

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. The following table details the amount of shares repurchased under this program during the fourth quarter of 2012:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2012	1,335,500	$6.78	1,335,500	4,860,568
November 30, 2012	1,694,409	6.29	1,694,409	3,302,800
December 31, 2012	1,290,274	6.69	1,290,274	1,838,716

Total	4,320,183	$6.56	4,320,183

*	Remaining number of shares approved under the Plan is estimated based on the market value of the Company’s common stock of $6.55 at October 31, 2012, $6.41 at November 30, 2012 and $6.82 at December 31, 2012.

ITEM 6.	Selected Financial Data

The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except share data)
Interest income	$219,075	$231,545	$268,360	$293,281	$327,596
Interest expense	30,146	41,678	61,599	86,771	138,998

Net interest income	188,929	189,867	206,761	206,510	188,598
Provision for credit losses	20,544	55,816	61,552	100,569	23,095

Net interest income after provision for credit losses	168,385	134,051	145,209	105,941	165,503
Net impairment losses	0	0	(9,193)	(36,185)	(13,011)
Net securities gains	192	2,185	2,422	273	1,517
Other income	65,242	55,484	56,005	55,237	54,325
Other expenses	177,207	176,826	171,226	171,151	158,615

Income (Loss) before income taxes	56,612	14,894	23,217	(45,885)	49,719
Income tax provision (benefit)	14,658	(380)	239	(25,821)	6,632

Net Income (Loss)	$41,954	$15,274	$22,978	$(20,064)	$43,087

Per Share Data—Basic
Net Income (Loss)	$0.40	$0.15	$0.25	$(0.24)	$0.58
Dividends declared	$0.18	$0.12	$0.06	$0.18	$0.68
Average shares outstanding	103,885,396	104,700,227	93,197,225	84,589,780	74,477,795

Per Share Data—Diluted
Net Income (Loss)	$0.40	$0.15	$0.25	$(0.24)	$0.58
Average shares outstanding	103,885,663	104,700,393	93,199,773	84,589,780	74,583,236

At End of Period
Total assets	$5,995,390	$5,841,122	$5,812,842	$6,446,293	$6,425,880
Investment securities	1,199,531	1,182,572	1,016,574	1,222,045	1,452,191
Loans and leases, net of unearned income	4,204,704	4,057,055	4,218,083	4,636,501	4,418,377
Allowance for credit losses	67,187	61,234	71,229	81,639	52,759
Deposits	4,557,881	4,504,684	4,617,852	4,535,785	4,280,343
Short-term borrowings	356,227	312,777	187,861	958,932	1,139,737
Subordinated debentures	105,750	105,750	105,750	105,750	105,750
Other long-term debt	174,471	101,664	98,748	168,697	183,493
Shareholders’ equity	746,007	758,543	749,777	638,811	652,779

Key Ratios
Return on average assets	0.71%	0.27%	0.37%	(0.31)%	0.70%
Return on average equity	5.46	2.00	3.33	(3.06)	7.45
Net loans to deposits ratio	90.78	88.70	89.80	100.42	101.99
Dividends per share as a percent of net income per share	44.57	82.26	23.72	NA	117.54
Average equity to average assets ratio	12.95	13.33	11.26	10.16	9.35

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2012, 2011 and 2010. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a clear understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview

First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCFA and insurance products through FCIA. At December 31, 2012, FCB operated 112 community banking offices throughout western Pennsylvania and one loan production office in downtown Pittsburgh, Pennsylvania.

Our consumer services include Internet, mobile and telephone banking, an automated teller machine network, personal checking accounts, interest-earning checking accounts, savings accounts, insured money market accounts, debit cards, investment certificates, fixed and variable rate certificates of deposit, secured and unsecured installment loans, construction and real estate loans, safe deposit facilities, credit lines with overdraft checking protection and IRA accounts. Commercial banking services include commercial lending, small and high-volume business checking accounts, on-line account management services, ACH origination, payroll direct deposit, commercial cash management services and repurchase agreements. We also provide a variety of trust and asset management services and a full complement of auto, home and business insurance as well as term life insurance. We offer annuities, mutual funds, stock and bond brokerage services through an arrangement with a broker-dealer and insurance brokers. Most of our commercial customers are small and mid-sized businesses in central and western Pennsylvania.

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

Level 2 investment securities are valued by a recognized third party pricing service using observable inputs. Management validates the market values provided by the third party service by having another recognized pricing service price 100% of securities on an annual basis and a random sample of securities each quarter, monthly monitoring of variances from prior period pricing and on a monthly basis evaluating pricing changes compared to expectations based on changes in the financial markets.

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

Methodologies and estimates used by management when determining the fair value for pooled trust preferred collateralized debt obligations and testing those securities for other-than-temporary impairment are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 11 “Impairment of Investment Securities” and Note 21 “Fair Values of Assets and Liabilities” of Notes to the Consolidated Financial Statements.

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

As of December 31, 2012, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in future periods. Our Step 1 goodwill impairment analysis as of November 30, 2012, determined that the fair value of our goodwill exceeded its carrying value by approximately 6%. An assessment of qualitative factors was completed as of December 31, 2012 and indicated that it is more likely than not that our fair value exceeded its carrying value.

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

Results of Operations—2012 Compared to 2011

Net Income

Net income for 2012 was $42.0 million, or $0.40 per diluted share, as compared to net income of $15.3 million, or $0.15 per diluted share, in 2011. The increase in 2012 performance was primarily the result of a $35.3 million

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Net Income (Continued)

decrease in provision expense, a decrease of $2.0 million related to loss on sale or write-down of assets, and a $7.4 million decrease in credit risk recognized on interest rate swaps. Partially offsetting the aforementioned items are a $0.9 million decrease in net interest income, a $2.0 million decrease in net securities gains, and a $3.6 million increase in operational losses.

Our return on average equity was 5.5% and return on average assets was 0.71% for 2012, compared to 2.0% and 0.27%, respectively, for 2011.

Average diluted shares for the year 2012 were 1% less than the comparable period in 2011 primarily due to the common stock buyback program that was authorized during 2012.

Net Interest Income

Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretaxable equivalent amounts based on the marginal corporate federal income tax rate of 35%. The taxable equivalent adjustment to net interest income for 2012 was $4.4 million compared to $5.5 million in 2011.

Net interest income, on a fully taxable equivalent basis, was $193.3 million for the year-ended December 31, 2012, a $2.1 million, or 1%, decrease compared to $195.4 million for the same period in 2011. The net interest margin, on a fully taxable equivalent basis decreased 19 basis points, or 5%, to 3.61% in 2012 from 3.80% in 2011. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

During the year-ended December 31, 2012, the net interest margin has been challenged by the continuing low interest rate environment and decreasing rates earned on interest-earning assets. Despite a disciplined approach to pricing which has provided for maintaining the level of new volume spreads, runoff of existing assets which are earning higher interest rates has continued to provide for lower yields on earning assets. Growth in earning assets has helped to offset the impact of runoff, as average earning assets for the year increased $212.1 million, or 4%, compared to the comparable period in 2011. Positively impacting the net interest margin for the year 2012 was the recognition of $1.0 million in interest income related to the payoff of a loan that was previously in nonaccrual status and $0.5 million in interest income recognized as an adjustment of yield for a loan that was returned to accrual status. These contributed 3 basis points to the net interest margin for the year 2012. Given the current interest rate environment, it is expected that the challenges to the net interest margin will continue as $2.8 billion in interest-sensitive assets either reprice or mature over the next twelve months.

The taxable equivalent yield on interest-earning assets was 4.18% for the year-ended December 31, 2012, a decrease of 43 basis points from the 4.61% yield for the same period in 2011. This decline can be attributed to the repricing of our variable rate assets in a low rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.70% for the year-ended December 31, 2012, compared to 0.99% for the same period in 2011.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Net Interest Income (Continued)

Comparing the year-ended December 31, 2012 with the same period in 2011, changes in interest rates negatively impacted net interest income by $13.3 million. The lower yield on interest-earning assets adversely impacted net interest income by $22.7 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $9.4 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines.

While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $11.3 million in the year-ended December 31, 2012 compared to the same period in 2011. Higher levels of interest-earning assets resulted in an increase of $9.2 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $2.1 million.

Positively affecting net interest income was a $97.2 million increase in average net free funds at December 31, 2012 as compared to December 31, 2011. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $90.0 million increase in average noninterest-bearing demand deposits as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to runoff and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the year-ended December 31, 2012 decreased $205.2 million, or 15%, compared to the comparable period in 2011. The positive change in deposit mix is expected to continue as $511.1 million in certificates of deposits either mature or reprice over the next twelve months.

The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$219,075	$231,545	$268,360
Adjustment to fully taxable equivalent basis	4,392	5,500	9,174

Interest income adjusted to fully taxable equivalent basis (non-GAAP)	223,467	237,045	277,534
Interest expense	30,146	41,678	61,599

Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$193,321	$195,367	$215,935

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Net Interest Income (Continued)

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2012			2011			2010
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,329	$6	0.14%	$26,477	$64	0.24%	$37,043	$94	0.25%
Tax-free investment securities	271	18	6.64	4,852	328	6.76	120,239	8,025	6.67
Taxable investment securities	1,179,169	31,799	2.70	1,043,798	33,812	3.24	939,459	37,988	4.04
Loans, net of unearned income (b)(c)	4,165,292	191,644	4.60	4,061,822	202,841	4.99	4,467,338	231,427	5.18

Total interest-earning assets	5,349,061	223,467	4.18	5,136,949	237,045	4.61	5,564,079	277,534	4.99

Noninterest-earning assets:
Cash	75,044			75,071			77,259
Allowance for credit losses	(65,279)			(76,814)			(96,872)
Other assets	581,321			593,248			592,612

Total noninterest-earning assets	591,086			591,505			572,999

Total Assets	$5,940,147			$5,728,454			$6,137,078

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$645,970	$286	0.04%	$607,756	$515	0.08%	$622,171	$751	0.12%
Savings deposits (d)	1,921,417	4,233	0.22	1,877,321	7,252	0.39	1,800,418	12,171	0.68
Time deposits	1,138,112	16,935	1.49	1,343,281	25,729	1.92	1,596,088	36,923	2.31
Short-term borrowings	402,196	1,070	0.27	182,864	728	0.40	488,078	1,948	0.40
Long-term debt	202,598	7,622	3.76	184,185	7,454	4.05	236,939	9,806	4.14

Total interest-bearing liabilities	4,310,293	30,146	0.70	4,195,407	41,678	0.99	4,743,694	61,599	1.30

Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	810,041			720,005			658,947
Other liabilities	50,859			49,163			43,413
Shareholders’ equity	768,954			763,879			691,024

Total noninterest-bearing funding sources	1,629,854			1,533,047			1,393,384

Total Liabilities and Shareholders’ Equity	$5,940,147			$5,728,454			$6,137,078

Net Interest Income and Net Yield on Interest-Earning Assets		$193,321	3.61%		$195,367	3.80%		$215,935	3.88%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.
(c)	Loan income includes loan fees.
(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Net Interest Income (Continued)

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2012 Change from 2011			2011 Change from 2010
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(58)	$(53)	$(5)	$(30)	$(26)	$(4)
Tax-free investment securities	(310)	(310)	0	(7,697)	(7,696)	(1)
Taxable investment securities	(2,013)	4,386	(6,399)	(4,176)	4,215	(8,391)
Loans	(11,197)	5,163	(16,360)	(28,586)	(21,006)	(7,580)

Total interest income (b)	(13,578)	9,186	(22,764)	(40,489)	(24,513)	(15,976)
Interest-bearing liabilities:
Interest-bearing demand deposits	(229)	31	(260)	(236)	(17)	(219)
Savings deposits	(3,019)	172	(3,191)	(4,919)	523	(5,442)
Time deposits	(8,794)	(3,939)	(4,855)	(11,194)	(5,840)	(5,354)
Short-term borrowings	342	877	(535)	(1,220)	(1,221)	1
Long-term debt	168	746	(578)	(2,352)	(2,184)	(168)

Total interest expense	(11,532)	(2,113)	(9,419)	(19,921)	(8,739)	(11,182)

Net interest income	$(2,046)	$11,299	$(13,345)	$(20,568)	$(15,774)	$(4,794)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.
(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The provision for credit losses for the year 2012 totaled $20.5 million, a decrease of $35.3 million, or 63%, compared to the year 2011. This provision exceeded net credit losses for the year 2012 by $14.6 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Provision for Credit Losses (Continued)

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2012		2011
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,416	31%	$3,141	6%
Real estate construction	5,191	26	16,685	30
Residential real estate	1,077	5	6,758	12
Commercial real estate	3,921	19	26,560	47
Loans to individuals	2,849	14	2,781	5
Unallocated	1,090	5	(109)	0

Total	$20,544	100%	$55,816	100%

As evidenced by the table, the current year provision is largely the result of the commercial financial, agricultural and other, real estate construction and commercial real estate portions of the portfolio.

The provision for credit losses for commercial, financial, agricultural and other loans is primarily due to increases of $4.9 million in specific reserves related to three loan relationships that were placed in nonaccrual status during 2012. Of the $5.2 million provision for credit losses related to construction loans, $4.6 million can be attributed to the impact historical losses had on the allowance for loan loss calculation. The commercial real estate provision for credit losses can be attributed to specific reserves of $5.3 million related to two loan relationships that were placed in nonaccrual status during 2012. The $1.1 million unallocated provision for credit losses is a result of management’s analysis of certain qualitative factors impacting the reserve for credit losses and concern over the impact of the continued difficult economic conditions being experienced by our borrowers. This analysis included factors related primarily to portfolio risk and the impact of economic conditions on our portfolio.

The allowance for credit losses was $67.2 million, or 1.60%, of total loans outstanding at December 31, 2012, compared to $61.2 million, or 1.51%, at December 31, 2011. Nonperforming loans as a percentage of total loans decreased to 2.56% at December 31, 2012 from 2.76% at December 31, 2011. The allowance to nonperforming loan ratio was 62% as of December 31, 2012 and 2011. The decline in net charge-offs for the year contributed to the lower level of provision for credit losses for the year-ended December 31, 2012.

Net credit losses were $14.6 million for the year-ended December 31, 2012 compared to $65.8 million for the same period in 2011. The most significant credit losses recognized during the year-ended December 31, 2012, were a $2.2 million partial charge-off of a construction loan for a Florida condominium project and a $1.2 million partial charge-off of a commercial borrower in the shallow gas well business. Net credit losses during the period did not include any other significant individual charge-offs.

The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is consistent with the increase in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in the economy. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2012.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Provision for Credit Losses (Continued)

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans outstanding at end of year	$4,204,704	$4,057,055	$4,218,083	$4,636,501	$4,418,377

Average loans outstanding	$4,165,292	$4,061,822	$4,467,338	$4,557,227	$4,084,506

Balance, beginning of year	61,234	71,229	81,639	52,759	42,396
Loans charged off:
Commercial, financial, agricultural and other	5,207	7,114	22,293	20,536	3,640
Real estate construction	3,601	28,886	41,483	36,892	67
Residential real estate	3,828	4,107	5,226	4,604	2,529
Commercial real estate	851	24,861	2,466	7,302	3,479
Loans to individuals	3,482	3,325	3,841	4,378	4,166

Total loans charged off	16,969	68,293	75,309	73,712	13,881

Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	443	473	2,409	448	426
Real estate construction	582	955	0	0	0
Residential real estate	422	132	252	81	14
Commercial real estate	410	349	163	914	187
Loans to individuals	521	573	523	580	522

Total recoveries	2,378	2,482	3,347	2,023	1,149

Net credit losses	14,591	65,811	71,962	71,689	12,732
Provision charged to expense	20,544	55,816	61,552	100,569	23,095

Balance, end of year	$67,187	$61,234	$71,229	$81,639	$52,759

Ratios:
Net credit losses as a percentage of average loans outstanding	0.35%	1.62%	1.61%	1.57%	0.31%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.60%	1.51%	1.69%	1.76%	1.19%

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Noninterest Income

The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2012 compared to 2011
	2012	2011	2010	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,206	$6,498	$5,897	$(292)	(4)%
Service charges on deposit accounts	14,743	14,775	16,968	(32)	(0)
Insurance and retail brokerage commissions	6,272	6,376	6,369	(104)	(2)
Income from bank owned life insurance	5,850	5,596	5,331	254	5
Card related interchange income	13,199	11,968	10,459	1,231	10
Other income	13,610	12,803	10,016	807	6

Subtotal	59,880	58,016	55,040	1,864	3
Net impairment losses	0	0	(9,193)	0	0
Net securities gains	192	2,185	2,422	(1,993)	(91)
Gain on sale of assets	4,607	4,155	824	452	11
Derivatives mark to market	755	(6,687)	141	7,442	(111)

Total noninterest income	$65,434	$57,669	$49,234	$7,765	13%

Noninterest income, excluding gains and losses on sales, impairment losses on assets and derivatives mark to market increased $1.9 million, or 3%, in 2012. The most significant changes included increases in card related interchange income and other income. The increase in card related interchange income can be attributed to both growth in the number deposit customers as well as continued increases in electronic payments by our customers. The increase in other income is primarily attributable to a $1.9 million termination fee related to the dissolution of a mortgage banking joint venture with another financial institution. As a result, the Company is exploring other strategic options related to the origination of residential mortgages. Also contributing to the increase in other income are fees earned on interest rate swaps. The fees earned on these swaps are based on the notional value of the initiated contracts. In comparison, 14 swaps with a notional value of $117.2 million were entered into during the year-ended December 31, 2012 and provided income of $1.3 million, while 9 swaps with a notional value of $44.9 million were entered into during the same period in 2011, providing income of $0.6 million. Offsetting these increases in other income was a decrease of $0.9 million in letter of credit fees.

Total noninterest income increased $7.8 million or 13%. The most notable change in this total is a $7.4 million increase in the mark-to-market adjustment recognized on derivatives. This increase is primarily the result of $0.8 million of income recognized in relation to the mark-to-market adjustment on interest rate derivatives during 2012 while a $6.7 million decline in income was recognized during the same period in 2011. The 2011decline in income was the result of an adverse mark-to-market adjustment related to credit deterioration for one commercial relationship. The 2012 income is a result of changes in the credit default curves over time as well as improvement in the counterparty credit risk related to one interest rate swap.

The gain on sale of assets for the year 2012 totaled $4.6 million, of which $2.9 million related to the sale of three loans transferred to held for sale in the fourth quarter of 2011. The sale of these loans were completed in the first and second quarters of 2012. For the year 2011, the gain on sale of assets included a $1.1 million gain on the sale of a private equity investment and $2.4 million in gains related to the sale of other real estate owned.

Comparing the year 2012 to the year 2011, net securities gains decreased $2.0 million as the result of a $1.5 million gain recognized in 2011 from the sale of an equity security.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Noninterest Expense

The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2012 compared to 2011
	2012	2011	2010	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$86,069	$84,669	$84,988	$1,400	2%
Net occupancy expense	13,255	14,069	14,271	(814)	(6)
Furniture and equipment expense	12,460	12,517	12,568	(57)	(0)
Data processing expense	7,054	6,027	5,671	1,027	17
Pennsylvania shares tax expense	5,706	5,480	5,455	226	4
Intangible amortization	1,467	1,534	2,031	(67)	(4)
Collection and repossession expense	5,756	7,583	4,430	(1,827)	(24)
Other professional fees and services	4,329	5,297	4,131	(968)	(18)
FDIC insurance	5,032	5,490	7,948	(458)	(8)
Other operating expenses	24,318	23,953	26,437	365	2

Subtotal	165,446	166,619	167,930	(1,173)	(1)
Loss on sale or write-down of assets	7,394	9,428	2,715	(2,034)	(22)
Operational losses	4,367	779	581	3,588	461

Total noninterest expense	$177,207	$176,826	$171,226	$381	0%

Total noninterest expense remained relatively consistent for the year 2012 in comparison to the year 2011. However, several categories reflected large variances in the level of expense.

During the third quarter of 2012, the Company experienced a $3.5 million charge in connection with fraudulent wire transfers involving the breach of a commercial client’s computer system to gain access to our online banking system. However, there was no breach to our systems. The full amount of the loss has been recognized and an insurance claim, with up to a $0.5 million deductible, has been filed. The outcome of that claim has not been determined, therefore a receivable has not been recognized. In addition, various recovery strategies are currently being pursued.

Salary and employee benefits expense increased compared to the same period of 2011 as a result of normal merit increases, the hiring of additional business development professionals and higher levels of employee incentive payments related to increased loan and deposit volumes. New loans originated during the year-ended December 31, 2012 totaled $1.3 billion compared to $1.0 billion in the same period of 2011. The number of full-time equivalent employees decreased 47 positions from 1,442 at December 31, 2011 to 1,395 at December 31, 2012.

Increases in data processing expense can be attributed primarily to increased costs related to the higher level of customer debit card usage as electronic transactions continue to increase year over year.

Collection and repossession expense decreased in 2012 compared to 2011 primarily due to the resolution of certain problem credits.

Although the loss on sale or write-down of assets decreased for the year 2012, it remains high compared to historical levels. The expense for the year 2012 is primarily related to write-downs taken on three OREO properties upon receipt of updated appraisals.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2012 Compared to 2011 (Continued)

Income Tax

The provision for income taxes was $14.7 million in 2012 compared to a benefit of $0.4 million in 2011 mostly due to a 280% or $41.7 million increase in pretax income.

The effective tax rate was 26% for the tax expense in 2012 and 3% for the tax benefit in 2011. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The consistent level of tax benefits that reduce our tax rate below the 35% statutory rate and the relatively low level of annual pretax income produced a low effective tax rate for 2012 and a tax benefit for 2011.

Financial Condition

First Commonwealth’s total assets increased by $154.3 million in 2012. Loans increased $161.1 million, or 4%, and investments increased $28.5 million, or 2%. Factors impacting loan growth include underwriting guidelines which limit geography and size for commercial loans, our goal to manage down large credit relationships, generally weak borrower demand and expected declines in the 1-4 family mortgage loan portfolio. Underwriting guidelines provide little flexibility on exceptions and robust monitoring for loan to value, cash flow coverage, debt/equity and other credit quality measurement tools. Geographic limitations include restricting consumer and small business loans to Pennsylvania counties in which First Commonwealth has a branch or loan production office presence; commercial real estate and commercial loan markets were prescribed within a 250 mile radius of First Commonwealth’s headquarters location in Indiana, Pennsylvania. Commercial and industrial loan syndications are unlimited geographically in the United States for select, high quality industry segments in which we have expertise.

In 2005, First Commonwealth implemented a strategic decision to exit the residential mortgage business, satisfying customer requests for these loans through a joint venture or home equity loans. As a result, the residential mortgage portfolio is projected to decline approximately $60 million annually, consistent with 2012, through regularly scheduled repayments and payoffs. In 2012, the mortgage banking joint venture was terminated and other strategic alternatives for the offering of mortgage related products are currently being evaluated.

During 2012, approximately $574.8 million in investments securities were called or matured. These securities were higher yielding securities and contributed to the decline in yield earned on the portfolio. As a result, $354.8 million in asset-backed securities and $250.6 million in agency securities were purchased in 2012 to help increase earnings from the portfolio with a reduced risk profile.

First Commonwealth’s total liabilities increased $166.8 million, or 3%, in 2012. Deposit growth of $53.2 million, or 1%, was augmented by an increase in short-term borrowings of $43.5 million, or 14 % and an increase in long-term debt of $72.8 million, or 72%.

We periodically utilize short-term and long-term borrowings to fund the origination of new loans as well as the purchase of investments. Long-term borrowings were obtained in 2012 as an asset / liability management strategy to mitigate the risk of higher rates in the future and to take advantage of attractive interest rates in the wholesale funding market. The decrease in interest paid on borrowings as well as lower rates being paid on deposits has helped to mitigate the contracting pressure on the net interest yield on interest-earning assets and interest-bearing liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio

Following is a summary of our loan portfolio as of December 31:

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,019,822	24%	$996,739	25%	$913,814	22%	$1,127,320	25%	$1,146,411	26%
Real estate construction	87,438	2	76,564	2	261,482	6	428,744	9	528,841	12
Residential real estate	1,241,565	30	1,137,059	28	1,127,273	27	1,202,386	26	1,199,819	27
Commercial real estate	1,273,661	30	1,267,432	31	1,354,074	32	1,320,715	28	1,047,506	24
Loans to individuals	582,218	14	565,849	14	561,440	13	557,336	12	495,800	11

Total loans and leases net of unearned income	$4,204,704	100%	$4,043,643	100%	$4,218,083	100%	$4,636,501	100%	$4,418,377	100%

The loan portfolio totaled $4.2 billion as of December 31, 2012, reflecting growth of $161.1 million or 4% compared to December 31, 2011. Loan growth was experienced in all categories, with the majority being recognized in the residential real estate portfolio as a result of a successful promotion related to our installment home equity product. Increases in commercial, financial, agricultural and other portfolio can be attributed to growth in direct middle market lending and syndications in Pennsylvania and contiguous states, while loans to individuals increased as a result of growth in indirect auto lending.

The majority of our loan portfolio is with borrowers located in Pennsylvania. As of December 31, 2012 and 2011, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

As of December 31, 2012, criticized loans or loans designated OAEM, substandard, impaired or doubtful decreased $3.5 million, or 1%, from December 31, 2011. Criticized loans totaled $288.5 million at December 31, 2012 and represented 7% of the total loan portfolio. Additionally, delinquency on accruing loans decreased $13.7 million, or 39%, at December 31, 2012 compared to December 31, 2011. Of this amount, $6.7 million relates to delinquent consumer loans which were moved to nonaccrual status while the remainder of the decrease is the result of charge-offs, paydowns or payoffs of the loan balance. As of December 31, 2012, nonaccrual loans increased $16.0 million, or 2%, compared to December 31, 2011 partially due to the addition of the $6.7 million of consumer loans moved to nonaccrual status. Total gross charge-offs for the year ended December 31, 2012 were $17.0 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Loan Portfolio (Continued)

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans and before unearned income at December 31, 2012 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$40,765	$663,575	$210,718	$915,058
Real estate construction	10,308	51,340	25,790	87,438
Commercial real estate	148,222	425,608	699,831	1,273,661
Other	8,959	23,431	72,374	104,764

Totals	$208,254	$1,163,954	$1,008,713	$2,380,921

Loans at fixed interest rates		$261,926	$184,074
Loans at variable interest rates		902,028	824,639

Totals		$1,163,954	$1,008,713

(a)	The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

First Commonwealth has a regulatory established legal lending limit of $103.7 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is typically placed in nonaccrual status when there is evidence of a significantly weakened financial condition or principal and interest is 90 days or more delinquent, except for consumer loans which are placed in nonaccrual status at 150 days past due. Interest received on a nonaccrual loan is normally applied as a reduction to loan principal rather than interest income utilizing the cost recovery methodology of revenue recognition.

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

Financial Condition (Continued)

Nonperforming Loans (Continued)

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$43,539	$33,635	$84,741	$147,937	$55,922
Loans held for sale on nonaccrual basis	0	13,412	0	0	0
Troubled debt restructured loans on nonaccrual basis	50,979	44,841	31,410	0	0
Troubled debt restructured loans on accrual basis	13,037	20,276	1,336	619	132

Total nonperforming loans	$107,555	$112,164	$117,487	$148,556	$56,054

Loans past due in excess of 90 days and still accruing	$2,447	$11,015	$13,203	$15,154	$16,189
Other real estate owned	$11,262	$30,035	$24,700	$24,287	$3,262
Loans outstanding at end of period	$4,204,704	$4,057,055	$4,218,083	$4,636,501	$4,418,377
Average loans outstanding	$4,165,292	$4,061,822	$4,467,338	$4,557,227	$4,084,506
Nonperforming loans as a percentage of total loans	2.56%	2.76%	2.79%	3.20%	1.27%
Provision for credit losses	$20,544	$55,816	$61,552	$100,569	$23,095
Allowance for credit losses	$67,187	$61,234	$71,229	$81,639	$52,759
Net charge-offs	$14,591	$65,811	$71,962	$71,689	$12,732
Net charge-offs as a percentage of average loans outstanding	0.35%	1.62%	1.61%	1.57%	0.31%
Provision for credit losses as a percentage of net charge-offs	140.80%	84.81%	85.53%	140.29%	181.39%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	1.60%	1.51%	1.69%	1.76%	1.19%
Allowance for credit losses as a percentage of nonperforming loans (a)	62.47%	62.01%	60.63%	54.96%	94.12%
Gross income that would have been recorded at original rates	$15,036	$14,872	$13,142	$7,645	$6,273
Interest that was reflected in income	369	1,393	30	13	9

Net reduction to interest income due to nonaccrual	$14,667	$13,479	$13,112	$7,632	$6,264

(a)	End of period loans and nonperforming loans exclude loans held for sale.

Nonperforming loans decreased $4.6 million to $107.6 million at December 31, 2012 compared to $112.2 million at December 31, 2011. The nonperforming loans as a percentage of total loans decreased to 2.6% from 2.8% at December 31, 2012 compared to December 31, 2011. Other real estate owned totaled $11.3 million at December 31, 2012, a decrease of $18.7 million compared to the $30.0 million balance at December 31, 2011. The most significant change in OREO during 2012 includes $7.0 million in write-downs as a result of updated

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Nonperforming Loans (Continued)

appraisals on the foreclosed properties and $6.5 million in proceeds received from the sale of a western Pennsylvania office complex. The most significant addition to OREO during 2012 was a $1.2 million parcel of land.

Also included in nonperforming loans are troubled debt restructured loans (“TDR’s”). TDR’s are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. The $7.2 million decrease in accruing TDR’s during 2012 is primarily the result of an $11.3 million payoff of a loan to a waste management company in January 2012. Offsetting this decrease are new accruing TDR’s including a $3.4 million loan to a gas well servicing operation and a $3.2 million commercial real estate loan. For additional information on TDR’s please refer to Note 12 “Loans and Allowance for Credit Losses.”

Net credit losses were $14.6 million in 2012 compared to $65.8 million for the year 2011. The most significant credit losses recognized during the year were a $2.2 million partial charge-off of a construction loan for a Florida condominium project and a $1.2 million partial charge-off of a commercial borrower in the shallow gas well business. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Credit Risk” on page 47.

Provision for credit losses as a percentage of net charge-offs increased from 84.81% for the year ended December 31, 2011 to 140.80% for the year ended December 31, 2012, due to the decline in the amount of charge-offs recognized year over year.

Nonperforming Securities

The following is a comparison of nonperforming securities for the period ended December 31:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonperforming Securities:
Nonaccrual securities at market value	$0	$0	$15,823	$3,258	$0

As of December 31, 2012 and 2011, respectively, none of the pooled trust preferred collateralized debt obligations were considered to be nonperforming securities. These securities were returned to performing status in 2011 because of evidence supporting management’s estimate of future cash flows indicating that all remaining principal and interest will be received. Support for these estimates include; no other-than-temporary impairment charges since the third quarter of 2010, improvement in the underlying collateral of these bonds evidenced by a reduced level of new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Allowance for Credit Losses

Following is a summary of the allocation of the allowance for credit losses at December 31:

	2012		2011		2010		2009		2008
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$19,852	24%	$18,200	25%	$21,700	22%	$31,369	25%	$17,558	26%
Real estate construction	8,928	2	6,756	2	18,002	6	18,224	9	12,961	12
Residential real estate	5,908	30	8,237	28	5,454	27	5,847	26	4,347	27
Commerical real estate	22,441	30	18,961	31	16,913	32	17,526	28	9,424	24
Loans to individuals	4,132	14	4,244	14	4,215	13	4,731	12	4,195	11
Unallocated	5,926	N/A	4,836	N/A	4,945	N/A	3,942	N/A	4,274	N/A

Total	$67,187		$61,234		$71,229		$81,639		$52,759

Allowance for credit losses as percentage of end-of-period loans outstanding	1.60%		1.51%		1.69%		1.76%		1.19%

(a)	Represents the percentage of loans in each category to total loans.

The allowance for credit losses increased $6.0 million from December 31, 2011 to December 31, 2012 and the allowance for credit losses as a percentage of end-of-period loans outstanding was 1.60% at December 31, 2012 compared to 1.51% at December 31, 2011. The majority of the 2012 change in the allowance for credit losses, or $4.4 million of the total $6.0 million change, can be attributed to $5.3 million in specific reserves established for two commercial real estate loans. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for nonperforming loans. Comparing December 31, 2012 to December 31, 2011, the general reserve for performing loans decreased from 1.21% to 1.19% of total performing loans. Specific reserves increased from 13.4% of nonperforming loans at December 31, 2011 to 16.5% of nonperforming loans at December 31, 2012. The increase in specific reserves held is a direct result of the previously mentioned commercial real estate loans as well as $4.9 million in specific reserves established for three commercial, financial, agricultural and other loans. The allowance for credit losses as a percentage of nonperforming loans was 62% at both December 31, 2012 and 2011.

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

Management reviews local and national economic information and industry data, including the trends in the industries we believe are indicative of higher risk to our portfolio. Factors reviewed by management include

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Allowance for Credit Losses (Continued)

employment trends, macroeconomic trends, commercial real estate trends and the overall lending environment. Based on this review, an allocation is made to the allowance for credit and is reflected in the “unallocated” line of the previous table.

Investment Portfolio

Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 21 “Fair Values of Assets and Liabilities,” $24.8 million of available for sale securities at December 31, 2012, are classified as Level 3 assets because of inactivity in the market.

Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2012	2011	2010
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$27,883	$32,139	$36,719
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	839,102	771,196	618,454
Mortgage-Backed Securities—Commercial	148	193	233
Other Government-Sponsored Enterprises	241,970	267,807	184,531
Obligations of States and Political Subdivisions	82	444	47,175
Corporate Securities	6,703	11,811	21,226
Pooled Trust Preferred Collateralized Debt Obligations	51,866	54,762	58,780

Total Debt Securities	1,167,754	1,138,352	967,118
Equities	1,859	1,860	5,137

Total Securities Available for Sale	$1,169,613	$1,140,212	$972,255

As of December 31, 2012, securities available for sale had a fair value of $1.2 billion. Gross unrealized gains were $30.7 million and gross unrealized losses were $29.0 million.

The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2012.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield*
	(dollars in thousands)
Within 1 year	$3,397	$0	$0	$3,397	4.11%
After 1 but within 5 years	255,804	82	0	255,886	1.03
After 5 but within 10 years	95,716	0	0	95,716	4.16
After 10 years	754,186	0	58,569	812,755	2.78

Total	$1,109,103	$82	$58,569	$1,167,754	2.51%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.
*	Yields are calculated on a taxable equivalent basis.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Investment Portfolio (Continued)

Mortgage backed securities, which include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately thirteen years.

The amortized cost of the investment portfolio increased $29.4 million, or 2.6%, at December 31, 2012 compared to December 31, 2011. All categories of investments decreased, except for Obligations of U.S. Government sponsored enterprises which increased $42.0 million, or 4%. These securities were purchased in an effort to increase the earnings from investments while keeping the risk of the portfolio at a lower level.

Our investment portfolio includes an amortized cost of $51.9 million in pooled trust preferred collateralized debt obligations at December 31, 2012. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.

See Note 8 “Securities Available for Sale,” Note 9 “Securities Held to Maturity,” Note 10 “Other Investments,” Note 11 “Impairment of Investment Securities,” and Note 21 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.

Deposits

Total deposits increased $53.2 million, or 1%, in 2012, primarily due to an increase in lower cost transaction and savings deposits of $218.1 million, offset by a decrease in time deposits of $164.9 million. As the interest rate paid on deposits remains at historically low levels, customers continue to migrate towards shorter term, more liquid investments.

Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$103,102	32%	$76,356	24%	$94,957	24%
Over 3 months through 6 months	58,680	18	43,299	13	65,560	17
Over 6 months through 12 months	31,863	10	50,296	16	60,658	16
Over 12 months	128,798	40	151,213	47	165,576	43

Total	$322,443	100%	$321,164	100%	$386,751	100%

Short-Term Borrowings and Long-Term Debt

Short-term borrowings increased $43.5 million, or 14%, from $312.8 million as of December 31, 2011 to $356.2 million at December 31, 2012. Long-term debt increased $72.8 million, or 35%, from $207.4 million at December 31, 2011 to $280.2 million at December 31, 2012. The increase in both of these areas was to take advantage of attractive interest rates in the wholesale funding markets as an alternative to certificates of deposit. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 18 “Short-term Borrowings,” Note 19 “Subordinated Debentures” and Note 20 “Other Long-term Debt” of the Consolidated Financial Statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Contractual Obligations and Off-Balance Sheet Arrangements

The table below sets forth our contractual obligations to make future payments as of December 31, 2012. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB Advances	20	$29,968	$137,822	$792	$5,734	$174,316
Subordinated debentures	19	0	0	0	105,750	105,750
Operating leases	15	3,548	6,163	5,339	17,070	32,120

Total contractual obligations		$33,516	$143,985	$6,131	$128,554	$312,186

The table above excludes unamortized premiums and discounts on FHLB advances because these premiums and discounts do not represent future cash obligations. The table also excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 17 “Interest-Bearing Deposits” of the Consolidated Financial Statements.

In addition, see Note 14 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2012. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2012, a reserve for probable losses of $2.4 million was recorded for unused commitments and letters of credit.

Liquidity

Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. Liquidity risk arises from the possibility that we may not be able to meet our financial obligations and operating cash needs or may become overly reliant upon external funding sources. In order to manage this risk, our Board of Directors has established a Liquidity Policy that identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and quantifies minimum liquidity requirements based on limits approved by our Board of Directors. This policy designates our Asset/Liability Committee (“ALCO”) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department who monitors it by using such measures as liquidity coverage ratios, liquidity gap ratios and noncore funding ratios.

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

Liquidity (Continued)

market mutual funds. Deposits increased $53.2 million, or 1%, during 2012, and comprised 87% of total liabilities at December 31, 2012, as compared to 89% at December 31, 2011. Proceeds from the maturity and redemption of investment securities totaled $574.8 million during 2012 and provided liquidity to fund loans as well as the purchase of additional investment securities. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2012 our borrowing capacity at the Federal Reserve related to this program was $795.2 million and there were no amounts outstanding. Additionally, as of December 31, 2012, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.4 billion and as of that date amounts used against this capacity included $352.4 million in outstanding borrowings and $26.0 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.

We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2012, our maximum borrowing capacity under this program was $892.8 million and as of that date there was $70.2 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2012, our outstanding certificates of deposits from this program have an average weighted rate of 0.31% and an average original term of 95 days.

First Commonwealth has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of December 31, 2012. As of December 31, 2012, we are in compliance with all debt covenants related to this agreement.

Refer to “Financial Condition” above for additional information concerning our deposits, loan portfolio, investment securities and borrowings.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our market risk is composed primarily of interest rate risk. Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall, while certain depositors can redeem or withdraw their deposits early when rates rise.

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

The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.76 at both December 31, 2012 and 2011, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

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

Following is the gap analysis as of December 31:

	2012
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,950,002	$222,705	$297,530	$2,470,237	$1,436,472	$203,477
Investments	61,914	78,904	142,411	283,229	579,320	328,546
Other interest-earning assets	4,258	0	0	4,258	0	0

Total interest-sensitive assets (ISA)	2,016,174	301,609	439,941	2,757,724	2,015,792	532,023

Certificates of deposit	208,096	176,556	126,490	511,142	512,040	9,477
Other deposits	2,641,953	0	0	2,641,953	0	0
Borrowings	428,545	29,703	230	458,478	138,652	39,318

Total interest-sensitive liabilities (ISL)	3,278,594	206,259	126,720	3,611,573	650,692	48,795

Gap	$(1,262,420)	$95,350	$313,221	$(853,849)	$1,365,100	$483,228

ISA/ISL	0.61	1.46	3.47	0.76	3.10	10.90
Gap/Total assets	21.06%	1.59%	5.23%	14.24%	22.77%	8.06%

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Risk (Continued)

	2011
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,859,623	$156,447	$287,873	$2,303,943	$1,486,729	$174,495
Investments	125,112	107,723	205,335	438,170	418,413	320,739
Other interest-earning assets	3,511	0	0	3,511	0	0

Total interest-sensitive assets (ISA)	1,988,246	264,170	493,208	2,745,624	1,905,142	495,234

Certificates of deposit	154,218	192,154	323,085	669,457	517,572	10,531
Other deposits	2,526,747	0	0	2,526,747	0	0
Borrowings	386,683	25,147	299	412,129	68,334	39,728

Total interest-sensitive liabilities (ISL)	3,067,648	217,301	323,384	3,608,333	585,906	50,259

Gap	$(1,079,402)	$46,869	$169,824	$(862,709)	$1,319,236	$444,975

ISA/ISL	0.65	1.22	1.53	0.76	3.25	9.85
Gap/Total assets	18.48%	0.80%	2.91%	14.77%	22.59%	7.62%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2012	$(8,204)	$(4,767)	$459	$2,153
December 31, 2011	(7,787)	(3,997)	704	2,324

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. For the years 2012 and 2011, the cost of our interest-bearing liabilities averaged 0.70% and 0.99%, respectively and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 4.18% and 4.61%, respectively.

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

First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $2.4 million at December 31, 2012, and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2012, 60 loans totaling $21.9 million were identified as troubled debt restructurings resulting in specific reserves of $4.9 million.

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

The allowance for credit losses was $67.2 million at December 31, 2012 or 1.60% of loans outstanding compared to $61.2 million or 1.51% of loans outstanding at December 31, 2011. The increase in the 2012 ratio compared to the 2011 ratio can be primarily attributed to a $4.5 million increase in specific reserves on nonperforming loans. As of December 31, 2012, several credit measures showed improvement compared to December 31, 2011. The level of criticized loans decreased $3.5 million from $292.0 million at December 31, 2011 to $288.5 million at December 31, 2012 and delinquency on accruing loans for the same period declined $13.7 million, or 39%.

The allowance for credit losses as a percentage of nonperforming loans was 62% at December 31, 2012 and 2011. The allowance for credit losses includes specific allocations of $17.8 million related to nonperforming loans covering 17% of the total nonperforming balance at December 31, 2012 and specific allocations of $13.2 million covering 13% of the total nonperforming balance at December 31, 2011. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Risk (Continued)

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses inherent in the loan portfolio at December 31, 2012.

The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Year Ended December 31, 2012			As of December 31, 2012
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,764	32.65%	0.12%	$34,612	32.18%	0.82%
Real estate construction	3,019	20.69	0.07	11,247	10.46	0.27
Residential real estate	3,406	23.35	0.08	10,623	9.87	0.25
Commerical real estate	441	3.02	0.01	50,817	47.25	1.21
Loans to individuals	2,961	20.29	0.07	256	0.24	0.01

Total loans, net of unearned income	$14,591	100.00%	0.35%	$107,555	100.00%	2.56%

As the above table illustrates, commercial real estate and commercial financial, agricultural and other loan categories were the most significant portions of the nonperforming loans as of December 31, 2012. See discussions related to the provision for credit losses and loans for more information.

Results of Operations—2011 Compared to 2010

Summary of 2011 Results

Net income for 2011 was $15.3 million, or $0.15 per diluted share, as compared to a net income of $23.0 million, or $0.25 per diluted share, in 2010. The decline in performance in 2011 was primarily the result of a $16.9 million decrease in net interest income, an increase of $6.7 million related to loss on sale or write-down of assets, and a $6.8 million increase in credit risk recognized on interest rate swaps. Partially offsetting the income declines are a $5.7 million decrease in provision for credit losses in 2011, a decrease of $9.2 million in other-than-temporary impairment losses related to our pooled trust preferred collateralized debt obligation portfolio, a $3.3 million increase in gain on the sale of assets and a $2.5 million increase in income from other real estate owned.

Our return on average equity was 2.0% and return on average assets was 0.27% for 2011, compared to 3.33% and 0.37%, respectively, for 2010.

Average diluted shares for the year 2011 were 12% greater than the comparable period in 2010 primarily due to the issuance of 18.5 million shares of common stock in connection with a capital raise that was completed in August 2010.

Net interest income, on a fully taxable equivalent basis, for 2011 was $20.6 million, or 10% lower than 2010, primarily due to a $427.1 million, or 8%, decline in average interest earning assets and an 8 basis point decrease in the net interest margin. Positively affecting net interest income in 2011 was a $121.2 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations—2011 Compared to 2010 (Continued)

Summary of 2011 Results (Continued)

basis was 3.80% in 2011 compared to 3.88% in 2010. The relatively stable net interest margin can be attributed to a more favorable deposit mix, lower costing deposits, reduced balance sheet leveraging and disciplined loan pricing.

Interest and fees on loans, on a fully taxable equivalent basis, decreased $28.6 million of which $21.0 million is attributable to the previously mentioned decline in average balances and $7.6 million is the result of the yield on loans decreasing 19 basis points from 5.18% to 4.99%. Interest income on investment securities, on a fully taxable equivalent basis, decreased $11.9 million from 2010 of which $3.5 million is attributable to the previously mentioned decline in balances and $8.4 million is due to a 108 basis point decrease in yield from 4.34% to 3.26%. Contributing to the investment yield decline was the planned reduction in obligations of state and political subdivisions which had higher yields relative to the remainder of the portfolio.

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

Net interest margin, on a fully taxable equivalent basis, for the year 2011 declined 8 basis points to 3.80% from 3.88%. The relatively stable net interest margin can be attributed to a more favorable deposit mix, lower costing deposits, reduced balance sheet leveraging and disciplined loan pricing.

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

Based on First Commonwealth’s evaluation under the framework in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

First Commonwealth Financial Corporation

Indiana, Pennsylvania

March 13, 2013

/s/ T. MICHAEL PRICE	/s/ ROBERT E. ROUT
T. Michael Price	Robert E. Rout
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Commonwealth Financial Corporation:

We have audited First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 13, 2013

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Commonwealth Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2013 expressed an unqualified opinion on the effectiveness of First Commonwealth Financial Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 13, 2013

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$98,724	$74,967
Interest-bearing bank deposits	4,258	3,511
Securities available for sale, at fair value	1,171,303	1,142,776
Other investments	28,228	39,796
Loans held for sale	0	13,412
Loans:
Portfolio loans	4,204,704	4,043,643
Allowance for credit losses	(67,187)	(61,234)

Net loans	4,137,517	3,982,409
Premises and equipment, net	68,970	66,755
Other real estate owned	11,262	30,035
Goodwill	159,956	159,956
Amortizing intangibles, net	2,375	3,843
Bank owned life insurance	170,925	167,576
Other assets	141,872	156,086

Total assets	$5,995,390	$5,841,122

Liabilities
Deposits (all domestic):
Noninterest-bearing	$883,269	$780,377
Interest-bearing	3,674,612	3,724,307

Total deposits	4,557,881	4,504,684
Short-term borrowings	356,227	312,777
Subordinated debentures	105,750	105,750
Other long-term debt	174,471	101,664

Total long-term debt	280,221	207,414
Other liabilities	55,054	57,704

Total liabilities	5,249,383	5,082,579
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	0	0
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued as of December 31, 2012 and 2011; and 99,629,494 shares and 104,916,994 shares outstanding at December 31, 2012 and 2011, respectively	105,563	105,563
Additional paid-in capital	365,354	365,868
Retained earnings	315,608	294,056
Accumulated other comprehensive income, net	1,259	2,001
Treasury stock (5,933,961 and 646,461 shares at December 31, 2012 and 2011, respectively)	(41,777)	(7,345)
Unearned ESOP shares	0	(1,600)

Total shareholders’ equity	746,007	758,543

Total liabilities and shareholders’ equity	$5,995,390	$5,841,122

The accompanying notes are an integral part of these Consolidated Financial Statements

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$187,258	$197,456	$225,062
Interest and dividends on investments:
Taxable interest	31,695	33,763	37,915
Interest exempt from federal income taxes	12	213	5,216
Dividends	104	49	73
Interest on bank deposits	6	64	94

Total interest income	219,075	231,545	268,360
Interest Expense
Interest on deposits	21,454	33,496	49,845
Interest on short-term borrowings	1,070	728	1,948
Interest on subordinated debentures	5,684	5,568	5,593
Interest on other long-term debt	1,938	1,886	4,213

Total interest on long-term debt	7,622	7,454	9,806

Total interest expense	30,146	41,678	61,599

Net Interest Income	188,929	189,867	206,761
Provision for credit losses	20,544	55,816	61,552

Net Interest Income after Provision for Credit Losses	168,385	134,051	145,209
Noninterest Income
Changes in fair value on impaired securities	2,193	(425)	(2,560)
Noncredit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)	(2,193)	425	(6,633)

Net impairment losses	0	0	(9,193)
Net securities gains	192	2,185	2,422
Trust income	6,206	6,498	5,897
Service charges on deposit accounts	14,743	14,775	16,968
Insurance and retail brokerage commissions	6,272	6,376	6,369
Income from bank owned life insurance	5,850	5,596	5,331
Gain on sale of assets	4,607	4,155	824
Card related interchange income	13,199	11,968	10,459
Derivative mark to market	755	(6,687)	141
Other income	13,610	12,803	10,016

Total noninterest income	65,434	57,669	49,234
Noninterest Expense
Salaries and employee benefits	86,069	84,669	84,988
Net occupancy expense	13,255	14,069	14,271
Furniture and equipment expense	12,460	12,517	12,568
Data processing expense	7,054	6,027	5,671
Pennsylvania shares tax expense	5,706	5,480	5,455
Intangible amortization	1,467	1,534	2,031
Collection and repossession expense	5,756	7,583	4,430
Other professional fees and services	4,329	5,297	4,131
FDIC insurance	5,032	5,490	7,948
Loss on sale or write-down of assets	7,394	9,428	2,715
Operational losses	4,367	779	581
Other operating expenses	24,318	23,953	26,437

Total noninterest expense	177,207	176,826	171,226

Income before income taxes	56,612	14,894	23,217
Income tax provision (benefit)	14,658	(380)	239

Net Income	$41,954	$15,274	$22,978

Average Shares Outstanding	103,885,396	104,700,227	93,197,225
Average Shares Outstanding Assuming Dilution	103,885,663	104,700,393	93,199,773
Per Share Data:
Basic Earnings Per Share	$0.40	$0.15	$0.25
Diluted Earnings Per Share	$0.40	$0.15	$0.25
Cash Dividends Declared per Common Share	$0.18	$0.12	$0.06

The accompanying notes are an integral part of these Consolidated Financial Statements

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net Income	$41,954	$15,274	$22,978
Other comprehensive (loss) income, before tax (benefit) expense:
Unrealized holding (losses) gains on securities arising during the period	(2,854)	9,727	(8,377)
Non-credit related gains (losses) on securities not expected to be sold	2,193	(425)	6,633
Less: reclasification adjustment for (gains) losses on securities included in net income	(192)	(2,185)	6,822
Unrealized gains for postretirement obligations:
Transition obligation	2	2	2
Net (loss) gain	(300)	(260)	440

Total other comprehensive (loss) income, before tax (benefit) expense	(1,151)	6,859	5,520
Income tax (benefit) expense related to items of other comprehensive (loss) income	(409)	2,400	1,933

Comprehensive Income	$41,212	$19,733	$26,565

The accompanying notes are an integral part of these Consolidated Financial Statements

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				41,954				41,954
Total other comprehensive loss					(742)			(742)
Cash dividends declared ($0.18 per share)				(18,759)				(18,759)
Net decrease in unearned ESOP shares							1,600	1,600
ESOP market value adjustment ($729, net of $255 tax benefit)			(474)					(474)
Discount on dividend reinvestment plan purchases			(92)					(92)
Tax benefit of stock options exercised			1					1
Treasury stock acquired	(5,662,700)					(37,464)		(37,464)
Treasury stock reissued	155,200			(379)		1,407		1,028
Restricted stock	220,000	0	51	(1,264)		1,625		412

Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$0	$746,007

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)

Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Net income				15,274				15,274
Total other comprehensive income					4,459			4,459
Cash dividends declared ($0.12 per share)				(12,558)				(12,558)
Net decrease in unearned ESOP shares							2,000	2,000
ESOP market value adjustment ($1,053, net of $368 tax benefit)			(685)					(685)
Discount on dividend reinvestment plan purchases			(63)					(63)
Tax benefit of stock options exercised			6					6
Treasury stock acquired	(1,336)					(9)		(9)
Treasury stock reissued	13,760		0	(83)		155		72
Restricted stock	35,000	25	1	(69)		169		126
Common stock issued	23,376	23	121	0				144

Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2009	85,151,875	$86,600	$301,523	$278,887	$(6,045)	$(16,554)	$(5,600)	$638,811
Net income				22,978				22,978
Total other comprehensive income					3,587			3,587
Cash dividends declared ($0.06 per share)				(5,306)				(5,306)
Net decrease in unearned ESOP shares							2,000	2,000
ESOP market value adjustment ($1,008, net of $352 tax benefit)			(656)					(656)
Discount on dividend reinvestment plan purchases			(33)	0				(33)
Tax benefit of stock options exercised			0					0
Treasury stock acquired	(1,291)					(9)		(9)
Treasury stock reissued	750,842		656	(4,899)		8,491		4,248
Restricted stock	30,120	0	0	(168)		412		244
Common stock issued	18,914,648	18,915	64,998	0				83,913

Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Operating Activities
Net income	$41,954	$15,274	$22,978
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,544	55,816	61,552
Deferred tax expense (benefit)	2,551	(1,192)	(4,671)
Depreciation and amortization	7,912	9,026	10,707
Net losses on securities and other assets	1,838	9,776	8,948
Net amortization of premiums and discounts on securities	1,381	721	212
Net amortization of premiums and discounts on long-term debt	(113)	(124)	(807)
Income from increase in cash surrender value of bank owned life insurance	(5,850)	(5,596)	(5,331)
Decrease in interest receivable	2,689	1,276	4,188
Decrease in interest payable	(1,280)	(1,423)	(966)
Increase (decrease) in income taxes payable	6,484	(5,362)	1,983
Other—net	614	5,927	12,077

Net cash provided by operating activities	78,724	84,119	110,870
Investing Activities
Transactions with securities held to maturity:
Proceeds from maturities and redemptions	0	0	14,520
Transactions with securities available for sale:
Proceeds from sales	0	76,914	143,503
Proceeds from maturities and redemptions	574,846	480,250	430,115
Purchases	(605,435)	(723,805)	(387,135)
Proceeds from the redemption of FHLB stock	11,568	9,063	2,572
Proceeds from bank owned life insurance	2,501	238	0
Proceeds from the sale of loans	15,981	5,766	0
Proceeds from sales of other assets	17,660	23,756	8,778
Net (increase) decrease in loans	(178,321)	56,181	335,165
Purchases of premises and equipment	(10,182)	(8,320)	(4,886)

Net cash (used in) provided by investing activities	(171,382)	(79,957)	542,632
Financing Activities
Net (decrease) increase in federal funds purchased	(41,300)	62,500	(92,200)
Net increase (decrease) in other short-term borrowings	84,750	62,417	(678,871)
Net increase (decrease) in deposits	53,256	(113,090)	82,197
Repayments of other long-term debt	(25,480)	(24,561)	(117,142)
Proceeds from issuance of long-term debt	100,000	29,600	50,000
Proceeds from issuance of common stock	0	144	83,913
Discount on dividend reinvestment plan purchases	(92)	(63)	(33)
Dividends paid	(18,759)	(12,558)	(5,306)
Proceeds from reissuance of treasury stock	1,028	72	4,248
Purchase of treasury stock	(36,242)	(9)	(9)
Stock option tax benefit	1	6	0

Net cash provided by (used in) financing activities	117,162	4,458	(673,203)

Net increase (decrease) in cash and cash equivalents	24,504	8,620	(19,701)
Cash and cash equivalents at January 1	78,478	69,858	89,559

Cash and cash equivalents at December 31	$102,982	$78,478	$69,858

The accompanying notes are an integral part of these Consolidated Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

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

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of First Commonwealth previously defined above. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made in the Consolidated Financial Statements for 2010 to conform to the classifications presented for 2012 and 2011.

Equity investments of less than a majority but at least 20% ownership are accounted for by the equity method and classified as “Other assets.” Earnings on these investments are reflected in “Other income” on the Consolidated Statements of Income, as appropriate, in the period earned.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Securities (Continued)

securities or trading securities are classified as securities available for sale and are reported at fair value, with unrealized gains and losses that are not related to impairment excluded from earnings and reported as a component of other comprehensive income, which is included in shareholders’ equity, net of deferred taxes.

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

Other Real Estate Owned

Real estate, other than bank premises, is recorded at the lower of cost or fair value less estimated selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property and rental income earned on the property are generally reflected in earnings in the current period. Depreciation is not recorded on the other real estate owned properties.

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

First Commonwealth consistently applies the following comprehensive methodology and procedure for determining the allowance for credit losses.

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

All impaired credits in excess of $100 thousand are individually reviewed quarterly. A specific reserve is established for impaired loans that is equal to the total amount of probable unconfirmed losses for the impaired loans that are reviewed. Based on this reserve as a percentage of reviewed loan balances, a reserve is also established for the impaired loan balances that are not individually reviewed.

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

An additional allowance is made by management based on a qualitative analysis of certain factors related to portfolio risks and economic conditions. Factors considered by management include employment trends, macroeconomic trends, commercial real estate trends and the overall lending environment. Portfolio risks include unusual changes or recent trends in specific portfolios such as unexpected changes in the trends or levels of delinquency. No matter how detailed an analysis of potential credit losses is performed, these estimates are not precise. Management must make estimates using assumptions and information that is often subjective and changes rapidly.

Allowance for Off-Balance Sheet Credit Exposures

First Commonwealth maintains an allowance for off-balance sheet credit exposure at a level deemed sufficient to absorb losses that are inherent to off-balance sheet credit risk. Management determines the adequacy of the allowance on a quarterly basis charging the provision against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses. The Company’s methodology for assessing the appropriateness of the allowance for off-balance sheet credit exposure consists of analysis of historical usage trends as well as loss history and probability of default rates related to the off-balance sheet category. The calculation begins with historical usage trends related to lines of credit as well as letters of credit and then utilizes those figures to determine the probable usage of available lines. These values are then adjusted by a determined probability of default as well as a loss given default. This amount is adjusted quarterly and reported as part of other operating expenses on the Consolidated Statements of Income.

Bank Owned Life Insurance

First Commonwealth purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.8 million and $3.6 million as of December 31, 2012 and 2011, respectively, and is reflected in “Other Liabilities” on the Consolidated Statements of Financial Condition.

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

Other Intangible Assets

Other intangible assets consist of core deposits obtained through acquisitions and are amortized over their estimated lives using the present value of the benefit of the core deposits and straight-line methods of amortization. Core deposit intangibles are evaluated for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Comprehensive Income Disclosures

“Other Comprehensive Income” (comprehensive income, excluding net income) includes the after tax effect of changes in unrealized holding gains and losses on available-for-sale securities and changes in the funded status of defined benefit postretirement plans. Comprehensive income is reported in the accompanying Consolidated Statements of Comprehensive Income, net of tax.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Derivatives and Hedging Activities (Continued)

Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2012, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 7 “Derivatives” for a description of these instruments.

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

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select Obligations of States and Political Subdivisions, corporate securities, pooled trust preferred collateralized debt obligations, nonmarketable equity investments certain other real estate owned, certain impaired loans and loans held for sale.

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon pricing models that primarily use, as inputs,

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies (Continued)

Fair Value Measurements (Continued)

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

In September 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income,” under which an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, in either a single continuous statement of comprehensive income or in two separate but consecutive statements. If a separate statement is preferred, this statement should immediately follow the statement of net income and include components of other comprehensive income and a total for these items along with total comprehensive income. This Update was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This deferral was made in order to address reclassifications out of accumulated other comprehensive income. All other provisions of ASU 2011-05 were required to be adopted for fiscal and related interim periods beginning after December 15, 2011. The deferral of the aforementioned classifications is also effective for all fiscal and related interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on First Commonwealth’s financial condition or results of operations. In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment addresses the previously deferred portions of ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. This amendment requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for interim and annual periods beginning after December 15, 2012. The guidance is prospective and management does not believe the adoption of this ASU will have a significant impact on First Commonwealth’s financial condition or results of operations.

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

Note 2—New Accounting Pronouncements (Continued)

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

Note 3—Supplemental Comprehensive Income Disclosures

The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31:

	2012			2011			2010
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on securities arising during the period	$(2,854)	$1,006	$(1,848)	$9,727	$(3,404)	$6,323	$(8,377)	$2,931	$(5,446)
Noncredit related gains (losses) on securities not expected to be sold	2,193	(768)	1,425	(425)	149	(276)	6,633	(2,321)	4,312
Less: reclassification adjustment for (gains) losses on securities included in net income	(192)	67	(125)	(2,185)	765	(1,420)	6,822	(2,388)	4,434
Unrealized gains (losses) for postretirement obligations:
Transition obligation	2	(1)	1	2	(1)	1	2	(1)	1
Net (loss) gain	(300)	105	(195)	(260)	91	(169)	440	(154)	286

Total other comprehensive (loss) income	$(1,151)	$409	$(742)	$6,859	$(2,400)	$4,459	$5,520	$(1,933)	$3,587

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Supplemental Cash Flow Disclosures

The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31.

	2012	2011	2010
	(dollars in thousands)
Cash paid during the year for:
Interest	$31,597	$43,303	$63,501
Income taxes	11,641	5,900	2,516
Non-cash investing and financing activities:
ESOP loan reductions	1,600	2,000	2,000
Loans transferred to other real estate owned and repossessed assets	4,979	34,269	11,987
Fair value of loans transferred from held to maturity to available for sale	0	14,235	0
Gross (decrease) increase in market value adjustment to securities available for sale	(874)	7,107	5,088
Transfer of secruities from held to maturity to available for sale	0	0	22,433

Note 5—Earnings per Share

The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2012	2011	2010
Weighted average common shares issued	105,563,455	105,550,310	94,388,523
Average treasury shares	(1,456,953)	(657,633)	(828,523)
Averaged unearned ESOP shares	(38,393)	(165,010)	(319,726)
Average unearned nonvested shares	(182,713)	(27,440)	(43,049)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	103,885,396	104,700,227	93,197,225
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	171	119	0
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	96	47	2,548

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	103,885,663	104,700,393	93,199,773

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	2012			2011			2010
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Stock Options	268,630	$6.90	$14.55	496,863	$6.36	$14.55	610,594	$6.36	$14.55
Restricted Stock	163,509	5.26	6.82	22,502	5.70	6.82	17,370	5.70	12.35

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Cash and Due from Banks

Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $3.6 million during 2012 and $26.0 million during 2011 with the Federal Reserve Bank.

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

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2012	2011
	(dollars in thousands)
Credit value adjustment	$(2,207)	$(2,963)
Notional Amount:
Interest rate derivatives	223,448	187,368
Risk participation agreements	71,390	128,098
Sold credit protection on risk participation agreements	0	(22,147)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$755	$(6,687)	$141

The 2012 increase in other income can be attributed to a $1.4 million reduction in credit risk on one interest rate swap as a result of improvement in the credit rating of the counterparty (loan customer). Of the total $6.7 million in credit risk expense recognized in 2011, $4.4 million relates to two interest rate swaps that were terminated during 2011. The fair value of our derivatives is included in a table in Note 21 “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Securities Available for Sale

Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$27,883	$3,781	$0	$31,664	$32,139	$4,061	$(6)	$36,194
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	839,102	25,691	(392)	864,401	771,196	29,835	0	801,031
Mortgage-Backed Securities—Commercial	148	1	0	149	193	1	(1)	193
Other Government—Sponsored Enterprises	241,970	766	(72)	242,664	267,807	973	(132)	268,648
Obligations of States and Political Subdivisions	82	4	0	86	444	15	0	459
Corporate Securities	6,703	288	0	6,991	11,811	162	(562)	11,411
Pooled Trust Preferred Collateralized Debt Obligations	51,866	3	(28,496)	23,373	54,762	3	(31,785)	22,980

Total Debt Securities	1,167,754	30,534	(28,960)	1,169,328	1,138,352	35,050	(32,486)	1,140,916
Equities	1,859	116	0	1,975	1,860	0	0	1,860

Total Securities Available for Sale	$1,169,613	$30,650	$(28,960)	$1,171,303	$1,140,212	$35,050	$(32,486)	$1,142,776

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 30 years with lower anticipated lives to maturity due to prepayments. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to monitor the potential effects on earnings and interest rate risk positions.

During 2012, $5.1 million in single issue trust preferred securities and $0.2 million in pooled trust preferred securities were called by their issuers, providing security gains of $0.2 million.

In 2011, $5.2 million in single issue trust preferred securities and $1.2 million in corporate debentures owned by a non-bank subsidiary of First Commonwealth were sold in order to reinvest the proceeds in more liquid assets for that subsidiary. The amounts sold represent the subsidiaries entire portfolio of these investments and resulted in a net gain of $0.3 million. Additionally, $3.0 million in single issue trust preferred securities held by another subsidiary were called, resulting in a gain of $0.1 million. Also during 2011, the Company executed its strategy

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Securities Available for Sale (Continued)

to liquidate its obligations of states and political subdivisions in order to mitigate future credit risk and improve its tax position. Investments in obligations of states and political subdivisions totaled $0.5 million and $47.8 million as of December 31, 2011 and 2010, respectively. This decline is a result of $4.2 million in maturities and $42.5 million in sales which provided $0.3 million in recognized gains. At December 31, 2012 and 2011, investments in obligations of states and political subdivisions had an amortized cost of $82 thousand and $0.4 million, respectively, and were classified as available for sale. None of these securities were in an unrealized loss position.

Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.

The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$0	$0
Due after 1 but within 5 years	242,052	242,750
Due after 5 but within 10 years	0	0
Due after 10 years	58,569	30,364

	300,621	273,114
Mortgage-Backed Securities (a)	867,133	896,214

Total debt securities	$1,167,754	$1,169,328

(a)	Mortgage Backed Securities include an amortized cost of $28 million and a fair value of $32 million for Obligations of U.S. Government agencies issued by Ginnie Mae and Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac which had an amortized cost of $839 million and a fair value of $864 million.

Proceeds from sale, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Proceeds from sale	$0	$76,914	$143,503

Gross gains (losses) realized:
Sales Transactions:
Gross gains	$0	$2,368	$2,892
Gross losses	0	(258)	(790)

	0	2,110	2,102
Maturities, calls and impairment:
Gross gains	192	75	270
Gross losses	0	0	0
Other-than-temporary impairment	0	0	(9,193)

	192	75	(8,923)

Net gains (losses) and impairment	$192	$2,185	$(6,821)

Securities available for sale with an approximate fair value of $631.0 million and $668.8 million were pledged as of December 31, 2012 and 2011, respectively, to secure public deposits and for other purposes required or permitted by law.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Securities Held to Maturity

There were no held-to-maturity debt securities as of December 31, 2012 and 2011.

During 2010, First Commonwealth reclassified its entire held-to-maturity portfolio to the available-for-sale portfolio. At the time of reclassification, the investments had an amortized cost of $22.4 million of which $22.3 million were obligations of states and political subdivisions and $0.1 million were mortgage backed securities. When the securities were transferred, two of the obligations of states and political subdivision securities were in an unrealized loss position totaling $45 thousand, the remaining bonds in that category were in an unrealized gain position of $0.8 million and all of the mortgage backed securities were in an unrealized gain position. In 2010, other-than-temporary impairment charges of $45 thousand were recognized on the two states and political subdivision securities that were in an unrealized loss position when transferred to available-for-sale.

For the year ended December 31, 2010, gross gains of $50 thousand were recognized on held to maturity investments which were called by their issuer.

The transfer of securities from the held-to-maturity portfolio resulted from the implementation of a strategy to liquidate a portion of the obligations of states and political subdivisions portfolio in order to mitigate future credit risk and improve our tax position.

Note 10—Other Investments

As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2012 and 2011, our FHLB stock totaled $28.2 million and $39.8 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.

During 2012 and 2011, the FHLB repurchased excess stock from its members by repurchasing the lessor of 5% of the members’ total capital stock outstanding or its total excess capital stock. As a result, during the twelve months ended December 31, 2012 and 2011, $11.6 million and $9.1 million, respectively, of the stock owned by First Commonwealth was repurchased. The FHLB repurchased stock and paid dividends in each quarter of 2012, however, decisions regarding any future repurchase of excess capital stock and dividend payments will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 7, 2012.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Other Investments (Continued)

After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2012. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Note 11—Impairment of Investment Securities

As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During the years ended December 31, 2012 and 2011, no other-than-temporary impairment charges were recognized. For the year ended December 31, 2012, $2.2 million in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. For the year ended December 31, 2011, $0.4 million in non-credit related losses for the same pool of securities was recorded in OCI. All of the securities for which other-than-temporary impairment was recorded were classified as available-for-sale securities.

First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.

In the Consolidated Statements of Income, the “Changes in fair value on impaired securities” line represents the change in fair value of securities impaired in the current or previous periods. The change in fair value includes both non-credit and credit related gains or losses. Credit related losses occur when the entire amortized cost of the security will not be recovered. The “Noncredit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)” line represents the gains and losses on the securities resulting from factors other than credit. The noncredit related gain or loss is disclosed in the Consolidated Statements of Income and recognized through other comprehensive income. The “Net impairment losses” line represents the credit related losses recognized in total noninterest income for the related period.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

The following table presents the gross unrealized losses and estimated fair values at December 31, 2012 by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More			Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$0	$13	$0	(a)	$13	$0
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	76,296	(392)	21	0	(a)	76,317	(392)
Mortgage-Backed Securities—Commercial	0	0	0	0		0	0
Other Government-Sponsored Enterprises	59,303	(72)	0	0		59,303	(72)
Obligations of States and Political Subdivisions	0	0	0	0		0	0
Corporate Securities	0	0	0	0		0	0
Pooled Trust Preferred Collateralized Debt Obligations	0	0	23,316	(28,496)		23,316	(28,496)

Total Securities Available for Sale	$135,599	$(464)	$23,350	$(28,496)		$158,949	$(28,960)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

At December 31, 2012, pooled trust preferred collateralized debt obligations accounted for 98% of unrealized losses, while fixed income securities issued by U.S. Government-sponsored enterprises comprised 2% of total unrealized losses.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2011 for available-for-sale and securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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

As of December 31, 2012, our corporate securities had an amortized cost and estimated fair value of $6.7 million and $7.0 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. As of December 31, 2011, the same portion of the portfolio had an

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

amortized cost of $11.8 million and an estimated fair value of $11.4 million. There were no corporate securities in an unrealized loss position as of December 31, 2012, while as of December 31, 2011, there were $0.6 million in unrealized losses related to these securities. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

As of December 31, 2012, the book value of our pooled trust preferred collateralized debt obligations totaled $51.9 million with an estimated fair value of $23.4 million, which includes securities comprised of 335 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainder are mezzanine tranches, four of which have no senior class remaining in the issue. Two of the pooled issues, representing $2.2 million of the $51.9 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2012, after taking into account management’s best estimates of future interest deferrals and defaults, seven of our securities had no excess subordination in the tranches we own and six of our securities had excess subordination which ranged from 6% to 573% of the current performing collateral.

The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2012:

Deal	Class	Book Value	Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL I	Senior	$1,009	$1,005	$(4)	Aa3/A	17	33.33%	159.27%
Pre TSL IV	Mezzanine	1,830	1,111	(719)	Caa2/CCC	6	27.07	91.00
Pre TSL V	Mezzanine	54	57	3	C/-	3	100.00	0.00
Pre TSL VII	Mezzanine	3,654	3,326	(328)	Ca/C	16	48.92	0.00
Pre TSL VIII	Mezzanine	1,833	1,007	(826)	C/C	32	52.99	0.00
Pre TSL IX	Mezzanine	2,268	943	(1,325)	Ca/C	46	25.50	13.32
Pre TSL X	Mezzanine	1,388	1,165	(223)	Ca/C	50	35.24	0.00
Pre TSL XII	Mezzanine	5,508	2,531	(2,977)	Ca/C	71	35.35	0.00
Pre TSL XIII	Mezzanine	12,571	4,456	(8,115)	Ca/C	63	36.87	6.48
Pre TSL XIV	Mezzanine	13,188	4,783	(8,405)	Ca/C	61	38.97	29.37
MMCap I	Senior	1,220	1,193	(27)	A3/A	17	50.26	573.29
MMCap I	Mezzanine	867	466	(401)	Ca/C	17	50.26	0.00
MM Comm IX	Mezzanine	6,476	1,330	(5,146)	Ca/CC	29	42.41	0.00

Total		$51,866	$23,373	$(28,493)

Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. For the year ended December 31, 2012, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is

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

As of December 31, 2012 and 2011, none of the pooled trust preferred collateralized debt obligations were considered to be nonperforming securities, compared to $15.8 million which were considered nonperforming at December 31, 2010. These securities were returned to performing status in 2011 because of evidence supporting management’s estimate of future cash flows indicating that all remaining principal and interest will be received. Support for these estimates include: no other-than-temporary impairment charges have been recorded since the third quarter of 2010, improvement in the underlying collateral of these bonds evidenced by a reduced level of new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

Additional information related to the discounted cash flow analysis follows:

Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2012. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•

Estimate of Future Cash Flows—Cash flows are constructed in an INTEX cash flow model which includes each deal’s structural features. Projected cash flows include prepayment assumptions which are dependent on the issuers asset size and coupon rate. For collateral issued by financial institutions over $15 billion in asset size with a coupon over 7%, a 100% prepayment rate is assumed. Financial institutions over $15 billion with a coupon of 7% or under are assigned a prepayment rate of 40% for two years and 2% thereafter. Financial institutions with assets between $2 billion and $15 billion with coupons over 7% are assigned a 5% prepayment rate. For financial institutions below $2 billion, if the coupon is over 10%, a prepayment rate of 5% is assumed and for all other issuers, there is no prepayment assumption incorporated into the cash flows. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•

Credit Analysis—A quarterly credit evaluation is performed for each of the 335 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of December 31, 2012, default probabilities for performing collateral ranged from 0.33% to 75%.

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

Our cash flow analysis as of December 31, 2012, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the year ended December 31, 2012. Based upon the analysis performed by management, it is probable that seven of our pooled trust preferred securities are expected to experience contractual principal and interest shortfalls and therefore appropriate other-than-temporary impairment charges were recorded in prior periods. These securities are identified in the table on page 76 with 0% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities in the table, our analysis as of December 31, 2012 indicates it is probable that we will collect all contractual principal and interest payments. For two of those securities, PreTSL IX and PreTSL XIV, other-than-temporary impairment charges were recorded in prior periods, however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.

During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL I, PreTSL IV and MMCap I-Senior. Our cash flow analysis as of December 31, 2012, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 13% to 148% and will be recognized as an adjustment to yield over the remaining life of these securities. During the year ended December 31, 2012, $1.5 million of the excess was recognized as an adjustment to yield on these securities.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Impairment of Investment Securities (Continued)

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the years ended December 31:

	2012	2011	2010
	(dollars in thousands)
Balance, beginning (a)	$44,736	$44,850	$36,161
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	0	0	0
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	0	0	8,689
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(1,462)	(114)	0

Balance, ending	$43,274	$44,736	$44,850

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
(b)	Represents the increase in cash flows recognized in interest income during the period.

On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. For the years ended December 31, 2012 and 2011, there was no impairment recognized on equity securities. In 2010, $0.4 million in other than-temporary impairment charges were recognized on equity securities related to three Pennsylvania based financial institutions. When evaluating equity investments for other-than-temporary impairment we review the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. There were no equity securities in an unrealized loss position as of December 31, 2012 and 2011.

Note 12—Loans and Allowance for Credit Losses

The following table provides outstanding balances related to each of our loan types as of December 31:

	2012	2011
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,019,822	$996,739
Real estate construction	87,438	76,564
Residential real estate	1,241,565	1,137,059
Commercial real estate	1,273,661	1,267,432
Loans to individuals	582,218	565,849

Total loans net of unearned income	$4,204,704	$4,043,643

ITEM 8.	Financial Statements and Supplementary Data (Continued)

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

The use of creditworthiness categories to grade loans permits management’s use of migration analysis to estimate a portion of credit risk. The Company’s internal creditworthiness grading system provides a measurement of credit risk based primarily on an evaluation of the borrower’s cash flow and collateral. Movements between these rating categories provide a predictive measure of credit losses and therefore assists in determining the appropriate level for the loan loss reserves. Category ratings are reviewed each quarter, at which time management analyzes the results, as well as other external statistics and factors related to loan performance. Loans that migrate towards higher risk rating levels generally have an increased risk of default, whereas, loans that migrate toward lower risk ratings generally will result in a lower risk factor being applied to those related loan balances.

The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commerical real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$925,868	$64,353	$1,224,849	$1,119,093	$582,039	$3,916,202
Non-Pass
OAEM	31,049	925	5,647	82,581	3	120,205
Substandard	62,905	18,638	11,069	71,987	176	164,775
Doubtful	0	3,522	0	0	0	3,522

Total Non-Pass	93,954	23,085	16,716	154,568	179	288,502

Total	$1,019,822	$87,438	$1,241,565	$1,273,661	$582,218	$4,204,704

ITEM 8.	Financial Statements and Supplementary Data (Continued)

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

Total gross charge-offs for the year ended December 31, 2012 were $17.0 million. Total gross charge-offs for the year ended December 31, 2011 were $68.3 million, including charge-offs of $9.5 million recognized on loans transferred to held for sale.

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

	2012
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$991	$620	$288	$29,258	$31,157	$988,665	$1,019,822
Real estate construction	2	19	15	9,778	9,814	77,624	87,438
Residential real estate	6,597	2,357	730	9,283	18,967	1,222,598	1,241,565
Commercial real estate	3,339	1,389	195	46,023	50,946	1,222,715	1,273,661
Loans to individuals	3,140	934	1,219	176	5,469	576,749	582,218

Total	$14,069	$5,319	$2,447	$94,518	$116,353	$4,088,351	$4,204,704

	2011
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$5,433	$824	$287	$33,459	$40,003	$956,736	$996,739
Real estate construction	0	180	0	14,911	15,091	61,473	76,564
Residential real estate	7,144	2,100	8,767	3,153	21,164	1,115,895	1,137,059
Commercial real estate	3,671	1,241	157	26,953	32,022	1,235,410	1,267,432
Loans to individuals	2,952	962	1,804	0	5,718	560,131	565,849

Total	$19,200	$5,307	$11,015	$78,476	$113,998	$3,929,645	$4,043,643

Nonaccrual Loans

The previous table summarizes nonaccrual loans by loan segment. The company generally places loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain, when part of the principal balance has been charged off and no restructuring has occurred or the loans reach a certain number of days past due. Generally loans 90 days or more past due are placed on nonaccrual status, except for consumer loans which are placed in nonaccrual status at 150 days past due. In periods prior to the third quarter of 2012, if a consumer loan was well secured and in the process of collection, it remained on accrual status, as delinquency was not a factor in moving it to nonaccrual status.

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

Included in the 2011 total of nonperforming loans was $13.4 million of loans held for sale. While these loans were considered to be nonperforming, they were not taken into consideration when determining the allowance for credit losses as they were carried at the lower of cost or fair value. Nonperforming loans at December 31, 2011 included an $11.3 million loan for a waste management company, which was classified as a troubled debt restructured loan. This loan was paid off in full in January 2012. Additionally, a $10.3 million loan to an information technology firm was returned to accrual status in the second quarter of 2012.

The most significant loans placed in nonperforming status during 2012, include $6.5 million to a western Pennsylvania in-patient health care facility, $4.9 million commercial real estate loan for student housing in western Pennsylvania, $4.6 million for a hotel resort syndication loan located in the state of Washington, $3.8 million for a commercial real estate loan to a nonprofit institution in Alabama, $2.8 million to a western Pennsylvania construction firm, and $2.5 million to a manufacturer of medical equipment in Pennsylvania. In addition to the aforementioned loans which were placed on nonaccrual status, a $3.3 million commercial real estate loan in western Pennsylvania was modified with a maturity extension and therefore was classified as a TDR. Also, impacting the balance of nonperforming loans at December 31, 2012, was the inclusion of $6.7 million in consumer loans which were 150 days or more past due. Of the consumer loans on nonaccrual status as of December 31, 2012, $6.5 million of the $6.7 million, were residential real estate loans.

Unfunded commitments related to nonperforming loans were $4.6 million and $6.7 million at December 31, 2012 and 2011, respectively. After consideration of available collateral related to these commitments, an off balance sheet reserve of $0.2 million was established for these commitments at December 31, 2012 and 2011.

Significant nonaccrual loans as of December 31, 2012 include the following;

•

$19.1 million, the remaining portion of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in 2004 and was placed in nonaccrual status in the fourth quarter of 2009. A settlement plan with the borrower and three other lenders was reached in the fourth quarter of 2010 and resulted in an $8.0 million principal payment and a $15.4 million partial charge-off.

•

$15.7 million commercial real estate loan for a real estate developer in eastern Pennsylvania. This loan was originated in 2007 and restructured in the fourth quarter of 2011 which resulted in a charge-off of $4.2 million. The most recent appraisal for the real estate collateral was completed in the third quarter of 2011, as the bank was expecting a fourth quarter external refinance of this loan.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

•

$6.5 million commercial real estate loan to an in-patient health care facility in western Pennsylvania. This loan was originated in 2008 and placed in nonaccrual status in September 2012. The most recent appraisal for the real estate collateral was completed in the fourth quarter of 2012.

•

$4.9 million for a western Pennsylvania student housing complex. This loan was originated in 2008 and placed in nonaccrual status in December 2012. The most recent appraisal for the real estate collateral was completed in the fourth quarter of 2012.

•

$4.6 million real estate secured loan to a hotel resort syndication in Washington. This loan was originated in 2007 and placed in nonaccrual status in December of 2012. The most recent appraisals for the real estate collateral were completed in the second quarter of 2012.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2012 and 2011. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2012, 2011 and 2010. Average balances are calculated based on month-end balances of the loans for the period reported.

	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$8,080	$8,983	$0	$9,217	$173
Real estate construction	8,491	35,555	0	11,912	0
Residential real estate	7,928	8,401	0	8,114	72
Commercial real estate	33,259	35,401	0	28,574	66
Loans to individuals	256	256	0	103	2

Subtotal	58,014	88,596	0	57,920	313
With an allowance recorded:
Commercial, financial, agricultural and other	26,532	27,412	10,331	21,979	9
Real estate construction	2,756	3,087	300	1,457	0
Residential real estate	2,695	2,696	780	1,599	15
Commercial real estate	17,558	17,896	6,367	5,024	32
Loans to individuals	0	0	0	0	0

Subtotal	49,541	51,091	17,778	30,059	56

Total	$107,555	$139,687	$17,778	$87,979	$369

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$2,010	$3,418	$0	$3,887	$20
Real estate construction	10,814	20,161	0	23,254	10
Residential real estate	3,125	3,513	0	2,702	9
Commercial real estate	36,777	41,974	0	35,817	799
Loans to individuals	0	0	0	10	0

Subtotal	52,726	69,066	0	65,670	838
With an allowance recorded:
Commercial, financial, agricultural and other	34,056	34,341	9,069	30,456	152
Real estate construction	6,298	21,402	2,960	14,465	0
Residential real estate	955	955	93	615	7
Commercial real estate	4,717	4,863	1,114	28,716	396
Loans to individuals	0	0	0	0	0

Subtotal	46,026	61,561	13,236	74,252	555

Total	$98,752	$130,627	$13,236	$139,922	$1,393

	2010
	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$6,051	$0
Real estate construction	35,898	0
Residential real estate	3,165	0
Commercial real estate	24,198	12
Loans to individuals	58	0

Subtotal	69,370	12
With an allowance recorded:
Commercial, financial, agricultural and other	43,778	14
Real estate construction	16,641	0
Residential real estate	237	0
Commercial real estate	10,711	4
Loans to individuals	0	0

Subtotal	71,367	18

Total	$140,737	$30

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

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2012	2011	2010
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$13,037	$20,276	$1,336
Nonaccrual status	50,979	44,841	31,410

Total	$64,016	$65,117	$32,746

Commitments
Letters of credit	$1,574	$12,580	$11,321
Unused lines of credit	0	42	1,095

Total	$1,574	$12,622	$12,416

During, 2012, a $2.8 million nonaccrual loan to a water treatment plant and a $3.7 million accruing loan to a gas well servicing operation were each restructured with a twelve month principal forbearance. The nonaccrual loan is fully reserved for while the accruing loan is secured by company assets with no reserve allocation. These loans are part of a $17.0 million commercial loan relationship with a shallow gas well operator whose business has been impacted by the sharp decline in natural gas prices due to the success of Marcellus deep well drilling. In addition to these two loans, other loans in this relationship include loans to a related exploration and production company and loans to the principal which are secured by real estate and investment securities.

Also, in 2012 a $3.3 million commercial real estate loan was restructured with a six month maturity extension. This loan has remained on accruing status and the collateral shortfall is fully reserved.

During 2012, all decreases in balances between the pre-modification and post-modification balance are due to customer payments.

During 2011, a $2.7 million charge-off was recorded in relation to the transfer to held for sale of one of the loans included in commercial real estate in the table below. The sale of this loan was completed in 2012. Three commercial real estate loans, totaling $10.2 million, were classified as troubled debt restructured loans during 2011 and subsequently paid off prior to December 31, 2011. In addition, $5.6 million was charged-off in the restructuring of one relationship modified during the fourth quarter of 2011. As December 31, 2012, the remaining balance of the loans included in this relationship is $17.4 million. The remainder of changes in loan balances for 2011 between the pre-modification balance and the post-modification balance is due to customer payments.

During 2010, a $15.4 million charge-off was recorded on a loan to a Pennsylvania real estate developer. The remaining changes between pre-modification balances and post-modification balances during 2010 are due to customer payments.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The outstanding commitments as of December 31, 2011 and 2010 were primarily committed to one loan relationship that paid off in full in January 2012.

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2012
		Reason for Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Other	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	12	$1,599	$187	$9,476	$0	$11,262	$11,335	$4,237
Real estate construction	2	1,697	0	0	0	1,697	2,133	200
Residential real estate	25	200	132	697	48	1,077	973	69
Commercial real estate	4	3,280	4,308	71	0	7,659	7,607	409
Loans to individuals	17	0	97	88	6	191	173	0

Total	60	$6,776	$4,724	$10,332	$54	$21,886	$22,221	$4,915

	2011
		Reason for Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	13	$100	$475	$2,218	$2,793	$2,749	$743
Real estate construction	6	2,554	86	0	2,640	2,852	0
Residential real estate	10	0	515	601	1,116	1,100	65
Commercial real estate	22	17,202	24,226	2,311	43,739	25,292	507

Total	51	$19,856	$25,302	$5,130	$50,288	$31,993	$1,315

	2010
		Reason for Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	7	$250	$105	$36,591	$36,946	$21,180	$4,972
Real estate construction	2	109	2,070	0	2,179	1,051	0
Residential real estate	2	0	13	57	70	67	0
Commercial real estate	4	0	10,685	241	10,926	9,870	3

Total	15	$359	$12,873	$36,889	$50,121	$32,168	$4,975

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Loans and Allowance for Credit Losses (Continued)

Impaired Loans (Continued)

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2012, 2011 and 2010, $4.7 million, $25.2 million and $0.1 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. As of December 31, 2012, there were no loans restructured within the preceding twelve months which were considered to be in default. As of December 31, 2011, a $4.1 million commercial real estate loan, restructured during the first quarter of 2011 was considered to be in default. As of December 31, 2011, this loan was transferred to held for sale and the sale was completed in 2012. As of December 31, 2010, there were no loans restructured within the preceding twelve months which were considered to be in default.

The following tables provide detail related to the allowance for credit losses for the years ended December 31:

	2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(5,207)	(3,601)	(3,828)	(851)	(3,482)	0	(16,969)
Recoveries	443	582	422	410	521	0	2,378
Provision	6,416	5,191	1,077	3,921	2,849	1,090	20,544

Ending Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187

Ending balance: individually evaluated for impaired	$10,331	$300	$780	$6,367	$0	$0	$17,778
Ending balance: collectively evaluated for impaired	9,521	8,628	5,128	16,074	4,132	5,926	49,409
Loans:
Ending balance	1,019,822	87,438	1,241,565	1,273,661	582,218		4,204,704
Ending balance: individually evaluated for impaired	33,443	11,177	6,444	49,123	0		100,187
Ending balance: collectively evaluated for impaired	986,379	76,261	1,235,121	1,224,538	582,218		4,104,517

ITEM 8.	Financial Statements and Supplementary Data (Continued)

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

First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below as of December 31:

	2012	2011
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$347	$667

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

As of December 31, 2012 and 2011, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7 “Derivatives” for a description of interest rate swaps provided to customers.

The following table identifies the notional amount of those instruments at December 31:

	2012	2011
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,506,618	$1,495,009
Financial standby letters of credit	47,185	53,689
Performance standby letters of credit	69,240	76,371
Commercial letters of credit	685	1,297

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Commitments and Letters of Credit (Continued)

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

The current notional amounts outstanding at December 31, 2012 include financial standby letters of credit of $0.4 million, performance standby letters of credit of $10.9 million and commercial letters of credit of $0.4 million issued during 2012. A liability of $0.2 million has been recorded as of December 31, 2012 and 2011, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.

Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $2.4 million and $1.5 million as of December 31, 2012 and 2011, respectively. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 15—Premises and Equipment

Premises and equipment are described as follows:

	Estimated Useful Life	2012	2011
	(dollars in thousands)
Land	Indefinite	$12,503	$12,513
Buildings and improvements	10-50 years	81,328	81,072
Leasehold improvements	5-40 years	14,617	14,536
Furniture and equipment	3-10 years	79,181	79,722
Software	3-10 years	40,199	33,479

Subtotal		227,828	221,322
Less accumulated depreciation and amortization		158,858	154,567

Total premises and equipment		$68,970	$66,755

Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2012, 2011 and 2010 amounted to $7.9 million, $8.3 million and $8.6 million, respectively.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Premises and Equipment (Continued)

First Commonwealth leases various premises and assorted equipment under non-cancelable agreements. Total future minimal rental commitments at December 31, 2012, were as follows:

	Premises	Equipment
	(dollars in thousands)
2013	$3,341	$207
2014	3,166	18
2015	2,979	0
2016	2,795	0
2017	2,544	0
Therafter	17,070	0

Total	$31,895	$225

Included in the lease commitments above is $431 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.

Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $4.3 million in 2012, and $4.4 million in both 2011 and 2010.

Note 16—Goodwill and Other Amortizing Intangible Assets

FASB ASC Topic 350-20, “Intangibles—Goodwill and Other” requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When triggering events or circumstances indicate goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. ASU 2011-08 provides that if an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required.

We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2012 and 2011 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2012, 2011 or 2010.

We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.

An assessment of qualitative factors was completed as of December 31, 2012 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the Step 1 goodwill impairment test completed as of November 30, 2012 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2012 test.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

As of November 30, 2012, our annual goodwill test was completed. The first step compares the estimated fair value of First Commonwealth with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

As of November 30, 2012, our Step 1 goodwill analysis indicated that our fair value was approximately 6% above book value. Therefore in accordance with ASC Topic 350-20-35-8, a Step 2 analysis was not necessary and goodwill was not considered impaired.

As of December 31, 2012, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

FASB ASC Topic 350, “Intangibles—Other” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.

The following table summarizes other intangible assets, which for each year includes only core deposit intangibles:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2012	$22,470	$(20,095)	$2,375
December 31, 2011	$22,470	$(18,627)	$3,843

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of seven years and a weighted average amortization period of approximately three and a half years. First Commonwealth recognized amortization expense on other intangible assets of $1.5 million, $1.5 million, and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Goodwill and Other Amortizing Intangible Assets (Continued)

The following presents the estimated amortization expense of core deposit intangibles:

Core Deposit Intangibles
(dollars in thousands)
2013	$1,064
2014	615
2015	337
2016	177
2017	62
Therafter	120

Total	$2,375

Note 17—Interest-Bearing Deposits

Components of interest-bearing deposits at December 31 were as follows:

	2012	2011
	(dollars in thousands)
Interest-bearing demand deposits	$97,963	$95,945
Savings deposits	2,543,990	2,430,802
Time deposits	1,032,659	1,197,560

Total interest-bearing deposits	$3,674,612	$3,724,307

Interest-bearing deposits at December 31, 2012 and 2011, include allocations from interest-bearing demand deposit accounts of $581.5 million and $541.7 million, respectively, into savings which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.

Included in time deposits at December 31, 2012 and 2011, were certificates of deposit in denominations of $100 thousand or more of $322.4 million and $317.0 million, respectively.

Interest expense related to certificates of deposit $100 thousand or greater amounted to $5.3 million in 2012, $7.4 million in 2011 and $9.4 million in 2010.

Included in time deposits at December 31, 2012, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2013	$503,806
2014	245,699
2015	163,531
2016	82,024
2017 and thereafter	37,599

Total	$1,032,659

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Short-term Borrowings

Short-term borrowings at December 31 were as follows:

	2012			2011			2010
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$34,000	$47,727	0.27%	$75,300	$15,642	0.26%	$12,800	$40,322	0.26%
Borrowings from FHLB	178,100	214,703	0.25	84,000	7,537	0.21	0	277,329	0.39
Securities sold under agreements to repurchase	144,127	139,766	0.28	153,477	155,551	0.43	170,563	165,945	0.47
Treasury, tax and loan note option	0	0	0.00	0	4,134	0.00	4,498	4,482	0.00

Total	$356,227	$402,196	0.27	$312,777	$182,864	0.40	$187,861	$488,078	0.40

Maximum total at any month-end	$486,144			$312,777			$1,000,753

Weighted average rate at year-end			0.25%			0.28%			0.43%

Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2012	2011	2010
	(dollars in thousands)
Federal funds purchased	$128	$41	$105
Borrowings from FHLB	545	16	1,069
Securities sold under agreements to repurchase	397	671	774

Total interest on short-term borrowings	$1,070	$728	$1,948

Note 19—Subordinated Debentures

Subordinated Debentures outstanding at December 31 are as follows:

		2012		2011
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Capital Trust I	2029	$33,583	9.50%	$33,583	9.50%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85	30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85

Total		$105,750		$105,750

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

Note 19—Subordinated Debentures (Continued)

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

Interest on debentures issued to First Commonwealth Capital Trust I is paid semiannually at a fixed rate of 9.50%. Deferred issuance costs of $996 thousand are being amortized on a straight-line basis over the term of the securities. On January 29, 2013, the Company’s Board of Directors authorized the redemption of 100% of the debenture on April 1, 2013, at a redemption price of 103.325% of the principal amount, plus accrued and unpaid interest to the date of the redemption.

Note 20—Other Long-term Debt

Other long-term debt at December 31 follows:

	2012			2011
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
	(dollars in thousands)
ESOP loan due:
2012				$1,600	LIBOR + 1.00%	LIBOR + 1.00%
Borrowings from FHLB due:
2012				25,585	1.54%	1.53
2013	$30,085	2.32%	2.32%	30,085	2.32	2.32
2014	57,890	1.13	1.13	7,891	5.37	5.35
2015	79,970	0.82	0.82	29,970	1.37	1.37
2016	387	4.64	4.64	388	4.64	4.64
2017	405	4.64	4.64
Thereafter	5,734	4.66	4.66	6,145	4.66	4.66

Total	$174,471			$101,664

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

Note 20—Other Long-term Debt (Continued)

Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 19 “Subordinated Debentures.”

Scheduled loan payments for other long-term debt are summarized below:

	2013	2014	2015	2016	2017	Thereafter	Total
	(dollars in thousands)
Long-term debt payments	$29,968	$57,852	$79,970	$387	$405	$5,734	$174,316
Purchase valuation amortization	117	38	0	0	0	0	155

Total	$30,085	$57,890	$79,970	$387	$405	$5,734	$174,471

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

Management validates the market values provided by the third party service by having another recognized pricing service price 100% of the securities on an annual basis and a random sample of securities each quarter, monthly monitoring of variances from prior period pricing and on a monthly basis evaluating pricing changes compared to expectations based on changes in the financial markets.

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

We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2012, we have not realized any losses due to a counterparties inability to pay any net uncollateralized position.

The estimated fair value for other real estate owned included in Level 2 is determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement.

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are pooled trust preferred collateralized debt obligations, non-marketable equity investments, loans held for sale, certain interest rate derivatives, certain impaired loans and certain other real estate.

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

these securities since 2009; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on the process for determining appropriate cash flows for this analysis is provided in Note 11 “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

Management validates the estimated fair value of the pooled trust preferred collateralized debt obligations by monitoring the performance of the underlying collateral, discussing the discount rate, cash flow assumptions and general market trends with the specialized third party and by confirming changes in the underlying collateral to the trustee and underwriter reports. Management’s monitoring of the underlying collateral includes deferrals of interest payments, payment defaults, cures of previously deferred interest payments, any regulatory filings or actions and general news related to the underlying collateral. Management also evaluates fair value changes compared to expectations based on changes in the interest rates used in determining the discount rate and general financial markets.

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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$23,373		Discounted Cash Flow	Probability of default	0% - 100% (21.95%)
				Prepayment rates	0% - 100% (12.20%)
				Discount rates	6.50% - 20.00%(a)
Other Investments	1,420		Par Value	N/A	N/A
Interest Rate Swap	0		Option model	Counterparty credit risk	9.66% - 11.95%(b)
Impaired Loans	751	(c)	Reserve study	Discount rate	10.00%
				Gas per MCF	$2.92 - $5.48(d)
				Oil per BBL/d	$84.64 - $96.86(d)
				NGL per gallon	$1.42(d)
Other Real Estate Owned	247		Internal Valuation	N/A	N/A(a)

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.
(b)	represents the range of the credit spread curve used in valuation.
(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.
(d)	unobservable inputs are defined as follows: MCF—million cubic feet; BBL/d—barrels per day; NGL—natural gas liquid.

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

The discount rate is the significant unobservable input used in the fair value measurement of impaired loans. Significant increases in this rate would result in a decrease in the estimated fair value of the loans, while a decrease in this rate would result in higher fair value measurement. Other unobservable inputs in the fair value measurement of impaired loans relate to gas, oil and natural gas prices and increases in these rates would result in an increase in the estimated fair value of the loans, while a decrease in these prices would result in a lower fair value measurement.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$31,664	$0	$31,664
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	0	864,401	0	864,401
Mortgage-Backed Securities—Commercial	0	149	0	149
Other Government-Sponsored Enterprises	0	242,664	0	242,664
Obligations of States and Political Subdivisions	0	86	0	86
Corporate Securities	0	6,991	0	6,991
Pooled Trust Preferred Collateralized Debt Obligations	0	0	23,373	23,373

Total Debt Securities	0	1,145,955	23,373	1,169,328
Equities	555	0	1,420	1,975

Total Securities Available for Sale	555	1,145,955	24,793	1,171,303
Other Investments	0	28,228	0	28,228
Loans Held for Sale	0	0	0	0
Other Assets (a)	0	16,480	0	16,480

Total Assets	$555	$1,190,663	$24,793	$1,216,011

Other Liabilities (a)	$0	$18,726	$0	$18,726

Total Liabilities	$0	$18,726	$0	$18,726

(a)	Non-hedging interest rate derivatives

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

	2011
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$0	$36,194	$0	$36,194
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	0	801,031	0	801,031
Mortgage-Backed Securities—Commercial	0	193	0	193
Other Government-Sponsored Enterprises	0	268,648	0	268,648
Obligations of States and Political Subdivisions	0	459	0	459
Corporate Securities	0	11,411	0	11,411
Pooled Trust Preferred Collateralized Debt Obligations	0	0	22,980	22,980

Total Debt Securities	0	1,117,936	22,980	1,140,916
Equities	440	0	1,420	1,860

Total Securities Available for Sale	440	1,117,936	24,400	1,142,776
Other Investments	0	39,796	0	39,796
Loans Held for Sale	0	0	13,412	13,412
Other Assets (a)	0	16,064	0	16,064

Total Assets	$440	$1,173,796	$37,812	$1,212,048

Other Liabilities (a)	$0	$18,986	$0	$18,986

Total Liabilities	$0	$18,986	$0	$18,986

(a)	Non-hedging interest rate derivatives

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows at for the year ended December 31, 2012:

	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$22,980	$1,420	$13,412	$0	$37,812
Total gains or losses
Included in earnings	0	0	2,870	(461)	2,409
Included in other comprehensive income	5,490	0	0	0	5,490
Purchases, issuances, sales, and settlements
Purchases	0	0	0	0	0
Issuances	0	0	0	0	0
Sales	0	0	(15,981)	0	(15,981)
Settlements	(5,097)	0	(301)	0	(5,398)
Transfers from Level 3	0	0	0	0	0
Transfers into Level 3	0	0	0	461	461

Balance, end of year	$23,373	$1,420	$0	$0	$24,793

There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2012.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

During the year ended December 31, 2012, there were no transfers between fair value Levels 1 and 2. However, $0.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk. Because the credit quality of the underlying counterparty declined below investment grade, the swaps were valued utilizing more than interest rate yield curves.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2011:

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

During 2011, $12.0 million of corporate securities were transferred from Level 3 to Level 2. Corporate securities were transferred from Level 3 to Level 2 based on the increased frequency in the volumes of observable trades. Fair values on these securities at December 31, 2011 were determined based on market data, including trade and bid prices. Also, during 2011, $4.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk and were terminated before December 31, 2011.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$0	$82,949	$6,827	$89,776	$(13,793)
Other real estate owned	0	11,981	247	12,228	(3,772)

Total Assets	$0	$94,930	$7,074	$102,004	$(17,565)

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

	2011
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$0	$73,783	$26,349	$100,132	$(24,636)
Other real estate owned	0	31,232	438	31,670	(8,643)

Total Assets	$0	$105,015	$26,787	$131,802	$(33,279)

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

The fair value for other real estate owned is determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement and is classified as level 2. Other real estate owned has a current carrying value of $11.3 million as of December 31, 2012 and consisted primarily of a manufacturing plant in northern Pennsylvania, residential real estate in eastern Pennsylvania and commercial real estate property in eastern Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.

Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 16 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2012.

FASB ASC Topic 825-10, “Transition Related to FSP FAS 107-1” and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are as discussed above. The methodologies for other financial assets and financial liabilities are discussed below.

Cash and due from banks and interest bearing bank deposits: The carrying amounts for cash and due from banks and interest-bearing bank deposits approximate the estimated fair values of such assets.

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

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.2 million at December 31, 2012 and 2011. See Note 14 “Commitments and Letters of Credit,” for additional information.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Fair Values of Assets and Liabilities (Continued)

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2012
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,724	$98,724	$98,724	$0	$0
Interest-bearing deposits	4,258	4,258	4,258	0	0
Securities available for sale	1,171,303	1,171,303	555	1,145,955	24,793
Other investments	28,228	28,228	0	28,228	0
Loans held for sale	0	0	0	0	0
Loans	4,204,704	4,245,114	0	82,949	4,162,165

Financial liabilities
Deposits	4,557,881	4,493,764	0	4,493,764	0
Short-term borrowings	356,227	356,221	0	356,221	0
Long-term debt	174,471	176,178	0	176,178	0
Subordinated debt	105,750	76,735	0	0	76,735

	2011
	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets
Cash and due from banks	$74,967	$74,967
Interest-bearing deposits	3,511	3,511
Securities available for sale	1,142,776	1,142,776
Other investments	39,796	39,796
Loans held for sale	13,412	13,412
Loans	4,043,643	4,113,525

Financial liabilities
Deposits	4,504,684	4,452,235
Short-term borrowings	312,777	312,777
Long-term debt	101,664	103,749
Subordinated debt	105,750	75,310

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Income Taxes

The income tax provision (benefit) for the years ended December 31 is as follows:

	2012	2011	2010
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$12,035	$651	$3,794
State	72	161	59

Total current tax provision	12,107	812	3,853
Deferred tax provision (benefit)	2,551	(1,192)	(3,614)

Total tax provision (benefit)	$14,658	$(380)	$239

The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$19,814	35%	$5,213	35%	$8,126	35%
Decrease resulting from:
Income from bank owned life insurance	(2,048)	(4)	(1,959)	(13)	(1,866)	(8)
Tax-exempt interest income, net	(2,789)	(5)	(3,453)	(23)	(5,688)	(25)
Tax credits	(267)	0	(270)	(2)	(304)	(1)
Other	(52)	0	89	0	(29)	0

Total tax provision (benefit)	$14,658	26%	$(380)	(3)%	$239	1%

The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the 35% statutory rate produced an annual effective tax rate of 26% for the year ended December 31, 2012. The relatively low level of annual pretax income produced a tax benefit for the year ended December 31, 2011.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Income Taxes (Continued)

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2012	2011
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$23,515	$21,432
Postretirement benefits other than pensions	769	841
Alternative minimum tax credit carryforward	13,026	15,247
Net operating loss carryforward	0	1,626
Writedown of other real estate owned	3,647	2,876
Other tax credit carryforward	0	1,383
Deferred compensation	2,203	2,215
Swap credit risk	772	1,037
Accrued interest on nonaccrual loans	3,887	3,161
Other-than-temporary impairment of securities	15,233	15,764
Capitalization of OREO expenses	847	826
Depreciation of assets	952	0
Unfunded loan commitment allowance	836	536
Other	1,176	2,822

Total deferred tax assets	66,863	69,766
Deferred tax liabilities:
Basis difference in assets acquired	(808)	(1,213)
Loan origination fees and costs	(606)	(392)
Income from unconsolidated subsidiary	(575)	(551)
Unrealized gain on securities available for sale	(592)	(898)
Depreciation of assets	0	(242)
Other	(150)	(198)

Total deferred tax liabilities	(2,731)	(3,494)

Net deferred tax asset	$64,132	$66,272

The net deferred tax asset of $64.1 million as of December 31, 2012 includes a $13.0 million alternative minimum tax credit carryforward with an indefinite life. There is also a $15.2 million deferred tax asset for other-than-temporary impairment of securities, of which $0.3 million are potential capital losses that can only be utilized if capital gains are realized.

Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. In evaluating deferred tax assets, future taxable income of $170.6 million, forecasted over the next three years was considered. The amount of future taxable income used in management’s valuation is based upon management approved forecasts, evaluation of historical earnings levels, proven ability to raise capital to support growth or during times of economic stress and consideration of prudent and feasible potential tax strategies. If future events differ from our current forecasts, a valuation allowance may be required, which could have a material impact on our financial condition and results of operations. Based on our evaluation, including the consideration of the weighting of positive and negative evidence, as of December 31, 2012, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Income Taxes (Continued)

First Commonwealth adopted new authoritative accounting guidance issued under FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007, and had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2012. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months and will record interest and penalties as a component of noninterest expense.

First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. Federal and state income tax years 2009 through 2011 are open for examination as of December 31, 2012.

Note 23—Retirement Plans

First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Under the terms of the plan, in 2012, each participant received an employer contribution in an amount equal to 3% of their compensation. In addition, each participating employee may contribute up to 80% of their compensation to the plan of which up to 4% is matched 50% by the employer’s contribution. The 401(k) plan expense was $2.6 million in 2012, $2.5 million in 2011, and $2.6 million in 2010.

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

The SERP will continue to supplement First Commonwealth’s 401(k) and ESOP plans and will therefore be modified at the same time and in the same respect as the basic plans are modified in future periods. There was no SERP plan expense in 2012, while $86 thousand was expensed in 2011 and $96 thousand in 2010.

Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.

Postretirement Benefits Other than Pensions from Prior Acquisitions

Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2012	2011	2010
	(dollars in thousands)
Service cost	$0	$0	$0
Interest cost on projected benefit obligation	75	86	128
Amortization of transition obligation	2	2	2
Gain amortization	(32)	(50)	(10)

Net periodic benefit cost	$45	$38	$120

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 23—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2012	2011
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,892	$1,897
Service cost	0	0
Interest cost	75	86
Amendments	0	0
Actuarial gain	269	210
Net benefits paid	(250)	(301)

Benefit obligation at end of year	1,986	1,892
Change in Plan Assets
Fair value of plan assets at beginning of year	0	0
Actual return on plan assets	0	0
Employer contributions	250	301
Net benefits paid	(250)	(301)

Fair value of plan assets at end of year	0	0
Funded Status at End of Year	1,986	1,892
Unrecognized transition obligation	0	(2)
Unrecognized net gain	212	513

Amounts recognized in retained earnings	$2,198	$2,403

As of December 31, the funded status of the plan is:

	2012	2011
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$1,986	$1,892

The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2012	2011	2010
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(138)	$(333)	$(502)
Transition obligation	0	1	2

Total	$(138)	$(332)	$(500)

Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2012	2011	2010
Weighted-average Assumptions
Discount rate	3.31%	4.22%	4.71%
Health care cost trend: Initial	7.00%	8.00%	9.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2016	2016

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 23—Retirement Plans (Continued)

Postretirement Benefits Other than Pensions from Prior Acquisitions (Continued)

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2012	2011	2010
Weighted Average Assumptions for Net Periodic Cost
Discount rate	4.22%	4.71%	4.71%
Health care cost trend: Initial	8.00%	9.00%	10.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2016	2016	2016
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	12.00	12.7	12.7

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

The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on total of service and interest cost components	$65	$(59)
Effect on postretirement benefit obligation	2	(2)

As of December 31, 2012, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2013	$219
2014	213
2015	206
2016	200
2017	193
2018 - 2022	671

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2013 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$(7)
Transition obligation	0

Total	$(7)

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 24—Unearned ESOP Shares

During 2012, all employees with at least one year of service were eligible to participate in the ESOP. Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represented leveraged and unallocated shares, and accordingly were recorded as long-term debt with the offset as a reduction of common shareholders’ equity. The borrowing had a balance of $1.6 million at December 31, 2011 and matured in November of 2012. All the remaining shares held as collateral for the loan were released and allocated to participants when the borrowing was repaid. Compensation costs related to the plan were $733 thousand, $717 thousand and $783 thousand in 2012, 2011 and 2010, respectively.

As of December 31, 2012, First Commonwealth terminated the ESOP and appropriate forms have been filed with the IRS in order to receive a determination letter.

The following is an analysis of ESOP shares held in suspense and the fair value of those shares as of December 31:

	2012	2011	2010
	(dollars in thousands)
Shares in suspense, beginning of the year	104,661	237,106	375,925
Shares allocated	(104,661)	(132,445)	(138,819)
Shares acquired	0	0	0

Shares in suspense, end of the year	0	104,661	237,106

Fair market value of shares in suspense	$0	$550	$1,679

Interest paid on the ESOP loan and dividends received on unallocated shares for the year ended December 31 were:

	2012	2011	2010
	(dollars in thousands)
Interest paid on ESOP loan	$13	$38	$66
Dividends on unallocated shares	19	32	22

Dividends on unallocated shares were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 25—Incentive Compensation Plan

On January 20, 2009, the Board of Directors of the Company adopted with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which, 4,507,841 shares are still eligible for awards.

Restricted Stock

The following provides detail on the restricted stock awards which were issued in 2012 and 2011 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on grant date.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 25—Incentive Compensation Plan (Continued)

Restricted Stock (Continued)

On February 24, 2012, we issued 34,000 shares of our common stock to executive officers as part of our Long-Term Incentive Plan adopted by the Company as part of the Incentive Compensation Plan. The shares were issued pursuant to a Restricted Stock Agreement dated February 24, 2012 with a fair value of $5.96 per share based on the closing price of our common stock on the grant date. The restricted stock fully vests on December 31, 2014.

On February 24, 2012, we issued 90,000 shares of our common stock to certain employees as part of our Annual Incentive Plan adopted by the Company as part of the Incentive Compensation Plan. The shares were issued pursuant to a Restricted Stock Agreement dated February 24, 2012 with a fair value of $5.96 per share based on the closing price of our common stock on the grant date. The restricted stock fully vests at the end of a two year period on February 24, 2015.

On January 1, 2012, we issued 100,000 shares of our common stock to an executive of the Bank as an inducement to his employment which was issued under the Incentive Compensation Plan adopted by the Company. The shares were issued pursuant to a Restricted Stock Agreement dated January 1, 2012. The restricted stock was determined to have a fair value of $5.26 per share and was based on the closing price of our common stock on the grant date. The restricted stock fully vests equally over a four year period ending January 1, 2016.

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

On January 22, 2010, we issued 30,120 shares of our common stock to an executive of the Company as an inducement for his employment which was issued under the Incentive Compensation Plan adopted by the Company. The shares were issued pursuant to a Restricted Stock Agreement dated January 22, 2010. The restricted stock was determined to have a fair value of $5.70 per share and was based on the closing price of our common stock on the grant date. The restricted stock vested equally over a two year period ending January 22, 2012.

On April 1, 2008, we issued 12,654 shares of our common stock to an executive of the Bank as an inducement for his continued employment and not under any stock incentive plan adopted by the Company. The shares were issued pursuant to a Restricted Stock Agreement dated April 1, 2008. The restricted stock was determined to have a fair value of $12.35 per share and was based on the closing price of our common stock on the grant date. The restricted stock vested equally over a three year period ending April 1, 2011.

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

Compensation expense related to restricted stock was $395 thousand, $249 thousand and $244 thousand in 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $1.6 million of unrecognized compensation cost related to unvested restricted stock awards granted.

A summary of the status of First Commonwealth’s unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	50,060	$6.00	34,338	$6.52	20,103	$11.53
Granted	224,000	5.65	35,000	6.13	30,120	5.70
Vested	(17,060)	5.73	(19,278)	7.16	(15,885)	11.32
Forfeited	(4,000)	5.96	0	0.00	0	0.00

Outstanding, end of the year	253,000	5.71	50,060	6.00	34,338	6.52

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

On February 24, 2012, the Board of Directors approved the 2012—2014 Long-Term Incentive Plan (the “Plan”). The Plan stipulates restricted stock awards based on future performance of the Company over a three-year performance period. If performance thresholds are met, participants will receive 40% of the target award; if performance targets are met, participants will receive 100% of the target award; if performance targets are exceeded at a superior level, participants will receive 200% of the target award. If the performance thresholds are not achieved, participants will not receive an award. If awards are received, the restricted shares will vest over a one-year period after the performance period, with final vesting occurring on December 31, 2015.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 25—Incentive Compensation Plan (Continued)

Restricted Stock (Continued)

The following table summarizes the unvested target awards for the Plans as of December 31:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	93,333	$7.03	0	$0.00
Granted	74,000	5.96	126,000	7.03
Vested	0	0.00	0	0.00
Forfeited	(16,000)	6.63	(32,667)	7.03

Outstanding, end of the year	151,333	6.55	93,333	7.03

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

A summary of the status of First Commonwealth’s outstanding stock options as of December 31 and changes for the years ended on those dates is presented below:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	496,863	$10.03	640,866	$10.05	728,552	$10.18
Granted	0	0.00	0	0.00	0	0.00
Exercised	(130,672)	6.76	(13,760)	5.29	0	0.00
Forfeited	(169,869)	10.68	(130,243)	10.61	(87,686)	11.19

Balance, end of the year	196,322	11.64	496,863	10.03	640,866	10.05

Exercisable at the end of the year	196,322	11.64	496,863	10.03	640,866	10.05

The intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 was $1.41 per share and $1.17 per share, respectively. There were no options exercised during the year ended December 31, 2010.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 25—Incentive Compensation Plan (Continued)

Stock Option Plan (Continued)

The following table summarizes information about the stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.00 - $9.99	50,087	0.4	$9.27	50,087	$9.27
$10.00 - $10.99	4,954	0.9	10.46	4,954	10.46
$12.00 - $15.00	141,281	0.3	12.52	141,281	12.52

Total	196,322	0.3	11.64	196,322	11.64

Note 26—Contingent Liabilities

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

The following is an analysis of loans to related parties (dollars in thousands):

Balance December 31, 2011	$551
Advances	5,663
Repayments	(5,557)
Other	1,076

Balance December 31, 2012	$1,733

The “Other” line primarily reflects increases due to changes in the individuals designated as a “related party” during the year.

Note 28—Regulatory Restrictions and Capital Adequacy

The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all financial institutions by banking regulators. The dividend restrictions have not had, and are not expected to have, a significant impact on First Commonwealth’s ability to meet its cash obligations. Cash dividends declared per common share were $0.18 for 2012 and $0.12 for 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2012, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 28—Regulatory Restrictions and Capital Adequacy (Continued)

As of December 31, 2012, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the bank must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory Guidelines
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2012

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$708,583	14.53%	$390,173	8.00%	N/A	N/A
First Commonwealth Bank	669,131	13.75	389,421	8.00	$486,776	10.00%

Teir I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$647,460	13.28%	$195,087	4.00%	N/A	N/A
First Commonwealth Bank	608,176	12.49	194,710	4.00	$292,066	6.00%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$647,460	11.24%	$230,322	4.00%	N/A	N/A
First Commonwealth Bank	608,176	10.64	228,544	4.00	$285,680	5.00%

As of December 31, 2011

Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$720,307	14.71%	$391,709	8.00%	N/A	N/A
First Commonwealth Bank	689,333	14.13	390,172	8.00	$487,715	10.00%

Teir I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$659,083	13.46%	$195,855	4.00%	N/A	N/A
First Commonwealth Bank	628,346	12.88	195,086	4.00	$292,629	6.00%

Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$659,083	11.91%	$221,444	4.00%	N/A	N/A
First Commonwealth Bank	628,346	11.44	219,627	4.00	$274,534	5.00%

Note 29—Capital

On June 19, 2012 First Commonwealth announced a $50.0 million common stock repurchase program. As of December 31, 2012, First Commonwealth has purchased 5,662,083 shares at an average price of $6.62 per share.

In the third quarter of 2010, the Company completed a public offering of 18,543,750 shares of its common stock at an offering price of $4.65 per share, raising additional capital of $86.2 million. In connection with the stock offering approximately $4.8 million worth of costs were capitalized resulting in net proceeds of $81.4 million.

The Company amended its Dividend Reinvestment Plan (“DRIP”) during the second quarter of 2009 to provide the flexibility to raise capital by selling up to 5,000,000 shares of common stock through the DRIP. These shares may be sold pursuant to routine reinvested dividends, as well as optional cash purchases. During 2012 and 2011, there were no shares issued under this program. During 2010, 1,116,810 shares were issued under this program, 745,912 of which were related to the reissuance of Treasury Shares, raising $6.7 million in capital. During 2009, 97,905 shares were issued under this program, all of which were related to the reissuance of Treasury Shares, raising $0.4 million in capital.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2012	2011
	(dollars in thousands)
Assets
Cash	$19,493	$6,376
Loans to affiliated parties	30	34
Investment in subsidiaries	736,165	751,702
Investment in unconsolidated subsidiary trusts	3,291	3,291
Investment in jointly-owned company	8,347	8,007
Premises and equipment, net	9,347	14,196
Recievable from subsidiaries	1,583	2,545
Dividends receivable	1,205	0
Other assets	76,715	85,833

Total assets	$856,176	$871,984

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$4,419	$6,091
Loans payable	0	1,600
Subordinated debentures payable	105,750	105,750
Shareholders’ equity	746,007	758,543

Total liabilities and shareholders’ equity	$856,176	$871,984

Statements of Operations	2012	2011	2010
	(dollars in thousands)
Interest and dividends	$1	$1	$1
Dividends from subsidiaries	64,342	10,321	3,190
Interest expense	(5,711)	(5,605)	(5,658)
Other income	12,581	30,595	28,789
Operating expense	(19,061)	(44,057)	(42,786)

Income (loss) before taxes and equity in undistributed earnings of subsidiaries	52,152	(8,745)	(16,464)
Applicable income tax benefits	4,364	6,618	6,790

Income (loss) before equity in undistributed earnings of subsidiaries	56,516	(2,127)	(9,674)
Equity in undistributed (loss) earnings of subsidiaries	(14,562)	17,401	32,652

Net income	$41,954	$15,274	$22,978

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 30—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only) (Continued)

Statements of Cash Flow	2012	2011	2010
	(dollars in thousands)
Operating Activities
Net income	$41,954	$15,274	$22,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,719	3,730	3,658
Net gain on sales of assets	(107)	(1,069)	(3)
(Increase) decrease in prepaid income taxes	(3,044)	0	23
Undistributed equity in subsidiaries	14,562	(17,401)	(32,652)
Other net	8,789	1,649	9,029

Net cash provided by operating activities	65,873	2,183	3,033
Investing Activities
Net change in loans to affiliated parties	4	5	7
Purchases of premises and equipment	(3,005)	(5,736)	(3,026)
Proceeds from sale of other assets	4,309	1,461	15
Additional investment in subsidiary	0	0	(70,000)

Net cash provided by (used in) investing activities	1,308	(4,270)	(73,004)
Financing Activities
Proceeds from issuance of common stock	0	144	83,913
Discount on dividend reinvestment plan purchases	(92)	(63)	(33)
Dividends paid	(18,759)	(12,558)	(5,306)
Proceeds from reissuance of treasury stock	1,028	72	4,248
Purchase of treasury stock	(36,242)	(9)	(9)
Stock option tax benefit	1	6	0

Net cash (used in) provided by financing activities	(54,064)	(12,408)	82,813

Net increase (decrease) in cash	13,117	(14,495)	12,842
Cash at beginning of year	6,376	20,871	8,029

Cash at end of year	$19,493	$6,376	$20,871

Cash dividends declared per common share were $0.18 for 2012, $0.12 for 2011 and $0.6 for 2010.

During 2004, the ESOP obtained a $14.0 million line of credit from an unrelated financial institution. The line of credit was used to purchase stock in 2005 for the ESOP and is guaranteed by First Commonwealth. During 2005, $8.5 million was borrowed on the line. There were no borrowings on the line during 2012, 2011 and 2010. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders’ equity. The final payment on the ESOP was made in November 2012 eliminating the outstanding debt. See Note 24 “Unearned ESOP Shares.”

First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of December 31, 2012. As of December 31, 2012, we are in compliance with all debt covenants related to the line of credit.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 31—Subsequent Event

On January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. Under this program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. First Commonwealth may suspend or discontinue the program at any time.

Additionally, in January 2013, the Company announced the redemption of approximately $32.5 million in issued and outstanding 9.50% mandatorily redeemable capital securities issued by First Commonwealth Capital Trust I. First Commonwealth expects to complete the redemption of these securities during the second quarter of 2013.

ITEM 8.	Financial Statements and Supplementary Data (Continued)

Quarterly Summary of Financial Data—Unaudited

The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$53,867	$53,880	$54,712	$56,616
Interest expense	6,676	7,230	7,794	8,446

Net interest income	47,191	46,650	46,918	48,170
Provision for credit losses	5,706	6,754	4,297	3,787

Net interest income after provision for credit losses	41,485	39,896	42,621	44,383
Net impairment losses	0	0	0	0
Net securities gains	29	163	0	0
Other noninterest income	14,074	17,692	16,096	17,380
Other expenses	43,842	44,765	41,848	46,752

Income before income taxes	11,746	12,986	16,869	15,011
Income tax provision	3,011	3,139	4,548	3,960

Net Income	$8,735	$9,847	$12,321	$11,051

Basic Earnings Per Share	$0.09	$0.09	$0.12	$0.11
Diluted Earnings Per Share	0.09	0.09	0.12	0.11
Average shares outstanding	101,777,594	104,080,025	104,894,261	104,810,727
Average shares outstanding assuming dilution	101,787,103	104,098,383	104,901,239	104,816,442

	2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$56,487	$57,600	$57,989	$59,469
Interest expense	8,854	10,120	11,104	11,600

Net interest income	47,633	47,480	46,885	47,869
Provision for credit losses	25,912 (a)	6,975	9,112	13,817

Net interest income after provision for credit losses	21,721	40,505	37,773	34,052
Net impairment losses	0	0	0	0
Net securities gains	0	0	1,608	577
Other noninterest income	15,478	10,799	15,456	13,751
Other expenses	48,576	41,121	45,700	41,429

(Loss) income before income taxes	(11,377)	10,183	9,137	6,951
Income tax (benefit) provision	(5,660)	1,857	1,718	1,705

Net (Loss) Income	$(5,717)	$8,326	$7,419	$5,246

Basic (Loss) Earnings Per Share	$(0.05)	$0.08	$0.07	$0.05
Diluted (Loss) Earnings Per Share	(0.05)	0.08	0.07	0.05
Average shares outstanding	104,765,492	104,728,915	104,686,072	104,618,499
Average shares outstanding assuming dilution	104,765,492	104,728,915	104,686,072	104,623,518

(a)	The increase in the provision for credit losses during the fourth quarter can be attributed to revised collateral valuations on nine impaired commercial loan relationships, primarily secured by commercial real estate, the transfer of three loan relationships to held-for-sale and the restructuring of two commercial loans.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 23, 2013 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

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

There have been no material changes to the procedures by which security holders of First Commonwealth may recommend nominees to First Commonwealth’s Board of Directors since First Commonwealth last disclosed those procedures in its definitive Proxy Statement in connection with the 2013 annual meeting of shareholders.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Continued)

The following table provides information related to our existing equity compensation plans as of December 31, 2012:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	141,281	$12.52	4,507,841
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	141,281	$12.52	4,507,841

(1)	The table does not include information on stock options issued by First Commonwealth in substitution for stock options of GA Financial, Inc. and Pittsburgh Financial Corporation upon the acquisition of those companies. At December 31, 2012, 55,041 shares of common stock are issuable upon exercise of substitute stock options issued in connection with those acquisitions with a weighted average exercise price of $9.38. First Commonwealth cannot grant additional stock options or other equity awards under the GA Financial or Pittsburgh Financial equity compensation plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

ITEM 15.	Exhibits, Financial Statements and Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A

(3)	Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed January 20, 2011

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.2 to the annual report on Form 10-K filed March 5, 2012

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 16, 2009 relating to the 2009 Annual Meeting of Shareholders

10.5	2012 Annual Incentive Plan	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2012

10.6	2011-2013 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 10, 2011

10.7	2012-2014 Long-Term Incentive Plan	Exhibit 10.5 to the quarterly report on Form 10-Q filed May 8, 2012

10.8	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.9	Employment Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.1 to the current report on Form 8-K filed January 28, 2010

10.10	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Robert E. Rout	Exhibit 10.4 to the current report on Form 8-K filed January 5, 2012

ITEM 15.	Exhibits, Financial Statements and Schedules (Continued)

Exhibit Number	Description	Incorporated by Reference to
10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.12 to the annual report on Form 10-K filed March 5, 2012

10.12	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

10.13	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.14	Restricted Stock Agreement dated April 1, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.15 to the annual report on Form 10-K filed March 5, 2012

10.15	Agreement and General Release dated July 8, 2012 entered into between First Commonwealth Financial Corporation and Sue A. McMurdy.	Exhibit 10.1 to the current report on Form 8-K filed July 12, 2012

10.16	Amended and Restated Director Retainer Plan	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. MICHAEL PRICE
T. Michael Price President and Chief Executive Officer

Dated: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JULIE A. CAPONI Julie A. Caponi	Director	March 13, 2013

/S/ RAY T. CHARLEY Ray T. Charley	Director	March 13, 2013

/S/ GARY R. CLAUS Gary R. Claus	Director	March 13, 2013

/S/ DAVID S. DAHLMANN David S. Dahlmann	Director, Chairman	March 13, 2013

/S/ JOHNSTON A. GLASS Johnston A. Glass	Director	March 13, 2013

/S/ JON L. GORNEY Jon L. Gorney	Director	March 13, 2013

/S/ DAVID W. GREENFIELD David W. Greenfield	Director	March 13, 2013

/S/ LUKE A. LATIMER Luke A. Latimer	Director	March 13, 2013

/S/ JAMES W. NEWILL James W. Newill	Director	March 13, 2013

/S/ T. MICHAEL PRICE T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2013

/S/ ROBERT E. ROUT Robert E. Rout	Executive Vice President, Chief Financial Officer, and Treasurer	March 13, 2013

/S/ LAURIE S. SINGER Laurie S. Singer	Director	March 13, 2013

/S/ ROBERT J. VENTURA Robert J. Ventura	Director	March 13, 2013