Form 10-Q
period 2013-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2013-05-08
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-11138
First Commonwealth Financial Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1428528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Philadelphia Street, Indiana, PA	15701
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 6, 2013, was 97,898,950.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2013	December 31, 2012
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$53,991	$98,724
Interest-bearing bank deposits	1,780	4,258
Securities available for sale, at fair value	1,297,203	1,171,303
Other investments	28,357	28,228
Loans:
Portfolio loans	4,218,810	4,204,704
Allowance for credit losses	(62,262)	(67,187)
Net loans	4,156,548	4,137,517
Premises and equipment, net	69,009	68,970
Other real estate owned	10,933	11,262
Goodwill	159,956	159,956
Amortizing intangibles, net	2,017	2,375
Bank owned life insurance	172,175	170,925
Other assets	147,070	141,872
Total assets	$6,099,039	$5,995,390
Liabilities
Deposits (all domestic):
Noninterest-bearing	$883,307	$883,269
Interest-bearing	3,828,271	3,674,612
Total deposits	4,711,578	4,557,881
Short-term borrowings	308,100	356,227
Subordinated debentures	105,750	105,750
Other long-term debt	174,318	174,471
Total long-term debt	280,068	280,221
Other liabilities	51,565	55,054
Total liabilities	5,351,311	5,249,383
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at March 31, 2013 and December 31, 2012 and 99,298,120 and 99,629,494 shares outstanding at March 31, 2013 and December 31, 2012, respectively	105,563	105,563
Additional paid-in capital	365,354	365,354
Retained earnings	321,185	315,608
Accumulated other comprehensive (loss) income, net	(312)	1,259
Treasury stock (6,265,335 and 5,933,961 shares at March 31, 2013 and December 31, 2012, respectively)	(44,062)	(41,777)
Total shareholders’ equity	747,728	746,007
Total liabilities and shareholders’ equity	$6,099,039	$5,995,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three-Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$44,614	$48,040
Interest and dividends on investments:
Taxable interest	7,109	8,549
Interest exempt from federal income taxes	1	5
Dividends	36	21
Interest on bank deposits	1	1
Total interest income	51,761	56,616
Interest Expense
Interest on deposits	4,191	6,247
Interest on short-term borrowings	220	227
Interest on subordinated debentures	1,384	1,433
Interest on other long-term debt	548	539
Total interest on long-term debt	1,932	1,972
Total interest expense	6,343	8,446
Net Interest Income	45,418	48,170
Provision for credit losses	4,497	3,787
Net Interest Income after Provision for Credit Losses	40,921	44,383
Noninterest Income
Changes in fair value on impaired securities	1,864	1,498
Non-credit related gains on securities not expected to be sold (recognized in other comprehensive income)	(1,864)	(1,498)
Net impairment losses	—	—
Net securities gains	4	—
Trust income	1,663	1,542
Service charges on deposit accounts	3,401	3,502
Insurance and retail brokerage commissions	1,417	1,424
Income from bank owned life insurance	1,428	1,445
Gain on sale of assets	275	2,115
Card related interchange income	3,188	3,114
Derivatives mark to market	989	606
Other income	2,520	3,632
Total noninterest income	14,885	17,380
Noninterest Expense
Salaries and employee benefits	21,793	21,758
Net occupancy expense	3,635	3,404
Furniture and equipment expense	3,272	3,184
Data processing expense	1,516	1,563
Pennsylvania shares tax expense	1,190	1,183
Intangible amortization	358	371
Collection and repossession expense	1,151	2,699
Other professional fees and services	969	1,199
FDIC insurance	1,050	1,237
Other operating expenses	6,520	10,154
Total noninterest expense	41,454	46,752
Income Before Income Taxes	14,352	15,011
Income tax provision	3,799	3,960
Net Income	$10,553	$11,051
Average Shares Outstanding	99,288,738	104,810,727
Average Shares Outstanding Assuming Dilution	99,305,414	104,816,442
Per Share Data:
Basic Earnings per Share	$0.11	$0.11
Diluted Earnings per Share	$0.11	$0.11
Cash Dividends Declared per Common Share	$0.05	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three-Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Net Income	$10,553	$11,051
Other comprehensive (loss) income, before tax expense:
Unrealized holding (losses) gains on securities arising during the period	(4,275)	99
Non-credit related gains on securities not expected to be sold	1,864	1,498
Less: reclassification adjustment for gains on securities included in net income	(4)	—
Total other comprehensive (loss) income, before tax expense	(2,415)	1,597
Income tax benefit (expense) related to items of other comprehensive income	844	(558)
Total other comprehensive (loss) income	$(1,571)	$1,039
Comprehensive Income	$8,982	$12,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$—	$746,007
Net income				10,553				10,553
Other comprehensive loss					(1,571)			(1,571)
Cash dividends declared ($0.05 per share)				(4,976)				(4,976)
Discount on dividend reinvestment plan purchases			(25)					(25)
Treasury stock acquired	(331,374)					(2,381)		(2,381)
Restricted stock	—	—	25	—		96		121
Balance at March 31, 2013	99,298,120	$105,563	$365,354	$321,185	$(312)	$(44,062)	$—	$747,728

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				11,051				11,051
Other comprehensive income					1,039			1,039
Cash dividends declared ($0.03 per share)				(3,147)				(3,147)
Net decrease in unearned ESOP shares							500	500
ESOP market value adjustment ($242, net of $85 tax benefit)			(157)					(157)
Discount on dividend reinvestment plan purchases			(16)					(16)
Tax benefit of stock options exercised			1					1
Treasury stock reissued	33,024		—	(163)		373		210
Restricted stock	100,000	—	11	(603)		(74)		(666)
Balance at March 31, 2012	105,050,018	$105,563	$365,707	$301,194	$3,040	$(7,046)	$(1,100)	$767,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three-Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Operating Activities
Net income	$10,553	$11,051
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,497	3,787
Deferred tax expense	2,778	671
Depreciation and amortization	2,397	1,520
Net (gains) losses on securities and other assets	(1,081)	567
Net amortization of premiums and discounts on securities	552	287
Net accretion of premiums and discounts on long-term debt	(29)	(28)
Income from increase in cash surrender value of bank owned life insurance	(1,428)	(1,445)
(Increase) decrease in interest receivable	(258)	352
Decrease in interest payable	(826)	(1,177)
Increase in income taxes payable	1,008	9,569
Other-net	(5,342)	(5,439)
Net cash provided by operating activities	12,821	19,715
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	42	—
Proceeds from maturities and redemptions	75,603	149,201
Purchases	(204,505)	(212,061)
Purchases of FHLB stock	(2,886)	—
Proceeds from the redemption of FHLB stock	2,756	1,990
Proceeds from bank owned life insurance	178	—
Proceeds from sale of loans	14,099	6,809
Proceeds from sales of other assets	1,334	8,135
Net increase in loans	(41,343)	(90,600)
Purchases of premises and equipment	(2,164)	(2,804)
Net cash used in investing activities	(156,886)	(139,330)
Financing Activities
Net decrease in federal funds purchased	(14,800)	(43,800)
Net (decrease) increase in other short-term borrowings	(33,327)	40,396
Net increase in deposits	153,709	129,163
Repayments of other long-term debt	(123)	(118)
Discount on dividend reinvestment plan purchases	(25)	(16)
Dividends paid	(4,976)	(3,147)
Proceeds from reissuance of treasury stock	—	210
Purchase of treasury stock	(3,604)	—
Stock option tax benefit	—	1
Net cash provided by financing activities	96,854	122,689
Net (decrease) increase in cash and cash equivalents	(47,211)	3,074
Cash and cash equivalents at January 1	102,982	78,478
Cash and cash equivalents at March 31	$55,771	$81,552

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
The results of operations for the three-months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year of 2013. These interim financial statements should be read in conjunction with First Commonwealth’s 2012 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
Note 2 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Condensed Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line in the Condensed Consolidated Statements of Income. The non-credit related (losses) gains on securities not expected to be sold are included in the "Noninterest Income" section of the Condensed Consolidated Statements of Income.

	For the Three-Months Ended March 31,
	2013			2012
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(4,275)	$1,495	$(2,780)	$99	$(34)	$65
Non-credit related gains on securities not expected to be sold	1,864	(652)	1,212	1,498	(524)	974
Reclassification adjustment for gains on securities included in net income	(4)	1	(3)	—	—	—
Total available for sale securities	$(2,415)	$844	$(1,571)	$1,597	$(558)	$1,039
Total other comprehensive (loss) income	$(2,415)	$844	$(1,571)	$1,597	$(558)	$1,039

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three-months ended March 31,:

	2013			2012
	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$1,121	$138	$1,259	$1,669	$332	$2,001
Other comprehensive (loss) income before reclassification adjustment	(2,780)	—	(2,780)	65	—	65
Amounts reclassified from accumulated other comprehensive income (loss)	1,209	—	1,209	974	—	974
Net other comprehensive (loss) income during the period	(1,571)	—	(1,571)	1,039	—	1,039
Balance at March 31	$(450)	$138	$(312)	$2,708	$332	$3,040

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes as well as detail on non-cash investing and financing activities for the three-months ended March 31,:

	2013	2012
	(dollars in thousands)
Cash paid during the period for:
Interest	$7,211	$9,668
Non-cash investing and financing activities:
ESOP loan reductions	$—	$500
Loans transferred to other real estate owned and repossessed assets	1,207	2,561
Loans transferred from held to maturity to held for sale	16,613	—
Loans sold, not settled	2,640	—
Gross (decrease) increase in market value adjustment to securities available for sale	(2,411)	1,597

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three-Months Ended March 31,
	2013	2012
Weighted average common shares issued	105,563,455	105,563,455
Average treasury shares	(6,104,526)	(542,326)
Averaged unearned ESOP shares	—	(84,989)
Average unearned nonvested shares	(170,191)	(125,413)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	99,288,738	104,810,727
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	16,676	5,715
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	99,305,414	104,816,442
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three-months ended March 31, because to do so would have been antidilutive.

	2013			2012
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	82,041	$9.19	$14.55	380,677	$6.36	$14.55
Restricted Stock	—	—	—	68,995	5.96	6.82
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
First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$304	$347

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
The following table identifies the notional amount of those instruments at:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,474,447	$1,506,618
Financial standby letters of credit	40,829	47,185
Performance standby letters of credit	49,249	69,240
Commercial letters of credit	330	685

The current notional amounts outstanding as of March 31, 2013 include financial standby letters of credit of $36 thousand, performance standby letters of credit of $0.1 million, and there were no commercial letters of credit issued during the first three months of 2013. A liability of $0.2 million and $0.2 million has been recorded as of March 31, 2013 and December 31, 2012, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $2.3 million as of March 31, 2013 and $2.4 million as of December 31, 2012. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal proceedings
McGrogan v. First Commonwealth Bank is a class action that was filed on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank (the “Bank”) promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserts that the Bank committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. At that time, there were 237 account holders with an average age of 64, and the aggregate balances in the IRA Market Rate Savings accounts totaled approximately $11.5 million. Plaintiffs seek monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. On July 27, 2011, the court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim is predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8)%. This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” On August 30, 2012, the Court entered an order granting the Bank’s motion for summary judgment and dismissing the class action claims. The Court found that the Bank retained the right to resign as custodian of the accounts and that the act of resigning as custodian and closing the accounts did not breach the terms of the underlying IRA contract. The Plaintiffs have filed an appeal with the Pennsylvania Superior Court.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other matters
First Commonwealth identified an error related to historical tax reporting for approximately 700-900 customers. A liability related to this error is considered probable, resulting in the establishment of a $0.4 million contingency reserve as of March 31, 2013. This reserve represents management's best estimate of liability related to this issue. Although resolution of this issue is in the initial stages, there may be a range of reasonably possible losses in excess of the estimated liability that could result in a liability of up to $0.2 million in excess of the amount accrued. The contingent reserve is included in “Other liabilities” in the Condensed Consolidated Statements of Financial Condition.
There are no other material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.
Note 7 Investment Securities
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$26,533	$3,929	$—	$30,462	$27,883	$3,781	$—	$31,664
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	969,600	23,213	(2,153)	990,660	839,102	25,691	(392)	864,401
Mortgage-Backed Securities – Commercial	139	1	—	140	148	1	—	149
Other Government-Sponsored Enterprises	241,972	579	(113)	242,438	241,970	766	(72)	242,664
Obligations of States and Political Subdivisions	82	3	—	85	82	4	—	86
Corporate Securities	6,700	303	(30)	6,973	6,703	288	—	6,991
Pooled Trust Preferred Collateralized Debt Obligations	51,077	1	(26,566)	24,512	51,866	3	(28,496)	23,373
Total Debt Securities	1,296,103	28,029	(28,862)	1,295,270	1,167,754	30,534	(28,960)	1,169,328
Equities	1,820	113	—	1,933	1,859	116	—	1,975
Total Securities Available for Sale	$1,297,923	$28,142	$(28,862)	$1,297,203	$1,169,613	$30,650	$(28,960)	$1,171,303

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$25,081	$25,332
Due after 1 but within 5 years	216,972	217,191
Due after 5 but within 10 years	—	—
Due after 10 years	57,778	31,485
	299,831	274,008
Mortgage-Backed Securities (a)	996,272	1,021,262
Total Debt Securities	$1,296,103	$1,295,270

(a)
Mortgage Backed Securities include an amortized cost of $26.5 million and a fair value of $30.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac which had an amortized cost of $969.7 million and a fair value of $990.8 million.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three-months ended March 31,:

	2013	2012
	(dollars in thousands)
Proceeds from sales	$42	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$4	$—
Gross losses	—	—
	4	—
Maturities and impairment
Gross gains	—	—
Gross losses	—	—
Other-than-temporary impairment	—	—
	—	—
Net gains and impairment	$4	$—
Securities available for sale with an estimated fair value of $602.0 million and $631.0 million were pledged as of March 31, 2013 and December 31, 2012, respectively, to secure public deposits and for other purposes required or permitted by law.
Note 8 Other Investments
As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2013 and December 31, 2012, our FHLB stock totaled $28.4 million and $28.2 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
During 2013 and 2012, the FHLB repurchased excess stock from its members by repurchasing the lessor of 5% of the members’ total capital stock outstanding or its total excess capital stock. As a result, during the three-months ended March 31, 2013 and 2012, $2.8 million and $2.0 million, respectively of the stock owned by First Commonwealth was repurchased. The

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FHLB repurchased stock and paid dividends in 2013 and 2012, however, decisions regarding any future repurchase of excess capital stock and dividend payments will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-K for the period ended December 31, 2012 filed with the SEC on March 14, 2013.
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
After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three-months ended March 31, 2013. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.
Note 9 Impairment of Investment Securities
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the three-months ended March 31, 2013 and 2012, no other-than-temporary impairment charges were recognized. For the three-months ended March 31, 2013, $1.9 million in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. For the same period in 2012, $1.5 million in non-credit related gains for the same pool of securities was recorded in OCI. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at March 31, 2013 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More			Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$13	$—	(a)	$13	$—
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$248,747	$(2,153)	$20	$—	(a)	$248,767	$(2,153)
Other Government-Sponsored Enterprises	$59,464	$(113)	$—	$—		$59,464	$(113)
Corporate Securities	4,797	(30)	—	—		4,797	(30)
Pooled Trust Preferred Collateralized Debt Obligations	$—	$—	$24,454	$(26,566)		$24,454	$(26,566)
Total Securities Available for Sale	$313,008	$(2,296)	$24,487	$(26,566)		$337,495	$(28,862)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.
At March 31, 2013, pooled trust preferred collateralized debt obligations accounted for 92% of the unrealized losses, while fixed income securities issued by U.S. Government-sponsored enterprises comprised 8% of total unrealized losses. There were no equity securities in an unrealized loss position at March 31, 2013.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2012 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More			Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$—	$—	$13	$—	(a)	$13	$—
Obligations of U.S. Government- Sponsored Enterprises:
Mortgage-Backed Securities – Residential	76,296	(392)	21	—	(a)	76,317	(392)
Other Government-Sponsored Enterprises	59,303	(72)	—	—		59,303	(72)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,316	(28,496)		23,316	(28,496)
Total Securities Available for Sale	$135,599	$(464)	$23,350	$(28,496)		$158,949	$(28,960)

(a)	Gross unrealized losses related to these types of securities are less than $1 thousand.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2013, our corporate securities had an amortized cost and an estimated fair value of $6.7 million and $7.0 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. As of December 31, 2012, the same portion of the portfolio had an amortized cost of $6.7 million and an estimated fair value of $7.0 million. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of March 31, 2013, the book value of our pooled trust preferred collateralized debt obligations totaled $51.1 million with an estimated fair value of $24.5 million, which includes securities comprised of 319 banks and other financial institutions. Two of our pooled securities are senior tranches and the remainders are mezzanine tranches, four of which have no senior class remaining in the issue. Two of the pooled issues, representing $1.2 million of the $51.1 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2013, after taking into account management’s best estimates of future interest deferrals and defaults, seven of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 11% to 631% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of March 31, 2013:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL I	Senior	$2	$2	$—	Aa3/A	9	33.33%	NM
Pre TSL IV	Mezzanine	1,830	1,160	(670)	Caa2/CCC	6	27.07	80.70
Pre TSL V	Mezzanine	55	56	1	C/–	3	100.00	—
Pre TSL VII	Mezzanine	3,686	3,513	(173)	Ca/C	16	45.70	—
Pre TSL VIII	Mezzanine	1,868	1,007	(861)	C/C	31	54.03	—
Pre TSL IX	Mezzanine	2,277	1,054	(1,223)	Ca/C	45	27.04	10.57
Pre TSL X	Mezzanine	1,343	1,157	(186)	Ca/C	48	34.74	—
Pre TSL XII	Mezzanine	5,400	2,553	(2,847)	Ca/C	70	32.55	—
Pre TSL XIII	Mezzanine	12,719	5,561	(7,158)	Ca/C	63	31.20	15.98
Pre TSL XIV	Mezzanine	13,304	5,230	(8,074)	Ca/C	61	36.03	31.67
MMCap I	Senior	1,219	1,203	(16)	Aa2/A	16	54.75	631.19
MMCap I	Mezzanine	867	520	(347)	Ca/C	16	54.75	—
MM Comm IX	Mezzanine	6,507	1,496	(5,011)	Ca/CC	28	43.38	—
Total		$51,077	$24,512	$(26,565)
Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three-months ended March 31, 2013 and 2012, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2013. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model which includes each deal’s structural features. Projected cash flows include prepayment assumptions which are dependent on the issuer's asset size and coupon rate. For collateral issued by financial institutions over $15 billion in asset size with a coupon over 7%, a 100% prepayment rate is assumed. Financial institutions over $15 billion with a coupon of 7% or under are assigned a prepayment rate of 40% for two years and 2% thereafter. Financial institutions with assets between $2 billion and $15 billion with coupons over 7% are assigned a 5% prepayment rate. For financial institutions below $2 billion, if the coupon is over 10%, a prepayment rate of 5% is assumed and for all other issuers, there is no prepayment assumption incorporated into the cash flows. The modeled cash flows are then used to estimate if all the scheduled principal and interest payments of our investments will be returned.

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 319 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of March 31, 2013, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of March 31, 2013, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the three-months ended March 31, 2013. Based upon the analysis performed by management, it is probable that seven of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 16 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities listed in that table, our analysis as of March 31, 2013 indicates it is probable that we will collect all contractual principal and interest payments.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL I, PreTSL IV and MMCap I-Senior. Our cash flow analysis as of March 31, 2013, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 6% to 154% and will be recognized as an adjustment to yield over the remaining life of these securities. During the three-months ended March 31, 2013 and 2012, $0.3 million and $0.2 million, respectively, of the excess was recognized as an adjustment to yield on these securities.
The following provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three-Months Ended March 31,
	2013	2012
	(dollars in thousands)
Balance, beginning (a)	$43,274	$44,736
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(283)	(235)
Balance, ending	$42,991	$44,501

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first quarter of 2013 and 2012, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of March 31, 2013 and 2012, there are no equity securities in an unrealized loss position.
Note 10 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,057,663	$1,019,822
Real estate construction	70,461	87,438
Residential real estate	1,255,515	1,241,565
Commercial real estate	1,243,676	1,273,661
Loans to individuals	591,495	582,218
Total loans and leases net of unearned income	$4,218,810	$4,204,704
Credit Quality Information
As part of the on-going monitoring of credit quality within the loan portfolio, the following credit worthiness categories are used in grading our loans:

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables represent our credit risk profile by creditworthiness:

	March 31, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$942,673	$50,664	$1,238,633	$1,140,648	$591,326	$3,963,944
Non-Pass
OAEM	43,909	911	5,075	59,894	2	109,791
Substandard	71,081	15,364	11,807	43,134	167	141,553
Doubtful	—	3,522	—	—	—	3,522
Total Non-Pass	114,990	19,797	16,882	103,028	169	254,866
Total	$1,057,663	$70,461	$1,255,515	$1,243,676	$591,495	$4,218,810

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$925,868	$64,353	$1,224,849	$1,119,093	$582,039	$3,916,202
Non-Pass
OAEM	31,049	925	5,647	82,581	3	120,205
Substandard	62,905	18,638	11,069	71,987	176	164,775
Doubtful	—	3,522	—	—	—	3,522
Total Non-Pass	93,954	23,085	16,716	154,568	179	288,502
Total	$1,019,822	$87,438	$1,241,565	$1,273,661	$582,218	$4,204,704
Portfolio Risks
The credit quality of our loan portfolio represents significant risk to our earnings, capital, regulatory agency relationships, investment community reputation and shareholder returns. First Commonwealth devotes a substantial amount of resources managing this risk primarily through our credit administration department that develops and administers policies and procedures for underwriting, maintaining, monitoring and collecting activities. Credit administration is independent of lending departments and oversight is provided by the credit committee of the First Commonwealth Board of Directors.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate at this time. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Risk factors associated with commercial real estate and construction related loans are monitored closely since this is an area that represents a significant portion of the loan portfolio and has experienced the most stress during the economic downturn.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2013 and December 31, 2012. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2013
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$3,054	$2,380	$1,108	$28,666	$35,208	$1,022,455	$1,057,663
Real estate construction	206	15	500	7,112	7,833	62,628	70,461
Residential real estate	6,282	2,420	963	9,740	19,405	1,236,110	1,255,515
Commercial real estate	9,903	921	279	18,456	29,559	1,214,117	1,243,676
Loans to individuals	2,565	576	1,077	167	4,385	587,110	591,495
Total	$22,010	$6,312	$3,927	$64,141	$96,390	$4,122,420	$4,218,810

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
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
Nonaccrual Loans
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

Nonperforming loans decreased $29.3 million during the three months ended March 31, 2013. Contributing to this decrease was the sale of $17.2 million of loans related to a real estate developer in eastern Pennsylvania as well as a $2.5 million commercial real estate loan in Nevada. Also, a $3.8 million hotel resort syndication loan in the state of Washington was retruned to accrual status during the first quarter of 2013. Additionally, $5.3 million in charge-offs were recognized on two commercial real estate loans during the quarter, including $2.8 million for a loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy and $2.5 million for a western Pennsylvania student housing project which is in the foreclosure process.

A total of $2.7 million of loans were moved into nonaccrual status during the three-months ended March 31, 2013. Included in this total was the movement to nonaccrual status of $1.1 million in consumer loans which were 150 days or more past due. Beginning in the third quarter of 2012, consumer loans are moved to nonaccrual status once they reach 150 days past due, however, in prior periods, these loans were not placed in nonaccrual status if they were well secured and in the process of collection.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The specific allowance for nonperforming loans decreased by $5.1 million at March 31, 2013 compared to December 31, 2012, primarily due to charge-offs of amounts reserved for in prior periods. Unfunded commitments related to nonperforming loans were $1.2 million at March 31, 2013 and after consideration of available collateral related to these commitments, an off balance sheet reserve of $0.2 million was established.
There were no loans held for sale at March 31, 2013 and December 31, 2012; however, sales of loans during the three-months ended March 31, 2013 and 2012 resulted in gains of $0.1 million and $1.8 million, respectively.
Significant nonaccrual loans as of March 31, 2013, include the following;

•
$18.7 million, the remaining portion of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in 2004 and was placed in nonaccrual status in the fourth quarter of 2009. A settlement plan with the borrower and three other lenders was reached in the fourth quarter of 2010 and resulted in an $8.0 million principal payment and a $15.4 million partial charge-off.

•
$3.5 million commercial real estate loan to an in-patient facility in western Pennsylvania. This loan was originated in 2008 and placed in nonaccrual status in September 2012. Charge-offs of $2.8 million have been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the fourth quarter of 2012.

•
$3.5 million, the remaining portion of a $20.8 million construction loan for a Florida condominium project. This loan was originated in 2007 and placed in nonaccrual status in the second quarter of 2009. Charge-offs of $17.3 million have been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the second quarter of 2012.

•
$3.2 million, real estate secured loan to a western Pennsylvania nonprofit corporation. This loan was originated in 2008 and placed in nonaccrual status in the second quarter of 2012. The most recent appraisals for the various real estate collateral were completed in the fourth quarter of 2012 and the first quarter of 2013.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2013 and December 31, 2012. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated based on month-end balances of the loans for the period reported.

	March 31, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$8,649	$9,601	$—	$8,080	$8,983	$—
Real estate construction	6,122	27,005	—	8,491	35,555	—
Residential real estate	8,666	9,269	—	7,928	8,401	—
Commercial real estate	16,711	23,250	—	33,259	35,401	—
Loans to individuals	240	247	—	256	256	—
Subtotal	40,388	69,372	—	58,014	88,596	—
With an allowance recorded:
Commercial, financial, agricultural and other	25,702	26,655	9,846	26,532	27,412	10,331
Real estate construction	2,860	3,169	503	2,756	3,087	300
Residential real estate	2,663	2,666	1,091	2,695	2,696	780
Commercial real estate	6,668	7,263	1,249	17,558	17,896	6,367
Loans to individuals	—	—	—	—	—	—
Subtotal	37,893	39,753	12,689	49,541	51,091	17,778
Total	$78,281	$109,125	$12,689	$107,555	$139,687	$17,778

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three-Months Ended March 31,
	2013		2012
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$8,592	$51	$3,258	$18
Real estate construction	7,877	—	3,646	—
Residential real estate	8,516	37	3,354	5
Commercial real estate	33,978	11	24,275	23
Loans to individuals	247	1	—	—
Subtotal	59,210	100	34,533	46
With an allowance recorded:
Commercial, financial, agricultural and other	25,803	19	30,350	3
Real estate construction	2,685	13	10,432	—
Residential real estate	2,457	4	952	7
Commercial real estate	6,704	25	5,889	9
Loans to individuals	—	—	—	—
Subtotal	37,649	61	47,623	19
Total	$96,859	$161	$82,156	$65

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$14,140	$13,037
Nonaccrual status	32,565	50,979
Total	$46,705	$64,016
Commitments
Letters of credit	$—	$1,574
Unused lines of credit	1,083	—
Total	$1,083	$1,574
At March 31, 2013, troubled debt restructured loans decreased $17.3 million compared to December 31, 2012 and commitments related to troubled debt restructured loans decreased $0.5 million for the same period. These decreases are primarily a result of the sale of a $17.2 million loan for a commercial real estate developer in eastern Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three-Months Ended March 31, 2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$426	$—	$12	$438	$377	$—
Residential real estate	9	7	214	514	735	677	—
Commercial real estate	1	—	244	—	244	242	—
Loans to individuals	4	—	23	4	27	25
Total	16	$433	$481	$530	$1,444	$1,321	$—

	For the Three-Months Ended March 31, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	2	$—	$97	$—	$97	$53	$—
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three-months ended March 31, 2013 and 2012, $0.5 million and $97 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization. For both 2013 and 2012 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following provides information related to restructured loans that were considered to default during the three-months ended March 31,:

	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	10	—	—
Commercial real estate	—	$—	2	$980
Loans to individuals	1	6	—	—
Total	2	$16	2	$980

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three-Months Ended March 31, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(538)	(84)	(322)	(8,544)	(988)	—	(10,476)
Recoveries	128	12	723	97	94	—	1,054
Provision (credit)	833	(1,123)	(560)	4,476	901	(30)	4,497
Ending Balance	$20,275	$7,733	$5,749	$18,470	$4,139	$5,896	$62,262
Ending balance: individually evaluated for impaired	$9,846	$503	$1,091	$1,249	$—	$—	$12,689
Ending balance: collectively evaluated for impaired	10,429	7,230	4,658	17,221	4,139	5,896	49,573
Loans:
Ending balance	1,057,663	70,461	1,255,515	1,243,676	591,495		4,218,810
Ending balance: individually evaluated for impaired	33,322	8,917	7,813	21,369	—		71,421
Ending balance: collectively evaluated for impaired	1,024,341	61,544	1,247,702	1,222,307	591,495		4,147,389

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three-Months Ended March 31, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(1,914)	(190)	(1,712)	(235)	(941)	—	(4,992)
Recoveries	238	56	133	158	118	—	703
Provision (credit)	1,619	(195)	44	487	831	1,001	3,787
Ending Balance	$18,143	$6,427	$6,702	$19,371	$4,252	$5,837	$60,732
Ending balance: individually evaluated for impaired	$7,555	$2,891	$553	$921	$—	$—	$11,920
Ending balance: collectively evaluated for impaired	10,588	3,536	6,149	18,450	4,252	5,837	48,812
Loans:
Ending balance	1,051,209	64,158	1,174,572	1,264,060	574,589		4,128,588
Ending balance: individually evaluated for impaired	31,599	13,800	3,217	28,874	—		77,490
Ending balance: collectively evaluated for impaired	1,019,610	50,358	1,171,355	1,235,186	574,589		4,051,098

Note 11 Income Taxes
At March 31, 2013 and December 31, 2012, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2009 through 2012 were open for examination as of March 31, 2013.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other investments are comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 8, “Other Investments.”
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers) credit risk since origination of the interest rate swap. First Commonwealth values its interest rate swap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 13, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2013, we have not realized any losses due to a counterparty's inability to pay any uncollateralized positions.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In 2013, we experienced a $0.9 million credit loss as a result of a counterparty's inability to pay the net uncollaterlized position on an interest rate swap. The full amount of this credit loss was provided for in prior periods. Additionally, as the result of deterioration in other counterparties (loan customers) credit quality for certain interest rate derivatives, future amounts previously believed to be collectible under the terms of the interest rate derivative have now been deemed to be uncollectible.
In accordance with ASU 2011-4, the following table provides information related to quantitative inputs and assumptions used in Level 3 fair value measurements.

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$24,512	Discounted Cash Flow	Probability of default	0% -100% (21.44%)
			Prepayment rates	0% - 81.75% (9.60%)
			Discount rates	6.25% - 18%(a)
Equities	1,420	Par Value	N/A	N/A
Interest Rate Swap	—	Option model	Counterparty credit risk	8.56% - 10.31% (b)
Impaired Loans	734 (c)	Reserve study	Discount rate	10.00%
			Gas per MCF	$3.67 - $7.60 (d)
			Oil per BBL/d	$90.97 - $106.00 (d)
			NGL per gallon	$1.54 (d)
Other Real Estate Owned	215	Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	represents the range of the credit spread curve used in valuation.

(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(d)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day; NGL - natural gas liquid.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$30,462	$—	$30,462
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	990,660	—	990,660
Mortgage-Backed Securities—Commercial	—	140	—	140
Other Government-Sponsored Enterprises	—	242,438	—	242,438
Obligations of States and Political Subdivisions	—	85	—	85
Corporate Securities	—	6,973	—	6,973
Pooled Trust Preferred Collateralized Debt Obligations	—	—	24,512	24,512
Total Debt Securities	—	1,270,758	24,512	1,295,270
Equities	513	—	1,420	1,933
Total Securities Available for Sale	513	1,270,758	25,932	1,297,203
Other Investments	—	28,357	—	28,357
Other Assets(a)	—	16,763	—	16,763
Total Assets	$513	$1,315,878	$25,932	$1,342,323
Other Liabilities(a)	$—	$17,086	$—	$17,086
Total Liabilities	$—	$17,086	$—	$17,086

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$31,664	$—	$31,664
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	864,401	—	864,401
Mortgage-Backed Securities—Commercial	—	149	—	149
Other Government-Sponsored Enterprises	—	242,664	—	242,664
Obligations of States and Political Subdivisions	—	86	—	86
Corporate Securities	—	6,991	—	6,991
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,373	23,373
Total Debt Securities	—	1,145,955	23,373	1,169,328
Equities	555	—	1,420	1,975
Total Securities Available for Sale	555	1,145,955	24,793	1,171,303
Other Investments	—	28,228	—	28,228
Loans Held for Sale	—	—	—	—
Other Assets(a)	—	16,480	—	16,480
Total Assets	$555	$1,190,663	$24,793	$1,216,011
Other Liabilities(a)	$—	$18,726	$—	$18,726
Total Liabilities	$—	$18,726	$—	$18,726

(a)	Non-hedging interest rate derivatives

For the three-month periods ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2013
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,373	$1,420	$—	$—	$24,793
Total gains or losses
Included in earnings	—	—	126	—	126
Included in other comprehensive income	2,391	—	—	—	2,391
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(16,739)	—	(16,739)
Settlements	(1,252)	—	—	—	(1,252)
Transfers into Level 3	—	—	16,613	—	16,613
Balance, end of period	$24,512	$1,420	$—	$—	$25,932

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$22,980	$1,420	$13,412	$—	$37,812
Total gains or losses
Included in earnings	—	—	1,768	(461)	1,307
Included in other comprehensive income	2,268	—	—	—	2,268
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(6,809)	—	(6,809)
Settlements	(740)	—	(295)	—	(1,035)
Transfers into Level 3	—	—	—	461	461
Balance, end of period	$24,508	$1,420	$8,076	$—	$34,004
For the three-months ended March 31, 2013 and 2012, there were no transfers between fair value Levels 1 and 2. However, $16.6 million of loans were transferred into Level 3 from Level 2 during the three-months ended March 31, 2013 due to the loans being transferred to a held for sale status. The loan sales related to two nonperforming relationships for which this was determined to be the appropriate exit strategy. Completion of the loan sales resulted in a $0.1 million gain for the period. For the three-months ended March 31, 2012, $0.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk below investment grade. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2013 and 2012.

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$57,636	$7,956	$65,592
Other real estate owned	—	11,389	215	11,604
Total Assets	$—	$69,025	$8,171	$77,196

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$82,949	$6,827	$89,776
Other real estate owned	—	11,981	247	12,228
Total Assets	$—	$94,930	$7,074	$102,004

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three-Months Ended March 31,
	2013	2012
	(dollars in thousands)
Impaired loans	$(503)	$(376)
Other real estate owned	(131)	(2,909)
Total losses	$(634)	$(3,285)
Impaired loans over $0.1 million are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. The fair value for impaired loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available. First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all impaired loans with balances of $250 thousand and over. For balances under $250 thousand, we rely on a broker-priced opinion.
The fair value for other real estate owned is determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned has a book cost of $10.9 million as of March 31, 2013 and consisted primarily of a manufacturing plant in northern Pennsylvania, residential real estate in eastern Pennsylvania and a commercial real estate property in eastern Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the three-months ended March 31, 2013.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.2 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimated incremental borrowing rate for similar types of borrowing arrangements or an announced redemption price.
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2013
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$53,991	$53,991	$53,991	$—	$—
Interest-bearing deposits	1,780	1,780	1,780	—	—
Securities available for sale	1,297,203	1,297,203	513	1,270,758	25,932
Other investments	28,357	28,357	—	28,357	—
Loans	4,218,810	4,291,687	—	57,636	4,234,051
Financial liabilities
Deposits	4,711,578	4,645,967	—	4,645,967	—
Short-term borrowings	308,100	308,092	—	308,092	—
Long-term debt	174,318	176,295	—	176,295	—
Subordinated debt	105,750	79,539	—	34,699	44,840

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,724	$98,724	$98,724	$—	$—
Interest-bearing deposits	4,258	4,258	4,258	—	—
Securities available for sale	1,171,303	1,171,303	555	1,145,955	24,793
Other investments	28,228	28,228	—	28,228	—
Loans	4,204,704	4,245,114	—	82,949	4,162,165
Financial liabilities
Deposits	4,557,881	4,493,764	—	4,493,764	—
Short-term borrowings	356,227	356,221	—	356,221	—
Long-term debt	174,471	176,178	—	176,178	—
Subordinated debt	105,750	76,735	—	—	76,735

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
We have eleven risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.
The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Credit value adjustment	$(362)	$(2,207)
Notional Amount:
Interest rate derivatives	279,002	223,448
Risk participation agreements	72,774	71,390

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in other income on the Condensed Consolidated Statements of Income:

	For the Three-Months Ended March 31,
	2013	2012
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase in other income	$989	$606
Note 14 Goodwill
FASB ASC Topic 350-20, “Intangibles – Goodwill and Other” requires an annual valuation of the fair value of a reporting unit that has goodwill and a comparison of the fair value to the book value of equity to determine whether the goodwill has been impaired. Goodwill is also required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. When triggering events or circumstances indicate goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. ASU 2011-8 provides that if an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required.
First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of March 31, 2013 and December 31, 2012 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2013 or 2012.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of March 31, 2013 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the Step 1 goodwill impairment test completed as of November 30, 2012 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2012 test.
As of March 31, 2013, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
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
Note 16 Subsequent Event
On April 1, 2013, the Company redeemed $32.5 million in issued and outstanding 9.50% mandatorily redeemable capital securities and $1.1 million in common securities issued by First Commonwealth Capital Trust I at a price of 103.32% . In the second quarter of 2013, the redemption of these securities will result in the recognition of a $1.1 million prepayment penalty and $0.5 million in remaining deferred issuance costs.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three-months ended March 31, 2013 and 2012, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 38 for the three-months ended March 31, 2013 and 2012.
Results of Operations
Three-Months Ended March 31, 2013 Compared to Three-Months Ended March 31, 2012
Net Income
For the three-months ended March 31, 2013, First Commonwealth had net income of $10.6 million, or $0.11 per share, compared to net income of $11.1 million or $0.11 per share in the three-months ended March 31, 2012. The slight decrease in net income was caused by declines in net interest and noninterest income as well as a slightly higher provision for credit losses all of which were partially offset by reductions in noninterest expense.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $46.4 million in the first three months of 2013 compared to $49.4 million for the same period in 2012. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 75% and 73% for the three-months ended March 31, 2013 and 2012, respectively.
Net interest margin, on a fully taxable equivalent basis, was 3.45% for the three-months ended March 31, 2013 compared to 3.75% for the three-months ended March 31, 2012. Contributing to this 30 basis point decline was the recognition in 2012 of $1.0 million in interest income related to the payoff of a loan that was previously in nonaccrual status. This contributed 8 basis points to the net interest margin for the three months ended March 31, 2012. The net interest margin was also affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The low interest rate environment and resulting decline in rates earned on interest-earning assets continued to challenge the net interest margin during the three-months ended March 31, 2013. Despite a disciplined approach to pricing which has provided for maintaining the level of new volume spreads, runoff of existing assets which are earning higher interest rates has continued to provide for lower yields on earning assets. Growth in earning assets has helped to offset the impact of runoff, as average earning assets for the three-months ended March 31, 2013 increased $162.1 million, or 3%, compared to the comparable period in 2012. However, approximately one third of the growth in earning assets relates to the investment portfolio, which earns approximately 200 basis points less than if the funds were used to fund the loan portfolio. It is expected that the challenges to the net interest margin will continue as $2.8 billion in interest-sensitive assets either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.92% for the three-months ended March 31, 2013, a decrease of 47 basis points from the 4.39% yield for the same period in 2012. This decline can be attributed to the repricing of our variable rate assets in a declining rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.59% for the three-months ended March 31, 2013, compared to 0.79% for the same period in 2012.
Comparing the three-months ended March 31, 2013 with the same period in 2012, changes in interest rates negatively impacted net interest income by $4.2 million. The lower yield on interest-earning assets adversely impacted net interest income by $6.7 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $2.6 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines. As part of these strategies, on April 1, 2013, the Company redeemed $32.5 million in issued and outstanding 9.50% mandatorily redeemable capital securities and $1.1 million in common securities issued by First Commonwealth Capital Trust I and replaced the funds with lower cost funding alternatives.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.2 million in the three-months ended March 31, 2013 compared to the same period in 2012. Higher levels of interest-earning assets resulted in an increase of $1.7 million million in interest income, while volume changes primarily attributed to the mix of deposits increased interest expense by $0.5 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Positively affecting net interest income was a $99.5 million increase in average net free funds at March 31, 2013 as compared to March 31, 2012. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the three-months ended March 31, 2013 decreased $62.1 million, or 5%, compared to the comparable period in 2012. The positive change in deposit mix is expected to continue as $729.7 million in certificates of deposits either mature or reprice over the next twelve months.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three-months ended March 31,:

	2013	2012
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$51,761	$56,616
Adjustment to fully taxable equivalent basis	1,029	1,217
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	52,790	57,833
Interest expense	6,343	8,446
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$46,447	$49,387

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three-months ended March 31,:

	2013			2012
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,346	$1	0.12%	$3,776	$1	0.11%
Tax-free investment securities (e)	85	2	7.39	457	8	7.04
Taxable investment securities	1,234,589	7,145	2.35	1,178,774	8,570	2.92
Loans, net of unearned income (b)(c)	4,222,606	45,642	4.38	4,115,483	49,254	4.81
Total interest-earning assets	5,460,626	52,790	3.92	5,298,490	57,833	4.39
Noninterest-earning assets:
Cash	70,629			73,673
Allowance for credit losses	(68,837)			(64,458)
Other assets	567,485			593,648
Total noninterest-earning assets	569,277			602,863
Total Assets	$6,029,903			$5,901,353
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$665,984	$65	0.04%	$624,519	$96	0.06%
Savings deposits (d)	1,940,711	920	0.19	1,951,740	1,305	0.27
Time deposits	1,141,576	3,206	1.14	1,203,668	4,846	1.62
Short-term borrowings	355,912	220	0.25	334,454	227	0.27
Long-term debt	280,152	1,932	2.80	207,338	1,972	3.83
Total interest-bearing liabilities	4,384,335	6,343	0.59	4,321,719	8,446	0.79
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	849,007			764,667
Other liabilities	49,295			50,312
Shareholders’ equity	747,266			764,655
Total noninterest-bearing funding sources	1,645,568			1,579,634
Total Liabilities and Shareholders’ Equity	$6,029,903			$5,901,353
Net Interest Income and Net Yield on Interest-Earning Assets		$46,447	3.45%		$49,387	3.75%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield for three months ended March 31, 2013 calculated using fully taxable equivalent interest income of $1,557.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three-months ended March 31, 2013 compared with March 31, 2012:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$—	$—	$—
Tax-free investment securities	(6)	(7)	1
Taxable investment securities	(1,425)	405	(1,830)
Loans	(3,612)	1,281	(4,893)
Total interest income (b)	(5,043)	1,679	(6,722)
Interest-bearing liabilities:
Interest-bearing demand deposits	(31)	6	(37)
Savings deposits	(385)	(7)	(378)
Time deposits	(1,640)	(250)	(1,390)
Short-term borrowings	(7)	14	(21)
Long-term debt	(40)	693	(733)
Total interest expense	(2,103)	456	(2,559)
Net interest income	$(2,940)	$1,223	$(4,163)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed or probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance against which credit losses are charged.

The table below provides a breakout of the provision for credit losses by loan category for the three-months ended March 31,:

	2013		2012
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$833	19%	$1,619	43%
Real estate construction	(1,123)	(25)	(195)	(5)
Residential real estate	(560)	(12)	44	1
Commercial real estate	4,476	99	487	13
Loans to individuals	901	20	831	22
Unallocated	(30)	(1)	1,001	26
Total	$4,497	100%	$3,787	100%
The provision for credit losses for the three-months ended March 31, 2013 increased in comparison to the three-months ended March 31, 2012, by $0.7 million or 19%. The majority of the provision for credit losses during the three-months ended March 31, 2013, resulted from two non-accrual commercial real estate loans which were sold during the quarter. The sale of

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

the loans required a combined charge-off and related provision expense of $3.1 million for a $15.5 million loan secured by an apartment building in eastern Pennsylvania and a $1.7 million loan secured by mixed use property in eastern Pennsylvania. Credit losses in the first quarter exceeded the provision for credit losses due to charge-offs taken on two nonaccrual loans for which the specific reserves were provided for in 2012. This includes a $2.8 million charge-off taken on a loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy and a $2.5 million charge-off for a western Pennsylvania student housing project for which the bank has begun the foreclosure process.
The negative provision for real estate construction loans can be attributed to the decline in principal balance in that loan category. Compared to December 31, 2012, outstanding real estate construction loans decreased $17.0 million, or 19%.
The allowance for credit losses was $62.3 million, or 1.48%, of total loans outstanding at March 31, 2013, compared to $67.2 million, or 1.60%, at December 31, 2012 and $60.7 million, or 1.47%, at March 31, 2012. The decline compared to December 31, 2012, can be attributed to a $33.6 million, or 12%, decline in criticized loans, which encompasses the $29.3 million, or 27%, decrease in nonperforming loans. Nonperforming loans as a percentage of total loans decreased to 1.86% at March 31, 2013 from 2.56% at December 31, 2012 and 2.17% as of March 31, 2012. The allowance to nonperforming loan ratio was 80%, 62% and 74% as of March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

Below is an analysis of the consolidated allowance for credit losses for the three-months ended March 31, 2013 and 2012 and the year-ended December 31, 2012:

	March 31, 2013	March 31, 2012	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$67,187	$61,234	$61,234
Loans charged off:
Commercial, financial, agricultural and other	538	1,914	5,207
Real estate construction	84	190	3,601
Residential real estate	322	1,712	3,828
Commercial real estate	8,544	235	851
Loans to individuals	988	941	3,482
Total loans charged off	10,476	4,992	16,969
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	128	238	443
Real estate construction	12	56	582
Residential real estate	723	133	422
Commercial real estate	97	158	410
Loans to individuals	94	118	521
Total recoveries	1,054	703	2,378
Net credit losses	9,422	4,289	14,591
Provision charged to expense	4,497	3,787	20,544
Balance, end of period	$62,262	$60,732	$67,187

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Income
The following table presents the components of noninterest income for the three-months ended March 31,:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,663	$1,542	$121	8%
Service charges on deposit accounts	3,401	3,502	(101)	(3)
Insurance and retail brokerage commissions	1,417	1,424	(7)	—
Income from bank owned life insurance	1,428	1,445	(17)	(1)
Card related interchange income	3,188	3,114	74	2
Other income	2,520	3,632	(1,112)	(31)
Subtotal	13,617	14,659	(1,042)	(7)
Net securities gains	4	—	4	N/A
Gain on sale of assets	275	2,115	(1,840)	(87)
Derivatives mark to market	989	606	383	63
Total noninterest income	$14,885	$17,380	$(2,495)	(14)%

Noninterest income, excluding net securities gains, gain on sale of assets and the derivative mark to market adjustment decreased $1.0 million, or 7%, for the first three months of 2013 compared to 2012. The most notable change in this total is the $1.1 million decrease in the other income category, which is largely attributable to a $0.9 million decline in income from other real estate owned. The change in other real estate owned income is primarily the result of rental income received in 2012 from a western Pennsylvania office complex foreclosed on at the end of the first quarter of 2011 and sold in March 2012.
Total noninterest income decreased $2.5 million in comparison to the three-months ended March 31, 2012. The most significant changes in noninterest income, in addition to the aforementioned changes, were a $1.8 million decrease in gain on sale of assets. The higher level of gains in 2012 is primarily the result of a $1.7 million gain recognized on the sale of a loan in March 2012.
Noninterest Expense
The following table presents the components of noninterest expense for the three-months ended March 31,:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$21,793	$21,758	$35	—%
Net occupancy expense	3,635	3,404	231	7
Furniture and equipment expense	3,272	3,184	88	3
Data processing expense	1,516	1,563	(47)	(3)
Pennsylvania shares tax expense	1,190	1,183	7	1
Intangible amortization	358	371	(13)	(4)
Collection and repossession expense	1,151	2,699	(1,548)	(57)
Other professional fees and services	969	1,199	(230)	(19)
FDIC insurance	1,050	1,237	(187)	(15)
Other operating expenses	6,333	6,865	(532)	(8)
Subtotal	41,267	43,463	(2,196)	(5)
Loss on sale or write-down of assets	187	3,289	(3,102)	(94)
Total noninterest expense	$41,454	$46,752	$(5,298)	(11)%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The 2013 decrease in noninterest expense is largely attributable to lower levels of expenses related to problem credits. Specifically, collection and repossession expense was $1.5 million, or 57%, lower as we resolved several large credits over the past twelve months. Additionally, the decline in loss on sale or write-down of assets is primarily attributable to the $2.8 million writedown on one OREO property recognized in the first quarter of 2012. There were no material OREO write-downs recognized in the first quarter of 2013.
Income Tax
The provision for income taxes decreased $0.2 million for the three-months ended March 31, 2013, compared to the corresponding period in 2012. The lower provision for income taxes was primarily the result of a $0.7 million decline in the level of net income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the three-months ended March 31, 2013 and 2012.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 26.5% and 26.4% for the three-months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013, our deferred tax assets totaled $62.2 million. Based on our evaluation as of March 31, 2013, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2013, liquidity provided from the $153.7 million increase in deposits and proceeds of $14.1 million from the sale of loans provided funds to originate loans and purchase investment securities. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2013, our maximum borrowing capacity under this program was $908.4 million and as of that date there was $297.9 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of March 31, 2013, our outstanding certificates of deposits from this program have an average weighted rate of 0.26% and an average original term of 174 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At March 31, 2013, the borrowing capacity under this program totaled $811.4 million and there were no amounts outstanding.
As of March 31, 2013, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.4 billion and as of that date amounts used against this capacity included $347.2 million in outstanding borrowings and $26.0 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution and as of March 31, 2013 there are no amounts outstanding on this line.
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

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Noninterest-bearing demand deposits	$883,307	$883,269
Interest-bearing demand deposits	90,276	97,963
Savings deposits	2,510,615	2,543,990
Time deposits	1,227,380	1,032,659
Total	$4,711,578	$4,557,881
During the first three months of 2013, total deposits increased $153.7 million due to a $194.7 million increase in time deposits, offset by a decrease of $41.1 million in interest-bearing and savings deposits. The increase in time deposits is due to growth in wholesale and retail certificates of deposits of $227.7 million. These deposits offer a more attractive source of funding as they generally have a lower cost of funds than traditional certificates of deposit.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.76 at both March 31, 2013 and December 31, 2012. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year could indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. However, the gap analysis incorporates only the level of interest-earning assets and interest-bearing liabilities and not the sensitivity each has to changes in interest rates. The impact of the sensitivity to changes in interest rates is provided in the table below the gap analysis. Following is the gap analysis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,029,196	$146,053	$301,393	$2,476,642	$1,394,227	$282,635
Investments	89,572	82,449	197,414	369,435	561,798	385,123
Other interest-earning assets	1,780	—	—	1,780	—	—
Total interest-sensitive assets (ISA)	2,120,548	228,502	498,807	2,847,857	1,956,025	667,758
Certificates of Deposit	479,785	92,380	157,544	729,709	488,610	9,061
Other deposits	2,600,891	—	—	2,600,891	—	—
Borrowings	409,970	114	232	410,316	138,639	39,213
Total interest-sensitive liabilitites (ISL)	3,490,646	92,494	157,776	3,740,916	627,249	48,274
Gap	$(1,370,098)	$136,008	$341,031	$(893,059)	$1,328,776	$619,484
ISA/ISL	0.61	2.47	3.16	0.76	3.12	13.83
Gap/Total assets	22.46%	2.23%	5.59%	14.64%	21.79%	10.16%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,950,002	$222,705	$297,530	$2,470,237	$1,436,472	$203,477
Investments	61,914	78,904	142,411	283,229	579,320	328,546
Other interest-earning assets	4,258	—	—	4,258	—	—
Total interest-sensitive assets (ISA)	2,016,174	301,609	439,941	2,757,724	2,015,792	532,023
Certificates of Deposit	208,096	176,556	126,490	511,142	512,040	9,477
Other deposits	2,641,953	—	—	2,641,953	—	—
Borrowings	428,545	29,703	230	458,478	138,652	39,318
Total interest-sensitive liabilitites (ISL)	3,278,594	206,259	126,720	3,611,573	650,692	48,795
Gap	$(1,262,420)	$95,350	$313,221	$(853,849)	$1,365,100	$483,228
ISA/ISL	0.61	1.46	3.47	0.76	3.10	10.90
Gap/Total assets	21.06%	1.59%	5.23%	14.24%	22.77%	8.06%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2013	$(7,428)	$(4,047)	$(341)	$138
December 31, 2012	(8,204)	(4,767)	459	2,153
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three-months ended March 31, 2013 and 2012, the cost of our interest-bearing liabilities averaged 0.59% and 0.79%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.92% and 4.39%, respectively.
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
Credit Risk
First Commonwealth maintains an allowance for credit losses at a level deemed sufficient for losses inherent in the loan portfolio at the date of each statement of financial condition. Management reviews the adequacy of the allowance on a quarterly basis to ensure that the provision for credit losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2013, sixteen loans totaling $1.4 million were identified as troubled debt restructuring. Please refer to Note 10, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructuring.

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
The allowance for credit losses was $62.3 million at March 31, 2013 or 1.48% of total loans outstanding compared to 1.60% reported at December 31, 2012 and 1.47% at March 31, 2012. The decline in the March 31, 2013 ratio when compared to December 31, 2012 can be attributed to a $5.1 million decline in specific reserves on nonperforming loans, primarily due to charge-offs taken during quarter. In addition, nonperforming balances decreased $29.3 million during the first quarter of 2013. Criticized loans totaled $254.9 million at March 31, 2013 and represented 6% of the loan portfolio. The level of criticized loans decreased as of March 31, 2013 when compared to December 31, 2012, by $33.6 million, or 12%. Delinquency on accruing loans for the same period increased $10.4 million, or 48%. The delinquency category of 30 - 59 days and over accounted for the majority of this change with an increase of $7.9 million, or 56% compared to December 31, 2012. This increase is related to a $7.7 million commercial real estate loan which had a balloon payment due in February 2013.
The allowance for credit losses as a percentage of nonperforming loans was 79.54% as of March 31, 2013 compared to 62.47% at December 31, 2012 and 74.45% at March 31, 2012. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $12.7 million related to nonperforming loans covering 16% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31,				December 31, 2012
	2013		2012
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$31,576		$36,405	(c)	$43,539
Loans held for sale on a nonaccrual basis	—		8,076		—
Troubled debt restructured loans on nonaccrual basis	32,565		41,690		50,979
Troubled debt restructured loans on accrual basis	14,140		3,482		13,037
Total nonperforming loans	$78,281		$89,653		$107,555
Loans past due in excess of 90 days and still accruing	$3,927		$8,126		$2,447
Other real estate owned	$10,933		$21,335		$11,262
Loans outstanding at end of period	$4,218,810		$4,128,588	(c)	$4,204,704
Average loans outstanding	$4,222,606	(a)	$4,115,483	(a)	$4,165,292	(b)
Nonperforming loans as a percentage of total loans	1.86%		2.17%		2.56%
Provision for credit losses	$4,497	(a)	$3,787	(a)	$20,544	(b)
Allowance for credit losses	$62,262		$60,732		$67,187
Net charge-offs	$9,422	(a)	$4,289	(a)	$14,591	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.90%		0.42%		0.35%
Provision for credit losses as a percentage of net charge-offs	47.73%	(a)	88.30%	(a)	140.80%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding (c)	1.48%		1.47%		1.60%
Allowance for credit losses as a percentage of nonperforming loans (c)	79.54%		74.45%		62.47%

(a)	For the three-month period ended.

(b)	For the twelve-month period ended.

(c)	End of period loans and nonperforming loans exclude loans held for sale.
Nonperforming loans decreased $29.3 million to $78.3 million at March 31, 2013 compared to $107.6 million at December 31, 2012. Contributing to this decrease was the transfer and sale of $17.2 million of loans related to a real estate developer in eastern Pennsylvania as well as a $2.5 million commercial real estate loan in Nevada. At the time of transfer, $3.1 million in charge-offs were recognized on the $19.7 million in loans in order to reflect the loans at the lower of cost or fair market value. Also, a $3.8 million hotel resort syndication loan in the state of Washington was transferred to accrual status during the first quarter of 2013. This loan also received a $754 thousand partial paydown during the first quarter of 2013. In addition, $5.3 million in charge-offs were recognized on two commercial real estate loans during the quarter, including $2.8 million for a loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy and $2.5 million for a western Pennsylvania student housing project for which the foreclosure process has begun.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,057,663	25%	$1,019,822	24%
Real estate construction	70,461	2	87,438	2
Residential real estate	1,255,515	30	1,241,565	30
Commercial real estate	1,243,676	29	1,273,661	30
Loans to individuals	591,495	14	582,218	14
Total loans and leases net of unearned income	$4,218,810	100%	$4,204,704	100%
During the three-months ended March 31, 2013, loans increased $14.1 million or 0.34% compared to balances outstanding at December 31, 2012. A majority of the loan growth was recognized in the commercial, financial, agricultural and other portfolio and can be attributed to growth in direct middle market lending, syndications in Pennsylvania and contiguous states as well as lending to local municipalities. Increases in the residential real estate portfolio are the result of continued success with our home equity installment product, while loans to individuals increased due to growth in indirect auto lending.
Net charge-offs for the three-months ended March 31, 2013 totaled $9.4 million compared to $4.3 million for the three-months ended March 31, 2012. As previously noted, the most significant charge-offs during the three-months ended March 31, 2013 were a $5.3 million charge-offs recognized on two commercial real estate loans and a $3.1 million charge-off recognized upon transfer of two loans to held for sale. During the three-months ended March 31, 2012, the most significant charge-off was a $1.2 million charge taken on a $2.0 million commercial loan.

	For the Three-Months Ended March 31, 2013			As of March 31, 2013
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$410	4.35%	0.04%	$34,351	43.88%	0.81%
Real estate construction	72	0.77	0.01	8,982	11.47	0.22
Residential real estate	(401)	(4.26)	(0.04)	11,329	14.47	0.27
Commercial real estate	8,447	89.65	0.81	23,379	29.87	0.55
Loans to individuals	894	9.49	0.08	240	0.31	0.01
Total loans, net of unearned income	$9,422	100.00%	0.90%	$78,281	100.00%	1.86%
As the above table illustrates, commercial real estate loans represented a significant portion of the nonperforming loans as of March 31, 2013. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2013, shareholders’ equity was $747.7 million, an increase of $1.7 million from December 31, 2012. The increase was primarily the result of $10.6 million net income offset by $5.0 million of dividends paid to shareholders, decreases of $1.6 million due to changes in the fair value of available for sale investments, and $2.4 million of common stock repurchases. Cash dividends declared per common share were $0.05 and $0.03 for the three-months ended March 31, 2013 and 2012, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of March 31, 2013, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.
As of March 31, 2013, First Commonwealth was considered well-capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$711,651	14.52%	$392,155	8.00%
First Commonwealth Bank	635,673	13.01	390,999	8.00	$488,749	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$650,285	13.27%	$196,077	4.00%
First Commonwealth Bank	574,536	11.76	195,499	4.00	$293,249	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$650,285	11.15%	$233,220	4.00%
First Commonwealth Bank	574,536	9.94	231,279	4.00	$289,098	5.00%
On June 19, 2012, the company announced a $50.0 million common stock repurchase program and on January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. As of March 31, 2013, 5,984,775 shares were repurchased under these programs at an average price of $6.65 per share.
On April 1, 2013, First Commonwealth Financial Corporation redeemed $32.5 million in outstanding 9.50% mandatorily redeemable capital securities issued by First Commonwealth Capital Trust I.
On April 23, 2013, First Commonwealth Financial Corporation declared a quarterly dividend of $0.06 per share payable on May 17, 2013 to shareholders of record as of May 3, 2013. This dividend represents a 20% increase over the previous quarterly dividend of $0.05 per share. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
McGrogan v. First Commonwealth Bank
For a description of McGrogan v. First Commonwealth Bank, refer to the "Legal proceedings" section in Part I, Item 1, Note 6, "Commitments and Contingent Liabilities," which is incorporated herein by reference to this item.
Other Legal Proceedings
First Commonwealth and certain of its subsidiaries have been named as defendants in various legal actions arising out of the normal course of business.  In the opinion of management, the ultimate resolution of these lawsuits should not have a material adverse effect on First Commonwealth's business, consolidated financial position or results of operations. It is possible, however, that future developments could result in an unfavorable ultimate outcome for or resolution of any one or more of the lawsuits in which First Commonwealth or its subsidiaries are defendants, which may be material to First Commonwealth's results of operations for a particular quarterly reporting period. Litigation is inherently uncertain, and management cannot make assurances that First Commonwealth will prevail in any of these actions, nor can management reasonably estimate the amount of damages that First Commonwealth might incur.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. On January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. The following table details the amount of shares repurchased under this program during the first quarter of 2013:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2013	106,574	$7.01	97,892	5,212,517
February 28, 2013	208,200	7.27	208,200	4,860,813
March 31, 2013	16,600	7.24	16,600	4,720,891
Total	331,374	$7.19	322,692

* Remaining number of shares approved under the Plan is estimated based on the market value of the Company's common stock of $7.07 at January 31, 2013, $7.27 at February 28, 2013 and $7.46 at March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2013 Annual Incentive Plan	Filed herewith

10.2	2013-2015 Long-Term Incentive Plan	Filed herewith

10.3	Change of Control Agreement dated March 1, 2013 between First Commonwealth Financial Corporation and Norman J. Montgomery	Filed herewith

10.4	Change of Control Agreement dated March 1, 2013 between First Commonwealth Financial Corporation and Carrie L. Riggle	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 8, 2013	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 8, 2013	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer