Form 10-Q
period 2013-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2013-08-08
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 5, 2013, was 96,442,161.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2013	December 31, 2012
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$77,485	$98,724
Interest-bearing bank deposits	4,497	4,258
Securities available for sale, at fair value	1,306,687	1,171,303
Other investments	33,913	28,228
Loans:
Portfolio loans	4,229,752	4,204,704
Allowance for credit losses	(57,452)	(67,187)
Net loans	4,172,300	4,137,517
Premises and equipment, net	67,751	68,970
Other real estate owned	15,603	11,262
Goodwill	159,956	159,956
Amortizing intangibles, net	1,721	2,375
Bank owned life insurance	172,346	170,925
Other assets	140,757	141,872
Total assets	$6,153,016	$5,995,390
Liabilities
Deposits (all domestic):
Noninterest-bearing	$900,940	$883,269
Interest-bearing	3,832,107	3,674,612
Total deposits	4,733,047	4,557,881
Short-term borrowings	441,848	356,227
Subordinated debentures	72,167	105,750
Other long-term debt	144,615	174,471
Total long-term debt	216,782	280,221
Other liabilities	50,664	55,054
Total liabilities	5,442,341	5,249,383
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at June 30, 2013 and December 31, 2012, and 96,442,161 and 99,629,494 shares outstanding at June 30, 2013 and December 31, 2012, respectively	105,563	105,563
Additional paid-in capital	365,352	365,354
Retained earnings	321,135	315,608
Accumulated other comprehensive (loss) income, net	(16,722)	1,259
Treasury stock (9,121,294 and 5,933,961 shares at June 30, 2013 and December 31, 2012, respectively)	(64,653)	(41,777)
Total shareholders’ equity	710,675	746,007
Total liabilities and shareholders’ equity	$6,153,016	$5,995,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$43,629	$46,408	$88,243	$94,448
Interest and dividends on investments:
Taxable interest	7,319	8,279	14,428	16,828
Interest exempt from federal income taxes	1	5	2	10
Dividends	30	19	66	40
Interest on bank deposits	2	1	3	2
Total interest income	50,981	54,712	102,742	111,328
Interest Expense
Interest on deposits	4,007	5,643	8,198	11,890
Interest on short-term borrowings	287	279	507	506
Interest on subordinated debentures	580	1,422	1,964	2,855
Interest on other long-term debt	409	450	957	989
Total interest on long-term debt	989	1,872	2,921	3,844
Total interest expense	5,283	7,794	11,626	16,240
Net Interest Income	45,698	46,918	91,116	95,088
Provision for credit losses	10,800	4,297	15,297	8,084
Net Interest Income after Provision for Credit Losses	34,898	42,621	75,819	87,004
Noninterest Income
Changes in fair value on impaired securities	2,841	(1,323)	4,705	175
Non-credit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)	(2,841)	1,323	(4,705)	(175)
Net impairment losses	—	—	—	—
Net securities gains	4	—	8	—
Trust income	1,608	1,607	3,271	3,149
Service charges on deposit accounts	3,815	3,737	7,216	7,239
Insurance and retail brokerage commissions	1,384	1,670	2,801	3,094
Income from bank owned life insurance	1,432	1,459	2,860	2,904
Gain on sale of assets	425	1,444	700	3,559
Card related interchange income	3,490	3,285	6,678	6,399
Other income	2,773	2,894	6,282	7,132
Total noninterest income	14,931	16,096	29,816	33,476
Noninterest Expense
Salaries and employee benefits	21,497	22,363	43,290	44,121
Net occupancy expense	3,221	3,303	6,856	6,707
Furniture and equipment expense	3,297	3,024	6,569	6,208
Data processing expense	1,503	1,796	3,019	3,359
Pennsylvania shares tax expense	1,517	1,510	2,707	2,693
Intangible amortization	297	371	655	742
Collection and repossession expense	851	670	2,002	3,369
Other professional fees and services	948	940	1,917	2,139
FDIC insurance	1,084	1,262	2,134	2,499
Loss on redemption of subordinated debt	1,629	—	1,629	—
Other operating expenses	6,154	6,609	12,674	16,763
Total noninterest expense	41,998	41,848	83,452	88,600
Income Before Income Taxes	7,831	16,869	22,183	31,880
Income tax provision	2,015	4,548	5,814	8,508
Net Income	$5,816	$12,321	$16,369	$23,372
Average Shares Outstanding	97,564,699	104,894,261	98,421,956	104,852,494
Average Shares Outstanding Assuming Dilution	97,577,010	104,901,239	98,429,223	104,855,543
Per Share Data:
Basic Earnings per Share	$0.06	$0.12	$0.17	$0.22
Diluted Earnings per Share	$0.06	$0.12	$0.17	$0.22
Cash Dividends Declared per Common Share	$0.06	$0.05	$0.11	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Income	$5,816	$12,321	$16,369	$23,372
Other comprehensive (loss) income, before tax expense:
Unrealized holding (losses) gains on securities arising during the period	(28,071)	998	(32,346)	1,097
Non-credit related gains (losses) on securities not expected to be sold	2,841	(1,323)	4,705	175
Less: reclassification adjustment for gains on securities included in net income	(4)	—	(8)	—
Total other comprehensive (loss) income, before tax expense	(25,234)	(325)	(27,649)	1,272
Income tax benefit (expense) related to items of other comprehensive income	8,824	119	9,668	(439)
Total other comprehensive (loss) income	$(16,410)	$(206)	$(17,981)	$833
Comprehensive (Loss) Income	$(10,594)	$12,115	$(1,612)	$24,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$—	$746,007
Net income				16,369				16,369
Other comprehensive loss					(17,981)			(17,981)
Cash dividends declared ($0.11 per share)				(10,842)				(10,842)
Discount on dividend reinvestment plan purchases			(55)					(55)
Treasury stock acquired	(3,267,692)					(23,247)		(23,247)
Treasury stock reissued	25,359			—		176		176
Restricted stock	55,000	—	53	—		195		248
Balance at June 30, 2013	96,442,161	$105,563	$365,352	$321,135	$(16,722)	$(64,653)	$—	$710,675

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				23,372				23,372
Other comprehensive income					833			833
Cash dividends declared ($0.08 per share)				(8,402)				(8,402)
Net decrease in unearned ESOP shares							1,000	1,000
ESOP market value adjustment ($477, net of $167 tax benefit)			(310)					(310)
Discount on dividend reinvestment plan purchases			(42)					(42)
Tax benefit of stock options exercised			1					1
Treasury stock acquired	(469,700)					(3,045)		(3,045)
Treasury stock reissued	57,552		—	(296)		650		354
Restricted stock	224,000	—	24	(1,264)		1,426		186
Balance at June 30, 2012	104,728,846	$105,563	$365,541	$307,466	$2,834	$(8,314)	$(600)	$772,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six-Months Ended
	June 30,
	2013	2012
	(dollars in thousands)
Operating Activities
Net income	$16,369	$23,372
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,297	8,084
Deferred tax expense	3,848	1,934
Depreciation and amortization	4,736	3,800
Net losses (gains) on securities and other assets	418	(522)
Net amortization of premiums and discounts on securities	1,162	717
Net amortization of premiums and discounts on long term debt	(58)	(56)
Income from increase in cash surrender value of bank owned life insurance	(2,860)	(2,904)
Decrease in interest receivable	606	1,031
Decrease in interest payable	(1,284)	(951)
(Decrease) increase in income taxes payable	(250)	7,042
Decrease in prepaid FDIC insurance	9,205	2,328
Other-net	(3,497)	(6,273)
Net cash provided by operating activities	43,692	37,602
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	42	—
Proceeds from maturities and redemptions	195,806	276,167
Purchases	(360,010)	(292,056)
Purchases of FHLB stock	(10,670)	—
Proceeds from the redemption of FHLB stock	4,984	3,880
Proceeds from bank owned life insurance	1,439	1,408
Proceeds from sale of loans	20,348	15,981
Proceeds from sales of other assets	2,853	10,971
Net increase in loans	(77,496)	(125,567)
Purchases of premises and equipment	(3,106)	(4,022)
Net cash used in investing activities	(225,810)	(113,238)
Financing Activities
Net decrease in federal funds purchased	(24,000)	(26,300)
Net increase in other short-term borrowings	109,621	187,787
Net increase (decrease) in deposits	175,186	(42,692)
Repayments of other long-term debt	(29,797)	(25,238)
Repayments of subordinated debentures	(34,702)	—
Discount on dividend reinvestment plan purchases	(55)	(42)
Dividends paid	(10,842)	(8,402)
Proceeds from reissuance of treasury stock	176	354
Purchase of treasury stock	(24,469)	(1,812)
Stock option tax benefit	—	1
Net cash provided by financing activities	161,118	83,656
Net (decrease) increase in cash and cash equivalents	(21,000)	8,020
Cash and cash equivalents at January 1	102,982	78,478
Cash and cash equivalents at June 30	$81,982	$86,498

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
The results of operations for the six-months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year of 2013. These interim financial statements should be read in conjunction with First Commonwealth’s 2012 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.
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

	For the Six-Months Ended June 30
	2013			2012
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(32,346)	$11,312	$(21,034)	$1,097	$(378)	$719
Non-credit related gains on securities not expected to be sold	4,705	(1,647)	3,058	175	(61)	114
Reclassification adjustment for gains on securities included in net income	(8)	3	(5)	—	—	—
Total available for sale securities	$(27,649)	$9,668	$(17,981)	$1,272	$(439)	$833
Total other comprehensive (loss) income	$(27,649)	$9,668	$(17,981)	$1,272	$(439)	$833

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three-Months Ended June 30
	2013			2012
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(28,071)	$9,817	$(18,254)	$998	$(344)	$654
Non-credit related gains (losses) on securities not expected to be sold	2,841	(995)	1,846	(1,323)	463	(860)
Reclassification adjustment for gains on securities included in net income	(4)	2	(2)	—	—	—
Total available for sale securities	$(25,234)	$8,824	$(16,410)	$(325)	$119	$(206)
Total other comprehensive loss	$(25,234)	$8,824	$(16,410)	$(325)	$119	$(206)

The following table details the change in components of OCI for the six-months ended June 30:

	2013			2012
	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$1,121	$138	$1,259	$1,669	$332	$2,001
Other comprehensive (loss) income before reclassification adjustment	(21,034)	—	(21,034)	719	—	719
Amounts reclassified from accumulated other comprehensive income (loss)	3,053	—	3,053	114	—	114
Net other comprehensive (loss) income during the period	(17,981)	—	(17,981)	833	—	833
Balance at June 30	$(16,860)	$138	$(16,722)	$2,502	$332	$2,834

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes as well as detail on non-cash investing and financing activities for the six-months ended June 30:

	2013	2012
	(dollars in thousands)
Cash paid during the period for:
Interest	$12,990	$17,278
Income taxes	2,200	5,700
Non-cash investing and financing activities:
ESOP loan reductions	$—	$1,000
Loans transferred to other real estate owned and repossessed assets	7,371	3,227
Loans transferred from held to maturity to held for sale	20,135	—
Gross (decrease) increase in market value adjustment to securities available for sale	(27,625)	1,254
Unsettled treasury stock repurchases	—	1,233

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three-Months Ended June 30		For the Six-Months Ended June 30
	2013	2012	2013	2012
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,563,455
Average treasury shares	(7,823,276)	(410,247)	(6,968,649)	(476,286)
Averaged unearned ESOP shares	—	(50,170)	—	(67,580)
Average unearned nonvested shares	(175,480)	(208,777)	(172,850)	(167,095)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	97,564,699	104,894,261	98,421,956	104,852,494
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	12,311	6,978	7,267	3,049
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	97,577,010	104,901,239	98,429,223	104,855,543
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six-months ended June 30 because to do so would have been antidilutive.

	2013			2012
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	40,210	$9.59	$14.55	329,866	$6.36	$14.55
Restricted Stock	92,059	5.96	7.35	96,113	5.96	6.82
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
First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$272	$347

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
The following table identifies the notional amount of those instruments at:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,542,449	$1,506,618
Financial standby letters of credit	40,677	47,185
Performance standby letters of credit	44,389	69,240
Commercial letters of credit	—	685

The notional amounts outstanding as of June 30, 2013 include amounts issued in 2013 of $46 thousand in financial standby letters of credit and $0.5 million in performance standby letters of credit. There were no commercial letters of credit issued during 2013. A liability of $0.1 million and $0.2 million has been recorded as of June 30, 2013 and December 31, 2012, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $2.3 million as of June 30, 2013 and $2.4 million as of December 31, 2012. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal proceedings
McGrogan v. First Commonwealth Bank is a class action that was filed on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank (the “Bank”) promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserts that the Bank committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. At that time, there were 237 account holders with an average age of 64, and the aggregate balances in the IRA Market Rate Savings accounts totaled approximately $11.5 million. Plaintiffs seek monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. On July 27, 2011, the court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim is predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8)%. This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” On August 30, 2012, the Court entered an order granting the Bank’s motion for summary judgment and dismissing the class action claims. The Court found that the Bank retained the right to resign as custodian of the accounts and that the act of resigning as custodian and closing the accounts did not breach the terms of the underlying IRA contract. The Plaintiffs have filed an appeal with the Pennsylvania Superior Court. The appeal was argued before the Superior Court on May 7, 2013.  A decision is currently pending.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other matters
First Commonwealth identified an error related to historical tax reporting for approximately 700-900 customers. A liability related to this error is considered probable, resulting in the establishment of an $0.8 million contingency reserve as of June 30, 2013. The total $0.8 million reserve for this issue represents management's best estimate of liability as resolution of this issue is in the initial stages. The contingent reserve is included in “Other liabilities” in the Condensed Consolidated Statements of Financial Condition.
There are no other material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.
Note 7 Investment Securities
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$25,119	$2,944	$(27)	$28,036	$27,883	$3,781	$—	$31,664
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	981,279	14,549	(17,643)	978,185	839,102	25,691	(392)	864,401
Mortgage-Backed Securities – Commercial	125	1	—	126	148	1	—	149
Other Government-Sponsored Enterprises	267,966	311	(2,981)	265,296	241,970	766	(72)	242,664
Obligations of States and Political Subdivisions	81	2	—	83	82	4	—	86
Corporate Securities	6,698	312	(26)	6,984	6,703	288	—	6,991
Pooled Trust Preferred Collateralized Debt Obligations	49,531	422	(24,084)	25,869	51,866	3	(28,496)	23,373
Total Debt Securities	1,330,799	18,541	(44,761)	1,304,579	1,167,754	30,534	(28,960)	1,169,328
Equities	1,820	288	—	2,108	1,859	116	—	1,975
Total Securities Available for Sale	$1,332,619	$18,829	$(44,761)	$1,306,687	$1,169,613	$30,650	$(28,960)	$1,171,303

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$28,081	$28,265
Due after 1 but within 5 years	239,966	237,114
Due after 5 but within 10 years	—	—
Due after 10 years	56,229	32,853
	324,276	298,232
Mortgage-Backed Securities (a)	1,006,523	1,006,347
Total Debt Securities	$1,330,799	$1,304,579

(a)
Mortgage Backed Securities include an amortized cost of $25.1 million and a fair value of $28.0 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $981.4 million and a fair value of $978.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six-months ended June 30:

	2013	2012
	(dollars in thousands)
Proceeds from sales	$42	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$4	$—
Gross losses	—	—
	4	—
Maturities and impairment
Gross gains	4	—
Gross losses	—	—
Other-than-temporary impairment	—	—
	4	—
Net gains and impairment	$8	$—
Securities available for sale with an estimated fair value of $645.6 million and $631.0 million were pledged as of June 30, 2013 and December 31, 2012, respectively, to secure public deposits and for other purposes required or permitted by law.
Note 8 Other Investments
As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2013 and December 31, 2012, our FHLB stock totaled $33.9 million and $28.2 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
During 2013 and 2012, the FHLB repurchased excess stock from its members by repurchasing the lessor of 5% of the members’ total capital stock outstanding or its total excess capital stock. As a result, during the six-months ended June 30, 2013 and 2012, $5.0 million and $3.9 million, respectively of the stock owned by First Commonwealth was repurchased. The FHLB repurchased stock and paid dividends in 2013 and 2012, however, decisions regarding any future repurchase of excess

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capital stock and dividend payments will be made by the FHLB on a quarterly basis. Management reviewed the FHLB’s Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 8, 2013.
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
After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the six-months ended June 30, 2013. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.
Note 9 Impairment of Investment Securities
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six-months ended June 30, 2013 and 2012, no other-than-temporary impairment charges were recognized. For the six-months ended June 30, 2013, $4.7 million in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. For the same period in 2012, $0.2 million in non-credit related gains for the same pool of securities was recorded in OCI. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at June 30, 2013 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,096	$(27)	$—	$—	$2,096	$(27)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$550,385	$(17,643)	$—	$—	$550,385	$(17,643)
Other Government-Sponsored Enterprises	$186,985	$(2,981)	$—	$—	$186,985	$(2,981)
Corporate Securities	4,798	(26)	—	—	4,798	(26)
Pooled Trust Preferred Collateralized Debt Obligations	$33	$(23)	$21,706	$(24,061)	$21,739	$(24,084)
Total Securities Available for Sale	$744,297	$(20,700)	$21,706	$(24,061)	$766,003	$(44,761)
At June 30, 2013, pooled trust preferred collateralized debt obligations accounted for 54% of the unrealized losses, while fixed income securities issued by U.S. Government-sponsored enterprises comprised 46% of total unrealized losses. The unrealized losses related to U.S. Government-sponsored enterprises are the result of interest rate movements. There were no equity securities in an unrealized loss position at June 30, 2013.
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
Obligations of U.S. Government-Sponsored Enterprises:
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
As of June 30, 2013 and December 31, 2012, our corporate securities had an amortized cost and an estimated fair value of $6.7 million and $7.0 million, and were comprised of single issue trust preferred securities issued primarily by large regional banks. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of June 30, 2013, the book value of our pooled trust preferred collateralized debt obligations totaled $49.5 million with an estimated fair value of $25.9 million, which includes securities comprised of 309 banks and other financial institutions. One of our pooled securities is a senior tranche and the remainders are mezzanine tranches, four of which have no senior class remaining in the issue. One of the pooled issues, representing $2 thousand of the $49.5 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2013, after taking into account management’s best estimates of future interest deferrals and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

defaults, seven of our securities had no excess subordination in the tranches we own and four of our securities had excess subordination which ranged from 10% to 51% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of June 30, 2013:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL I	Senior	$2	$2	$—	Aa3/A	9	33.33%	NM
Pre TSL IV	Mezzanine	1,830	1,206	(624)	Caa2/CCC	6	18.05	50.84
Pre TSL V	Mezzanine	56	33	(23)	C/–	3	100.00	—
Pre TSL VII	Mezzanine	3,705	4,127	422	Ca/C	15	52.80	—
Pre TSL VIII	Mezzanine	1,898	1,022	(876)	C/C	30	58.01	—
Pre TSL IX	Mezzanine	2,286	1,041	(1,245)	Ca/C	44	27.04	9.94
Pre TSL X	Mezzanine	1,333	1,253	(80)	Ca/C	47	34.92	—
Pre TSL XII	Mezzanine	5,357	2,762	(2,595)	Ca/C	70	31.25	—
Pre TSL XIII	Mezzanine	12,451	6,662	(5,789)	Ca/C	61	28.88	20.84
Pre TSL XIV	Mezzanine	13,421	5,611	(7,810)	Ca/C	59	37.00	32.29
MMCap I	Mezzanine	644	492	(152)	Ca/C	12	62.77	—
MM Comm IX	Mezzanine	6,548	1,658	(4,890)	Ca/CC	27	44.41	—
Total		$49,531	$25,869	$(23,662)
Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three- and six-months ended June 30, 2013 and 2012, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2013. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 309 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of June 30, 2013, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of June 30, 2013, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the six-months ended June 30, 2013. Based upon the analysis performed by management, it is probable that seven of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 16 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of June 30, 2013 indicates it is probable that we will collect all contractual principal and interest payments.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL I and PreTSL IV. Our cash flow analysis as of June 30, 2013, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 6% to 158% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield are reflected in the following table as increases in cash flows expected to be collected.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three-Months Ended June 30		For the Six-Months Ended June 30
	2013	2012	2013	2012
	(dollars in thousands)
Balance, beginning (a)	$42,991	$44,501	$43,274	$44,736
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(292)	(271)	(575)	(506)
Balance, ending	$42,699	$44,230	$42,699	$44,230

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the second quarter of 2013 and 2012, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of June 30, 2013 and 2012, there are no equity securities in an unrealized loss position.
Note 10 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,012,315	$1,019,822
Real estate construction	66,243	87,438
Residential real estate	1,269,830	1,241,565
Commercial real estate	1,280,784	1,273,661
Loans to individuals	600,580	582,218
Total loans and leases net of unearned income	$4,229,752	$4,204,704
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
The following tables represent our credit risk profile by creditworthiness:

	June 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$933,092	$52,706	$1,253,021	$1,166,928	$600,411	$4,006,158
Non-Pass
OAEM	35,231	1,030	4,280	71,017	2	111,560
Substandard	43,992	12,507	12,529	42,839	167	112,034
Doubtful	—	—	—	—	—	—
Total Non-Pass	79,223	13,537	16,809	113,856	169	223,594
Total	$1,012,315	$66,243	$1,269,830	$1,280,784	$600,580	$4,229,752

	December 31, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$925,868	$64,353	$1,224,849	$1,119,093	$582,039	$3,916,202
Non-Pass
OAEM	31,049	925	5,647	82,581	3	120,205
Substandard	62,905	18,638	11,069	71,987	176	164,775
Doubtful	—	3,522	—	—	—	3,522
Total Non-Pass	93,954	23,085	16,716	154,568	179	288,502
Total	$1,019,822	$87,438	$1,241,565	$1,273,661	$582,218	$4,204,704
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of June 30, 2013. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
Risk factors associated with commercial real estate and construction related loans are monitored closely since this is an area that represents a significant portion of the loan portfolio and has experienced the most stress during the economic downturn.
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2013 and December 31, 2012. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2013
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$814	$34	$289	$20,170	$21,307	$991,008	$1,012,315
Real estate construction	—	—	—	3,073	3,073	63,170	66,243
Residential real estate	5,058	1,028	1,182	10,719	17,987	1,251,843	1,269,830
Commercial real estate	3,116	48	—	25,136	28,300	1,252,484	1,280,784
Loans to individuals	2,639	1,026	1,177	188	5,030	595,550	600,580
Total	$11,627	$2,136	$2,648	$59,286	$75,697	$4,154,055	$4,229,752

	December 31, 2012
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$991	$620	$288	$29,258	$31,157	$988,665	$1,019,822
Real estate construction	2	19	15	9,778	9,814	77,624	87,438
Residential real estate	6,597	2,357	730	9,283	18,967	1,222,598	1,241,565
Commercial real estate	3,339	1,389	195	46,023	50,946	1,222,715	1,273,661
Loans to individuals	3,140	934	1,219	176	5,469	576,749	582,218
Total	$14,069	$5,319	$2,447	$94,518	$116,353	$4,088,351	$4,204,704
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

Nonperforming loans decreased $34.5 million during the six-months ended June 30, 2013. Contributing to this decrease was the sale of $17.2 million of loans related to a real estate developer in eastern Pennsylvania as well as a $2.5 million commercial real estate loan in Nevada and a $3.5 million construction loan for a Florida condominium project. Also, a $3.8 million hotel resort syndication loan in the state of Washington and a $2.3 million commercial loan to a western Pennsylvania excavation company were returned to accrual status during the first six months of 2013. Additionally, $18.4 million in charge-offs were recognized on three commercial loan relationships during the first half of 2013, including $2.8 million for a commercial real estate loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy, $2.5 million for a commercial real estate loan to a western Pennsylvania student housing project which is in the foreclosure process and $13.1 million for an unsecured commercial loan to a western Pennsylvania real estate developer.

A total of $26.1 million of loans were moved into nonaccrual status during the six-months ended June 30, 2013. Four commercial loan relationships comprise $20.1 million of this total. These relationships include a $7.7 million commercial real estate loan to a real estate management company in western Pennsylvania, a $5.7 million commercial real estate relationship to a western Pennsylvania commercial real estate developer, of which $0.5 million was charged-off and $4.8 million was moved to OREO, all during the six-month period, a $3.6 million commercial relationship to a specialty metal processor in western Pennsylvania, and a $3.1 million commercial relationship with a western Pennsylvania glass manufacturer. In addition to this, $2.0 million in consumer loans which were 150 days or more past due were moved to nonaccrual status. Beginning in the third quarter of 2012, consumer loans are moved to nonaccrual status once they reach 150 days past due, however, in prior periods, these loans were not placed in nonaccrual status if they were well secured and in the process of collection.
The specific allowance for nonperforming loans decreased by $8.1 million at June 30, 2013 compared to December 31, 2012, primarily due to charge-offs of amounts reserved for in prior periods. Unfunded commitments related to nonperforming loans were $1.9 million at June 30, 2013 and after consideration of available collateral related to these commitments, an off balance sheet reserve of $0.1 million was established.
There were no loans held for sale at June 30, 2013 and December 31, 2012; however, sales of loans during the six-months ended June 30, 2013 and 2012 resulted in gains of $0.4 million and $2.9 million, respectively.
Significant nonaccrual loans as of June 30, 2013, include the following:

•
$7.7 million commercial real estate loans to a real estate management company in western Pennsylvania. These loans were originated from 2008 to 2012 and were placed in nonaccrual status in the second quarter of 2013. The most recent appraisal for this real estate collateral was completed in the second quarter of 2013.

•
$2.8 million, the remaining portion net of reserves, of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in 2004 and was placed in nonaccrual status in the fourth quarter of 2009. Charge-offs of $28.5 million have been recorded on this loan, of which $13.1 million occurred in the second quarter of 2013.

•
$3.6 million commercial real estate and industrial loans to a specialty metal processor in western Pennsylvania. This loan was originated in 2003 and was placed in nonaccrual status in the second quarter of 2013. The assets collateralizing this relationship as well as the appraisal for the real estate collateral were valued in the first quarter of 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
$3.4 million commercial real estate loan to an in-patient facility in western Pennsylvania. This loan was originated in 2008 and placed in nonaccrual status in September 2012. Charge-offs of $2.8 million have been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the fourth quarter of 2012.

•
$3.1 million real estate secured loan to a western Pennsylvania nonprofit corporation. This loan was originated in 2008 and placed in nonaccrual status in the second quarter of 2012. The most recent appraisals for the various real estate collateral were completed in the fourth quarter of 2012 and the first quarter of 2013.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2013 and December 31, 2012. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	June 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$15,069	$16,119		$8,080	$8,983
Real estate construction	2,474	6,014		8,491	35,555
Residential real estate	9,017	9,640		7,928	8,401
Commercial real estate	24,190	30,962		33,259	35,401
Loans to individuals	257	268		256	256
Subtotal	51,007	63,003		58,014	88,596
With an allowance recorded:
Commercial, financial, agricultural and other	10,707	11,383	6,627	26,532	27,412	10,331
Real estate construction	1,493	1,799	267	2,756	3,087	300
Residential real estate	4,139	4,148	1,943	2,695	2,696	780
Commercial real estate	5,751	6,052	818	17,558	17,896	6,367
Loans to individuals	—	—	—	—	—	—
Subtotal	22,090	23,382	9,655	49,541	51,091	17,778
Total	$73,097	$86,385	$9,655	$107,555	$139,687	$17,778

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six-Months Ended June 30
	2013		2012
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$12,333	$106	$10,291	$21
Real estate construction	6,900	—	7,268	—
Residential real estate	8,732	78	9,219	11
Commercial real estate	27,867	25	26,529	53
Loans to individuals	246	2	—	—
Subtotal	56,078	211	53,307	85
With an allowance recorded:
Commercial, financial, agricultural and other	20,534	31	19,101	6
Real estate construction	2,017	26	6,865	—
Residential real estate	3,117	12	797	14
Commercial real estate	5,760	52	2,028	—
Loans to individuals	—	—	—	—
Subtotal	31,428	121	28,791	20
Total	$87,506	$332	$82,098	$105

	For the Three-Months Ended June 30
	2013		2012
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$12,853	$55	$7,735	$3
Real estate construction	5,538	—	10,118	—
Residential real estate	9,003	41	15,082	6
Commercial real estate	20,865	13	25,696	19
Loans to individuals	246	1	—	—
Subtotal	48,505	110	58,631	28
With an allowance recorded:
Commercial, financial, agricultural and other	18,486	12	17,441	3
Real estate construction	1,733	14	4,068	—
Residential real estate	3,680	8	644	7
Commercial real estate	5,708	28	1,253	—
Loans to individuals	—	—	—	—
Subtotal	29,607	62	23,406	10
Total	$78,112	$172	$82,037	$38

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$13,811	$13,037
Nonaccrual status	17,519	50,979
Total	$31,330	$64,016
Commitments
Letters of credit	$—	$1,574
Unused lines of credit	1,953	—
Total	$1,953	$1,574
At June 30, 2013, troubled debt restructured loans decreased $32.7 million compared to December 31, 2012 and commitments related to troubled debt restructured loans increased $0.4 million for the same period. This decrease in loans is primarily a result of the sale of a $17.2 million loan for a commercial real estate developer in eastern Pennsylvania and the charge-off of $13.1 million related to an unsecured loan to a western Pennsylvania real estate developer.
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six-Months Ended June 30, 2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$526	$—	$12	$538	$472	$100
Residential real estate	22	280	326	1,284	1,890	1,801	562
Commercial real estate	1	—	244	—	244	237	—
Loans to individuals	6	—	34	6	40	29	—
Total	32	$806	$604	$1,302	$2,712	$2,539	$662

	For the Six-Months Ended June 30, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$447	$18	$6,029	$6,494	$6,494	$2,760
Real estate construction	1	823	—	—	823	815	—
Residential real estate	3	—	97	83	180	133	—
Total	8	$1,270	$115	$6,112	$7,497	$7,442	$2,760
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the six-months ended June 30, 2013 and 2012, $0.6 million and $0.1 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to reamortization. For both 2013 and 2012 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

	For the Three-Months Ended June 30, 2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$100	$—	$—	$100	$100	$100
Residential real estate	13	273	113	769	1,155	1,132	562
Loans to individuals	2	—	10	3	13	9	—
Total	16	$373	$123	$772	$1,268	$1,241	$662

	For the Three-Months Ended June 30, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$447	$18	$6,029	$6,494	$6,494	$2,760
Real estate construction	1	823	—	—	823	815	—
Residential real estate	1	—	—	83	83	82	—
Total	6	$1,270	$18	$6,112	$7,400	$7,391	$2,760
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three-months ended June 30, 2013 and 2012, $0.1 million and $18 thousand, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization. For both 2013 and 2012 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to default during the six-months ended June 30:

	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$9	—	$—
Loans to individuals	3	9	—	—
Total	4	$18	—	$—

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to restructured loans that were considered to default during the three-months ended June 30:

	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Loans to individuals	2	$5	—	$—

The following tables provide detail related to the allowance for credit losses:

	For the Six-Months Ended June 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(14,221)	(755)	(643)	(9,238)	(1,755)	—	(26,612)
Recoveries	264	59	812	108	337	—	1,580
Provision (credit)	10,680	14	362	2,817	1,428	(4)	15,297
Ending Balance	$16,575	$8,246	$6,439	$16,128	$4,142	$5,922	$57,452
Ending balance: individually evaluated for impaired	$6,627	$267	$1,943	$818	$—	$—	$9,655
Ending balance: collectively evaluated for impaired	9,948	7,979	4,496	15,310	4,142	5,922	47,797
Loans:
Ending balance	1,012,315	66,243	1,269,830	1,280,784	600,580		4,229,752
Ending balance: individually evaluated for impaired	24,592	3,904	10,468	27,862	—		66,826
Ending balance: collectively evaluated for impaired	987,723	62,339	1,259,362	1,252,922	600,580		4,162,926

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six-Months Ended June 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(3,668)	(340)	(2,454)	(541)	(1,738)	—	(8,741)
Recoveries	275	92	282	186	264	—	1,099
Provision (credit)	4,495	1,493	554	(968)	1,439	1,071	8,084
Ending Balance	$19,302	$8,001	$6,619	$17,638	$4,209	$5,907	$61,676
Ending balance: individually evaluated for impaired	$8,046	$2,747	$431	$510	$—	$—	$11,734
Ending balance: collectively evaluated for impaired	11,256	5,254	6,188	17,128	4,209	5,907	49,942
Loans:
Ending balance	1,059,675	77,442	1,213,610	1,232,270	576,534		4,159,531
Ending balance: individually evaluated for impaired	31,271	14,915	2,911	31,493	—		80,590
Ending balance: collectively evaluated for impaired	1,028,404	62,527	1,210,699	1,200,777	576,534		4,078,941

	For the Three-Months Ended June 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$20,275	$7,733	$5,749	$18,470	$4,139	$5,896	$62,262
Charge-offs	(13,683)	(671)	(321)	(694)	(767)	—	(16,136)
Recoveries	136	47	89	11	243	—	526
Provision (credit)	9,847	1,137	922	(1,659)	527	26	10,800
Ending Balance	$16,575	$8,246	$6,439	$16,128	$4,142	$5,922	$57,452

	For the Three-Months Ended June 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,143	$6,427	$6,702	$19,371	$4,252	$5,837	$60,732
Charge-offs	(1,754)	(150)	(742)	(306)	(797)	—	(3,749)
Recoveries	37	36	149	28	146	—	396
Provision (credit)	2,876	1,688	510	(1,455)	608	70	4,297
Ending Balance	$19,302	$8,001	$6,619	$17,638	$4,209	$5,907	$61,676

Additional discussion related to changes in the allowance for credit losses can be found in Management's Discussion and Analysis of financial results on pages 43 and 49 of this Form 10-Q.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 Income Taxes
At June 30, 2013 and December 31, 2012, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2009 through 2012 were open for examination as of June 30, 2013.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$25,869	Discounted Cash Flow	Probability of default	0% - 100% (19.32%)
			Prepayment rates	0% - 100% (7.48%)
			Discount rates	6% - 16% (a)
Equities	1,420	Par Value	N/A	N/A
Interest Rate Swap	—	Option model	Counterparty credit risk	6.80% - 9.12% (b)
Impaired Loans	715 (c)	Reserve study	Discount rate	10.00%
			Gas per MCF	$3.67 - $7.60 (d)
			Oil per BBL/d	$90.97 - $106.00 (d)
			NGL per gallon	$1.54 (d)
Other Real Estate Owned	187	Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	represents the range of the credit spread curve used in valuation.

(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(d)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day; NGL - natural gas liquid.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$28,036	$—	$28,036
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	978,185	—	978,185
Mortgage-Backed Securities - Commercial	—	126	—	126
Other Government-Sponsored Enterprises	—	265,296	—	265,296
Obligations of States and Political Subdivisions	—	83	—	83
Corporate Securities	—	6,984	—	6,984
Pooled Trust Preferred Collateralized Debt Obligations	—	—	25,869	25,869
Total Debt Securities	—	1,278,710	25,869	1,304,579
Equities	688	—	1,420	2,108
Total Securities Available for Sale	688	1,278,710	27,289	1,306,687
Other Investments	—	33,913	—	33,913
Loans held for sale	—	—	—	—
Other Assets(a)	—	14,121	—	14,121
Total Assets	$688	$1,326,744	$27,289	$1,354,721
Other Liabilities(a)	$—	$14,363	$—	$14,363
Total Liabilities	$—	$14,363	$—	$14,363

(a)	Non-hedging interest rate derivatives

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$31,664	$—	$31,664
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	864,401	—	864,401
Mortgage-Backed Securities - Commercial	—	149	—	149
Other Government-Sponsored Enterprises	—	242,664	—	242,664
Obligations of States and Political Subdivisions	—	86	—	86
Corporate Securities	—	6,991	—	6,991
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,373	23,373
Total Debt Securities	—	1,145,955	23,373	1,169,328
Equities	555	—	1,420	1,975
Total Securities Available for Sale	555	1,145,955	24,793	1,171,303
Other Investments	—	28,228	—	28,228
Loans Held for Sale	—	—	—	—
Other Assets(a)	—	16,480	—	16,480
Total Assets	$555	$1,190,663	$24,793	$1,216,011
Other Liabilities(a)	$—	$18,726	$—	$18,726
Total Liabilities	$—	$18,726	$—	$18,726

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six-months ended June 30 changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2013
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,373	$1,420	$—	$—	$24,793
Total gains or losses
Included in earnings	—	—	383	—	383
Included in other comprehensive income	5,683	—	—	—	5,683
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(20,518)	—	(20,518)
Settlements	(3,187)	—	—	—	(3,187)
Transfers into Level 3	—	—	20,135	—	20,135
Balance, end of period	$25,869	$1,420	$—	$—	$27,289

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$22,980	$1,420	$13,412	$—	$37,812
Total gains or losses
Included in earnings	—	—	2,870	(461)	2,409
Included in other comprehensive income	1,580	—	—	—	1,580
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(15,981)	—	(15,981)
Settlements	(2,768)	—	(301)	—	(3,069)
Transfers into Level 3	—	—	—	461	461
Balance, end of period	$21,792	$1,420	$—	$—	$23,212
For the six-months ended June 30, 2013 and 2012, there were no transfers between fair value Levels 1 and 2. However, $20.1 million of loans were transferred into Level 3 from Level 2 during the six-months ended June 30, 2013 due to the loans being transferred to a held for sale status. The loan sales related to three nonperforming relationships for which this was determined to be the appropriate exit strategy. Completion of the loan sales resulted in a $0.4 million gain for the period. For the six-months ended June 30, 2012, $0.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk below investment grade. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2013 and 2012.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three-months ended June 30 changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2013
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$24,512	$1,420	$—	$—	$25,932
Total gains or losses
Included in earnings	—	—	257	—	257
Included in other comprehensive income	3,292	—	—	—	3,292
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(3,779)	—	(3,779)
Settlements	(1,935)	—	—	—	(1,935)
Transfers into Level 3	—	—	3,522	—	3,522
Balance, end of period	$25,869	$1,420	$—	$—	$27,289

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$24,508	$1,420	$8,076	$—	34,004
Total gains or losses
Included in earnings	—	—	1,102	—	1,102
Included in other comprehensive income	(688)	—	—	—	(688)
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(9,172)	—	(9,172)
Settlements	(2,028)	—	(6)	—	(2,034)
Transfers from Level 3	—	—	—	—	—
Balance, end of period	$21,792	$1,420	$—	$—	$23,212
For the three-months ended June 30, 2013 and 2012, there were no transfers between fair value Levels 1 and 2. However, $3.5 million of loans were transferred into Level 3 from Level 2 during the three-months ended June 30, 2013 due to the loans being transferred to a held for sale status. The loan sale related to one nonperforming relationship for which this was determined to be the appropriate exit strategy. Completion of the loan sale resulted in a $0.3 million gain for the period. For the three-months ended June 30, 2012, there were no transfers into Level 3 from Level 2. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2013 and 2012.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$55,903	$7,540	$63,443
Other real estate owned	—	17,116	187	17,303
Total Assets	$—	$73,019	$7,727	$80,746

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$82,949	$6,827	$89,776
Other real estate owned	—	11,981	247	12,228
Total Assets	$—	$94,930	$7,074	$102,004

The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three-Months Ended June 30		For the Six-Months Ended June 30
	2013	2012	2013	2012
	(dollars in thousands)
Impaired loans	$(10,806)	$(3,086)	$(11,086)	$(3,742)
Other real estate owned	(241)	(163)	(362)	(3,017)
Total losses	$(11,047)	$(3,249)	$(11,448)	$(6,759)
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
The fair value for other real estate owned is determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement and is classified as Level 2. Other real estate owned has a book cost of $15.6 million as of June 30, 2013 and consisted primarily of a manufacturing plant in northern Pennsylvania, residential real estate in eastern Pennsylvania, and commercial real estate properties in both eastern and western Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the six-months ended June 30, 2013.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
Long-term debt and subordinated debt: The fair value of long-term debt and subordinated debt is estimated by discounting the future cash flows using First Commonwealth’s estimate of the current market rate for similar types of borrowing arrangements or an announced redemption price.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2013
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$77,485	$77,485	$77,485	$—	$—
Interest-bearing deposits	4,497	4,497	4,497	—	—
Securities available for sale	1,306,687	1,306,687	688	1,278,710	27,289
Other investments	33,913	33,913	—	33,913	—
Loans	4,229,752	4,276,416	—	55,903	4,220,513
Financial liabilities
Deposits	4,733,047	4,664,831	—	4,664,831	—
Short-term borrowings	441,848	441,838	—	441,838	—
Long-term debt	144,615	145,721	—	145,721	—
Subordinated debt	72,167	47,833	—	—	47,833

	December 31, 2012
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,724	$98,724	$98,724	$—	$—
Interest-bearing deposits	4,258	4,258	4,258	—	—
Securities available for sale	1,171,303	1,171,303	555	1,145,955	24,793
Other investments	28,228	28,228	—	28,228	—
Loans	4,204,704	4,245,114	—	82,949	4,162,165
Financial liabilities
Deposits	4,557,881	4,493,764	—	4,493,764	—
Short-term borrowings	356,227	356,221	—	356,221	—
Long-term debt	174,471	176,178	—	176,178	—
Subordinated debt	105,750	76,735	—	—	76,735

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
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Credit value adjustment	$(284)	$(2,207)
Notional Amount:
Interest rate derivatives	279,920	223,448
Risk participation agreements	79,411	71,390
Sold credit protection on risk participation agreements	(19,383)	—

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in other income on the Condensed Consolidated Statements of Income:

	For the Three-Months Ended June 30		For the Six-Months Ended June 30
	2013	2012	2013	2012
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase in other income	$78	$144	$1,067	$750
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
First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of June 30, 2013 and December 31, 2012 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2013 or 2012.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of June 30, 2013 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the Step 1 goodwill impairment test completed as of November 30, 2012 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2012 test.
As of June 30, 2013, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three- and six-months ended June 30, 2013 and 2012, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 41 for the six-months ended June 30, 2013 and 2012.
Results of Operations
Six-Months Ended June 30, 2013 Compared to Six-Months Ended June 30, 2012
Net Income
For the six-months ended June 30, 2013, First Commonwealth had net income of $16.4 million, or $0.17 per share, compared to net income of $23.4 million or $0.22 per share in the six-months ended June 30, 2012. The decrease in net income was caused by declines in net interest and noninterest income as well as a higher provision for credit losses, partially offset by reductions in noninterest expense.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $93.2 million in the first six months of 2013 compared to $97.4 million for the same period in 2012. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 75% and 74% for the six-months ended June 30, 2013 and 2012, respectively.
Net interest margin, on a fully taxable equivalent basis, was 3.40% for the six-months ended June 30, 2013 compared to 3.68% for the six-months ended June 30, 2012. The 28 basis point decline was affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The recognition in 2012 of $1.0 million in interest income related to the payoff of a loan that was previously in nonaccrual status also contributed to the decline, increasing the net interest margin by four basis points for the six-months ended June 30, 2012.

The low interest rate environment and resulting decline in rates earned on interest-earning assets challenged the net interest margin during the six-months ended June 30, 2013. New volume spreads for the commercial portfolio resulted from a disciplined pricing approach; however competitive pricing pressures have resulted in reduced spreads on consumer loans, specifically home equity and indirect loans. Also contributing to lower yields on earnings assets is the runoff of existing assets which are earning higher interest rates and growth in the investment portfolio. Growth in earning assets has helped to offset the impact of runoff, as average earning assets for the six-months ended June 30, 2013 increased $200.5 million, or 4%, compared to the comparable period in 2012. However, approximately 44% of the growth in earning assets relates to the investment portfolio, which is earning approximately 200 basis points less than growth in the loan portfolio. Investment portfolio purchases during the six-months ended June 30, 2013, have been primarily in mortgage-related assets with approximate durations of 36-48 months. The majority of these investments have monthly principal payments which will provide for reinvestment opportunities as interest rates rise. It is expected that the challenges to the net interest margin will continue as $2.8 billion in interest-sensitive assets either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.82% for the six-months ended June 30, 2013, a decrease of 47 basis points from the 4.29% yield for the same period in 2012. This decline can be attributed to the repricing of our adjustable rate assets in a declining interest rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.53% for the six-months ended June 30, 2013, compared to 0.76% for the same period in 2012.
Comparing the six-months ended June 30, 2013 with the same period in 2012, changes in interest rates negatively impacted net interest income by $7.0 million. The lower yield on interest-earning assets adversely impacted net interest income by $12.7 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $5.7 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, loan growth and increasing our investment volumes within established interest rate risk management guidelines. As part of these strategies, on April 1, 2013, the Company redeemed $32.5 million in issued and outstanding 9.50% mandatorily redeemable capital securities issued by First Commonwealth Capital Trust I and replaced the funds with lower cost funding alternatives.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

positively impacted net interest income by $2.8 million in the six-months ended June 30, 2013 compared to the same period in 2012. Higher levels of interest-earning assets resulted in an increase of $3.9 million in interest income, while volume changes primarily attributed to long term borrowings increased interest expense by $1.1 million.
Positively affecting net interest income was a $74.5 million increase in average net free funds at June 30, 2013 as compared to June 30, 2012. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the six-months ended June 30, 2013 decreased $5.1 million compared to the comparable period in 2012. The positive change in deposit mix is expected to continue as $700.8 million in certificates of deposits either mature or reprice over the next twelve months.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six-months ended June 30:

	2013	2012
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$102,742	$111,328
Adjustment to fully taxable equivalent basis	2,058	2,307
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	104,800	113,635
Interest expense	11,626	16,240
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$93,174	$97,395

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the six-months ended June 30:

	2013			2012
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,149	$3	0.19%	$3,580	$2	0.11%
Tax-free investment securities (e)	85	3	7.40	454	16	7.09
Taxable investment securities	1,281,409	14,494	2.28	1,192,914	16,868	2.84
Loans, net of unearned income (b)(c)	4,242,800	90,300	4.29	4,129,977	96,749	4.71
Total interest-earning assets	5,527,443	104,800	3.82	5,326,925	113,635	4.29
Noninterest-earning assets:
Cash	71,883			74,069
Allowance for credit losses	(66,572)			(64,203)
Other assets	568,260			586,509
Total noninterest-earning assets	573,571			596,375
Total Assets	$6,101,014			$5,923,300
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$677,879	$130	0.04%	$636,382	$158	0.05%
Savings deposits (d)	1,940,790	1,682	0.17	1,928,454	2,299	0.24
Time deposits	1,179,196	6,386	1.09	1,184,338	9,433	1.60
Short-term borrowings	400,827	507	0.26	378,407	506	0.27
Long-term debt	250,569	2,921	2.35	195,614	3,844	3.95
Total interest-bearing liabilities	4,449,261	11,626	0.53	4,323,195	16,240	0.76
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	861,486			780,611
Other liabilities	48,064			50,519
Shareholders’ equity	742,203			768,975
Total noninterest-bearing funding sources	1,651,753			1,600,105
Total Liabilities and Shareholders’ Equity	$6,101,014			$5,923,300
Net Interest Income and Net Yield on Interest-Earning Assets		$93,174	3.40%		$97,395	3.68%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield for six-months ended June 30, 2013 calculated using fully taxable equivalent interest income of $3,112.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six-months ended June 30, 2013 compared with June 30, 2012:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$—	$1
Tax-free investment securities	(13)	(13)	—
Taxable investment securities	(2,374)	1,250	(3,624)
Loans	(6,449)	2,642	(9,091)
Total interest income (b)	(8,835)	3,879	(12,714)
Interest-bearing liabilities:
Interest-bearing demand deposits	(28)	10	(38)
Savings deposits	(617)	15	(632)
Time deposits	(3,047)	(41)	(3,006)
Short-term borrowings	1	30	(29)
Long-term debt	(923)	1,079	(2,002)
Total interest expense	(4,614)	1,093	(5,707)
Net interest income	$(4,221)	$2,786	$(7,007)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the six-months ended June 30:

	2013		2012
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$10,680	70%	$4,495	56%
Real estate construction	14	—	1,493	18
Residential real estate	362	2	554	7
Commercial real estate	2,817	19	(968)	(12)
Loans to individuals	1,428	9	1,439	18
Unallocated	(4)	—	1,071	13
Total	$15,297	100%	$8,084	100%
The provision for credit losses for the six-months ended June 30, 2013 increased in comparison to the six-months ended June 30, 2012, by $7.2 million or 89%. The majority of the 2013 provision expense, or $13.5 million of the $15.3 million, related to two commercial borrowers. Deterioration in the value of certain assets of a local real estate developer, for which net equity is our expected repayment source, resulted in additional provision expense of $10.4 million and a related charge-off of $13.1 million. The carrying value of this loan is now $5.5 million, with a specific reserve of $2.7 million. In addition, two non-accrual commercial real estate loans which were sold in the first quarter of 2013, required a combined charge-off and related provision expense of $3.1 million. These loans relate to a $15.5 million loan secured by an apartment building in eastern

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Pennsylvania and a $1.7 million loan secured by mixed use property in eastern Pennsylvania. Also impacting provision expense during 2013, is the relief of $0.9 million in specific reserves related to a $2.5 million loan to a western Pennsylvania in-patient facility as a result of the pay-off of the loan in early July 2013 and the relief of $0.4 million in specific reserves related to a western Pennsylvania excavation company which was returned to accrual status during the second quarter of 2013.
Credit losses in the first six months of 2013, exceeded the provision for credit losses due to charge-offs taken on two nonaccrual loans for which the specific reserves were provided for in 2012. This includes $2.8 million charge-off taken on a loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy and a $2.5 million charge-off for a western Pennsylvania student housing project for which the bank has begun the foreclosure process.
The allowance for credit losses was $57.5 million, or 1.36%, of total loans outstanding at June 30, 2013, compared to $67.2 million, or 1.60%, at December 31, 2012 and $61.7 million, or 1.48%, at June 30, 2012. The decline compared to December 31, 2012, can be attributed to a $64.9 million, or 22%, decrease in criticized loans, which includes a reduction of $34.5 million, or 32%, in nonperforming loans. Nonperforming loans as a percentage of total loans decreased to 1.73% at June 30, 2013 from 2.56% at December 31, 2012 and 2.04% as of June 30, 2012. The allowance to nonperforming loan ratio was 79%, 62% and 73% as of June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

Below is an analysis of the consolidated allowance for credit losses for the six-months ended June 30, 2013 and 2012 and the year-ended December 31, 2012:

	June 30, 2013	June 30, 2012	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$67,187	$61,234	$61,234
Loans charged off:
Commercial, financial, agricultural and other	14,221	3,668	5,207
Real estate construction	755	340	3,601
Residential real estate	643	2,454	3,828
Commercial real estate	9,238	541	851
Loans to individuals	1,755	1,738	3,482
Total loans charged off	26,612	8,741	16,969
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	264	275	443
Real estate construction	59	92	582
Residential real estate	812	282	422
Commercial real estate	108	186	410
Loans to individuals	337	264	521
Total recoveries	1,580	1,099	2,378
Net credit losses	25,032	7,642	14,591
Provision charged to expense	15,297	8,084	20,544
Balance, end of period	$57,452	$61,676	$67,187

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Income
The following table presents the components of noninterest income for the six-months ended June 30:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$3,271	$3,149	$122	4%
Service charges on deposit accounts	7,216	7,239	(23)	—
Insurance and retail brokerage commissions	2,801	3,094	(293)	(9)
Income from bank owned life insurance	2,860	2,904	(44)	(2)
Card related interchange income	6,678	6,399	279	4
Other income	5,215	6,382	(1,167)	(18)
Subtotal	28,041	29,167	(1,126)	(4)
Net securities gains	8	—	8	N/A
Gain on sale of assets	700	3,559	(2,859)	(80)
Derivatives mark to market	1,067	750	317	42
Total noninterest income	$29,816	$33,476	$(3,660)	(11)%

Noninterest income, excluding net securities gains, gain on sale of assets and the derivative mark to market adjustment decreased $1.1 million, or 4%, for the first six months of 2013 compared to 2012. The most notable change in this total is the $1.2 million decrease in the other income category, which is largely attributable to a $0.9 million decline in income from other real estate owned. The change in other real estate owned income is primarily the result of rental income received in 2012 from a western Pennsylvania office complex foreclosed on at the end of the first quarter of 2011 and sold in March 2012.
Total noninterest income decreased $3.7 million in comparison to the six-months ended June 30, 2012. The most significant change in noninterest income, in addition to the aforementioned changes, was a $2.9 million decrease in gain on sale of assets. The higher level of gains in 2012 is primarily the result of a $2.9 million gain recognized on the sale of two commercial real estate loans in the first half of 2012 compared to gains of $0.4 million recognized on the sale of loans in the first half of 2013.
Noninterest Expense
The following table presents the components of noninterest expense for the six-months ended June 30:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$43,290	$44,121	$(831)	(2)%
Net occupancy expense	6,856	6,707	149	2
Furniture and equipment expense	6,569	6,208	361	6
Data processing expense	3,019	3,359	(340)	(10)
Pennsylvania shares tax expense	2,707	2,693	14	1
Intangible amortization	655	742	(87)	(12)
Collection and repossession expense	2,002	3,369	(1,367)	(41)
Other professional fees and services	1,917	2,139	(222)	(10)
FDIC insurance	2,134	2,499	(365)	(15)
Other operating expenses	12,144	12,974	(830)	(6)
Subtotal	81,293	84,811	(3,518)	(4)
Loss on sale or write-down of assets	530	3,789	(3,259)	(86)
Loss on redemption of subordinated debt	1,629	—	1,629	N/A
Total noninterest expense	$83,452	$88,600	$(5,148)	(6)%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest expense, excluding loss on sale or write-down of assets and loss on redemption of subordinated debt, decreased $3.5 million, or 4%, for the the first six months of 2013 compared to 2012. The 2013 decrease is largely attributable to lower levels of expenses related to problem credits. Specifically, collection and repossession expense declined $1.4 million, or 41%, as a result of resolving several large credits during the past twelve months.

Salaries and benefits expense decreased $0.8 million in 2013 despite a $0.8 million increase in hospitalization expense, primarily due to a $0.5 million decrease in severance costs and a $0.4 million decrease in expense related to the employee stock ownership plan ("ESOP"). The borrowing that leveraged the shares of the ESOP was paid off in November 2012 and the plan was terminated in December of 2012. As a result, there is no longer any compensation expense related to the plan.

Data processing expense decreased $0.3 million as a result of a 2013 change in vendors which provided savings of $0.4 million in ATM/debit card related expenses.

The $0.4 million decrease in FDIC insurance can be attributed to improved credit metrics used when determining assessment rates.

Other operating expenses decreased $0.8 million in 2013, as a result a $0.8 million decrease in the reserve for off-balance sheet commitments as well as a $0.4 million decrease in both advertising and contributions. These decreases were partially offset by an $0.8 million reserve established for resolution of a 1099 reporting issue.

Additionally, the decline in loss on sale or write-down of assets is primarily attributable to the $2.8 million write-down on one OREO property recognized in the first half of 2012. There were no material OREO write-downs recognized in the first half of 2013.

As a result of the April 1, 2013 early redemption of $32.5 million in redeemable capital securities issued by First Commonwealth Capital Trust I, a loss of $1.6 million was recognized. This loss includes a $1.1 million prepayment penalty and $0.5 million of unamortized deferred issuance costs.
Income Tax
The provision for income taxes decreased $2.7 million for the six-months ended June 30, 2013, compared to the corresponding period in 2012. The lower provision for income taxes was primarily the result of a $9.7 million decline in the level of net income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the six-months ended June 30, 2013 and 2012.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 26.2% and 26.7% for the six-months ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, our deferred tax assets totaled $70.0 million. Based on our evaluation as of June 30, 2013, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Three-Months Ended June 30, 2013 Compared to Three-Months Ended June 30, 2012

Net Income
For the three-months ended June 30, 2013, First Commonwealth had net income of $5.8 million, or $0.06 per share, compared to net income of $12.3 million or $0.12 per share in the three-months ended June 30, 2012. The decrease in net income was caused by declines in net interest and noninterest income as well as a higher provision for credit losses.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $46.7 million in the three-months ended June 30, 2013 compared to $48.0 million for the same period in 2012.
Net interest margin, on a fully taxable equivalent basis, was 3.35% for the three-months ended June 30, 2013 compared to 3.61% for the three-months ended June 30, 2012. The 26 basis point decline in the net interest margin was affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

Despite a disciplined pricing approach for maintaining the level of new volume spreads on commercial loans, runoff of existing assets earning higher interest rates has continued to provide for lower yields on earning assets. Additionally, competitive pricing pressures on consumer loans has resulted in narrowing spreads for these loans. Growth in earning assets has helped to offset the impact of runoff, as average earning assets for the three-months ended June 30, 2013 increased $238.2 million, or 4%, compared to the comparable period in 2012. However, approximately 51% of the growth in earning assets relates to the investment portfolio, which is earning approximately 200 basis points less than the growth in the loan portfolio.
The taxable equivalent yield on interest-earning assets was 3.73% for the three-months ended June 30, 2013, a decrease of 46 basis points from the 4.19% yield for the same period in 2012. This decline can be attributed to the repricing of our adjustable rate assets in a declining rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.47% for the three-months ended June 30, 2013, compared to 0.72% for the same period in 2012.
Comparing the three-months ended June 30, 2013 with the same period in 2012, changes in interest rates negatively impacted net interest income by $2.8 million. The lower yield on interest-earning assets adversely impacted net interest income by $6.0 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $3.1 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, loan growth and increasing our investment volumes within established interest rate risk management guidelines. As part of these strategies, on April 1, 2013, the Company redeemed $32.5 million in issued and outstanding 9.50% mandatorily redeemable capital securities issued by First Commonwealth Capital Trust I and replaced the funds with lower cost funding alternatives.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.6 million in the three-months ended June 30, 2013 compared to the same period in 2012. Higher levels of interest-earning assets resulted in an increase of $2.2 million in interest income, while volume changes primarily attributed to the mix of deposits increased interest expense by $0.6 million.
Positively affecting net interest income was a $49.4 million increase in average net free funds at June 30, 2013 as compared to June 30, 2012. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the three-months ended June 30, 2013 increased $51.4 million, or 4%, compared to the comparable period in 2012 due to the purchase of brokered certificates of deposit which provide a lower costing funding source. The positive change in deposit mix is expected to continue as $700.8 million in certificates of deposits either mature or reprice over the next twelve months.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three-months ended June 30:

	2013	2012
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$50,981	$54,712
Adjustment to fully taxable equivalent basis	1,030	1,090
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	52,011	55,802
Interest expense	5,283	7,794
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$46,728	$48,008

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three-months ended June 30:

	2013			2012
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,954	$2	0.27%	$3,384	$1	0.12%
Tax-free investment securities (e)	84	2	7.41	452	8	7.12
Taxable investment securities	1,327,714	7,349	2.22	1,207,053	8,298	2.76
Loans, net of unearned income (b)(c)	4,262,773	44,658	4.20	4,144,470	47,495	4.61
Total interest-earning assets	5,593,525	52,011	3.73	5,355,359	55,802	4.19
Noninterest-earning assets:
Cash	73,123			74,465
Allowance for credit losses	(64,333)			(63,948)
Other assets	569,028			579,371
Total noninterest-earning assets	577,818			589,888
Total Assets	$6,171,343			$5,945,247
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$689,644	$65	0.04%	$648,244	$61	0.04%
Savings deposits (d)	1,940,868	762	0.16	1,905,168	994	0.21
Time deposits	1,216,403	3,180	1.05	1,165,009	4,588	1.58
Short-term borrowings	445,249	287	0.26	422,361	279	0.27
Long-term debt	221,310	989	1.79	183,890	1,872	4.09
Total interest-bearing liabilities	4,513,474	5,283	0.47	4,324,672	7,794	0.72
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	873,827			796,555
Other liabilities	46,847			50,724
Shareholders’ equity	737,195			773,296
Total noninterest-bearing funding sources	1,657,869			1,620,575
Total Liabilities and Shareholders’ Equity	$6,171,343			$5,945,247
Net Interest Income and Net Yield on Interest-Earning Assets		$46,728	3.35%		$48,008	3.61%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield for three months ended June 30, 2013 calculated using fully taxable equivalent interest income of $1,555.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three-months ended June 30, 2013 compared with June 30, 2012:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$—	$1
Tax-free investment securities	(6)	(7)	1
Taxable investment securities	(949)	828	(1,777)
Loans	(2,837)	1,356	(4,193)
Total interest income (b)	(3,791)	2,177	(5,968)
Interest-bearing liabilities:
Interest-bearing demand deposits	4	4	—
Savings deposits	(232)	19	(251)
Time deposits	(1,408)	202	(1,610)
Short-term borrowings	8	15	(7)
Long-term debt	(883)	381	(1,264)
Total interest expense	(2,511)	621	(3,132)
Net interest income	$(1,280)	$1,556	$(2,836)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three-months ended June 30:

	2013		2012
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$9,847	91%	$2,876	67%
Real estate construction	1,137	11	1,688	39
Residential real estate	922	8	510	12
Commercial real estate	(1,659)	(15)	(1,455)	(34)
Loans to individuals	527	5	608	14
Unallocated	26	—	70	2
Total	$10,800	100%	$4,297	100%
The provision for credit losses for the three-months ended June 30, 2013 increased in comparison to the three-months ended June 30, 2012, by $6.5 million or 151%. The majority of the provision for credit losses during the three-months ended June 30, 2013, or $10.1 million of the $10.8 million, was the result of one commercial borrower. As previously noted, deterioration in the value of certain assets of a local real estate developer, for which net equity is our expected repayment source, resulted in additional provision expense of $10.1 million during the three-months ended June 30, 2013. Also impacting provision expense is the relief of $0.3 million in specific reserves related to a $2.5 million loan to a western Pennsylvania in-patient facility resulting from the pay-off of the loan in early July 2013 and the relief of $0.4 million in specific reserves related to a western

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Pennsylvania excavation company. Credit losses in the second quarter exceeded the provision for credit losses due to the $10.1 million impact noted above.

Below is an analysis of the consolidated allowance for credit losses for the three-months ended June 30, 2013 and 2012 and March 31, 2013:

	June 30, 2013	June 30, 2012	March 31, 2013
	(dollars in thousands)
Balance, beginning of period	$62,262	$60,732	$67,187
Loans charged off:
Commercial, financial, agricultural and other	13,683	1,754	538
Real estate construction	671	150	84
Residential real estate	321	742	322
Commercial real estate	694	306	8,544
Loans to individuals	767	797	988
Total loans charged off	16,136	3,749	10,476
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	136	37	128
Real estate construction	47	36	12
Residential real estate	89	149	723
Commercial real estate	11	28	97
Loans to individuals	243	146	94
Total recoveries	526	396	1,054
Net credit losses	15,610	3,353	9,422
Provision charged to expense	10,800	4,297	4,497
Balance, end of period	$57,452	$61,676	$62,262
Noninterest Income
The following table presents the components of noninterest income for the three-months ended June 30:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,608	$1,607	$1	—%
Service charges on deposit accounts	3,815	3,737	78	2
Insurance and retail brokerage commissions	1,384	1,670	(286)	(17)
Income from bank owned life insurance	1,432	1,459	(27)	(2)
Card related interchange income	3,490	3,285	205	6
Other income	2,695	2,749	(54)	(2)
Subtotal	14,424	14,507	(83)	(1)
Net securities gains	4	—	4	N/A
Gain on sale of assets	425	1,444	(1,019)	(71)
Derivatives mark to market	78	145	(67)	(46)
Total noninterest income	$14,931	$16,096	$(1,165)	(7)%

Noninterest income, excluding net securities gains, gain on sale of assets and the derivative mark to market adjustment decreased $0.1 million, or 1%, for the three-months ended June 30, 2013 compared to the same period in 2012.
Total noninterest income decreased $1.2 million in comparison to the three-months ended June 30, 2012. The most significant changes in noninterest income, in addition to the aforementioned changes, was a $1.0 million decrease in gain on sale of assets. The higher level of gains in 2012 is primarily the result of a $1.1 million gain recognized on the sale of a loan in April 2012 compared to a $0.3 million gain recognized on the sale of loans in June 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Expense
The following table presents the components of noninterest expense for the three-months ended June 30:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$21,497	$22,363	$(866)	(4)%
Net occupancy expense	3,221	3,303	(82)	(2)
Furniture and equipment expense	3,297	3,024	273	9
Data processing expense	1,503	1,796	(293)	(16)
Pennsylvania shares tax expense	1,517	1,510	7	—
Intangible amortization	297	371	(74)	(20)
Collection and repossession expense	851	670	181	27
Other professional fees and services	948	940	8	1
FDIC insurance	1,084	1,262	(178)	(14)
Other operating expenses	5,811	6,109	(298)	(5)
Subtotal	40,026	41,348	(1,322)	(3)
Loss on sale or write-down of assets	343	500	(157)	(31)
Loss on redemption of subordinated debt	1,629	—	1,629	N/A
Total noninterest expense	$41,998	$41,848	$150	—%

Noninterest expense before loss on sale or write-down of assets and the loss on redemption of subordinated debt decreased $1.3 million, or 3%, when comparing the three-months ended June 30, 2013 to the same period in 2012 primarily due to a $0.9 million decrease in salaries and employee benefits expense.

Salaries and benefits expense decreased $0.9 million in the three-months ended June 30, 2013 as the result of a $0.6 million decrease in severance costs and a $0.2 million decrease in expense related to the ESOP benefit. As previously noted, there was no compensation expense in 2013 related to the ESOP because the plan was terminated in December 2012.

The $0.3 million decrease in data processing expense can be attributed to savings in ATM/debit card related expenses as the result of a vendor change in 2013.

Offsetting the reduced levels of non-interest expense noted above, is the recognition of a $1.6 million loss on the redemption of subordinated debt during the three-months ended June 30, 2013. This debt was redeemed on April 1, 2013 and the loss recorded reflects the premium paid at redemption and the recognition of unamortized deferred issuance costs.

Income Tax
The provision for income taxes decreased $2.5 million for the three-months ended June 30, 2013, compared to the corresponding period in 2012. The lower provision for income taxes was primarily the result of a $9.0 million decline in the level of net income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the three-months ended June 30, 2013 and 2012.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 25.7% and 27.0% for the three-months ended June 30, 2013 and 2012, respectively.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2013, liquidity provided from the $175.2 million increase in deposits and proceeds of $20.3 million from the sale of loans provided funds to originate loans and purchase investment securities. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2013, our maximum borrowing capacity under this program was $921.1 million and as of that date there was $297.8 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of June 30, 2013, our outstanding certificates of deposits from this program have an average weighted rate of 0.27% and an average original term of 209 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At June 30, 2013, the borrowing capacity under this program totaled $809.5 million and there were no amounts outstanding.
As of June 30, 2013, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.4 billion and as of that date amounts used against this capacity included $454.3 million in outstanding borrowings and $30.8 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution and as of June 30, 2013 there are no amounts outstanding on this line.
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

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Noninterest-bearing demand deposits	$900,940	$883,269
Interest-bearing demand deposits	101,505	97,963
Savings deposits	2,535,592	2,543,990
Time deposits	1,195,010	1,032,659
Total	$4,733,047	$4,557,881
During the first six months of 2013, total deposits increased $175.2 million due to a $162.4 million increase in time deposits, offset by a decrease of $4.9 million in interest-bearing and savings deposits. The increase in time deposits is due to growth in wholesale certificates of deposits of $227.6 million. These deposits offer a more attractive source of funding as they generally have a lower cost of funds than traditional certificates of deposit.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.73 and 0.76 at June 30, 2013 and December 31, 2012, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year could indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. However, the gap analysis incorporates only the level of interest-earning assets and interest-bearing liabilities and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

not the sensitivity each has to changes in interest rates. The impact of the sensitivity to changes in interest rates is provided in the table below the gap analysis. Following is the gap analysis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,980,698	$207,799	$317,325	$2,505,822	$1,383,428	$281,216
Investments	65,151	78,751	173,868	317,770	630,920	382,178
Other interest-earning assets	4,497	—	—	4,497	—	—
Total interest-sensitive assets (ISA)	2,050,346	286,550	491,193	2,828,089	2,014,348	663,394
Certificates of Deposit	396,964	98,958	204,920	700,842	485,706	8,462
Other deposits	2,637,097	—	—	2,637,097	—	—
Borrowings	514,129	115	7,712	521,956	131,150	5,524
Total interest-sensitive liabilitites (ISL)	3,548,190	99,073	212,632	3,859,895	616,856	13,986
Gap	$(1,497,844)	$187,477	$278,561	$(1,031,806)	$1,397,492	$649,408
ISA/ISL	0.58	2.89	2.31	0.73	3.27	47.43
Gap/Total assets	24.34%	3.05%	4.53%	16.77%	22.71%	10.55%

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,950,002	$222,705	$297,530	$2,470,237	$1,436,472	$203,477
Investments	61,914	78,904	142,411	283,229	579,320	328,546
Other interest-earning assets	4,258	—	—	4,258	—	—
Total interest-sensitive assets (ISA)	2,016,174	301,609	439,941	2,757,724	2,015,792	532,023
Certificates of Deposit	208,096	176,556	126,490	511,142	512,040	9,477
Other deposits	2,641,953	—	—	2,641,953	—	—
Borrowings	428,545	29,703	230	458,478	138,652	39,318
Total interest-sensitive liabilitites (ISL)	3,278,594	206,259	126,720	3,611,573	650,692	48,795
Gap	$(1,262,420)	$95,350	$313,221	$(853,849)	$1,365,100	$483,228
ISA/ISL	0.61	1.46	3.47	0.76	3.10	10.90
Gap/Total assets	21.06%	1.59%	5.23%	14.24%	22.77%	8.06%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2013	$(8,366)	$(4,473)	$(27)	$855
December 31, 2012	(8,204)	(4,767)	459	2,153

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the six-months ended June 30, 2013 and 2012, the cost of our interest-bearing liabilities averaged 0.53% and 0.76%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.82% and 4.29%, respectively.
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
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2013, thirty-two loans totaling $2.7 million were identified as troubled debt restructuring. Please refer to Note 10, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructuring.

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
The allowance for credit losses was $57.5 million at June 30, 2013 or 1.36% of total loans outstanding compared to 1.60% reported at December 31, 2012 and 1.48% at June 30, 2012. The decline in the June 30, 2013 ratio when compared to December 31, 2012 can be attributed to an $8.1 million decline in specific reserves on nonperforming loans, primarily due to charge-offs taken during quarter. In addition, nonperforming balances decreased $34.5 million during the 2013. Criticized loans totaled $223.6 million at June 30, 2013 and represented 5% of the loan portfolio. The level of criticized loans decreased as of June 30, 2013 when compared to December 31, 2012, by $64.9 million, or 22%. Delinquency on accruing loans for the same period decreased $5.4 million, or 25%.
The allowance for credit losses as a percentage of nonperforming loans was 78.60% as of June 30, 2013 compared to 62.47% at December 31, 2012 and 72.61% at June 30, 2012. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $9.7 million related to nonperforming loans covering 13% of the total nonperforming balance.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2013.

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30				December 31, 2012
	2013		2012
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$41,767		$33,457		$43,539
Troubled debt restructured loans on nonaccrual basis	17,519		45,235		50,979
Troubled debt restructured loans on accrual basis	13,811		6,251		13,037
Total nonperforming loans	$73,097		$84,943		$107,555
Loans past due in excess of 90 days and still accruing	$2,648		$10,587		$2,447
Other real estate owned	$15,603		$19,140		$11,262
Loans outstanding at end of period	$4,229,752		$4,159,531		$4,204,704
Average loans outstanding	$4,242,800	(a)	$4,129,977	(a)	$4,165,292	(b)
Nonperforming loans as a percentage of total loans	1.73%		2.04%		2.56%
Provision for credit losses	$15,297	(a)	$8,084	(a)	$20,544	(b)
Allowance for credit losses	$57,452		$61,676		$67,187
Net charge-offs	$25,032	(a)	$7,642	(a)	$14,591	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	1.19%		0.37%		0.35%
Provision for credit losses as a percentage of net charge-offs	61.11%	(a)	105.78%	(a)	140.80%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.36%		1.48%		1.60%
Allowance for credit losses as a percentage of nonperforming loans	78.60%		72.61%		62.47%

(a)	For the six-month period ended.

(b)	For the twelve-month period ended.

Nonperforming loans decreased $34.5 million to $73.1 million at June 30, 2013 compared to $107.6 million at December 31, 2012. Contributing to this decrease was $18.4 million in charge-offs recognized on three commercial loan relationships, including $2.8 million for a commercial real estate loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy, $2.5 million for a commercial real estate loan to a western Pennsylvania student housing project which is in the foreclosure process and $13.1 million for an unsecured commercial loan to a western Pennsylvania real estate developer. Additionally, several nonaccrual loans were sold in 2013, including a $17.2 million loan to a real estate developer in eastern Pennsylvania, a $2.5 million commercial real estate loan in Nevada and a $3.5 million construction loan for a Florida condominium project. Also, a $3.8 million hotel resort syndication loan in the state of Washington and a $2.3 million commercial loan to a western Pennsylvania excavation company were returned to accrual status during the first six months of 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,012,315	24%	$1,019,822	24%
Real estate construction	66,243	2	87,438	2
Residential real estate	1,269,830	30	1,241,565	30
Commercial real estate	1,280,784	30	1,273,661	30
Loans to individuals	600,580	14	582,218	14
Total loans and leases net of unearned income	$4,229,752	100%	$4,204,704	100%
During the six-months ended June 30, 2013, loans increased $25.0 million or 1% compared to balances outstanding at December 31, 2012. During 2013, commercial loan growth has been impacted by actions taken to derisk the balance sheet, including the previously mentioned charge-offs and loans sales as well as decisions to not renew some large commercial real estate credits that were outside our market area or were experiencing deteriorating credit quality. Increases in the residential real estate portfolio are the result of continued growth of our home equity installment product, while loans to individuals increased due to growth in indirect auto lending.
Net charge-offs for the six-months ended June 30, 2013 totaled $25.0 million compared to $7.6 million for the six-months ended June 30, 2012. As previously noted, the most significant charge-offs during the six-months ended June 30, 2013 were $18.4 million charge-offs recognized on three commercial loans and a $3.1 million charge-off recognized upon transfer of two loans to held for sale. During the six-months ended June 30, 2012, the most significant charge-off was a $1.2 million charge taken on a $2.0 million commercial loan.

	For the Six-Months Ended June 30, 2013			As of June 30, 2013
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$13,957	55.76%	0.66%	$25,776	35.26%	0.61%
Real estate construction	696	2.78	0.03	3,967	5.43	0.09
Residential real estate	(169)	(0.68)	(0.01)	13,156	18.00	0.31
Commercial real estate	9,130	36.47	0.44	29,941	40.96	0.71
Loans to individuals	1,418	5.67	0.07	257	0.35	0.01
Total loans, net of unearned income	$25,032	100.00%	1.19%	$73,097	100.00%	1.73%
As the above table illustrates, commercial real estate loans represented a significant portion of the nonperforming loans as of June 30, 2013. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2013, shareholders’ equity was $710.7 million, a decrease of $35.3 million from December 31, 2012. The decrease was primarily the result of $16.4 million net income offset by $23.2 million of common stock repurchases, $10.8 million of dividends paid to shareholders and decreases of $18.0 million in the fair value of available for sale investments. Cash dividends declared per common share were $0.11 and $0.08 for the six-months ended June 30, 2013 and 2012, respectively.
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
On July 9, 2013, federal banking agencies approved changes to the regulatory capital framework which are effective beginning on January 1, 2015, with some items phasing in over a period of time. The most significant of these changes include higher minimum capital requirements, as the minimum tier I capital ratio increased from 4.0% to 6.0% and the establishment of a new common equity tier I capital ratio with a minimum level of 4.5%. Additionally, the new rules improve the quality of capital by providing stricter eligibility criteria for regulatory capital instruments and provide for a phase-in, beginning January 1, 2016, of a capital conservation buffer of 2.5% of risk-weighted assets. This buffer provides a requirement to hold common equity tier 1 capital above the minimum risk-based capital requirements. Management currently expects First Commonwealth will remain well-capitalized after the adoption of these changes.
Under current regulations, quantitative measures to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of June 30, 2013, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.
As of June 30, 2013, First Commonwealth was considered well-capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$735,759	15.16%	$388,295	8.00%
First Commonwealth Bank	703,004	14.52	387,436	8.00	$484,295	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$675,049	13.91%	$194,147	4.00%
First Commonwealth Bank	642,427	13.27	193,718	4.00	$290,577	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$675,049	11.76%	$229,702	4.00%
First Commonwealth Bank	642,427	11.28	227,823	4.00	$284,779	5.00%
The April 1, 2013 redemption of $32.5 million in mandatorily redeemable capital securities issued by First Commonwealth Captial Trust I impacted Tier I and Tier II regulatory capital levels of First Commonwealth Financial Corporation by 66 basis points.
On June 19, 2012, the Company announced a $50.0 million common stock repurchase program and on January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. As of June 30, 2013, 8,921,093 shares were repurchased under these programs at an average price of $6.80 per share.
On July 24, 2013, First Commonwealth Financial Corporation declared a quarterly dividend of $0.06 per share payable on August 16, 2013 to shareholders of record as of August 5, 2013. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. On January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. The following table details the amount of shares repurchased under this program during the second quarter of 2013:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2013	1,548,229	$7.09	1,548,229	3,389,630
May 31, 2013	478,404	7.13	478,404	2,888,146
June 30, 2013	909,685	7.11	909,685	1,947,429
Total	2,936,318	$7.11	2,936,318

* Remaining number of shares approved under the Plan is estimated on based on the market value of the Company's common stock of $7.15 at April 30, 2013, $7.21 at May 31, 2013 and $7.37 at June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	Employment Agreement dated May 31, 2013 between First Commonwealth Financial Corporation and Jane Grebenc	Filed herewith

10.2	Change of Control Agreement dated May 31, 2013 between First Commonwealth Financial Corporation and Jane Grebenc	Filed herewith

10.3	Restricted Stock Agreement dated May 31, 2013 between First Commonwealth Financial Corporation and Jane Grebenc	Filed herewith

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File (XBRL)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 7, 2013	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 7, 2013	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer