Form 10-Q/A
period 2013-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2013-08-13
CIK 712537

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

Explanatory Note

On August 8, 2013, First Commonwealth Financial Corporation (“First Commonwealth”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.  The table under the heading "Capital Resources" of Part I, Item 2 of the Report, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), erroneously contained regulatory capital amounts and ratios as of June 30, 2012.  The sole purpose of this amendment is to correct the information contained under the "Capital Resources" section of the MD&A.  Except as specifically noted above, this amendment does not modify or update disclosures in the original Form 10-Q. Accordingly, this amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update any related or other disclosures.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q/A

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

As of June 30, 2013, First Commonwealth was considered well-capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$650,380	13.27%	$392,041	8.00%
First Commonwealth Bank	621,934	12.70	391,814	8.00	$489,768	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$590,546	12.05%	$196,021	4.00%
First Commonwealth Bank	562,229	11.48	195,907	4.00	$293,861	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$590,546	9.89%	$238,765	4.00%
First Commonwealth Bank	562,229	9.48	237,126	4.00	$296,408	5.00%
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
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 13, 2013	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 13, 2013	/s/ Robert E. Rout
Robert E. Rout Executive Vice President and Chief Financial Officer