Form 10-Q
period 2013-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2013-11-12
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 7, 2013, was 95,250,215.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2013	December 31, 2012
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$88,179	$98,724
Interest-bearing bank deposits	5,077	4,258
Securities available for sale, at fair value	1,291,063	1,171,303
Other investments	33,704	28,228
Loans:
Portfolio loans	4,240,004	4,204,704
Allowance for credit losses	(54,957)	(67,187)
Net loans	4,185,047	4,137,517
Premises and equipment, net	67,050	68,970
Other real estate owned	9,656	11,262
Goodwill	159,956	159,956
Amortizing intangibles, net	1,527	2,375
Bank owned life insurance	173,052	170,925
Other assets	136,651	141,872
Total assets	$6,150,962	$5,995,390
Liabilities
Deposits (all domestic):
Noninterest-bearing	$908,436	$883,269
Interest-bearing	3,709,365	3,674,612
Total deposits	4,617,801	4,557,881
Short-term borrowings	551,628	356,227
Subordinated debentures	72,167	105,750
Other long-term debt	144,501	174,471
Total long-term debt	216,668	280,221
Other liabilities	53,509	55,054
Total liabilities	5,439,606	5,249,383
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at September 30, 2013 and December 31, 2012, and 95,544,765 and 99,629,494 shares outstanding at September 30, 2013 and December 31, 2012, respectively	105,563	105,563
Additional paid-in capital	365,338	365,354
Retained earnings	331,203	315,608
Accumulated other comprehensive (loss) income, net	(19,469)	1,259
Treasury stock (10,018,690 and 5,933,961 shares at September 30, 2013 and December 31, 2012, respectively)	(71,279)	(41,777)
Total shareholders’ equity	711,356	746,007
Total liabilities and shareholders’ equity	$6,150,962	$5,995,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$43,935	$46,339	$132,178	$140,787
Interest and dividends on investments:
Taxable interest	8,280	7,520	22,708	24,348
Interest exempt from federal income taxes	1	1	3	11
Dividends	90	18	156	58
Interest on bank deposits	2	2	5	4
Total interest income	52,308	53,880	155,050	165,208
Interest Expense
Interest on deposits	3,750	5,054	11,948	16,944
Interest on short-term borrowings	362	311	869	817
Interest on subordinated debentures	584	1,424	2,548	4,279
Interest on other long-term debt	383	441	1,340	1,430
Total interest on long-term debt	967	1,865	3,888	5,709
Total interest expense	5,079	7,230	16,705	23,470
Net Interest Income	47,229	46,650	138,345	141,738
Provision for credit losses	2,714	6,754	18,011	14,838
Net Interest Income after Provision for Credit Losses	44,515	39,896	120,334	126,900
Noninterest Income
Changes in fair value on impaired securities	236	1,374	4,941	1,549
Non-credit related gains on securities not expected to be sold (recognized in other comprehensive income)	(236)	(1,374)	(4,941)	(1,549)
Net impairment losses	—	—	—	—
Net securities gains	229	163	237	163
Trust income	1,406	1,631	4,677	4,780
Service charges on deposit accounts	4,227	3,736	11,443	10,975
Insurance and retail brokerage commissions	1,822	1,844	4,623	4,938
Income from bank owned life insurance	1,359	1,465	4,219	4,369
Gain on sale of assets	1,356	757	2,056	4,316
Card related interchange income	3,536	3,260	10,214	9,659
Joint venture termination fee	—	1,909	—	1,909
Other income	3,148	3,090	9,430	10,222
Total noninterest income	17,083	17,855	46,899	51,331
Noninterest Expense
Salaries and employee benefits	20,998	21,280	64,288	65,401
Net occupancy expense	3,274	3,235	10,130	9,942
Furniture and equipment expense	3,294	3,118	9,863	9,326
Data processing expense	1,492	1,987	4,511	5,346
Pennsylvania shares tax expense	1,516	1,510	4,223	4,203
Intangible amortization	193	367	848	1,109
Collection and repossession expense	860	1,281	2,862	4,650
Other professional fees and services	878	1,028	2,795	3,167
FDIC insurance	1,178	1,258	3,312	3,757
Loss on sale or write-down of assets	479	426	1,009	4,215
Loss on redemption of subordinated debt	—	—	1,629	—
Operational losses	238	3,657	790	4,033
Other operating expenses	5,645	5,618	17,237	18,216
Total noninterest expense	40,045	44,765	123,497	133,365
Income Before Income Taxes	21,553	12,986	43,736	44,866
Income tax provision	5,699	3,139	11,513	11,647
Net Income	$15,854	$9,847	$32,223	$33,219
Average Shares Outstanding	96,194,594	104,080,025	97,671,343	104,593,125
Average Shares Outstanding Assuming Dilution	96,208,545	104,098,383	97,675,352	104,595,396
Per Share Data:
Basic Earnings per Share	$0.16	$0.09	$0.33	$0.32
Diluted Earnings per Share	$0.16	$0.09	$0.33	$0.32
Cash Dividends Declared per Common Share	$0.06	$0.05	$0.17	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Income	$15,854	$9,847	$32,223	$33,219
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(4,239)	2,068	(36,585)	3,165
Non-credit related gains on securities not expected to be sold	236	1,374	4,941	1,549
Less: reclassification adjustment for gains on securities included in net income	(229)	(163)	(237)	(163)
Total other comprehensive (loss) income, before tax benefit (expense)	(4,232)	3,279	(31,881)	4,551
Income tax benefit (expense) related to items of other comprehensive (loss) income	1,485	(1,146)	11,153	(1,585)
Total other comprehensive (loss) income	(2,747)	2,133	(20,728)	2,966
Comprehensive Income	$13,107	$11,980	$11,495	$36,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$—	$746,007
Net income				32,223				32,223
Other comprehensive loss					(20,728)			(20,728)
Cash dividends declared ($0.17 per share)				(16,630)				(16,630)
Discount on dividend reinvestment plan purchases			(84)					(84)
Treasury stock acquired	(4,168,088)					(30,001)		(30,001)
Treasury stock reissued	25,359			—		176		176
Restricted stock	58,000	—	68	2		323		393
Balance at September 30, 2013	95,544,765	$105,563	$365,338	$331,203	$(19,469)	$(71,279)	$—	$711,356

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				33,219				33,219
Other comprehensive income					2,966			2,966
Cash dividends declared ($0.13 per share)				(13,633)				(13,633)
Net decrease in unearned ESOP shares							1,500	1,500
ESOP market value adjustment ($685, net of $240 tax benefit)			(445)					(445)
Discount on dividend reinvestment plan purchases			(67)					(67)
Tax benefit of stock options exercised			1					1
Treasury stock acquired	(1,342,517)					(9,112)		(9,112)
Treasury stock reissued	95,552		—	(329)		946		617
Restricted stock	220,000	—	37	(1,264)		1,529		302
Balance at September 30, 2012	103,890,029	$105,563	$365,394	$312,049	$4,967	$(13,982)	$(100)	$773,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine-Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Operating Activities
Net income	$32,223	$33,219
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,011	14,838
Deferred tax expense	9,441	2,507
Depreciation and amortization	6,899	5,736
Net gains on securities and other assets	(892)	(1,392)
Net amortization of premiums and discounts on securities	278	1,075
Net amortization of premiums and discounts on long term debt	(88)	(84)
Income from increase in cash surrender value of bank owned life insurance	(4,219)	(4,369)
Decrease in interest receivable	1,807	1,426
Decrease in interest payable	(1,297)	(2,087)
(Decrease) increase in income taxes payable	(1,093)	6,294
Decrease in prepaid FDIC insurance	9,205	3,500
Other-net	(2,434)	(6,067)
Net cash provided by operating activities	67,841	54,596
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	671	—
Proceeds from maturities and redemptions	258,097	410,909
Purchases	(410,435)	(395,337)
Purchases of FHLB stock	(15,378)	—
Proceeds from the redemption of FHLB stock	9,902	7,317
Proceeds from bank owned life insurance	2,092	2,071
Proceeds from sale of loans	20,760	15,981
Proceeds from sales of other assets	10,880	15,301
Net increase in loans	(94,250)	(185,018)
Purchases of premises and equipment	(4,576)	(6,468)
Net cash used in investing activities	(222,237)	(135,244)
Financing Activities
Net decrease in federal funds purchased	(23,000)	(54,800)
Net increase in other short-term borrowings	218,401	203,792
Net increase (decrease) in deposits	59,945	(10,206)
Repayments of other long-term debt	(29,883)	(25,358)
Repayments of subordinated debentures	(34,702)	—
Discount on dividend reinvestment plan purchases	(84)	(67)
Dividends paid	(16,630)	(13,633)
Proceeds from reissuance of treasury stock	176	617
Purchase of treasury stock	(29,553)	(9,112)
Stock option tax benefit	—	1
Net cash provided by financing activities	144,670	91,234
Net (decrease) increase in cash and cash equivalents	(9,726)	10,586
Cash and cash equivalents at January 1	102,982	78,478
Cash and cash equivalents at September 30	$93,256	$89,064

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
The results of operations for the nine-months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year of 2013. These interim financial statements should be read in conjunction with First Commonwealth’s 2012 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
Note 2 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Condensed Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line in the Condensed Consolidated Statements of Income. The non-credit related gains on securities not expected to be sold are included in the "Noninterest Income" section of the Condensed Consolidated Statements of Income.

	For the Nine-Months Ended September 30
	2013			2012
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(36,585)	$12,799	$(23,786)	$3,165	$(1,100)	$2,065
Non-credit related gains on securities not expected to be sold	4,941	(1,729)	3,212	1,549	(542)	1,007
Reclassification adjustment for gains on securities included in net income	(237)	83	(154)	(163)	57	(106)
Total unrealized (losses) gains on securities	(31,881)	11,153	(20,728)	4,551	(1,585)	2,966
Total other comprehensive (loss) income	$(31,881)	$11,153	$(20,728)	$4,551	$(1,585)	$2,966

	For the Three-Months Ended September 30
	2013			2012
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities arising during the period	$(4,239)	$1,487	$(2,752)	$2,068	$(722)	$1,346
Non-credit related gains on securities not expected to be sold	236	(82)	154	1,374	(481)	893
Reclassification adjustment for gains on securities included in net income	(229)	80	(149)	(163)	57	(106)
Total unrealized (losses) gains on securities	(4,232)	1,485	(2,747)	3,279	(1,146)	2,133
Total other comprehensive (loss) income	$(4,232)	$1,485	$(2,747)	$3,279	$(1,146)	$2,133

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the nine-months ended September 30:

	2013			2012
	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$1,121	$138	$1,259	$1,669	$332	$2,001
Other comprehensive (loss) income before reclassification adjustment	(23,786)	—	(23,786)	2,065	—	2,065
Amounts reclassified from accumulated other comprehensive income (loss)	3,058	—	3,058	901	—	901
Net other comprehensive (loss) income during the period	(20,728)	—	(20,728)	2,966	—	2,966
Balance at September 30	$(19,607)	$138	$(19,469)	$4,635	$332	$4,967

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest and income taxes as well as detail on non-cash investing and financing activities for the nine-months ended September 30:

	2013	2012
	(dollars in thousands)
Cash paid during the period for:
Interest	$18,115	$25,685
Income taxes	3,080	8,900
Non-cash investing and financing activities:
ESOP loan reductions	$—	$1,500
Loans transferred to other real estate owned and repossessed assets	8,847	4,053
Loans transferred from held to maturity to held for sale	20,135	—
Gross (decrease) increase in market value adjustment to securities available for sale	(31,866)	4,529
Unsettled treasury stock repurchases	1,670	—
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three-Months Ended September 30		For the Nine-Months Ended September 30
	2013	2012	2013	2012
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,563,455
Average treasury shares	(9,184,715)	(1,258,029)	(7,715,455)	(738,769)
Averaged unearned ESOP shares	—	(17,575)	—	(50,790)
Average unearned nonvested shares	(184,146)	(207,826)	(176,657)	(180,771)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	96,194,594	104,080,025	97,671,343	104,593,125
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	13,951	16,874	4,009	2,224
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	1,484	—	47
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	96,208,545	104,098,383	97,675,352	104,595,396

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine-months ended September 30 because to do so would have been antidilutive.

	2013			2012
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	31,954	$10.46	$14.55	293,777	$6.90	$14.55
Restricted Stock	92,181	5.96	7.57	93,565	5.96	6.82
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
First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$239	$347

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
The following table identifies the notional amount of those instruments at:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,568,438	$1,506,618
Financial standby letters of credit	40,245	47,185
Performance standby letters of credit	34,084	69,240
Commercial letters of credit	—	685

The notional amounts outstanding as of September 30, 2013 include amounts issued in 2013 of $0.7 million in financial standby letters of credit and $1.2 million in performance standby letters of credit. There were no commercial letters of credit issued during 2013. A liability of $0.1 million and $0.2 million has been recorded as of September 30, 2013 and December 31, 2012, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $2.6 million as of September 30, 2013 and $2.4 million as of December 31, 2012. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal proceedings
McGrogan v. First Commonwealth Bank is a class action that was filed on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank (the “Bank”) promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserts that the Bank committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. At that time, there were 237 account holders with an average age of 64, and the aggregate balances in the IRA Market Rate Savings accounts totaled approximately $11.5 million. Plaintiffs seek monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. On July 27, 2011, the court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim is predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8)%. This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” On August 30, 2012, the Court entered an order granting the Bank’s motion for summary judgment and dismissing the class action claims. The Court found that the Bank retained the right to resign as custodian of the accounts and that the act of resigning as custodian and closing the accounts did not breach the terms of the underlying IRA contract. The parties filed cross-appeals with the Pennsylvania Superior Court which were argued on May 7, 2013.  The Superior Court subsequently issued an order in which it affirmed the trial court’s decision to deny class certification of the fraud and Unfair Trade Practices and Consumer Protection Law Claims and quashed the other issues raised on appeal on the basis that the individual claims of the named plaintiffs had not been finally adjudicated. The case has been remanded to the Court of Common Pleas.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other matters
First Commonwealth identified an error related to historical tax reporting for approximately 700-900 customers. A liability related to this error is considered probable, resulting in the establishment of an $0.8 million contingency reserve as of September 30, 2013. The total $0.8 million reserve for this issue represents management's best estimate of liability as resolution of this issue is in the initial stages. The contingent reserve is included in “Other liabilities” in the Condensed Consolidated Statements of Financial Condition.
There are no other material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.
Note 7 Investment Securities
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$23,787	$2,680	$(16)	$26,451	$27,883	$3,781	$—	$31,664
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	972,347	14,144	(22,258)	964,233	839,102	25,691	(392)	864,401
Mortgage-Backed Securities – Commercial	114	2	—	116	148	1	—	149
Other Government-Sponsored Enterprises	267,969	228	(1,894)	266,303	241,970	766	(72)	242,664
Obligations of States and Political Subdivisions	81	1	—	82	82	4	—	86
Corporate Securities	6,697	304	—	7,001	6,703	288	—	6,991
Pooled Trust Preferred Collateralized Debt Obligations	48,824	96	(23,463)	25,457	51,866	3	(28,496)	23,373
Total Debt Securities	1,319,819	17,455	(47,631)	1,289,643	1,167,754	30,534	(28,960)	1,169,328
Equities	1,420	—	—	1,420	1,859	116	—	1,975
Total Securities Available for Sale	$1,321,239	$17,455	$(47,631)	$1,291,063	$1,169,613	$30,650	$(28,960)	$1,171,303

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amortized cost and estimated fair value of debt securities available for sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$28,081	$28,215
Due after 1 but within 5 years	239,969	238,170
Due after 5 but within 10 years	—	—
Due after 10 years	55,521	32,458
	323,571	298,843
Mortgage-Backed Securities (a)	996,248	990,800
Total Debt Securities	$1,319,819	$1,289,643

(a)
Mortgage Backed Securities include an amortized cost of $23.8 million and a fair value of $26.5 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $972.5 million and a fair value of $964.3 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine-months ended September 30:

	2013	2012
	(dollars in thousands)
Proceeds from sales	$671	$—
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$233	$—
Gross losses	—	—
	233	—
Maturities and impairment
Gross gains	4	163
Gross losses	—	—
Other-than-temporary impairment	—	—
	4	163
Net gains and impairment	$237	$163
Securities available for sale with an estimated fair value of $628.0 million and $631.0 million were pledged as of September 30, 2013 and December 31, 2012, respectively, to secure public deposits and for other purposes required or permitted by law.
Note 8 Other Investments
As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2013 and December 31, 2012, our FHLB stock totaled $33.7 million and $28.2 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
During the first six months of 2013 and the entire year of 2012, the FHLB repurchased excess stock from its members by repurchasing the lesser of 5% of the members’ total capital stock outstanding or its total excess capital stock. In July 2013, the FHLB began repurchasing 100% of a members excess stock on a monthly basis. As a result, during the nine-months ended September 30, 2013 and 2012, $9.9 million and $7.3 million, respectively of the stock owned by First Commonwealth was repurchased. The FHLB repurchased stock and paid dividends in 2013 and 2012, however, decisions regarding any future

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase of excess capital stock and dividend payments will be made by the FHLB on an ongoing basis. Management reviewed the FHLB’s Form 10-Q for the period ended June 30, 2013 filed with the SEC on August 8, 2013.
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
After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the nine-months ended September 30, 2013. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.
Note 9 Impairment of Investment Securities
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine-months ended September 30, 2013 and 2012, no other-than-temporary impairment charges were recognized. For the nine-months ended September 30, 2013, $4.9 million in non-credit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. For the same period in 2012, $1.5 million in non-credit related gains for the same pool of securities was recorded in OCI. All of the securities for which other-than-temporary impairment was recorded were classified as available for sale securities.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross unrealized losses and estimated fair values at September 30, 2013 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,092	$(16)	$—	$—	$2,092	$(16)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	580,232	(22,258)	—	—	580,232	(22,258)
Other Government-Sponsored Enterprises	183,075	(1,894)	—	—	183,075	(1,894)
Pooled Trust Preferred Collateralized Debt Obligations	34	(23)	22,603	(23,440)	22,637	(23,463)
Total Securities Available for Sale	$765,433	$(24,191)	$22,603	$(23,440)	$788,036	$(47,631)
At September 30, 2013, pooled trust preferred collateralized debt obligations accounted for 49% of the unrealized losses, while fixed income securities issued by U.S. Government-sponsored enterprises comprised 51% of total unrealized losses. The unrealized losses related to U.S. Government-sponsored enterprises are the result of interest rate movements. There were no equity securities in an unrealized loss position at September 30, 2013.
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
As of September 30, 2013 and December 31, 2012, our corporate securities had an amortized cost and an estimated fair value of $6.7 million and $7.0 million, respectively, and were comprised of single issue trust preferred securities issued primarily by large regional banks. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of September 30, 2013, the book value of our pooled trust preferred collateralized debt obligations totaled $48.8 million with an estimated fair value of $25.5 million, which includes securities comprised of 307 banks and other financial institutions. At the time of issuance, one of our pooled securities was a senior tranche and the remainders were mezzanine tranches, four of which now have no senior class remaining in the issue. During the three months ended September 30, 2013, the credit rating on six of the pooled issues were upgraded and one was downgraded. However, only one of the pooled issues, representing $2 thousand of the $48.8 million book value, remain above investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of September 30, 2013, after taking into account management’s best estimates of future interest deferrals and defaults, seven of our securities had no excess subordination in the

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tranches we own and four of our securities had excess subordination which ranged from 0% to 57% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of September 30, 2013:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL I	Senior	$2	$2	$—	Aa3/AAA	9	33.33%	—%	*
Pre TSL IV	Mezzanine	1,830	1,266	(564)	Caa2/B	6	18.05	56.91
Pre TSL V	Mezzanine	57	34	(23)	C/-	3	100.00	—
Pre TSL VII	Mezzanine	2,722	2,818	96	Ca/C	15	52.80	—
Pre TSL VIII	Mezzanine	1,927	1,093	(834)	C/C	30	58.01	—
Pre TSL IX	Mezzanine	2,295	1,133	(1,162)	Caa1/C	44	27.04	6.44
Pre TSL X	Mezzanine	1,367	1,330	(37)	Caa3(Ca)/C	47	34.92	—
Pre TSL XII	Mezzanine	5,380	2,958	(2,422)	Caa3/C	69	30.17	—
Pre TSL XIII	Mezzanine	12,468	7,051	(5,417)	Caa3(Ca)/C	61	29.99	16.38
Pre TSL XIV	Mezzanine	13,537	6,211	(7,326)	Ca/C	59	37.00	35.64
MMCap I	Mezzanine	644	495	(149)	Ca/C	11	58.76	—
MM Comm IX	Mezzanine	6,595	1,066	(5,529)	Ca/D	27	44.41	—
Total		$48,824	$25,457	$(23,367)
* Amount considered not meaningful.
Lack of liquidity in the market for trust preferred collateralized debt obligations, below investment grade credit ratings and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three- and nine-months ended September 30, 2013 and 2012, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2013. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 307 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of September 30, 2013, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of September 30, 2013, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the nine-months ended September 30, 2013. Based upon the analysis performed by management, it is probable that seven of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 16 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of September 30, 2013 indicates it is probable that we will collect all contractual principal and interest payments.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL I and PreTSL IV. Our cash flow analysis as of September 30, 2013, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 15% to 165% and will be recognized as an adjustment to yield over the remaining life of these securities. During the three-months ended September 30, 2013, three of these securities, PreTSL VII, PreTSL XII and PreTSL XIII, received unscheduled principal payments, resulting in the recognition of $1.0 million of related excess subordination. The excess subordination recognized as an adjustment to yield are reflected in the following table as increases in cash flows expected to be collected.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three-Months Ended September 30		For the Nine-Months Ended September 30
	2013	2012	2013	2012
	(dollars in thousands)
Balance, beginning (a)	$42,699	$44,230	$43,274	$44,736
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(1,326)	(436)	(1,901)	(942)
Balance, ending	$41,373	$43,794	$41,373	$43,794

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the third quarter of 2013 and 2012, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of September 30, 2013 and 2012, there are no equity securities in an unrealized loss position.
Note 10 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,008,316	$1,019,822
Real estate construction	74,025	87,438
Residential real estate	1,280,990	1,241,565
Commercial real estate	1,272,366	1,273,661
Loans to individuals	604,307	582,218
Total loans and leases net of unearned income	$4,240,004	$4,204,704
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
The following tables represent our credit risk profile by creditworthiness:

	September 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$940,572	$60,322	$1,263,936	$1,190,752	$603,829	$4,059,411
Non-Pass
OAEM	25,287	1,046	5,375	41,688	1	73,397
Substandard	42,457	12,657	11,679	39,926	477	107,196
Doubtful	—	—	—	—	—	—
Total Non-Pass	67,744	13,703	17,054	81,614	478	180,593
Total	$1,008,316	$74,025	$1,280,990	$1,272,366	$604,307	$4,240,004

	December 31, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$925,868	$64,353	$1,224,849	$1,119,093	$582,039	$3,916,202
Non-Pass
OAEM	31,049	925	5,647	82,581	3	120,205
Substandard	62,905	18,638	11,069	71,987	176	164,775
Doubtful	—	3,522	—	—	—	3,522
Total Non-Pass	93,954	23,085	16,716	154,568	179	288,502
Total	$1,019,822	$87,438	$1,241,565	$1,273,661	$582,218	$4,204,704
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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of September 30, 2013. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

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
Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2013 and December 31, 2012. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2013
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$601	$109	$203	$24,365	$25,278	$983,038	$1,008,316
Real estate construction	12	—	—	2,850	2,862	71,163	74,025
Residential real estate	3,942	1,072	988	10,456	16,458	1,264,532	1,280,990
Commercial real estate	570	210	116	22,074	22,970	1,249,396	1,272,366
Loans to individuals	2,581	859	1,057	184	4,681	599,626	604,307
Total	$7,706	$2,250	$2,364	$59,929	$72,249	$4,167,755	$4,240,004

	December 31, 2012
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$991	$620	$288	$29,258	$31,157	$988,665	$1,019,822
Real estate construction	2	19	15	9,778	9,814	77,624	87,438
Residential real estate	6,597	2,357	730	9,283	18,967	1,222,598	1,241,565
Commercial real estate	3,339	1,389	195	46,023	50,946	1,222,715	1,273,661
Loans to individuals	3,140	934	1,219	176	5,469	576,749	582,218
Total	$14,069	$5,319	$2,447	$94,518	$116,353	$4,088,351	$4,204,704
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

Nonperforming loans decreased $36.3 million during the nine-months ended September 30, 2013. Contributing to this decrease was the sale of $17.2 million of loans related to a real estate developer in eastern Pennsylvania as well as a $2.5 million commercial real estate loan in Nevada and a $3.5 million construction loan for a Florida condominium project. Also, a $3.8 million hotel resort syndication loan in the state of Washington and a $2.3 million commercial loan to a western Pennsylvania excavation company were returned to accrual status during the first nine months of 2013. Additionally, $21.2 million in charge-offs were recognized on four commercial loan relationships during the first nine months of 2013, including $2.8 million for a commercial real estate loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy, $3.0 million for a commercial real estate loan to a western Pennsylvania student housing project which paid off during the third quarter of 2013, $2.3 million for a commercial industrial loan to a local energy company and $13.1 million for an unsecured commercial loan to a western Pennsylvania real estate developer.

A total of $39.8 million of loans were moved into nonaccrual status during the nine-months ended September 30, 2013. Five commercial loan relationships comprise $32.7 million of this total. These relationships include:

•	$12.7 million in commercial industrial loans to a local energy company,

•	a $7.6 million commercial real estate loan to a real estate management company in western Pennsylvania,

•
a $5.7 million commercial real estate relationship to a western Pennsylvania commercial real estate developer, of which $0.5 million was charged-off and $4.8 million was moved to OREO, all during the nine-months ended September 30, 2013,

•	a $3.6 million commercial relationship to a specialty metal processor in western Pennsylvania, and

•	a $3.1 million commercial relationship with a western Pennsylvania glass manufacturer.

In addition to this, $2.7 million in consumer loans which were 150 days or more past due were moved to nonaccrual status. Beginning in the third quarter of 2012, consumer loans are moved to nonaccrual status once they reach 150 days past due, however, in prior periods, these loans were not placed in nonaccrual status if they were well secured and in the process of collection.
The specific allowance for nonperforming loans decreased by $9.5 million at September 30, 2013 compared to December 31, 2012, primarily due to charge-offs of amounts reserved for in prior periods as well as the payoff of certain nonaccrual loans previously discussed. Unfunded commitments related to nonperforming loans were $0.5 million at September 30, 2013 and after consideration of available collateral related to these commitments, an off balance sheet reserve of $0.2 million was established.
There were no loans held for sale at September 30, 2013 and December 31, 2012; however, sales of loans during the nine-months ended September 30, 2013 and 2012 resulted in gains of $0.6 million and $2.9 million, respectively.
Significant nonaccrual loans as of September 30, 2013, include the following:

•
$12.7 million of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. One of these loans, totaling $3.3 million, was modified resulting in TDR classification in the second quarter of 2012. An updated valuation of the collateral was completed during the third quarter of 2013.

•
$7.6 million commercial industrial loan to a real estate management company in western Pennsylvania. These loans were originated in 2008 and were placed on nonaccrual status in the second quarter of 2013. The most recent appraisal for this real estate collateral was completed in the second quarter of 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
$2.8 million, the remaining portion net of reserves, of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in 2004 and was placed on nonaccrual status in the fourth quarter of 2009. Charge-offs of $28.5 million have been recorded on this loan, of which $13.1 million occurred in the second quarter of 2013.

•
$3.5 million commercial real estate and industrial loans to a specialty metal processor in western Pennsylvania. This loan was originated in 2003 and was placed on nonaccrual status in the second quarter of 2013. The assets collateralizing this relationship as well as the appraisal for the real estate collateral were valued in the first quarter of 2013.

•
$3.4 million commercial real estate loan to an in-patient facility in western Pennsylvania. This loan was originated in 2008 and placed on nonaccrual status in September 2012. Charge-offs of $2.8 million have been recorded on this loan. The most recent appraisal for the real estate collateral was completed in the fourth quarter of 2012.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2013 and December 31, 2012. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	September 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$10,209	$11,137		$8,080	$8,983
Real estate construction	2,251	5,795		8,491	35,555
Residential real estate	9,493	10,118		7,928	8,401
Commercial real estate	21,695	23,111		33,259	35,401
Loans to individuals	257	272		256	256
Subtotal	43,905	50,433		58,014	88,596
With an allowance recorded:
Commercial, financial, agricultural and other	16,530	17,064	4,889	26,532	27,412	10,331
Real estate construction	1,866	2,181	165	2,756	3,087	300
Residential real estate	3,406	3,440	1,377	2,695	2,696	780
Commercial real estate	5,512	8,924	1,808	17,558	17,896	6,367
Loans to individuals	—	—	—	—	—	—
Subtotal	27,314	31,609	8,239	49,541	51,091	17,778
Total	$71,219	$82,042	$8,239	$107,555	$139,687	$17,778

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine-Months Ended September 30
	2013		2012
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$14,482	$147	$9,281	$116
Real estate construction	5,390	—	6,641	—
Residential real estate	9,376	129	7,604	17
Commercial real estate	26,390	119	27,869	50
Loans to individuals	248	3	9	—
Subtotal	55,886	398	51,404	183
With an allowance recorded:
Commercial, financial, agricultural and other	15,552	46	21,025	5
Real estate construction	1,848	35	7,381	—
Residential real estate	3,001	24	1,532	20
Commercial real estate	5,628	1	2,713	11
Loans to individuals	—	—	—	—
Subtotal	26,029	106	32,651	36
Total	$81,915	$504	$84,055	$219

	For the Three-Months Ended September 30
	2013		2012
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$14,000	$41	$6,664	$94
Real estate construction	2,340	—	4,954	—
Residential real estate	9,977	52	4,374	6
Commercial real estate	23,428	42	29,878	14
Loans to individuals	251	1	28	—
Subtotal	49,996	136	45,898	114
With an allowance recorded:
Commercial, financial, agricultural and other	10,370	16	25,469	2
Real estate construction	1,541	8	8,848	—
Residential real estate	3,349	10	2,130	6
Commercial real estate	5,371	1	4,754	11
Loans to individuals	—	—	—	—
Subtotal	20,631	35	41,201	19
Total	$70,627	$171	$87,099	$133

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$11,290	$13,037
Nonaccrual status	17,807	50,979
Total	$29,097	$64,016
Commitments
Letters of credit	$—	$1,574
Unused lines of credit	3,244	—
Total	$3,244	$1,574
At September 30, 2013, troubled debt restructured loans decreased $34.9 million compared to December 31, 2012 and commitments related to troubled debt restructured loans increased $1.7 million for the same period. This decrease in loans is primarily a result of the sale of a $17.2 million loan for a commercial real estate developer in eastern Pennsylvania and the charge-off of $13.1 million related to an unsecured loan to a western Pennsylvania real estate developer. The increase in unused line of credit commitments is related to two commercial borrowers.
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine-Months Ended September 30, 2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	7	$2,969	$—	$105	$3,074	$1,041	$198
Residential real estate	32	347	350	1,552	2,249	1,924	274
Commercial real estate	6	758	244	1,551	2,553	2,484	1,062
Loans to individuals	12	9	70	28	107	83	—
Total	57	$4,083	$664	$3,236	$7,983	$5,532	$1,534

	For the Nine-Months Ended September 30, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	10	$1,599	$187	$7,538	$9,324	$8,885	$3,140
Real estate construction	1	823	—	—	823	791	—
Residential real estate	3	—	97	83	180	131	—
Commercial real estate	1	—	516	—	516	529	98
Total	15	$2,422	$800	$7,621	$10,843	$10,336	$3,238

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the nine-months ended September 30, 2013 and 2012, $0.6 million and $0.8 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization. For both 2013 and 2012 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

	For the Three-Months Ended September 30, 2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	4	$2,442	$—	$93	$2,535	$601	$198
Residential real estate	10	67	24	269	360	361	—
Commercial real estate	5	758	—	1,551	2,309	2,252	1,062
Loans to individuals	6	10	36	21	67	58	—
Total	25	$3,277	$60	$1,934	$5,271	$3,272	$1,260

	For the Three-Months Ended September 30, 2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	6	$1,153	$169	$1,509	$2,831	$3,004	$746
Commercial real estate	1	—	516	—	516	529	98
Total	7	$1,153	$685	$1,509	$3,347	$3,533	$844
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three-months ended September 30, 2013 and 2012, $45 thousand and $0.7 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization. For both 2013 and 2012 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to default during the nine-months ended September 30:

	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$9	—	$—
Loans to individuals	2	9	—	—
Total	3	$18	—	$—

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to restructured loans that were considered to default during the three-months ended September 30:

	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$9	—	$—
Loans to individuals	1	5	—	—
Total	2	$14	—	$—

The following tables provide detail related to the allowance for credit losses:

	For the Nine-Months Ended September 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(17,302)	(773)	(1,400)	(10,051)	(2,669)	—	(32,195)
Recoveries	345	140	883	121	465	—	1,954
Provision (credit)	12,038	(1,865)	446	4,318	2,266	808	18,011
Ending Balance	$14,933	$6,430	$5,837	$16,829	$4,194	$6,734	$54,957
Ending balance: individually evaluated for impairment	$4,889	$165	$1,377	$1,808	$—	$—	$8,239
Ending balance: collectively evaluated for impairment	10,044	6,265	4,460	15,021	4,194	6,734	46,718
Loans:
Ending balance	1,008,316	74,025	1,280,990	1,272,366	604,307		4,240,004
Ending balance: individually evaluated for impairment	25,620	4,028	9,794	25,197	—		64,639
Ending balance: collectively evaluated for impairment	982,696	69,997	1,271,196	1,247,169	604,307		4,175,365

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine-Months Ended September 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(4,939)	(2,356)	(2,984)	(638)	(2,494)	—	(13,411)
Recoveries	349	121	331	256	396	—	1,453
Provision (credit)	4,470	4,341	1,120	1,855	2,074	978	14,838
Ending Balance	$18,080	$8,862	$6,704	$20,434	$4,220	$5,814	$64,114
Ending balance: individually evaluated for impairment	$7,306	$973	$719	$3,916	$—	$—	$12,914
Ending balance: collectively evaluated for impairment	10,774	7,889	5,985	16,518	4,220	5,814	51,200
Loans:
Ending balance	1,087,019	95,425	1,228,328	1,217,249	586,278		4,214,299
Ending balance: individually evaluated for impairment	32,833	11,427	7,224	37,369	—		88,853
Ending balance: collectively evaluated for impairment	1,054,186	83,998	1,221,104	1,179,880	586,278		4,125,446

	For the Three-Months Ended September 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$16,575	$8,246	$6,439	$16,128	$4,142	$5,922	$57,452
Charge-offs	(3,081)	(18)	(757)	(813)	(914)	—	(5,583)
Recoveries	81	81	71	13	128	—	374
Provision (credit)	1,358	(1,879)	84	1,501	838	812	2,714
Ending Balance	$14,933	$6,430	$5,837	$16,829	$4,194	$6,734	$54,957

	For the Three-Months Ended September 30, 2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,302	$8,001	$6,619	$17,638	$4,209	$5,907	$61,676
Charge-offs	(1,271)	(2,016)	(530)	(97)	(756)	—	(4,670)
Recoveries	74	29	49	70	132	—	354
Provision (credit)	(25)	2,848	566	2,823	635	(93)	6,754
Ending Balance	$18,080	$8,862	$6,704	$20,434	$4,220	$5,814	$64,114

Additional discussion related to changes in the allowance for credit losses can be found in Management's Discussion and Analysis of financial results on pages 42 and 49 of this Form 10-Q.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 Income Taxes
At September 30, 2013 and December 31, 2012, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2010 through 2012 were open for examination as of September 30, 2013.
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

•
Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, interest rate derivatives that include interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

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

•
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the valuation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are pooled trust preferred collateralized debt obligations, non-marketable equity investments, certain interest rate derivatives, certain other real estate owned and certain impaired loans.

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
In 2013, we experienced a $0.9 million credit loss as a result of a counterparty's inability to pay the net uncollaterlized position on an interest rate swap. The full amount of this credit loss was provided for in prior periods. Additionally, as the result of deterioration in other counterparties' (loan customers) credit quality for certain interest rate derivatives, future amounts previously believed to be collectible under the terms of the interest rate derivative have now been deemed to be uncollectible.
In accordance with ASU 2011-4, the following table provides information related to quantitative inputs and assumptions used in Level 3 fair value measurements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$25,457	Discounted Cash Flow	Probability of default	0% - 100% (19.61%)
			Prepayment rates	0% - 99.75% (8.2%)
			Discount rates	5.75% - 15.5% (a)
Equities	1,420	Par Value	N/A	N/A
Interest Rate Swap	—	Option model	Counterparty credit risk	7.98% - 9.11% (b)
Impaired Loans	7,727 (c)	Reserve study	Discount rate	10.00%
			Gas per MCF	$3.56 - $7.60 (d)
			Oil per BBL/d	$79.97 - $106.00 (d)
			NGL per gallon	$1.54 (d)
Other Real Estate Owned	242	Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	represents the range of the credit spread curve used in valuation.

(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(d)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day; NGL - natural gas liquid.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$26,451	$—	$26,451
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	964,233	—	964,233
Mortgage-Backed Securities - Commercial	—	116	—	116
Other Government-Sponsored Enterprises	—	266,303	—	266,303
Obligations of States and Political Subdivisions	—	82	—	82
Corporate Securities	—	7,001	—	7,001
Pooled Trust Preferred Collateralized Debt Obligations	—	—	25,457	25,457
Total Debt Securities	—	1,264,186	25,457	1,289,643
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,264,186	26,877	1,291,063
Other Investments	—	33,704	—	33,704
Loans held for sale	—	—	—	—
Other Assets(a)	—	14,249	—	14,249
Total Assets	$—	$1,312,139	$26,877	$1,339,016
Other Liabilities(a)	$—	$14,360	$—	$14,360
Total Liabilities	$—	$14,360	$—	$14,360

(a)	Non-hedging interest rate derivatives

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$31,664	$—	$31,664
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	864,401	—	864,401
Mortgage-Backed Securities - Commercial	—	149	—	149
Other Government-Sponsored Enterprises	—	242,664	—	242,664
Obligations of States and Political Subdivisions	—	86	—	86
Corporate Securities	—	6,991	—	6,991
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,373	23,373
Total Debt Securities	—	1,145,955	23,373	1,169,328
Equities	555	—	1,420	1,975
Total Securities Available for Sale	555	1,145,955	24,793	1,171,303
Other Investments	—	28,228	—	28,228
Loans Held for Sale	—	—	—	—
Other Assets(a)	—	16,480	—	16,480
Total Assets	$555	$1,190,663	$24,793	$1,216,011
Other Liabilities(a)	$—	$18,726	$—	$18,726
Total Liabilities	$—	$18,726	$—	$18,726

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine-months ended September 30 changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2013
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,373	$1,420	$—	$—	$24,793
Total gains or losses
Included in earnings	—	—	625	—	625
Included in other comprehensive income	7,399	—	—	—	7,399
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(20,760)	—	(20,760)
Settlements	(5,315)	—	—	—	(5,315)
Transfers into Level 3	—	—	20,135	—	20,135
Balance, end of period	$25,457	$1,420	$—	$—	$26,877

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$22,980	$1,420	$13,412	$—	$37,812
Total gains or losses
Included in earnings	—	—	2,870	(461)	2,409
Included in other comprehensive income	3,610	—	—	—	3,610
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(15,981)	—	(15,981)
Settlements	(3,539)	—	(301)	—	(3,840)
Transfers into Level 3	—	—	—	461	461
Balance, end of period	$23,051	$1,420	$—	$—	$24,471
For the nine-months ended September 30, 2013 and 2012, there were no transfers between fair value Levels 1 and 2. However, $20.1 million of loans were transferred into Level 3 from Level 2 during the nine-months ended September 30, 2013 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming relationships for which this was determined to be the appropriate exit strategy. Completion of the loan sales resulted in a $0.6 million gain for the period. For the nine-months ended September 30, 2012, $0.5 million of interest rate swaps were transferred into Level 3 from Level 2 due to deterioration of the counterparty’s credit risk below investment grade. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2013 and 2012.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three-months ended September 30 changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2013
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$25,869	$1,420	$—	$—	$27,289
Total gains or losses
Included in earnings	—	—	242	—	242
Included in other comprehensive income	1,716	—	—	—	1,716
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(242)	—	(242)
Settlements	(2,128)	—	—	—	(2,128)
Transfers into Level 3	—	—	—	—	—
Balance, end of period	$25,457	$1,420	$—	$—	$26,877

	2012
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$21,792	$1,420	$—	$—	23,212
Total gains or losses
Included in earnings	—	—	—	—	—
Included in other comprehensive income	2,030	—	—	—	2,030
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(771)	—	—	—	(771)
Transfers from Level 3	—	—	—	—	—
Balance, end of period	$23,051	$1,420	$—	$—	$24,471
For the three-months ended September 30, 2013 and 2012, there were no transfers between fair value Levels 1 and 2. Additional proceeds from a loan sale in the second quarter of 2013 resulted in a $0.2 million gain for the period. For the three-months ended September 30, 2013 and 2012, there were no transfers into Level 3 from Level 2. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2013 and 2012.
The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$48,673	$14,307	$62,980
Other real estate owned	—	10,633	242	10,875
Total Assets	$—	$59,306	$14,549	$73,855

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$82,949	$6,827	$89,776
Other real estate owned	—	11,981	247	12,228
Total Assets	$—	$94,930	$7,074	$102,004

The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three-Months Ended September 30		For the Nine-Months Ended September 30
	2013	2012	2013	2012
	(dollars in thousands)
Impaired loans	$(1,468)	$(3,890)	$(13,063)	$(7,352)
Other real estate owned	(90)	(366)	(188)	(523)
Total losses	$(1,558)	$(4,256)	$(13,251)	$(7,875)
Impaired loans over $0.1 million are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. The fair value for impaired loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available. First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all impaired loans with balances of $250 thousand and over. For balances under $250 thousand, we rely on broker-priced opinions.
The fair value for other real estate owned determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a book cost of $9.7 million as of September 30, 2013 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 14, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the nine-months ended September 30, 2013.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million and $0.2 million at September 30, 2013 and December 31, 2012, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2013
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$88,179	$88,179	$88,179	$—	$—
Interest-bearing deposits	5,077	5,077	5,077	—	—
Securities available for sale	1,291,063	1,291,063	—	1,264,186	26,877
Other investments	33,704	33,704	—	33,704	—
Loans	4,240,004	4,290,985	—	48,673	4,242,312
Financial liabilities
Deposits	4,617,801	4,548,409	—	4,548,409	—
Short-term borrowings	551,628	551,619	—	551,619	—
Long-term debt	144,501	145,654	—	145,654	—
Subordinated debt	72,167	48,033	—	—	48,033

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
We have thirteen risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.
The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Credit value adjustment	$(78)	$(2,207)
Notional Amount:
Interest rate derivatives	268,738	223,448
Risk participation agreements	84,758	71,390
Sold credit protection on risk participation agreements	(19,274)	—

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in other income on the Condensed Consolidated Statements of Income:

	For the Three-Months Ended September 30		For the Nine-Months Ended September 30
	2013	2012	2013	2012
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase in other income	$206	$375	$1,273	$1,126
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
First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of September 30, 2013 and December 31, 2012 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2013 or 2012.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of September 30, 2013 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the Step 1 goodwill impairment test completed as of November 30, 2012 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2012 test.
As of September 30, 2013, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three- and nine-months ended September 30, 2013 and 2012, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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

•
legislative and regulatory changes, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by federal banking authorities and related regulations, subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 40 for the nine-months ended September 30, 2013 and 2012.
Results of Operations
Nine-Months Ended September 30, 2013 Compared to Nine-Months Ended September 30, 2012
Net Income
For the nine-months ended September 30, 2013, First Commonwealth had net income of $32.2 million, or $0.33 per share, compared to net income of $33.2 million or $0.32 per share in the nine-months ended September 30, 2012. The decrease in net income was caused by declines in net interest and noninterest income as well as a higher provision for credit losses, partially offset by reductions in noninterest expense.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $141.4 million in the first nine months of 2013 compared to $145.1 million for the same period in 2012. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 75% and 73% for the nine-months ended September 30, 2013 and 2012, respectively.
Net interest margin, on a fully taxable equivalent basis, was 3.41% for the nine-months ended September 30, 2013 compared to 3.63% for the nine-months ended September 30, 2012. The 22 basis point decline was affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The nine-months ended September 30, 2013 and 2012, both included unusual items in net interest income. In the nine-months ended September 30, 2013, $1.0 million in income was recognized on an other-than-temporarily impaired pooled trust preferred collateralized debt obligation that received an unscheduled payment. In 2012, $1.0 million in interest income related to the payoff of a loan that was previously in nonaccrual status was recognized.

The low interest rate environment and resulting decline in rates earned on interest-earning assets challenged the net interest margin during the nine-months ended September 30, 2013. Yields and spreads for new volume in the commercial portfolio remained fairly consistent; however competitive pricing pressures have resulted in reduced spreads on consumer loans, specifically home equity and indirect loans. Also contributing to lower yields on earnings assets is the runoff of existing assets which are earning higher interest rates and growth in the investment portfolio. Growth in earning assets has helped to offset the spread compression, as average earning assets for the nine-months ended September 30, 2013 increased $208.5 million, or 4%, compared to the comparable period in 2012. However, approximately 53% of the growth in earning assets relates to the investment portfolio, which is earning approximately 200 basis points less than growth in the loan portfolio. Investment portfolio purchases during the nine-months ended September 30, 2013 have been primarily in mortgage-related assets with approximate durations of 36-48 months. The majority of these investments have monthly principal payments which will provide for reinvestment opportunities as interest rates rise. It is expected that the challenges to the net interest margin will continue as $2.8 billion in interest-sensitive assets either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.81% for the nine-months ended September 30, 2013, a decrease of 41 basis points from the 4.22% yield for the same period in 2012. This decline can be attributed to the repricing of our adjustable rate assets in a declining interest rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.50% for the nine-months ended September 30, 2013, compared to 0.73% for the same period in 2012.
Comparing the nine-months ended September 30, 2013 with the same period in 2012, changes in interest rates negatively impacted net interest income by $7.7 million. The lower yield on interest-earning assets adversely impacted net interest income by $16.1 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $8.5 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, loan growth and increasing our investment volumes within established interest rate risk management guidelines. As part of these strategies, on April 1, 2013, the Company redeemed $32.5 million in issued and outstanding 9.50% mandatorily redeemable capital securities issued by First Commonwealth Capital Trust I and replaced the funds with lower cost funding alternatives.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $4.0 million in the nine-months ended September 30, 2013 compared to the same period in 2012. Higher levels of interest-earning assets resulted in an increase of $5.7 million in interest income, while volume changes primarily attributed to long-term debt increased interest expense by $1.7 million.
Positively affecting net interest income was a $51.4 million increase in average net free funds at September 30, 2013 as compared to September 30, 2012. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the nine-months ended September 30, 2013 decreased $10.9 million compared to the comparable period in 2012. The positive change in deposit mix is expected to continue as $716.3 million in certificates of deposits either mature or reprice over the next twelve months.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine-months ended September 30:

	2013	2012
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$155,050	$165,208
Adjustment to fully taxable equivalent basis	3,084	3,361
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	158,134	168,569
Interest expense	16,705	23,470
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$141,429	$145,099

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the nine-months ended September 30:

	2013			2012
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,311	$5	0.20%	$4,458	$4	0.12%
Tax-free investment securities (e)	84	4	7.39	333	17	6.83
Taxable investment securities	1,295,743	22,864	2.36	1,184,948	24,406	2.75
Loans, net of unearned income (b)(c)	4,248,048	135,261	4.26	4,148,937	144,142	4.64
Total interest-earning assets	5,547,186	158,134	3.81	5,338,676	168,569	4.22
Noninterest-earning assets:
Cash	72,008			74,553
Allowance for credit losses	(64,378)			(64,438)
Other assets	567,009			583,768
Total noninterest-earning assets	574,639			593,883
Total Assets	$6,121,825			$5,932,559
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$675,498	$184	0.04%	$643,396	$222	0.05%
Savings deposits (d)	1,939,660	2,326	0.16	1,909,777	3,276	0.23
Time deposits	1,167,593	9,438	1.08	1,156,689	13,446	1.55
Short-term borrowings	450,219	869	0.26	414,451	817	0.26
Long-term debt	239,166	3,888	2.17	190,720	5,709	4.00
Total interest-bearing liabilities	4,472,136	16,705	0.50	4,315,033	23,470	0.73
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	869,526			795,443
Other liabilities	48,020			51,627
Shareholders’ equity	732,143			770,456
Total noninterest-bearing funding sources	1,649,689			1,617,526
Total Liabilities and Shareholders’ Equity	$6,121,825			$5,932,559
Net Interest Income and Net Yield on Interest-Earning Assets		$141,429	3.41%		$145,099	3.63%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $4,648 and $17,022 for the nine-months ended September 30, 2013 and 2012, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine-months ended September 30, 2013 compared with September 30, 2012:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$(1)	$2
Tax-free investment securities	(13)	(13)	—
Taxable investment securities	(1,542)	2,281	(3,823)
Loans	(8,881)	3,443	(12,324)
Total interest income (b)	(10,435)	5,710	(16,145)
Interest-bearing liabilities:
Interest-bearing demand deposits	(38)	12	(50)
Savings deposits	(950)	51	(1,001)
Time deposits	(4,008)	127	(4,135)
Short-term borrowings	52	70	(18)
Long-term debt	(1,821)	1,451	(3,272)
Total interest expense	(6,765)	1,711	(8,476)
Net interest income	$(3,670)	$3,999	$(7,669)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the nine-months ended September 30:

	2013		2012
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$12,038	67%	$4,470	30%
Real estate construction	(1,865)	(10)	4,341	29
Residential real estate	446	2	1,120	8
Commercial real estate	4,318	24	1,855	12
Loans to individuals	2,266	13	2,074	14
Unallocated	808	4	978	7
Total	$18,011	100%	$14,838	100%
The provision for credit losses for the nine-months ended September 30, 2013 increased in comparison to the nine-months ended September 30, 2012, by $3.2 million or 21%. The majority of the 2013 provision expense, or $13.5 million of the $18.0 million, related to two commercial borrowers. Deterioration in the value of certain assets of a local real estate developer, for which net equity is our expected repayment source, resulted in additional provision expense of $10.4 million and a related charge-off of $13.1 million. The carrying value of this loan is now $5.3 million, with a specific reserve of $2.5 million. In addition, two non-accrual commercial real estate loans which were sold in the first quarter of 2013, required a combined charge-off and related provision expense of $3.1 million. These loans relate to a $15.5 million loan secured by an apartment

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

building in eastern Pennsylvania and a $1.7 million loan secured by mixed use property in eastern Pennsylvania. The negative provision expense for real estate construction loans can be attributed to a decline in the historical loss percentage used to determine the appropriate level of allowance for credit losses for that category as the previous eight quarter historical loss percentage for real estate construction loans decreased from 13.3% at June 30, 2013 to 8.9% at September 30, 2013. Also impacting provision expense during 2013, is the release of $0.9 million in specific reserves related to a $2.5 million loan to a western Pennsylvania in-patient facility as a result of the pay-off of the loan in early July 2013 and the release of $0.4 million in specific reserves related to a western Pennsylvania excavation company which was returned to accrual status during the second quarter of 2013.
Credit losses in the first nine months of 2013 exceeded the provision for credit losses due to charge-offs taken on three nonaccrual loans for which the specific reserves were provided for in 2012. This includes a $2.8 million charge-off taken on a loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy, a $2.3 million charge-off taken on a loan to a local energy company and a $2.5 million charge-off for a western Pennsylvania student housing project that paid off during the third quarter of 2013. In addition, the aforementioned loan to a local real estate developer required additional provision expense of $10.4 million.
The allowance for credit losses was $55.0 million, or 1.30%, of total loans outstanding at September 30, 2013, compared to $67.2 million, or 1.60%, at December 31, 2012 and $64.1 million, or 1.52%, at September 30, 2012. The decline compared to December 31, 2012, can be attributed to a $107.9 million, or 37%, decrease in criticized loans, which includes a reduction of $36.3 million, or 34%, in nonperforming loans. Nonperforming loans as a percentage of total loans decreased to 1.68% at September 30, 2013 from 2.56% at December 31, 2012 and 2.23% as of September 30, 2012. The allowance to nonperforming loan ratio was 77%, 62% and 68% as of September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

Below is an analysis of the consolidated allowance for credit losses for the nine-months ended September 30, 2013 and 2012 and the year-ended December 31, 2012:

	September 30, 2013	September 30, 2012	December 31, 2012
	(dollars in thousands)
Balance, beginning of period	$67,187	$61,234	$61,234
Loans charged off:
Commercial, financial, agricultural and other	17,302	4,939	5,207
Real estate construction	773	2,356	3,601
Residential real estate	1,400	2,984	3,828
Commercial real estate	10,051	638	851
Loans to individuals	2,669	2,494	3,482
Total loans charged off	32,195	13,411	16,969
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	345	349	443
Real estate construction	140	121	582
Residential real estate	883	331	422
Commercial real estate	121	256	410
Loans to individuals	465	396	521
Total recoveries	1,954	1,453	2,378
Net credit losses	30,241	11,958	14,591
Provision charged to expense	18,011	14,838	20,544
Balance, end of period	$54,957	$64,114	$67,187

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Income
The following table presents the components of noninterest income for the nine-months ended September 30:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$4,677	$4,780	$(103)	(2)%
Service charges on deposit accounts	11,443	10,975	468	4
Insurance and retail brokerage commissions	4,623	4,938	(315)	(6)
Income from bank owned life insurance	4,219	4,369	(150)	(3)
Card related interchange income	10,214	9,659	555	6
Other income	8,157	9,096	(939)	(10)
Subtotal	43,333	43,817	(484)	(1)
Net securities gains	237	163	74	45
Gain on sale of assets	2,056	4,316	(2,260)	(52)
Derivatives mark to market	1,273	1,126	147	13
Joint venture termination fee	$—	$1,909	$(1,909)	(100)
Total noninterest income	$46,899	$51,331	$(4,432)	(9)%

Noninterest income, excluding net securities gains, gain on sale of assets, the derivative mark to market adjustment and joint venture termination fee decreased $0.5 million, or 1%, for the first nine months of 2013 compared to 2012. The most notable change in this total is the $0.9 million decrease in the other income category, which is largely attributable to a $0.9 million decline in income from other real estate owned. The change in other real estate owned income is primarily the result of rental income received in 2012 from a western Pennsylvania office complex foreclosed on at the end of the first quarter of 2011 and sold in March 2012.
Total noninterest income decreased $4.4 million in comparison to the nine-months ended September 30, 2012. The most significant change includes a $2.3 million decrease in gain on sale of assets. The higher level of gains in 2012 is primarily the result of a $2.9 million gain recognized on the sale of two commercial real estate loans in the nine-months ended September 30, 2012 compared to gains of $0.6 million recognized on the sale of loans during the same period in 2013. Also contributing to the noninterest income decrease in 2013, is the receipt in 2012 of a $1.9 million joint venture termination fee related to the dissolution of a mortgage banking joint venture with another financial institution.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Expense
The following table presents the components of noninterest expense for the nine-months ended September 30:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$64,288	$65,401	$(1,113)	(2)%
Net occupancy expense	10,130	9,942	188	2
Furniture and equipment expense	9,863	9,326	537	6
Data processing expense	4,511	5,346	(835)	(16)
Pennsylvania shares tax expense	4,223	4,203	20	—
Intangible amortization	848	1,109	(261)	(24)
Collection and repossession expense	2,862	4,650	(1,788)	(38)
Other professional fees and services	2,795	3,167	(372)	(12)
FDIC insurance	3,312	3,757	(445)	(12)
Other operating expenses	17,237	18,216	(979)	(5)
Subtotal	120,069	125,117	(5,048)	(4)
Loss on sale or write-down of assets	1,009	4,215	(3,206)	(76)
Loss on redemption of subordinated debt	1,629	—	1,629	N/A
Operational losses	790	4,033	(3,243)	(80)%
Total noninterest expense	$123,497	$133,365	$(9,868)	(7)%

Noninterest expense, excluding loss on sale or write-down of assets, loss on redemption of subordinated debt and operational losses, decreased $5.0 million, or 4%, for the the nine-months ended September 30, 2013 compared to the same period in 2012. The 2013 decrease is largely attributable to lower levels of expenses related to problem credits. Specifically, collection and repossession expense declined $1.8 million, or 38%, as a result of resolving several large credits during the past twelve months.

Salaries and benefits expense decreased $1.1 million in 2013 despite a $1.0 million increase in hospitalization expense, primarily due to a $0.4 million decrease in severance costs and a $0.6 million decrease in expense related to the employee stock ownership plan ("ESOP"). The borrowing that leveraged the shares of the ESOP was paid off in November 2012 and the plan was terminated in December of 2012, pending IRS approval. As a result, there is no longer any compensation expense related to the plan.

Data processing expense decreased $0.8 million as a result of a 2013 change in vendors which provided savings of $0.8 million in ATM/debit card related expenses.

Other operating expenses decreased $1.0 million in 2013, primarily due to a $1.0 million decrease in advertising expense and a $0.4 million decrease in contributions. These decreases were offset by a $0.3 million increase in the expense related to the reserve for unfunded commitments.

Additionally, the decline in loss on sale or write-down of assets is primarily attributable to the $2.8 million write-down on one OREO property recognized during the nine-months ended September 30, 2012. There were no material OREO write-downs recognized in the same period of 2013.

As a result of the April 1, 2013 early redemption of $32.5 million in redeemable capital securities issued by First Commonwealth Capital Trust I, a loss of $1.6 million was recognized. This loss includes a $1.1 million prepayment penalty and $0.5 million of unamortized deferred issuance costs.

Operational losses decreased $3.2 million in 2013 due to a $3.5 million fraud loss recognized in 2012.

On September 30, 2013, First Commonwealth executed a contract with Jack Henry and Associates to license the Jack Henry and Associates SilverLake System core processing software and to outsource certain data processing services. A system

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

conversion is expected to occur during the second or third quarter of 2014. First Commonwealth will incur approximately $12.0 million of charges related to this conversion. Included in this amount is accelerated depreciation for data processing hardware and software which will be recognized beginning in the fourth quarter of 2013 through the anticipated conversion date. Also included are early termination charges on existing contracts and staffing and employment-related charges which will be recognized as they occur.
Income Tax
The provision for income taxes decreased $0.1 million for the nine-months ended September 30, 2013, compared to the corresponding period in 2012. The lower provision for income taxes was primarily the result of a $1.1 million decline in the level of net income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the nine-months ended September 30, 2013 and 2012.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 26.3% and 26.0% for the nine-months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, our deferred tax assets totaled $65.8 million. Based on our evaluation as of September 30, 2013, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Three-Months Ended September 30, 2013 Compared to Three-Months Ended September 30, 2012
Net Income
For the three-months ended September 30, 2013, First Commonwealth had net income of $15.9 million, or $0.16 per share, compared to net income of $9.8 million or $0.09 per share in the three-months ended September 30, 2012. The increase in net income was primarily the result of a lower provision for credit losses as well as lower noninterest expense.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $48.3 million in the three-months ended September 30, 2013 compared to $47.7 million for the same period in 2012.
Net interest margin, on a fully taxable equivalent basis, was 3.43% for the three-months ended September 30, 2013 compared to 3.54% for the three-months ended September 30, 2012. The 11 basis point decline in the net interest margin was affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. During the three-months ended September 30, 2013, $1.0 million in income was recognized on an other-than-temporarily impaired pooled trust preferred security that received a payment during the quarter. This added 8 basis points to the net interest margin for the third quarter of 2013.

Despite a disciplined pricing approach for maintaining the level of new volume spreads on commercial loans, runoff of existing assets earning higher interest rates has continued to provide for lower overall yields on earning assets. Additionally, competitive pricing pressures on consumer loans has resulted in narrowing spreads for these loans. Growth in earning assets has helped to offset the impact of lower yields, as average earning assets for the three-months ended September 30, 2013 increased $224.1 million, or 4%, compared to the comparable period in 2012. However, approximately 69% of the growth in earning assets relates to the investment portfolio, which is earning approximately 200 basis points less than the growth in the loan portfolio.
The taxable equivalent yield on interest-earning assets was 3.79% for the three-months ended September 30, 2013, a decrease of 29 basis points from the 4.08% yield for the same period in 2012. This decline can be attributed to the repricing of our adjustable rate assets in a declining rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

cost of interest-bearing liabilities was 0.45% for the three-months ended September 30, 2013, compared to 0.67% for the same period in 2012.
Comparing the three-months ended September 30, 2013 with the same period in 2012, changes in interest rates negatively impacted net interest income by $0.7 million. The lower yield on interest-earning assets adversely impacted net interest income by $3.4 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $2.7 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposit and borrowed funds, loan growth and increasing our investment volumes within established interest rate risk management guidelines. As part of these strategies, on April 1, 2013, the Company redeemed $32.5 million in issued and outstanding 9.50% mandatorily redeemable capital securities issued by First Commonwealth Capital Trust I and replaced the funds with lower cost funding alternatives.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.2 million in the three-months ended September 30, 2013 compared to the same period in 2012. Higher levels of interest-earning assets resulted in an increase of $1.8 million in interest income, while volume changes primarily attributed to the mix of deposits increased interest expense by $0.6 million.
Positively affecting net interest income was a $5.8 million increase in average net free funds at September 30, 2013 as compared to September 30, 2012. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the three-months ended September 30, 2013 increased $42.8 million, or 4%, compared to the comparable period in 2012 due to the purchase of brokered certificates of deposit which provide a lower costing funding source. The positive change in deposit mix is expected to continue as $716.3 million in certificates of deposits either mature or reprice over the next twelve months.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three-months ended September 30:

	2013	2012
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$52,308	$53,880
Adjustment to fully taxable equivalent basis	1,026	1,054
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	53,334	54,934
Interest expense	5,079	7,230
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$48,255	$47,704

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three-months ended September 30:

	2013			2012
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,629	$2	0.22%	$6,193	$2	0.13%
Tax-free investment securities (e)	83	2	7.36	92	2	6.77
Taxable investment securities	1,323,944	8,370	2.51	1,169,191	7,538	2.56
Loans, net of unearned income (b)(c)	4,258,372	44,960	4.19	4,186,446	47,392	4.50
Total interest-earning assets	5,586,028	53,334	3.79	5,361,922	54,934	4.08
Noninterest-earning assets:
Cash	72,255			75,512
Allowance for credit losses	(60,061)			(64,902)
Other assets	564,547			578,344
Total noninterest-earning assets	576,741			588,954
Total Assets	$6,162,769			$5,950,876
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$670,813	$54	0.03%	$657,272	$64	0.04%
Savings deposits (d)	1,937,436	645	0.13	1,872,828	977	0.21
Time deposits	1,144,766	3,051	1.06	1,101,991	4,013	1.45
Short-term borrowings	547,393	362	0.26	485,754	311	0.25
Long-term debt	216,733	967	1.77	181,038	1,865	4.10
Total interest-bearing liabilities	4,517,141	5,079	0.45	4,298,883	7,230	0.67
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	885,346			824,784
Other liabilities	47,932			53,823
Shareholders’ equity	712,350			773,386
Total noninterest-bearing funding sources	1,645,628			1,651,993
Total Liabilities and Shareholders’ Equity	$6,162,769			$5,950,876
Net Interest Income and Net Yield on Interest-Earning Assets		$48,255	3.43%		$47,704	3.54%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $1,535 and $1,566 for the three months ended September 30, 2013 and 2012, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three-months ended September 30, 2013 compared with September 30, 2012:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$—	$(1)	$1
Tax-free investment securities	—	—	—
Taxable investment securities	832	996	(164)
Loans	(2,432)	814	(3,246)
Total interest income (b)	(1,600)	1,809	(3,409)
Interest-bearing liabilities:
Interest-bearing demand deposits	(10)	1	(11)
Savings deposits	(332)	34	(366)
Time deposits	(962)	156	(1,118)
Short-term borrowings	51	39	12
Long-term debt	(898)	368	(1,266)
Total interest expense	(2,151)	598	(2,749)
Net interest income	$551	$1,211	$(660)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three-months ended September 30:

	2013		2012
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,358	50%	$(25)	—%
Real estate construction	(1,879)	(69)	2,848	42
Residential real estate	84	3	566	8
Commercial real estate	1,501	55	2,823	42
Loans to individuals	838	31	635	9
Unallocated	812	30	(93)	(1)
Total	$2,714	100%	$6,754	100%
The provision for credit losses for the three-months ended September 30, 2013 decreased in comparison to the three-months ended September 30, 2012, by $4.0 million or 60%. The majority of the provision for credit losses during the three-months ended September 30, 2012, is the result of a $3.3 million specific reserve recognized on a $6.7 million commercial real estate loan to a western Pennsylvania in-patient facility. The negative provision expense for real estate construction loans can be attributed to a decline in the historical loss percentage used to determine the appropriate level of allowance for credit losses for

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

that category as the previous eight quarter historical loss percentage for real estate construction loans decreased from 13.3% at June 30, 2013 to 8.9% at September 30, 2013. There were no large individual specific reserves recognized during the same period of 2013. Credit losses in the third quarter exceeded the provision for credit losses due to a $2.3 million charge-off of the full balance of a commercial industrial loan to a local energy company.

Below is an analysis of the consolidated allowance for credit losses for the three-months ended September 30, 2013 and 2012 and June 30, 2013:

	September 30, 2013	September 30, 2012	June 30, 2013
	(dollars in thousands)
Balance, beginning of period	$57,452	$61,676	$62,262
Loans charged off:
Commercial, financial, agricultural and other	3,081	1,271	13,683
Real estate construction	18	2,016	671
Residential real estate	757	530	321
Commercial real estate	813	97	694
Loans to individuals	914	756	767
Total loans charged off	5,583	4,670	16,136
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	81	74	136
Real estate construction	81	29	47
Residential real estate	71	49	89
Commercial real estate	13	70	11
Loans to individuals	128	132	243
Total recoveries	374	354	526
Net credit losses	5,209	4,316	15,610
Provision charged to expense	2,714	6,754	10,800
Balance, end of period	$54,957	$64,114	$57,452
Noninterest Income
The following table presents the components of noninterest income for the three-months ended September 30:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,406	$1,631	$(225)	(14)%
Service charges on deposit accounts	4,227	3,736	491	13
Insurance and retail brokerage commissions	1,822	1,844	(22)	(1)
Income from bank owned life insurance	1,359	1,465	(106)	(7)
Card related interchange income	3,536	3,260	276	8
Other income	2,942	2,715	227	8
Subtotal	15,292	14,651	641	4
Net securities gains	229	163	66	40
Gain on sale of assets	1,356	757	599	79
Derivatives mark to market	206	375	(169)	(45)
Joint venture termination fee	$—	$1,909	$(1,909)	(100)%
Total noninterest income	$17,083	$17,855	$(772)	(4)%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest income, excluding net securities gains, gain on sale of assets, the derivative mark to market adjustment and the joint venture termination fee increased $0.6 million, or 4%, for the three-months ended September 30, 2013 compared to the same period in 2012.
Total noninterest income decreased $0.8 million in comparison to the three-months ended September 30, 2012. The most significant change in noninterest income, in addition to the aforementioned changes, was the $1.9 million joint venture termination fee received during the three-months ended September 30, 2012. There was no similar income received during the same period in 2013.
Noninterest Expense
The following table presents the components of noninterest expense for the three-months ended September 30:

	2013	2012	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$20,998	$21,280	$(282)	(1)%
Net occupancy expense	3,274	3,235	39	1
Furniture and equipment expense	3,294	3,118	176	6
Data processing expense	1,492	1,987	(495)	(25)
Pennsylvania shares tax expense	1,516	1,510	6	—
Intangible amortization	193	367	(174)	(47)
Collection and repossession expense	860	1,281	(421)	(33)
Other professional fees and services	878	1,028	(150)	(15)
FDIC insurance	1,178	1,258	(80)	(6)
Other operating expenses	5,645	5,618	27	—
Subtotal	39,328	40,682	(1,354)	(3)
Loss on sale or write-down of assets	479	426	53	12
Operational losses	238	3,657	(3,419)	(93)
Total noninterest expense	$40,045	$44,765	$(4,720)	(11)%

Noninterest expense before loss on sale or write-down of assets and operational losses decreased $1.4 million, or 3%, when comparing the three-months ended September 30, 2013 to the same period in 2012 .

The $0.5 million decrease in data processing expense can be attributed to savings in ATM/debit card related expenses as the result of a vendor change in 2013. The $0.4 million decrease in collection and repossession expense is due to the lower level of expenses related to recovering problem credits.

Also contributing to the lower level of expense in 2013 is the $3.5 million operational loss experienced by the Company during the three-months ended September 30, 2012.
Income Tax
The provision for income taxes increased $2.6 million for the three-months ended September 30, 2013, compared to the corresponding period in 2012. The higher provision for income taxes was primarily the result of a $8.6 million increase in the level of net income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the three-months ended September 30, 2013 and 2012.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 26.4% and 24.2% for the three-months ended September 30, 2013 and 2012, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2013, liquidity provided from the $59.9 million increase in deposits and proceeds of $20.8 million from the sale of loans provided funds to originate loans and purchase investment securities. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2013, our maximum borrowing capacity under this program was $918.3 million and as of that date there was $256.0 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of September 30, 2013, our outstanding certificates of deposits from this program have an average weighted rate of 0.29% and an average original term of 210 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At September 30, 2013, the borrowing capacity under this program totaled $802.6 million and there were no amounts outstanding.
As of September 30, 2013, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $554.6 million in outstanding borrowings and $29.0 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution and as of September 30, 2013 there are no amounts outstanding on this line.
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

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Noninterest-bearing demand deposits	$908,436	$883,269
Interest-bearing demand deposits	96,587	97,963
Savings deposits	2,491,315	2,543,990
Time deposits	1,121,463	1,032,659
Total	$4,617,801	$4,557,881
During the first nine months of 2013, total deposits increased $59.9 million due to a $88.8 million increase in time deposits, offset by a decrease of $54.1 million in interest-bearing and savings deposits. The increase in time deposits is due to growth in wholesale certificates of deposits of $185.8 million offset by a decline in core certificates of deposit of $80.7 million. Wholesale certificates currently offer a more attractive source of incremental funding as they generally have a lower incremental cost of funds than traditional certificates of deposit.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.71 and 0.76 at September 30, 2013 and December 31, 2012, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. Rate sensitive assets to rate sensitive liabilities repricing in one year could indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. However, the gap analysis incorporates only the level of interest-earning assets and interest-bearing liabilities and not the sensitivity each has to changes in interest rates. The impact of the sensitivity to changes in interest rates is provided in the table below the gap analysis. The following is the gap analysis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,975,004	$170,816	$340,574	$2,486,394	$1,398,196	$293,430
Investments	77,482	93,613	138,225	309,320	605,667	400,212
Other interest-earning assets	5,077	—	—	5,077	—	—
Total interest-sensitive assets (ISA)	2,057,563	264,429	478,799	2,800,791	2,003,863	693,642
Certificates of Deposit	359,377	117,427	239,486	716,290	397,103	8,070
Other deposits	2,587,902	—	—	2,587,902	—	—
Borrowings	623,910	117	32,684	656,711	106,168	5,417
Total interest-sensitive liabilitites (ISL)	3,571,189	117,544	272,170	3,960,903	503,271	13,487
Gap	$(1,513,626)	$146,885	$206,629	$(1,160,112)	$1,500,592	$680,155
ISA/ISL	0.58	2.25	1.76	0.71	3.98	51.43
Gap/Total assets	24.61%	2.39%	3.36%	18.86%	24.40%	11.06%

	December 31, 2012
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,950,002	$222,705	$297,530	$2,470,237	$1,436,472	$203,477
Investments	61,914	78,904	142,411	283,229	579,320	328,546
Other interest-earning assets	4,258	—	—	4,258	—	—
Total interest-sensitive assets (ISA)	2,016,174	301,609	439,941	2,757,724	2,015,792	532,023
Certificates of Deposit	208,096	176,556	126,490	511,142	512,040	9,477
Other deposits	2,641,953	—	—	2,641,953	—	—
Borrowings	428,545	29,703	230	458,478	138,652	39,318
Total interest-sensitive liabilitites (ISL)	3,278,594	206,259	126,720	3,611,573	650,692	48,795
Gap	$(1,262,420)	$95,350	$313,221	$(853,849)	$1,365,100	$483,228
ISA/ISL	0.61	1.46	3.47	0.76	3.10	10.90
Gap/Total assets	21.06%	1.59%	5.23%	14.24%	22.77%	8.06%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame versus if rates remained unchanged utilizing a flat balance sheet.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2013	$(8,563)	$(4,394)	$(703)	$(513)
December 31, 2012	(8,204)	(4,767)	459	2,153
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the nine-months ended September 30, 2013 and 2012, the cost of our interest-bearing liabilities averaged 0.50% and 0.73%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.81% and 4.22%, respectively.
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
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2013, fifty-seven loans totaling $8.0 million were identified as troubled debt restructuring. Please refer to Note 10, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructuring.

We discontinue interest accruals on a loan when, based on current information and events, it is probable that we will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed on nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. Generally, loans 90 days or more past due are placed on nonaccrual status, except for consumer loans which are placed on nonaccrual status at 150 days past due.
Nonperforming loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The probable risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses or specifically assigned allowance for loan losses are recognized where appropriate.
The allowance for credit losses was $55.0 million at September 30, 2013 or 1.30% of total loans outstanding compared to 1.60% reported at December 31, 2012 and 1.52% at September 30, 2012. The decline in the September 30, 2013 ratio when compared to December 31, 2012 can be attributed to an $9.5 million decline in specific reserves on nonperforming loans, primarily due to charge-offs taken during the quarter. In addition, nonperforming balances decreased $36.3 million during 2013. Criticized loans totaled $180.6 million at September 30, 2013 and represented 4% of the loan portfolio. The level of criticized loans decreased as of September 30, 2013 when compared to December 31, 2012, by $107.9 million, or 37%. Delinquency on accruing loans for the same period decreased $9.5 million, or 44%.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The allowance for credit losses as a percentage of nonperforming loans was 77.17% as of September 30, 2013 compared to 62.47% at December 31, 2012 and 68.27% at September 30, 2012. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $8.2 million related to nonperforming loans covering 12% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2013.

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30				December 31, 2012
	2013		2012
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$42,122		$40,704		$43,539
Troubled debt restructured loans on nonaccrual basis	17,807		46,026		50,979
Troubled debt restructured loans on accrual basis	11,290		7,176		13,037
Total nonperforming loans	$71,219		$93,906		$107,555
Loans past due in excess of 90 days and still accruing	$2,364		$2,998		$2,447
Other real estate owned	$9,656		$16,016		$11,262
Loans outstanding at end of period	$4,240,004		$4,214,299		$4,204,704
Average loans outstanding	$4,248,048	(a)	$4,148,937	(a)	$4,165,292	(b)
Nonperforming loans as a percentage of total loans	1.68%		2.23%		2.56%
Provision for credit losses	$18,011	(a)	$14,838	(a)	$20,544	(b)
Allowance for credit losses	$54,957		$64,114		$67,187
Net charge-offs	$30,241	(a)	$11,958	(a)	$14,591	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.95%		0.38%		0.35%
Provision for credit losses as a percentage of net charge-offs	59.56%	(a)	124.08%	(a)	140.80%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.30%		1.52%		1.60%
Allowance for credit losses as a percentage of nonperforming loans	77.17%		68.27%		62.47%

(a)	For the nine-month period ended.

(b)	For the twelve-month period ended.

Nonperforming loans decreased $36.3 million to $71.2 million at September 30, 2013 compared to $107.6 million at December 31, 2012. Contributing to this decrease was $21.2 million in charge-offs recognized on four commercial loan relationships, including $2.8 million for a commercial real estate loan to a western Pennsylvania non-profit healthcare facility who recently filed for bankruptcy, $3.0 million for a commercial real estate loan to a western Pennsylvania student housing project paid off in the third quarter, $2.3 million for a commercial industrial loan to a local energy company and $13.1 million for an unsecured commercial loan to a western Pennsylvania real estate developer. Additionally, several nonaccrual loans were sold in 2013, including a $17.2 million loan to a real estate developer in eastern Pennsylvania, a $2.5 million commercial real estate loan in Nevada and a $3.5 million construction loan for a Florida condominium project. Also, a $3.8 million hotel resort syndication loan in the state of Washington and a $2.3 million commercial loan to a western Pennsylvania excavation company were returned to accrual status during the first nine months of 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,008,316	24%	$1,019,822	24%
Real estate construction	74,025	2	87,438	2
Residential real estate	1,280,990	30	1,241,565	30
Commercial real estate	1,272,366	30	1,273,661	30
Loans to individuals	604,307	14	582,218	14
Total loans and leases net of unearned income	$4,240,004	100%	$4,204,704	100%
During the nine-months ended September 30, 2013, loans increased $35.3 million or 1% compared to balances outstanding at December 31, 2012. During 2013, commercial loan growth has been impacted by actions taken to derisk the balance sheet, including the previously mentioned charge-offs and loans sales as well as decisions to not renew some large commercial real estate credits that were outside our market area or were experiencing deteriorating credit quality. Increases in the residential real estate portfolio are the result of continued growth of our home equity installment product, while loans to individuals increased due to growth in indirect auto lending.
Net charge-offs for the nine-months ended September 30, 2013 totaled $30.2 million compared to $12.0 million for the nine-months ended September 30, 2012. As previously noted, the most significant charge-offs during the nine-months ended September 30, 2013 were $21.2 million charge-offs recognized on four commercial loans and a $3.1 million charge-off recognized upon transfer of two loans to held for sale. During the nine-months ended September 30, 2012, the most significant charge-off s were a $1.2 million charge taken on a $2.0 million commercial loan and a $1.4 million charge-off on a Florida real estate construction loan with a $4.3 million remaining balance.

	For the Nine-Months Ended September 30, 2013			As of September 30, 2013
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$16,957	56.07%	0.53%	$26,739	37.55%	0.63%
Real estate construction	633	2.09	0.02	4,117	5.78	0.10
Residential real estate	517	1.71	0.02	12,899	18.11	0.30
Commercial real estate	9,930	32.84	0.31	27,207	38.20	0.64
Loans to individuals	2,204	7.29	0.07	257	0.36	0.01
Total loans, net of unearned income	$30,241	100.00%	0.95%	$71,219	100.00%	1.68%
As the above table illustrates, commercial, financial, agricultural and other and commercial real estate loans represented a significant portion of the nonperforming loans as of September 30, 2013. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2013, shareholders’ equity was $711.4 million, a decrease of $34.7 million from December 31, 2012. The decrease was primarily the result of $32.2 million net income offset by $30.0 million of common stock repurchases, $16.6 million of dividends paid to shareholders and decreases of $20.7 million in the fair value of available for sale investments. Cash dividends declared per common share were $0.17 and $0.13 for the nine-months ended September 30, 2013 and 2012, respectively.

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
Under current regulations, quantitative measures to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of September 30, 2013, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.
As of September 30, 2013, First Commonwealth was considered well-capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$646,165	13.22%	$390,915	8.00%
First Commonwealth Bank	622,142	12.73	390,934	8.00	$488,667	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$588,560	12.04%	$195,458	4.00%
First Commonwealth Bank	564,537	11.55	195,467	4.00	$293,200	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$588,560	9.84%	$239,282	4.00%
First Commonwealth Bank	564,537	9.50	237,678	4.00	$297,098	5.00%
The April 1, 2013 redemption of $32.5 million in mandatorily redeemable capital securities issued by First Commonwealth Captial Trust I impacted Tier I and Tier II regulatory capital levels of First Commonwealth Financial Corporation by 67 basis points.
On June 19, 2012, the Company announced a $50.0 million common stock repurchase program and on January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. As of September 30, 2013, 9,821,489 shares were repurchased under these programs at an average price of $6.86 per share.
On October 23, 2013, First Commonwealth Financial Corporation declared a quarterly dividend of $0.06 per share payable on November 15, 2013 to shareholders of record as of November 4, 2013. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the exception of the following.

First Commonwealth Bank will be completing a transition to a new core processing system. If we are not able to complete the transition as planned, or unanticipated events occur during the transition, our operations, net income, or reputation could be adversely affected.

First Commonwealth Bank will be transitioning to a new core processing system over twelve months. The core processing system is used to maintain customer and account records, reflect account transactions and activity, and support our customer relationship management systems for substantially all of our deposit and loan customers. The Company has assembled a team of officers and employees representing key business units and functional areas throughout the Company to plan and oversee the transition process. This team, working with the vendor for the core processing system and outside project management consultants, has developed a comprehensive work plan for completing the transition. Extensive pre-conversion testing of, and employee training in, processing routines and new core processing system operation will be conducted before the Bank is transitioned to the new core processing system.

If we are not able to complete the transition to the new core processing system as expected in accordance with the work plan, or if unanticipated events occur during or following the transition, First Commonwealth Bank may not be able to timely process transactions for its customers, those customers may not be able to complete transactions in or affecting their accounts that are maintained on the core processing system, or the Bank may not be able to perform contractual and other obligations to its customers or other parties. Should any of these consequences occur, the Company may incur additional expense in its financial and regulatory reporting, in processing or re-processing transactions, and First Commonwealth Bank may not be able to meet customer expectations for transaction processing and customer service, customers may close their accounts with us, and we may incur liability under contractual or other arrangements with customers or other parties. Any of these events, should they occur, could have a material and adverse impact on the Company’s operations, net income, reputation or the trading price of the Company’s common stock, as well as expose the Company to civil liability or regulatory sanctions.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. On January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. The following table details the amount of shares repurchased under this program during the third quarter of 2013:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2013	0	$0.00	0	1,911,126
August 31, 2013	—	—	—	1,958,057
September 30, 2013	900,396	7.50	900,396	1,001,146
Total	900,396	$7.50	900,396

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $7.51 at July 31, 2013, $7.33 at August 31, 2013 and $7.59 at September 30, 2013.

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

101
The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 12, 2013	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 12, 2013	/s/ Robert E. Rout
Robert E. Rout Executive Vice President, Chief Financial Officer and Treasurer