Form 10-K
period 2013-12-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2014-03-03
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer ☒        Accelerated filer ☐      Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock, par value $1 per share, held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2013) was approximately $700,502,967.
The number of shares outstanding of the registrant’s common stock, $1.00 Par Value as of February 28, 2014, was 94,206,690.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 22, 2014 are incorporated by reference into Part III.

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

ITEM 1.    Business
Overview
First Commonwealth Financial Corporation (“First Commonwealth” or “we”) is a financial holding company that is headquartered in Indiana, Pennsylvania. We provide a diversified array of consumer and commercial banking services through our bank subsidiary, First Commonwealth Bank (“FCB” or the “Bank”). We also provide trust and wealth management services and offer insurance products through FCB and our other operating subsidiaries. At December 31, 2013, we had total assets of $6.2 billion, total loans of $4.3 billion, total deposits of $4.6 billion and shareholders’ equity of $711.7 million. Our principal executive office is located at 601 Philadelphia Street, Indiana, Pennsylvania 15701, and our telephone number is (724) 349-7220.
FCB is a Pennsylvania bank and trust company. At December 31, 2013, the Bank operated 110 community banking offices throughout western and central Pennsylvania and a loan production office in downtown Pittsburgh, Pennsylvania. During the fourth quarter of 2014, an additional loan production office is scheduled to open in Cleveland, Ohio. The largest concentration of our branch offices is located within the greater Pittsburgh metropolitan area in Allegheny, Butler, Washington and Westmoreland counties, while our remaining offices are located in smaller cities, such as Altoona, Johnstown, and Indiana, Pennsylvania, and in towns and villages throughout predominantly rural counties. The Bank also operates a network of 115 automated teller machines, or ATMs, at various branch offices and offsite locations. All of our ATMs are part of the NYCE and MasterCard/Cirrus networks, both of which operate nationwide. The Bank is a member of the Allpoint ATM network which allows surcharge-free access to over 55,000 ATMs. The Bank is also a member of the “Freedom ATM Alliance,” which affords cardholders surcharge-free access to a network of over 670 ATMs in over 50 counties in Pennsylvania, Maryland, New York, West Virginia and Ohio.
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

We expanded our presence in the Pittsburgh market through the acquisitions of Pittsburgh Savings Bank (dba BankPittsburgh) in 2003, Great American Federal in 2004 and Laurel Savings Bank in 2006. These acquisitions added 27 branches in Allegheny and Butler Counties.
In recent years, we have primarily focused on organic growth, improving the reach of our franchise and the breadth of our product offering. As part of this strategy, we have opened fourteen de novo branches since 2005, all of which are in the greater Pittsburgh area. As a result of our acquisition and de novo strategy, FCB operates 61 branches in the Pittsburgh metropolitan statistical area and currently ranks ninth in deposit market share.
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
Employees
At December 31, 2013, First Commonwealth and its subsidiaries employed 1,256 full-time employees and 181 part-time employees.

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
In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessment was refunded during the second quarter of 2013 and no longer has a balance in the accompanying Statements of Financial Condition.
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
A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

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

As of December 31, 2013, FCB was a “well-capitalized” bank as defined by the FDIC. See Note 26 “Regulatory Restrictions and Capital Adequacy” of Notes to the Consolidated Financial Statements, contained in Item 8, for a table that provides a comparison of First Commonwealth’s and FCB’s risk-based capital ratios and the leverage ratio to minimum regulatory requirements.

In July 2013, the FRB, the FDIC and other bank regulatory agencies published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. The Basel III Capital Rules, among other things:

•	introduce a new capital measure called “Common Equity Tier 1” (“CET1”);

•	define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital;

•	specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; and

•	expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require First Commonwealth and FCB to maintain:

•
a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation);

•
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•
a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, smaller banking organizations, including First Commonwealth and FCB, may make a one-time permanent election to continue to exclude these items.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules also revise the “prompt corrective action” capital requirements described above. The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

Management believes that, as of December 31, 2013, First Commonwealth and FCB would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
Liquidity Requirements
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules that would implement the LCR for banking organizations that follow the “advanced approach” to calculating capital and a separate version for banking organizations with consolidated assets of greater than $50 billion, neither of which would apply to First Commonwealth or FCB. The federal banking agencies have not yet proposed rules to implement the NSFR.
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

We will be completing a transition to a new core processing system. If we are not able to complete the transition as planned, or unanticipated events occur during the transition, our operations, net income, or reputation could be adversely affected.

We will be transitioning to a new core processing system during 2014. The core processing system is used to maintain customer and account records, reflect account transactions and activity, and support our customer relationship management systems for substantially all of our deposit and loan customers. First Commonwealth has assembled a team of officers and employees representing key business units and functional areas throughout the Company to plan and oversee the transition process. This team, working with the vendor for the core processing system and outside project management consultants, has developed a comprehensive work plan for completing the transition. Extensive pre-conversion testing of, and employee training in, processing routines and new core processing system operation will be conducted before FCB is transitioned to the new core processing system.

If we are not able to complete the transition to the new core processing system as expected in accordance with the work plan, or if unanticipated events occur during or following the transition, FCB may not be able to timely process transactions for its customers, those customers may not be able to complete transactions in or affecting their accounts that are maintained on the core processing system, or FCB may not be able to perform contractual and other obligations to its customers or other parties. Should any of these consequences occur, First Commonwealth may incur additional expense in its financial and regulatory reporting, in processing or re-processing transactions, and FCB may not be able to meet customer expectations for transaction processing and customer service, customers may close their accounts with us, and we may incur liability under contractual or other arrangements with customers or other parties. Any of these events, should they occur, could have a material and adverse impact on the Company’s operations, net income, reputation or the trading price of First Commonwealth’s shares, as well as expose the Company to civil liability or regulatory sanctions.
Declines in real estate values could adversely affect our earnings and financial condition.
As of December 31, 2013, approximately 62% of our loans were secured by real estate. These loans consist of residential real estate loans (approximately 30% of total loans), commercial real estate loans (approximately 30% of total loans) and real estate construction loans (approximately 2% of total loans). During the economic recession in 2008, declines in real estate values and weak demand for new construction, particularly outside of our core Pennsylvania market, caused deterioration in our loan portfolio and adversely impacted our financial condition and results of operations. Additional declines in real estate values, both within and outside of Pennsylvania, could adversely affect the value of the collateral for these loans, the ability of borrowers to make timely repayment of these loans and our ability to recoup the value of the collateral upon foreclosure, further impacting our earnings and financial condition.
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
We had net deferred tax assets of $63.2 million as of December 31, 2013. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2013 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.
We must evaluate whether any portion of our recorded goodwill is impaired. Impairment testing may result in a material, non-cash write-down of our goodwill assets and could have a material adverse impact on our results of operations.
At December 31, 2013, goodwill represented approximately 3% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We test our goodwill and other intangible assets with indefinite lives for impairment at least annually (or whenever events occur which may indicate possible impairment). Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value of the reporting unit is less than the carrying amount, goodwill is considered impaired. Determining the fair value of our company requires a high degree of subjective management assumptions. Any changes in key assumptions about our business and its prospects, changes in market conditions or other externalities, for impairment testing purposes could result in a non-cash impairment charge and such a charge could have a material adverse effect on our consolidated results of operations. The challenges of the current economic environment may adversely affect our earnings, the fair value of our assets and liabilities and our stock price, all of which may increase the risk of goodwill impairment.
We have significant exposure to a downturn in the financial services industry due to our investments in trust preferred securities.
As of December 31, 2013, we had single issuer trust preferred securities and trust preferred collateralized debt obligations with an aggregate book value of $48.7 million and an unrealized loss of approximately $18.2 million. These securities were issued by banks, bank holding companies and other financial services providers. Depending on the severe economic recession and its impact on the financial services industry, we may be required to record additional impairment charges on other investment securities if they suffer a decline in value that is considered other-than-temporary. If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of FCB to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.
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
First Commonwealth Bank has 110 banking offices of which 23 are leased and 87 are owned. We also lease two loan production office.
While these facilities are adequate to meet our current needs, available space is limited and additional facilities may be required to support future expansion. However, we have no current plans to lease, purchase or construct additional administrative facilities.

ITEM 3.    Legal Proceedings
The information required by this Item is set forth in Part II, Item 8, Note 24, “Contingent Liabilities,” which is incorporated herein by reference in response to this item.

ITEM 4.    Mine Safety Disclosures
Not applicable

Executive Officers of First Commonwealth Financial Corporation
The name, age and principal occupation for each of the executive officers of First Commonwealth Financial Corporation as of December 31, 2013 is set forth below:
I. Robert Emmerich, age 63, has served as Executive Vice President and Chief Credit Officer of First Commonwealth Bank since 2009. Prior to joining First Commonwealth, Mr. Emmerich was retired from a 31-year career at National City Corporation, where he most recently served as Executive Vice President & Chief Credit Officer for Consumer Lending.
Jane Grebenc, age 55, has served as Executive Vice President and Chief Revenue Officer of First Commonwealth Financial Corporation and President of First Commonwealth Bank since May 31, 2013. Ms. Grebenc's financial services career includes executive leadership roles at a variety of institutions, including Park View Federal Savings Bank, Key Bank, and National City Bank. She was formerly the Executive Vice President in charge of the retail, marketing, IT and operations and the mortgage segments at Park View Federal Savings Bank from 2009 until 2012, the Executive Vice President in charge of the Wealth Segment at Key Bank from 2007 until 2009 and the Executive Vice President / Branch Network at National City Bank prior to 2007.
Leonard V. Lombardi, age 54, has served as Executive Vice President and Chief Audit Executive of First Commonwealth Financial Corporation since January 1, 2009. He was formerly Senior Vice President / Loan Review and Audit Manager.

Norman J. Montgomery, age 46, has served as the Executive Vice President of Business Integration of First Commonwealth Bank since May 2011. He oversees First Commonwealth’s product development and business analysis functions and assumed oversight of First Commonwealth’s technology and operations functions in July 2012. He served as Senior Vice President/Business Integration of First Commonwealth Bank from September 2007 until May 2011 and previously held positions in the technology, operations, audit and marketing areas.
T. Michael Price, age 51, has served as President of First Commonwealth Bank since November 2007. On March 7, 2012, he began serving as President and Chief Executive Officer of First Commonwealth Financial Corporation. From January 1, 2012 to March 7, 2012, he served as Interim President and Chief Executive Officer of First Commonwealth Financial Corporation. He was formerly Chief Executive Officer of the Cincinnati and Northern Kentucky Region of National City Bank from July 2004 to November 2007 and Executive Vice President and Head of Small Business Banking of National City Bank prior to July 2004.
Carrie L. Riggle, age 44, has served as Executive Vice President / Human Resources since March 1, 2013. Ms. Riggle has been with First Commonwealth for more than 20 years. Over the course of her tenure, Ms. Riggle has been responsible for the daily operations of the Human Resources function and was actively involved in the establishment and development of a centralized corporate human resources function within the Company.
Robert E. Rout, age 62, joined First Commonwealth Financial Corporation as Executive Vice President and Chief Financial Officer in February 2010. Prior to joining First Commonwealth, Mr. Rout served as Chief Financial Officer and Secretary for S&T Bancorp, Inc. in Indiana, PA, since 1999 and as Chief Administrative Officer of S&T Bancorp, Inc. since April 2008. On November 27, 2013, Mr. Rout notified the Company of his intention to retire during the first half of 2014.
Matthew C. Tomb, age 37, has served as Executive Vice President, Chief Risk Officer and General Counsel of First Commonwealth Financial Corporation since November 2010. He previously served as Senior Vice President / Legal and Compliance since September 2007. Before joining First Commonwealth, Mr. Tomb practiced law with Sherman & Howard L.L.C. in Denver, Colorado.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
First Commonwealth is listed on the NYSE under the symbol “FCF.” As of December 31, 2013, there were approximately 7,300 holders of record of First Commonwealth’s common stock. The table below sets forth the high and low sales prices per share and cash dividends declared per share for common stock of First Commonwealth for each quarter during the last two fiscal years.

Period	High Sale	Low Sale	Cash Dividends Per Share
2013
First Quarter	$7.73	$7.03	$0.05
Second Quarter	7.49	6.79	0.06
Third Quarter	8.09	7.31	0.06
Fourth Quarter	9.36	7.49	0.06

Period	High Sale	Low Sale	Cash Dividends Per Share
2012
First Quarter	$6.68	$5.47	$0.03
Second Quarter	6.73	5.73	0.05
Third Quarter	7.55	6.67	0.05
Fourth Quarter	7.30	5.92	0.05
Federal and state regulations contain restrictions on the ability of First Commonwealth to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1 “Business—Supervision and Regulation—Restrictions on Dividends” and Part II, Item 8, “Financial Statements and Supplementary Data—Note 26, Regulatory Restrictions and Capital Adequacy.” In addition, under the terms of the capital securities issued by First Commonwealth Capital Trust I, II, and III, First Commonwealth could not pay dividends on its common stock if First Commonwealth deferred payments on the junior subordinated debt securities which provide the cash flow for the payments on the capital securities.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on First Commonwealth’s common stock to the KBW Regional Banking Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2008, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
First Commonwealth Financial Corporation	100.00	38.43	59.10	44.86	59.81	79.74
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
KBW Regional Banking Index	100.00	77.87	93.75	88.93	100.86	148.09

Unregistered Sales of Equity Securities and Use of Proceeds
On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. On January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. The following table details the amount of shares repurchased under this program during the fourth quarter of 2013:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs *
October 31, 2013	294,550	$7.52	294,550	619,392
November 30, 2013	—	—	—	575,055
December 31, 2013	—	—	—	610,262
Total	294,550	$7.52	294,550
*    Remaining number of shares approved under the Plan is estimated based on the market value of the Company’s common stock of $8.69 at October 31, 2013, $9.36 at November 30, 2013 and $8.82 at December 31, 2013.

ITEM 6.    Selected Financial Data
The following selected financial data is not covered by the auditor’s report and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and with the Consolidated Financial Statements and related notes.

	Periods Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except share data)
Interest income	$206,358	$219,075	$231,545	$268,360	$293,281
Interest expense	21,707	30,146	41,678	61,599	86,771
Net interest income	184,651	188,929	189,867	206,761	206,510
Provision for credit losses	19,227	20,544	55,816	61,552	100,569
Net interest income after provision for credit losses	165,424	168,385	134,051	145,209	105,941
Net impairment losses	—	—	—	(9,193)	(36,185)
Net securities (losses) gains	(1,158)	192	2,185	2,422	273
Other income	61,321	65,242	55,484	56,005	55,237
Other expenses	168,824	177,207	176,826	171,226	171,151
Income (loss) before income taxes	56,763	56,612	14,894	23,217	(45,885)
Income tax provision (benefit)	15,281	14,658	(380)	239	(25,821)
Net Income (Loss)	$41,482	$41,954	$15,274	$22,978	$(20,064)
Per Share Data—Basic
Net Income (Loss)	$0.43	$0.40	$0.15	$0.25	$(0.24)
Dividends declared	$0.23	$0.18	$0.12	$0.06	$0.18
Average shares outstanding	97,028,157	103,885,396	104,700,227	93,197,225	84,589,780
Per Share Data—Diluted
Net Income (Loss)	$0.43	$0.40	$0.15	$0.25	$(0.24)
Average shares outstanding	97,029,832	103,885,663	104,700,393	93,199,773	84,589,780
At End of Period
Total assets	$6,214,861	$5,995,390	$5,841,122	$5,812,842	$6,446,293
Investment securities	1,353,809	1,199,531	1,182,572	1,016,574	1,222,045
Loans and leases, net of unearned income	4,283,833	4,204,704	4,057,055	4,218,083	4,636,501
Allowance for credit losses	54,225	67,187	61,234	71,229	81,639
Deposits	4,603,863	4,557,881	4,504,684	4,617,852	4,535,785
Short-term borrowings	626,615	356,227	312,777	187,861	958,932
Subordinated debentures	72,167	105,750	105,750	105,750	105,750
Other long-term debt	144,385	174,471	101,664	98,748	168,697
Shareholders’ equity	711,697	746,007	758,543	749,777	638,811
Key Ratios
Return on average assets	0.68%	0.71%	0.27%	0.37%	(0.31)%
Return on average equity	5.70	5.46	2.00	3.33	(3.06)
Net loans to deposits ratio	91.87	90.78	88.70	89.80	100.42
Dividends per share as a percent of net income per share	53.49	44.57	82.26	23.72	NA
Average equity to average assets ratio	11.87	12.95	13.33	11.26	10.16

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis represents an overview of the financial condition and the results of operations of First Commonwealth and its subsidiaries, FCB, First Commonwealth Insurance Agency, Inc. (“FCIA”) and First Commonwealth Financial Advisors, Inc. (“FCFA”), as of and for the years ended December 31, 2013, 2012 and 2011. The purpose of this discussion is to focus on information concerning our financial condition and results of operations that is not readily apparent from the Consolidated Financial Statements. In order to obtain a clear understanding of this discussion, you should refer to the Consolidated Financial Statements, the notes thereto and other financial information presented in this Annual Report.

Company Overview
First Commonwealth provides a diversified array of consumer and commercial banking services through our bank subsidiary, FCB. We also provide trust and wealth management services through FCFA and insurance products through FCIA. At December 31, 2013, FCB operated 110 community banking offices throughout western Pennsylvania and one loan production office in downtown Pittsburgh, Pennsylvania.
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

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. These factors require the use of estimates related to the amount and timing of expected future cash flows, appraised values on impaired loans, estimated losses for each loan category based on historical loss experience by category using an eight to twenty quarter average, and consideration of current economic trends and conditions, all of which may be susceptible to significant judgment and change. To the extent that actual outcomes differ from estimates, additional provisions for credit losses could be required that could adversely affect our earnings or financial position in future periods. The loan portfolio represents the largest asset category on our Consolidated Statements of Financial Condition.
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
Methodologies and estimates used by management when determining the fair value for pooled trust preferred collateralized debt obligations and testing those securities for other-than-temporary impairment are discussed in detail in Management’s

Discussion and Analysis of Financial Condition and Results of Operations and in Note 9 “Impairment of Investment Securities” and Note 19 “Fair Values of Assets and Liabilities” of Notes to the Consolidated Financial Statements.
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
As of December 31, 2013, goodwill and other intangible assets were not considered impaired; however, changing economic conditions that may adversely affect our performance and stock price could result in impairment, which could adversely affect earnings in future periods. Our Step 1 goodwill impairment analysis as of November 30, 2013, determined that the fair value of our goodwill exceeded its carrying value by approximately 30%. An assessment of qualitative factors was completed as of December 31, 2013 and indicated that it is more likely than not that our fair value exceeded its carrying value.
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

Results of Operations—2013 Compared to 2012
Net Income
Net income for 2013 was $41.5 million, or $0.43 per diluted share, as compared to net income of $42.0 million, or $0.40 per diluted share, in 2012. Net income in 2013 was positively impacted by improvements in the credit quality of our loan portfolio as losses on the sale or write-down of assets decreased $6.3 million and collection and repossession expenses decreased $1.9 million. Additionally, operational losses decreased $3.3 million during 2013. Offsetting these positives were $2.6 million in technology related conversion expenses, $1.2 million in net securities losses and a $4.3 million decrease in net interest income.

Our return on average equity was 5.7% and return on average assets was 0.68% for 2013, compared to 5.5% and 0.71%, respectively, for 2012.
Average diluted shares for the year 2013 were 7% less than the comparable period in 2012 primarily due to the common stock buyback programs that were authorized during 2013 and 2012.
Net Interest Income
Net interest income, which is our primary source of revenue, is the difference between interest income from earning assets (loans and securities) and interest expense paid on liabilities (deposits, short-term borrowings and long-term debt). The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest-earning assets. To compare the tax exempt asset yields to taxable yields, amounts are adjusted to the pretaxable equivalent amounts based on the marginal corporate federal income tax rate of 35%. The taxable equivalent adjustment to net interest income for 2013 was $4.1 million compared to $4.4 million in 2012. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 75% and 74% for the years ended December 31, 2013 and 2012, respectively.
Net interest income, on a fully taxable equivalent basis, was $188.7 million for the year-ended December 31, 2013, a $4.6 million, or 2%, decrease compared to $193.3 million for the same period in 2012. The net interest margin, on a fully taxable equivalent basis decreased 22 basis points, or 6%, to 3.39% in 2013 from 3.61% in 2012. The net interest margin is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.
The low interest rate environment and resulting decline in rates earned on interest-earning assets challenged the net interest margin during the year-ended December 31, 2013. Yields and spreads on new loan volumes continued to experience competitive pricing pressures in 2013, specifically home equity and indirect loans. Also contributing to lower yields on earning assets is the runoff of existing assets which are earning higher interest rates than new volumes as well as growth in the investment portfolio. Growth in earning assets has helped to offset the spread compression as average earning assets for the year-ended December 31, 2013 increased $210.5 million, or 4%, compared to the comparable period in 2012. However, approximately 58% of the growth in earning assets relates to the investment portfolio, which is earning approximately 180 basis points less than the rate earned on growth in the loan portfolio. Investment portfolio purchases during 2013 have been primarily in the mortgage-related assets with approximate durations of 36-48 months. The majority of these investments have monthly principal payments which provide for reinvestment opportunities as interest rates rise. It is expected that the challenges to the net interest margin will continue as $2.9 billion in interest-sensitive assets either reprice or mature over the next twelve months.
The taxable equivalent yield on interest-earning assets was 3.79% for the year-ended December 31, 2013, a decrease of 39 basis points from the 4.18% yield for the same period in 2012. This decline can be attributed to the repricing of our variable rate assets in a declining interest rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.48% for the year-ended December 31, 2013, compared to 0.70% for the same period in 2012.
Comparing the year-ended December 31, 2013 with the same period in 2012, changes in interest rates negatively impacted net interest income by $10.3 million. The lower yield on interest-earning assets adversely impacted net interest income by $20.4 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $10.1 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines. As part of these strategies, on April 1, 2013, the Company redeemed $32.5 million in issued and outstanding 9.50% mandatorily redeemable capital securities issued by First Commonwealth Capital Trust I and replaced these capital securities with lower cost funding alternatives.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets and a lower cost of funds tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.7 million in the year-ended December 31, 2013 compared to the same period in 2012. Higher levels of interest-earning assets resulted in an increase of $7.4 million in interest income, while volume changes primarily attributed to short-term and long-term borrowings increased interest expense by $1.7 million.
Positively affecting net interest income was a $41.1 million increase in average net free funds at December 31, 2013 as compared to December 31, 2012. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was a $66.1 million increase in average noninterest-bearing demand deposits as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the year-ended December 31, 2013 increased $16.9 million million, or 1%, compared to the comparable period in 2012, while the average rate paid on time deposits decreased 42 basis points. The positive change in deposit mix is expected to continue as $750.7 million in certificates of deposits either mature or reprice over the next twelve months.
The following table reconciles interest income in the Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the periods presented:

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Interest income per Consolidated Statements of Income	$206,358	$219,075	$231,545
Adjustment to fully taxable equivalent basis	4,081	4,392	5,500
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	210,439	223,467	237,045
Interest expense	21,707	30,146	41,678
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$188,732	$193,321	$195,367

The following table provides information regarding the average balances and yields and rates on interest-earning assets and interest-bearing liabilities for the periods ended December 31:

	Average Balance Sheets and Net Interest Analysis
	2013			2012			2011
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,355	$7	0.21%	$4,329	$6	0.14%	$26,477	$64	0.24%
Tax-free investment securities (e)	83	6	7.40	271	18	6.85	4,852	328	6.76
Taxable investment securities	1,300,538	30,218	2.32	1,179,169	31,799	2.70	1,043,798	33,812	3.24
Loans, net of unearned income (b)(c)	4,255,593	180,208	4.23	4,165,292	191,644	4.60	4,061,822	202,841	4.99
Total interest-earning assets	5,559,569	210,439	3.79	5,349,061	223,467	4.18	5,136,949	237,045	4.61
Noninterest-earning assets:
Cash	71,930			75,044			75,071
Allowance for credit losses	(62,800)			(65,279)			(76,814)
Other assets	563,283			581,321			593,248
Total noninterest-earning assets	572,413			591,086			591,505
Total Assets	$6,131,982			$5,940,147			$5,728,454
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$670,524	$236	0.04%	$645,970	$286	0.04%	$607,756	$515	0.08%
Savings deposits (d)	1,942,323	2,962	0.15	1,921,417	4,233	0.22	1,877,321	7,252	0.39
Time deposits	1,154,984	12,398	1.07	1,138,112	16,935	1.49	1,343,281	25,729	1.92
Short-term borrowings	478,388	1,262	0.26	402,196	1,070	0.27	182,864	728	0.40
Long-term debt	233,483	4,849	2.08	202,598	7,622	3.76	184,185	7,454	4.05
Total interest-bearing liabilities	4,479,702	21,707	0.48	4,310,293	30,146	0.70	4,195,407	41,678	0.99
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	876,111			810,041			720,005
Other liabilities	48,335			50,859			49,163
Shareholders’ equity	727,834			768,954			763,879
Total noninterest-bearing funding sources	1,652,280			1,629,854			1,533,047
Total Liabilities and Shareholders’ Equity	$6,131,982			$5,940,147			$5,728,454
Net Interest Income and Net Yield on Interest-Earning Assets		$188,732	3.39%		$193,321	3.61%		$195,367	3.80%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits which were made for regulatory purposes.

(e)
Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $6.18 thousand, $18.58 thousand and $328.01 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the periods indicated:

	Analysis of Year-to-Year Changes in Net Interest Income
	2013 Change from 2012			2012 Change from 2011
	Total Change	Change Due To Volume	Change Due To Rate (a)	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$(1)	$2	$(58)	$(53)	$(5)
Tax-free investment securities	(12)	(13)	1	(310)	(310)	—
Taxable investment securities	(1,581)	3,277	(4,858)	(2,013)	4,386	(6,399)
Loans	(11,436)	4,154	(15,590)	(11,197)	5,163	(16,360)
Total interest income (b)	(13,028)	7,417	(20,445)	(13,578)	9,186	(22,764)
Interest-bearing liabilities:
Interest-bearing demand deposits	(50)	10	(60)	(229)	31	(260)
Savings deposits	(1,271)	46	(1,317)	(3,019)	172	(3,191)
Time deposits	(4,537)	251	(4,788)	(8,794)	(3,939)	(4,855)
Short-term borrowings	192	206	(14)	342	877	(535)
Long-term debt	(2,773)	1,161	(3,934)	168	746	(578)
Total interest expense	(8,439)	1,674	(10,113)	(11,532)	(2,113)	(9,419)
Net interest income	$(4,589)	$5,743	$(10,332)	$(2,046)	$11,299	$(13,345)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the years ended December 31:

	2013		2012
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$20,755	108%	$6,416	31%
Real estate construction	(2,056)	(11)	5,191	26
Residential real estate	2,369	12	1,077	5
Commercial real estate	(286)	(1)	3,921	19
Loans to individuals	4,371	23	2,849	14
Unallocated	(5,926)	(31)	1,090	5
Total	$19,227	100%	$20,544	100%
The provision for credit losses for the year 2013 totaled $19.2 million million, a decrease of $1.3 million, or 6.41%, compared to the year 2012. The majority of the 2013 provision expense, or $13.5 million of the $19.2 million, related to two commercial borrowers. Deterioration in the value of certain assets of a local real estate developer, for which net equity is the expected repayment source, resulted in provision expense of $10.4 million and a related charge-off of $13.1 million. In addition, two non-accrual commercial real estate loans which were sold in the first quarter of 2013, required a combined charge-off and related provision expense of $3.1 million. These two non-accrual loans were to the same borrower and relate to a $15.5 million loan secured by an apartment building in eastern Pennsylvania and a $1.7 million loan secured by mixed use property in eastern Pennsylvania.

As evidenced by the table above, the current year provision is largely the result of the commercial, financial, agricultural and other portion of the portfolio. The primary reason for this increase is a $13.1 million charge-off taken due to deterioration in the value of certain assets of a local real estate developer, for which net equity is our expected repayment source. Also, an additional $1.6 million in specific reserves were recorded on a $12.7 million commercial industrial loan relationship with a local energy company that was moved into nonaccrual status during 2013.
The negative provision expense for real estate construction loans can be attributed to a decline in the historical loss percentage used to determine the appropriate level of allowance for credit losses for that category.
The provision related to loans to individuals can be largely attributed to the addition of a $1.2 million specific reserve related to $6.9 million of consumer loans in nonaccrual status as well as net charge-offs of $3.0 million.
The negative $5.9 million provision for credit losses related to the unallocated portion of the allowance is a result of it no longer being treated as a separate component of the allowance but instead is now incorporated into the reserve provided for each loan category. This portion of the allowance for credit losses reflects the qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience.
The allowance for credit losses was $54.2 million, or 1.27%, of total loans outstanding at December 31, 2013, compared to $67.2 million, or 1.60%, at December 31, 2012. Nonperforming loans as a percentage of total loans decreased to 1.39% at December 31, 2013 from 2.56% at December 31, 2012. The allowance to nonperforming loan ratio was 91% as of December 31, 2013 and 62% at December 31, 2012.
Net credit losses were $32.2 million for the year-ended December 31, 2013 compared to $14.6 million for the same period in 2012. The most significant credit losses recognized during the year-ended December 31, 2013, were the aforementioned $13.1 million charge-off, a $2.3 million charge-off of a loan to a local energy company, a $2.8 million charge-off taken on a loan to a western Pennsylvania non-profit healthcare facility which was moved to OREO in the fourth quarter of 2013, and a $3.1 million charge-off on two commercial real estate loans which were sold during the first quarter of 2013. These loans relate to a $15.5 million loan secured by an apartment building in eastern Pennsylvania and a $1.7 million loan secured by mixed use property in eastern Pennsylvania.
The provision is a result of management’s assessment of credit quality statistics and other factors that would have an impact on probable losses in the loan portfolio and the methodology used for determination of the adequacy of the allowance for credit losses. The change in the allowance for credit losses is consistent with the decrease in estimated losses within the loan portfolio determined by factors including certain loss events, portfolio migration analysis, historical loss experience, delinquency trends, deterioration in collateral values and volatility in economic indicators such as the housing market, consumer price index, vacancy rates and unemployment levels. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at December 31, 2013.

A detailed analysis of our credit loss experience for the previous five years is shown below:

	2013	2012	2011	2010	2009
	(dollars in thousands)
Loans outstanding at end of year	$4,283,833	$4,204,704	$4,057,055	$4,218,083	$4,636,501
Average loans outstanding	$4,255,593	$4,165,292	$4,061,822	$4,467,338	$4,557,227
Balance, beginning of year	$67,187	$61,234	$71,229	$81,639	$52,759
Loans charged off:
Commercial, financial, agricultural and other	18,399	5,207	7,114	22,293	20,536
Real estate construction	773	3,601	28,886	41,483	36,892
Residential real estate	1,814	3,828	4,107	5,226	4,604
Commercial real estate	10,513	851	24,861	2,466	7,302
Loans to individuals	3,679	3,482	3,325	3,841	4,378
Total loans charged off	35,178	16,969	68,293	75,309	73,712
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	455	443	473	2,409	448
Real estate construction	501	582	955	—	—
Residential real estate	1,264	422	132	252	81
Commercial real estate	136	410	349	163	914
Loans to individuals	633	521	573	523	580
Total recoveries	2,989	2,378	2,482	3,347	2,023
Net credit losses	32,189	14,591	65,811	71,962	71,689
Provision charged to expense	19,227	20,544	55,816	61,552	100,569
Balance, end of year	$54,225	$67,187	$61,234	$71,229	$81,639
Ratios:
Net credit losses as a percentage of average loans outstanding	0.76%	0.35%	1.62%	1.61%	1.57%
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.27%	1.60%	1.51%	1.69%	1.76%

Noninterest Income
The components of noninterest income for each year in the three-year period ended December 31 are as follows:

				2013 compared to 2012
	2013	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$6,166	$6,206	$6,498	$(40)	(1)%
Service charges on deposit accounts	15,652	14,743	14,775	909	6
Insurance and retail brokerage commissions	6,005	6,272	6,376	(267)	(4)
Income from bank owned life insurance	5,539	5,850	5,596	(311)	(5)
Card related interchange income	13,746	13,199	11,968	547	4
Other income	10,632	13,610	12,803	(2,978)	(22)
Subtotal	57,740	59,880	58,016	(2,140)	(4)
Net securities (losses) gains	(1,158)	192	2,185	(1,350)	(703)
Gain on sale of assets	2,153	4,607	4,155	(2,454)	(53)
Derivatives mark to market	1,428	755	(6,687)	673	89
Total noninterest income	$60,163	$65,434	$57,669	$(5,271)	(8)%
Noninterest income, excluding net securities (losses) gains, gains on sale of assets and the derivatives mark to market adjustment decreased $2.1 million, or 3.57%, in 2013, largely due to a decline in the other income category. This decrease can be attributed to a $1.9 million joint venture termination fee received in 2012 from the dissolution of a mortgage banking joint venture with another financial institution. In 2014, the Company will reenter the mortgage banking business by establishing its own residential mortgage division. Also contributing to the decline in other income category is a $1.0 million decrease in income from other real estate owed due to rental income received in 2012 from a western Pennsylvania office complex foreclosed on in 2011 and sold in March 2012. Increases in service charges on deposits and card related interchange income can be attributed to growth in the number of deposit customers as well as continued increases in electronic payments by our customers.
Total noninterest income decreased $5.3 million or 8% in comparison to the year ended 2012. The most notable change includes a $2.5 million decrease in the gain on sale of assets. The higher level of gains in 2012 is primarily the result of a $2.9 million gain recognized on the sale of two commercial real estate loans compared to gains of $0.6 million recognized on the sale of loans during 2013. Loans were sold in both years in an effort to decrease total nonperforming loans and criticized assets.
Comparing the year 2013 to the year 2012, net securities (losses) gains decreased $1.4 million. This change is primarily the result of a $1.3 million loss recognized on the early redemption of one of our pooled trust preferred securities. This security was called when the senior note holders elected to liquidate all assets of the trust, resulting in losses for the mezzanine notes owned by the Company.

Noninterest Expense
The components of noninterest expense for each year in the three-year period ended December 31 are as follows:

				2013 Compared to 2012
	2013	2012	2011	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$86,012	$86,069	$84,669	$(57)	—%
Net occupancy expense	13,607	13,255	14,069	352	3
Furniture and equipment expense	15,118	12,460	12,517	2,658	21
Data processing expense	6,009	7,054	6,027	(1,045)	(15)
Pennsylvania shares tax expense	5,638	5,706	5,480	(68)	(1)
Intangible amortization	1,064	1,467	1,534	(403)	(27)
Collection and repossession expense	3,836	5,756	7,583	(1,920)	(33)
Other professional fees and services	3,731	4,329	5,297	(598)	(14)
FDIC insurance	4,366	5,032	5,490	(666)	(13)
Other operating expenses	23,057	24,318	23,953	(1,261)	(5)
Subtotal	162,438	165,446	166,619	(3,008)	(2)
Loss on sale or write-down of assets	1,054	7,394	9,428	(6,340)	(86)
Operational losses	1,115	4,367	779	(3,252)	(74)
Loss on early redemption of subordinated debt	1,629	—	—	1,629	100
Conversion related expenses	2,588	—	—	2,588	100
Total noninterest expense	$168,824	$177,207	$176,826	$(8,383)	(5)%
Total noninterest expense for the year 2013 decreased $8.4 million in comparison to the year 2012, largely due to improvements in the credit quality of our loan portfolio, cost saving initiatives and a decline in operational losses. Improvements in the level of noninterest expenses in 2013 were partially offset by $4.6 million in technology conversion charges and a $1.6 million loss on the early redemption of subordinated debt.
Salaries and employee benefit expense remained flat compared to 2012, despite a $1.8 million increase in hospitalization expense, largely due to continued cost savings initiatives.
Collection and repossession expenses and loss on sale or write-down of assets declined $1.9 million and $6.3 million, respectively. The decrease in both items is largely attributable to the resolution of several large credits during 2013 and improvements in the credit quality of the loan portfolio.
Data processing expense decreased $1.0 million as a result of a 2013 change in vendors which provided savings of $0.9 million in ATM/debit card related expenses.

Other operating expenses decreased during 2013 largely due to a $1.1 million decline in advertising expense resulting from cost savings initiatives implemented during the year.
Operational losses decreased $3.3 million in 2013 due to a $3.5 million fraud loss recognized in 2012.
As a result of the April 1, 2013 early redemption of $32.5 million in redeemable capital securities issued by First Commonwealth Capital Trust I, a loss of $1.6 million was recognized. This loss includes a $1.1 million prepayment penalty and $0.5 million of unamortized deferred issuance costs.

On September 30, 2013, First Commonwealth executed a contract with Jack Henry and Associates to license the Jack Henry and Associates SilverLake System core processing software and to outsource certain data processing services. A system conversion is expected to occur during the third quarter of 2014. First Commonwealth will incur approximately $12.0 million of costs related to accelerated depreciation for data processing hardware and software, early termination charges on existing contracts and staffing and employee-related charges. The Company expects to achieve $6.0 to $8.0 million in lower annual technology related expenses as well as employment and other operational expenses as a result of the conversion. Accelerated depreciation for hardware and software to be replaced in the conversion is the primary cause of the $2.7 million increase in furniture and equipment expense. Conversion related expenses of $2.6 million recognized in 2013 include early termination charges on existing contracts and staffing and employment-related charges.

Income Tax
The provision for income taxes of $15.3 million in 2013 is comparable to the provision for income taxes of $14.7 million in 2012 mostly due to the consistent level of pretax income of $56.8 million and $56.6 million for 2013 and 2012, respectively.
The effective tax rate was 27% and 26% for tax expense in 2013 and 2012. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The consistent level of tax benefits that reduce our tax rate below the 35% statutory rate and the relatively low level of annual pretax income produced a low effective tax rate for 2013 and 2012.

Financial Condition
First Commonwealth’s total assets increased by $219.5 million in 2013. Loans increased $79.1 million, or 2%, and investments increased $147.1 million, or 13%. Factors impacting loan growth include underwriting guidelines which limit geography and size for commercial loans, our goal to manage down large credit relationships, generally weak borrower demand and expected declines in the 1-4 family mortgage loan portfolio. Underwriting guidelines provide little flexibility on exceptions and robust monitoring of loan to value, cash flow coverage, debt/equity and other credit quality measurement tools. Geographic limitations include restricting consumer and small business loans to Pennsylvania counties in which First Commonwealth has a branch or loan production office presence; commercial real estate and commercial loan markets were prescribed within a 250 mile radius of First Commonwealth’s headquarters location in Indiana, Pennsylvania. Commercial and industrial loan syndications are unlimited geographically in the United States for select, high quality industry segments in which we have expertise. First Commonwealth has a $200 million limit for out of market syndications.
First Commonwealth implemented a strategic decision in 2005 to exit the residential mortgage business, satisfying customer requests for these loans through a joint venture or home equity loans. As a result, the residential mortgage portfolio has declined approximately $40 million in 2013 from regularly scheduled repayments and payoffs. In 2012, the mortgage banking joint venture was terminated and in 2013 the Company announced plans to reenter the residential mortgage business. It is expected that the mortgage banking division will begin accepting applications in the second half of 2014.
During 2013, approximately $356.7 million in investment securities were called or matured. These securities were higher yielding securities and contributed to the decline in yield earned on the portfolio. As a result, $409.3 million in asset-backed securities and $130.6 million in agency securities were purchased in 2013 to help increase earnings from the portfolio with a reduced risk profile.
First Commonwealth’s total liabilities increased $253.8 million, or 5%, in 2013. Deposit growth of $46.0 million, or 1%, was augmented by an increase in short-term borrowings of $270.4 million, or 76% and offset by a decrease in long-term debt of $63.7 million million, or 23%.
We periodically utilize short-term and long-term borrowings to fund the origination of new loans as well as the purchase of investments. In 2013, $32.5 million in 9.50% debt issued by First Commonwealth Capital Trust I was redeemed and replaced with lower cost funding alternatives. The decrease in interest paid on borrowings as well as lower rates being paid on deposits has helped to mitigate the contracting pressure on the net interest yield on interest-earning assets and interest-bearing liabilities.

Loan Portfolio
Following is a summary of our loan portfolio as of December 31:

	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,021,056	24%	$1,019,822	24%	$996,739	25%	$913,814	22%	$1,127,320	25%
Real estate construction	93,289	2	87,438	2	76,564	2	261,482	6	428,744	9
Residential real estate	1,262,718	30	1,241,565	30	1,137,059	28	1,127,273	27	1,202,386	26
Commercial real estate	1,296,472	30	1,273,661	30	1,267,432	31	1,354,074	32	1,320,715	28
Loans to individuals	610,298	14	582,218	14	565,849	14	561,440	13	557,336	12
Total loans and leases net of unearned income	$4,283,833	100%	$4,204,704	100%	$4,043,643	100%	$4,218,083	100%	$4,636,501	100%
The loan portfolio totaled $4.3 billion as of December 31, 2013, reflecting growth of $79.1 million or 2% compared to December 31, 2012. Loan growth was experienced in all categories, with the majority being recognized in the loans to individuals category as a result of growth in indirect auto lending. Additionally, the residential real estate portfolio increased due to the success of our installment home equity product. Increases in commercial, financial, agricultural and other portfolio can be attributed to growth in direct middle market lending and syndications in Pennsylvania and contiguous states.
The majority of our loan portfolio is with borrowers located in Pennsylvania. During the fourth quarter of 2013, the Company expanded into the Ohio market area with the opening of a loan production office in Cleveland, Ohio. As of December 31, 2013 and 2012, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
The credit quality of loan portfolio continued to improve during 2013 with decreases in the level of criticized assets, delinquency and nonaccrual loans. As of December 31, 2013, criticized loans or loans designated OAEM, substandard, impaired or doubtful decreased $126.1 million, or 44%, from December 31, 2012. Criticized loans totaled $162.4 million at December 31, 2013 and represented 4% of the total loan portfolio. Additionally, delinquency on accruing loans decreased $8.8 million, or 40%, at December 31, 2013 compared to December 31, 2012. As of December 31, 2013, nonaccrual loans decreased $48.6 million, or 51%, compared to December 31, 2012.

Final loan maturities and rate sensitivities of the loan portfolio excluding consumer installment and mortgage loans at December 31, 2013 were as follows:

	Within One Year	One to 5 Years	After 5 Years	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$75,131	$641,181	$206,617	$922,929
Real estate construction (a)	3,105	31,045	59,139	93,289
Commercial real estate	90,613	89,522	1,116,337	1,296,472
Other	19,781	5,169	73,177	98,127
Totals	$188,630	$766,917	$1,455,270	$2,410,817
Loans at fixed interest rates		33,362	369,290
Loans at variable interest rates		733,555	1,085,980
Totals		$766,917	$1,455,270

(a)
The maturity of real estate construction loans include term commitments that follow the construction period. Loans with these term commitments will be moved to the commercial real estate category when the construction phase of the project is completed.

First Commonwealth has a regulatory established legal lending limit of $95.6 million to any one borrower or closely related group of borrowers, but has established lower thresholds for credit risk management.

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

The following is a comparison of nonperforming and impaired assets and the effects on interest due to nonaccrual loans for the period ended December 31:

	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$28,908	$43,539	$33,635	$84,741	$147,937
Loans held for sale on nonaccrual basis	—	—	13,412	—	—
Troubled debt restructured loans on nonaccrual basis	16,980	50,979	44,841	31,410	—
Troubled debt restructured loans on accrual basis	13,495	13,037	20,276	1,336	619
Total nonperforming loans	$59,383	$107,555	$112,164	$117,487	$148,556
Loans past due in excess of 90 days and still accruing	$2,505	$2,447	$11,015	$13,203	$15,154
Other real estate owned	$11,728	$11,262	$30,035	$24,700	$24,287
Loans outstanding at end of period	$4,283,833	$4,204,704	$4,057,055	$4,218,083	$4,636,501
Average loans outstanding	$4,255,593	$4,165,292	$4,061,822	$4,467,338	$4,557,227
Nonperforming loans as a percentage of total loans	1.39%	2.56%	2.76%	2.79%	3.20%
Provision for credit losses	$19,227	$20,544	$55,816	$61,552	$100,569
Allowance for credit losses	$54,225	$67,187	$61,234	$71,229	$81,639
Net charge-offs	$32,189	$14,591	$65,811	$71,962	$71,689
Net charge-offs as a percentage of average loans outstanding	0.76%	0.35%	1.62%	1.61%	1.57%
Provision for credit losses as a percentage of net charge-offs	59.73%	140.80%	84.81%	85.53%	140.29%
Allowance for credit losses as a percentage of end-of-period loans outstanding (a)	1.27%	1.60%	1.51%	1.69%	1.76%
Allowance for credit losses as a percentage of nonperforming loans (a)	91.31%	62.47%	62.01%	60.63%	54.96%
Gross income that would have been recorded at original rates	$7,920	$15,036	$14,872	$13,142	$7,645
Interest that was reflected in income	679	369	1,393	30	13
Net reduction to interest income due to nonaccrual	$7,241	$14,667	$13,479	$13,112	$7,632

(a)	End of period loans and nonperforming loans exclude loans held for sale.

Nonperforming loans decreased $48.2 million to $59.4 million at December 31, 2013 compared to $107.6 million at December 31, 2012. The nonperforming loans as a percentage of total loans decreased to 1.4% from 2.6% at December 31, 2013 compared to December 31, 2012. Other real estate owned totaled $11.7 million at December 31, 2013 compared to $11.3 million at December 31, 2012.
Also included in nonperforming loans are troubled debt restructured loans (“TDR’s”). TDR’s are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower under terms not available in the market. The $33.5 million decrease in TDR’s during 2013 is primarily the result of a $13.1 million charge-off on a loan relationship with a local real estate developer and the sale of $17.2 million of loans secured by commercial real estate in eastern Pennsylvania. For additional information on TDR’s please refer to Note 10 “Loans and Allowance for Credit Losses.”
Net credit losses were $32.2 million in 2013 compared to $14.6 million for the year 2012. The most significant credit losses recognized during the year were a $13.1 million charge-off taken on a loan relationship with a local real estate developer, a $2.8 million charge-off taken on a loan to a western Pennsylvania non-profit healthcare facility that was moved to OREO in the fourth quarter of 2013, a $2.5 million charge-off for a western Pennsylvania student housing project that paid off during the third quarter of 2013, and a $2.3 million charge-off taken on a loan to a local energy company. Additional detail on credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Provision for Credit Losses" and "Allowance for Credit Losses."
Provision for credit losses as a percentage of net charge-offs decreased to 59.7% for the year ended December 31, 2013 from 140.8% for the year ended December 31, 2012, as a result of $13.0 million in charge-offs recorded in 2013 for four commercial borrowers which were reserved for in prior periods.
Nonperforming Securities
The following is a comparison of nonperforming securities for the period ended December 31:

	12/31/2013	12/31/2012	12/31/2011	12/31/2010	12/31/2009
	(dollars in thousands)
Nonperforming Securities:
Nonaccrual securities at market value	$—	$—	$—	$15,823	$3,258
Nonperforming securities at December 31, 2010 and 2009 were pooled trust preferred collateralied debt obligations. These securities were returned to performing status in 2011 because of evidence supporting management’s estimate of future cash flows indicating that all remaining principal and interest will be received. Support for these estimates include; no other-than-temporary impairment charges since the third quarter of 2010, improvement in the underlying collateral of these bonds evidenced by a reduced level of new interest payment deferrals and principal defaults as well as an increase in actual cures of deferring collateral.

Allowance for Credit Losses
Following is a summary of the allocation of the allowance for credit losses at December 31:

	2013		2012		2011		2010		2009
	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)	Allowance Amount	% (a)
	(dollars in thousands)
Commercial, financial, agricultural and other	$22,663	24%	$19,852	24%	$18,200	25%	$21,700	22%	$31,369	25%
Real estate construction	6,600	2	8,928	2	6,756	2	18,002	6	18,224	9
Residential real estate	7,727	30	5,908	30	8,237	28	5,454	27	5,847	26
Commercial real estate	11,778	30	22,441	30	18,961	31	16,913	32	17,526	28
Loans to individuals	5,457	14	4,132	14	4,244	14	4,215	13	4,731	12
Unallocated	—	N/A	5,926	N/A	4,836	N/A	4,945	N/A	3,942	N/A
Total	$54,225		$67,187		$61,234		$71,229		$81,639
Allowance for credit losses as percentage of end-of-period loans outstanding	1.27%		1.60%		1.51%		1.69%		1.76%

(a)	Represents the ratio of loans in each category to total loans.
The allowance for credit losses decreased $13.0 million from December 31, 2012 to December 31, 2013 and the allowance for credit losses as a percentage of end-of-period loans outstanding was 1.3% at December 31, 2013 compared to 1.6% at December 31, 2012. The majority of the 2013 change in the allowance for credit losses, or $9.0 million of change, can be attributed to specific reserves established for impaired loans. The allowance for credit losses includes both a general reserve for performing loans and specific reserves for impaired loans. Comparing December 31, 2013 to December 31, 2012, the general reserve for performing loans decreased from 1.19% to 1.05% of total performing loans. Specific reserves decreased from 16.5% of nonperforming loans at December 31, 2012 to 14.9% of nonperforming loans at December 31, 2013. The decrease in specific reserves held is a direct result of the $2.8 million decrease in specific reserves related to a commercial loan relationship with a local real estate developer, a $2.4 million decrease due to the charge-off of a loan to a local energy company, a $2.8 million decrease related to a western Pennsylvania non-profit health care facility which was moved to OREO in the fourth quarter of 2013 and a $2.5 million decrease related to a charge-off on a loan for a western Pennsylvania student housing project that paid off in the third quarter of 2013. The allowance for credit losses as a percentage of nonperforming loans was 91% and 62% at December 31, 2013 and 2012, respectively.
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
Management reviews local and national economic information and industry data, including the trends in the industries we believe are indicative of higher risk to our portfolio. Factors reviewed by management include employment trends, macroeconomic trends, commercial real estate trends and the overall lending environment. Based on this review, an allocation is made to the allowance for credit and is reflected in the “unallocated” line of the previous table.
Investment Portfolio
Marketable securities that we hold in our investment portfolio, which are classified as “securities available for sale,” may be a source of liquidity; however, we do not anticipate liquidating the investments prior to maturity. As indicated in Note 19 “Fair Values of Assets and Liabilities,” $24.9 million of available for sale securities at December 31, 2013, are classified as Level 3 assets because of inactivity in the market.
Following is a detail schedule of the amortized cost of securities available for sale as of December 31:

	2013	2012	2011
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$22,639	$27,883	$32,139
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	1,009,519	839,102	771,196
Mortgage-Backed Securities—Commercial	104	148	193
Other Government-Sponsored Enterprises	267,971	241,970	267,807
Obligations of States and Political Subdivisions	80	82	444
Corporate Securities	6,693	6,703	11,811
Pooled Trust Preferred Collateralized Debt Obligations	42,040	51,866	54,762
Total Debt Securities	1,349,046	1,167,754	1,138,352
Equities	1,420	1,859	1,860
Total Securities Available for Sale	$1,350,466	$1,169,613	$1,140,212
As of December 31, 2013, securities available for sale had a fair value of $1.3 billion. Gross unrealized gains were $15.6 million and gross unrealized losses were $47.7 million.

The following is a schedule of the contractual maturity distribution of securities available for sale at December 31, 2013.

	U.S. Government Agencies and Corporations	States and Political Subdivisions	Other Securities	Total Amortized Cost (a)	Weighted Average Yield (b)
	(dollars in thousands)
Within 1 year	$33,051	$80	$—	$33,131	1.06%
After 1 but within 5 years	259,837	—	—	259,837	1.21
After 5 but within 10 years	82,702	—	—	82,702	3.28
After 10 years	924,643	—	48,733	973,376	2.31
Total	$1,300,233	$80	$48,733	$1,349,046	2.13%

(a)	Equities are excluded from this schedule because they have an indefinite maturity.

(b)	Yields are calculated on a taxable equivalent basis

Mortgage backed securities, which include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises, have contractual maturities ranging from less than one year to approximately 30 years and have anticipated average lives to maturity ranging from less than one year to approximately thirteen years.
The amortized cost of the investment portfolio increased $180.9 million, or 15%, at December 31, 2013 compared to December 31, 2012. All categories of investments decreased, except for Obligations of U.S. Government sponsored enterprises which increased $196.4 million, or 18%. These securities were purchased in an effort to increase the earnings from investments while keeping the risk of the portfolio at a lower level.
Our investment portfolio includes an amortized cost of $42.0 million in pooled trust preferred collateralized debt obligations at December 31, 2013. The valuation of these securities involves evaluating relevant credit and structural aspects, determining appropriate performance assumptions and performing a discounted cash flow analysis.
See Note 8 “Investment Securities,” Note 9 “Impairment of Investment Securities,” and Note 19 “Fair Values of Assets and Liabilities” for additional information related to the investment portfolio.
Deposits
Total deposits increased $46.0 million, or 1%, in 2013, primarily due to growth in time deposits of $63.1 million. The change in time deposits can be attributed to an increase of $180.9 million in deposits generated from the Certificate of Deposit Account Registry Services program ("CDARS"), which provides a low cost alternative funding source.
Time deposits of $100 thousand or more had remaining maturities as follows as of the end of each year in the three-year period ended December 31:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
3 months or less	$234,295	51%	$103,102	32%	$76,356	24%
Over 3 months through 6 months	85,573	18	58,680	18	43,299	13
Over 6 months through 12 months	60,739	13	31,863	10	50,296	16
Over 12 months	84,077	18	128,798	40	151,213	47
Total	$464,684	100%	$322,443	100%	$321,164	100%
Short-Term Borrowings and Long-Term Debt
Short-term borrowings increased $270.4 million, or 76%, from $356.2 million as of December 31, 2012 to $626.6 million at December 31, 2013. Long-term debt decreased $63.7 million, or 23%, from $280.2 million at December 31, 2012 to $216.6 million at December 31, 2013. The change in both of these areas was to take advantage of attractive interest rates in the wholesale funding markets as an alternative to certificates of deposit while paying off higher costing debt. For additional information concerning our short-term borrowings, subordinated debentures and other long-term debt, please refer to Note 16 “Short-term Borrowings,” Note 17 “Subordinated Debentures” and Note 18 “Other Long-term Debt” of the Consolidated Financial Statements.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below sets forth our contractual obligations to make future payments as of December 31, 2013. For a more detailed description of each category of obligation, refer to the note in our Consolidated Financial Statements indicated in the table below.

	Footnote Number Reference	1 Year or Less	After 1 But Within 3 Years	After 3 But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
FHLB advances	18	$57,892	$80,360	$833	$5,300	$144,385
Subordinated debentures	17	—	—	—	72,167	72,167
Operating leases	13	3,409	6,019	5,167	14,916	29,511
Total contractual obligations		$61,301	$86,379	$6,000	$92,383	$246,063
The table above excludes unamortized premiums and discounts on FHLB advances because these premiums and discounts do not represent future cash obligations. The table also excludes our cash obligations upon maturity of certificates of deposit, which is set forth in Note 15 “Interest-Bearing Deposits” of the Consolidated Financial Statements.
In addition, see Note 12 “Commitments and Letters of Credit” for detail related to our off-balance sheet commitments to extend credit, financial standby letters of credit, performance standby letters of credit and commercial letters of credit as of December 31, 2013. Commitments to extend credit, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements since it is unknown if the borrower will draw upon these commitments and often these commitments expire without being drawn upon. As of December 31, 2013, a reserve for probable losses of $3.2 million was recorded for unused commitments and letters of credit.

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
We generate funds to meet our cash flow needs primarily through the core deposit base of FCB and the maturity or repayment of loans and other interest-earning assets, including investments. Core deposits are the most stable source of liquidity a bank can have due to the long-term relationship with a deposit customer. The level of deposits during any period is sometimes influenced by factors outside of management’s control, such as the level of short-term and long-term market interest rates and yields offered on competing investments, such as money market mutual funds. Deposits increased $46.0 million, or 1%, during 2013, and comprised 84% of total liabilities at December 31, 2013, as compared to 87% at December 31, 2012. Proceeds from the maturity and redemption of investment securities totaled $356.7 million during 2013 and provided liquidity to fund loans as well as the purchase of additional investment securities.
We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank of Cleveland and access to certificates of deposit through brokers. We have increased our borrowing capacity at the Federal Reserve by establishing a Borrower-in-Custody of Collateral arrangement that enables us to pledge certain loans, not being used as collateral at the Federal Home Loan Bank, as collateral for borrowings at the Federal Reserve. At December 31, 2013 our borrowing capacity at the Federal Reserve related to this program was $807.1 million and there were no amounts outstanding. Additionally, as of December 31, 2013, our maximum borrowing capacity at the Federal Home Loan Bank of Pittsburgh was $1.5 billion and as of that date amounts used against this capacity included $622.4 million in outstanding borrowings and $32.8 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
We participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an ALCO strategy to increase and diversify funding sources. As of December 31, 2013, our maximum borrowing capacity under this program was $931.5 million and as of that date there was $251.2 million outstanding. We also participate in a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of December 31, 2013, our outstanding certificates of deposits from this program have an average weighted rate of 0.29% and an average original term of 207 days.
First Commonwealth has an unsecured $15.0 million line of credit with another financial institution. There are no amounts outstanding on this line as of December 31, 2013. As of December 31, 2013, we are in compliance with all debt covenants related to this agreement.
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
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.71 and 0.76 at December 31, 2013 and 2012, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Following is the gap analysis as of December 31:

	2013
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,026,232	$215,614	$310,437	$2,552,283	$1,401,095	$282,761
Investments	106,382	54,440	209,855	370,677	586,363	387,180
Other interest-earning assets	3,012	—	—	3,012	—	—
Total interest-sensitive assets (ISA)	2,135,626	270,054	520,292	2,925,972	1,987,458	669,941
Certificates of deposit	373,426	146,037	231,283	750,746	338,488	6,488
Other deposits	2,595,780	—	—	2,595,780	—	—
Borrowings	698,899	7,595	50,179	756,673	81,192	5,302
Total interest-sensitive liabilities (ISL)	3,668,105	153,632	281,462	4,103,199	419,680	11,790
Gap	$(1,532,479)	$116,422	$238,830	$(1,177,227)	$1,567,778	$658,151
ISA/ISL	0.58	1.76	1.85	0.71	4.74	56.82
Gap/Total assets	24.66%	1.87%	3.84%	18.94%	25.23%	10.59%

	2012
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$1,950,002	$222,705	$297,530	$2,470,237	$1,436,472	$203,477
Investments	61,914	78,904	142,411	283,229	579,320	328,546
Other interest-earning assets	4,258	—	—	4,258	—	—
Total interest-sensitive assets (ISA)	2,016,174	301,609	439,941	2,757,724	2,015,792	532,023
Certificates of deposit	208,096	176,556	126,490	511,142	512,040	9,477
Other deposits	2,641,953	—	—	2,641,953	—	—
Borrowings	428,545	29,703	230	458,478	138,652	39,318
Total interest-sensitive liabilities (ISL)	3,278,594	206,259	126,720	3,611,573	650,692	48,795
Gap	$(1,262,420)	$95,350	$313,221	$(853,849)	$1,365,100	$483,228
ISA/ISL	0.61	1.46	3.47	0.76	3.10	10.90
Gap/Total assets	21.06%	1.59%	5.23%	14.24%	22.77%	8.06%
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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
December 31, 2013	$(8,878)	$(4,355)	$(833)	$(646)
December 31, 2012	(8,204)	(4,767)	459	2,153
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current unprecedented low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario is affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. For the years 2013 and 2012, the cost of our interest-bearing liabilities averaged 0.48% and 0.70%, respectively and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.79% and 4.18%, respectively.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.2 million at December 31, 2013, and is classified in “Other liabilities” on the Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternate financing sources. In 2013, 82 loans totaling $10.4 million were identified as troubled debt restructurings resulting in specific reserves of $1.1 million.
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
The allowance for credit losses was $54.2 million at December 31, 2013 or 1.27% of loans outstanding compared to $67.2 million or 1.60% of loans outstanding at December 31, 2012. The decrease in the 2013 ratio compared to the 2012 ratio can be primarily attributed to a $10.3 million charge-off of a commercial nonperforming loan that had a specific reserve. In addition, as of December 31, 2013, several credit measures showed improvement compared to December 31, 2012. The level of criticized loans decreased $126.1 million from $288.5 million at December 31, 2012 to $162.4 million at December 31, 2013 and delinquency on accruing loans for the same period declined $8.8 million, or 40%.
The allowance for credit losses as a percentage of nonperforming loans was 91% at December 31, 2013 and 62% as of December 31, 2012. The allowance for credit losses includes specific allocations of $8.8 million related to nonperforming loans covering 15% of the total nonperforming balance at December 31, 2013 and specific allocations of $17.8 million covering 17% of the total nonperforming balance at December 31, 2012. The amount of allowance related to nonperforming loans was determined by using estimated fair values obtained from current appraisals and updated discounted cash flow analyses.

Management believes that the allowance for credit losses is at a level that is sufficient to absorb losses inherent in the loan portfolio at December 31, 2013.
The following table provides information on net charge-offs and nonperforming loans by loan category:

	For the Period Ended December 31, 2013			As of December 31, 2013
	Net Charge-offs	% of Total Net Charge- offs	Net Charge-offs as a % of Average Loans	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$17,944	55.75%	0.42%	$28,234	47.55%	0.66%
Real estate construction	272	0.84	0.01	3,900	6.57	0.09
Residential real estate	550	1.71	0.01	12,866	21.67	0.30
Commercial real estate	10,377	32.24	0.25	14,094	23.72	0.33
Loans to individuals	3,046	9.46	0.07	289	0.49	0.01
Total loans, net of unearned income	$32,189	100.00%	0.76%	$59,383	100.00%	1.39%
As the above table illustrates, commercial real estate and commercial financial, agricultural and other loan categories were the most significant portions of the nonperforming loans as of December 31, 2013. See discussions related to the provision for credit losses and loans for more information.

Results of Operations—2012 Compared to 2011
Summary of 2012 Results
Net income for 2012 was $42.0 million, or $0.40 per diluted share, as compared to a net income of $15.3 million, or $0.15 per diluted share, in 2011. The improvement in performance in 2012 was primarily the result of a $35.3 million decrease in provision expenses, a decrease of $2.0 million related to loss on sale or write-down of assets, and a $7.4 million decrease in credit risk recognized on interest rate swaps. Partially offsetting the aforementioned items are a $0.9 million decrease in net interest income, a $2.0 million decrease in net securities gains and a $3.6 million increase in operational losses.
Our return on average equity was 5.5% and return on average assets was 0.71% for 2012, compared to 2.0% and 0.27%, respectively, for 2011.
Average diluted shares for the year 2012 were 1% less than the comparable period in 2011 primarily due to the common stock buyback program authorized during 2012.
Net interest income, on a fully taxable equivalent basis, for 2012 was $2.1 million, or 1%, lower than 2011, primarily due to a $114.9 million, or 3%, increase in average interest bearing liabilities and a 19 basis point decrease in the net interest margin. Positively affecting net interest income in 2012 was a $97.2 million increase in average net free funds. Average net free funds are the excess of demand deposits, other noninterest-bearing liabilities and shareholders’ equity over nonearning assets. Net interest margin, on a fully taxable equivalent basis was 3.61% in 2012 compared to 3.80% in 2011.
During the year-ended December 31, 2012, the net interest margin was challenged by the continuing low interest rate environment and decreasing rates earned on interest-earning assets. Despite a disciplined approach to pricing, runoff of existing assets earning higher interest rates continued to provide for lower yields on earning assets. Growth in earning assets helped offset the impact of runoff as average interest-earning assets increased $212.1 million, or 4%, compared to the comparable period in 2011.

The taxable equivalent yield on interest-earning assets was 4.18% for the year-ended December 31, 2012, a decrease of 43 basis points from the 4.61% yield for the same period in 2011. This decline was attributed to the repricing of our variable rate assets in a low rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.70% for the year-ended December 31, 2012, compared to 0.99% for the same period in 2011.
Comparing the year-ended December 31, 2012 with the same period in 2011, changes in interest rates negatively impacted net interest income by $13.3 million. The lower yield on interest-earning assets adversely impacted net interest income by $22.7 million, while the decline in the cost of interest-bearing liabilities positively impacted net interest income by $9.4 million. We were able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, disciplined pricing strategies, loan growth and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average earning assets and low cost average interest-bearing liabilities neutralized the effect on net interest income. Changes in volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $11.3 million in the year-ended December 31, 2012 compared to the same period in 2011. Higher levels of interest-earning assets resulted in an increase of $9.2 million in interest income, while volume changes primarily attributed to the mix of deposits reduced interest expense by $2.1 million.

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
First Commonwealth’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), that is designed to produce reliable financial statements in conformity with generally accepted accounting principles. Under the supervision and with the participation of management, including First Commonwealth’s principal executive officer and principal financial officer, First Commonwealth conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
All internal control systems, no matter how well designed, have inherent limitations, including the possibility that a control can be circumvented and that misstatements due to error or fraud may occur without detection. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Based on First Commonwealth’s evaluation based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management concluded that internal control over financial reporting was effective as of December 31, 2013. The effectiveness of First Commonwealth’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
First Commonwealth Financial Corporation
Indiana, Pennsylvania
March 3, 2014

/S/ T. Michael Price	/S/ Robert E. Rout
T. Michael Price	Robert E. Rout
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Commonwealth Financial Corporation:
We have audited First Commonwealth Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Commonwealth Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Commonwealth Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO)
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Commonwealth Financial Corporation:
We have audited the accompanying consolidated statements of financial condition of First Commonwealth Financial Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commonwealth Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Commonwealth Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of First Commonwealth Financial Corporation’s internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 3, 2014

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$74,427	$98,724
Interest-bearing bank deposits	3,012	4,258
Securities available for sale, at fair value	1,318,365	1,171,303
Other investments	35,444	28,228
Loans:
Portfolio loans	4,283,833	4,204,704
Allowance for credit losses	(54,225)	(67,187)
Net loans	4,229,608	4,137,517
Premises and equipment, net	67,940	68,970
Other real estate owned	11,728	11,262
Goodwill	159,956	159,956
Amortizing intangibles, net	1,311	2,375
Bank owned life insurance	174,372	170,925
Other assets	138,698	141,872
Total assets	$6,214,861	$5,995,390
Liabilities
Deposits (all domestic):
Noninterest-bearing	$912,361	$883,269
Interest-bearing	3,691,502	3,674,612
Total deposits	4,603,863	4,557,881
Short-term borrowings	626,615	356,227
Subordinated debentures	72,167	105,750
Other long-term debt	144,385	174,471
Total long-term debt	216,552	280,221
Other liabilities	56,134	55,054
Total liabilities	5,503,164	5,249,383
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued as of December 31, 2013 and 2012; and 95,245,215 shares and 99,629,494 shares outstanding at December 31, 2013 and 2012, respectively	105,563	105,563
Additional paid-in capital	365,333	365,354
Retained earnings	334,748	315,608
Accumulated other comprehensive (loss) income, net	(20,588)	1,259
Treasury stock (10,318,240 and 5,933,961 shares at December 31, 2013 and 2012, respectively)	(73,359)	(41,777)
Total shareholders’ equity	711,697	746,007
Total liabilities and shareholders’ equity	$6,214,861	$5,995,390
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$176,129	$187,258	$197,456
Interest and dividends on investments:
Taxable interest	29,916	31,695	33,763
Interest exempt from federal income taxes	4	12	213
Dividends	302	104	49
Interest on bank deposits	7	6	64
Total interest income	206,358	219,075	231,545
Interest Expense
Interest on deposits	15,596	21,454	33,496
Interest on short-term borrowings	1,262	1,070	728
Interest on subordinated debentures	3,128	5,684	5,568
Interest on other long-term debt	1,721	1,938	1,886
Total interest expense	21,707	30,146	41,678
Net Interest Income	184,651	188,929	189,867
Provision for credit losses	19,227	20,544	55,816
Net Interest Income after Provision for Credit Losses	165,424	168,385	134,051
Noninterest Income
Changes in fair value on impaired securities	9,792	2,193	(425)
Noncredit related (gains) losses on securities not expected to be sold (recognized in other comprehensive income)	(9,792)	(2,193)	425
Net impairment losses	—	—	—
Net securities (losses) gains	(1,158)	192	2,185
Trust income	6,166	6,206	6,498
Service charges on deposit accounts	15,652	14,743	14,775
Insurance and retail brokerage commissions	6,005	6,272	6,376
Income from bank owned life insurance	5,539	5,850	5,596
Gain on sale of assets	2,153	4,607	4,155
Card related interchange income	13,746	13,199	11,968
Derivative mark to market	1,428	755	(6,687)
Other income	10,632	13,610	12,803
Total noninterest income	60,163	65,434	57,669
Noninterest Expense
Salaries and employee benefits	86,012	86,069	84,669
Net occupancy expense	13,607	13,255	14,069
Furniture and equipment expense	15,118	12,460	12,517
Data processing expense	6,009	7,054	6,027
Pennsylvania shares tax expense	5,638	5,706	5,480
Intangible amortization	1,064	1,467	1,534
Collection and repossession expense	3,836	5,756	7,583
Other professional fees and services	3,731	4,329	5,297
FDIC insurance	4,366	5,032	5,490
Loss on sale or write-down of assets	1,054	7,394	9,428
Operational losses	1,115	4,367	779
Loss on early redemption of subordinated debt	1,629	—	—
Conversion related expenses	2,588	—	—
Other operating expenses	23,057	24,318	23,953
Total noninterest expense	168,824	177,207	176,826
Income before income taxes	56,763	56,612	14,894
Income tax provision (benefit)	15,281	14,658	(380)
Net Income	$41,482	$41,954	$15,274
Average Shares Outstanding	97,028,157	103,885,396	104,700,227
Average Shares Outstanding Assuming Dilution	97,029,832	103,885,663	104,700,393
Per Share Data:
Basic Earnings Per Share	$0.43	$0.40	$0.15
Diluted Earnings Per Share	$0.43	$0.40	$0.15
Cash Dividends Declared per Common Share	$0.23	$0.18	$0.12
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net Income	$41,482	$41,954	$15,274
Other comprehensive (loss) income, before tax (benefit) expense:
Unrealized holding (losses) gains on securities arising during the period	(44,767)	(2,854)	9,727
Non-credit related gains (losses) on securities not expected to be sold	9,792	2,193	(425)
Less: reclassification adjustment for losses (gains) on securities included in net income	1,158	(192)	(2,185)
Unrealized gains (losses) for postretirement obligations:
Transition obligation	—	2	2
Net gain (loss)	219	(300)	(260)
Total other comprehensive (loss) income, before tax (benefit) expense	(33,598)	(1,151)	6,859
Income tax (benefit) expense related to items of other comprehensive (loss) income	(11,751)	(409)	2,400
Comprehensive Income	$19,635	$41,212	$19,733
The accompanying notes are an integral part of these Consolidated Financial Statements

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$—	$746,007
Net income				41,482				41,482
Total other comprehensive loss					(21,847)			(21,847)
Cash dividends declared ($0.23 per share)				(22,344)				(22,344)
Discount on dividend reinvestment plan purchases			(112)					(112)
Treasury stock acquired	(4,462,638)					(32,217)		(32,217)
Treasury stock reissued	25,359		—	—		176		176
Restricted stock	53,000	—	91	2		459		552
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$—	$711,697

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
Net income				41,954				41,954
Total other comprehensive loss					(742)			(742)
Cash dividends declared ($0.18 per share)				(18,759)				(18,759)
Net decrease in unearned ESOP shares							1,600	1,600
ESOP market value adjustment ($729, net of $255 tax benefit)			(474)					(474)
Discount on dividend reinvestment plan purchases			(92)					(92)
Tax benefit of stock options exercised			1					1
Treasury stock acquired	(5,662,700)					(37,464)		(37,464)
Treasury stock reissued	155,200		—	(379)		1,407		1,028
Restricted stock	220,000	—	51	(1,264)		1,625		412
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$—	$746,007
The accompanying notes are an integral part of these Consolidated Financial Statements.

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Unearned ESOP Shares	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2010	104,846,194	$105,515	$366,488	$291,492	$(2,458)	$(7,660)	$(3,600)	$749,777
Net income				15,274				15,274
Total other comprehensive income					4,459			4,459
Cash dividends declared ($0.12 per share)				(12,558)				(12,558)
Net decrease in unearned ESOP shares							2,000	2,000
ESOP market value adjustment ($1,053, net of $368 tax benefit)			(685)					(685)
Discount on dividend reinvestment plan purchases			(63)					(63)
Tax benefit of stock options exercised			6					6
Treasury stock acquired	(1,336)					(9)		(9)
Treasury stock reissued	13,760		—	(83)		155		72
Restricted stock	35,000	25	1	(69)		169		126
Common stock issued	23,376	23	121	—				144
Balance at December 31, 2011	104,916,994	$105,563	$365,868	$294,056	$2,001	$(7,345)	$(1,600)	$758,543
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$41,482	$41,954	$15,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,227	20,544	55,816
Deferred tax expense (benefit)	12,704	2,551	(1,192)
Depreciation and amortization	11,090	7,912	9,026
Net losses on securities and other assets	431	1,838	9,776
Net amortization of premiums and discounts on securities	543	1,381	721
Net amortization of premiums and discounts on long-term debt	(117)	(113)	(124)
Income from increase in cash surrender value of bank owned life insurance	(5,539)	(5,850)	(5,596)
Decrease in interest receivable	921	2,689	1,276
Decrease in interest payable	(1,172)	(1,280)	(1,423)
Decrease in prepaid FDIC insurance	9,205	4,693	5,124
(Decrease) increase in income taxes payable	(615)	6,484	(5,362)
Other—net	(2,426)	(4,079)	803
Net cash provided by operating activities	85,734	78,724	84,119
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	671	—	76,914
Proceeds from maturities and redemptions	356,667	574,846	480,250
Purchases	(539,894)	(605,435)	(723,805)
Purchases of FHLB stock	(18,120)	—	—
Proceeds from the redemption of FHLB stock	10,904	11,568	9,063
Proceeds from bank owned life insurance	2,092	2,501	238
Proceeds from the sale of loans	20,760	15,981	5,766
Proceeds from sales of other assets	12,713	17,660	23,756
Net (increase) decrease in loans	(143,438)	(178,321)	56,181
Purchases of premises and equipment	(9,635)	(10,182)	(8,320)
Net cash used in investing activities	(307,280)	(171,382)	(79,957)
Financing Activities
Net (decrease) increase in federal funds purchased	(18,000)	(41,300)	62,500
Net increase in other short-term borrowings	288,387	84,750	62,417
Net increase (decrease) in deposits	46,006	53,256	(113,090)
Repayments of other long-term debt	(29,969)	(25,480)	(24,561)
Proceeds from issuance of long-term debt	—	100,000	29,600
Repayments of subordinated debentures	(34,702)	—	—
Proceeds from issuance of common stock	—	—	144
Discount on dividend reinvestment plan purchases	(112)	(92)	(63)
Dividends paid	(22,344)	(18,759)	(12,558)
Proceeds from reissuance of treasury stock	176	1,028	72
Purchase of treasury stock	(33,439)	(36,242)	(9)
Stock option tax benefit	—	1	6
Net cash provided by financing activities	196,003	117,162	4,458
Net (decrease) increase in cash and cash equivalents	(25,543)	24,504	8,620
Cash and cash equivalents at January 1	102,982	78,478	69,858
Cash and cash equivalents at December 31	$77,439	$102,982	$78,478
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Statement of Accounting Policies
General
The following summary of accounting and reporting policies is presented to aid the reader in obtaining a better understanding of the consolidated financial statements of First Commonwealth Financial Corporation and its subsidiaries (“First Commonwealth”) contained in this report.
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
A loan is placed in nonaccrual status when, based on current information and events, it is probable that First Commonwealth will be unable to fully collect principal or interest due according to the contractual terms of the loan. A loan is also placed in nonaccrual status when, based on regulatory definitions, the loan is maintained on a “cash basis” due to the weakened financial condition of the borrower. When a determination is made to place a loan in nonaccrual status, all accrued and unpaid interest is reversed. Nonaccrual loans are restored to accrual status when, based on a sustained period of repayment by the borrower in accordance with the contractual terms of the loan, First Commonwealth expects repayment of the remaining contractual principal and interest or when the loan otherwise becomes well-secured and in the process of collection.
First Commonwealth considers a loan to be a troubled debt restructured loan when the loan terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.
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
Other Real Estate Owned
Real estate, other than bank premises, is recorded  at fair value less estimated selling costs at the time of acquisition.   After that time, other real estate is carried at the lower of cost or fair value less estimated costs to sell. Fair value is determined based on an independent appraisal. Expenses related to holding the property and rental income earned on the property are generally reflected in earnings in the current period. Depreciation is not recorded on the other real estate owned properties.

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
The major loan classifications used in the allowance for credit losses calculation include pass, other assets especially mentioned (“OAEM”), substandard and doubtful. Additional information related to these credit quality categories is provided in Note 10 "Loans and Allowance for Credit Losses".
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

The allowance calculation uses historical charge-off trends to estimate probable unconfirmed losses for each loan category. A multiplier known as the emergence factor is applied to the historical loss rates for non-criticized loans. The emergence factor is calculated by loan category and represents the average time period from when a loan becomes delinquent until it is charged off. Before applying the adjusted historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency.
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
Bank Owned Life Insurance
First Commonwealth purchased insurance on the lives of certain groups of employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits such as health care. Increases in the cash surrender value are recorded in the Consolidated Statements of Income. Under some of these policies, the beneficiaries receive a portion of the death benefit. The net present value of the future death benefits scheduled to be paid to the beneficiaries was $3.6 million and $3.8 million as of December 31, 2013 and 2012, respectively, and is reflected in "Other Liabilities" on the Consolidated Statements of Financial Condition.
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
Goodwill
Intangible assets resulting from acquisitions under the purchase method of accounting consist of goodwill and other intangible assets (see “Other Intangible Assets” section below). Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. First Commonwealth reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if our fair value has fallen below carrying value.
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
Employee Stock Ownership Plan
Accounting treatment for First Commonwealth’s Employee Stock Ownership Plan (“ESOP”) described in Note 22 “Unearned ESOP Shares” follows FASB ASC Topic 718, “Compensation—Stock Compensation” for ESOP shares acquired after December 31, 1992 (“new shares”). First Commonwealth’s ESOP borrowed funds are guaranteed by First Commonwealth. The ESOP shares purchased subject to the debt guaranteed by First Commonwealth are recorded as a reduction of common shareholders’ equity by recording unearned ESOP shares. Shares are committed to be released to the ESOP Trust for allocation to plan participants through loan payments. As the shares are committed to be released, the unearned ESOP shares account is credited for the average cost of the shares collateralizing the ESOP borrowed funds. Compensation cost is recognized for these shares in accordance with the provisions of FASB ASC Topic 718 and is based upon the fair market value of the shares that are committed to be released. Additional paid-in capital is charged or credited for the difference between the fair value of the shares committed to be released and the cost of those shares to the ESOP. The borrowed funds related to the unearned ESOP shares were paid off in November 2012.
Dividends on unallocated ESOP shares were used for debt service and are reported as a reduction of debt and accrued interest payable. Dividends on allocated ESOP shares were charged to retained earnings and allocated or paid to the plan participants. The average number of common shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.
Derivatives and Hedging Activities
First Commonwealth accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. First Commonwealth recognizes all derivatives as either assets or liabilities on the Consolidated Statements of Financial Condition and measures those instruments at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item.
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
Management periodically reviews contracts from various functional areas of First Commonwealth to identify potential derivatives embedded within selected contracts. As of December 31, 2013, First Commonwealth has interest derivative positions that are not designated as hedging instruments. See Note 7 “Derivatives” for a description of these instruments.
Earnings Per Common Share
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period less any unallocated ESOP shares.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the dilutive effect on average shares outstanding is the result of compensatory stock options outstanding and unvested restricted stock grants.
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

•
Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. If the inputs used to provide the evaluation are unobservable and/or there is very little, if any, market activity for the security or similar securities, the securities would be considered Level 3 securities. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The assets included in Level 3 are select Obligations of States and Political Subdivisions, corporate securities, pooled trust preferred collateralized debt obligations, nonmarketable equity investments, certain other real estate owned, certain impaired loans and loans held for sale.
In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon pricing models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. See Note 19 “Fair Values of Assets and Liabilities” for additional information.

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

Note 3—Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income in the Consolidated Statements of Comprehensive Income as of December 31. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line in the Consolidated Statements of Income. The non-credit related (losses) gains on securities not expected to be sold are included in the "Noninterest Income" section of the Consolidated Statements of Income.

	2013			2012			2011
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on securities arising during the period	$(44,767)	$15,660	$(29,107)	$(2,854)	$1,006	$(1,848)	$9,727	$(3,404)	$6,323
Non-credit related gains (losses) on securities not expected to be sold	9,792	(3,427)	6,365	2,193	(768)	1,425	(425)	149	(276)
Reclassification adjustment for losses (gains) on securities included in net income	1,158	(405)	753	(192)	67	(125)	(2,185)	765	(1,420)
Total unrealized (losses) gains on securities	(33,817)	11,828	(21,989)	(853)	305	(548)	7,117	(2,490)	4,627
Unrealized gains (losses) for postretirement obligations:
Transition obligation	—	—	—	2	(1)	1	2	(1)	1
Net gain (loss)	219	(77)	142	(300)	105	(195)	(260)	91	(169)
Total unrealized gains (losses) for postretirement obligations	219	(77)	142	(298)	104	(194)	(258)	90	(168)
Total other comprehensive (loss) income	$(33,598)	$11,751	$(21,847)	$(1,151)	$409	$(742)	$6,859	$(2,400)	$4,459

The following table details the change in components of OCI for the year-ended December 31:

	2013			2012			2011
	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at January 1	$1,121	$138	$1,259	$1,669	$332	$2,001	$(2,958)	$500	$(2,458)
Other comprehensive loss before reclassification adjustment	(22,742)		(22,742)	(423)		(423)	6,047		6,047
Amounts reclassified from accumulated other comprehensive income (loss)	753		753	(125)		(125)	(1,420)		(1,420)
Transition obligation		—	—		1	1		1	1
Net gain		142	142		(195)	(195)		(169)	(169)
Net other comprehensive loss during the period	(21,989)	142	(21,847)	(548)	(194)	(742)	4,627	(168)	4,459
Balance at December 31	$(20,868)	$280	$(20,588)	$1,121	$138	$1,259	$1,669	$332	$2,001

Note 4—Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the year for interest and income taxes as well as detail on non-cash investing and financing activities for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Cash paid during the period for:
Interest	$23,022	$31,597	$43,303
Income taxes	3,080	11,641	5,900
Non-cash investing and financing activities:
ESOP loan reductions	$—	$1,600	$2,000
Loans transferred to other real estate owned and repossessed assets	12,326	4,979	34,269
Other real estate owned sold and settled out of period	348	—	—
Fair value of loans transferred from held to maturity to available for sale	20,135	—	14,235
Gross (decrease) increase in market value adjustment to securities available for sale	(33,792)	(874)	7,107
Unsettled treasury stock repurchases	—	1,222	—

Note 5—Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ending December 31:

	2013	2012	2011
Weighted average common shares issued	105,563,455	105,563,455	105,550,310
Average treasury shares	(8,363,083)	(1,456,953)	(657,633)
Averaged unearned ESOP shares	—	(38,393)	(165,010)
Average unearned nonvested shares	(172,215)	(182,713)	(27,440)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	97,028,157	103,885,396	104,700,227
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	1,675	171	119
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	96	47
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	97,029,832	103,885,663	104,700,393
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the years ended December 31, because to do so would have been anti-dilutive.

	12/31/2013			12/31/2012			12/31/2011
		Price Range			Price Range			Price Range
	Shares	From	To	Shares	From	To	Shares	From	To
Stock Options	27,000	$14.41	$14.55	268,630	$6.90	$14.55	496,863	$6.36	$14.55
Restricted Stock	81,770	4.41	7.57	163,509	5.26	6.82	22,502	5.70	6.82

Note 6—Cash and Due from Banks
Regulations of the Board of Governors of the Federal Reserve System impose uniform reserve requirements on all depository institutions with transaction accounts, such as checking accounts and NOW accounts. Reserves are maintained in the form of vault cash or balances held with the Federal Reserve Bank. First Commonwealth Bank maintained average balances of $2.9 million during 2013 and $3.6 million during 2012 with the Federal Reserve Bank.

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
We have twelve risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. We have two risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are the lead bank. The risk participation agreement provides credit protection to us should the borrower fail to perform on its interest rate derivative contract with us.
First Commonwealth is also party to interest rate caps that are not designated as hedging instruments. These derivatives relate to contracts that First Commonwealth enters into with loan customers providing a maximum interest rate on their variable rate loan. At the same time the interest rate cap is entered into with the customer, First Commonwealth enters into an offsetting interest rate cap with another financial institution. The notional amount and maximum interest rate on both interest cap contracts are identical.
The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks at December 31:

	2013	2012
	(dollars in thousands)
Credit value adjustment	$77	$(2,207)
Notional Amount:
Interest rate derivatives	274,718	223,448
Interest rate caps	7,500	—
Risk participation agreements	82,197	71,390
Sold credit protection on risk participation agreements	(19,161)	—
The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in “Other income” on the Consolidated Statements of Income for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase (decrease) in other income	$1,428	$755	$(6,687)
The 2013 increase in other income can be attributed to an improvement in the credit curves in the overall market. The fair value of our derivatives is included in a table in Note 19 “Fair Values of Assets and Liabilities,” in the line items “Other assets” and “Other liabilities.”

Note 8—Investment Securities
Below is an analysis of the amortized cost and fair values of securities available for sale at December 31:

	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$22,639	$2,624	$(59)	$25,204	$27,883	$3,781	$—	$31,664
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	1,009,519	12,531	(27,163)	994,887	839,102	25,691	(392)	864,401
Mortgage-Backed Securities – Commercial	104	1	—	105	148	1	—	149
Other Government-Sponsored Enterprises	267,971	81	(1,927)	266,125	241,970	766	(72)	242,664
Obligations of States and Political Subdivisions	80	—	—	80	82	4	—	86
Corporate Securities	6,693	328	—	7,021	6,703	288	—	6,991
Pooled Trust Preferred Collateralized Debt Obligations	42,040	—	(18,517)	23,523	51,866	3	(28,496)	23,373
Total Debt Securities	1,349,046	15,565	(47,666)	1,316,945	1,167,754	30,534	(28,960)	1,169,328
Equities	1,420	—	—	1,420	1,859	116	—	1,975
Total Securities Available for Sale	$1,350,466	$15,565	$(47,666)	$1,318,365	$1,169,613	$30,650	$(28,960)	$1,171,303

Mortgage backed securities include mortgage backed obligations of U.S. Government agencies and obligations of U.S. Government-sponsored enterprises. These obligations have contractual maturities ranging from less than one year to approximately 30 years with lower anticipated lives to maturity due to prepayments. All mortgage backed securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayment speeds, therefore First Commonwealth uses computer simulation models to test the average life and yield volatility of all mortgage backed securities under various interest rate scenarios to monitor the potential impact on earnings and interest rate risk positions.
Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties. Other fixed income securities within the portfolio also contain prepayment risk.
During 2013, a loss of $1.3 million was recognized on the early redemption of a pooled trust preferred security with a book value of $6.6 million. Senior note holders elected to liquidate all assets of the trust, resulting in losses for the mezzanine notes owned by First Commonwealth.
In 2012, $5.1 million in single issue trust preferred securities and $0.2 million in pooled trust preferred securities were called by their issuers, providing security gains of $0.2 million.

The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturity, are shown below:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$33,080	$33,141
Due after 1 but within 5 years	234,971	233,065
Due after 5 but within 10 years	—	—
Due after 10 years	48,733	30,543
	316,784	296,749
Mortgage-Backed Securities (a)	1,032,262	1,020,196
Total Debt Securities	$1,349,046	$1,316,945

(a)
Mortgage Backed Securities include an amortized cost of $22.6 million and a fair value of $25.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac which had an amortized cost of $1,009.6 million and a fair value of $995.0 million.

Proceeds from sale, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Proceeds from sales	$671	$—	$76,914
Gross (losses) gains realized:
Sales Transactions:
Gross gains	$233	$—	$2,368
Gross losses	—	—	(258)
	233	—	2,110
Maturities and impairment
Gross gains	4	192	75
Gross losses	(1,395)	—	—
Other-than-temporary impairment	—	—	—
	(1,391)	192	75
Net gains and impairment	$(1,158)	$192	$2,185
Securities available for sale with an approximate fair value of $594.9 million and $631.0 million were pledged as of December 31, 2013 and 2012, respectively, to secure public deposits and for other purposes required or permitted by law.

Note 9—Impairment of Investment Securities
Securities Available for Sale
As required by FASB ASC Topic 320, “Investments—Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in other comprehensive income (“OCI”). During the years ended December 31, 2013, 2012 and 2011 no other-than-temporary impairment charges were recognized. For the years ended December 31, 2013 and 2012, $9.8 million and $2.2 million in noncredit related gains on our trust preferred collateralized debt obligations that were determined to be impaired in previous periods was recorded in OCI. For the year ended December 31, 2011, $0.4 million in noncredit related losses for the same pool of securities was recorded in OCI. All of the securities for which other-than-temporary impairment was previously recorded were classified as available-for-sale securities.
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
We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments—Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows determine it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 19 “Fair Values of Assets and Liabilities” for additional information.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2013 by investment category and time frame for which the securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,035	$(59)	$—	$—	$2,035	$(59)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	632,231	(22,844)	65,324	(4,319)	697,555	(27,163)
Other Government-Sponsored Enterprises	183,542	(1,448)	24,501	(479)	208,043	(1,927)
Pooled Trust Preferred Collateralized Debt Obligations	2,401	(237)	21,122	(18,280)	23,523	(18,517)
Total Securities Available for Sale	$820,209	$(24,588)	$110,947	$(23,078)	$931,156	$(47,666)

At December 31, 2013, pooled trust preferred collateralized debt obligations accounted for 39% of unrealized losses, while fixed income securities issued by U.S. Government-sponsored enterprises comprised 61% of total unrealized losses.

The following table presents the gross unrealized losses and estimated fair value at December 31, 2012 for available-for-sale and securities by investment category and time frame for which the securities had been in a continuous unrealized loss position:

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
As of December 31, 2013 and 2012, our corporate securities had an amortized cost and estimated fair value of $6.7 million and $7.0 million, respectively, and were comprised of single issue trust preferred securities issued primarily by money center and large regional banks. There were no corporate securities in an unrealized loss position as of December 31, 2013 and 2012. When unrealized losses exist, management reviews each of the issuer’s asset quality, earnings trend and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of December 31, 2013, the book value of our pooled trust preferred collateralized debt obligations totaled $42.0 million with an estimated fair value of $23.5 million, which includes securities comprised of 288 banks and other financial institutions. All of our pooled securities are mezzanine tranches, four of which have no senior class remaining in the issue. The credit ratings on all of the issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of December 31, 2013, after taking into account management’s best estimates of future interest deferrals and defaults, five of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 3% to 59% of the current performing collateral.
The following table provides additional information related to our pooled trust preferred collateralized debt obligations as of December 31, 2013:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,264	$(566)	B1/B	6	18.05%	58.54%
Pre TSL V	Mezzanine	57	34	(23)	C/-	3	100.00	0.00
Pre TSL VII	Mezzanine	2,581	2,367	(214)	Ca/C	14	54.14	0.00
Pre TSL VIII	Mezzanine	1,956	1,100	(856)	C/C	30	58.01	0.00
Pre TSL IX	Mezzanine	2,304	1,173	(1,131)	Caa1/C	42	30.29	3.36
Pre TSL X	Mezzanine	1,388	1,291	(97)	Caa3/C	46	35.07	0.00
Pre TSL XII	Mezzanine	5,374	2,852	(2,522)	Caa3/C	68	30.26	0.00
Pre TSL XIII	Mezzanine	12,452	6,862	(5,590)	Caa3/C	61	31.09	16.78
Pre TSL XIV	Mezzanine	13,653	6,234	(7,419)	Ca/C	59	37.00	42.17
MMCap I	Mezzanine	445	346	(99)	Ca/C	11	58.76	10.41
Total		$42,040	$23,523	$(18,517)
Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment on these securities.

All of the Company's pooled trust preferred securities are included in the non-exclusive list issued by the regulatory agencies and therefore are not considered covered funds under the Volcker Rule.
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. For the year ended December 31, 2013, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
As of December 31, 2013, 2012 and 2011 none of the pooled trust preferred collateralized debt obligations were considered to be nonperforming securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at December 31, 2013. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.
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

•
Credit Analysis—A quarterly credit evaluation is performed for each of the 288 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default—A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and therefore a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of December 31, 2013, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of December 31, 2013, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the year ended December 31, 2013. Based upon the analysis performed by management, it is probable that five of our pooled trust preferred securities are expected to experience contractual principal and interest shortfalls and therefore appropriate other-than-temporary impairment charges were recorded in prior periods. These securities are identified in the table on page 61 with 0% “Excess Subordination as a % of Current Performing Collateral.” For the remaining securities in the table, our analysis as of December 31, 2013 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods, however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of December 31, 2013, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 22% to 163% and will be recognized as an adjustment to yield over the remaining life of these securities.
The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold for the years ended December 31:

	2013	2012	2011
	(dollars in thousands)
Balance, beginning (a)	$43,274	$44,736	$44,850
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(2,375)	(1,462)	(114)
Reduction for debt securities called during the period	(13,356)	—	—
Balance, ending	$27,543	$43,274	$44,736

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized either as principal payments or interest income during the period.
For the years ended December 31, 2013, 2012 and 2011, there was no impairment recognized on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment. As part of this evaluation we review the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. There were no equity securities in an unrealized loss position as of December 31, 2013 and 2012.
In the table above, the $13.4 million reduction in cumulative credit losses related to debt securities being called is a result of the early redemption of MMComm IX. The Senior note holders of this bond elected to liquidate all assets of the trust, resulting in losses for the mezzanine notes owned by First Commonwealth. Our book value before redemption was $6.6 million and at the time of redemption a loss of $1.3 million was recognized.
Other Investments
As a member of the FHLB, First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of December 31, 2013 and 2012, our FHLB stock totaled $35.4 million and $28.2 million, respectively and is included in “Other investments” on the Consolidated Statements of Financial Condition.
Beginning in July 2013, the FHLB began repurchasing 100% of a members excess stock on a monthly basis. In the months prior to that in 2013 and 2012, the FHLB repurchased the lessor of 5% of the members’ total capital stock outstanding or its total excess capital stock on a quarterly basis. As a result, during the twelve months ended December 31, 2013 and 2012, $10.9 million and $11.6 million, respectively, of the stock owned by First Commonwealth was repurchased. The FHLB repurchased stock and paid dividends in 2013 and 2012, however, decisions regarding any future repurchase of excess capital stock and dividend payments will be made by the FHLB on an ongoing basis. Management reviewed the FHLB’s Form 10-Q for the period ended September 30, 2013 filed with the SEC on November 7, 2013.
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
After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the year ended December 31, 2013. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.
Note 10—Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types as of December 31:

	2013	2012
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,021,056	$1,019,822
Real estate construction	93,289	87,438
Residential real estate	1,262,718	1,241,565
Commercial real estate	1,296,472	1,273,661
Loans to individuals	610,298	582,218
Total loans and leases net of unearned income	$4,283,833	$4,204,704
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
The following tables represent our credit risk profile by creditworthiness category for the years ended December 31:

	2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$943,107	$79,679	$1,245,422	$1,243,170	$610,094	$4,121,472
Non-Pass
OAEM	35,429	9,710	5,161	28,823	1	79,124
Substandard	42,520	3,900	12,135	24,479	203	83,237
Doubtful	—	—	—	—	—	—
Total Non-Pass	77,949	13,610	17,296	53,302	204	162,361
Total	$1,021,056	$93,289	$1,262,718	$1,296,472	$610,298	$4,283,833

	2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$925,868	$64,353	$1,224,849	$1,119,093	$582,039	$3,916,202
Non-Pass
OAEM	31,049	925	5,647	82,581	3	120,205
Substandard	62,905	18,638	11,069	71,987	176	164,775
Doubtful	—	3,522	—	—	—	3,522
Total Non-Pass	93,954	23,085	16,716	154,568	179	288,502
Total	$1,019,822	$87,438	$1,241,565	$1,273,661	$582,218	$4,204,704
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
Total gross charge-offs for the year ended December 31, 2013 and 2012 were $35.2 million and $17.0 million, respectively.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of December 31, 2013. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
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

	2013
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$594	$319	$185	$23,631	$24,729	$996,327	$1,021,056
Real estate construction	—	—	—	2,567	2,567	90,722	93,289
Residential real estate	4,002	524	1,041	10,520	16,087	1,246,631	1,262,718
Commercial real estate	1,199	23	13	8,966	10,201	1,286,271	1,296,472
Loans to individuals	2,895	990	1,266	204	5,355	604,943	610,298
Total	$8,690	$1,856	$2,505	$45,888	$58,939	$4,224,894	$4,283,833

	2012
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$991	$620	$288	$29,258	$31,157	$988,665	$1,019,822
Real estate construction	2	19	15	9,778	9,814	77,624	87,438
Residential real estate	6,597	2,357	730	9,283	18,967	1,222,598	1,241,565
Commercial real estate	3,339	1,389	195	46,023	50,946	1,222,715	1,273,661
Loans to individuals	3,140	934	1,219	176	5,469	576,749	582,218
Total	$14,069	$5,319	$2,447	$94,518	$116,353	$4,088,351	$4,204,704
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

Nonperforming loans decreased $48.2 million to $59.4 million at December 31, 2013 compared to $107.6 million at December 31, 2012. Contributing to this decrease was the sale of $17.2 million of loans related to a real estate developer in eastern Pennsylvania as well as a $2.5 million commercial real estate loan in Nevada and a $3.5 million construction loan for a Florida condominium project. Also, a $3.8 million hotel resort syndication loan in the state of Washington, a $2.1 million specialty plastics molding company in western Pennsylvania and a $2.3 million commercial loan to a western Pennsylvania excavation company were returned to accrual status during 2013. Additionally, $21.2 million in charge-offs were recognized on four commercial loan relationships during 2013, including $2.8 million for a commercial real estate loan to a western Pennsylvania non-profit healthcare facility which was foreclosed on during 2013, $3.0 million for a commercial real estate loan to a western Pennsylvania student housing project which paid off during the third quarter of 2013, $2.3 million for a commercial industrial loan to a local energy company and $13.1 million for an unsecured commercial loan to a western Pennsylvania real estate developer.

A total of $42.2 million of loans were moved into nonaccrual status during the year-ended December 31, 2013. Five commercial loan relationships comprise $32.8 million of this total. These relationships include:

•	$12.7 million in commercial industrial loans to a local energy company,

•	a $7.7 million commercial real estate loan to a real estate management company in western Pennsylvania. The total balance of this loan was subsequently paid off during 2013.

•
a $5.7 million commercial real estate relationship to a western Pennsylvania commercial real estate developer, of which $0.5 million was charged-off and $4.8 million was moved to OREO, all during the year-ended December 31, 2013,

•	a $3.6 million commercial relationship to a specialty metal processor in western Pennsylvania, and

•	a $3.1 million commercial relationship with a western Pennsylvania glass manufacturer.

In addition to this, $3.7 million in consumer loans which were 150 days or more past due were moved to nonaccrual status. Beginning in the third quarter of 2012, consumer loans are moved to nonaccrual status once they reach 150 days past due, however, in prior periods, these loans were not placed in nonaccrual status if they were well secured and in the process of collection.
The specific allowance for nonperforming loans decreased by $9.0 million at December 31, 2013 compared to 2012, primarily due to charge-offs of amounts reserved for in prior periods as well as the payoff of certain nonaccrual loans previously discussed. Unfunded commitments related to nonperforming loans were $0.5 million at December 31, 2013 and after consideration of available collateral related to these commitments, an off balance sheet reserve of $0.1 million was established.
There were no loans held for sale at December 31, 2013 and 2012; however, sales of loans during the years-ended December 31, 2013 and 2012 resulted in gains of $0.6 million and $2.9 million, respectively.
Significant nonaccrual loans as of December 31, 2013, include the following:

•
$12.3 million of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. One of these loans, totaling $3.3 million, was modified resulting in TDR classification in the second quarter of 2012. An updated valuation of the collateral was completed during the third quarter of 2013.

•
$3.3 million commercial industrial loan to a specialty metals processor in western Pennsylvania. This loan was originated in 2003 and was placed on nonaccrual status in the second quarter of 2013. The assets collateralizing this relationship as well as the appraisal for the real estate collateral were valued in the second quarter of 2013.

•
$2.4 million, the remaining portion net of reserves, of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in 2004 and was placed on nonaccrual status in the fourth quarter of 2009. Charge-offs of $28.5 million have been recorded on this loan, of which $13.1 million occurred in the second quarter of 2013.

•
$3.1 million commercial real estate loan relationship with a non-profit organization in western Pennsylvania. This loan was originated in 2008 and was placed on nonaccrual status in the second quarter of 2012. The appraisals for the real estate collateral were valued in the first and fourth quarters of 2013.

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of December 31, 2013 and 2012. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired for the years ended December 31, 2013, 2012 and 2011. Average balances are calculated based on month-end balances of the loans for the period reported and are included in the table below based on its period end allowance position.

	2013
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$6,752	$7,649		$14,454	$73
Real estate construction	3,486	6,664		5,923	47
Residential real estate	9,333	9,952		9,280	211
Commercial real estate	13,606	14,719		27,881	250
Loans to individuals	289	307		255	3
Subtotal	33,466	39,291		57,793	584
With an allowance recorded:
Commercial, financial, agricultural and other	21,482	22,082	$7,364	16,479	64
Real estate construction	414	737	94	515	—
Residential real estate	3,533	3,585	1,282	3,200	31
Commercial real estate	488	612	84	188	—
Loans to individuals	—	—	—	—	—
Subtotal	25,917	27,016	8,824	20,382	95
Total	$59,383	$66,307	$8,824	$78,175	$679

	2012
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest Income Recognized

With no related allowance recorded:
Commercial, financial, agricultural and other	$8,080	$8,983		$9,217	$173
Real estate construction	8,491	35,555		11,912	—
Residential real estate	7,928	8,401		8,114	72
Commercial real estate	33,259	35,401		28,574	66
Loans to individuals	256	256		103	2
Subtotal	58,014	88,596		57,920	313
With an allowance recorded:
Commercial, financial, agricultural and other	26,532	27,412	$10,331	21,979	9
Real estate construction	2,756	3,087	300	1,457	—
Residential real estate	2,695	2,696	780	1,599	15
Commercial real estate	17,558	17,896	6,367	5,024	32
Loans to individuals	—	—	—	—	—
Subtotal	49,541	51,091	17,778	30,059	56
Total	$107,555	$139,687	$17,778	$87,979	$369

	2011
	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$3,887	$20
Real estate construction	23,254	10
Residential real estate	2,702	9
Commercial real estate	35,817	799
Loans to individuals	10	—
Subtotal	65,670	838
With an allowance recorded:
Commercial, financial, agricultural and other	30,456	152
Real estate construction	14,465	—
Residential real estate	615	7
Commercial real estate	28,716	396
Loans to individuals	—	—
Subtotal	74,252	555
Total	$139,922	$1,393
Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.
As a result of adopting the amendments in ASU 2011-2, all restructurings that occurred on or after January 1, 2011 were assessed for identification as troubled debt restructurings considering the new guidance. No additional troubled debt restructurings were identified for loans for which the allowance for credit losses would have previously been measured under a general allowance for credit losses methodology.
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans as of December 31:

	2013	2012	2011
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$13,495	$13,037	$20,276
Nonaccrual status	16,980	50,979	44,841
Total	$30,475	$64,016	$65,117
Commitments
Letters of credit	$—	$1,574	$12,580
Unused lines of credit	452	—	42
Total	$452	$1,574	$12,622
At December 31, 2013, troubled debt restructured loans decreased $33.5 million compared to December 31, 2012 and commitments related to troubled debt restructured loans decreased $1.1 million for the same period. This decrease in loans is primarily a result of the sale of a $17.2 million loan for a commercial real estate developer in eastern Pennsylvania and the charge-off of $13.1 million related to an unsecured loan to a western Pennsylvania real estate developer. The decrease in commitments is due to the payoff of a loan with a $0.8 million unfunded commitment. The outstanding commitments as of December 31, 2011 were primarily committed to one loan relationship that paid off in full in January 2012.
During 2013, all decreases in balances between the pre-modification and post-modification balance are due to customer payments.

During 2012, a $2.8 million nonaccrual loan to a water treatment plant and a $3.7 million accruing loan to a gas well servicing operation were each restructured with a twelve month principal forbearance. At December 31, 2012, the nonaccrual loan was fully reserved for while the the loan that was on accruing status was secured by company assets. During 2013, the accruing loan was placed in nonaccrual status. These loans are part of a $17.0 million commercial loan relationship with a shallow gas well operator whose business has been impacted by the sharp decline in natural gas prices due to the success of Marcellus deep well drilling. In addition to these two loans, other loans in this relationship include loans to a related exploration and production company and loans to the principal which are secured by real estate and investment securities. Also, in 2012 a $3.3 million commercial real estate loan was restructured with a six month maturity extension. This loan has remained on accruing status and the collateral shortfall is fully reserved. The remainder of changes in loan balances for 2012 between the pre-modification balance and the post-modification balance is due to customer payments.
During 2011, a $2.7 million charge-off was recorded in relation to the transfer to held for sale of one of the loans included in commercial real estate in the table below. The sale of this loan was completed in 2012. Three commercial real estate loans, totaling $10.2 million, were classified as troubled debt restructured loans during 2011 and subsequently paid off prior to December 31, 2011. In addition, $5.6 million was charged-off in the restructuring of one relationship modified during the fourth quarter of 2011. The loans in this relationship were sold during 2013. The remainder of changes in loan balances for 2011 between the pre-modification balance and the post-modification balance is due to customer payments.
The following tables provide detail, including specific reserve and reasons for modification, related to loans identified as troubled debt restructurings during the years ending December 31:

	2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Other	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	14	$3,462	$—	$1,677	$—	$5,139	$3,104	$906
Residential real estate	46	347	418	2,116	—	2,881	2,316	161
Commercial real estate	5	571	1,499	145	—	2,215	2,184	34
Loans to individuals	17	10	101	33	—	144	109	—
Total	82	$4,390	$2,018	$3,971	$—	$10,379	$7,713	$1,101

	2012
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Other	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	12	$1,599	$187	$9,476	$—	$11,262	$11,335	$4,237
Real estate construction	2	1,697	—	—	—	1,697	2,133	200
Residential real estate	25	200	132	697	48	1,077	973	69
Commercial real estate	4	3,280	4,308	71	—	7,659	7,607	409
Loans to individuals	17	—	97	88	6	191	173	—
Total	60	$6,776	$4,724	$10,332	$54	$21,886	$22,221	$4,915

	2011
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Other	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	13	$100	$475	$2,218	$—	$2,793	$2,749	$743
Real estate construction	6	2,554	86	—	—	2,640	2,852	—
Residential real estate	10	—	515	601	—	1,116	1,100	65
Commercial real estate	22	17,202	24,226	2,311	—	43,739	25,292	507
Total	51	$19,856	$25,302	$5,130	$—	$50,288	$31,993	$1,315
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this footnote. Loans defined as modified due to a change in rate include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the years ended December 31, 2013, 2012 and 2011, $2.0 million, $4.7 million and $25.2 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment due to reamortization.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. As of December 31, 2013, one residential real estate loan totaling $19 thousand, restructured during 2013 was considered to be in default. At December 31, 2012, there were no loans restructured within the preceding twelve months which were considered to be in default. As of December 31, 2011, one commercial real estate loan totaling $4.1 million, restructured during the first quarter of 2011 was considered to be in default. This loan was transferred to held for sale as of December 31, 2011 and the sale was completed in 2012.
The following tables provide detail related to the allowance for credit losses for the years ended December 31. During 2013, the negative $5.9 million provision for credit losses related to the unallocated portion of the allowance is a result of it no longer being treated as a separate component of the allowance but instead is now incorporated into the reserve provided for each loan category. This portion of the allowance for credit losses reflects the qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience.

	2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(18,399)	(773)	(1,814)	(10,513)	(3,679)	—	(35,178)
Recoveries	455	501	1,264	136	633	—	2,989
Provision (credit)	20,755	(2,056)	2,369	(286)	4,371	(5,926)	19,227
Ending Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$—	$54,225
Ending balance: individually evaluated for impairment	$7,364	$94	$1,282	$84	$—	$—	$8,824
Ending balance: collectively evaluated for impairment	15,299	6,506	6,445	11,694	5,457	—	45,401
Loans:
Ending balance	1,021,056	93,289	1,262,718	1,296,472	610,298		4,283,833
Ending balance: individually evaluated for impairment	27,251	3,844	9,349	12,151	—		52,595
Ending balance: collectively evaluated for impairment	993,805	89,445	1,253,369	1,284,321	610,298		4,231,238

	2012
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Charge-offs	(5,207)	(3,601)	(3,828)	(851)	(3,482)	—	(16,969)
Recoveries	443	582	422	410	521	—	2,378
Provision	6,416	5,191	1,077	3,921	2,849	1,090	20,544
Ending Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Ending balance: individually evaluated for impairment	$10,331	$300	$780	$6,367	$—	$—	$17,778
Ending balance: collectively evaluated for impairment	9,521	8,628	5,128	16,074	4,132	5,926	49,409
Loans:
Ending balance	1,019,822	87,438	1,241,565	1,273,661	582,218		4,204,704
Ending balance: individually evaluated for impairment	33,443	11,177	6,444	49,123	—		100,187
Ending balance: collectively evaluated for impairment	986,379	76,261	1,235,121	1,224,538	582,218		4,104,517

	2011
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$21,700	$18,002	$5,454	$16,913	$4,215	$4,945	$71,229
Charge-offs	(7,114)	(28,886)	(4,107)	(24,861)	(3,325)	—	(68,293)
Recoveries	473	955	132	349	573	—	2,482
Provision (credit)	3,141	16,685	6,758	26,560	2,781	(109)	55,816
Ending Balance	$18,200	$6,756	$8,237	$18,961	$4,244	$4,836	$61,234
Ending balance: individually evaluated for impairment	$9,069	$2,960	$93	$1,114	$—	$—	$13,236
Ending balance: collectively evaluated for impairment	9,131	3,796	8,144	17,847	4,244	4,836	47,998
Loans:
Ending balance	996,739	76,564	1,137,059	1,267,432	565,849		4,043,643
Ending balance: individually evaluated for impairment	37,639	14,667	2,606	39,832	—		94,744
Ending balance: collectively evaluated for impairment	959,100	61,897	1,134,453	1,227,600	565,849		3,948,899

Note 11—Variable Interest Entities
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
First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below as of December 31:

	2013	2012
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$207	$347

Note 12—Commitments and Letters of Credit
First Commonwealth is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. First Commonwealth’s exposure to credit loss in the event of nonperformance by the other party of the financial instrument for commitments to extend credit, standby letters of credit and commercial letters of credit is represented by the contract or notional amount of those instruments. First Commonwealth uses the same credit policies for underwriting all loans, including these commitments and conditional obligations.
As of December 31, 2013 and 2012, First Commonwealth did not own or trade other financial instruments with significant off-balance sheet risk including derivatives such as futures, forwards, option contracts and the like, although such instruments may be appropriate to use in the future to manage interest rate risk. See Note 7 “Derivatives” for a description of interest rate swaps provided to customers.
The following table identifies the notional amount of those instruments at December 31:

	2013	2012
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,571,987	$1,506,618
Financial standby letters of credit	38,121	47,185
Performance standby letters of credit	32,441	69,240
Commercial letters of credit	—	685
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
Standby letters of credit and commercial letters of credit are conditional commitments issued by First Commonwealth to guarantee the performance of a customer to a third party. The contract or notional amount of these instruments reflects the maximum amount of future payments that First Commonwealth could be required to pay under the guarantees if there were a total default by the guaranteed parties, without consideration for possible recoveries under recourse provisions or from collateral held or pledged. In addition, many of these commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.
The notional amounts outstanding at December 31, 2013 include amounts issued in 2013 of $0.7 million in financial standby letters of credit and $1.3 million in performance standby letters of credit. There were no commercial letters of credit issued during 2013. A liability of $0.1 million and $0.2 million has been recorded as of December 31, 2013 and 2012, respectively, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk in these commitments resulted in the recording of a liability of $3.2 million and $2.4 million as of December 31, 2013 and 2012, respectively. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.

Note 13—Premises and Equipment
Premises and equipment are described as follows:

	Estimated Useful Life	2013	2012
	(dollars in thousands)
Land	Indefinite	$12,431	$12,503
Buildings and improvements	10-50 years	81,829	81,328
Leasehold improvements	5-40 years	14,354	14,617
Furniture and equipment	3-10 years	80,131	79,181
Software	3-10 years	46,133	40,199
Subtotal		234,878	227,828
Less accumulated depreciation and amortization		166,938	158,858
Total premises and equipment		$67,940	$68,970
Depreciation related to premises and equipment included in noninterest expense for the years ended December 31, 2013, 2012 and 2011 amounted to $10.4 million, $7.9 million and $8.3 million, respectively.
As a result of the Company's core processing system conversion, which is expected to be completed in the third quarter of 2014, the estimated average useful life on $13.9 million in software included in the table above was reduced from an average life of 6 years to 3 years and the average useful life on $0.7 million of equipment was reduced from an average life of 5 years to 4 years.
First Commonwealth leases various premises and assorted equipment under non-cancellable agreements. Total future minimal rental commitments at December 31, 2013, were as follows:

	Premises	Equipment
	(dollars in thousands)
2014	$3,327	$82
2015	3,113	2
2016	2,904	—
2017	2,653	—
2018	2,514	—
Thereafter	14,916	—
Total	$29,427	$84
Included in the lease commitments above is $376 thousand in lease payments to be paid under a sale-leaseback arrangement. The sale-leaseback transaction occurred in 2005 and resulted in a gain of $297 thousand on the sale of a branch that is being recognized over the 15 year lease term through 2020.
Increases in utilities and taxes that may be passed on to the lessee under the terms of various lease agreements are not reflected in the above table. However, certain lease agreements provide for increases in rental payments based upon historical increases in the consumer price index or the lessor’s cost of operating the facility, and are included in the minimum lease commitments. Additionally, the table above includes rent expense that is recognized for rent holidays and during construction periods. Total lease expense amounted to $4.2 million, $4.3 million and $4.4 million in 2013, 2012 and 2011, respectively.

Note 14—Goodwill and Other Amortizing Intangible Assets
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
We consider First Commonwealth to be one reporting unit. The carrying amount of goodwill as of December 31, 2013 and 2012 was $159.9 million. No impairment charges on goodwill or other intangible assets were incurred in 2013, 2012 or 2011.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill.
An assessment of qualitative factors was completed as of December 31, 2013 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the Step 1 goodwill impairment test completed as of November 30, 2013 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2013 test.
Our annual goodwill test was completed as of November 30, 2013. The first step compares the estimated fair value of First Commonwealth with its carrying amount, including goodwill. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds its estimated fair value, a second step would be performed that would compare the implied fair value to the carrying amount of goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
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
As of November 30, 2013, our Step 1 goodwill analysis indicated that our fair value was approximately 30% above book value. Therefore in accordance with ASC Topic 350-20-35-8, a Step 2 analysis was not necessary and goodwill was not considered impaired.
As of December 31, 2013, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
FASB ASC Topic 350, “Intangibles—Other” also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
The following table summarizes other intangible assets, which for each year includes only core deposit intangibles:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(dollars in thousands)
December 31, 2013	$22,470	$(21,159)	$1,311
December 31, 2012	$22,470	$(20,095)	$2,375

Core deposits are amortized over their expected lives using the present value of the benefit of the core deposits and straight-line methods of amortization. The core deposits have a remaining amortization period of six years and a weighted average amortization period of approximately two years. First Commonwealth recognized amortization expense on other intangible assets of $1.1 million, $1.5 million, and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following presents the estimated amortization expense of core deposit intangibles:

Core Deposit Intangibles
(dollars in thousands)
2014	$615
2015	338
2016	177
2017	62
2018	62
Thereafter	57
Total	$1,311

Note 15—Interest-Bearing Deposits
Components of interest-bearing deposits at December 31 were as follows:

	2013	2012
	(dollars in thousands)
Interest-bearing demand deposits	$89,149	$97,963
Savings deposits	2,506,631	2,543,990
Time deposits	1,095,722	1,032,659
Total interest-bearing deposits	$3,691,502	$3,674,612
Interest-bearing deposits at December 31, 2013 and 2012, include allocations from interest-bearing demand deposit accounts of $556.7 million and $581.5 million, respectively, into savings which includes money market accounts. These reallocations are based on a formula and have been made to reduce First Commonwealth’s reserve requirement in compliance with regulatory guidelines.
Included in time deposits at December 31, 2013 and 2012, were certificates of deposit in denominations of $100 thousand or more of $464.7 million and $322.4 million, respectively.
Interest expense related to certificates of deposit $100 thousand or greater amounted to $4.7 million in 2013, $5.3 million in 2012 and $7.4 million in 2011.
Included in time deposits at December 31, 2013, were certificates of deposit with the following scheduled maturities (dollars in thousands):

2014	$746,850
2015	200,927
2016	89,812
2017	28,303
2018	29,830
Total	$1,095,722

Note 16—Short-term Borrowings
Short-term borrowings at December 31 were as follows:

	2013			2012			2011
	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate	Ending Balance	Average Balance	Average Rate
	(dollars in thousands)
Federal funds purchased	$16,000	$11,982	0.36%	$34,000	$47,727	0.27%	$75,300	$15,642	0.26%
Borrowings from FHLB	478,100	335,449	0.27	178,100	214,703	0.25	84,000	7,537	0.21
Securities sold under agreements to repurchase	132,515	130,957	0.25	144,127	139,766	0.28	153,477	155,551	0.43
Treasury, tax and loan note option	—	—	—	—	—	—	—	4,134	—
Total	$626,615	$478,388	0.26	$356,227	$402,196	0.27	$312,777	$182,864	0.40
Maximum total at any month-end	$626,615			$486,144			$312,777
Weighted average rate at year-end			0.27%			0.25%			0.28%
Interest expense on short-term borrowings for the years ended December 31 is detailed below:

	2013	2012	2011
	(dollars in thousands)
Federal funds purchased	$43	$128	$41
Borrowings from FHLB	893	545	16
Securities sold under agreements to repurchase	326	397	671
Total interest on short-term borrowings	$1,262	$1,070	$728

Note 17—Subordinated Debentures
Subordinated Debentures outstanding at December 31 are as follows:

		2013		2012
	Due	Amount	Rate	Amount	Rate
		(dollars in thousands)
Owed to:
First Commonwealth Capital Trust I	2029	$—		$33,583	9.50%
First Commonwealth Capital Trust II	2034	30,929	LIBOR + 2.85	30,929	LIBOR + 2.85
First Commonwealth Capital Trust III	2034	41,238	LIBOR + 2.85	41,238	LIBOR + 2.85
Total		$72,167		$105,750
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
Interest on the debentures issued to First Commonwealth Capital Trust III is paid quarterly at a floating rate of LIBOR + 2.85% which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option on any interest payment date at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $630 thousand are being amortized on a straight-line basis over the term of the securities.
Interest on the debentures issued to First Commonwealth Capital Trust II is paid quarterly at a floating rate of LIBOR + 2.85%, which is reset quarterly. Subject to regulatory approval, First Commonwealth may redeem the debentures, in whole or in part, at its option at a redemption price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest to the date of the redemption. Deferred issuance costs of $471 thousand are being amortized on a straight-line basis over the term of the securities.
On January 29, 2013, the Company’s Board of Directors authorized the redemption of 100% of First Commonwealth Capital Trust I as of April 1, 2013, at a redemption price of 103.325% of the principal amount, plus accrued and unpaid interest. At the time of redemption, a $1.1 million redemption premium was paid and $0.5 million in unamortized deferred issuance costs were recognized. Interest on debentures issued to First Commonwealth Capital Trust I was paid semiannually at a fixed rate of 9.50% and deferred issuance costs of $996 thousand were being amortized on a straight line basis over the term of the securities.

Note 18—Other Long-term Debt
Other long-term debt at December 31 follows:

	2013			2012
	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate	Amount	Weighted Average Contractual Rate	Weighted Average Effective Rate
	(dollars in thousands)
Borrowings from FHLB due:
2013				$30,085	2.32%	2.32%
2014	$57,892	1.13%	1.13%	57,890	1.13	1.13
2015	79,971	0.82	0.82	79,970	0.82	0.82
2016	389	4.64	4.64	387	4.64	4.64
2017	407	4.64	4.64	405	4.64	4.64
2018	426	4.64	4.64
Thereafter	5,300	4.66	4.66	5,734	4.66	4.66
Total	$144,385			$174,471
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
Capital securities included in total long-term debt on the Consolidated Statements of Financial Condition are excluded from the above, but are described in Note 17 “Subordinated Debentures.”
Scheduled loan payments for other long-term debt are summarized below:

	2014	2015	2016	2017	2018	Thereafter	Total
	(dollars in thousands)
Long-term debt payments	$57,854	$79,971	$389	$407	$426	$5,300	$144,347
Purchase valuation amortization	38	—	—	—	—	—	38
Total	$57,892	$79,971	$389	$407	$426	$5,300	$144,385
The amounts on the purchase valuation amortization row in the table above include fair market adjustments from prior business combinations.

Note 19—Fair Values of Assets and Liabilities
FASB ASC Topic 820, “Fair Value Measurements and Disclosures” requires disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). All non-financial assets are included either as a separate line item on the Consolidated Statements of Financial Condition or in the “Other assets” category of the Consolidated Statements of Financial Condition. Currently, First Commonwealth does not have any non-financial liabilities to disclose.

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
Other Investments are comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 9 “Impairment of Investment Securities.”
Interest rate derivatives are reported at estimated fair value utilizing Level 2 inputs and are included in Other assets and Other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties (loan customers) credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates, Eurodollar futures contracts and swap rates. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 7 “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2013, we have not realized any losses due to a counterparties inability to pay any net uncollateralized position.
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
Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities since 2009; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on the process for determining appropriate cash flows for this analysis is provided in Note 9 “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.
Management validates the estimated fair value of the pooled trust preferred collateralized debt obligations by understanding the pricing methodology utilized by third party pricing services and monitoring the performance of the underlying collateral, discussing the discount rate, cash flow assumptions and general market trends with the specialized third party and by confirming changes in the underlying collateral to the trustee reports. Management’s monitoring of the underlying collateral includes deferrals of interest payments, payment defaults, cures of previously deferred interest payments, any regulatory filings or actions and general news related to the underlying collateral. Management also evaluates fair value changes compared to expectations based on changes in the interest rates used in determining the discount rate and general financial markets.
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

	Fair Value (dollars in thousands)		Valuation Technique	Unobservable Inputs	Range / (weighted average)

Pooled Trust Preferred Securities	$23,523		Discounted Cash Flow	Probability of default	0% - 100% (19.08%)
				Prepayment rates	0% - 74.35% (7.50%)
				Discount rates	5.75% - 15.50% (a)
Equities	1,420		Par Value	N/A	N/A
Interest Rate Swaps	0		Option model	Counterparty credit risk	7.89% - 8.92% (b)
Impaired Loans	6,868	(c)	Gas Reserve study	Discount rate	10.00%
				Gas per MCF	$3.56 - $7.60 (d)
				Oil per BBL/d	$79.27 - $106.00 (d)
				NGL per gallon	$1.54 (d)
Other Real Estate Owned	172		Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	represents the range of the credit spread curve used in valuation.

(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(d)	unobservable inputs are defined as follows: MCF—million cubic feet; BBL/d—barrels per day; NGL—natural gas liquid.

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
The discount rate is the significant unobservable input used in the fair value measurement of impaired loans. Significant increases in this rate would result in a decrease in the estimated fair value of the loans, while a decrease in this rate would result in a higher fair value measurement. Other unobservable inputs in the fair value measurement of impaired loans relate to gas, oil and natural gas prices and increases in these rates would result in an increase in the estimated fair value of the loans, while a decrease in these prices would result in a lower fair value measurement.
The significant unobservable input used in the fair value measurement of interest rate swaps classified as Level 3 is counterparty credit risk and the resulting range of the credit spread curve used in the valuation. Higher credit risk would result in an increased credit spread, which would reduce the fair value of the interest rate swap.
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis at December 31:

	2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$25,204	$—	$25,204
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	994,887	—	994,887
Mortgage-Backed Securities—Commercial	—	105	—	105
Other Government-Sponsored Enterprises	—	266,125	—	266,125
Obligations of States and Political Subdivisions	—	80	—	80
Corporate Securities	—	7,021	—	7,021
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,523	23,523
Total Debt Securities	—	1,293,422	23,523	1,316,945
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,293,422	24,943	1,318,365
Other Investments	—	35,444	—	35,444
Loans Held for Sale	—	—	—	—
Other Assets (a)	—	14,358	—	14,358
Total Assets	$—	$1,343,224	$24,943	$1,368,167
Other Liabilities (a)	$—	$14,318	$—	$14,318
Total Liabilities	$—	$14,318	$—	$14,318

(a)	Non-hedging interest rate derivatives

	2012
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities—Residential	$—	$31,664	$—	$31,664
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities—Residential	—	864,401	—	864,401
Mortgage-Backed Securities—Commercial	—	149	—	149
Other Government-Sponsored Enterprises	—	242,664	—	242,664
Obligations of States and Political Subdivisions	—	86	—	86
Corporate Securities	—	6,991	—	6,991
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,373	23,373
Total Debt Securities	—	1,145,955	23,373	1,169,328
Equities	555	—	1,420	1,975
Total Securities Available for Sale	555	1,145,955	24,793	1,171,303
Other Investments	—	28,228	—	28,228
Loans Held for Sale	—	—	—	—
Other Assets (a)	—	16,480	—	16,480
Total Assets	$555	$1,190,663	$24,793	$1,216,011
Other Liabilities (a)	$—	$18,726	$—	$18,726
Total Liabilities	$—	$18,726	$—	$18,726

(a)	Non-hedging interest rate derivatives
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2013:

	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$23,373	$1,420	$—	$—	$24,793
Total gains or losses
Included in earnings	(1,395)	—	625	—	(770)
Included in other comprehensive income	12,338	—	—	—	12,338
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(20,760)	—	(20,760)
Settlements	(10,793)	—	—	—	(10,793)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	20,135	—	20,135
Balance, end of year	$23,523	$1,420	$—	$—	$24,943
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2013.
During the year ended December 31, 2013, there were no transfers between fair value Levels 1 and 2. However, $20.1 million of loans were transferred into Level 3 from Level 2 due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming relationships for which this was determined to be an appropriate exit strategy. Completion of the loan sales resulted in a $0.6 million gain for the period.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the year ended December 31, 2012:

	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of year	$22,980	$1,420	$13,412	$—	$37,812
Total gains or losses
Included in earnings	—	—	2,870	(461)	2,409
Included in other comprehensive income	5,490	—	—	—	5,490
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(15,981)	—	(15,981)
Settlements	(5,097)	—	(301)	—	(5,398)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	461	461
Balance, end of year	$23,373	$1,420	$—	$—	$24,793
There are no gains or losses included in earnings for the period that are attributable to the change in realized gains (losses) relating to assets held at December 31, 2012.
During 2012, there were no transfers between Levels 1 and 2. However, $0.5 million of interest rate swaps were transferred from Level 2 to Level 3 due to deterioration of the counterparty’s credit risk. Because the credit quality of the underlying counterparty declined below investment grade, the swaps were valued utilizing more than interest rate yield curves.
The tables below present the balances of assets measured at fair value on a nonrecurring basis at December 31 and total gains and losses realized on these assets during the year ended December 31:

	2013
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$36,903	$13,656	$50,559	$(13,681)
Other real estate owned	—	12,752	172	12,924	(198)
Total Assets	$—	$49,655	$13,828	$63,483	$(13,879)

	2012
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(dollars in thousands)
Impaired loans	$—	$82,949	$6,827	$89,776	$(13,793)
Other real estate owned	—	11,981	247	12,228	(3,772)
Total Assets	$—	$94,930	$7,074	$102,004	$(17,565)
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
The fair value for other real estate owned classified as Level 2 is determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement. The fair value for other real estate owned classified as Level 3 is determined using an internal valuation. Other real estate owned has a current carrying value of $11.7 million as of December 31, 2013 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment, we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated costs to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to this measurement is provided in Note 14 “Goodwill and Other Amortizing Intangible Assets.” There were no other assets or liabilities measured at fair value on a nonrecurring basis during 2013.
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
Securities: Fair values for securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Pooled trust preferred collateralized debt obligations values are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to each instrument. The carrying value of other investments, which includes FHLB stock, is considered a reasonable estimate of fair value.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and estimated fair value for standby letters of credit was $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively. See Note 12 “Commitments and Letters of Credit,” for additional information.
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

The following table presents carrying amounts and estimated fair values of First Commonwealth’s financial instruments at December 31:

	2013
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$74,427	$74,427	$74,427	$—	$—
Interest-bearing deposits	3,012	3,012	3,012	—	—
Securities available for sale	1,318,365	1,318,365	—	1,293,422	24,943
Other investments	35,444	35,444	—	35,444	—
Loans	4,283,833	4,321,847	—	36,903	4,284,944
Financial liabilities
Deposits	4,603,863	4,531,685	—	4,531,685	—
Short-term borrowings	626,615	626,603	—	626,603	—
Long-term debt	144,385	145,477	—	145,477	—
Subordinated debt	72,167	51,706	—	—	51,706

	2012
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$98,724	$98,724	$98,724	$—	$—
Interest-bearing deposits	4,258	4,258	4,258	—	—
Securities available for sale	1,171,303	1,171,303	555	1,145,955	24,793
Other investments	28,228	28,228	—	28,228	—
Loans	4,204,704	4,245,114	—	82,949	4,162,165
Financial liabilities
Deposits	4,557,881	4,493,764	—	4,493,764	—
Short-term borrowings	356,227	356,221	—	356,221	—
Long-term debt	174,471	176,178	—	176,178	—
Subordinated debt	105,750	76,735	—	—	76,735

Note 20—Income Taxes
The income tax provision (benefit) for the years ended December 31 is as follows:

	2013	2012	2011
	(dollars in thousands)
Current tax provision for income exclusive of securities transactions:
Federal	$2,509	$12,035	$651
State	68	72	161
Total current tax provision	2,577	12,107	812
Deferred tax provision (benefit)	12,704	2,551	(1,192)
Total tax provision (benefit)	$15,281	$14,658	$(380)
The statutory to effective tax rate reconciliation for the years ended December 31 is as follows:

	2013		2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
	(dollars in thousands)
Tax at statutory rate	$19,867	35%	$19,814	35%	$5,213	35%
Increase (decrease) resulting from:
Income from bank owned life insurance	(1,939)	(3)	(2,048)	(4)	(1,959)	(13)
Tax-exempt interest income, net	(2,600)	(5)	(2,789)	(5)	(3,453)	(23)
Tax credits	(144)	—	(267)	—	(270)	(2)
Other	97	—	(52)	—	89	—
Total tax provision (benefit)	$15,281	27%	$14,658	26%	$(380)	(3)%
The total tax provision for financial reporting differs from the amount computed by applying the statutory federal income tax rate to income before taxes. First Commonwealth ordinarily generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits. The consistent level of tax benefits that reduce First Commonwealth’s tax rate below the 35% statutory rate produced an annual effective tax rate of 27% and 26% for the years ended December 31, 2013 and 2012, respectively. The relatively low level of annual pretax income produced a tax benefit for the year ended December 31, 2011.

The tax effects of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities that represent significant portions of the deferred tax assets and liabilities at December 31 are presented below:

	2013	2012
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$18,979	$23,515
Postretirement benefits other than pensions	726	769
Alternative minimum tax credit carryforward	13,896	13,026
Unrealized loss on securities available for sale	11,235	—
Writedown of other real estate owned	207	3,647
Deferred compensation	2,118	2,203
Accrued interest on nonaccrual loans	1,481	3,887
Other-than-temporary impairment of securities	9,693	15,233
Depreciation of assets	1,546	952
Accrued incentives	1,153	—
Unfunded loan commitment allowance	1,106	836
Deferred rent	653	—
Other	2,462	2,795
Total deferred tax assets	65,255	66,863
Deferred tax liabilities:
Basis difference in assets acquired	(518)	(808)
Loan origination fees and costs	(637)	(606)
Income from unconsolidated subsidiary	(590)	(575)
Unrealized gain on securities available for sale	—	(592)
Other	(332)	(150)
Total deferred tax liabilities	(2,077)	(2,731)
Net deferred tax asset	$63,178	$64,132
The net deferred tax asset of $63.2 million as of December 31, 2013 includes a $13.9 million alternative minimum tax credit carryforward with an indefinite life. There is also a $9.7 million deferred tax asset for other-than-temporary impairment of securities, of which $0.4 million are potential capital losses that can only be utilized if capital gains are realized.
Management assesses all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. In evaluating deferred tax assets, future taxable income forecasted over the next three years was considered. The amount of future taxable income used in management’s valuation is based upon management approved forecasts, evaluation of historical earnings levels, proven ability to raise capital to support growth or during times of economic stress and consideration of prudent and feasible potential tax strategies. If future events differ from our current forecasts, a valuation allowance may be required, which could have a material impact on our financial condition and results of operations. Based on our evaluation, including the consideration of the weighting of positive and negative evidence, as of December 31, 2013, management has determined that no valuation allowance is necessary for the deferred tax assets because it is more likely than not that these assets will be realized through future reversals of existing temporary differences and through future taxable income.
First Commonwealth adopted new authoritative accounting guidance issued under FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007, and had no material unrecognized tax benefits or accrued interest and penalties as of December 31, 2013. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months and will record interest and penalties as a component of noninterest expense.
First Commonwealth is subject to routine audits of our tax returns by the Internal Revenue Service as well as all states in which we conduct business. Federal and state income tax years 2010 through 2012 are open for examination as of December 31, 2013.

Note 21—Retirement Plans
First Commonwealth has a savings plan pursuant to the provisions of section 401(k) of the Internal Revenue code. Effective January 1, 2013, a participating employee can receive a maximum matching contribution of 6% of their compensation. In addition, each participating employee may contribute up to 80% of their eligible compensation to the plan. The 401(k) plan expense was $2.6 million in 2013, $2.6 million in 2012, and $2.5 million in 2011.
First Commonwealth maintains a Non-Qualified Deferred Compensation Plan ("NQDC Plan") to provide deferred compensation for those employees whose total annual or annualized Plan compensation for a calendar year is at least $110,000. Prior to 2012, the NQDC Plan was called the Supplemental Executive Retirement Plan (“SERP”). The NQDC Plan provides participants whose maximum retirement contribution is limited by IRS rules to defer additional compensation.
Participants in the NQDC Plan are eligible to defer (on a pre-tax basis) from 1% to 25% of their eligible Plan compensation. There was no NQDC Plan expense in 2013 and 2012. In 2011 there was $86 thousand in expense recognized related to the SERP.
Select employees from former acquisitions were covered by postretirement benefit plans which provide medical and life insurance coverage. The measurement date for these plans was December 31.
Postretirement Benefits Other than Pensions from Prior Acquisitions
Net periodic benefit cost of these plans for the years ended December 31, was as follows:

	2013	2012	2011
	(dollars in thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	62	75	86
Amortization of transition obligation	—	2	2
Gain amortization	(7)	(32)	(50)
Net periodic benefit cost	$55	$45	$38

The following table sets forth the change in the benefit obligation and plan assets as of December 31:

	2013	2012
	(dollars in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,986	$1,892
Service cost	—	—
Interest cost	62	75
Amendments	—	—
Actuarial (gain) loss	(225)	269
Net benefits paid	(179)	(250)
Benefit obligation at end of year	1,644	1,986
Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	179	250
Net benefits paid	(179)	(250)
Fair value of plan assets at end of year	—	—
Funded Status at End of Year	1,644	1,986
Unrecognized transition obligation	—	—
Unrecognized net gain	430	212
Amounts recognized in retained earnings	$2,074	$2,198
As of December 31, the funded status of the plan is:

	2013	2012
	(dollars in thousands)
Amounts Recognized in the Statement of Financial Condition as Other liabilities	$1,644	$1,986
The following table sets forth the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit costs as of December 31:

	2013	2012	2011
	(dollars in thousands)
Amounts recognized in accumulated other comprehensive income, net of tax:
Net (gain) loss	$(280)	$(138)	$(333)
Transition obligation	—	—	1
Total	$(280)	$(138)	$(332)
Weighted-average assumptions used to determine the benefit obligation as of December 31 are as follows:

	2013	2012	2011
Weighted-average Assumptions
Discount rate	4.01%	3.31%	4.22%
Health care cost trend: Initial	6.75%	7.00%	8.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2022	2016

Weighted-average assumptions used to determine the net benefit costs as of December 31 are as follows:

	2013	2012	2011
Weighted Average Assumptions for Net Periodic Cost
Discount rate	3.31%	4.22%	4.71%
Health care cost trend: Initial	7.00%	8.00%	9.00%
Health care cost trend: Ultimate	4.75%	4.75%	4.75%
Year ultimate reached	2022	2016	2016
Corridor	10.00%	10.00%	10.00%
Recognition period for gains and losses	11.0	12.0	12.7
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
The health care cost trend rate assumption can have a significant impact on the amounts reported for this plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(dollars in thousands)
Effect on postretirement benefit obligation	$43	$(39)
Effect on total of service and interest cost components	2	(2)
As of December 31, 2013, the projected benefit payments for the next ten years are as follows:

Projected Benefit Payments
(dollars in thousands)
2014	$198
2015	193
2016	187
2017	181
2018	163
2019 - 2023	564
The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations included in this note.
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic cost for 2014 are as follows (dollars in thousands):

Postretirement Benefits
(dollars in thousands)
Net gain	$(29)
Transition obligation	—
Total	$(29)

Note 22—Unearned ESOP Shares
During 2012, all employees with at least one year of service were eligible to participate in the ESOP. Contributions to the plan are determined by the Board of Directors and are based upon a prescribed percentage of the annual compensation of all participants. The ESOP acquired shares of First Commonwealth’s common stock in a transaction whereby the ESOP Trust borrowed funds that were guaranteed by First Commonwealth. The borrowed amounts represented leveraged and unallocated shares, and accordingly were recorded as long-term debt with the offset as a reduction of common shareholders’ equity. The borrowing had a balance of $1.6 million at December 31, 2011 and matured in November of 2012. All the remaining shares held as collateral for the loan were released and allocated to participants when the borrowing was repaid. Compensation costs related to the plan were $733 thousand and $717 thousand in 2012 and 2011, respectively.
As of December 31, 2012, First Commonwealth terminated the ESOP and appropriate forms have been filed with the IRS in order to receive a determination letter.
The following is an analysis of ESOP shares held in suspense and the fair value of those shares as of December 31:

	2012	2011
	(dollars in thousands)
Shares in suspense, beginning of the year	104,661	237,106
Shares allocated	(104,661)	(132,445)
Shares acquired	—	—
Shares in suspense, end of the year	—	104,661
Fair market value of shares in suspense	—	550
Interest paid on the ESOP loan and dividends received on unallocated shares for the year ended December 31 were:

	2012	2011
	(dollars in thousands)
Interest paid on ESOP loan	$13	$38
Dividends on unallocated shares	19	32
Dividends on unallocated shares were used for debt service while all dividends on allocated shares were allocated or paid to the participants.

Note 23—Incentive Compensation Plan
On January 20, 2009, the Board of Directors of the Company adopted with shareholder approval, the First Commonwealth Financial Corporation Incentive Compensation Plan. This plan allows for shares of common stock to be issued to employees, directors, and consultants of the Company and its subsidiaries as an incentive to aid in the financial success of the Company. The shares can be issued as options, stock appreciation rights, performance share or unit awards, dividend or dividend equivalent rights, stock awards, restricted stock awards, or other annual incentive awards. Up to 5,000,000 shares of stock can be awarded under this plan, of which, 4,330,038 shares are still eligible for awards.

Restricted Stock
The following provides detail on the restricted stock awards which were issued and outstanding in 2013, 2012 and 2011 in order to retain and attract key employees. The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on grant date.

Grant Date	Shares issued	Grant Price	Vesting Date	Number of Equal Vesting Periods

August 16, 2013	3,000	$7.57	August 16, 2016	1
May 31, 2013	45,000	7.21	May 31, 2016	3
March 1, 2013	10,000	7.35	March 1, 2016	1
February 24, 2012	34,000	5.96	December 31, 2014	1
February 24, 2012	90,000	5.96	February 24, 2015	1
January 1, 2012	100,000	5.26	January 1, 2016	4
November 21, 2011	10,000	4.41	November 21, 2014	1
April 1, 2011	25,000	6.82	April 1, 2016	1
January 22, 2010	30,120	5.70	January 22, 2012	2
April 1, 2008	12,654	12.35	April 1, 2011	3
November 12, 2007	35,000	10.95	November 12, 2010	3
Compensation expense related to restricted stock was $509 thousand, $395 thousand and $249 thousand in 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $2.2 million of unrecognized compensation cost related to unvested restricted stock awards granted.
A summary of the status of First Commonwealth’s estimated unvested service-based restricted stock awards as of December 31 and changes for the years ended on those dates is presented below:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of the year	253,000	$5.71	50,060	$6.00	34,338	$6.52
Granted	58,000	7.25	224,000	5.65	35,000	6.13
Vested	(35,000)	5.46	(17,060)	5.73	(19,278)	7.16
Forfeited	(5,000)	5.96	(4,000)	5.96	—	—
Outstanding, end of the year	271,000	6.07	253,000	5.71	50,060	6.00
The following provides detail on restricted stock awards estimated to be granted on a performance award basis during 2013, 2012 and 2011. These plans were previously approved by the Board of Directors.

Grant Date	Target Share Award	Performance Period (years)	Award if threshold met	Award if targets are met	Award if targets exceeded	Award if threshold not achieved	Vesting After Performance Period (years)	Final vesting
January 17, 2011	54,166	3	40%	100%	200%	—%	1	January 17, 2014
February 24, 2012	68,000	3	40%	100%	200%	—%	1	December 31, 2015
January 28, 2013	128,611	3	40%	100%	200%	—%	1	December 31, 2016

The following table summarizes the estimated unvested target share awards for the Plans as of December 31:

	2013	2012	2011
Outstanding, beginning of the year	151,333	93,333	—
Granted	138,611	74,000	126,000
Vested	—	—	—
Forfeited	(39,167)	(16,000)	(32,667)
Outstanding, end of the year	250,777	151,333	93,333
The estimated unvested target awards for the Plans have an estimated fair value of $8.82 per share for each year based on the closing price of Company stock as of December 31, 2013.
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
A summary of the status of First Commonwealth’s outstanding stock options as of December 31 and changes for the years ended on those dates is presented below:

	12/31/2013		12/31/2012		12/31/2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	196,322	$11.64	496,863	$10.03	640,866	$10.05
Granted	—	—	—	—	—	—
Exercised	—	—	(130,672)	6.76	(13,760)	5.29
Forfeited	(169,322)	11.19	(169,869)	10.68	(130,243)	10.61
Balance, end of the year	27,000	14.49	196,322	11.64	496,863	10.03
Exercisable at the end of the year	27,000	14.49	196,322	11.64	496,863	10.03
The intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 was $1.41 and $1.17 per share. There were no options exercised during the year ended December 31, 2013.
The following table summarizes information about the stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.41 - $14.55	27,000	0.6	$14.49	27,000	$14.49

Note 24—Contingent Liabilities
Legal proceedings

Market Rate Savings IRA Litigation
McGrogan v. First Commonwealth Bank was filed as a class action on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank (the “Bank”) promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserted that the Bank committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law (UTPCPL) when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. Plaintiffs sought monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. The court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim was predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8)%. This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” On August 30, 2012, the Court entered an order granting the Bank’s motion for summary judgment and dismissed the class action claims. The Court found that the Bank retained the right to resign as custodian of the accounts and that the act of resigning as custodian and closing the accounts did not breach the terms of the underlying IRA contract. On appeal, the Superior Court affirmed the denial of class certification to the claims of fraud in the execution and violation of the UTPCPL. The Superior Court found that none of the other issues were ripe for appeal. Jurisdiction was returned to the Court of Common Pleas where the individual fraud and UTPCPL claims of Mr. and Mrs. McGrogan await trial.

In December 2013, three new complaints were filed by 34 former members of the McGrogan class:

(1)
Jarrett et al. v. First Commonwealth Bank - An action filed by eight plaintiffs on December 2, 3013 in the Westmoreland County Court of Common Pleas asserting claims for fraud in the inducement, fraud in the execution, violation of the UTPCPL, breach of fiduciary duty and promissory estoppel.

(2)
Young et al. v. First Commonwealth Bank - An action filed by 12 plaintiffs on December 2, 2013 in the Westmoreland County Court of Common Pleas asserting claims for fraud in the inducement, fraud in the execution, violation of the UTPCPL, breach of fiduciary duty and promissory estoppel.

(3)
Fisanik et. al. v. First Commonwealth Bank - An action filed by 14 plaintiffs on December 9, 2013 in the Cambria County Court of Common Pleas asserting claims for fraud in the inducement, fraud in the execution, violation of the UTPCPL, and breach of fiduciary duty.

The 36 plaintiffs who have filed individual actions held Market Rate Savings IRA balances totaling approximately $4 million at the time of the Bank’s resignation as custodian of the IRAs in 2008. The average age of the plaintiffs at that time was 62.

At this time, the Bank believes the claims are without merit.

Other matters
First Commonwealth identified an error related to historical tax reporting for approximately 700-900 customers. A liability related to this error is considered probable, resulting in an $0.8 million contingency reserve as of December 31, 2013. As resolution of this issue continues, the $0.8 million reserve represents management's best estimate of liability. The contingent reserve is included in “Other liabilities” in the Consolidated Statements of Financial Condition.
There are no other material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations or financial position of First Commonwealth or its subsidiaries.

Note 25—Related Party Transactions
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
The following is an analysis of loans to related parties (dollars in thousands):

December 31, 2012	$1,733
Advances	1,823
Repayments	(2,095)
Other	(778)
December 31, 2013	$683
The “Other” line primarily reflects decreases due to changes in the individuals designated as a “related party” during the year.

Note 26—Regulatory Restrictions and Capital Adequacy
The amount of funds available to the parent from its subsidiary bank is limited by restrictions imposed on all financial institutions by banking regulators. The dividend restrictions have not had, and are not expected to have, a significant impact on First Commonwealth’s ability to meet its cash obligations. Cash dividends declared per common share were $0.23 for 2013 and $0.18 for 2012.
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

First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure we test our capital position under several stress scenarios on a bi-annual basis. This analysis is subject to Board of Directors review and approval. Our most recent capital stress test was completed in December 2013.
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
Under current regulations, quantitative measures established by regulation to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of December 31, 2013, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2013, First Commonwealth Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the bank must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minimum		Well Capitalized Regulatory Guidelines
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
As of December 31, 2013
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$656,235	13.26%	$396,009	8.00%	N/A	N/A
First Commonwealth Bank	637,415	12.87	396,275	8.00	$495,344	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$598,851	12.10%	$198,004	4.00%	N/A	N/A
First Commonwealth Bank	580,031	11.71	198,138	4.00	$297,206	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$598,851	10.00%	$239,430	4.00%	N/A	N/A
First Commonwealth Bank	580,031	9.75	237,993	4.00	$297,491	5.00%
As of December 31, 2012
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$708,583	14.53%	$390,173	8.00%	N/A	N/A
First Commonwealth Bank	669,131	13.75	389,421	8.00	$486,776	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$647,460	13.28%	$195,087	4.00%	N/A	N/A
First Commonwealth Bank	608,176	12.49	194,710	4.00	$292,066	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$647,460	11.24%	$230,322	4.00%	N/A	N/A
First Commonwealth Bank	608,176	10.64	228,544	4.00	$285,680	5.00%

Note 27—Capital
On June 19, 2012 First Commonwealth announced a $50.0 million common stock repurchase program. On January 29, 2013, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. As of December 31, 2013, First Commonwealth has purchased 10,116,039 shares at an average price of $6.88 per share.
The Company amended its Dividend Reinvestment Plan (“DRIP”) during the second quarter of 2009 to provide the flexibility to raise capital by selling up to 5,000,000 shares of common stock through the DRIP. These shares may be sold pursuant to routine reinvested dividends, as well as optional cash purchases. During 2013, 2012 and 2011, there were no shares issued under this program.

Note 28—Condensed Financial Information of First Commonwealth Financial Corporation (parent company only)

Statements of Financial Condition	December 31,
	2013	2012
	(dollars in thousands)
Assets
Cash	$8,370	$19,493
Loans	27	30
Investment in subsidiaries	696,438	736,165
Investment in unconsolidated subsidiary trusts	2,182	3,291
Investment in jointly-owned company	8,559	8,347
Premises and equipment, net	6,376	9,347
Receivable from subsidiaries	267	1,583
Dividends receivable from subsidiaries	1,319	1,205
Other assets	62,633	76,715
Total assets	$786,171	$856,176
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$2,307	$4,419
Subordinated debentures payable	72,167	105,750
Shareholders’ equity	711,697	746,007
Total liabilities and shareholders’ equity	$786,171	$856,176

Statements of Income	For the years ended December 31,
	2013	2012	2011
	(dollars in thousands)
Interest and dividends	$1	$1	$1
Dividends from subsidiaries	65,140	64,342	10,321
Interest expense	(3,128)	(5,711)	(5,605)
Other income	2,653	12,581	30,595
Operating expense	(8,820)	(19,061)	(44,057)
Income (loss) before taxes and equity in undistributed (loss) earnings of subsidiaries	55,846	52,152	(8,745)
Applicable income tax benefits	3,384	4,364	6,618
Income (loss) before equity in undistributed (loss) earnings of subsidiaries	59,230	56,516	(2,127)
Equity in undistributed (loss) earnings of subsidiaries	(17,748)	(14,562)	17,401
Net income	$41,482	$41,954	$15,274

	For the years ended December 31,
Statements of Cash Flow	2013	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$41,482	$41,954	$15,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,030	3,719	3,730
Net gain (loss) on sales of assets	17	(107)	(1,069)
Decrease (increase) in prepaid income taxes	3,044	(3,044)	—
Undistributed equity in subsidiaries	17,748	14,562	(17,401)
Other net	12,964	8,789	1,649
Net cash provided by operating activities	78,285	65,873	2,183
Investing Activities
Net change in loans	4	4	5
Purchases of premises and equipment	(123)	(3,005)	(5,736)
Proceeds from sale of other assets	1,132	4,309	1,461
Net cash provided by (used in) investing activities	1,013	1,308	(4,270)
Financing Activities
Repayments of subordinated debenture	(34,702)	—	—
Proceeds from issuance of common stock	—	—	144
Discount on dividend reinvestment plan purchases	(112)	(92)	(63)
Dividends paid	(22,344)	(18,759)	(12,558)
Proceeds from reissuance of treasury stock	176	1,028	72
Purchase of treasury stock	(33,439)	(36,242)	(9)
Stock option tax benefit	—	1	6
Net cash used in financing activities	(90,421)	(54,064)	(12,408)
Net (decrease) increase in cash	(11,123)	13,117	(14,495)
Cash at beginning of year	19,493	6,376	20,871
Cash at end of year	$8,370	$19,493	$6,376
Cash dividends declared per common share were $0.23 for 2013, $0.18 for 2012 and $0.12 for 2011.
During 2004, the ESOP obtained a $14.0 million line of credit from an unrelated financial institution. The line of credit was used to purchase stock in 2005 for the ESOP and was guaranteed by First Commonwealth. During 2005, $8.5 million was borrowed on the line. There were no additional borrowings on the line during 2013, 2012 and 2011. The loan was recorded as long-term debt and the offset was recorded as a reduction of common shareholders’ equity. The final payment on the ESOP was made in November 2012 eliminating the outstanding debt. See Note 22 “Unearned ESOP Shares.”
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of December 31, 2013, there are no amounts outstanding on this line and we are in compliance with all debt covenants related to the line of credit.

Note 29—Subsequent Event

On January 28, 2014, an additional share repurchase program was authorized for up to $25.0 million in shares of the Company’s common stock. Under this program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. First Commonwealth may suspend or discontinue the program at any time.

Quarterly Summary of Financial Data—Unaudited
The unaudited quarterly results of operations for the years ended December 31 are as follows:

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$51,308	$52,308	$50,981	$51,761
Interest expense	5,002	5,079	5,283	6,343
Net interest income	46,306	47,229	45,698	45,418
Provision for credit losses	1,216	2,714	10,800	4,497
Net interest income after provision for credit losses	45,090	44,515	34,898	40,921
Net impairment losses	—	—	—	—
Net securities gains	(1,395)	229	4	4
Other noninterest income	14,659	16,854	14,927	14,881
Other expenses	45,327	40,045	41,998	41,454
Income before income taxes	13,027	21,553	7,831	14,352
Income tax provision	3,768	5,699	2,015	3,799
Net Income	$9,259	$15,854	$5,816	$10,553
Basic Earnings Per Share	$0.10	$0.16	$0.06	$0.11
Diluted Earnings Per Share	0.10	0.16	0.06	0.11
Average shares outstanding	95,119,572	96,194,594	97,564,699	99,288,738
Average shares outstanding assuming dilution	95,138,836	96,208,545	97,577,010	99,305,414

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except per share data)
Interest income	$53,867	$53,880	$54,712	$56,616
Interest expense	6,676	7,230	7,794	8,446
Net interest income	47,191	46,650	46,918	48,170
Provision for credit losses	5,706	6,754	4,297	3,787
Net interest income after provision for credit losses	41,485	39,896	42,621	44,383
Net impairment losses	—	—	—	—
Net securities gains	29	163	—	—
Other noninterest income	14,074	17,692	16,096	17,380
Other expenses	43,842	44,765	41,848	46,752
Income before income taxes	11,746	12,986	16,869	15,011
Income tax provision	3,011	3,139	4,548	3,960
Net Income	$8,735	$9,847	$12,321	$11,051
Basic Earnings Per Share	$0.09	$0.09	$0.12	$0.11
Diluted Earnings Per Share	0.09	0.09	0.12	0.11
Average shares outstanding	101,777,594	104,080,025	104,894,261	104,810,727
Average shares outstanding assuming dilution	101,787,103	104,098,383	104,901,239	104,816,442

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

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
Information called for by this item concerning the identification, business experience and qualifications of First Commonwealth’s directors will be included in First Commonwealth’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the annual meeting of shareholders to be held April 22, 2014 (the “Proxy Statement”), under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.
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
The following table provides information related to our existing equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	27,000	$14.49	4,330,038
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	27,000	$14.49	4,330,038

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

PART IV
ITEM 15.    Exhibits, Financial Statements and Schedules

(A)Documents Filed as Part of this Report
(1)Financial Statements
All financial statements of the registrant as set forth under Item 8 of the Report on Form 10-K.
(2)    Financial Statement Schedules

Schedule Number	Description	Page
I	Indebtedness to Related Parties	N/A
II	Guarantees of Securities of Other Issuers	N/A
(3)Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of First Commonwealth Financial Corporation	Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010

3.2	Amended and Restated By-Laws of First Commonwealth Financial Corporation	Exhibit 3.1 to the current report as Form 8-K filed January 20, 2011

10.1	Amended and Restated Non-Qualified Deferred Compensation Plan (formerly known as the Supplemental Executive Retirement Plan)	Exhibit 10.2 to the annual report on Form 10-K filed March 5, 2012

10.2	Amended and Restated Employment Agreement dated January 1, 2012 entered into among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.3	Change of Control Agreement dated December 30, 2011 entered into between FCFC and T. Michael Price	Exhibit 10.3 to the current report on Form 8-K filed January 5, 2012

10.4	First Commonwealth Financial Corporation Incentive Compensation Plan	Annex I to Proxy Statement filed March 16, 2009 relating to the 2009 Annual Meeting of Shareholders

10.5	2013 Annual Incentive Plan	Exhibit 10.1 to the quarterly report on Form 10-Q filed May 8, 2013

10.6	2011-2013 Long Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 10, 2011

10.7	2012-2014 Long-Term Incentive Plan	Exhibit 10.5 to the quarterly report on Form 10-Q filed May 8, 2012

10.8	2013-2015 Long-Term Incentive Plan	Exhibit 10.2 to the quarterly report on Form 10-Q filed May 8, 2013

10.9	Form of Restricted Stock Agreement for service-based restricted stock	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2012

10.10	Employment Agreement dated January 22, 2010 entered into between FCFC and Robert E. Rout	Exhibit 10.1 to the current report on Form 8-K filed January 28, 2010

10.11	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Robert E. Rout	Exhibit 10.4 to the current report on Form 8-K filed January 5, 2012

10.12	Change of Control Agreement dated December 30, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.12 to the annual report on Form 10-K filed March 5, 2012

10.13	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Leonard V. Lombardi	Exhibit 10.13 to the annual report on Form 10-K filed March 5, 2012

Exhibit Number	Description	Incorporated by Reference to
10.14	Change of Control Agreement dated December 30, 2011 entered into between FCFC and Matthew C. Tomb	Exhibit 10.14 to the annual report on Form 10-K filed March 5, 2012

10.15	Amended and Restated Employment Agreement dated January 1, 2012 among First Commonwealth Financial Corporation, First Commonwealth Bank and T. Michael Price	Exhibit 10.1 to the current report on Form 8-K filed January 5, 2012

10.16	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Norman J. Montgomery	Exhibit 10.3 to the quarterly report on Form 10-Q filed May 8, 2013

10.17	Change of Control Agreement dated March 1, 2013 entered into between FCFC and Carrie L. Riggle	Exhibit 10.4 to the quarterly report on Form 10-Q filed May 8, 2013

10.18	Change of Control Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.2 to the quarterly report on Form 10-Q filed August 7, 2013

10.19	Restricted Stock Agreement dated April 1, 2011 entered into between FCFC and I. Robert Emmerich	Exhibit 10.15 to the annual report on Form 10-K filed March 5, 2012

10.20	Restricted Stock Agreement dated January 1, 2012 entered into between FCFC and T. Michael Price	Exhibit 10.2 to the current report on Form 8-K filed January 5, 2012

10.21	Employment Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.1 to the quarterly report on Form 10-Q filed August 7, 2013

10.22	Restricted Stock Agreement dated May 31, 2013 entered into between FCFC and Jane Grebenc	Exhibit 10.3 to the quarterly report on Form 10-Q filed August 7, 2013

10.23	Retirement and Transition Services Agreement dated November 29, 2013 entered into between FCFC and Robert E. Rout	Exhibit 10.1 to the current report on Form 8-K filed December 2, 2013

10.24	Amended and Restated Director Retainer Plan	Filed herewith

21.10	Subsidiaries of the Registrant	Filed herewith

23.10	Consent of KPMG LLP Independent Registered Public Accounting Firm	Filed herewith

31.10	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.20	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.10	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.20	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.00	Interactive Data File (XBRL)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indiana, Pennsylvania.

FIRST COMMONWEALTH FINANCIAL CORPORATION (Registrant)

By:	/S/ T. Michael Price
T. Michael Price President and Chief Executive Officer

Dated: March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ James G. Barone	Director	March 3, 2014
James G. Barone
/S/ Julie A. Caponi	Director	March 3, 2014
Julie A. Caponi
/S/ Ray T. Charley	Director	March 3, 2014
Ray T. Charley
/S/ Gary R. Claus	Director	March 3, 2014
Gary R. Claus
/S/ David S. Dahlmann	Director, Chairman	March 3, 2014
David S. Dahlmann
/S/ Johnston A. Glass	Director	March 3, 2014
Johnston A. Glass
/S/ Jon L. Gorney	Director	March 3, 2014
Jon L. Gorney
/S/ David W. Greenfield	Director	March 3, 2014
David W. Greenfield
/S/ Luke A. Latimer	Director	March 3, 2014
Luke A. Latimer
/S/ James W. Newill	Director	March 3, 2014
James W. Newill
/S/ T. Michael Price	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
T. Michael Price
/S/ Robert E. Rout	Executive Vice President, Chief Financial Officer, and Treasurer	March 3, 2014
Robert E. Rout
/S/ Laurie S. Singer	Director	March 3, 2014
Laurie S. Singer
/S/ Robert J. Ventura	Director	March 3, 2014
Robert J. Ventura