Form 10-Q
period 2014-03-31
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2014-05-09
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of May 9, 2014, was 94,033,825.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2014	December 31, 2013
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$82,327	$74,427
Interest-bearing bank deposits	9,087	3,012
Securities available for sale, at fair value	1,351,039	1,318,365
Other investments	34,047	35,444
Loans:
Portfolio loans	4,252,213	4,283,833
Allowance for credit losses	(54,506)	(54,225)
Net loans	4,197,707	4,229,608
Premises and equipment, net	66,112	67,940
Other real estate owned	10,080	11,728
Goodwill	159,371	159,956
Amortizing intangibles, net	1,133	1,311
Bank owned life insurance	174,801	174,372
Other assets	123,693	138,698
Total assets	$6,209,397	$6,214,861
Liabilities
Deposits (all domestic):
Noninterest-bearing	$966,956	$912,361
Interest-bearing	3,680,861	3,691,502
Total deposits	4,647,817	4,603,863
Short-term borrowings	572,965	626,615
Subordinated debentures	72,167	72,167
Other long-term debt	144,268	144,385
Total long-term debt	216,435	216,552
Other liabilities	55,397	56,134
Total liabilities	5,492,614	5,503,164
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at March 31, 2014 and December 31, 2013, and 94,223,883 and 95,245,215 shares outstanding at March 31, 2014 and December 31, 2013, respectively	105,563	105,563
Additional paid-in capital	365,469	365,333
Retained earnings	340,430	334,748
Accumulated other comprehensive loss, net	(12,492)	(20,588)
Treasury stock (11,339,572 and 10,318,240 shares at March 31, 2014 and December 31, 2013, respectively)	(82,187)	(73,359)
Total shareholders’ equity	716,783	711,697
Total liabilities and shareholders’ equity	$6,209,397	$6,214,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three-Months Ended
	March 31,
	2014	2013
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$43,098	$44,614
Interest and dividends on investments:
Taxable interest	7,180	7,109
Interest exempt from federal income taxes	4	1
Dividends	222	36
Interest on bank deposits	2	1
Total interest income	50,506	51,761
Interest Expense
Interest on deposits	3,507	4,191
Interest on short-term borrowings	469	220
Interest on subordinated debentures	566	1,384
Interest on other long-term debt	373	548
Total interest expense	4,915	6,343
Net Interest Income	45,591	45,418
Provision for credit losses	3,231	4,497
Net Interest Income after Provision for Credit Losses	42,360	40,921
Noninterest Income
Net securities gains	—	4
Trust income	1,435	1,663
Service charges on deposit accounts	3,792	3,401
Insurance and retail brokerage commissions	1,395	1,417
Income from bank owned life insurance	1,369	1,428
Gain on sale of assets	1,581	275
Card related interchange income	3,366	3,188
Derivatives mark to market	(58)	989
Other income	2,040	2,520
Total noninterest income	14,920	14,885
Noninterest Expense
Salaries and employee benefits	21,044	21,793
Net occupancy expense	3,506	3,635
Furniture and equipment expense	5,330	3,272
Data processing expense	1,468	1,516
Advertising and promotion expense	700	779
Pennsylvania shares tax expense	711	1,190
Intangible amortization	178	358
Collection and repossession expense	709	1,151
Other professional fees and services	1,024	969
FDIC insurance	1,049	1,050
Operational (recoveries) losses	(689)	338
Conversion related expenses	354	—
Other operating expenses	4,503	5,403
Total noninterest expense	39,887	41,454
Income Before Income Taxes	17,393	14,352
Income tax provision	5,093	3,799
Net Income	$12,300	$10,553
Average Shares Outstanding	94,543,420	99,288,738
Average Shares Outstanding Assuming Dilution	94,568,059	99,305,414
Per Share Data:
Basic Earnings per Share	$0.13	$0.11
Diluted Earnings per Share	$0.13	$0.11
Cash Dividends Declared per Common Share	$0.07	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three-Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Net Income	$12,300	$10,553
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising during the period	12,457	(2,411)
Less: reclassification adjustment for gains on securities included in net income	—	(4)
Total other comprehensive income (loss), before tax (expense) benefit	12,457	(2,415)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(4,361)	844
Total other comprehensive income (loss)	8,096	(1,571)
Comprehensive Income	$20,396	$8,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				12,300			12,300
Other comprehensive loss					8,096		8,096
Cash dividends declared ($0.07 per share)				(6,618)			(6,618)
Discount on dividend reinvestment plan purchases			(33)				(33)
Treasury stock acquired	(1,084,958)					(8,941)	(8,941)
Restricted stock	63,626	—	169	—		113	282
Balance at March 31, 2014	94,223,883	$105,563	$365,469	$340,430	$(12,492)	$(82,187)	$716,783

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$746,007
Net income				10,553			10,553
Other comprehensive income					(1,571)		(1,571)
Cash dividends declared ($0.05 per share)				(4,976)			(4,976)
Discount on dividend reinvestment plan purchases			(25)				(25)
Treasury stock acquired	(331,374)					(2,381)	(2,381)
Restricted stock	—	—	25	—		96	121
Balance at March 31, 2013	99,298,120	$105,563	$365,354	$321,185	$(312)	$(44,062)	$747,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three-Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Operating Activities
Net income	$12,300	$10,553
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,231	4,497
Deferred tax expense	2,646	2,778
Depreciation and amortization	4,310	2,397
Net gains on securities and other assets	(1,086)	(1,081)
Net amortization of premiums and discounts on securities	538	552
Net accretion of premiums and discounts on long term debt	(30)	(29)
Income from increase in cash surrender value of bank owned life insurance	(1,369)	(1,428)
Decrease (increase) in interest receivable	689	(258)
Decrease in interest payable	(163)	(826)
Increase in income taxes payable	2,231	1,008
Other-net	(2,420)	(5,342)
Net cash provided by operating activities	20,877	12,821
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	—	42
Proceeds from maturities and redemptions	101,125	75,603
Purchases	(114,706)	(204,505)
Purchases of FHLB stock	(6,579)	(2,886)
Proceeds from the redemption of FHLB stock	7,976	2,756
Proceeds from bank owned life insurance	939	178
Proceeds from sale of loans	716	14,099
Proceeds from sale of other assets	4,443	1,334
Net decrease (increase) in loans	26,564	(41,343)
Purchases of premises and equipment	(2,240)	(2,164)
Net cash provided by (used in) investing activities	18,238	(156,886)
Financing Activities
Net decrease in federal funds purchased	(500)	(14,800)
Net decrease in other short-term borrowings	(53,149)	(33,327)
Net increase in deposits	43,955	153,709
Repayments of other long-term debt	(87)	(123)
Discount on dividend reinvestment plan purchases	(33)	(25)
Dividends paid	(6,618)	(4,976)
Purchase of treasury stock	(8,708)	(3,604)
Net cash (used in) provided by financing activities	(25,140)	96,854
Net increase (decrease) in cash and cash equivalents	13,975	(47,211)
Cash and cash equivalents at January 1	77,439	102,982
Cash and cash equivalents at March 31	$91,414	$55,771

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
The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year of 2014. These interim financial statements should be read in conjunction with First Commonwealth’s 2013 Annual Report on Form 10-K which is available on First Commonwealth’s website at http://www.fcbanking.com.
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

	For the Three-Months Ended March 31
	2014			2013
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$12,457	$(4,361)	$8,096	$(2,411)	$843	$(1,568)
Reclassification adjustment for gains on securities included in net income	—	—	—	(4)	1	(3)
Total unrealized gains (losses) on securities	12,457	(4,361)	8,096	(2,415)	844	(1,571)
Total other comprehensive income (loss)	$12,457	$(4,361)	$8,096	$(2,415)	$844	$(1,571)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the three months ended March 31:

	2014			2013
	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(20,868)	$280	$(20,588)	$1,121	$138	$1,259
Other comprehensive income (loss) before reclassification adjustment	8,096	—	8,096	(1,568)	—	(1,568)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(3)	—	(3)
Net other comprehensive income (loss) during the period	8,096	—	8,096	(1,571)	—	(1,571)
Balance at March 31	$(12,772)	$280	$(12,492)	$(450)	$138	$(312)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest as well as detail on non-cash investing and financing activities for the three months ended March 31:

	2014	2013
	(dollars in thousands)
Cash paid during the period for:
Interest	$5,108	$7,211
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	1,292	1,207
Loans transferred from held to maturity to held for sale	716	16,613
Loans sold, not settled	—	2,640
Gross increase (decrease) in market value adjustment to securities available for sale	12,459	(2,411)
Investments committed to purchase, not settled	2,522	—
Unsettled treasury stock repurchases	233	—
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three-Months Ended March 31
	2014	2013
Weighted average common shares issued	105,563,455	105,563,455
Average treasury stock shares	(10,876,695)	(6,104,526)
Average unearned nonvested shares	(143,340)	(170,191)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	94,543,420	99,288,738
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	24,639	16,676
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	94,568,059	99,305,414

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the three months ended March 31 because to do so would have been antidilutive.

	2014			2013
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	15,000	$14.55	$14.55	82,041	$9.19	$14.55
Restricted Stock	5,601	8.75	9.18	—	—	—
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
First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$174	$207
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
The following table identifies the notional amount of those instruments at:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,519,436	$1,571,987
Financial standby letters of credit	37,119	38,121
Performance standby letters of credit	27,458	32,441
Commercial letters of credit	—	—

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The notional amounts outstanding as of March 31, 2014 include amounts issued in 2014 of $0.1 million in financial standby letters of credit and $0.4 million in performance standby letters of credit. There were no commercial letters of credit issued during 2014. A liability of $0.1 million has been recorded as of March 31, 2014 and December 31, 2013, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $2.8 million as of March 31, 2014 and $3.2 million as of December 31, 2013. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
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

In December 2013, three new complaints were filed by 34 former members of the McGrogan class:

(1)
Jarrett et al. v. First Commonwealth Bank - An action filed by eight plaintiffs on December 2, 2013 in the Westmoreland County Court of Common Pleas asserting claims for fraud in the inducement, fraud in the execution, violation of the UTPCPL, breach of fiduciary duty and promissory estoppel.

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
Other matters
First Commonwealth identified an error related to historical tax reporting for approximately 700-900 customers. A liability related to this error is considered probable, resulting in the establishment of an $0.8 million contingency reserve during 2013. As resolution of this issue continues, the $0.8 million reserve represents management's best estimate of liability. The contingent reserve is included in “Other liabilities” in the Condensed Consolidated Statements of Financial Condition.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There are no other material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations, financial position or cash flow of First Commonwealth or its subsidiaries.
Note 7 Investment Securities
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$21,648	$2,627	$(34)	$24,241	$22,639	$2,624	$(59)	$25,204
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	1,020,102	12,977	(19,472)	1,013,607	1,009,519	12,531	(27,163)	994,887
Mortgage-Backed Securities – Commercial	96	2	—	98	104	1	—	105
Other Government-Sponsored Enterprises	269,170	3	(1,863)	267,310	267,971	81	(1,927)	266,125
Obligations of States and Political Subdivisions	9,340	22	(3)	9,359	80	—	—	80
Corporate Securities	6,691	437	—	7,128	6,693	328	—	7,021
Pooled Trust Preferred Collateralized Debt Obligations	42,214	—	(14,338)	27,876	42,040	—	(18,517)	23,523
Total Debt Securities	1,369,261	16,068	(35,710)	1,349,619	1,349,046	15,565	(47,666)	1,316,945
Equities	1,420	—	—	1,420	1,420	—	—	1,420
Total Securities Available for Sale	$1,370,681	$16,068	$(35,710)	$1,351,039	$1,350,466	$15,565	$(47,666)	$1,318,365

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
The amortized cost and estimated fair value of debt securities available for sale at March 31, 2014, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$5,601	$5,604
Due after 1 but within 5 years	263,570	261,706
Due after 5 but within 10 years	3,371	3,381
Due after 10 years	54,873	40,982
	327,415	311,673
Mortgage-Backed Securities (a)	1,041,846	1,037,946
Total Debt Securities	$1,369,261	$1,349,619

(a)
Mortgage Backed Securities include an amortized cost of $21.6 million and a fair value of $24.2 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $1,020.2 million and a fair value of $1,013.7 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the three months ended March 31:

	2014	2013
	(dollars in thousands)
Proceeds from sales	$—	$42
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$4
Gross losses	—	—
Net gains and impairment	$—	$4
Securities available for sale with an estimated fair value of $548.4 million and $594.9 million were pledged as of March 31, 2014 and December 31, 2013, respectively, to secure public deposits and for other purposes required or permitted by law.
Note 8 Impairment of Investment Securities
Securities Available for Sale
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the three months ended March 31, 2014 and 2013, no other-than-temporary impairment charges were recognized.
First Commonwealth utilizes the specific identification method to determine the net gain or loss on debt securities and the average cost method to determine the net gain or loss on equity securities.
We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether we are more likely than not to sell the security. We evaluate whether we are more likely than not to sell debt securities based upon our investment strategy for the particular type of security and our cash flow needs, liquidity position, capital adequacy, tax position

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and interest rate risk position. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, weakness in the U.S. economy, changes in real estate values and additional interest deferrals in our pooled trust preferred collateralized debt obligations. Our pooled trust preferred collateralized debt obligations are beneficial interests in securitized financial assets within the scope of FASB ASC Topic 325, “Investments – Other,” and are therefore evaluated for other-than-temporary impairment using management’s best estimate of future cash flows. If these estimated cash flows indicate that it is probable that an adverse change in cash flows has occurred, then other-than-temporary impairment would be recognized in accordance with FASB ASC Topic 320. There is a risk that First Commonwealth will record other-than-temporary impairment charges in the future. See Note 11, “Fair Values of Assets and Liabilities,” for additional information.
The following table presents the gross unrealized losses and estimated fair values at March 31, 2014 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,044	$(34)	$—	$—	$2,044	$(34)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	459,224	(11,805)	149,391	(7,667)	608,615	(19,472)
Other Government-Sponsored Enterprises	237,136	(1,452)	24,570	(411)	261,706	(1,863)
Obligations of States and Political Subdivisions	2,825	(3)	—	—	2,825	(3)
Pooled Trust Preferred Collateralized Debt Obligations	2,637	(57)	25,240	(14,281)	27,877	(14,338)
Total Securities Available for Sale	$703,866	$(13,351)	$199,201	$(22,359)	$903,067	$(35,710)
At March 31, 2014, pooled trust preferred collateralized debt obligations accounted for 40% of the unrealized losses, while fixed income securities issued by U.S. Government-sponsored enterprises comprised 60% of total unrealized losses. The unrealized losses related to U.S. Government-sponsored enterprises are the result of interest rate movements. There were no equity securities in an unrealized loss position at March 31, 2014.
The following table presents the gross unrealized losses and estimated fair values at December 31, 2013 by investment category and time frame for which securities have been in a continuous unrealized loss position:

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
As of March 31, 2014, our corporate securities had an amortized cost and an estimated fair value of $6.7 million and $7.1 million, respectively, and were comprised of single issue trust preferred securities issued primarily by large regional banks. As of December 31, 2013, the same portion of the portfolio had an amortized cost of $6.7 million and an estimated fair value of $7.0 million. There were no corporate securities in an unrealized loss position as of March 31, 2014 and December 31, 2013. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014, the book value of our pooled trust preferred collateralized debt obligations totaled $42.2 million with an estimated fair value of $27.9 million, which includes securities comprised of 288 banks and other financial institutions. All of our pooled securities are mezzanine tranches, four of which now have no senior class remaining in the issue. The credit rating on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of March 31, 2014, after taking into account management’s best estimates of future interest deferrals and defaults, five of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 8% to 56% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of March 31, 2014:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,297	$(533)	B1/B	6	18.05%	55.72%
Pre TSL V	Mezzanine	58	28	(30)	C/-	3	100.00	—
Pre TSL VII	Mezzanine	2,636	2,609	(27)	Ca/C	14	54.14	—
Pre TSL VIII	Mezzanine	1,985	1,400	(585)	C/C	30	54.77	—
Pre TSL IX	Mezzanine	2,313	1,390	(923)	Caa1/C	42	28.05	7.86
Pre TSL X	Mezzanine	1,409	1,391	(18)	Caa3/C	46	35.07	—
Pre TSL XII	Mezzanine	5,410	3,311	(2,099)	Caa3/C	68	30.28	—
Pre TSL XIII	Mezzanine	12,408	7,941	(4,467)	Caa3/C	61	27.78	19.84
Pre TSL XIV	Mezzanine	13,720	8,146	(5,574)	Ca/C	58	31.90	50.44
MMCap I	Mezzanine	445	363	(82)	Ca/C	11	58.76	14.63
Total		$42,214	$27,876	$(14,338)
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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three-months ended March 31, 2014 and 2013, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at March 31, 2014. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 288 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of March 31, 2014, default probabilities for performing collateral ranged from 0.33% to 75%.

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
In addition to the above factors, our evaluation of impairment also includes a stress test analysis which provides an estimate of excess subordination for each tranche. We stress the cash flows of each pool by increasing current default assumptions to the level of defaults which results in an adverse change in estimated cash flows. This stressed breakpoint is then used to calculate excess subordination levels for each pooled trust preferred security. The results of the stress test allow management to identify those pools that are at a greater risk for a future break in cash flows so that we can monitor banks in those pools more closely for potential deterioration of credit quality.
Our cash flow analysis as of March 31, 2014, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the three months ended March 31, 2014. Based upon the analysis performed by management, it is probable that five of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 15 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of March 31, 2014 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods, however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of March 31, 2014, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 18% to 155% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield are reflected in the following table as increases in cash flows expected to be collected.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three-Months Ended March 31
	2014	2013
	(dollars in thousands)
Balance, beginning (a)	$27,543	$43,274
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(289)	(283)
Balance, ending	$27,254	$42,991

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first quarter of 2014 and 2013, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of March 31, 2014 and 2013, there are no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of March 31, 2014 and December 31, 2013, our FHLB stock totaled $34.0 million and $35.4 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
Beginning in July 2013, the FHLB began repurchasing 100% of a member's excess stock on a monthly basis. In the months prior to that in 2013, the FHLB repurchased the lessor of 5% of the members' total capital stock outstanding or its total excess capital stock on a quarterly basis. As a result, during the three months ended March 31, 2014 and 2013, $8.0 million and $2.8 million, respectively, of the stock owned by First Commonwealth was repurchased. The FHLB repurchased stock and paid dividends in 2014 and 2013, however, decisions regarding any future repurchase of excess capital stock and dividend payments will be made by the FHLB on an ongoing basis. Management reviewed the FHLB’s Form 10-K for the period ended December 31, 2013 filed with the SEC on March 13, 2014.
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
After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the three months ended March 31, 2014. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,017,412	$1,021,056
Real estate construction	95,110	93,289
Residential real estate	1,240,169	1,262,718
Commercial real estate	1,290,852	1,296,472
Loans to individuals	608,670	610,298
Total loans and leases net of unearned income	$4,252,213	$4,283,833
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
The use of creditworthiness categories to grade loans permits management’s use of migration analysis to estimate a portion of credit risk. The Company’s internal creditworthiness grading system provides a measurement of credit risk based primarily on an evaluation of the borrower’s cash flow and collateral. Movements between these rating categories provides a predictive measure of credit losses and therefore assists in determining the appropriate level for the loan loss reserves. Category ratings are reviewed each quarter, at which time management analyzes the results, as well as other external statistics and factors related to loan performance. Loans that migrate towards higher risk rating levels generally have an increased risk of default, whereas loans that migrate toward lower risk ratings generally will result in a lower risk factor being applied to those related loan balances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	March 31, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$945,063	$83,456	$1,225,083	$1,242,664	$608,491	$4,104,757
Non-Pass
OAEM	23,958	8,686	3,375	30,207	1	66,227
Substandard	48,391	2,968	11,711	17,981	178	81,229
Doubtful	—	—	—	—	—	—
Total Non-Pass	72,349	11,654	15,086	48,188	179	147,456
Total	$1,017,412	$95,110	$1,240,169	$1,290,852	$608,670	$4,252,213

	December 31, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$943,107	$79,679	$1,245,422	$1,243,170	$610,094	$4,121,472
Non-Pass
OAEM	35,429	9,710	5,161	28,823	1	79,124
Substandard	42,520	3,900	12,135	24,479	203	83,237
Doubtful	—	—	—	—	—	—
Total Non-Pass	77,949	13,610	17,296	53,302	204	162,361
Total	$1,021,056	$93,289	$1,262,718	$1,296,472	$610,298	$4,283,833
Portfolio Risks
The credit quality of our loan portfolio can potentially represent significant risk to our earnings, capital, regulatory agency relationships, investment community reputation and shareholder returns. First Commonwealth devotes a substantial amount of resources managing this risk primarily through our credit administration department that develops and administers policies and procedures for underwriting, maintaining, monitoring and collecting activities. Credit administration is independent of lending departments and oversight is provided by the credit committee of the First Commonwealth Board of Directors.
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of March 31, 2014. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of March 31, 2014 and December 31, 2013. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	March 31, 2014
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$971	$490	$300	$28,268	$30,029	$987,383	$1,017,412
Real estate construction	40	—	—	1,698	1,738	93,372	95,110
Residential real estate	4,265	1,004	746	10,011	16,026	1,224,143	1,240,169
Commercial real estate	2,020	665	21	5,526	8,232	1,282,620	1,290,852
Loans to individuals	2,094	682	1,383	177	4,336	604,334	608,670
Total	$9,390	$2,841	$2,450	$45,680	$60,361	$4,191,852	$4,252,213

	December 31, 2013
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$594	$319	$185	$23,631	$24,729	$996,327	$1,021,056
Real estate construction	—	—	—	2,567	2,567	90,722	93,289
Residential real estate	4,002	524	1,041	10,520	16,087	1,246,631	1,262,718
Commercial real estate	1,199	23	13	8,966	10,201	1,286,271	1,296,472
Loans to individuals	2,895	990	1,266	204	5,355	604,943	610,298
Total	$8,690	$1,856	$2,505	$45,888	$58,939	$4,224,894	$4,283,833
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

Nonperforming loans decreased $3.2 million during the three months ended March 31, 2014. Contributing to this decrease was the sale of three real estate construction loans totaling $0.7 million and the payoff of four loans totaling $6.9 million. The payoffs included a $3.1 million commercial real estate loan with a non-profit organization in western Pennsylvania, a $2.9 million commercial real estate loan to a real estate investor in western Pennsylvania, a $0.6 million commercial relationship with a western Pennsylvania glass manufacturer and a $0.3 million commercial real estate loan with a western Pennsylvania real estate investor. Additionally, charge-offs recognized during the first three months of 2014 include $0.5 million for a commercial industrial loan to a local energy company, $0.4 million for a consumer home equity loan in western Pennsylvania and $0.6 million for a commercial loan in western Pennsylvania.

Offsetting the previously noted decreases in nonperforming loans is a total of $9.6 million in loans which were moved into nonaccrual status during the three months ended March 31, 2014, the majority of which relates to an $8.0 million commercial industrial loan relationship. In addition to this, $1.1 million in consumer loans which were 150 days or more past due were moved to nonaccrual status.
The specific allowance for nonperforming loans increased by $1.7 million at March 31, 2014 compared to December 31, 2013, primarily due to the specific reserve on the previously mentioned loan which was transferred to nonaccrual status, offset by charge-offs of amounts reserved for in prior periods as well as the payoff of certain nonaccrual loans previously discussed. Unfunded commitments related to nonperforming loans were $3.4 million at March 31, 2014 and after consideration of available collateral related to these commitments, a reserve of $0.1 million was established was established for these off balance sheet exposures.
There were no loans held for sale at March 31, 2014 and December 31, 2013; however, sales of loans during the three months ended March 31, 2013 resulted in gains of $0.1 million. During the three months ended March 31, 2014 no gains were recognized on the sale of loans.
Significant nonaccrual loans as of March 31, 2014, include the following:

•
$10.9 million of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. One of these loans, totaling $2.7 million, was modified, resulting in TDR classification in the second quarter of 2012. A second of these loans, totaling $0.3 million was modified, resulting in TDR classification in the first quarter of 2013. During the three months ended March 31, 2014, chargeoffs of $0.5 million related to this relationship were recorded. A valuation of the collateral was completed during the third quarter of 2013.

•	$8.0 million commercial industrial loans to a gas drilling related business in Louisiana. These loans were originated in 2012 and placed on nonaccrual status in the first quarter of 2014.

•
$2.4 million, the remaining portion net of reserves, of a $44.1 million unsecured loan to a western Pennsylvania real estate developer. This loan was originated in 2004 and was placed on nonaccrual status in the fourth quarter of 2009. Charge-offs of $28.5 million have been recorded on this loan. In April 2014, the remaining balance of this loan was paid off.

•
$3.2 million in commercial real estate and industrial loans to a specialty metal processor in western Pennsylvania. This loan were originated in 2003 and were placed on nonaccrual status in the second quarter of 2013. The assets collateralizing this relationship as well as the appraisal for the real estate collateral were valued in the second quarter of 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of March 31, 2014 and December 31, 2013. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on its period-end allowance position.

	March 31, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$9,788	$10,960		$6,752	$7,649
Real estate construction	2,213	2,782		3,486	6,664
Residential real estate	9,864	10,741		9,333	9,952
Commercial real estate	7,348	8,423		13,606	14,719
Loans to individuals	270	297		289	307
Subtotal	29,483	33,203		33,466	39,291
With an allowance recorded:
Commercial, financial, agricultural and other	22,940	23,559	9,886	21,482	22,082	7,364
Real estate construction	638	1,780	74	414	737	94
Residential real estate	2,841	3,435	496	3,533	3,585	1,282
Commercial real estate	301	315	47	488	612	84
Loans to individuals	—	—	—	—	—	—
Subtotal	26,720	29,089	10,503	25,917	27,016	8,824
Total	$56,203	$62,292	$10,503	$59,383	$66,307	$8,824

	For the Three-Months Ended March 31
	2014		2013
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$10,953	$17	$8,592	$51
Real estate construction	2,438	12	7,877	—
Residential real estate	9,825	49	8,516	37
Commercial real estate	9,498	33	33,978	11
Loans to individuals	271	1	247	1
Subtotal	32,985	112	59,210	100
With an allowance recorded:
Commercial, financial, agricultural and other	17,649	45	25,803	19
Real estate construction	638	—	2,685	13
Residential real estate	3,161	8	2,457	4
Commercial real estate	307	1	6,704	25
Loans to individuals	—	—	—	—
Subtotal	21,755	54	37,649	61
Total	$54,740	$166	$96,859	$161

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$10,523	$13,495
Nonaccrual status	12,327	16,980
Total	$22,850	$30,475
Commitments
Letters of credit	$—	$—
Unused lines of credit	709	452
Total	$709	$452
At March 31, 2014, troubled debt restructured loans decreased $7.6 million compared to December 31, 2013, and commitments related to troubled debt restructured loans increased $0.3 million for the same period. This decrease in loans is primarily a result of the payoff of three commercial loans totaling $6.6 million, including a $3.1 million commercial real estate loan with a non-profit organization and a $2.9 million commercial real estate loan in western Pennsylvania. The increase in unused line of credit commitments is related to two commercial borrowers.
The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Three-Months Ended March 31, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$60	$—	$—	$60	$60	$29
Residential real estate	13	—	172	517	689	676	5
Commercial real estate	1	—	—	12	12	8	—
Loans to individuals	6	—	31	20	51	47	—
Total	21	$60	$203	$549	$812	$791	$34

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three-Months Ended March 31, 2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$426	$—	$12	$438	$377	$—
Residential real estate	9	7	214	514	735	677	—
Commercial real estate	1	—	244	—	244	242	—
Loans to individuals	4	—	23	4	27	25	—
Total	16	$433	$481	$530	$1,444	$1,321	$—
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three months ended March 31, 2014 and 2013, $0.2 million and $0.5 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2014 and 2013 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to default during the three months ended March 31:

	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	4	$138	1	$10
Loans to individuals	—	—	1	6
Total	4	$138	2	$16

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Three-Months Ended March 31, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$—	$54,225
Charge-offs	(1,601)	—	(1,095)	(140)	(810)	—	(3,646)
Recoveries	85	169	244	20	178	—	696
Provision (credit)	4,978	(555)	(850)	(539)	197	—	3,231
Ending Balance	$26,125	$6,214	$6,026	$11,119	$5,022	$—	$54,506
Ending balance: individually evaluated for impairment	$9,886	$74	$496	$47	$—	$—	$10,503
Ending balance: collectively evaluated for impairment	16,239	6,140	5,530	11,072	5,022	—	44,003
Loans:
Ending balance	1,017,412	95,110	1,240,169	1,290,852	608,670		4,252,213
Ending balance: individually evaluated for impairment	31,730	2,797	9,103	5,773	—		49,403
Ending balance: collectively evaluated for impairment	985,682	92,313	1,231,066	1,285,079	608,670		4,202,810

	For the Three-Months Ended March 31, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(538)	(84)	(322)	(8,544)	(988)	—	(10,476)
Recoveries	128	12	723	97	94	—	1,054
Provision (credit)	833	(1,123)	(560)	4,476	901	(30)	4,497
Ending Balance	$20,275	$7,733	$5,749	$18,470	$4,139	$5,896	$62,262
Ending balance: individually evaluated for impairment	$9,846	$503	$1,091	$1,249	$—	$—	$12,689
Ending balance: collectively evaluated for impairment	10,429	7,230	4,658	17,221	4,139	5,896	49,573
Loans:
Ending balance	1,057,663	70,461	1,255,515	1,243,676	591,495		4,218,810
Ending balance: individually evaluated for impairment	33,322	8,917	7,813	21,369	—		71,421
Ending balance: collectively evaluated for impairment	1,024,341	61,544	1,247,702	1,222,307	591,495		4,147,389

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the unallocated portion of the allowance for credit losses comparing March 31, 2014 with March 31, 2013 is a result of the unallocated portion of the allowance for credit losses no longer being treated as a separate component of the allowance as of December 31, 2013. Instead it is incorporated into the reserve provided for each loan category. This portion of the allowance for credit losses reflects the qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience.
Note 10 Income Taxes
At March 31, 2014 and December 31, 2013, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2010 through 2012 were open for examination as of March 31, 2014.
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
Other Investments are comprised of FHLB stock whose estimated fair value is based on its par value. Additional information on FHLB stock is provided in Note 8, “Impairment of Investment Securities.”

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers) credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”
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
We also utilize this approach to estimate our own credit risk on derivative liability positions. In 2014, we have not realized any losses due to a counterparty's inability to pay any uncollateralized positions.
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

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$27,876	Discounted Cash Flow	Probability of default	0% - 100% (18.22%)
			Prepayment rates	0% - 100% (7.48%)
			Discount rates	5.5% - 15.5% (a)
Equities	1,420	Par Value	N/A	N/A
Interest Rate Swap	—	Option model	Counterparty credit risk	6.33% - 8.12% (b)
Impaired Loans	5,848 (c)	Reserve study	Discount rate	10.00%
			Gas per MCF	$3.84 - $6.45 (d)
			Oil per BBL/d	$78.3 - $107.00 (d)
			NGL per gallon	$0.83 (d)
	113 (c)	Discounted Cash Flow	Discount Rate	9.00%
Other Real Estate Owned	157	Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	represents the range of the credit spread curve used in valuation.

(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(d)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day; NGL - natural gas liquid.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$24,241	$—	$24,241
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	1,013,607	—	1,013,607
Mortgage-Backed Securities - Commercial	—	98	—	98
Other Government-Sponsored Enterprises	—	267,310	—	267,310
Obligations of States and Political Subdivisions	—	9,359	—	9,359
Corporate Securities	—	7,128	—	7,128
Pooled Trust Preferred Collateralized Debt Obligations	—	—	27,876	27,876
Total Debt Securities	—	1,321,743	27,876	1,349,619
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,321,743	29,296	1,351,039
Other Investments	—	34,047	—	34,047
Loans held for sale	—	—	—	—
Other Assets(a)	—	12,521	—	12,521
Total Assets	$—	$1,368,311	$29,296	$1,397,607
Other Liabilities(a)	$—	$12,497	$—	$12,497
Total Liabilities	$—	$12,497	$—	$12,497

(a)	Non-hedging interest rate derivatives

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$25,204	$—	$25,204
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	994,887	—	994,887
Mortgage-Backed Securities - Commercial	—	105	—	105
Other Government-Sponsored Enterprises	—	266,125	—	266,125
Obligations of States and Political Subdivisions	—	80	—	80
Corporate Securities	—	7,021	—	7,021
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,523	23,523
Total Debt Securities	—	1,293,422	23,523	1,316,945
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,293,422	24,943	1,318,365
Other Investments	—	35,444	—	35,444
Loans Held for Sale	—	—	—	—
Other Assets(a)	—	14,358	—	14,358
Total Assets	$—	$1,343,224	$24,943	$1,368,167
Other Liabilities(a)	$—	$14,318	$—	$14,318
Total Liabilities	$—	$14,318	$—	$14,318

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,523	$1,420	$—	$—	$24,943
Total gains or losses
Included in earnings	—	—	—	—	—
Included in other comprehensive income	4,743	—	—	—	4,743
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(716)	—	(716)
Settlements	(390)	—	—	—	(390)
Transfers into Level 3	—	—	716	—	716
Balance, end of period	$27,876	$1,420	$—	$—	$29,296

	2013
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,373	$1,420	$—	$—	$24,793
Total gains or losses
Included in earnings	—	—	126	—	126
Included in other comprehensive income	2,391	—	—	—	2,391
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(16,739)	—	(16,739)
Settlements	(1,252)	—	—	—	(1,252)
Transfers into Level 3	—	—	16,613	—	16,613
Balance, end of period	$24,512	$1,420	$—	$—	$25,932
For the three months ended March 31, 2014 and 2013, there were no transfers between fair value Levels 1 and 2. However, $0.7 million and $16.6 million of loans were transferred into Level 3 from Level 2 during the three months ended March 31, 2014 and 2013, respectively, due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three loans in a nonperforming relationship for which this was determined to be the appropriate exit strategy. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at March 31, 2014 and 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$32,940	$12,759	$45,699
Other real estate owned	—	10,601	157	10,758
Total Assets	$—	$43,541	$12,916	$56,457

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$36,903	$13,656	$50,559
Other real estate owned	—	12,752	172	12,924
Total Assets	$—	$49,655	$13,828	$63,483
The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three-Months Ended March 31
	2014	2013
	(dollars in thousands)
Impaired loans	$(3,996)	$(503)
Other real estate owned	(363)	(131)
Total losses	$(4,359)	$(634)
Impaired loans over $0.1 million are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. The fair value for impaired loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available. First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all impaired loans with balances of $250 thousand and over. For balances under $250 thousand, we rely on broker price opinions.
The fair value for other real estate owned determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a book cost of $10.1 million as of March 31, 2014 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2014.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million at March 31, 2014 and December 31, 2013, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	March 31, 2014
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$82,327	$82,327	$82,327	$—	$—
Interest-bearing deposits	9,087	9,087	9,087	—	—
Securities available for sale	1,351,039	1,351,039	—	1,321,743	29,296
Other investments	34,047	34,047	—	34,047	—
Loans	4,252,213	4,283,303	—	32,940	4,250,363
Financial liabilities
Deposits	4,647,817	4,573,324	—	4,573,324	—
Short-term borrowings	572,965	572,954	—	572,954	—
Long-term debt	144,268	145,510	—	145,510	—
Subordinated debt	72,167	61,347	—	—	61,347

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Credit value adjustment	$19	$77
Notional Amount:
Interest rate derivatives	271,391	274,718
Interest rate caps	7,263	7,500
Risk participation agreements	81,704	82,197
Sold credit protection on risk participation agreements	(19,045)	(19,161)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in other income on the Condensed Consolidated Statements of Income:

	For the Three-Months Ended March 31
	2014	2013
	(dollars in thousands)
Non-hedging interest rate derivatives:
(Decrease) increase in other income	$(58)	$989
Note 13 Goodwill
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
First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of March 31, 2014 and December 31, 2013 was $159.4 million and $159.9 million, respectively. No impairment charges on goodwill or other intangible assets were incurred in 2014 or 2013. The $0.5 million decline in goodwill during the three months ended March 31, 2014 represents the amount of goodwill included in the carrying value of the investment advisory business which was sold during that period.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of March 31, 2014 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the Step 1 goodwill impairment test completed as of November 30, 2013 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2013 test.
As of March 31, 2014, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 New Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323)," permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The proportional amortization method allows an entity to amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This amendment is effective for interim and annual periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)." This amendment clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of property upon either, 1. the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or 2. the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction are required. This amendment is effective for annual periods beginning after December 15, 2014 and for interim periods within annual periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)." This amendment changes the reporting requirements for discontinued operations. A disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift resulting in a major effect on the entity's operations and financial results when any of the following occurs: 1. the component or group of components of an entity meets the criteria to be classified as held for sale, 2. the component or group of components of an entity is disposed of by sale, or 3. the component or group of components of an entity is disposed of other than by sale. If one of these criteria are met, the entity will present the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections of the statement of financial position for each comparative period along with additional footnote disclosure. This amendment is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three-months ended March 31, 2014 and 2013, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
Forward-Looking Statements
Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements:

•
weakening economic and business conditions, both nationally and in our markets, which could cause deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

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

•	declines in the valuations of real estate, which could negatively affect the creditworthiness of our borrowers and the value of collateral securing our loans;

•	the assumptions used in calculating the appropriate amount to be placed into our allowance for credit losses may prove to be inaccurate;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	further declines in the market value of investment securities that are considered to be other-than-temporary, which would negatively impact our earnings and capital levels;

•	changes in accounting standards and compliance requirements may have an adverse affect on our operating results and financial condition;

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 38 for the three months ended March 31, 2014 and 2013.
Results of Operations
Three-Months Ended March 31, 2014 Compared to Three-Months Ended March 31, 2013
Net Income
For the three months ended March 31, 2014, First Commonwealth had net income of $12.3 million, or $0.13 per share, compared to net income of $10.6 million, or $0.11 per share, in the three months ended March 31, 2013. The increase in net income was the result of declines in the provision for credit losses and noninterest expense.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $46.5 million in the first three months of 2014 compared to $46.4 million for the same period in 2013. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 75% for the three months ended March 31, 2014 and 2013.
Net interest margin, on a fully taxable equivalent basis, was 3.33% for the three months ended March 31, 2014 compared to 3.45% for the three months ended March 31, 2013. The 12 basis point decline was affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

The low interest rate environment and resulting decline in rates earned on interest-earning assets resulted in compression of the net interest margin during the three months ended March 31, 2014. Yields and spreads for new volume in the commercial portfolio remained fairly consistent; however, competitive pricing pressures have resulted in reduced spreads on consumer loans, specifically home equity and indirect loans. Also contributing to lower yields on earnings assets is the runoff of existing assets, which are earning relatively higher interest rates, as well as growth in the investment portfolio. Growth in earning assets has helped to offset the spread compression, as average earning assets for the three months ended March 31, 2014 increased $197.7 million, or 4%, compared to the comparable period in 2013. However, approximately 57% of the growth in earning assets is generated by the investment portfolio where purchases provide approximately 190 basis points less than the loan portfolio. Investment portfolio purchases during the three months ended March 31, 2014 have been primarily in mortgage-related assets with approximate durations of 36-48 months and municipal securities with a duration of 10 years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
The taxable equivalent yield on interest-earning assets was 3.68% for the three months ended March 31, 2014, a decrease of 24 basis points from the 3.92% yield for the same period in 2013. This decline can be attributed to the repricing of our adjustable rate assets and the repayment or amortization of fixed rate assets in a declining interest rate environment as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.44% for the three months ended March 31, 2014, compared to 0.59% for the same period in 2013.
Comparing the three months ended March 31, 2014 with the same period in 2013, changes in interest rates negatively impacted net interest income by $1.9 million. The lower yield on interest-earning assets adversely impacted net interest income by $3.0 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $1.1 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.9 million in the three months ended March 31, 2014 compared to the same period in 2013. Higher levels of interest-earning assets resulted in an increase of $1.6 million in interest income, while volume changes decreased interest expense by $0.3 million, primarily as the result of changes in long-term debt.
Positively affecting net interest income was a $25.0 million increase in average net free funds at March 31, 2014 as compared to March 31, 2013. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the three months ended March 31, 2014 decreased $11.5 million compared to the comparable period in 2013.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended March 31:

	2014	2013
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$50,506	$51,761
Adjustment to fully taxable equivalent basis	877	1,029
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	51,383	52,790
Interest expense	4,915	6,343
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$46,468	$46,447

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended March 31:

	2014			2013
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,382	$2	0.24%	$3,346	$1	0.12%
Tax-free investment securities (e)	744	7	3.67	85	2	7.39
Taxable investment securities	1,346,791	7,402	2.23	1,234,589	7,145	2.35
Loans, net of unearned income (b)(c)	4,307,373	43,972	4.14	4,222,606	45,642	4.38
Total interest-earning assets	5,658,290	51,383	3.68	5,460,626	52,790	3.92
Noninterest-earning assets:
Cash	70,536			70,629
Allowance for credit losses	(56,328)			(68,837)
Other assets	550,481			567,485
Total noninterest-earning assets	564,689			569,277
Total Assets	$6,222,979			$6,029,903
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$637,170	$51	0.03%	$665,984	$65	0.04%
Savings deposits (d)	1,920,236	597	0.13	1,940,711	920	0.19
Time deposits	1,130,062	2,859	1.03	1,141,576	3,206	1.14
Short-term borrowings	653,045	469	0.29	355,912	220	0.25
Long-term debt	216,503	939	1.76	280,152	1,932	2.80
Total interest-bearing liabilities	4,557,016	4,915	0.44	4,384,335	6,343	0.59
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	896,286			849,007
Other liabilities	53,563			49,295
Shareholders’ equity	716,114			747,266
Total noninterest-bearing funding sources	1,665,963			1,645,568
Total Liabilities and Shareholders’ Equity	$6,222,979			$6,029,903
Net Interest Income and Net Yield on Interest-Earning Assets		$46,468	3.33%		$46,447	3.45%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $6,728 and $1,557 for the three months ended March 31, 2014 and 2013, respectively.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended March 31, 2014 compared with March 31, 2013:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$—	$1
Tax-free investment securities	5	12	(7)
Taxable investment securities	257	650	(393)
Loans	(1,670)	915	(2,585)
Total interest income (b)	(1,407)	1,577	(2,984)
Interest-bearing liabilities:
Interest-bearing demand deposits	(14)	(3)	(11)
Savings deposits	(323)	(10)	(313)
Time deposits	(347)	(32)	(315)
Short-term borrowings	249	183	66
Long-term debt	(993)	(439)	(554)
Total interest expense	(1,428)	(301)	(1,127)
Net interest income	$21	$1,878	$(1,857)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended March 31:

	2014		2013
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,978	154%	$833	19%
Real estate construction	(555)	(17)	(1,123)	(25)
Residential real estate	(850)	(26)	(560)	(12)
Commercial real estate	(539)	(17)	4,476	99
Loans to individuals	197	6	901	20
Unallocated	—	—	(30)	(1)
Total	$3,231	100%	$4,497	100%
The provision for credit losses for the three months ended March 31, 2014 decreased in comparison to the three months ended March 31, 2013 by $1.3 million, or 28%. The majority of the 2014 provision expense is attributable to specific reserves for an $8.0 million commercial industrial relationship which was transferred to nonaccrual status during the first quarter. For the first three months of 2014, the negative provision expense for real estate construction, residential real estate and commercial real estate is a result of declines in both the level of criticized loans and historical loss rates for these loan categories. The level of provision expense in the first three months of 2013 was primarily due to two nonaccrual commercial real estate loans which were sold during the quarter.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The allowance for credit losses was $54.5 million, or 1.28%, of total loans outstanding at March 31, 2014, compared to $54.2 million, or 1.27%, at December 31, 2013 and $62.3 million, or 1.48%, at March 31, 2013. The change compared to December 31, 2013, can be attributed to a $14.9 million, or 9%, decrease in criticized loans, which includes a reduction of $3.2 million, or 5%, in nonperforming loans. Nonperforming loans as a percentage of total loans decreased to 1.32% at March 31, 2014 from 1.39% at December 31, 2013 and 1.86% as of March 31, 2013. The allowance to nonperforming loan ratio was 97%, 91% and 80% as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Below is an analysis of the consolidated allowance for credit losses for the three months ended March 31, 2014 and 2013 and the year-ended December 31, 2013:

	March 31, 2014	March 31, 2013	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$54,225	$67,187	$67,187
Loans charged off:
Commercial, financial, agricultural and other	1,601	538	18,399
Real estate construction	—	84	773
Residential real estate	1,095	322	1,814
Commercial real estate	140	8,544	10,513
Loans to individuals	810	988	3,679
Total loans charged off	3,646	10,476	35,178
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	85	128	455
Real estate construction	169	12	501
Residential real estate	244	723	1,264
Commercial real estate	20	97	136
Loans to individuals	178	94	633
Total recoveries	696	1,054	2,989
Net credit losses	2,950	9,422	32,189
Provision charged to expense	3,231	4,497	19,227
Balance, end of period	$54,506	$62,262	$54,225
Noninterest Income
The following table presents the components of noninterest income for the three months ended March 31:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,435	$1,663	$(228)	(14)%
Service charges on deposit accounts	3,792	3,401	391	11
Insurance and retail brokerage commissions	1,395	1,417	(22)	(2)
Income from bank owned life insurance	1,369	1,428	(59)	(4)
Card related interchange income	3,366	3,188	178	6
Other income	2,040	2,520	(480)	(19)
Subtotal	13,397	13,617	(220)	(2)
Net securities gains	—	4	(4)	(100)
Gain on sale of assets	1,581	275	1,306	475
Derivatives mark to market	(58)	989	(1,047)	(106)
Total noninterest income	$14,920	$14,885	$35	—%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest income, excluding net securities gains, gain on sale of assets and the derivative mark to market adjustment decreased $0.2 million, or 2%, for the first three months of 2014 compared to 2013. The most notable change in this total is the $0.5 million decrease in the other income category, which is largely attributable to a $0.4 million decline in swap fee income due to lower volumes of customer related interest rate swaps during the first quarter of 2014.
Total noninterest income remained consistent in comparison to the three months ended March 31, 2013. The most significant changes include a $1.3 million increase in gain on sale of assets offset by a $1.0 million decrease in the derivatives mark to market value adjustment. The higher level of gains in 2014 is primarily the result of the sale of the Company's registered investment advisory business resulting in a gain of $1.2 million. The decline in the derivative mark to market is primarily a result of movements in the interest rate curves used in valuing the interest rate swaps.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended March 31:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$21,044	$21,793	$(749)	(3)%
Net occupancy expense	3,506	3,635	(129)	(4)
Furniture and equipment expense - excluding IT conversion	3,263	3,272	(9)	—
Data processing expense	1,468	1,516	(48)	(3)
Advertising and promotion expense	700	779	(79)	(10)
Pennsylvania shares tax expense	711	1,190	(479)	(40)
Intangible amortization	178	358	(180)	(50)
Collection and repossession expense	709	1,151	(442)	(38)
Other professional fees and services	1,024	969	55	6
FDIC insurance	1,049	1,050	(1)	—
Other operating expenses	4,503	5,403	(900)	(17)
Subtotal	38,155	41,116	(2,961)	(7)
Furniture and equipment expense - related to IT conversion	2,067	—	2,067	N/A
Conversion related expenses	354	—	354	N/A
Operational (recoveries) losses	(689)	338	(1,027)	(304)%
Total noninterest expense	$39,887	$41,454	$(1,567)	(4)%

Noninterest expense, excluding conversion related expenses and operational (recoveries) losses, decreased $3.0 million, or 7%, for the the three months ended March 31, 2014 compared to the same period in 2013.

The 2014 decrease is largely attributable to a $0.4 million decrease in collection and repossession expenses due to the resolution of several large credits, a $0.5 million decrease in Pennsylvania shares tax as a result of changes in the Pennsylvania tax law, a $0.7 million decrease in salaries and wages due to lower incentive compensation and a $0.9 million decrease in other operating expenses. Contributing to the decline in other operating expense is a $0.3 million decrease in the reserve for unfunded commitments.

Operational (recoveries) losses decreased $1.0 million in 2013 due to an insurance recovery of $0.9 million related to a $3.5 million fraud loss recognized in 2012.

On September 30, 2013, First Commonwealth executed a contract with Jack Henry and Associates to license the Jack Henry and Associates SilverLake System core processing software and to outsource certain data processing services. A system conversion is expected to occur during the third quarter of 2014. First Commonwealth will incur approximately $12.0 million of charges related to this conversion. Included in this amount is accelerated depreciation for data processing hardware and software which will be recognized beginning in the fourth quarter of 2013 through the anticipated conversion date. Also

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

included are early termination charges on existing contracts and staffing and employment-related charges, which will be recognized as they occur. During the three months ended March 31, 2014, $2.1 million in accelerated depreciation and $0.4 million in other conversion related expenses were recognized.
Income Tax
The provision for income taxes increased $1.3 million for the three months ended March 31, 2014, compared to the corresponding period in 2013. The higher provision for income taxes was primarily the result of a $3.0 million increase in the level of net income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the three months ended March 31, 2014 and 2013.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 29.3% and 26.5% for the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, our deferred tax assets totaled $56.2 million. Based on our evaluation as of March 31, 2014, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.
Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first three months of 2014, liquidity provided from the net increase in deposits totaled $44.0 million, while the maturity and redemption of investment securities provided $101.1 million and the net decrease in loans provided $26.6 in liquidity. This liquidity provided funds needed to originate loans, purchase investment securities and reduce short-term borrowings. We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of March 31, 2014, our maximum borrowing capacity under this program was $927.5 million and as of that date there was $291.2 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of March 31, 2014, our outstanding certificates of deposits from this program have an average weighted rate of 0.25% and an average original term of 160 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At March 31, 2014, the borrowing capacity under this program totaled $811.8 million and there were no amounts outstanding.
As of March 31, 2014, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $570.4 million in outstanding borrowings and $28.2 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of March 31, 2014, there are no amounts outstanding on this line.
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

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Noninterest-bearing demand deposits	$966,956	$912,361
Interest-bearing demand deposits	91,399	89,149
Savings deposits	2,474,923	2,506,631
Time deposits	1,114,539	1,095,722
Total	$4,647,817	$4,603,863
During the first three months of 2014, total deposits increased $44.0 million due to a $18.8 million increase in time deposits and a $54.6 million increase in noninterest-bearing deposits, offset by a decrease of $29.5 million in interest-bearing and savings deposits. The increase in time deposits is due to growth in wholesale certificates of deposits of $40.1 million offset by a decline in core certificates of deposit of $21.3 million. Wholesale certificates currently offer a more attractive source of incremental funding as they generally have a lower incremental cost of funds than traditional certificates of deposit.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.72 and 0.71 at March 31, 2014 and December 31, 2013, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. A lower level of rate sensitive assets to rate sensitive liabilities repricing in one year could indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. However, the gap analysis incorporates only the level of interest-earning assets and interest-bearing liabilities and not the sensitivity each has to changes in interest rates. The impact of the sensitivity to changes in interest rates is provided in the table below the gap analysis. The following is the gap analysis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,039,763	$170,936	$316,251	$2,526,950	$1,388,638	$288,617
Investments	62,051	78,370	256,107	396,528	580,186	399,148
Other interest-earning assets	9,087	—	—	9,087	—	—
Total interest-sensitive assets (ISA)	2,110,901	249,306	572,358	2,932,565	1,968,824	687,765
Certificates of Deposit	445,692	152,682	206,174	804,548	304,498	5,493
Other deposits	2,566,322	—	—	2,566,322	—	—
Borrowings	652,727	25,089	50,180	727,996	56,204	5,200
Total interest-sensitive liabilitites (ISL)	3,664,741	177,771	256,354	4,098,866	360,702	10,693
Gap	$(1,553,840)	$71,535	$316,004	$(1,166,301)	$1,608,122	$677,072
ISA/ISL	0.58	1.40	2.23	0.72	5.46	64.32
Gap/Total assets	25.02%	1.15%	5.09%	18.78%	25.90%	10.90%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	December 31, 2013
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,026,232	$215,614	$310,437	$2,552,283	$1,401,095	$282,761
Investments	106,382	54,440	209,855	370,677	586,363	387,180
Other interest-earning assets	3,012	—	—	3,012	—	—
Total interest-sensitive assets (ISA)	2,135,626	270,054	520,292	2,925,972	1,987,458	669,941
Certificates of Deposit	373,426	146,037	231,283	750,746	338,488	6,488
Other deposits	2,595,780	—	—	2,595,780	—	—
Borrowings	698,899	7,595	50,179	756,673	81,192	5,302
Total interest-sensitive liabilitites (ISL)	3,668,105	153,632	281,462	4,103,199	419,680	11,790
Gap	$(1,532,479)	$116,422	$238,830	$(1,177,227)	$1,567,778	$658,151
ISA/ISL	0.58	1.76	1.85	0.71	4.74	56.82
Gap/Total assets	24.66%	1.87%	3.85%	18.94%	25.23%	10.59%

The following table presents an analysis of the potential sensitivity of our annual net interest income to gradual changes in interest rates over a 12 month time frame as compared with net interest income if rates remained unchanged and there are no changes in balance sheet categories.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
March 31, 2014	$(8,201)	$(3,878)	$(573)	$(132)
December 31, 2013	(8,878)	(4,355)	(833)	(646)
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the three months ended March 31, 2014 and 2013, the cost of our interest-bearing liabilities averaged 0.44% and 0.59%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.68% and 3.92%, respectively.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $2.8 million at March 31, 2014 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first three months of 2014, 21 loans totaling $0.8 million were identified as troubled debt restructurings. Please refer to Note 9, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
There was continued improvement in the majority of the Company's credit metrics during the first quarter of 2014. The allowance for credit losses was $54.5 million at March 31, 2014 or 1.28% of total loans outstanding compared to 1.27% reported at December 31, 2013 and 1.48% at March 31, 2013. Nonperforming loan balances decreased $3.2 million during the first three months of 2014. Criticized loans totaled $147.5 million at March 31, 2014 and represented 3% of the loan portfolio. The level of criticized loans decreased as of March 31, 2014 when compared to December 31, 2013, by $14.9 million, or 9%. Delinquency on accruing loans for the same period increased $1.6 million, or 12%, the majority of which are commercial, financial, agricultural and residential real estate loans.
The allowance for credit losses as a percentage of nonperforming loans was 96.98% as of March 31, 2014 compared to 91.31% at December 31, 2013 and 79.54% at March 31, 2013. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $10.5 million related to nonperforming loans covering 19% of the total nonperforming balance. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at March 31, 2014.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	March 31				December 31, 2013
	2014		2013
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$33,353		$31,576		$28,908
Troubled debt restructured loans on nonaccrual basis	12,327		32,565		16,980
Troubled debt restructured loans on accrual basis	10,523		14,140		13,495
Total nonperforming loans	$56,203		$78,281		$59,383
Loans past due in excess of 90 days and still accruing	$2,450		$3,927		$2,505
Other real estate owned	$10,080		$10,933		$11,728
Loans outstanding at end of period	$4,252,213		$4,218,810		$4,283,833
Average loans outstanding	$4,307,373	(a)	$4,222,606	(a)	$4,255,593	(b)
Nonperforming loans as a percentage of total loans	1.32%		1.86%		1.39%
Provision for credit losses	$3,231	(a)	$4,497	(a)	$19,227	(b)
Allowance for credit losses	$54,506		$62,262		$54,225
Net charge-offs	$2,950	(a)	$9,422	(a)	$32,189	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.28%		0.90%		0.76%
Provision for credit losses as a percentage of net charge-offs	109.53%	(a)	47.73%	(a)	59.73%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.28%		1.48%		1.27%
Allowance for credit losses as a percentage of nonperforming loans	96.98%		79.54%		91.31%

(a)	For the three-month period ended.

(b)	For the twelve-month period ended.

Nonperforming loans decreased $3.2 million to $56.2 million at March 31, 2014 compared to $59.4 million at December 31, 2013. Contributing to this decrease are chargeoffs of $0.5 million for a commercial industrial loan to a local energy company, $0.4 million for a consumer home equity loan in western Pennsylvania and $0.6 million for a commercial industrial loan in western Pennsylvania. Additionally, three nonaccrual loans were sold in 2014, totaling $0.7 million and four loan relationships totaling $6.9 million paid off during the first quarter. Offsetting this decrease was the addition of an $8.0 million commercial industrial loan relationship with a gas drilling related business in Louisiana.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,017,412	24%	$1,021,056	24%
Real estate construction	95,110	2	93,289	2
Residential real estate	1,240,169	29	1,262,718	30
Commercial real estate	1,290,852	31	1,296,472	30
Loans to individuals	608,670	14	610,298	14
Total loans and leases net of unearned income	$4,252,213	100%	$4,283,833	100%
During the three months ended March 31, 2014, loans decreased $31.6 million or 1% compared to balances outstanding at December 31, 2013 as a result of large relationship payoffs in the first quarter, including a $21.6 million commercial real estate

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

relationship in western Pennsylvania, a $3.1 million commercial real estate loan with a non-profit organization in western Pennsylvania and a $2.9 million commercial real estate loan to a real estate investor in western Pennsylvania.
Net charge-offs for the three months ended March 31, 2014 totaled $3.0 million compared to $9.4 million for the three months ended March 31, 2013. The most significant charge-offs during the three months ended March 31, 2014 were $1.9 million recognized on two commercial loans and sixteen consumer loan relationships. During the three months ended March 31, 2013, the most significant charge-off s were a $5.3 million charge recognized on two commercial real estate loans and a $3.1 million charge-off recognized upon transfer of two loans to held for sale.

	For the Three-Months Ended March 31, 2014			As of March 31, 2014
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,516	51.39%	0.15%	$32,728	58.23%	0.77%
Real estate construction	(169)	(5.73)	(0.02)	2,851	5.07	0.06
Residential real estate	851	28.85	0.08	12,705	22.61	0.30
Commercial real estate	120	4.07	0.01	7,649	13.61	0.18
Loans to individuals	632	21.42	0.06	270	0.48	0.01
Total loans, net of unearned income	$2,950	100.00%	0.28%	$56,203	100.00%	1.32%
As the above table illustrates, commercial, financial, agricultural and other and residential real estate loans represented a significant portion of the nonperforming loans as of March 31, 2014. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At March 31, 2014, shareholders’ equity was $716.8 million, an increase of $5.1 million from December 31, 2013. The increase was primarily the result of $12.3 million net income offset by $8.9 million of common stock repurchases, $6.6 million of dividends paid to shareholders and increases of $8.1 million in the fair value of available for sale investments. Cash dividends declared per common share were $0.07 and $0.05 for the three months ended March 31, 2014 and 2013, respectively.
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
First Commonwealth maintains capital to absorb unexpected losses. In order to provide assurance that our capital levels are adequate for our risk exposure we test our capital position under several stress scenarios on a bi-annual basis. This analysis is subject to Board of Director review and approval. Our most recent capital stress test was completed in December 2013.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Under current regulations, quantitative measures to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of March 31, 2014, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.
As of March 31, 2014, First Commonwealth was considered well-capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$665,267	13.57%	$392,070	8.00%
First Commonwealth Bank	638,065	13.02	392,202	8.00	$490,252	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$607,944	12.40%	$196,035	4.00%
First Commonwealth Bank	580,742	11.85	196,101	4.00	$294,151	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$607,944	10.04%	$242,212	4.00%
First Commonwealth Bank	580,742	9.65	240,661	4.00	$300,826	5.00%
During the first quarter of 2014, First Commonwealth completed share repurchase programs in the amount of $25.0 million and $50.0 million which were previously announced on January 29, 2013 and June 19, 2012, respectively. Under these programs, First Commonwealth purchased a total of 10,810,119 shares of common stock at an average price of $6.97 per share. On February 19, 2014, First Commonwealth's Board of Directors authorized an additional $25.0 million common stock repurchase program. As of March 31, 2014, First Commonwealth has purchased 382,387 shares at an average price of $8.26 per share under this program.
On April 22, 2014, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on May 16, 2014 to shareholders of record as of May 2, 2014. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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
Market Rate Savings IRA Litigation
For a description of litigation relating to the Market Rate Savings IRA product, refer to the "Legal proceedings" section in Part I, Item 1, Note 6, "Commitments and Contingent Liabilities," which is incorporated herein by reference to this item.
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
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. On both January 29, 2013 and February 19, 2014, additional share repurchase programs were authorized for up to $25.0 million each in shares of the Company’s common stock. The following table details the amount of shares repurchased under this program during the first quarter of 2014:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 31, 2014	196,819	$8.34	188,328	3,509,834
February 28, 2014	841,706	8.18	841,706	2,573,560
March 31, 2014	46,433	8.85	46,433	2,380,070
Total	1,084,958	$8.24	1,076,467

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $8.21 at January 31, 2014, $8.52 at February 28, 2014 and $9.04 at March 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	Description	Incorporated by Reference to

10.1	2014 Annual Incentive Plan	Filed herewith

10.2	2014-2016 Long-Term Incentive Plan	Filed herewith

10.3	Employment Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.1 to current report on Form 8-K filed April 10, 2014

10.4	Restricted Stock Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.2 to current report on Form 8-K filed April 10, 2014

10.5	Change of Control Agreement dated April 10, 2014 between First Commonwealth Financial Corporation and James R. Reske	Exhibit 10.3 to current report on Form 8-K filed April 10, 2014

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: May 9, 2014	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: May 9, 2014	/s/ Robert E. Rout
Robert E. Rout Executive Vice President, Chief Financial Officer and Treasurer