Form 10-Q
period 2014-06-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2014-08-07
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of August 5, 2014, was 93,510,401.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2014	December 31, 2013
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$92,860	$74,427
Interest-bearing bank deposits	5,151	3,012
Securities available for sale, at fair value	1,347,611	1,318,365
Other investments	44,077	35,444
Loans:
Portfolio loans	4,334,214	4,283,833
Allowance for credit losses	(50,725)	(54,225)
Net loans	4,283,489	4,229,608
Premises and equipment, net	66,060	67,940
Other real estate owned	7,817	11,728
Goodwill	159,371	159,956
Amortizing intangibles, net	955	1,311
Bank owned life insurance	175,172	174,372
Other assets	117,659	138,698
Total assets	$6,300,222	$6,214,861
Liabilities
Deposits (all domestic):
Noninterest-bearing	$1,008,031	$912,361
Interest-bearing	3,452,390	3,691,502
Total deposits	4,460,421	4,603,863
Short-term borrowings	845,873	626,615
Subordinated debentures	72,167	72,167
Other long-term debt	136,672	144,385
Total long-term debt	208,839	216,552
Other liabilities	60,585	56,134
Total liabilities	5,575,718	5,503,164
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at June 30, 2014 and December 31, 2013, and 93,752,812 and 95,245,215 shares outstanding at June 30, 2014 and December 31, 2013, respectively	105,563	105,563
Additional paid-in capital	365,550	365,333
Retained earnings	345,771	334,748
Accumulated other comprehensive loss, net	(6,022)	(20,588)
Treasury stock (11,810,643 and 10,318,240 shares at June 30, 2014 and December 31, 2013, respectively)	(86,358)	(73,359)
Total shareholders’ equity	724,504	711,697
Total liabilities and shareholders’ equity	$6,300,222	$6,214,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$42,192	$43,629	$85,290	$88,243
Interest and dividends on investments:
Taxable interest	7,334	7,319	14,514	14,428
Interest exempt from federal income taxes	64	1	68	2
Dividends	574	30	796	66
Interest on bank deposits	2	2	4	3
Total interest income	50,166	50,981	100,672	102,742
Interest Expense
Interest on deposits	3,416	4,007	6,923	8,198
Interest on short-term borrowings	477	287	946	507
Interest on subordinated debentures	571	580	1,137	1,964
Interest on other long-term debt	319	409	692	957
Total interest expense	4,783	5,283	9,698	11,626
Net Interest Income	45,383	45,698	90,974	91,116
Provision for credit losses	3,317	10,800	6,548	15,297
Net Interest Income after Provision for Credit Losses	42,066	34,898	84,426	75,819
Noninterest Income
Net securities gains	2	4	2	8
Trust income	1,474	1,608	2,909	3,271
Service charges on deposit accounts	4,141	3,815	7,933	7,216
Insurance and retail brokerage commissions	1,600	1,384	2,995	2,801
Income from bank owned life insurance	1,432	1,432	2,801	2,860
Gain on sale of assets	2,165	425	3,746	700
Card related interchange income	3,655	3,490	7,021	6,678
Other income	2,533	2,773	4,515	6,282
Total noninterest income	17,002	14,931	31,922	29,816
Noninterest Expense
Salaries and employee benefits	21,897	21,497	42,941	43,290
Net occupancy expense	3,283	3,221	6,789	6,856
Furniture and equipment expense	5,249	3,297	10,579	6,569
Data processing expense	1,542	1,503	3,010	3,019
Advertising and promotion expense	785	775	1,485	1,554
Pennsylvania shares tax expense	1,038	1,517	1,749	2,707
Intangible amortization	178	297	356	655
Collection and repossession expense	449	851	1,158	2,002
Other professional fees and services	691	948	1,715	1,917
FDIC insurance	1,051	1,084	2,100	2,134
Loss on sale or write-down of assets	745	343	1,180	530
Loss on redemption of subordinated debt	—	1,629	—	1,629
Operational losses (recoveries)	229	214	(460)	552
Conversion related expenses	539	—	893	—
Other operating expenses	4,720	4,822	8,788	10,038
Total noninterest expense	42,396	41,998	82,283	83,452
Income Before Income Taxes	16,672	7,831	34,065	22,183
Income tax provision	4,744	2,015	9,837	5,814
Net Income	$11,928	$5,816	$24,228	$16,369
Average Shares Outstanding	93,794,589	97,564,699	94,166,936	98,421,956
Average Shares Outstanding Assuming Dilution	93,811,543	97,577,010	94,177,831	98,429,223
Per Share Data:
Basic Earnings per Share	$0.13	$0.06	$0.26	$0.17
Diluted Earnings per Share	$0.13	$0.06	$0.26	$0.17
Cash Dividends Declared per Common Share	$0.07	$0.06	$0.14	$0.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Income	$11,928	$5,816	$24,228	$16,369
Other comprehensive income (loss), before tax (expense) benefit:
Unrealized holding gains (losses) on securities arising from during the period	9,950	(25,230)	22,407	(27,641)
Less: reclassification adjustment for gains on securities included in net income	(2)	(4)	(2)	(8)
Total other comprehensive income (loss), before tax (expense) benefit	9,948	(25,234)	22,405	(27,649)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3,478)	8,824	(7,839)	9,668
Total other comprehensive income (loss)	6,470	(16,410)	14,566	(17,981)
Comprehensive Income (Loss)	$18,398	$(10,594)	$38,794	$(1,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				24,228			24,228
Other comprehensive income					14,566		14,566
Cash dividends declared ($0.14 per share)				(13,205)			(13,205)
Discount on dividend reinvestment plan purchases			(65)				(65)
Treasury stock acquired	(1,603,350)					(13,407)	(13,407)
Treasury stock reissued	21,960		35	—		157	192
Restricted stock	88,987	—	247	—		251	498
Balance at June 30, 2014	93,752,812	$105,563	$365,550	$345,771	$(6,022)	$(86,358)	$724,504

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$746,007
Net income				16,369			16,369
Other comprehensive loss					(17,981)		(17,981)
Cash dividends declared ($0.11 per share)				(10,842)			(10,842)
Discount on dividend reinvestment plan purchases			(55)				(55)
Treasury stock acquired	(3,267,692)					(23,247)	(23,247)
Treasury stock reissued	25,359		—	—		176	176
Restricted stock	55,000	—	53	—		195	248
Balance at June 30, 2013	96,442,161	$105,563	$365,352	$321,135	$(16,722)	$(64,653)	$710,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
Operating Activities
Net income	$24,228	$16,369
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,548	15,297
Deferred tax expense	4,918	3,848
Depreciation and amortization	8,436	4,736
Net (gains) losses on securities and other assets	(2,843)	418
Net amortization of premiums and discounts on securities	1,000	1,162
Net accretion of premiums and discounts on long term debt	(37)	(58)
Income from increase in cash surrender value of bank owned life insurance	(2,576)	(2,860)
Decrease in interest receivable	668	606
Decrease in interest payable	(288)	(1,284)
Increase (decrease) in income taxes payable	998	(250)
Other-net	5,685	5,708
Net cash provided by operating activities	46,737	43,692
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	—	42
Proceeds from maturities and redemptions	152,846	195,806
Purchases	(153,310)	(360,010)
Purchases of FHLB stock	(18,659)	(10,670)
Proceeds from the redemption of FHLB stock	10,025	4,984
Proceeds from bank owned life insurance	939	1,439
Proceeds from sale of loans	3,112	20,348
Proceeds from sale of other assets	9,500	2,853
Net increase in loans	(66,085)	(77,496)
Purchases of premises and equipment	(6,229)	(3,106)
Net cash used in investing activities	(67,861)	(225,810)
Financing Activities
Net increase (decrease) in federal funds purchased	13,000	(24,000)
Net increase in other short-term borrowings	206,259	109,621
Net (decrease) increase in deposits	(143,441)	175,186
Repayments of other long-term debt	(7,675)	(29,797)
Repayments of subordinated debentures	—	(34,702)
Discount on dividend reinvestment plan purchases	(65)	(55)
Dividends paid	(13,205)	(10,842)
Proceeds from reissuance of treasury stock	192	176
Purchase of treasury stock	(13,369)	(24,469)
Net cash provided by financing activities	41,696	161,118
Net increase (decrease) in cash and cash equivalents	20,572	(21,000)
Cash and cash equivalents at January 1	77,439	102,982
Cash and cash equivalents at June 30	$98,011	$81,982

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
The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year of 2014. These interim financial statements should be read in conjunction with First Commonwealth’s 2013 Annual Report on Form 10-K.
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

	For the Six Months Ended June 30,
	2014			2013
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$22,407	$(7,840)	$14,567	$(27,641)	$9,665	$(17,976)
Reclassification adjustment for gains on securities included in net income	(2)	1	(1)	(8)	3	(5)
Total unrealized gains (losses) on securities	22,405	(7,839)	14,566	(27,649)	9,668	(17,981)
Total other comprehensive income (loss)	$22,405	$(7,839)	$14,566	$(27,649)	$9,668	$(17,981)

	For the Three Months Ended June 30,
	2014			2013
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$9,950	$(3,479)	$6,471	$(25,230)	$8,822	$(16,408)
Reclassification adjustment for gains on securities included in net income	(2)	1	(1)	(4)	2	(2)
Total unrealized gains (losses) on securities	9,948	(3,478)	6,470	(25,234)	8,824	(16,410)
Total other comprehensive income (loss)	$9,948	$(3,478)	$6,470	$(25,234)	$8,824	$(16,410)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the change in components of OCI for the six months ended June 30:

	2014			2013
	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(20,868)	$280	$(20,588)	$1,121	$138	$1,259
Other comprehensive income (loss) before reclassification adjustment	14,567	—	14,567	(17,976)	—	(17,976)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	(1)	(5)	—	(5)
Net other comprehensive income (loss) during the period	14,566	—	14,566	(17,981)	—	(17,981)
Balance at June 30	$(6,302)	$280	$(6,022)	$(16,860)	$138	$(16,722)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest as well as detail on non-cash investing and financing activities for the six months ended June 30:

	2014	2013
	(dollars in thousands)
Cash paid during the period for:
Interest	$10,024	$12,990
Income taxes	3,700	2,200
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	2,726	7,371
Loans transferred from held to maturity to held for sale	3,035	20,135
Gross increase (decrease) in market value adjustment to securities available for sale	22,397	(27,625)
Investments committed to purchase, not settled	2,732	—
Unsettled treasury stock repurchases	38	—
Proceeds from death benefit on bank-owned life insurance not received	1,062	—
Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,563,455
Average treasury stock shares	(11,584,636)	(7,823,276)	(11,232,622)	(6,968,649)
Average unearned nonvested shares	(184,230)	(175,480)	(163,897)	(172,850)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	93,794,589	97,564,699	94,166,936	98,421,956
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	16,954	12,311	10,895	7,267
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	93,811,543	97,577,010	94,177,831	98,429,223

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the six months ended June 30 because to do so would have been antidilutive.

	2014			2013
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	15,000	$14.55	$14.55	40,210	$9.59	$14.55
Restricted Stock	93,268	5.96	9.18	92,059	5.96	7.35
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
First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$142	$207
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
The following table identifies the notional amount of those instruments at:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,532,655	$1,571,987
Financial standby letters of credit	36,533	38,121
Performance standby letters of credit	27,178	32,441
Commercial letters of credit	—	—

The notional amounts outstanding as of June 30, 2014 include amounts issued in 2014 of $0.3 million in financial standby letters of credit and $0.5 million in performance standby letters of credit. There were no commercial letters of credit issued

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during 2014. A liability of $0.1 million has been recorded as of June 30, 2014 and December 31, 2013, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $3.1 million as of June 30, 2014 and $3.2 million as of December 31, 2013. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal proceedings
Market Rate Savings IRA Litigation
McGrogan v. First Commonwealth Bank was filed as a class action on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank (the “Bank”) promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserted that the Bank committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law (UTPCPL) when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. Plaintiffs sought monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. The court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim was predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8)%. This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” On August 30, 2012, the Court entered an order granting the Bank’s motion for summary judgment and dismissed the class action claims. The Court found that the Bank retained the right to resign as custodian of the accounts and that the act of resigning as custodian and closing the accounts did not breach the terms of the underlying IRA contract. On appeal, the Superior Court affirmed the denial of class certification to the claims of fraud in the execution and violation of the UTPCPL. The Superior Court found that none of the other issues were ripe for appeal. Jurisdiction was returned to the Court of Common Pleas where the individual fraud and UTPCPL claims of Mr. and Mrs. McGrogan are pending. Plaintiffs filed their pretrial statement on June 16, 2014, seeking $0.5 million in damages for the McGrogans and $0.8 million for their adult children beneficiaries. The Bank considers these damage claims exaggerated and otherwise invalid. The Bank has filed a motion for summary judgment; it is pending.

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

The Bank filed preliminary objections to the three new complaints. On July 22, 2014 the court issued an order permitting the three new cases to proceed only on theories of fraud in the execution and violation of the UTPCPL based on fraud in the execution and dismissing the claims for fraud in the inducement, breach of fiduciary duty and promissory estoppel with prejudice.

At this time, the Bank believes the claims are without merit.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other matters
In 2013, First Commonwealth identified an error related to historical tax reporting for approximately 700-900 customers, resulting in the establishment of an $0.8 million contingency reserve. During the second quarter of 2014, a settlement in the amount of $0.4 million was reached with one taxing authority, while resolution with another taxing authority continues. Based on the settlement reached, management's best estimate of the remaining liability for this issue is $0.1 million. As a result, in addition to the settlement amount, $0.3 million of the contingency reserve was reversed during the second quarter of 2014. The contingency reserve is included in “Other liabilities” in the Condensed Consolidated Statements of Financial Condition.
There are no other material legal proceedings to which First Commonwealth or its subsidiaries are a party, or of which their property is the subject, except proceedings which arise in the normal course of business and, in the opinion of management, will not have a material adverse effect on the consolidated operations, financial position or cash flow of First Commonwealth or its subsidiaries.
Note 7 Investment Securities
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$20,686	$2,617	$—	$23,303	$22,639	$2,624	$(59)	$25,204
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	1,001,669	15,257	(13,807)	1,003,119	1,009,519	12,531	(27,163)	994,887
Mortgage-Backed Securities – Commercial	88	2	—	90	104	1	—	105
Other Government-Sponsored Enterprises	269,175	15	(803)	268,387	267,971	81	(1,927)	266,125
Obligations of States and Political Subdivisions	15,738	156	(5)	15,889	80	—	—	80
Corporate Securities	6,688	561	—	7,249	6,693	328	—	7,021
Pooled Trust Preferred Collateralized Debt Obligations	41,851	109	(13,806)	28,154	42,040	—	(18,517)	23,523
Total Debt Securities	1,355,895	18,717	(28,421)	1,346,191	1,349,046	15,565	(47,666)	1,316,945
Equities	1,420	—	—	1,420	1,420	—	—	1,420
Total Securities Available for Sale	$1,357,315	$18,717	$(28,421)	$1,347,611	$1,350,466	$15,565	$(47,666)	$1,318,365

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
The amortized cost and estimated fair value of debt securities available for sale at June 30, 2014, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,600	$2,601
Due after 1 but within 5 years	266,575	265,786
Due after 5 but within 10 years	8,402	8,506
Due after 10 years	55,875	42,786
	333,452	319,679
Mortgage-Backed Securities (a)	1,022,443	1,026,512
Total Debt Securities	$1,355,895	$1,346,191

(a)
Mortgage Backed Securities include an amortized cost of $20.7 million and a fair value of $23.3 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $1,001.8 million and a fair value of $1,003.2 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the six months ended June 30:

	2014	2013
	(dollars in thousands)
Proceeds from sales	$—	$42
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$—	$4
Gross losses	—	—
	—	4
Maturities and impairment
Gross gains	2	4
Gross losses	—	—
	2	4
Net gains and impairment	$2	$8
Securities available for sale with an estimated fair value of $511.9 million and $594.9 million were pledged as of June 30, 2014 and December 31, 2013, respectively, to secure public deposits and for other purposes required or permitted by law.
Note 8 Impairment of Investment Securities
Securities Available for Sale
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the six months ended June 30, 2014 and 2013, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at June 30, 2014 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$117,662	$(373)	$432,719	$(13,434)	$550,381	$(13,807)
Other Government-Sponsored Enterprises	131,555	(238)	80,916	(565)	212,471	(803)
Obligations of States and Political Subdivisions	490	(5)	—	—	490	(5)
Pooled Trust Preferred Collateralized Debt Obligations	2,626	(65)	23,922	(13,741)	26,548	(13,806)
Total Securities Available for Sale	$252,333	$(681)	$537,557	$(27,740)	$789,890	$(28,421)
At June 30, 2014, pooled trust preferred collateralized debt obligations accounted for 49% of the unrealized losses, while fixed income securities issued by U.S. Government-sponsored enterprises comprised 51% of total unrealized losses. The unrealized losses related to U.S. Government-sponsored enterprises are the result of interest rate movements. There were no equity securities in an unrealized loss position at June 30, 2014.
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
As of June 30, 2014, our corporate securities had an amortized cost and an estimated fair value of $6.7 million and $7.2 million, respectively, and were comprised of single issue trust preferred securities issued primarily by large regional banks. As of December 31, 2013, the same portion of the portfolio had an amortized cost of $6.7 million and an estimated fair value of $7.0 million. There were no corporate securities in an unrealized loss position as of June 30, 2014 and December 31, 2013.

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
As of June 30, 2014, the book value of our pooled trust preferred collateralized debt obligations totaled $41.9 million with an estimated fair value of $28.2 million, which includes securities comprised of 285 banks and other financial institutions. All of our pooled securities are mezzanine tranches, four of which now have no senior class remaining in the issue. The credit rating on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled security consisted of a security issued by any one institution. As of June 30, 2014, after taking into account management’s best estimates of future interest deferrals and defaults, five of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 10% to 55% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of June 30, 2014:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,294	$(536)	B1/BB	6	18.05%	55.11%
Pre TSL V	Mezzanine	59	109	50	C/-	3	100.00	—
Pre TSL VII	Mezzanine	2,691	2,626	(65)	Ca/-	14	52.23	—
Pre TSL VIII	Mezzanine	1,941	1,281	(660)	C/C	30	54.77	—
Pre TSL IX	Mezzanine	2,322	1,380	(942)	Caa1/C	41	28.47	10.41
Pre TSL X	Mezzanine	1,438	1,497	59	Caa3/C	46	33.74	—
Pre TSL XII	Mezzanine	5,446	3,289	(2,157)	Caa3/C	66	25.87	—
Pre TSL XIII	Mezzanine	12,343	8,103	(4,240)	Caa3/C	59	20.68	12.85
Pre TSL XIV	Mezzanine	13,344	8,196	(5,148)	Ca/C	57	26.73	38.29
MMCap I	Mezzanine	437	379	(58)	Ca/C	11	59.24	34.51
Total		$41,851	$28,154	$(13,697)
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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three and six months ended June 30, 2014 and 2013, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2014. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 285 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of June 30, 2014, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of June 30, 2014, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the six months ended June 30, 2014. Based upon the analysis performed by management, it is probable that five of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 15 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of June 30, 2014 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods, however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of June 30, 2014, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in our current book value being below the present value of estimated future principal and interest payments. The excess for each bond of the present value of future cash flows over our current book value ranges from 23% to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

151% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield are reflected in the following table as increases in cash flows expected to be collected.
The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Balance, beginning (a)	$27,254	$42,991	$27,543	$43,274
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(412)	(292)	(701)	(575)
Balance, ending	$26,842	$42,699	$26,842	$42,699

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first six months of 2014 and 2013, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of June 30, 2014 and 2013, there are no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2014 and December 31, 2013, our FHLB stock totaled $44.1 million and $35.4 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
Beginning in July 2013, the FHLB began repurchasing 100% of a member's excess stock on a monthly basis. In the months prior to that in 2013, the FHLB repurchased the lessor of 5% of the members' total capital stock outstanding or its total excess capital stock on a quarterly basis. As a result, during the six months ended June 30, 2014 and 2013, $10.0 million and $5.0 million, respectively, of the stock owned by First Commonwealth was repurchased. The FHLB repurchased stock and paid dividends in 2014 and 2013, however, decisions regarding any future repurchase of excess capital stock and dividend payments will be made by the FHLB on an ongoing basis. Management reviewed the FHLB’s Form 10-Q for the period ended March 31, 2014 filed with the SEC on May 8, 2014.
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
After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the six months ended June 30, 2014.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.
Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,062,001	$1,021,056
Real estate construction	100,709	93,289
Residential real estate	1,238,791	1,262,718
Commercial real estate	1,306,752	1,296,472
Loans to individuals	625,961	610,298
Total loans and leases net of unearned income	$4,334,214	$4,283,833
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	June 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$976,591	$91,732	$1,225,291	$1,257,512	$625,718	$4,176,844
Non-Pass
OAEM	46,934	8,310	3,160	28,800	—	87,204
Substandard	34,198	667	10,340	20,440	243	65,888
Doubtful	4,278	—	—	—	—	4,278
Total Non-Pass	85,410	8,977	13,500	49,240	243	157,370
Total	$1,062,001	$100,709	$1,238,791	$1,306,752	$625,961	$4,334,214

	December 31, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$943,107	$79,679	$1,245,422	$1,243,170	$610,094	$4,121,472
Non-Pass
OAEM	35,429	9,710	5,161	28,823	1	79,124
Substandard	42,520	3,900	12,135	24,479	203	83,237
Doubtful	—	—	—	—	—	—
Total Non-Pass	77,949	13,610	17,296	53,302	204	162,361
Total	$1,021,056	$93,289	$1,262,718	$1,296,472	$610,298	$4,283,833
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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of June 30, 2014. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of June 30, 2014 and December 31, 2013. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	June 30, 2014
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$687	$173	$230	$19,678	$20,768	$1,041,233	$1,062,001
Real estate construction	—	—	—	303	303	100,406	100,709
Residential real estate	4,649	1,222	891	8,734	15,496	1,223,295	1,238,791
Commercial real estate	956	4,163	—	6,764	11,883	1,294,869	1,306,752
Loans to individuals	2,553	1,096	1,289	242	5,180	620,781	625,961
Total	$8,845	$6,654	$2,410	$35,721	$53,630	$4,280,584	$4,334,214

	December 31, 2013
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$594	$319	$185	$23,631	$24,729	$996,327	$1,021,056
Real estate construction	—	—	—	2,567	2,567	90,722	93,289
Residential real estate	4,002	524	1,041	10,520	16,087	1,246,631	1,262,718
Commercial real estate	1,199	23	13	8,966	10,201	1,286,271	1,296,472
Loans to individuals	2,895	990	1,266	204	5,355	604,943	610,298
Total	$8,690	$1,856	$2,505	$45,888	$58,939	$4,224,894	$4,283,833
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

Nonperforming loans decreased $13.1 million during the six months ended June 30, 2014. Contributing to this decrease was the sale of four real estate construction loans totaling $3.0 million and the payoff of six loans totaling $12.5 million. The payoffs included a $4.7 million commercial relationship to a local developer, a $3.1 million commercial real estate loan with a non-profit organization in western Pennsylvania, a $2.9 million commercial real estate loan to a real estate investor in western Pennsylvania, a $0.9 million residential real estate loan in western Pennsylvania, a $0.6 million commercial relationship with a western Pennsylvania glass manufacturer and a $0.3 million commercial real estate loan with a western Pennsylvania real estate investor. Additionally, charge-offs recognized during the first half of 2014 include $5.8 million for a commercial industrial loan relationship with a gas drilling business that operated in western Pennsylvania with headquarters in Louisiana, $0.5 million for a commercial industrial loan to a local energy company, $0.4 million for a consumer home equity loan in western Pennsylvania, $0.3 million for a commercial real estate construction project in western Pennsylvania upon which the property was foreclosed and $0.6 million for a commercial loan in western Pennsylvania.

Offsetting the previously noted decreases in nonperforming loans is a total of $17.2 million in loans which were moved into nonaccrual status during the six months ended June 30, 2014, the majority of which relates to a $4.3 million commercial industrial relationship with an audio visual equipment distributor, a $0.7 million commercial real estate relationship with a personal care facility in western Pennsylvania, and a $0.7 million commercial real estate relationship with a western Pennsylvania funeral home. In addition to this, $1.8 million in consumer loans which were 150 days or more past due were moved to nonaccrual status.
The specific allowance for nonperforming loans decreased by $2.8 million at June 30, 2014 compared to December 31, 2013, primarily due to the charge-offs noted on the previously mentioned loans offset by specific reserves recognized on the loans transferred into nonaccrual status. Unfunded commitments related to nonperforming loans were $3.3 million at June 30, 2014 and after consideration of available collateral related to these commitments, a reserve of $0.1 million was established was established for these off balance sheet exposures.
There were no loans held for sale at June 30, 2014 and December 31, 2013; however, sales of loans during the six months ended June 30, 2014 and 2013 resulted in gains of $0.1 million and $0.4 million, respectively.
Significant nonaccrual loans as of June 30, 2014, include the following:

•
$10.6 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. One of these loans, totaling $2.7 million, was modified, resulting in TDR classification in the second quarter of 2012. A second of these loans, totaling $0.3 million, was modified, resulting in TDR classification in the first quarter of 2013. During the six months ended June 30, 2014, chargeoffs of $0.5 million related to this relationship were recorded. A valuation of the collateral was completed during the third quarter of 2013.

•
$4.3 million in commercial industrial loans to an audio visual equipment distributor. These loans were originated in 2013 and placed on nonaccrual status in the second quarter of 2014. A valuation of the collateral was completed during the second quarter of 2014.

•
$3.0 million in commercial real estate and industrial loans to a specialty metal processor in western Pennsylvania. These loans were originated in 2003 and were placed on nonaccrual status in the second quarter of 2013. The assets collateralizing this relationship as well as the appraisal for the real estate collateral were valued in the second quarter of 2014.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of June 30, 2014 and December 31, 2013. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on its period-end allowance position.

	June 30, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$7,422	$8,585		$6,752	$7,649
Real estate construction	586	1,154		3,486	6,664
Residential real estate	9,102	10,183		9,333	9,952
Commercial real estate	7,366	8,379		13,606	14,719
Loans to individuals	341	373		289	307
Subtotal	24,817	28,674		33,466	39,291
With an allowance recorded:
Commercial, financial, agricultural and other	17,994	18,422	4,995	21,482	22,082	7,364
Real estate construction	—	—	—	414	737	94
Residential real estate	1,940	2,085	546	3,533	3,585	1,282
Commercial real estate	1,536	1,673	531	488	612	84
Loans to individuals	—	—	—	—	—	—
Subtotal	21,470	22,180	6,072	25,917	27,016	8,824
Total	$46,287	$50,854	$6,072	$59,383	$66,307	$8,824

	For the Six Months Ended June 30,
	2014		2013
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$13,841	$32	$12,333	$106
Real estate construction	2,112	18	6,900	—
Residential real estate	10,602	124	8,732	78
Commercial real estate	8,494	55	27,867	25
Loans to individuals	290	2	246	2
Subtotal	35,339	231	56,078	211
With an allowance recorded:
Commercial, financial, agricultural and other	14,333	76	20,534	31
Real estate construction	—	—	2,017	26
Residential real estate	1,738	15	3,117	12
Commercial real estate	670	2	5,760	52
Loans to individuals	—	—	—	—
Subtotal	16,741	93	31,428	121
Total	$52,080	$324	$87,506	$332

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30,
	2014		2013
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$12,658	$14	$12,853	$55
Real estate construction	1,148	6	5,538	—
Residential real estate	9,858	75	9,003	41
Commercial real estate	7,388	22	20,865	13
Loans to individuals	310	1	246	1
Subtotal	31,362	118	48,505	110
With an allowance recorded:
Commercial, financial, agricultural and other	15,086	32	18,486	12
Real estate construction	—	—	1,733	14
Residential real estate	1,836	7	3,680	8
Commercial real estate	1,136	1	5,708	28
Loans to individuals	—	—	—	—
Subtotal	18,058	40	29,607	62
Total	$49,420	$158	$78,112	$172

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$10,566	$13,495
Nonaccrual status	6,793	16,980
Total	$17,359	$30,475
Commitments
Letters of credit	$—	$—
Unused lines of credit	2,482	452
Total	$2,482	$452
At June 30, 2014, troubled debt restructured loans decreased $13.1 million compared to December 31, 2013, and commitments related to troubled debt restructured loans increased $2.0 million for the same period. This decrease in loans is primarily a result of the payoff of four commercial loans totaling $11.3 million, including a $4.7 million commercial relationship with a local real estate developer, a $3.1 million commercial real estate loan with a non-profit organization and a $2.9 million commercial real estate loan in western Pennsylvania. The increase in unused line of credit commitments is related to two commercial borrowers.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Six Months Ended June 30, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$1,480	$—	$—	$1,480	$1,463	$20
Residential real estate	21	—	291	644	935	895	48
Commercial real estate	1	—	—	12	12	7	—
Loans to individuals	10	—	73	27	100	85	—
Total	34	$1,480	$364	$683	$2,527	$2,450	$68

	For the Six Months Ended June 30, 2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	3	$526	$—	$12	$538	$472	$100
Residential real estate	22	280	326	1,284	1,890	1,801	562
Commercial real estate	1	—	244	—	244	237	—
Loans to individuals	6	—	34	6	40	29	—
Total	32	$806	$604	$1,302	$2,712	$2,539	$662
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the six months ended June 30, 2014 and 2013, $0.3 million and $0.6 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2014 and 2013 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

	For the Three Months Ended June 30, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	1	$1,420	$—	$—	$1,420	$1,433	$—
Residential real estate	8	—	120	126	246	243	2
Loans to individuals	4	—	42	7	49	42	—
Total	13	$1,420	$162	$133	$1,715	$1,718	$2

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended, June 30, 2013
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
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three months ended June 30, 2014 and 2013, $0.1 million and $0.1 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2014 and 2013 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to default during the six months ended June 30:

	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	2	$51	1	$9
Loans to individuals	—	—	3	9
Total	2	$51	4	$18

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to default during the three months ended June 30:

	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$6	—	$—
Loans to individuals	—	—	2	5
Total	1	$6	2	$5

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Six Months Ended June 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$—	$54,225
Charge-offs	(7,859)	(296)	(1,735)	(297)	(1,562)	—	(11,749)
Recoveries	421	337	323	255	365	—	1,701
Provision (credit)	6,731	(742)	(190)	(75)	824	—	6,548
Ending Balance	$21,956	$5,899	$6,125	$11,661	$5,084	$—	$50,725
Ending balance: individually evaluated for impairment	$4,995	$—	$546	$531	$—	$—	$6,072
Ending balance: collectively evaluated for impairment	16,961	5,899	5,579	11,130	5,084	—	44,653
Loans:
Ending balance	1,062,001	100,709	1,238,791	1,306,752	625,961		4,334,214
Ending balance: individually evaluated for impairment	24,573	486	7,624	6,965	—		39,648
Ending balance: collectively evaluated for impairment	1,037,428	100,223	1,231,167	1,299,787	625,961		4,294,566

	For the Six Months Ended June 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(14,221)	(755)	(643)	(9,238)	(1,755)	—	(26,612)
Recoveries	264	59	812	108	337	—	1,580
Provision (credit)	10,680	14	362	2,817	1,428	(4)	15,297
Ending Balance	$16,575	$8,246	$6,439	$16,128	$4,142	$5,922	$57,452
Ending balance: individually evaluated for impairment	$6,627	$267	$1,943	$818	$—	$—	$9,655
Ending balance: collectively evaluated for impairment	9,948	7,979	4,496	15,310	4,142	5,922	47,797
Loans:
Ending balance	1,012,315	66,243	1,269,830	1,280,784	600,580		4,229,752
Ending balance: individually evaluated for impairment	24,592	3,904	10,468	27,862	—		66,826
Ending balance: collectively evaluated for impairment	987,723	62,339	1,259,362	1,252,922	600,580		4,162,926

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$26,125	$6,214	$6,026	$11,119	$5,022	$—	$54,506
Charge-offs	(6,258)	(296)	(640)	(157)	(752)	—	(8,103)
Recoveries	336	168	79	235	187	—	1,005
Provision (credit)	1,753	(187)	660	464	627	—	3,317
Ending Balance	$21,956	$5,899	$6,125	$11,661	$5,084	$—	$50,725

	For the Three Months Ended, June 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$20,275	$7,733	$5,749	$18,470	$4,139	$5,896	$62,262
Charge-offs	(13,683)	(671)	(321)	(694)	(767)	—	(16,136)
Recoveries	136	47	89	11	243	—	526
Provision (credit)	9,847	1,137	922	(1,659)	527	26	10,800
Ending Balance	$16,575	$8,246	$6,439	$16,128	$4,142	$5,922	$57,452

The change in the unallocated portion of the allowance for credit losses comparing June 30, 2014 with June 30, 2013 is a result of the unallocated portion of the allowance for credit losses no longer being treated as a separate component of the allowance as of December 31, 2013. Instead it is incorporated into the reserve provided for each loan category. This portion of the allowance for credit losses reflects the qualitative or environmental factors that are likely to cause estimated credit losses to differ from historical loss experience.
Note 10 Income Taxes
At June 30, 2014 and December 31, 2013, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2010 through 2012 were open for examination as of June 30, 2014.
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

•
Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained for identical or comparable assets or liabilities from alternative pricing sources with reasonable levels of price transparency. Level 2 includes Obligations of U.S. Government securities issued by Agencies and Sponsored Enterprises, Obligations of States and Political Subdivisions, corporate securities, FHLB stock, interest rate derivatives that include interest rate caps, interest rate swaps and risk participation agreements, certain other real estate owned and certain impaired loans.

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
Interest rate derivatives are reported at an estimated fair value utilizing Level 2 inputs and are included in other assets and other liabilities and consist of interest rate swaps where there is no significant deterioration in the counterparties' (loan customers') credit risk since origination of the interest rate swap as well as interest rate caps and risk participation agreements. First Commonwealth values its interest rate swap and cap positions using a yield curve by taking market prices/rates for an appropriate set of instruments. The set of instruments currently used to determine the U.S. Dollar yield curve includes cash LIBOR rates from overnight to three months, Eurodollar futures contracts and swap rates from three years to thirty years. These yield curves determine the valuations of interest rate swaps. Interest rate derivatives are further described in Note 12, “Derivatives.”
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
The estimated fair value for other real estate owned included in Level 2 is determined by either an independent market-based appraisal less estimated costs to sell or an executed sales agreement.

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

Our pooled trust preferred collateralized debt obligations are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies in the U.S. There has been little or no active trading in these securities since 2009; therefore

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

it is more appropriate to determine estimated fair value using a discounted cash flow analysis. Detail on our process for determining the appropriate cash flows for this analysis is provided in Note 8, “Impairment of Investment Securities.” The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.
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

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$28,154	Discounted Cash Flow	Probability of default	0% - 100% (17.48%)
			Prepayment rates	0% - 100% (6.35%)
			Discount rates	5.5% - 14.5% (a)
Equities	1,420	Par Value	N/A	N/A
Interest Rate Swap	—	Option model	Counterparty credit risk	3.74% - 6.62% (b)
Impaired Loans	6,120 (c)	Reserve study	Discount rate	10.00%
			Gas per MCF	$3.84 - $6.45 (d)
			Oil per BBL/d	$83.64 - $107.00 (d)
			NGL per gallon	$0.83 (d)
	113 (c)	Discounted Cash Flow	Discount Rate	9.00%
Other Real Estate Owned	139	Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	represents the range of the credit spread curve used in valuation.

(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(d)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day; NGL - natural gas liquid.
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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$23,303	$—	$23,303
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	1,003,119	—	1,003,119
Mortgage-Backed Securities - Commercial	—	90	—	90
Other Government-Sponsored Enterprises	—	268,387	—	268,387
Obligations of States and Political Subdivisions	—	15,889	—	15,889
Corporate Securities	—	7,249	—	7,249
Pooled Trust Preferred Collateralized Debt Obligations	—	—	28,154	28,154
Total Debt Securities	—	1,318,037	28,154	1,346,191
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,318,037	29,574	1,347,611
Other Investments	—	44,077	—	44,077
Loans held for sale	—	—	—	—
Other Assets(a)	—	11,104	—	11,104
Total Assets	$—	$1,373,218	$29,574	$1,402,792
Other Liabilities(a)	$—	$10,851	$—	$10,851
Total Liabilities	$—	$10,851	$—	$10,851

(a)	Non-hedging interest rate derivatives

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$25,204	$—	$25,204
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	994,887	—	994,887
Mortgage-Backed Securities - Commercial	—	105	—	105
Other Government-Sponsored Enterprises	—	266,125	—	266,125
Obligations of States and Political Subdivisions	—	80	—	80
Corporate Securities	—	7,021	—	7,021
Pooled Trust Preferred Collateralized Debt Obligations	—	—	23,523	23,523
Total Debt Securities	—	1,293,422	23,523	1,316,945
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,293,422	24,943	1,318,365
Other Investments	—	35,444	—	35,444
Loans Held for Sale	—	—	—	—
Other Assets(a)	—	14,358	—	14,358
Total Assets	$—	$1,343,224	$24,943	$1,368,167
Other Liabilities(a)	$—	$14,318	$—	$14,318
Total Liabilities	$—	$14,318	$—	$14,318

(a)	Non-hedging interest rate derivatives

For the six months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,523	$1,420	$—	$—	$24,943
Total gains or losses
Included in earnings	—	—	77	—	77
Included in other comprehensive income	5,796	—	—	—	5,796
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(3,112)	—	(3,112)
Settlements	(1,165)	—	—	—	(1,165)
Transfers into Level 3	—	—	3,035	—	3,035
Balance, end of period	$28,154	$1,420	$—	$—	$29,574

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
For the six months ended June 30, 2014 and 2013, there were no transfers between fair value Levels 1 and 2. However, $3.0 million and $20.1 million of loans were transferred into Level 3 from Level 2 during the six months ended June 30, 2014 and 2013, respectively, due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming loan relationships for which this was determined to be the appropriate exit strategy. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2014 and 2013.

For the three months ended June 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$27,876	$1,420	$—	$—	$29,296
Total gains or losses
Included in earnings	—	—	77	—	77
Included in other comprehensive income	1,053	—	—	—	1,053
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(2,396)	—	(2,396)
Settlements	(775)	—	—	—	(775)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	2,319	—	2,319
Balance, end of period	$28,154	$1,420	$—	$—	$29,574

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$24,512	$1,420	$—	$—	25,932
Total gains or losses
Included in earnings	—	—	257	—	257
Included in other comprehensive income	3,292	—	—	—	3,292
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(3,779)	—	(3,779)
Settlements	(1,935)	—	—	—	(1,935)
Transfers from Level 3	—	—	3,522	—	3,522
Balance, end of period	$25,869	$1,420	$—	$—	$27,289
For the three months ended June 30, 2014 and 2013, there were no transfers between fair value Levels 1 and 2. However, a $2.3 million nonperforming loan was transferred into Level 3 from Level 2 during the three months ended June 30, 2014 as a result of the loan being transferred to a held for sale status. There were $3.5 million of loans transfered from Level 2 to Level 3 during the three months ended June 30, 2013 as the result of one nonperforming relationship for which this was determined to be the appropriate exit strategy. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at June 30, 2014 and 2013.

The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$27,342	$12,873	$40,215
Other real estate owned	—	8,221	139	8,360
Total Assets	$—	$35,563	$13,012	$48,575

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$36,903	$13,656	$50,559
Other real estate owned	—	12,752	172	12,924
Total Assets	$—	$49,655	$13,828	$63,483

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following losses were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Impaired loans	$(3,020)	$(10,806)	$(2,739)	$(11,086)
Other real estate owned	(728)	(241)	(1,078)	(362)
Total losses	$(3,748)	$(11,047)	$(3,817)	$(11,448)
Impaired loans over $0.1 million are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. The fair value for impaired loans that are collateral based is determined by reviewing real property appraisals, equipment valuations, accounts receivable listings and other financial information. A discounted cash flow analysis is performed to determine fair value for impaired loans when an observable market price or a current appraisal is not available. For real estate secured loans, First Commonwealth’s loan policy requires updated appraisals be obtained at least every twelve months on all impaired loans with balances of $250 thousand and over. For real estate secured loans with balances under $250 thousand, we rely on broker price opinions. For non-real estate secured assets, the Company normally relies on third party valuations specific to the collateral type.
The fair value for other real estate owned determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a book cost of $7.8 million as of June 30, 2014 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2014.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million at June 30, 2014 and December 31, 2013, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
Deposit liabilities: Estimated fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date because of the customers’ ability to withdraw funds immediately. The carrying value of variable rate time deposit accounts and certificates of deposit approximate their fair values at the report date. Also, fair values of fixed rate time deposits for both periods are estimated by discounting the future cash flows using interest rates currently being offered and a schedule of aggregated expected maturities.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	June 30, 2014
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$92,860	$92,860	$92,860	$—	$—
Interest-bearing deposits	5,151	5,151	5,151	—	—
Securities available for sale	1,347,611	1,347,611	—	1,318,037	29,574
Other investments	44,077	44,077	—	44,077	—
Loans	4,334,214	4,350,182	—	27,342	4,322,840
Financial liabilities
Deposits	4,460,421	4,465,990	—	4,465,990	—
Short-term borrowings	845,873	845,862	—	845,862	—
Long-term debt	136,672	137,861	—	137,861	—
Subordinated debt	72,167	61,755	—	—	61,755

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Credit value adjustment	$360	$77
Notional Amount:
Interest rate derivatives	307,909	274,718
Interest rate caps	7,219	7,500
Risk participation agreements	103,196	82,197
Sold credit protection on risk participation agreements	(24,929)	(19,161)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in other income on the Condensed Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Non-hedging interest rate derivatives:
Increase in other income	$342	$78	$284	$1,067
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
First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of June 30, 2014 and December 31, 2013 was $159.4 million and $159.9 million, respectively. No impairment charges on goodwill or other intangible assets were incurred in 2014 or 2013. The $0.5 million decline in goodwill during the six months ended June 30, 2014 represents the amount of goodwill included in the carrying value of the investment advisory business which was sold during the first quarter of 2014.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of June 30, 2014 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the Step 1 goodwill impairment test completed as of November 30, 2013 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2013 test.
As of June 30, 2014, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 New Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323)," which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The proportional amortization method allows an entity to amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This amendment is effective for interim and annual periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40)." This amendment clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of property upon either, 1. the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or 2. the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction are required. This amendment is effective for annual periods beginning after December 15, 2014 and for interim periods within annual periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

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

In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860)," which requires two accounting changes. One changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and the other for requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty in regards to repurchase financing arrangements, which will result in secured borrowing accounting for the repurchase agreement. The Update requres diclosure for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to economic return. The amendment also requires disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment will be effective for public entities for the first interim or annual period beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)," which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This amendment is effective for annual periods and interim periods within those annual periods beginning after December 15,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015 with earlier adoption permitted. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
Forward-Looking Statements
Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements:

•
risks arising from the pending conversion of our core processing system, including the inability of the Bank to timely or accurately process transactions for its customers or the disruption of customer access to account information, which may result in additional expense, loss of customers or liability under contractual arrangements or applicable law to customers or other parties;

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
We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 44 and 49 for the three and six months ended June 30, 2014 and 2013 .
Results of Operations
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net Income
For the six months ended June 30, 2014, First Commonwealth had net income of $24.2 million, or $0.26 per share, compared to net income of $16.4 million, or $0.17 per share, in the six months ended June 30, 2013. The increase in net income was the result of a reduction in the provision for credit losses, increased noninterest income and decreases in noninterest expense.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $92.7 million in the first six months of 2014 compared to $93.2 million for the same period in 2013. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 74% and 75% for the six months ended June 30, 2014 and 2013, respectively.
Net interest margin, on a fully taxable equivalent basis, was 3.30% for the six months ended June 30, 2014 compared to 3.40% for the six months ended June 30, 2013. The 10 basis point decline can be attributed to the repricing of our adjustable rate assets and the repayment or amortization of fixed rate assets in a declining interest rate environment as well as lower interest rates available on new investments and loans.

The taxable equivalent yield on interest-earning assets was 3.64% for the six months ended June 30, 2014, a decrease of 18 basis points from the 3.82% yield for the same period in 2013. Growth in earning assets has helped to offset the spread compression, as average earning assets for the six months ended June 30, 2014 increased $139.4 million, or 3%, compared to the comparable period in 2013. However, approximately 56% of the growth in earning assets is generated by the investment portfolio where purchases provide approximately 102 basis points less yield than the loan portfolio. Investment portfolio purchases during the six months ended June 30, 2014 have been primarily in mortgage-related assets with approximate durations of 36-48 months and municipal securities with a duration of 10 years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.43% for the six months ended June 30, 2014, compared to 0.53% for the same period in 2013.
Comparing the six months ended June 30, 2014 with the same period in 2013, changes in interest rates negatively impacted net interest income by $3.3 million. The lower yield on interest-earning assets adversely impacted net interest income by $4.8 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $1.5 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.8 million in the six months ended June 30, 2014 compared to the same period in 2013. Higher levels of interest-earning assets resulted in an increase of $2.3 million in interest income, while volume changes decreased interest expense by $0.5 million, primarily as the result of changes in long-term debt and time deposits.
Net interest income also benefited from a $66.3 million increase in average net free funds at June 30, 2014 as compared to June 30, 2013. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $71.3 million, or 8.3%, in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing customers. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the six months ended June 30, 2014 decreased $57.3 million compared to the comparable period in 2013.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the six months ended June 30, 2014:

	2014	2013
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$100,672	$102,742
Adjustment to fully taxable equivalent basis	1,691	2,058
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	102,363	104,800
Interest expense	9,698	11,626
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$92,665	$93,174

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the six months ended June 30, 2014:

	2014			2013
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,785	$4	0.21%	$3,149	$3	0.19%
Tax-free investment securities (e)	5,712	105	3.70	85	3	7.40
Taxable investment securities	1,354,113	15,310	2.28	1,281,409	14,494	2.28
Loans, net of unearned income (b)(c)	4,303,278	86,944	4.07	4,242,800	90,300	4.29
Total interest-earning assets	5,666,888	102,363	3.64	5,527,443	104,800	3.82
Noninterest-earning assets:
Cash	71,690			71,883
Allowance for credit losses	(56,239)			(66,572)
Other assets	544,806			568,260
Total noninterest-earning assets	560,257			573,571
Total Assets	$6,227,145			$6,101,014
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$638,247	$101	0.03%	$677,879	$130	0.04%
Savings deposits (d)	1,896,419	1,167	0.12	1,940,790	1,682	0.17
Time deposits	1,121,916	5,655	1.02	1,179,196	6,386	1.09
Short-term borrowings	652,243	946	0.29	400,827	507	0.26
Long-term debt	213,587	1,829	1.73	250,569	2,921	2.35
Total interest-bearing liabilities	4,522,412	9,698	0.43	4,449,261	11,626	0.53
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	932,807			861,486
Other liabilities	52,343			48,064
Shareholders’ equity	719,583			742,203
Total noninterest-bearing funding sources	1,704,733			1,651,753
Total Liabilities and Shareholders’ Equity	$6,227,145			$6,101,014
Net Interest Income and Net Yield on Interest-Earning Assets		$92,665	3.30%		$93,174	3.40%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $3,112 for the six months ended June 30, 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the six months ended June 30, 2014 compared with June 30, 2013:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$1	$—
Tax-free investment securities	102	206	(104)
Taxable investment securities	816	822	(6)
Loans	(3,356)	1,287	(4,643)
Total interest income (b)	(2,437)	2,316	(4,753)
Interest-bearing liabilities:
Interest-bearing demand deposits	(29)	(8)	(21)
Savings deposits	(515)	(37)	(478)
Time deposits	(731)	(310)	(421)
Short-term borrowings	439	324	115
Long-term debt	(1,092)	(431)	(661)
Total interest expense	(1,928)	(462)	(1,466)
Net interest income	$(509)	$2,778	$(3,287)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
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

The table below provides a breakout of the provision for credit losses by loan category for the six months ended June 30:

	2014		2013
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$6,731	103%	$10,680	70%
Real estate construction	(742)	(11)	14	—
Residential real estate	(190)	(3)	362	2
Commercial real estate	(75)	(1)	2,817	19
Loans to individuals	824	12	1,428	9
Unallocated	—	—	(4)	—
Total	$6,548	100%	$15,297	100%
The provision for credit losses for the six months ended June 30, 2014 decreased in comparison to the six months ended June 30, 2013 by $8.7 million, or 57%, as a result of overall improvement in loan portfolio credit metrics. The majority of the 2014 provision expense, or $5.8 million, is attributable to specific reserves for an $8.2 million loan to an oil and gas servicing company which was transferred to nonaccrual status during the first quarter of 2014. This loan was sold during the second quarter of 2014, resulting in a $5.8 million charge-off. Also impacting the provision expense for the commercial, financial, and agricultural loan category were specific reserves related to a $4.3 million loan to an audio visual equipment distributor which was transferred into nonaccrual status during the second quarter of 2014. Offsetting these increases in provision expense was the release of approximately $2.7 million in specific reserves related to the payoff of a $4.7 million nonaccrual loan to a local developer. For the first half of 2014, the negative provision expense for real estate construction, residential real estate and

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

commercial real estate is a result of declines in both the level of criticized loans and historical loss rates for these loan categories. The level of provision expense in the second quarter of 2013 was primarily due to further deterioration in value of certain assets of a commercial relationship with a local developer, which resulted in a net charge-off of $10.1 million, as well as the sale of two commercial real estate loans sold in the first quarter of 2013 resulting in an additional $3.1 million in provision expense.
The allowance for credit losses was $50.7 million, or 1.17%, of total loans outstanding at June 30, 2014, compared to $54.2 million, or 1.27%, at December 31, 2013 and $57.5 million, or 1.36%, at June 30, 2013. The change compared to December 31, 2013, can be attributed to a $5.0 million, or 3%, decrease in criticized loans, which includes a reduction of $13.1 million, or 22%, in nonperforming loans as well as a $2.8 million decrease in the level of specific reserves held on impaired loans. Nonperforming loans as a percentage of total loans decreased to 1.07% at June 30, 2014 from 1.39% at December 31, 2013 and 1.73% as of June 30, 2013. The allowance to nonperforming loan ratio was 110%, 91% and 79% as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Below is an analysis of the consolidated allowance for credit losses for the six months ended June 30, 2014 and 2013 and the year-ended December 31, 2013:

	June 30, 2014	June 30, 2013	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$54,225	$67,187	$67,187
Loans charged off:
Commercial, financial, agricultural and other	7,859	14,221	18,399
Real estate construction	296	755	773
Residential real estate	1,735	643	1,814
Commercial real estate	297	9,238	10,513
Loans to individuals	1,562	1,755	3,679
Total loans charged off	11,749	26,612	35,178
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	421	264	455
Real estate construction	337	59	501
Residential real estate	323	812	1,264
Commercial real estate	255	108	136
Loans to individuals	365	337	633
Total recoveries	1,701	1,580	2,989
Net credit losses	10,048	25,032	32,189
Provision charged to expense	6,548	15,297	19,227
Balance, end of period	$50,725	$57,452	$54,225

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Income
The following table presents the components of noninterest income for the six months ended June 30, 2014:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$2,909	$3,271	$(362)	(11)%
Service charges on deposit accounts	7,933	7,216	717	10
Insurance and retail brokerage commissions	2,995	2,801	194	7
Income from bank owned life insurance	2,801	2,860	(59)	(2)
Card related interchange income	7,021	6,678	343	5
Other income	4,515	6,282	(1,767)	(28)
Subtotal	28,174	29,108	(934)	(3)
Net securities gains	2	8	(6)	(75)
Gain on sale of assets	3,746	700	3,046	435
Total noninterest income	$31,922	$29,816	$2,106	7%

Noninterest income, excluding net securities gains and gain on sale of assets, decreased $0.9 million, or 3%, for the first six months of 2014 compared to 2013. The most notable change in this total is the $1.8 million decrease in the other income category, which is largely attributable to a $1.1 million reduction in commercial loan swap-related income due to a positive $1.0 million credit adjustment in the first six months of 2013 related to decrease in counterparty risk.
Total noninterest income increased $2.1 million, or 7%, in comparison to the six months ended June 30, 2013. The most significant changes include a $3.0 million increase in gain on sale of assets as a result of a $1.2 million gain recognized on the sale of the Company's registered investment advisory business and the sale of three OREO properties that resulted in gains of $2.4 million.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Expense
The following table presents the components of noninterest expense for the six months ended June 30:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$42,941	$43,290	$(349)	(1)%
Net occupancy expense	6,789	6,856	(67)	(1)
Furniture and equipment expense - excluding IT conversion	6,427	6,569	(142)	(2)
Data processing expense	3,010	3,019	(9)	—
Advertising and promotion expense	1,485	1,554	(69)	(4)
Pennsylvania shares tax expense	1,749	2,707	(958)	(35)
Intangible amortization	356	655	(299)	(46)
Collection and repossession expense	1,158	2,002	(844)	(42)
Other professional fees and services	1,715	1,917	(202)	(11)
FDIC insurance	2,100	2,134	(34)	(2)
Other operating expenses	8,788	10,038	(1,250)	(12)
Subtotal	76,518	80,741	(4,223)	(5)
Loss on sale or write-down of assets	1,180	530	650	123
Loss on redemption of subordinated debt	—	1,629	(1,629)	—
Furniture and equipment expense - related to IT conversion	4,152	—	4,152	N/A
Conversion related expenses	893	—	893	N/A
Operational losses (recoveries)	(460)	552	(1,012)	(183)%
Total noninterest expense	$82,283	$83,452	$(1,169)	(1)%

Noninterest expense, excluding loss on sale or write-down of assets, loss on redemption of subordinated debt, conversion related expenses and operational (recoveries) losses, decreased $4.2 million, or 5%, for the the six months ended June 30, 2014 compared to the same period in 2013.

The 2014 decrease is largely attributable to a $0.8 million decrease in collection and repossession expense due to the resolution of several large credits and overall improvement in the credit quality of the loan portfolio, a $1.0 million decrease in Pennsylvania shares tax as a result of changes in the Pennsylvania tax law and a $1.3 million decrease in other operating expenses. The decrease in other operating expenses is primarily the result of a $0.8 million expense recognized during the six months ended June 30, 2013 related to a contingency reserve established for a 1099 tax reporting issue. During the six months ended June 30, 2014, the reporting issue was largely resolved and $0.3 million of the reserve was reversed from expenses.

Operational (recoveries) losses decreased $1.0 million in 2014 due to an insurance recovery of $0.9 million received in the first quarter of 2014. This recovery related to a $3.5 million fraud loss recognized in 2012.

On September 30, 2013, First Commonwealth executed a contract with Jack Henry and Associates to license the Jack Henry and Associates SilverLake System core processing software and to outsource certain data processing services. A system conversion is expected to occur during the third quarter of 2014. First Commonwealth will incur approximately $12.0 million of charges related to this conversion. Included in this amount is accelerated depreciation for data processing hardware and software which was recognized beginning in the fourth quarter of 2013 and will continue through the anticipated conversion date in August 2014. Also included are early termination charges on existing contracts and staffing and employment-related charges, which will be recognized as they occur. During the six months ended June 30, 2014, $4.2 million in accelerated depreciation and $0.9 million in other conversion related expenses were recognized. Including the expense recognized in the fourth quarter of 2013, as of June 30, 2014, a total of $9.6 million in conversion related expenses have been recognized. Additional expenses of $2.0 million are anticipated in the third quarter of 2014, after which savings of approximately $1.5 million per quarter are expected starting in the fourth quarter of 2014.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

As a result of the April 1, 2013 early redemption of $32.5 million in redeemable capital securities issued by First Commonwealth Capital Trust I, a loss of $1.6 million was recognized. This loss includes a $1.1 million prepayment penalty and
$0.5 million of unamortized deferred issuance costs. There were no similar expenses in 2014.

Income Tax
The provision for income taxes increased $4.0 million for the six months ended June 30, 2014, compared to the corresponding period in 2013. The higher provision for income taxes was primarily the result of a $11.9 million increase in the level of net income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the six months ended June 30, 2014 and 2013.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 28.9% and 26.2% for the six months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, our deferred tax assets totaled $50.4 million. Based on our evaluation as of June 30, 2014, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Income
For the three months ended June 30, 2014, First Commonwealth had net income of $11.9 million, or $0.13 per share, compared to net income of $5.8 million, or $0.06 per share, in the three months ended June 30, 2013. The increase in net income was the result of declines in the provision for credit losses and noninterest expense.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $46.2 million in the second quarter of 2014 compared to $46.7 million for the same period in 2013. Net interest income comprises a majority of our operating revenue (net interest income before the provision plus noninterest income) at 73% and 75% for the three months ended June 30, 2014 and 2013, respectively.
Net interest margin, on a fully taxable equivalent basis, was 3.26% for the three months ended June 30, 2014 compared to 3.35% for the three months ended June 30, 2013. The 9 basis point decline was affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

Runoff of existing assets earning higher interest rates and competitive pricing pressure has continued to provide for lower yields on earning assets. Growth in earning assets has helped to offset the spread compression, as average earning assets for the three months ended June 30, 2014 increased $81.9 million, or 1%, compared to the comparable period in 2013. However, during the second quarter of 2014, approximately 54% of the growth in earning assets was generated by the investment portfolio where purchases provide approximately 83 basis points less yield than the loan portfolio. Investment portfolio purchases during the three months ended June 30, 2014 have been primarily in mortgage-related assets with approximate durations of 36-48 months and municipal securities with a duration of 10 years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
The taxable equivalent yield on interest-earning assets was 3.60% for the three months ended June 30, 2014, a decrease of 13 basis points from the 3.73% yield for the same period in 2013. This decline can be attributed to the repricing of our adjustable rate assets and the repayment or amortization of fixed rate assets in a declining interest rate environment as well as lower

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.43% for the three months ended June 30, 2014, compared to 0.47% for the same period in 2013.
Comparing the three months ended June 30, 2014 with the same period in 2013, changes in interest rates negatively impacted net interest income by $1.5 million. The lower yield on interest-earning assets adversely impacted net interest income by $1.8 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $0.3 million.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $1.0 million in the three months ended June 30, 2014 compared to the same period in 2013. Higher levels of interest-earning assets resulted in an increase of $0.8 million in interest income, while volume changes decreased interest expense by $0.2 million, primarily as the result of changes in time deposits.
Positively affecting net interest income was a $107.2 million increase in average net free funds at June 30, 2014 as compared to June 30, 2013. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the three months ended June 30, 2014 decreased $102.5 million compared to the comparable period in 2013.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended June 30:

	2014	2013
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$50,166	$50,981
Adjustment to fully taxable equivalent basis	814	1,030
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	50,980	52,011
Interest expense	4,783	5,283
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$46,197	$46,728

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the three months ended June 30:

	2014			2013
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,184	$2	0.19%	$2,954	$2	0.27%
Tax-free investment securities (e)	10,626	98	3.70	84	2	7.41
Taxable investment securities	1,361,353	7,908	2.33	1,327,714	7,349	2.22
Loans, net of unearned income (b)(c)	4,299,228	42,972	4.01	4,262,773	44,658	4.20
Total interest-earning assets	5,675,391	50,980	3.60	5,593,525	52,011	3.73
Noninterest-earning assets:
Cash	72,830			73,123
Allowance for credit losses	(56,151)			(64,333)
Other assets	539,195			569,028
Total noninterest-earning assets	555,874			577,818
Total Assets	$6,231,265			$6,171,343
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$639,313	$50	0.03%	$689,644	$65	0.04%
Savings deposits (d)	1,872,863	570	0.12	1,940,868	762	0.16
Time deposits	1,113,859	2,796	1.01	1,216,403	3,180	1.05
Short-term borrowings	651,450	477	0.29	445,249	287	0.26
Long-term debt	210,703	890	1.69	221,310	989	1.79
Total interest-bearing liabilities	4,488,188	4,783	0.43	4,513,474	5,283	0.47
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	968,926			873,827
Other liabilities	51,138			46,847
Shareholders’ equity	723,013			737,195
Total noninterest-bearing funding sources	1,743,077			1,657,869
Total Liabilities and Shareholders’ Equity	$6,231,265			$6,171,343
Net Interest Income and Net Yield on Interest-Earning Assets		$46,197	3.26%		$46,728	3.35%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $1,555 for the three months ended June 30, 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended June 30, 2014 compared with June 30, 2013:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$—	$1	$(1)
Tax-free investment securities	96	195	(99)
Taxable investment securities	559	185	374
Loans	(1,686)	382	(2,068)
Total interest income (b)	(1,031)	763	(1,794)
Interest-bearing liabilities:
Interest-bearing demand deposits	(15)	(5)	(10)
Savings deposits	(192)	(27)	(165)
Time deposits	(384)	(268)	(116)
Short-term borrowings	190	134	56
Long-term debt	(99)	(47)	(52)
Total interest expense	(500)	(213)	(287)
Net interest income	$(531)	$976	$(1,507)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

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

The table below provides a breakout of the provision for credit losses by loan category for the three months ended June 30:

	2014		2013
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,753	53%	$9,847	91%
Real estate construction	(187)	(6)	1,137	11
Residential real estate	660	20	922	8
Commercial real estate	464	14	(1,659)	(15)
Loans to individuals	627	19	527	5
Unallocated	—	—	26	—
Total	$3,317	100%	$10,800	100%
The provision for credit losses for the three months ended June 30, 2014 decreased in comparison to the three months ended June 30, 2013 by $7.5 million, or 69.3%. The majority of the 2014 provision expense is attributable to specific reserves for the commercial, financial and agricultural category, including $1.3 million in provision expense related to an $8.2 millionloan to an oil and gas servicing company. This loan was transferred to nonaccrual status during the first quarter and sold during the second quarter. In addition, specific reserves in this category have also increased due to a $4.3 million loan to an audio visual equipment distributor which was transferred into nonaccrual status during the second quarter of 2014. Offsetting these increases in provision expense was the release of approximately $2.7 million in reserves related to a $4.7 million commercial

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

relationship with a local developer which paid off during the quarter. For the second quarter of 2014, the negative provision expense for real estate construction, residential real estate and commercial real estate is a result of declines in both the level of criticized loans and historical loss rates for these loan categories. The level of provision expense in the second quarter of 2013 was primarily due to deterioration in the value of certain assets of a commercial relationship with a local developer which resulted in a net charge-off or $10.1 million.

Below is an analysis of the consolidated allowance for credit losses for the three months ended June 30, 2014 and 2013 and the year ended December 31, 2013:

	June 30, 2014	June 30, 2013	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$54,506	$62,262	$67,187
Loans charged off:
Commercial, financial, agricultural and other	6,258	13,683	18,399
Real estate construction	296	671	773
Residential real estate	640	321	1,814
Commercial real estate	157	694	10,513
Loans to individuals	752	767	3,679
Total loans charged off	8,103	16,136	35,178
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	336	136	455
Real estate construction	168	47	501
Residential real estate	79	89	1,264
Commercial real estate	235	11	136
Loans to individuals	187	243	633
Total recoveries	1,005	526	2,989
Net credit losses	7,098	15,610	32,189
Provision charged to expense	3,317	10,800	19,227
Balance, end of period	$50,725	$57,452	$54,225

Noninterest Income
The following table presents the components of noninterest income for the three months ended June 30, 2014:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,474	$1,608	$(134)	(8)%
Service charges on deposit accounts	4,141	3,815	326	9
Insurance and retail brokerage commissions	1,600	1,384	216	16
Income from bank owned life insurance	1,432	1,432	—	—
Card related interchange income	3,655	3,490	165	5
Other income	2,533	2,773	(240)	(9)
Subtotal	14,835	14,502	333	2
Net securities gains	2	4	(2)	(50)
Gain on sale of assets	2,165	425	1,740	409
Total noninterest income	$17,002	$14,931	$2,071	14%

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest income, excluding net securities gains and gain on sale of assets increased 0.3 million, or 2%, for the second quarter of 2014 compared to 2013. Total noninterest income increased $2.1 million, or 14% ,in comparison to the three months ended June 30, 2013. The most significant changes include a 1.7 million increase in gain on sale of assets due to the sale of an OREO property resulting in a gain of $2.0 million.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended June 30:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$21,897	$21,497	$400	2%
Net occupancy expense	3,283	3,221	62	2
Furniture and equipment expense	3,158	3,297	(139)	(4)
Data processing expense	1,542	1,503	39	3
Advertising and promotion expense	785	775	10	1
Pennsylvania shares tax expense	1,038	1,517	(479)	(32)
Intangible amortization	178	297	(119)	(40)
Collection and repossession expense	449	851	(402)	(47)
Other professional fees and services	691	948	(257)	(27)
FDIC insurance	1,051	1,084	(33)	(3)
Other operating expenses	4,720	4,822	(102)	(2)
Subtotal	38,792	39,812	(1,020)	(3)
Loss on sale or write-down of assets	745	343	402	117
Loss on redemption of subordinated debt	—	1,629	(1,629)	—
Furniture and equipment expense - related to IT conversion	2,091	—	2,091	N/A
Conversion related expenses	539	—	354	N/A
Operational losses (recoveries)	229	214	15	7%
Total noninterest expense	$42,396	$41,998	$213	1%

Noninterest expense, excluding loss on sale or write-down of assets, loss on redemption of subordinated debt, conversion related expenses and operational (recoveries) losses, decreased $1.0 million, or 3%, for the three months ended June 30, 2014 compared to the same period in 2013.

The 2014 decrease is largely attributable to a $0.4 million decrease in collection and repossession expenses due to improvements in the quality of the loan portfolio and a $0.5 million decrease in Pennsylvania shares tax as a result of changes in the Pennsylvania tax law and numerous cost saving initiatives implemented over the past year.

As previously noted, in 2013, First Commonwealth executed a contract with Jack Henry and Associates to license the Jack Henry and Associates SilverLake System core processing software and to outsource certain data processing services. A system conversion is expected to occur in August 2014 and will result in a total of approximately $12.0 million of conversion related charges. As of June 30, 2014, $9.6 million of these charges have been recognized, with the remaining $2.0 million projected for the third quarter of 2014. During the three months ended June 30, 2014, $2.1 million in accelerated depreciation and $0.5 million in other conversion related expenses were recognized.

As a result of the April 1, 2013 early redemption of $32.5 million in redeemable capital securities issued by First Commonwealth Capital Trust I, a loss of $1.6 million was recognized. This loss includes a $1.1 million prepayment penalty and
$0.5 million of unamortized deferred issuance costs. There were no similar expenses in 2014.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Income Tax
The provision for income taxes increased $2.7 million for the three months ended June 30, 2014, compared to the corresponding period in 2013. The higher provision for income taxes was primarily the result of a $8.8 million increase in the level of net income before tax.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income for the three months ended June 30, 2014 and 2013.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduce our tax rate below the 35% statutory rate produced an annual effective tax rate of 28.5% and 25.7% for the three months ended June 30, 2014 and 2013, respectively.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first six months of 2014, liquidity provided from the net increase in short-term borrowings totaled $219.3 million, while the maturity and redemption of investment securities provided $152.8 million This liquidity provided funds needed to originate loans and purchase investment securities.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of June 30, 2014, our maximum borrowing capacity under this program was $941.9 million and as of that date there was $185.6 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of June 30, 2014, our outstanding certificates of deposits from this program have an average weighted rate of 0.27% and an average original term of 181 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At June 30, 2014, the borrowing capacity under this program totaled $636.6 million and there were no amounts outstanding.
As of June 30, 2014, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $826.7 million in outstanding borrowings and $28.2 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of June 30, 2014, there are no amounts outstanding on this line.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,008,031	$912,361
Interest-bearing demand deposits	83,137	89,149
Savings deposits	2,387,628	2,506,631
Time deposits	981,625	1,095,722
Total	$4,460,421	$4,603,863
During the first six months of 2014, total deposits decreased $143.4 million due to a $114.1 million decrease in time deposits and a decrease of $125.0 million in interest-bearing and savings deposits, offset by a $95.7 million increase in noninterest-bearing deposits. The decrease in time deposits is due to a decline in wholesale certificates of deposits of $65.5 million coupled with a decline in core certificates of deposit of $48.6 million. Wholesale certificates can offer a more attractive source of incremental funding as they generally have a lower incremental cost of funds than traditional certificates of deposit funding. The decline in interest-bearing demand and savings deposits are partially due to the elimination in 2014 of several promotional interest rates as a means of standardizing rates in anticipation of the IT system conversion described earlier.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one-year period was 0.73 and 0.71 at June 30, 2014 and December 31, 2013, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. A lower level of rate sensitive assets to rate sensitive liabilities repricing in one year could indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. However, the gap analysis incorporates only the level of interest-earning assets and interest-bearing liabilities and not the sensitivity each has to changes in interest rates. The impact of the sensitivity to changes in interest rates is provided in the table below the gap analysis. The following is the gap analysis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,108,531	$213,314	$280,434	$2,602,279	$1,408,562	$284,650
Investments	86,474	162,336	197,663	446,473	532,364	404,155
Other interest-earning assets	5,151	—	—	5,151	—	—
Total interest-sensitive assets (ISA)	2,200,156	375,650	478,097	3,053,903	1,940,926	688,805
Certificates of Deposit	355,351	132,141	209,005	696,497	280,229	4,899
Other deposits	2,470,765	—	—	2,470,765	—	—
Borrowings	938,173	25,156	50,317	1,013,646	32,375	8,691
Total interest-sensitive liabilitites (ISL)	3,764,289	157,297	259,322	4,180,908	312,604	13,590
Gap	$(1,564,133)	$218,353	$218,775	$(1,127,005)	$1,628,322	$675,215
ISA/ISL	0.58	2.39	1.84	0.73	6.21	50.68
Gap/Total assets	24.83%	3.47%	3.47%	17.89%	25.85%	10.72%

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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2014	$(7,150)	$(3,208)	$13	$1,020
December 31, 2013	(8,878)	(4,355)	(833)	(646)
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point decline in interest rate scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the six months ended June 30, 2014 and 2013, the cost of our interest-bearing liabilities averaged 0.43% and 0.53%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.64% and 3.82%, respectively.
During the second quarter of 2014, the Company analyzed the assumptions used when estimating the volatility of our non-maturity deposits. As a result of this analysis, the duration of our nonmaturity deposits was determined to be 1.4 years longer than previously modeled and the repricing sensitivity was determined to 26 basis points less in a 100 basis point increase in interest rates. The impact of these updated assumptions on the June 30, 2014 sensitivity of net interest income is provided in the following table.

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
June 30, 2014 - Current Assumption	$(7,150)	$(3,208)	$13	$1,020
June 30, 2014 - Prior Assumption	(7,287)	(3,275)	(881)	(544)
Change	137	67	894	1,564
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $3.1 million at June 30, 2014 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first six months of 2014, 34 loans totaling $2.5 million were identified as troubled debt restructurings. Please refer to Note 9, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
There was continued improvement in the majority of the Company's credit metrics during the second quarter of 2014. The allowance for credit losses was $50.7 million at June 30, 2014 or 1.17% of total loans outstanding compared to 1.27% reported at December 31, 2013 and 1.36% at June 30, 2013. General reserves as a percentage of non-impaired loans were 1.04% at June 30, 2014 compared to 1.07% at December 31, 2013 and 1.15% at June 30, 2013. Nonperforming loan balances decreased $13.1 million during the first six months of 2014. Criticized loans totaled $157.4 million at June 30, 2014 and represented 4% of the loan portfolio. The level of criticized loans decreased as of June 30, 2014 when compared to December 31, 2013, by $5.0 million, or 3%. Delinquency on accruing loans for the same period increased $4.9 million, or 37%, the majority of which are commercial real estate and residential real estate loans.
The allowance for credit losses as a percentage of nonperforming loans was 109.59% as of June 30, 2014 compared to 91.31% at December 31, 2013 and 78.60% at June 30, 2013. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $6.1 million and general reserves of $44.7 million. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at June 30, 2014.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	June 30, 2014				December 31, 2013
	2014		2013
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$28,928		$41,767		$28,908
Troubled debt restructured loans on nonaccrual basis	6,793		17,519		16,980
Troubled debt restructured loans on accrual basis	10,566		13,811		13,495
Total nonperforming loans	$46,287		$73,097		$59,383
Loans past due in excess of 90 days and still accruing	$2,410		$2,648		$2,505
Other real estate owned	$7,817		$15,603		$11,728
Loans outstanding at end of period	$4,334,214		$4,229,752		$4,283,833
Average loans outstanding	$4,303,278	(a)	$4,242,800	(a)	$4,255,593	(b)
Nonperforming loans as a percentage of total loans	1.07%		1.73%		1.39%
Provision for credit losses	$6,548	(a)	$15,297	(a)	$19,227	(b)
Allowance for credit losses	$50,725		$57,452		$54,225
Net charge-offs	$10,048	(a)	$25,032	(a)	$32,189	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.47%		1.19%		0.76%
Provision for credit losses as a percentage of net charge-offs	65.17%	(a)	61.11%	(a)	59.73%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.17%		1.36%		1.27%
Allowance for credit losses as a percentage of nonperforming loans	109.59%		78.60%		91.31%

(a)	For the six-month period ended.

(b)	For the twelve-month period ended.

Nonperforming loans decreased $13.1 million to $46.3 million at June 30, 2014 compared to $59.4 million at December 31, 2013. This decrease can be primarily attributed to the payoff of five nonperforming loan relationships totaling $11.6 million and the sale of three nonperforming loans totaling $0.7 million. Offsetting these decreases was the addition of a $4.3 million commercial industrial loan to an audio visual equipment distributor.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,062,001	25%	$1,021,056	24%
Real estate construction	100,709	2	93,289	2
Residential real estate	1,238,791	29	1,262,718	30
Commercial real estate	1,306,752	30	1,296,472	30
Loans to individuals	625,961	14	610,298	14
Total loans and leases net of unearned income	$4,334,214	100%	$4,283,833	100%
During the six months ended June 30, 2014, loans increased $50.4 million or 1% compared to balances outstanding at December 31, 2013. Loan growth was experienced in all categories, except residential real estate. Impacting commercial financial and agricultural loans as well as commercial real estate loans was the opening in early 2014 of a new commercial business center in Cleveland as well as growth in direct middle market lending and syndications in Pennsylvania and contiguous states. Loans to Individuals increased due to growth in indirect auto lending.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The decline in the residential real estate category can be attributed to continued runoff in our mortgage portfolio since a traditional mortgage product has not been included in the loan portfolio in close to ten years. During the third quarter of 2014, the Company will expand its product line to include traditional mortgage products as it launches a new Mortgage division.
Net charge-offs for the six months ended June 30, 2014 totaled $10.0 million compared to $25.0 million for the six months ended June 30, 2013. The most significant charge-offs during the six months ended June 30, 2014 were $8.0 million recognized on two commercial loans and sixteen consumer loan relationships. During the six months ended June 30, 2013, the most significant charge-offs were a $5.3 million charge recognized on two commercial real estate loans and a $3.1 million charge-off recognized upon transfer of two loans to held for sale.

	For the Six Months Ended June 30, 2014			As of June 30, 2014
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,438	74.02%	0.35%	$25,416	54.91%	0.59%
Real estate construction	(41)	(0.40)	—	586	1.27	0.01
Residential real estate	1,412	14.05	0.07	11,042	23.85	0.25
Commercial real estate	42	0.42	—	8,902	19.23	0.21
Loans to individuals	1,197	11.91	0.05	341	0.74	0.01
Total loans, net of unearned income	$10,048	100.00%	0.47%	$46,287	100.00%	1.07%
As the above table illustrates, commercial, financial, agricultural and other and residential real estate loans represented a significant portion of the nonperforming loans as of June 30, 2014. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At June 30, 2014, shareholders’ equity was $724.5 million, an increase of $12.8 million from December 31, 2013. The increase was primarily the result of $24.2 million net income offset by $13.4 million of common stock repurchases, $13.2 million of dividends paid to shareholders and increases of $14.6 million in the fair value of available for sale investments. Cash dividends declared per common share were $0.14 and $0.11 for the six months ended June 30, 2014 and 2013, respectively.
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
Under current regulations, quantitative measures to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of June 30, 2014, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.
As of June 30, 2014, First Commonwealth was considered well-capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$671,322	13.46%	$398,956	8.00%
First Commonwealth Bank	648,257	12.98	399,460	8.00	$499,325	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$617,501	12.38%	$199,478	4.00%
First Commonwealth Bank	594,436	11.90	199,730	4.00	$299,595	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$617,501	10.19%	$242,494	4.00%
First Commonwealth Bank	594,436	9.87	240,891	4.00	$301,113	5.00%
During the first quarter of 2014, First Commonwealth completed share repurchase programs in the amount of $25.0 million and $50.0 million which were previously announced on January 29, 2013 and June 19, 2012, respectively. On February 19, 2014, First Commonwealth's Board of Directors authorized an additional $25.0 million common stock repurchase program. As of June 30, 2014, First Commonwealth has purchased 897,052 shares at an average price of $8.47 per share under this program. Under all three share repurchase programs, First Commonwealth purchased a total of 11,707,171 shares of common stock at an average price of $7.08 per share.
On July 22, 2014, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on August 15, 2014 to shareholders of record as of August 4, 2014. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. On both January 29, 2013 and February 19, 2014, additional share repurchase programs were authorized for up to $25.0 million each in shares of the Company’s common stock. The following table details the amount of shares repurchased under this program during the second quarter of 2014:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 30, 2014	194,046	$8.77	194,046	2,306,712
May 31, 2014	259,371	8.44	255,644	2,053,133
June 30, 2014	64,975	8.86	64,975	1,852,644
Total	518,392	$8.61	514,665

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $8.59 at April 30, 2014, $8.60 at May 31, 2014 and $9.22 at June 30, 2014.

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

101
The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: August 7, 2014	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: August 7, 2014	/s/ James R. Reske
James R. Reske Executive Vice President and Chief Financial Officer