Form 10-Q
period 2014-09-30
FIRST COMMONWEALTH FINANCIAL CORP /PA/
filed 2014-11-10
CIK 712537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of issuer’s common stock, $1.00 par value, as of November 6, 2014, was 91,722,649.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2014	December 31, 2013
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$78,696	$74,427
Interest-bearing bank deposits	5,374	3,012
Securities available for sale, at fair value	1,332,774	1,318,365
Other investments	50,994	35,444
Loans held for sale	1,305	—
Loans:
Portfolio loans	4,411,481	4,283,833
Allowance for credit losses	(50,784)	(54,225)
Net loans	4,360,697	4,229,608
Premises and equipment, net	66,278	67,940
Other real estate owned	7,751	11,728
Goodwill	159,371	159,956
Amortizing intangibles, net	781	1,311
Bank owned life insurance	176,500	174,372
Other assets	115,577	138,698
Total assets	$6,356,098	$6,214,861
Liabilities
Deposits (all domestic):
Noninterest-bearing	$995,014	$912,361
Interest-bearing	3,377,374	3,691,502
Total deposits	4,372,388	4,603,863
Short-term borrowings	1,034,967	626,615
Subordinated debentures	72,167	72,167
Other long-term debt	116,539	144,385
Total long-term debt	188,706	216,552
Other liabilities	50,553	56,134
Total liabilities	5,646,614	5,503,164
Shareholders’ Equity
Preferred stock, $1 par value per share, 3,000,000 shares authorized, none issued	—	—
Common stock, $1 par value per share, 200,000,000 shares authorized; 105,563,455 shares issued at September 30, 2014 and December 31, 2013, and 91,722,649 and 95,245,215 shares outstanding at September 30, 2014 and December 31, 2013, respectively	105,563	105,563
Additional paid-in capital	365,576	365,333
Retained earnings	351,718	334,748
Accumulated other comprehensive loss, net	(9,676)	(20,588)
Treasury stock (13,840,806 and 10,318,240 shares at September 30, 2014 and December 31, 2013, respectively)	(103,697)	(73,359)
Total shareholders’ equity	709,484	711,697
Total liabilities and shareholders’ equity	$6,356,098	$6,214,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$43,200	$43,935	$128,490	$132,178
Interest and dividends on investments:
Taxable interest	7,118	8,280	21,632	22,708
Interest exempt from federal income taxes	104	1	172	3
Dividends	663	90	1,459	156
Interest on bank deposits	4	2	8	5
Total interest income	51,089	52,308	151,761	155,050
Interest Expense
Interest on deposits	2,974	3,750	9,897	11,948
Interest on short-term borrowings	662	362	1,608	869
Interest on subordinated debentures	578	584	1,715	2,548
Interest on other long-term debt	322	383	1,014	1,340
Total interest expense	4,536	5,079	14,234	16,705
Net Interest Income	46,553	47,229	137,527	138,345
Provision for credit losses	2,073	2,714	8,621	18,011
Net Interest Income after Provision for Credit Losses	44,480	44,515	128,906	120,334
Noninterest Income
Net securities gains	48	229	50	237
Trust income	1,678	1,406	4,587	4,677
Service charges on deposit accounts	4,099	4,227	12,032	11,443
Insurance and retail brokerage commissions	1,709	1,822	4,704	4,623
Income from bank owned life insurance	1,330	1,359	4,131	4,219
Gain on sale of assets	742	1,356	4,488	2,056
Card related interchange income	3,599	3,536	10,620	10,214
Other income	1,845	3,148	6,360	9,430
Total noninterest income	15,050	17,083	46,972	46,899
Noninterest Expense
Salaries and employee benefits	22,244	20,998	65,185	64,288
Net occupancy expense	3,180	3,274	9,969	10,130
Furniture and equipment expense	4,471	3,294	15,050	9,863
Data processing expense	1,583	1,492	4,593	4,511
Advertising and promotion expense	861	815	2,346	2,369
Pennsylvania shares tax expense	1,033	1,516	2,782	4,223
Intangible amortization	174	193	530	848
Collection and repossession expense	783	860	1,941	2,862
Other professional fees and services	1,050	848	2,777	2,765
FDIC insurance	926	1,178	3,026	3,312
Loss on redemption of subordinated debt	—	—	—	1,629
Conversion related expenses	783	65	1,676	65
Other operating expenses	4,480	5,512	13,976	16,632
Total noninterest expense	41,568	40,045	123,851	123,497
Income Before Income Taxes	17,962	21,553	52,027	43,736
Income tax provision	5,466	5,699	15,303	11,513
Net Income	$12,496	$15,854	$36,724	$32,223
Average Shares Outstanding	92,567,503	96,194,594	93,627,933	97,671,343
Average Shares Outstanding Assuming Dilution	92,578,701	96,208,545	93,632,783	97,675,352
Per Share Data:
Basic Earnings per Share	$0.13	$0.16	$0.39	$0.33
Diluted Earnings per Share	$0.13	$0.16	$0.39	$0.33
Cash Dividends Declared per Common Share	$0.07	$0.06	$0.21	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Income	$12,496	$15,854	$36,724	$32,223
Other comprehensive (loss) income, before tax benefit (expense):
Unrealized holding (losses) gains on securities arising during the period	(5,544)	(4,003)	16,863	(31,644)
Less: reclassification adjustment for gains on securities included in net income	(48)	(229)	(50)	(237)
Unrealized holding losses on derivatives arising during the period	(27)	—	(27)	—
Less: reclassification adjustment for losses on derivatives included in net income	1	—	1	—
Total other comprehensive (loss) income, before tax benefit (expense)	(5,618)	(4,232)	16,787	(31,881)
Income tax benefit (expense) related to items of other comprehensive (loss) income	1,964	1,485	(5,875)	11,153
Total other comprehensive (loss) income	(3,654)	(2,747)	10,912	(20,728)
Comprehensive Income	$8,842	$13,107	$47,636	$11,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2013	95,245,215	$105,563	$365,333	$334,748	$(20,588)	$(73,359)	$711,697
Net income				36,724			36,724
Other comprehensive income					10,912		10,912
Cash dividends declared ($0.21 per share)				(19,754)			(19,754)
Discount on dividend reinvestment plan purchases			(65)				(65)
Treasury stock acquired	(3,633,513)					(30,928)	(30,928)
Treasury stock reissued	21,960		35	—		157	192
Restricted stock	88,987	—	273	—		433	706
Balance at September 30, 2014	91,722,649	$105,563	$365,576	$351,718	$(9,676)	$(103,697)	$709,484

	Shares Outstanding	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders’ Equity
	(dollars in thousands, except share and per share data)
Balance at December 31, 2012	99,629,494	$105,563	$365,354	$315,608	$1,259	$(41,777)	$746,007
Net income				32,223			32,223
Other comprehensive loss					(20,728)		(20,728)
Cash dividends declared ($0.17 per share)				(16,630)			(16,630)
Discount on dividend reinvestment plan purchases			(84)				(84)
Treasury stock acquired	(4,168,088)					(30,001)	(30,001)
Treasury stock reissued	25,359		—	—		176	176
Restricted stock	58,000	—	68	2		323	393
Balance at September 30, 2013	95,544,765	$105,563	$365,338	$331,203	$(19,469)	$(71,279)	$711,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Operating Activities	(dollars in thousands)
Net income	$36,724	$32,223
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,621	18,011
Deferred tax expense	6,207	9,441
Depreciation and amortization	11,659	6,899
Net gains on securities and other assets	(3,137)	(892)
Net amortization of premiums and discounts on securities	1,610	278
Net accretion of premiums and discounts on long term debt	(37)	(88)
Income from increase in cash surrender value of bank owned life insurance	(3,904)	(4,219)
(Increase) decrease in interest receivable	(339)	1,807
Mortgage loans originated for sale	(3,810)	—
Proceeds from sale of mortgage loans	2,569	—
Decrease in interest payable	(476)	(1,297)
Increase (decrease) in income taxes payable	1,157	(1,093)
Decrease in prepaid FDIC insurance	—	9,205
Other-net	772	(2,434)
Net cash provided by operating activities	57,616	67,841
Investing Activities
Transactions with securities available for sale:
Proceeds from sales	132,868	671
Proceeds from maturities and redemptions	199,580	258,097
Purchases	(325,955)	(410,435)
Purchases of FHLB stock	(32,115)	(15,378)
Proceeds from the redemption of FHLB stock	16,565	9,902
Proceeds from bank owned life insurance	1,776	2,092
Proceeds from sale of loans	3,112	20,760
Proceeds from sale of other assets	11,314	10,880
Net increase in loans	(146,863)	(94,250)
Purchases of premises and equipment	(9,781)	(4,576)
Net cash used in investing activities	(149,499)	(222,237)
Financing Activities
Net increase (decrease) in federal funds purchased	3,500	(23,000)
Net increase in other short-term borrowings	404,852	218,401
Net (decrease) increase in deposits	(231,475)	59,945
Repayments of other long-term debt	(32,808)	(29,883)
Proceeds from other long-term debt	5,000	—
Repayments of subordinated debentures	—	(34,702)
Discount on dividend reinvestment plan purchases	(65)	(84)
Dividends paid	(19,754)	(16,630)
Proceeds from reissuance of treasury stock	192	176
Purchase of treasury stock	(30,928)	(29,553)
Net cash provided by financing activities	98,514	144,670
Net increase (decrease) in cash and cash equivalents	6,631	(9,726)
Cash and cash equivalents at January 1	77,439	102,982
Cash and cash equivalents at September 30	$84,070	$93,256

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
The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year of 2014. These interim financial statements should be read in conjunction with First Commonwealth’s 2013 Annual Report on Form 10-K.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.
Note 2 Supplemental Comprehensive Income Disclosures
The following table identifies the related tax effects allocated to each component of other comprehensive income (“OCI”) in the Condensed Consolidated Statements of Comprehensive Income. Reclassification adjustments related to securities available for sale are included in the "Net securities gains" line and reclassification adjustments related to losses on derivatives are included in the "Other operating expenses" line in the Condensed Consolidated Statements of Income.

	For the Nine Months Ended September 30,
	2014			2013
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the period	$16,863	$(5,902)	$10,961	$(31,644)	$11,070	$(20,574)
Reclassification adjustment for gains on securities included in net income	(50)	18	(32)	(237)	83	(154)
Total unrealized gains (losses) on securities	16,813	(5,884)	10,929	(31,881)	11,153	(20,728)
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	$(27)	$9	$(18)	$—	$—	$—
Reclassification adjustment for losses on derivatives included in net income	$1	$—	$1	$—	$—	$—
Total unrealized gains on derivatives	$(26)	$9	$(17)	$—	$—	$—
Total other comprehensive income (loss)	$16,787	$(5,875)	$10,912	$(31,881)	$11,153	$(20,728)

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2014			2013
	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pretax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses on securities arising during the period	$(5,544)	$1,938	$(3,606)	$(4,003)	$1,405	$(2,598)
Reclassification adjustment for gains on securities included in net income	(48)	17	(31)	(229)	80	(149)
Total unrealized losses on securities	(5,592)	1,955	(3,637)	(4,232)	1,485	(2,747)
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(27)	9	(18)	—	—	—
Reclassification adjustment for losses on derivatives included in net income	1	—	1	—	—	—
Total unrealized gains on derivatives	(26)	9	(17)	—	—	—
Total other comprehensive loss	$(5,618)	$1,964	$(3,654)	$(4,232)	$1,485	$(2,747)

The following table details the change in components of OCI for the nine months ended September 30:

	2014				2013
	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income	Securities Available for Sale	Post-Retirement Obligation	Derivatives	Accumulated Other Comprehensive Income
	(dollars in thousands)
Balance at December 31	$(20,868)	$280	$—	$(20,588)	$1,121	$138	$—	$1,259
Other comprehensive income (loss) before reclassification adjustment	10,961	—	(18)	10,943	(23,786)	—	—	(23,786)
Amounts reclassified from accumulated other comprehensive income (loss)	(32)	—	1	(31)	3,058	—	—	3,058
Net other comprehensive income (loss) during the period	10,929	—	(17)	10,912	(20,728)	—	—	(20,728)
Balance at September 30	$(9,939)	$280	$(17)	$(9,676)	$(19,607)	$138	$—	$(19,469)

Note 3 Supplemental Cash Flow Disclosures
The following table presents information related to cash paid during the period for interest as well as detail on non-cash investing and financing activities for the nine months ended September 30:

	2014	2013
	(dollars in thousands)
Cash paid during the period for:
Interest	$14,747	$18,115
Income taxes	7,700	3,080
Non-cash investing and financing activities:
Loans transferred to other real estate owned and repossessed assets	4,239	8,847
Loans transferred from held to maturity to held for sale	3,035	20,135
Gross increase (decrease) in market value adjustment to securities available for sale	16,812	(31,866)
Investments committed to purchase, not settled	1,000	—
Unsettled treasury stock repurchases	—	1,670

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Earnings per Share
The following table summarizes the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares issued	105,563,455	105,563,455	105,563,455	105,563,455
Average treasury stock shares	(12,836,692)	(9,184,715)	(11,773,187)	(7,715,455)
Average unearned nonvested shares	(159,260)	(184,146)	(162,335)	(176,657)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	92,567,503	96,194,594	93,627,933	97,671,343
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	11,198	13,951	4,850	4,009
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	92,578,701	96,208,545	93,632,783	97,675,352
The following table shows the number of shares and the price per share related to common stock equivalents that were not included in the computation of diluted earnings per share for the nine months ended September 30 because to do so would have been antidilutive.

	2014			2013
		Price Range			Price Range
	Shares	From	To	Shares	From	To
Stock Options	15,000	$14.55	$14.55	31,954	$10.46	$14.55
Restricted Stock	94,929	4.41	9.18	92,181	5.96	7.57
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
First Commonwealth’s maximum potential exposure is equal to its carrying value and is summarized in the table below:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Low Income Housing Limited Partnership Investments	$109	$207

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
The following table identifies the notional amount of those instruments at:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,644,486	$1,571,987
Financial standby letters of credit	29,379	38,121
Performance standby letters of credit	26,210	32,441
Commercial letters of credit	2,405	—

The notional amounts outstanding as of September 30, 2014 include amounts issued in 2014 of $0.3 million in financial standby letters of credit and $0.8 million in performance standby letters of credit. There were $0.2 million commercial letters of credit issued during 2014. A liability of $0.1 million has been recorded as of September 30, 2014 and December 31, 2013, which represents the estimated fair value of letters of credit issued. The fair value of letters of credit is estimated based on the unrecognized portion of fees received at the time the commitment was issued.
Unused commitments and letters of credit provide exposure to future credit loss in the event of nonperformance by the borrower or guaranteed parties. Management’s evaluation of the credit risk related to these commitments resulted in the recording of a liability of $2.9 million as of September 30, 2014 and $3.2 million as of December 31, 2013. The credit risk evaluation incorporated probability of default, loss given default and estimated utilization for the next twelve months for each loan category and the letters of credit.
Legal proceedings
Market Rate Savings IRA Litigation
McGrogan v. First Commonwealth Bank was filed as a class action on January 12, 2009, in the Court of Common Pleas of Allegheny County, Pennsylvania. The action alleges that First Commonwealth Bank (the “Bank”) promised class members a minimum interest rate of 8% on its IRA Market Rate Savings Account for as long as the class members kept their money on deposit in the IRA account. The class asserted that the Bank committed fraud, breached its modified contract with the class members, and violated the Pennsylvania Unfair Trade Practice and Consumer Protection Law ("UTPCPL") when it resigned as custodian of the IRA Market Rate Savings Accounts in 2008 and offered the class members a roll-over IRA account with a 3.5% interest rate. Plaintiffs sought monetary damages for the alleged breach of contract, punitive damages for the alleged fraud and Unfair Trade Practice and Consumer Protection Law violations and attorney’s fees. The court ruled that the IRA contract only guaranteed the 8% return until the 90-day or 18-month maturity of each instrument. The court granted class certification as to the breach of modified contract claim and denied class certification as to the fraud and Pennsylvania Unfair Trade Practice and Consumer Protection Law claims. The breach of contract claim was predicated upon a letter sent to customers in 1998 which reversed an earlier decision by the Bank to reduce the rate paid on the accounts. The letter stated, in relevant part, “This letter will serve as notification that a decision has been made to re-establish the rate on your account to eight percent (8)%. This rate will be retroactive to your most recent maturity date and will continue going forward on deposits presently in the account and on annual additions.” On August 30, 2012, the Court entered an order granting the Bank’s motion for summary judgment and dismissed the class action claims. The Court found that the Bank retained the right to resign as custodian of the accounts and that the act of resigning as custodian and closing the accounts did not breach the terms of the underlying IRA contract. On appeal, the Superior Court affirmed the denial of class certification to the claims of fraud in the execution and violation of the UTPCPL. The Superior Court found that none of the other issues were ripe for appeal. Jurisdiction was returned to the Court of Common Pleas where the individual fraud and UTPCPL claims of Mr. and Mrs. McGrogan are pending. Plaintiffs filed their pretrial statement on June 16, 2014, seeking $0.5 million in damages for the McGrogans and $0.8 million for their adult children beneficiaries. The Bank considers these damage claims exaggerated and otherwise invalid. The Bank has filed a

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

motion for summary judgment, which was granted as to the claims of the adult children beneficiaries. The case is scheduled for trial on January 20, 2015.

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

The 36 plaintiffs who have filed individual actions held Market Rate Savings IRA balances totaling approximately $4 million at the time of the Bank’s resignation as custodian of the IRAs in 2008-09. The average age of the plaintiffs at that time was 62.

The Bank filed preliminary objections to the three new complaints. On July 22, 2014 the court issued an order permitting the three new cases to proceed only on theories of fraud in the execution and violation of the UTPCPL based on fraud in the execution and dismissing the claims for fraud in the inducement, breach of fiduciary duty and promissory estoppel with prejudice. Discovery in the three actions is beginning.

At this time, the Bank believes the claims are without merit.
Other matters
In 2013, First Commonwealth identified an error related to historical tax reporting for approximately 700-900 customers, resulting in the establishment of a $0.8 million contingency reserve. During the second quarter of 2014, a settlement in the amount of $0.4 million was reached with one taxing authority, while resolution with another taxing authority continues. Based on the settlement reached, management's best estimate of the remaining liability for this issue is $0.1 million. As a result, in addition to the settlement amount, $0.3 million of the contingency reserve was reversed during the second quarter of 2014. The contingency reserve is included in “Other liabilities” in the Condensed Consolidated Statements of Financial Condition.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Investment Securities
Below is an analysis of the amortized cost and estimated fair values of securities available for sale at:

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$21,780	$2,617	$(10)	$24,387	$22,639	$2,624	$(59)	$25,204
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	987,530	11,642	(16,414)	982,758	1,009,519	12,531	(27,163)	994,887
Mortgage-Backed Securities – Commercial	79	2	—	81	104	1	—	105
Other Government-Sponsored Enterprises	269,177	—	(1,460)	267,717	267,971	81	(1,927)	266,125
Obligations of States and Political Subdivisions	19,421	251	(3)	19,669	80	—	—	80
Corporate Securities	6,685	601	—	7,286	6,693	328	—	7,021
Pooled Trust Preferred Collateralized Debt Obligations	41,971	248	(12,763)	29,456	42,040	—	(18,517)	23,523
Total Debt Securities	1,346,643	15,361	(30,650)	1,331,354	1,349,046	15,565	(47,666)	1,316,945
Equities	1,420	—	—	1,420	1,420	—	—	1,420
Total Securities Available for Sale	$1,348,063	$15,361	$(30,650)	$1,332,774	$1,350,466	$15,565	$(47,666)	$1,318,365

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
The amortized cost and estimated fair value of debt securities available for sale at September 30, 2014, by contractual maturity, are shown below.

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due within 1 year	$2,600	$2,600
Due after 1 but within 5 years	266,577	265,117
Due after 5 but within 10 years	11,224	11,373
Due after 10 years	56,853	45,038
	337,254	324,128
Mortgage-Backed Securities (a)	1,009,389	1,007,226
Total Debt Securities	$1,346,643	$1,331,354

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)
Mortgage Backed Securities include an amortized cost of $21.8 million and a fair value of $24.4 million for Obligations of U.S. Government agencies issued by Ginnie Mae and an amortized cost of $987.6 million and a fair value of $982.8 million for Obligations of U.S. Government-sponsored enterprises issued by Fannie Mae and Freddie Mac.

Proceeds from sales, gross gains (losses) realized on sales, maturities and other-than-temporary impairment charges related to securities available for sale were as follows for the nine months ended September 30:

	2014	2013
	(dollars in thousands)
Proceeds from sales	$132,868	$671
Gross gains (losses) realized:
Sales Transactions:
Gross gains	$489	$233
Gross losses	(441)	—
	48	233
Maturities and impairment
Gross gains	2	4
Gross losses	—	—
Other-than-temporary impairment	—	—
	2	4
Net gains and impairment	$50	$237

During the third quarter of 2014, $132.9 million million in available for sale securities were sold as part of a strategy to protect the Company's net interest margin from the effects of a prolonged low interest rate enviroment. Proceeds from the investment sales were reinvested into like securities with a slightly longer duration and higher yield. The overall effect was to increase the yield on the investment portfolio by 7 basis points, while only extending the overall duration of the entire portfolio by 2.4 months.
Securities available for sale with an estimated fair value of $547.1 million and $594.9 million were pledged as of September 30, 2014 and December 31, 2013, respectively, to secure public deposits and for other purposes required or permitted by law.
Note 8 Impairment of Investment Securities
Securities Available for Sale
As required by FASB ASC Topic 320, “Investments – Debt and Equity Securities,” credit related other-than-temporary impairment on debt securities is recognized in earnings while non-credit related other-than-temporary impairment on debt securities not expected to be sold is recognized in OCI. During the nine months ended September 30, 2014 and 2013, no other-than-temporary impairment charges were recognized.
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
The following table presents the gross unrealized losses and estimated fair values at September 30, 2014 by investment category and time frame for which securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities – Residential	$2,862	$(10)	$—	$—	$2,862	$(10)
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities – Residential	$282,378	$(1,311)	$397,581	$(15,103)	$679,959	$(16,414)
Other Government-Sponsored Enterprises	159,666	(434)	105,451	(1,026)	265,117	(1,460)
Obligations of States and Political Subdivisions	1,582	(3)	—	—	1,582	(3)
Pooled Trust Preferred Collateralized Debt Obligations	—	—	24,957	(12,763)	24,957	(12,763)
Total Securities Available for Sale	$446,488	$(1,758)	$527,989	$(28,892)	$974,477	$(30,650)

At September 30, 2014, fixed income securities issued by U.S. Government-sponsored enterprises comprised 58% of total unrealized losses due to changes in market interest rates. Pooled trust preferred collateralized debt obligations accounted for 42% of the unrealized losses due to changes in market interest rates and the illiquid market for this investment type. There were no equity securities in an unrealized loss position at September 30, 2014.
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
As of September 30, 2014, our corporate securities had an amortized cost and an estimated fair value of $6.7 million and $7.3 million, respectively, and were comprised of single issue trust preferred securities issued primarily by large regional banks. As of December 31, 2013, the same portion of the portfolio had an amortized cost of $6.7 million and an estimated fair value of $7.0 million. There were no corporate securities in an unrealized loss position as of September 30, 2014 and December 31, 2013. When unrealized losses exist on these investments, management reviews each of the issuer’s asset quality, earnings trends and capital position, to determine whether issues in an unrealized loss position were other-than-temporarily impaired. All interest payments on the corporate securities are being made as contractually required.
As of September 30, 2014, the book value of our pooled trust preferred collateralized debt obligations totaled $42.0 million with an estimated fair value of $29.5 million, which includes securities comprised of 282 banks and other financial institutions. All of our pooled securities are mezzanine tranches, four of which now have no senior class remaining in the issue. The credit rating on all of our issues are below investment grade. At the time of initial issue, the subordinated tranches ranged in size from approximately 7% to 35% of the total principal amount of the respective securities and no more than 5% of any pooled

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

security consisted of a security issued by any one institution. As of September 30, 2014, after taking into account management’s best estimates of future interest deferrals and defaults, five of our securities had no excess subordination in the tranches we own and five of our securities had excess subordination which ranged from 2% to 43% of the current performing collateral.

The following table provides information related to our pooled trust preferred collateralized debt obligations as of September 30, 2014:

Deal	Class	Book Value	Estimated Fair Value	Unrealized Gain (Loss)	Moody’s/ Fitch Ratings	Number of Banks	Deferrals and Defaults as a % of Current Collateral	Excess Subordination as a % of Current Performing Collateral
(dollars in thousands)
Pre TSL IV	Mezzanine	$1,830	$1,327	$(503)	B1/BB	6	18.05%	41.28%
Pre TSL V	Mezzanine	59	127	68	C/-	3	100.00	—
Pre TSL VII	Mezzanine	2,723	2,864	141	Ca/-	14	54.14	—
Pre TSL VIII	Mezzanine	1,956	1,332	(624)	C/C	29	59.12	—
Pre TSL IX	Mezzanine	2,331	1,453	(878)	B3/C	40	26.45	2.23
Pre TSL X	Mezzanine	1,469	1,508	39	Caa1/C	45	31.95	—
Pre TSL XII	Mezzanine	5,484	3,455	(2,029)	B3/C	66	25.53	—
Pre TSL XIII	Mezzanine	12,403	8,536	(3,867)	Caa1/C	58	20.94	23.85
Pre TSL XIV	Mezzanine	13,277	8,477	(4,800)	Caa1/C	56	27.42	43.02
MMCap I	Mezzanine	439	377	(62)	Ca/C	11	59.24	19.70
Total		$41,971	$29,456	$(12,515)
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
On a quarterly basis we evaluate our debt securities for other-than-temporary impairment. During the three and nine months ended September 30, 2014 and 2013, there were no credit related other-than-temporary impairment charges recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of other-than-temporary impairment. The credit related portion is recognized in earnings and represents the difference between book value and the present value of future cash flows. The non-credit related portion is recognized in OCI and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related other-than-temporary impairment for these securities.
Additional information related to the discounted cash flow analysis follows:
Our pooled trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of FASB ASC Topic 325 by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at September 30, 2014. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for each of the 282 banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business, its years of operating history, corporate structure, loan composition, loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. Our analysis focuses on profitability, return on assets, shareholders’ equity, net interest margin, credit quality ratios, operating efficiency, capital adequacy and liquidity.

•
Probability of Default – A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults on our expected cash flows. Each bank in the collateral pool is assigned a probability of default for each year until maturity. Currently, any bank that is in default is assigned a 100% probability of default and a 0% projected recovery rate. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators with a 10% projected recovery rate. For the majority of banks currently in deferral we assume the bank continues to defer and will eventually default and, therefore, a 100% probability of default is assigned. However, for some deferring collateral there is the possibility that they become current on interest or principal payments at some point in the future and in those cases a probability that the deferral will ultimately cure is assigned. The probability of default is updated quarterly. As of September 30, 2014, default probabilities for performing collateral ranged from 0.33% to 75%.

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
Our cash flow analysis as of September 30, 2014, indicates that no credit related other-than-temporary impairment has occurred on our pooled trust preferred securities during the nine months ended September 30, 2014. Based upon the analysis performed by management, it is probable that five of our pooled trust preferred securities will experience principal and interest shortfalls and therefore appropriate other-than-temporary charges were recorded in prior periods. These securities are identified in the table on page 16 with 0% “Excess Subordination as a Percentage of Current Performing Collateral.” For the remaining securities listed in that table, our analysis as of September 30, 2014 indicates it is probable that we will collect all contractual principal and interest payments. For four of those securities, PreTSL IX, PreTSL XIII, PreTSL XIV and MMCap I, other-than-temporary impairment charges were recorded in prior periods, however, due to improvement in the expected cash flows of these securities, it is now probable that all contractual payments will be received.
During 2008, 2009 and 2010, other-than-temporary impairment charges were recognized on all of our pooled trust preferred securities, except for PreTSL IV. Our cash flow analysis as of September 30, 2014, for all of these impaired securities indicates that it is now probable we will collect principal and interest in excess of what was estimated at the time other-than-temporary impairment charges were recorded. This change can be attributed to improvement in the underlying collateral for these securities and has resulted in the present value of estimated future principal and interest payments exceeding the securities current book value. The excess for each bond of the present value of future cash flows over our current book value ranges from 22% to 154% and will be recognized as an adjustment to yield over the remaining life of these securities. The excess subordination recognized as an adjustment to yield are reflected in the following table as increases in cash flows expected to be collected.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Balance, beginning (a)	$26,842	$42,699	$27,543	$43,274
Credit losses on debt securities for which other-than-temporary impairment was not previously recognized	—	—	—	—
Additional credit losses on debt securities for which other-than-temporary impairment was previously recognized	—	—	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the security (b)	(288)	(1,326)	(989)	(1,901)
Balance, ending	$26,554	$41,373	$26,554	$41,373

(a)	The beginning balance represents credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.

(b)	Represents the increase in cash flows recognized in interest income during the period.
In the first nine months of 2014 and 2013, no other-than-temporary impairment charges were recorded on equity securities. On a quarterly basis, management evaluates equity securities for other-than-temporary impairment by reviewing the severity and duration of decline in estimated fair value, research reports, analysts’ recommendations, credit rating changes, news stories, annual reports, regulatory filings, impact of interest rate changes and other relevant information. As of September 30, 2014 and 2013, there are no equity securities in an unrealized loss position.
Other Investments
As a member of the Federal Home Loan Bank (“FHLB”), First Commonwealth is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. The level of stock required to be held is dependent on the amount of First Commonwealth's mortgage related assets and outstanding borrowings with the FHLB. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is unlike other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2014 and December 31, 2013, our FHLB stock totaled $51.0 million and $35.4 million, respectively and is included in “Other investments” on the Condensed Consolidated Statements of Financial Condition.
Beginning in July 2013, the FHLB began repurchasing 100% of a member's excess stock on a monthly basis. In the months prior to that in 2013, the FHLB repurchased the lessor of 5% of the members' total capital stock outstanding or its total excess capital stock on a quarterly basis. As a result, during the nine months ended September 30, 2014 and 2013, $16.6 million and $9.9 million, respectively, of the stock owned by First Commonwealth was repurchased. The FHLB repurchased stock and paid dividends in 2014 and 2013, however, decisions regarding any future repurchase of excess capital stock and dividend payments will be made by the FHLB on an ongoing basis.
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
After evaluating all of these considerations, First Commonwealth concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the nine months ended September 30, 2014. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Loans and Allowance for Credit Losses
The following table provides outstanding balances related to each of our loan types:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,071,531	$1,021,056
Real estate construction	115,788	93,289
Residential real estate	1,234,842	1,262,718
Commercial real estate	1,345,302	1,296,472
Loans to individuals	644,018	610,298
Total loans and leases net of unearned income	$4,411,481	$4,283,833
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
The use of creditworthiness categories to grade loans permits management’s use of migration analysis to estimate a portion of credit risk. The Company’s internal creditworthiness grading system provides a measurement of credit risk based primarily on an evaluation of the borrower’s cash flow and collateral. Movement between these rating categories provides a predictive measure of credit losses and therefore assists in determining the appropriate level for the loan loss reserves. Category ratings are reviewed each quarter, at which time management analyzes the results, as well as other external statistics and factors related to loan performance. Loans that migrate towards higher risk rating levels generally have an increased risk of default, whereas loans that migrate toward lower risk ratings generally will result in a lower risk factor being applied to those related loan balances.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables represent our credit risk profile by creditworthiness:

	September 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$996,609	$106,989	$1,223,231	$1,301,447	$643,756	$4,272,032
Non-Pass
OAEM	40,620	8,222	1,874	25,009	—	75,725
Substandard	30,382	577	9,737	18,846	262	59,804
Doubtful	3,920	—	—	—	—	3,920
Total Non-Pass	74,922	8,799	11,611	43,855	262	139,449
Total	$1,071,531	$115,788	$1,234,842	$1,345,302	$644,018	$4,411,481

	December 31, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Total
	(dollars in thousands)
Pass	$943,107	$79,679	$1,245,422	$1,243,170	$610,094	$4,121,472
Non-Pass
OAEM	35,429	9,710	5,161	28,823	1	79,124
Substandard	42,520	3,900	12,135	24,479	203	83,237
Doubtful	—	—	—	—	—	—
Total Non-Pass	77,949	13,610	17,296	53,302	204	162,361
Total	$1,021,056	$93,289	$1,262,718	$1,296,472	$610,298	$4,283,833
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
Criticized loans have been evaluated when determining the appropriateness of the allowance for credit losses, which we believe is adequate to absorb losses inherent to the portfolio as of September 30, 2014. However, changes in economic conditions, interest rates, borrower financial condition, delinquency trends or previously established fair values of collateral factors could significantly change those judgmental estimates.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Age Analysis of Past Due Loans by Segment
The following tables delineate the aging analysis of the recorded investments in past due loans as of September 30, 2014 and December 31, 2013. Also included in these tables are loans that are 90 days or more past due and still accruing because they are well-secured and in the process of collection.

	September 30, 2014
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$467	$165	$267	$18,847	$19,746	$1,051,785	$1,071,531
Real estate construction	—	—	—	291	291	115,497	115,788
Residential real estate	6,371	1,636	778	8,286	17,071	1,217,771	1,234,842
Commercial real estate	2,162	75	—	6,408	8,645	1,336,657	1,345,302
Loans to individuals	3,797	1,105	1,329	261	6,492	637,526	644,018
Total	$12,797	$2,981	$2,374	$34,093	$52,245	$4,359,236	$4,411,481

	December 31, 2013
	30 - 59 days past due	60 - 89 days past due	90 days and greater and still accruing	Nonaccrual	Total past due and nonaccrual	Current	Total
	(dollars in thousands)
Commercial, financial, agricultural and other	$594	$319	$185	$23,631	$24,729	$996,327	$1,021,056
Real estate construction	—	—	—	2,567	2,567	90,722	93,289
Residential real estate	4,002	524	1,041	10,520	16,087	1,246,631	1,262,718
Commercial real estate	1,199	23	13	8,966	10,201	1,286,271	1,296,472
Loans to individuals	2,895	990	1,266	204	5,355	604,943	610,298
Total	$8,690	$1,856	$2,505	$45,888	$58,939	$4,224,894	$4,283,833
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

Nonperforming loans decreased $14.1 million during the nine months ended September 30, 2014. Contributing to this decrease was the sale of four real estate construction loans totaling $3.0 million and the payoff of six loans totaling $12.5 million. The payoffs included a $4.7 million commercial relationship to a local developer, a $3.1 million commercial real estate loan with a non-profit organization in western Pennsylvania, a $2.9 million commercial real estate loan to a real estate investor in western Pennsylvania, a $0.9 million residential real estate loan in western Pennsylvania, a $0.6 million commercial relationship with a western Pennsylvania glass manufacturer and a $0.3 million commercial real estate loan with a western Pennsylvania real estate investor. Additionally, net charge-offs recognized during the nine-months ended September 30, 2014 totaled $12.1 million including $5.8 million for a commercial industrial loan relationship with a gas drilling business that operated in western Pennsylvania with headquarters in Louisiana and $0.6 million for a commercial loan in western Pennsylvania. The remaining charge-offs were individually for amounts of $0.5 million or less.

Offsetting the previously noted decreases in nonperforming loans is a total of $19.8 million in loans which were moved into nonaccrual status during the nine months ended September 30, 2014, the majority of which relates to a $4.3 million commercial industrial relationship with an audio visual equipment distributor, a $0.7 million commercial real estate relationship with a personal care facility in western Pennsylvania, and a $0.7 million commercial real estate relationship with a western Pennsylvania funeral home. In addition to this, $3.2 million in consumer loans which were 150 days or more past due were moved to nonaccrual status.
The specific allowance for nonperforming loans decreased by $4.2 million at September 30, 2014 compared to December 31, 2013, primarily due to the charge-offs noted on the previously mentioned loans offset by specific reserves recognized on the loans transferred into nonaccrual status. Unfunded commitments related to nonperforming loans were $0.4 million at September 30, 2014 and after consideration of available collateral related to these commitments, a reserve of $14 thousand was established was established for these off balance sheet exposures.
There were $1.3 million loans held for sale at September 30, 2014, all of which were 1-4 family residential loans originated through our recently launched mortgage business. There were no loans held for sale at December 31, 2013. Sales of loans during the nine months ended September 30, 2014 and 2013 resulted in gains of $0.1 million and $0.6 million, respectively.
Significant nonaccrual loans as of September 30, 2014, include the following:

•
$10.6 million relationship of commercial industrial loans to a local energy company. These loans were originated from 2008 to 2011 and were placed in nonaccrual status during the third quarter of 2013. One of these loans, totaling $2.7 million, was modified, resulting in TDR classification in the second quarter of 2012. A second of these loans, totaling $0.3 million, was modified, resulting in TDR classification in the first quarter of 2013. During the nine months ended September 30, 2014, chargeoffs of $0.5 million related to this relationship were recorded. A valuation of the collateral was completed during the third quarter of 2013, with updates to significant inputs completed in June 2014.

•
$3.9 million in commercial industrial loans to an audio visual equipment distributor. These loans were originated in 2008 and refinanced by the Company in 2013. In the second quarter of 2014, the loans were placed on nonaccrual status. An updated valuation of the collateral was completed during the second quarter of 2014.

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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance amount, if applicable, as of September 30, 2014 and December 31, 2013. Also presented are the average recorded investment in impaired loans and the related amount of interest recognized while the loan was considered impaired. Average balances are calculated using month-end balances of the loans for the period reported and are included in the table below based on its period-end allowance position.

	September 30, 2014			December 31, 2013
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$10,833	$12,207		$6,752	$7,649
Real estate construction	291	867		3,486	6,664
Residential real estate	10,093	11,171		9,333	9,952
Commercial real estate	8,358	9,887		13,606	14,719
Loans to individuals	348	456		289	307
Subtotal	29,923	34,588		33,466	39,291
With an allowance recorded:
Commercial, financial, agricultural and other	13,802	14,192	4,271	21,482	22,082	7,364
Real estate construction	—	—	—	414	737	94
Residential real estate	1,445	1,579	332	3,533	3,585	1,282
Commercial real estate	87	88	29	488	612	84
Loans to individuals	—	—	—	—	—	—
Subtotal	15,334	15,859	4,632	25,917	27,016	8,824
Total	$45,257	$50,447	$4,632	$59,383	$66,307	$8,824

	For the Nine Months Ended September 30,
	2014		2013
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$15,209	$77	$14,482	$147
Real estate construction	1,506	19	5,390	—
Residential real estate	11,047	167	9,376	129
Commercial real estate	9,007	78	26,390	119
Loans to individuals	309	3	248	3
Subtotal	37,078	344	55,886	398
With an allowance recorded:
Commercial, financial, agricultural and other	11,944	125	15,552	46
Real estate construction	—	—	1,848	35
Residential real estate	1,178	12	3,001	24
Commercial real estate	90	3	5,628	1
Loans to individuals	—	—	—	—
Subtotal	13,212	140	26,029	106
Total	$50,290	$484	$81,915	$504

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30,
	2014		2013
	Average recorded investment	Interest Income Recognized	Average recorded investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance recorded:
Commercial, financial, agricultural and other	$10,973	$39	$14,000	$41
Real estate construction	295	1	2,340	—
Residential real estate	10,590	38	9,977	52
Commercial real estate	8,873	24	23,428	42
Loans to individuals	346	1	251	1
Subtotal	31,077	103	49,996	136
With an allowance recorded:
Commercial, financial, agricultural and other	14,140	48	10,370	16
Real estate construction	—	—	1,541	8
Residential real estate	1,406	3	3,349	10
Commercial real estate	88	2	5,371	1
Loans to individuals	—	—	—	—
Subtotal	15,634	53	20,631	35
Total	$46,711	$156	$70,627	$171

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
The following table provides detail as to the total troubled debt restructured loans and total commitments outstanding on troubled debt restructured loans:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Troubled debt restructured loans
Accrual status	$11,164	$13,495
Nonaccrual status	6,783	16,980
Total	$17,947	$30,475
Commitments
Letters of credit	$—	$—
Unused lines of credit	974	452
Total	$974	$452
At September 30, 2014, troubled debt restructured loans decreased $12.5 million compared to December 31, 2013, and commitments related to troubled debt restructured loans increased $0.5 million for the same period. This decrease in loans is primarily a result of the payoff of four commercial loans totaling $11.3 million, including a $4.7 million commercial relationship with a local real estate developer, a $3.1 million commercial real estate loan with a non-profit organization and a $2.9 million commercial real estate loan in western Pennsylvania. The increase in unused line of credit commitments is related to two commercial borrowers.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail, including specific reserves and reasons for modification, related to loans identified as troubled debt restructurings:

	For the Nine Months Ended September 30, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	2	$1,505	$—	$—	$1,505	$1,648	$27
Residential real estate	44	—	468	1,767	2,235	2,091	22
Commercial real estate	1	—	—	8	8	6	—
Loans to individuals	13	—	81	42	123	101	—
Total	60	$1,505	$549	$1,817	$3,871	$3,846	$49

	For the Nine Months Ended September 30, 2013
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Commercial, financial, agricultural and other	7	$2,969	$—	$105	$3,074	$1,041	$198
Residential real estate	32	347	350	1,552	2,249	1,924	274
Commercial real estate	6	758	244	1,551	2,553	2,484	1,062
Loans to individuals	12	9	70	28	107	83	—
Total	57	$4,083	$664	$3,236	$7,983	$5,532	$1,534
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the nine months ended September 30, 2014 and 2013, $0.5 million and $0.6 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2014 and 2013 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.

	For the Three Months Ended September 30, 2014
		Type of Modification
	Number of Contracts	Extend Maturity	Modify Rate	Modify Payments	Total Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve
	(dollars in thousands)
Residential real estate	24	$—	$164	$1,116	$1,280	$1,233	$2
Loans to individuals	3	—	8	15	23	20	—
Total	27	$—	$172	$1,131	$1,303	$1,253	$2

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended, September 30, 2013
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
The troubled debt restructurings included in the above tables are also included in the impaired loan tables provided earlier in this note. Loans defined as modified due to a change in rate may include loans that were modified for a change in rate as well as a reamortization of the principal and an extension of the maturity. For the three months ended September 30, 2014 and 2013, $0.1 million and $0.1 million, respectively, of total rate modifications represent loans with modifications to the rate as well as payment as a result of reamortization. For both 2014 and 2013 the changes in loan balances between the pre-modification balance and the post-modification balance are due to customer payments.
A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to default during the nine months ended September 30:

	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	3	$18	1	$9
Loans to individuals	—	—	2	9
Total	3	$18	3	$18

A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. The following table provides information related to restructured loans that were considered to default during the three months ended September 30:

	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars in thousands)
Residential real estate	1	$5	1	$9
Loans to individuals	—	—	1	5
Total	1	$5	2	$14

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide detail related to the allowance for credit losses:

	For the Nine Months Ended September 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$22,663	$6,600	$7,727	$11,778	$5,457	$—	$54,225
Charge-offs	(8,357)	(296)	(2,286)	(1,109)	(2,581)	—	(14,629)
Recoveries	625	469	420	432	621	—	2,567
Provision (credit)	4,773	1,331	(407)	1,453	1,471	—	8,621
Ending Balance	$19,704	$8,104	$5,454	$12,554	$4,968	$—	$50,784
Ending balance: individually evaluated for impairment	$4,271	$—	$332	$29	$—	$—	$4,632
Ending balance: collectively evaluated for impairment	15,433	8,104	5,122	12,525	4,968	—	46,152
Loans:
Ending balance	1,071,531	115,788	1,234,842	1,345,302	644,018		4,411,481
Ending balance: individually evaluated for impairment	23,773	199	6,854	6,890	—		37,716
Ending balance: collectively evaluated for impairment	1,047,758	115,589	1,227,988	1,338,412	644,018		4,373,765

	For the Nine Months Ended September 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$19,852	$8,928	$5,908	$22,441	$4,132	$5,926	$67,187
Charge-offs	(17,302)	(773)	(1,400)	(10,051)	(2,669)	—	(32,195)
Recoveries	345	140	883	121	465	—	1,954
Provision (credit)	12,038	(1,865)	446	4,318	2,266	808	18,011
Ending Balance	$14,933	$6,430	$5,837	$16,829	$4,194	$6,734	$54,957
Ending balance: individually evaluated for impairment	$4,889	$165	$1,377	$1,808	$—	$—	$8,239
Ending balance: collectively evaluated for impairment	10,044	6,265	4,460	15,021	4,194	6,734	46,718
Loans:
Ending balance	1,008,316	74,025	1,280,990	1,272,366	604,307		4,240,004
Ending balance: individually evaluated for impairment	25,620	4,028	9,794	25,197	—		64,639
Ending balance: collectively evaluated for impairment	982,696	69,997	1,271,196	1,247,169	604,307		4,175,365

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2014
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$21,956	$5,899	$6,125	$11,661	$5,084	$—	$50,725
Charge-offs	(498)	—	(551)	(812)	(1,019)	—	(2,880)
Recoveries	204	132	97	177	256	—	866
Provision (credit)	(1,958)	2,073	(217)	1,528	647	—	2,073
Ending Balance	$19,704	$8,104	$5,454	$12,554	$4,968	$—	$50,784

	For the Three Months Ended, September 30, 2013
	Commercial, financial, agricultural and other	Real estate construction	Residential real estate	Commercial real estate	Loans to individuals	Unallocated	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning Balance	$16,575	$8,246	$6,439	$16,128	$4,142	$5,922	$57,452
Charge-offs	(3,081)	(18)	(757)	(813)	(914)	—	(5,583)
Recoveries	81	81	71	13	128	—	374
Provision (credit)	1,358	(1,879)	84	1,501	838	812	2,714
Ending Balance	$14,933	$6,430	$5,837	$16,829	$4,194	$6,734	$54,957

The change in the unallocated portion of the allowance for credit losses comparing September 30, 2014 with September 30, 2013 is a result of the unallocated portion of the allowance for credit losses no longer being treated as a separate component of the allowance as of December 31, 2013. Instead it is incorporated into the reserve provided for each loan category. This portion of the allowance for credit losses reflects the qualitative or environmental factors that are probable to cause estimated credit losses to differ from historical loss experience.
Note 10 Income Taxes
At September 30, 2014 and December 31, 2013, First Commonwealth had no material unrecognized tax benefits or accrued interest and penalties. If applicable, First Commonwealth will record interest and penalties as a component of noninterest expense. Federal and state tax years 2011 through 2013 were open for examination as of September 30, 2014.
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

	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Inputs	Range / (weighted average)
Pooled Trust Preferred Securities	$29,456	Discounted Cash Flow	Probability of default	0% - 100% (18.02%)
			Prepayment rates	0% - 100% (6.61%)
			Discount rates	5.25% - 14.00% (a)
Equities	1,420	Par Value	N/A	N/A
Interest Rate Swap	—	Option model	Counterparty credit risk	3.69% - 6.82% (b)
Impaired Loans	5,934 (c)	Reserve study	Discount rate	10.00%
			Gas per MCF	$3.84 - $6.45 (d)
			Oil per BBL/d	$83.64 - $107.00 (d)
			NGL per gallon	$0.83 (d)
	113 (c)	Discounted Cash Flow	Discount Rate	9.00%
Other Real Estate Owned	190	Internal Valuation	N/A	N/A

(a)	incorporates spread over risk free rate related primarily to credit quality and illiquidity of securities.

(b)	represents the range of the credit spread curve used in valuation.

(c)	the remainder of impaired loans valued using Level 3 inputs are not included in this disclosure as the values of those loans are based on bankruptcy agreement documentation.

(d)	unobservable inputs are defined as follows: MCF - million cubic feet; BBL/d - barrels per day; NGL - natural gas liquid.
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
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Obligations of U.S. Government Agencies:
Mortgage-Backed Securities - Residential	$—	$24,387	$—	$24,387
Obligations of U.S. Government-Sponsored Enterprises:
Mortgage-Backed Securities - Residential	—	982,758	—	982,758
Mortgage-Backed Securities - Commercial	—	81	—	81
Other Government-Sponsored Enterprises	—	267,717	—	267,717
Obligations of States and Political Subdivisions	—	19,669	—	19,669
Corporate Securities	—	7,286	—	7,286
Pooled Trust Preferred Collateralized Debt Obligations	—	—	29,456	29,456
Total Debt Securities	—	1,301,898	29,456	1,331,354
Equities	—	—	1,420	1,420
Total Securities Available for Sale	—	1,301,898	30,876	1,332,774
Other Investments	—	50,994	—	50,994
Loans held for sale	—	1,305	—	1,305
Other Assets(a)	—	9,468	—	9,468
Total Assets	$—	$1,363,665	$30,876	$1,394,541
Other Liabilities(a)	$—	$9,047	$—	$9,047
Total Liabilities	$—	$9,047	$—	$9,047

(a)	Hedging and non-hedging interest rate derivatives

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

For the nine months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$23,523	$1,420	$—	$—	$24,943
Total gains or losses
Included in earnings	—	—	77	—	77
Included in other comprehensive income	7,266	—	—	—	7,266
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(3,112)	—	(3,112)
Settlements	(1,333)	—	—	—	(1,333)
Transfers into Level 3	—	—	3,035	—	3,035
Balance, end of period	$29,456	$1,420	$—	$—	$30,876

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
For the nine months ended September 30, 2014 and 2013, there were no transfers between fair value Levels 1 and 2. However, $3.0 million and $20.1 million of loans were transferred into Level 3 from Level 2 during the nine months ended September 30, 2014 and 2013, respectively, due to the loans being transferred to a held for sale status. The loans transferred and subsequently sold related to three nonperforming loan relationships for which this was determined to be the appropriate exit strategy. There were no gains or losses included in earnings for the periods presented that are attributable to the change in realized gains (losses) relating to assets held at September 30, 2014 and 2013.

For the three months ended September 30, changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	2014
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$28,154	$1,420	$—	$—	$29,574
Total gains or losses
Included in earnings	—	—	—	—	—
Included in other comprehensive income	1,470	—	—	—	1,470
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(168)	—	—	—	(168)
Balance, end of period	$29,456	$1,420	$—	$—	$30,876

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013
	Pooled Trust Preferred Collateralized Debt Obligations	Equities	Loans Held for Sale	Other Assets	Total
	(dollars in thousands)
Balance, beginning of period	$25,869	$1,420	$—	$—	27,289
Total gains or losses
Included in earnings	—	—	242	—	242
Included in other comprehensive income	1,716	—	—	—	1,716
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	(242)	—	(242)
Settlements	(2,128)	—	—	—	(2,128)
Balance, end of period	$25,457	$1,420	$—	$—	$26,877
For the three months ended September 30, 2014 and 2013, there were no transfers between fair value Levels 1 and 2. Additional proceeds from a loan sale in the second quarter of 2013 resulted in a $0.2 million gain for the three months ended September 30, 2013. There were no gains or losses included in earnings for periods presented that are attributable to the change in realized gains(losses) relating to assets held at September 30, 2014 and 2013.
The tables below present the balances of assets measured at fair value on a non-recurring basis at:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$27,037	$13,589	$40,626
Other real estate owned	—	8,119	190	8,309
Total Assets	$—	$35,156	$13,779	$48,935

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Impaired loans	$—	$36,903	$13,656	$50,559
Other real estate owned	—	12,752	172	12,924
Total Assets	$—	$49,655	$13,828	$63,483
The following gains(losses) were realized on the assets measured on a nonrecurring basis:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Impaired loans	$456	$(1,468)	$(1,291)	$(13,063)
Other real estate owned	(51)	(90)	(1,109)	(188)
Total losses	$405	$(1,558)	$(2,400)	$(13,251)
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
The fair value for other real estate owned determined by either an independent market based appraisal less estimated costs to sell or an executed sales agreement is classified as Level 2. The fair value for other real estate owned determined using an internal valuation is classified as Level 3. Other real estate owned has a book cost of $7.8 million as of September 30, 2014 and consisted primarily of commercial real estate properties in Pennsylvania. We review whether events and circumstances subsequent to a transfer to other real estate owned have occurred that indicate the balance of those assets may not be recoverable. If events and circumstances indicate further impairment we will record a charge to the extent that the carrying value of the assets exceed their fair values, less estimated cost to sell, as determined by valuation techniques appropriate in the circumstances.
Certain other assets and liabilities, including goodwill and core deposit intangibles, are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Additional information related to goodwill is provided in Note 13, “Goodwill.” There were no other assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2014.
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
Off-balance sheet instruments: Many of First Commonwealth’s off-balance sheet instruments, primarily loan commitments and standby letters of credit, are expected to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements. FASB ASC Topic 460, “Guarantees” clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The carrying amount and fair value for standby letters of credit was $0.1 million at September 30, 2014 and December 31, 2013, respectively. See Note 6, “Commitments and Contingent Liabilities,” for additional information.
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
The following table presents carrying amounts and fair values of First Commonwealth’s financial instruments:

	September 30, 2014
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$78,696	$78,696	$78,696	$—	$—
Interest-bearing deposits	5,374	5,374	5,374	—	—
Securities available for sale	1,332,774	1,332,774	—	1,301,898	30,876
Other investments	50,994	50,994	—	50,994	—
Loans held for sale	1,305	1,305	—	1,305	—
Loans	4,411,481	4,391,765	—	27,037	4,364,728
Financial liabilities
Deposits	4,372,388	4,376,654	—	4,376,654	—
Short-term borrowings	1,034,967	1,034,917	—	1,034,917	—
Long-term debt	116,539	117,655	—	117,655	—
Subordinated debt	72,167	62,714	—	—	62,714

	December 31, 2013
		Fair Value Measurements Using:
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Financial assets
Cash and due from banks	$74,427	$74,427	$74,427	$—	$—
Interest-bearing deposits	3,012	3,012	3,012	—	—
Securities available for sale	1,318,365	1,318,365	—	1,293,422	24,943
Other investments	35,444	35,444	—	35,444	—
Loans	4,283,833	4,321,847	—	36,903	4,284,944
Financial liabilities
Deposits	4,603,863	4,531,685	—	4,531,685	—
Short-term borrowings	626,615	626,603	—	626,603	—
Long-term debt	144,385	145,477	—	145,477	—
Subordinated debt	72,167	51,706	—	—	51,706
Note 12 Derivatives
Derivatives Not Designated as Hedging Instruments
First Commonwealth is a party to interest rate derivatives that are not designated as accounting hedges. These derivatives relate to interest rate swaps that First Commonwealth entered into with customers to allow customers to convert variable rate loans to a fixed rate. First Commonwealth pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. At the same time the interest rate swap is entered into with the customer, an offsetting interest rate swap is entered into with another financial institution. First Commonwealth pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount.

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
Derivatives Designated as Hedging Instruments
During the third quarter of 2014, the Company entered into two interest rate swap contracts which were designated as cash flow hedges. Both of the interest rate swaps have a notional amount of $50.0 million with a maturity of three years on one and four years on the other. The Company's risk management objective for these hedges is to reduce its exposure to variability in expected future cash flows related to interest payments on commercial loans benchmarked to the 1-month LIBOR rate. Therefore, the interest rate swaps convert the interest payments on the first $100.0 million of 1-month LIBOR based commercial loans into fixed rate payments.
The periodic net settlement of interest rate swaps is recorded as an adjustment to Interest and fees on loans in the Condensed Consolidated Statement of Income. For the three and nine months ended September 30, 2014, there was no impact on interest income as a result of these interest rate swaps. Changes in the fair value of the effective portion of cash flow hedges are reported in OCI. When the cash flows associated with the hedged item are realized, the gain or loss included in OCI is recognized in Interest and fees on loans, the same line item in the Condensed Consolidated Statement of Income as the income on the hedged items. The cash flow hedges were highly effective at September 30, 2014, and changes in the fair value attributed to hedge ineffectiveness were not material. There were no cash flow hedges at December 31, 2013.
The following table depicts the credit value adjustment recorded related to the notional amount of derivatives outstanding as well as the notional amount of risk participation agreements participated to other banks:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Derivatives not Designated as Hedging Instruments
Credit value adjustment	$252	$77
Notional Amount:
Interest rate derivatives	297,347	274,718
Interest rate caps	6,938	7,500
Risk participation agreements	113,296	82,197
Sold credit protection on risk participation agreements	(24,796)	(19,161)
Derivatives Designated as Hedging Instruments
Fair value adjustment	(26)	—
Notional Amount - Interest rate derivatives	100,000	—

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the amount representing the change in the fair value of derivative assets and derivative liabilities attributable to credit risk included in Other income on the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Non-hedging interest rate derivatives
Increase in other income	$137	$206	$147	$1,273
Hedging interest rate derivatives
Increase in interest and fees on loans	29	—	29	—
Increase in other expense	—	—	—	—
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
First Commonwealth is considered to be one reporting unit. The carrying amount of goodwill as of September 30, 2014 and December 31, 2013 was $159.4 million and $159.9 million, respectively. No impairment charges on goodwill or other intangible assets were incurred in 2014 or 2013. The $0.5 million decline in goodwill during the nine months ended September 30, 2014 represents the amount of goodwill included in the carrying value of the investment advisory business which was sold during the first quarter of 2014.
We test goodwill for impairment as of November 30th each year and again at any quarter-end if any material events occur during a quarter that may affect goodwill. An assessment of qualitative factors was completed as of September 30, 2014 and indicated that it is more likely than not that the fair value of First Commonwealth exceeds its carrying amount, therefore the two step goodwill impairment test was not considered necessary. The assessment of qualitative factors incorporated the results of the Step 1 goodwill impairment test completed as of November 30, 2013 as well as macroeconomic factors, industry and market considerations, the company’s overall financial performance, and other company specific events occurring since the completion of the November 30, 2013 test.
As of September 30, 2014, goodwill was not considered impaired; however, changing economic conditions that may adversely affect our performance, fair value of our assets and liabilities, or stock price could result in impairment, which could adversely affect earnings in future periods. Management will continue to monitor events that could impact this conclusion in the future.
Note 14 Subsequent Events
On October 1, 2014, the Company acquired Thompson/McLay Insurance Associates an Indiana, PA based insurance agency. The addition of Thompson/McLay provides access to approximately twelve new insurance carriers, allowing for greater scale and product offerings. Thompson/McLay will initially retain its name and operate as a division of First Commonwealth Insurance Agency.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 New Accounting Pronouncements

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

In May 2014, the FASB issued Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (Topic 860)," which requires two accounting changes. One changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and the other requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty in regards to repurchase financing arrangements, which will result in secured borrowing accounting for the repurchase agreement. The Update requires disclosure for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to economic return. The amendment also requires disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment will be effective for public entities for the first interim or annual period beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 1. Financial Statements and Supplementary Data
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)," which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. This amendment is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with earlier adoption permitted. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In August 2014, the FASB issued ASU No. 2014-14. "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." These amendments address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The ASU should be adopted either prospectively or on a modified retrospective basis. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Topic 205-40)," which requires management to evaluate, for each annual and interim period, whether conditions or events, considered in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies conditions or events that raise substantial doubt regarding an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. Certain footnote disclosures are required, the nature of which depends on if substantial doubt is alleviated as a result of consideration of management's plan. This amendment is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The adoption of this ASU is not expected to have a material impact on First Commonwealth’s financial condition or results of operations.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
This discussion and the related financial data are presented to assist in the understanding and evaluation of the consolidated financial condition and the results of operations of First Commonwealth Financial Corporation including its subsidiaries (“First Commonwealth”) for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q.
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

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We believe the presentation of net interest income on a fully taxable equivalent basis ensures comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income per the Condensed Consolidated Statements of Income is reconciled to net interest income adjusted to a fully taxable equivalent basis on page 43 and 50 for the three and nine months ended September 30, 2014 and 2013.
Results of Operations
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net Income
For the nine months ended September 30, 2014, First Commonwealth had net income of $36.7 million, or $0.39 per share, compared to net income of $32.2 million, or $0.33 per share, in the nine months ended September 30, 2013. The increase in net income was primarily the result of a reduction in the provision for credit losses, offset by declines in net interest income. Noninterest expense remained relatively flat, despite $7.3 million in IT conversion related expenses recognized during the nine months ended September 30, 2014.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $140.0 million in the first nine months of 2014, compared to $141.4 million for the same period in 2013. This decrease was primarily the result of $1.0 million in income recognized on other-than-temporarily impaired pooled trust preferred collateralized debt obligations that received non-recurring payments during the third quarter of 2013. These payments added two basis points to the net interest margin for the nine month period ending September 30, 2013. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income) at 75% for both the nine months ended September 30, 2014 and 2013.
The net interest margin, on a fully taxable equivalent basis, was 3.28% for the nine months ended September 30, 2014 compared to 3.41% for the nine months ended September 30, 2013. The 13 basis point decline can be attributed to the previously mentioned income on pooled trust preferred securities, rate decreases resulting from the repricing of our adjustable rate assets, lower replacement yields for the repayment or amortization of fixed rate assets as well as lower interest rates available on new investments and loans.

The taxable equivalent yield on interest-earning assets was 3.62% for the nine months ended September 30, 2014, a decrease of 19 basis points from the 3.81% yield for the same period in 2013. Growth in earning assets has helped to offset the spread compression, as average earning assets for the nine months ended September 30, 2014 increased $155.0 million, or 3%, compared to the comparable period in 2013. However, approximately 45% of the growth in earning assets for the period was generated by the investment portfolio, where purchases provide approximately 118 basis points less yield than the loan portfolio. Investment portfolio purchases during the nine months ended September 30, 2014 have been primarily in mortgage-related assets with approximate durations of 36-48 months and municipal securities with a duration of 10 years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.42% for the nine months ended September 30, 2014, compared to 0.50% for the same period in 2013.
For the nine months ended September 30, 2014 , changes in interest rates negatively impacted net interest income by $6.5 million when compared with the same period in 2013. The lower yield on interest-earning assets adversely impacted net interest income by $8.1 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $1.6 million. We have been able to partially mitigate the impact of lower interest rates and the effect on net interest income through improving the mix of deposits and borrowed funds, growing the loan portfolio and increasing our investment volumes within established interest rate risk management guidelines.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $5.1 million in the nine months ended September 30, 2014, as compared to the same period in 2013. Higher levels of interest-earning assets resulted in an increase of $4.2 million in interest income, while volume changes decreased interest expense by $0.8 million, primarily as the result of changes in long-term debt and time deposits, including brokered deposits.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Net interest income also benefited from a $91.9 million increase in average net free funds at September 30, 2014 as compared to September 30, 2013. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase of $84.4 million, or 9.7%, in noninterest-bearing demand deposit average balances as a result of marketing promotions aimed at attracting new and retaining existing ones. Additionally, higher cost time deposits continue to mature and reprice to lower cost customers certificates of deposit or other deposit alternatives. Average time deposits for the nine months ended September 30, 2014 decreased by $102.1 million compared to the comparable period in 2013.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the nine months ended September 30, 2014:

	2014	2013
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$151,761	$155,050
Adjustment to fully taxable equivalent basis	2,502	3,084
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	154,263	158,134
Interest expense	14,234	16,705
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$140,029	$141,429

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis, for the nine months ended September 30, 2014:

	2014			2013
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,113	$8	0.26%	$3,311	$5	0.20%
Tax-free investment securities (e)	8,998	265	3.94	84	4	7.39
Taxable investment securities	1,357,220	23,091	2.27	1,295,743	22,864	2.36
Loans, net of unearned income (b)(c)	4,331,807	130,899	4.04	4,248,048	135,261	4.26
Total interest-earning assets	5,702,138	154,263	3.62	5,547,186	158,134	3.81
Noninterest-earning assets:
Cash	71,589			72,008
Allowance for credit losses	(54,986)			(64,378)
Other assets	541,368			567,009
Total noninterest-earning assets	557,971			574,639
Total Assets	$6,260,109			$6,121,825
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$636,551	$150	0.03%	$675,498	$184	0.04%
Savings deposits (d)	1,875,064	1,745	0.12	1,939,660	2,326	0.16
Time deposits	1,065,458	8,002	1.00	1,167,593	9,438	1.08
Short-term borrowings	749,269	1,608	0.29	450,219	869	0.26
Long-term debt	208,818	2,729	1.75	239,166	3,888	2.17
Total interest-bearing liabilities	4,535,160	14,234	0.42	4,472,136	16,705	0.50
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	953,946			869,526
Other liabilities	52,001			48,020
Shareholders’ equity	719,002			732,143
Total noninterest-bearing funding sources	1,724,949			1,649,689
Total Liabilities and Shareholders’ Equity	$6,260,109			$6,121,825
Net Interest Income and Net Yield on Interest-Earning Assets		$140,029	3.28%		$141,429	3.41%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $4,648 for the nine months ended September 30, 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the nine months ended September 30, 2014 compared with September 30, 2013:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$3	$1	$2
Tax-free investment securities	261	493	(232)
Taxable investment securities	227	1,085	(858)
Loans	(4,362)	2,669	(7,031)
Total interest income (b)	(3,871)	4,248	(8,119)
Interest-bearing liabilities:
Interest-bearing demand deposits	(34)	(12)	(22)
Savings deposits	(581)	(77)	(504)
Time deposits	(1,436)	(825)	(611)
Short-term borrowings	739	582	157
Long-term debt	(1,159)	(493)	(666)
Total interest expense	(2,471)	(825)	(1,646)
Net interest income	$(1,400)	$5,073	$(6,473)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.
Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed or probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance, against which credit losses are charged.

The table below provides a breakout of the provision for credit losses by loan category for the nine months ended September 30:

	2014		2013
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$4,773	55%	$12,038	67%
Real estate construction	1,331	16	(1,865)	(10)
Residential real estate	(407)	(5)	446	2
Commercial real estate	1,453	17	4,318	24
Loans to individuals	1,471	17	2,266	13
Unallocated	—	—	808	4
Total	$8,621	100%	$18,011	100%
The provision for credit losses for the nine months ended September 30, 2014 decreased in comparison to the nine months ended September 30, 2013 by $9.4 million, or 52%, as a result of overall improvement in loan portfolio credit metrics. The majority of the 2014 provision expense, or $5.8 million, is attributable to specific reserves for an $8.2 million loan to an oil and gas servicing company, which was transferred to nonaccrual status during the first quarter of 2014. This loan was sold during the second quarter of 2014, resulting in a $5.8 million charge-off. Also impacting the provision expense for the commercial, financial, and agricultural loan category were specific reserves related to a $3.9 million loan to an audio visual equipment distributor, which was transferred into nonaccrual status during the second quarter of 2014. Offsetting these increases in provision expense was the release of approximately $2.7 million in specific reserves related to the payoff of a $4.7 million

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

nonaccrual loan to a local developer. For the nine months ended September 30, 2014, the negative provision expense for residential real estate is a result of declines in both the level of impaired loans and historical loss rates for this loan category. Provision expense for real estate construction and real estate commercial loan were impacted by an increase in historical loss percentages and qualitative factors including vacancy, capitalization and absorption rates. Provision expense for loans to individuals is directly related to the level of charge-offs for the nine-month period. The level of provision expense for the nine months ended September 30, 2013 was primarily due to further deterioration in the value of certain assets of a commercial relationship with a local developer, which resulted in a net charge-off of $10.1 million, as well as the sale of two commercial real estate loans sold in the first quarter of 2013 that resulted in an additional $3.1 million in provision expense.
The allowance for credit losses was $50.8 million, or 1.15%, of total loans outstanding at September 30, 2014, compared to $54.2 million, or 1.27%, at December 31, 2013 and $55.0 million, or 1.30%, at September 30, 2013. The change compared to December 31, 2013, can be attributed to a $22.9 million, or 14%, decrease in criticized loans, which includes a reduction of $14.1 million, or 24%, in nonperforming loans as well as a $4.2 million decrease in the level of specific reserves held on impaired loans. Nonperforming loans as a percentage of total loans decreased to 1.03% at September 30, 2014 from 1.39% at December 31, 2013 and 1.68% as of September 30, 2013. The allowance to nonperforming loan ratio was 112.21%, 91.31% and 77.17% as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Below is an analysis of the consolidated allowance for credit losses for the nine months ended September 30, 2014 and 2013 and the year-ended December 31, 2013:

	September 30, 2014	September 30, 2013	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$54,225	$67,187	$67,187
Loans charged off:
Commercial, financial, agricultural and other	8,357	17,302	18,399
Real estate construction	296	773	773
Residential real estate	2,286	1,400	1,814
Commercial real estate	1,109	10,051	10,513
Loans to individuals	2,581	2,669	3,679
Total loans charged off	14,629	32,195	35,178
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	625	345	455
Real estate construction	469	140	501
Residential real estate	420	883	1,264
Commercial real estate	432	121	136
Loans to individuals	621	465	633
Total recoveries	2,567	1,954	2,989
Net credit losses	12,062	30,241	32,189
Provision charged to expense	8,621	18,011	19,227
Balance, end of period	$50,784	$54,957	$54,225

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Income
The following table presents the components of noninterest income for the nine months ended September 30, 2014:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$4,587	$4,677	$(90)	(2)%
Service charges on deposit accounts	12,032	11,443	589	5
Insurance and retail brokerage commissions	4,704	4,623	81	2
Income from bank owned life insurance	4,131	4,219	(88)	(2)
Card related interchange income	10,620	10,214	406	4
Other income	6,360	9,430	(3,070)	(33)
Subtotal	42,434	44,606	(2,172)	(5)
Net securities gains	50	237	(187)	(79)
Gain on sale of assets	4,488	2,056	2,432	118
Total noninterest income	$46,972	$46,899	$73	—%

Noninterest income, excluding net securities gains and gain on sale of assets, decreased $2.2 million, or 5%, for the first nine months of 2014 compared to 2013. The most notable change is a $3.1 million decrease in the other income category, which is largely attributable to a $1.6 million reduction in commercial loan swap-related income as well as a $0.2 million decrease in letter of credit fees. The decline in swap-related income is primarily due to a $1.0 million decline in counterparty credit risk.
Total noninterest income for the nine months ended September 30, 2014 was basically unchanged in comparison to the nine months ended September 30, 2013. The most significant change includes a $2.4 million increase in gain on sale of assets as a result of a $1.2 million gain recognized on the sale of the Company's registered investment advisory business and $3.1 million in gains on the sale of several OREO properties.
During the third quarter of 2014, the Company acquired Thompson/McLay Insurance Associates an Indiana, PA based insurance agency. Although this transaction will provide additional non-interest income, in the near term it is expected to be minimally accretive to earnings.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Noninterest Expense
The following table presents the components of noninterest expense for the nine months ended September 30:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$65,185	$64,288	$897	1%
Net occupancy expense	9,969	10,130	(161)	(2)
Furniture and equipment expense - excluding IT conversion	9,473	9,863	(390)	(4)
Data processing expense	4,593	4,511	82	2
Advertising and promotion expense	2,346	2,369	(23)	(1)
Pennsylvania shares tax expense	2,782	4,223	(1,441)	(34)
Intangible amortization	530	848	(318)	(38)
Collection and repossession expense	1,941	2,862	(921)	(32)
Other professional fees and services	2,777	2,765	12	—
FDIC insurance	3,026	3,312	(286)	(9)
Other operating expenses	13,976	16,632	(2,656)	(16)
Subtotal	116,598	121,803	(5,205)	(4)
Loss on redemption of subordinated debt	—	1,629	(1,629)	—
Furniture and equipment expense - related to IT conversion	5,577	—	5,577	N/A
Conversion related expenses	1,676	65	1,611	2,478%
Total noninterest expense	$123,851	$123,497	$354	—%

Noninterest expense, excluding loss on redemption of subordinated debt and conversion related expenses, decreased $5.2 million, or 4%, for the nine months ended September 30, 2014 compared to the same period in 2013. Contributing to the 2014 decrease is a $1.4 million decline in Pennsylvania shares tax as a result of changes in the Pennsylvania tax law and a $0.9 million decrease in collection and repossession expense due to the resolution of several large credits. Additionally, there was a $2.7 million decline in other operating expense, in part due to a $0.9 million insurance recovery received in the first quarter of 2014 related to a $3.5 million fraud loss recognized in 2012. Also contributing to the decline in other operating expenses was $0.8 million in expense recognized during the nine months ended September 30, 2013 related to a contingency reserve for a 1099 tax reporting issue. During the nine months ended September 30, 2014, an agreement was reached with one taxing authority resulting in the reversal of $0.3 million of the reserve from expense.

During the third quarter of 2014, First Commonwealth completed a system conversion to the Jack Henry and Associates SilverLake System core processing software and outsourced certain data processing services that had previously been performed in-house. As a result of this conversion, First Commonwealth incurred $11.8 million of charges, of which $7.3 million was recognized during the nine months ended September 30, 2014. These expenses include accelerated depreciation for data processing hardware and software, early termination charges on previous contracts, and staffing and employment-related charges. During the nine months ended September 30, 2014, $5.6 million in accelerated depreciation and $1.7 million in other conversion related expenses were recognized. The system conversion is expected to provide expense savings from pre-conversion levels of approximately $1.5 million to $1.7 million per quarter, the full effect of which is expected to be recognized starting in the fourth quarter of 2014.

On April 1, 2013, $32.5 million in redeemable capital securities issued by First Commonwealth Capital Trust I were redeemed, resulting in a loss of $1.6 million. This loss includes a $1.1 million prepayment penalty and $0.5 million of unamortized deferred issuance costs. There were no similar expenses in 2014.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Income Tax
The provision for income taxes increased $3.8 million for the nine months ended September 30, 2014, compared to the corresponding period in 2013. The higher provision for income taxes was primarily the result of an $8.3 million increase in the level of income before taxes.
We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the nine months ended September 30, 2014 and 2013.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank-owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 29.4% and 26.3% for the nine months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, our deferred tax assets totaled $51.1 million. Based on our evaluation as of September 30, 2014, we determined that it is more likely than not that all of these assets will be realized. As a result, we did not record a valuation allowance against these assets. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved forecasts, evaluation of historical earning levels and consideration of potential tax strategies. If future events differ from our current forecasts, we may need to establish a valuation allowance, which could have a material impact on our financial condition and results of operations.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Income
For the three months ended September 30, 2014, First Commonwealth had net income of $12.5 million, or $0.13 per share, compared to net income of $15.9 million, or $0.16 per share, in the three months ended September 30, 2013. The decrease in net income was driven by a decrease in noninterest income and increased noninterest expense.
Net Interest Income
Net interest income, on a fully taxable equivalent basis, was $47.4 million in the third quarter of 2014 compared to $48.3 million for the same period in 2013. Net interest income comprises a majority of our operating revenue (net interest income before provision expense plus noninterest income), at 76% and 73% for the three months ended September 30, 2014 and 2013, respectively.
The net interest margin, on a fully taxable equivalent basis, was 3.26% for the three months ended September 30, 2014, compared to 3.43% for the three months ended September 30, 2013. The 17 basis point decline was the result of by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities.

Runoff of existing assets earning higher interest rates and competitive pricing pressure has continued to provide for lower yields on earning assets. Growth in earning assets has helped to offset the spread compression, as average earning assets for the three months ended September 30, 2014 increased $185.7 million, or 3%, compared to the comparable period in 2013. However, during the third quarter of 2014, approximately 30% of the growth in earning assets, was generated by the investment portfolio, where purchases provide approximately 129 basis points less yield than the loan portfolio. Investment portfolio purchases during the three months ended September 30, 2014 have been primarily in mortgage-related assets with approximate durations of 36-48 months and municipal securities with a duration of 10 years. The mortgage-related investments have monthly principal payments that will provide for reinvestment opportunities as interest rates rise.
The taxable equivalent yield on interest-earning assets was 3.57% for the three months ended September 30, 2014, a decrease of 22 basis points from the 3.79% yield for the same period in 2013. This decline can be attributed to the repricing of our adjustable rate assets and the repayment or amortization of fixed rate assets in a declining interest rate environment, as well as lower interest rates available on new investments and loans. Reductions in the cost of interest-bearing liabilities partially offset the impact of lower yields on interest-earning assets. The cost of interest-bearing liabilities was 0.39% for the three months ended September 30, 2014, compared to 0.45% for the same period in 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Comparing the three months ended September 30, 2014 with the same period in 2013, changes in interest rates negatively impacted net interest income by $3.2 million. The lower yield on interest-earning assets adversely impacted net interest income by $3.3 million, while the decline in the cost of interest-bearing liabilities had a positive impact of $0.2 million.
While decreases in interest rates and yields compressed the net interest margin, increases in average interest-earning assets tempered the effect on net interest income. Changes in the volumes of interest-earning assets and interest-bearing liabilities positively impacted net interest income by $2.3 million in the three months ended September 30, 2014, as compared to the same period in 2013. Higher levels of interest-earning assets resulted in an increase of $1.9 million in interest income, while volume changes decreased interest expense by $0.4 million, primarily as the result of runoff in time deposits.
Positively affecting net interest income was a $142.6 million increase in average net free funds at September 30, 2014, as compared to September 30, 2013. Average net free funds are the excess of noninterest-bearing demand deposits, other noninterest-bearing liabilities and shareholders’ equity over noninterest-earning assets. The largest component of the increase in net free funds was an increase in noninterest-bearing demand deposit average balances. Additionally, higher costing time deposits continue to mature and reprice to lower costing certificates or other deposit alternatives. Average time deposits for the three months ended September 30, 2014 decreased $190.3 million compared to the comparable period in 2013.

The following table reconciles interest income in the Condensed Consolidated Statements of Income to net interest income adjusted to a fully taxable equivalent basis for the three months ended September 30:

	2014	2013
	(dollars in thousands)
Interest income per Condensed Consolidated Statements of Income	$51,089	$52,308
Adjustment to fully taxable equivalent basis	811	1,026
Interest income adjusted to fully taxable equivalent basis (non-GAAP)	51,900	53,334
Interest expense	4,536	5,079
Net interest income adjusted to fully taxable equivalent basis (non-GAAP)	$47,364	$48,255

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following is an analysis of the average balance sheets and net interest income on a fully taxable equivalent basis for the three months ended September 30, 2013 and 2014:

	2014			2013
	Average Balance	Income / Expense (a)	Yield or Rate	Average Balance	Income / Expense (a)	Yield or Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,758	$4	0.33%	$3,629	$2	0.22%
Tax-free investment securities (e)	16,233	160	3.91	83	2	7.36
Taxable investment securities	1,362,563	7,781	2.27	1,323,944	8,370	2.51
Loans, net of unearned income (b)(c)	4,388,130	43,955	3.97	4,258,372	44,960	4.19
Total interest-earning assets	5,771,684	51,900	3.57	5,586,028	53,334	3.79
Noninterest-earning assets:
Cash	71,391			72,255
Allowance for credit losses	(52,522)			(60,061)
Other assets	534,515			564,547
Total noninterest-earning assets	553,384			576,741
Total Assets	$6,325,068			$6,162,769
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits (d)	$633,213	$49	0.03%	$670,813	$54	0.03%
Savings deposits (d)	1,832,914	578	0.13	1,937,436	645	0.13
Time deposits	954,474	2,347	0.98	1,144,766	3,051	1.06
Short-term borrowings	940,156	662	0.28	547,393	362	0.26
Long-term debt	199,435	900	1.79	216,733	967	1.77
Total interest-bearing liabilities	4,560,192	4,536	0.39	4,517,141	5,079	0.45
Noninterest-bearing liabilities and shareholders’ equity:
Noninterest-bearing demand deposits (d)	995,690			885,346
Other liabilities	51,327			47,932
Shareholders’ equity	717,859			712,350
Total noninterest-bearing funding sources	1,764,876			1,645,628
Total Liabilities and Shareholders’ Equity	$6,325,068			$6,162,769
Net Interest Income and Net Yield on Interest-Earning Assets		$47,364	3.26%		$48,255	3.43%

(a)	Income on interest-earning assets has been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

(b)	Income on nonaccrual loans is accounted for on the cash basis, and the loan balances are included in interest-earning assets.

(c)	Loan income includes loan fees earned.

(d)	Average balances do not include reallocations from noninterest-bearing demand deposits and interest-bearing demand deposits into savings deposits, which were made for regulatory purposes.

(e)	Yield on tax-free investment securities calculated using fully taxable equivalent interest income of $1,535 for the three months ended September 30, 2013.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table shows the effect of changes in volumes and rates on interest income and interest expense for the three months ended September 30, 2014 compared with September 30, 2013:

	Analysis of Year-to-Year Changes in Net Interest Income
	Total Change	Change Due To Volume	Change Due To Rate (a)
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$2	$1	$1
Tax-free investment securities	158	300	(142)
Taxable investment securities	(589)	244	(833)
Loans	(1,005)	1,370	(2,375)
Total interest income (b)	(1,434)	1,915	(3,349)
Interest-bearing liabilities:
Interest-bearing demand deposits	(5)	(3)	(2)
Savings deposits	(67)	(34)	(33)
Time deposits	(704)	(508)	(196)
Short-term borrowings	300	257	43
Long-term debt	(67)	(77)	10
Total interest expense	(543)	(365)	(178)
Net interest income	$(891)	$2,280	$(3,171)

(a)	Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances.

(b)	Changes in interest income have been computed on a fully taxable equivalent basis using the 35% federal income tax statutory rate.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of the allowance for credit losses needed or probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period. The provision for credit losses is an amount added to the allowance, against which credit losses are charged.

The table below provides a breakout of the provision for credit losses by loan category for the three months ended September 30, 2013 and 2014:

	2014		2013
	Dollars	Percentage	Dollars	Percentage
	(dollars in thousands)
Commercial, financial, agricultural and other	$(1,958)	(94)%	$1,358	50%
Real estate construction	2,073	100	(1,879)	(69)
Residential real estate	(217)	(11)	84	3
Commercial real estate	1,528	74	1,501	55
Loans to individuals	647	31	838	31
Unallocated	—	—	812	30
Total	$2,073	100%	$2,714	100%
The provision for credit losses for the three months ended September 30, 2014 decreased in comparison to comparable period in 2013 by $0.6 million, or 23.6%. For the three months ended September 30, 2014, the negative provision expense for the commercial, financial and agricultural loans is primarily due to a decline in historical loss rates, while the negative provision for residential real estate loans is a result of declines in both historical loss rates and qualitative factors, such as national delinquency and consumer sentiment. The level of provision expense for real estate construction loans and commercial real estate loans can be attributed to loan growth in these categories, as well as an increase in qualitative factors such as vacancy,

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

capitalization rates and absorption. During the third quarter of 2013, the negative provision expense for real estate construction loans can be attributed to a decline in the historical loss percentage used to determine the appropriate level of allowance for credit losses.

Below is an analysis of the consolidated allowance for credit losses for the three months ended September 30, 2014 and 2013 and the year ended December 31, 2013:

	September 30, 2014	September 30, 2013	December 31, 2013
	(dollars in thousands)
Balance, beginning of period	$50,725	$57,452	$67,187
Loans charged off:
Commercial, financial, agricultural and other	498	3,081	18,399
Real estate construction	—	18	773
Residential real estate	551	757	1,814
Commercial real estate	812	813	10,513
Loans to individuals	1,019	914	3,679
Total loans charged off	2,880	5,583	35,178
Recoveries of loans previously charged off:
Commercial, financial, agricultural and other	204	81	455
Real estate construction	132	81	501
Residential real estate	97	71	1,264
Commercial real estate	177	13	136
Loans to individuals	256	128	633
Total recoveries	866	374	2,989
Net credit losses	2,014	5,209	32,189
Provision charged to expense	2,073	2,714	19,227
Balance, end of period	$50,784	$54,957	$54,225

Noninterest Income
The following table presents the components of noninterest income for the three months ended September 30, 2014:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Income:
Trust income	$1,678	$1,406	$272	19%
Service charges on deposit accounts	4,099	4,227	(128)	(3)
Insurance and retail brokerage commissions	1,709	1,822	(113)	(6)
Income from bank owned life insurance	1,330	1,359	(29)	(2)
Card related interchange income	3,599	3,536	63	2
Other income	1,845	3,148	(1,303)	(41)
Subtotal	14,260	15,498	(1,238)	(8)
Net securities gains	48	229	(181)	(79)
Gain on sale of assets	742	1,356	(614)	(45)
Total noninterest income	$15,050	$17,083	$(2,033)	(12)%

Noninterest income, excluding net securities gains and gain on sale of assets, decreased $1.2 million, or 8%, for the third quarter of 2014 compared to the same period in 2013. Total noninterest income decreased $2.0 million, or 12%, in comparison to the three months ended September 30, 2013. The most significant change was in the other income category, which decreased

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

by $1.3 million as a result of a $0.5 million decrease in interest rate swap related income, a $0.4 million decline in income generated from the management advisory business sold in the first quarter of 2014, and a $0.1 million decrease in letter of credit fees.
Noninterest Expense
The following table presents the components of noninterest expense for the three months ended September 30, 2013 and 2014:

	2014	2013	$ Change	% Change
	(dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$22,244	$20,998	$1,246	6%
Net occupancy expense	3,180	3,274	(94)	(3)
Furniture and equipment expense	3,046	3,294	(248)	(8)
Data processing expense	1,583	1,492	91	6
Advertising and promotion expense	861	815	46	6
Pennsylvania shares tax expense	1,033	1,516	(483)	(32)
Intangible amortization	174	193	(19)	(10)
Collection and repossession expense	783	860	(77)	(9)
Other professional fees and services	1,050	848	202	24
FDIC insurance	926	1,178	(252)	(21)
Other operating expenses	4,480	5,512	(1,032)	(19)
Subtotal	39,360	39,980	(620)	(2)
Furniture and equipment expense - related to IT conversion	1,425	—	1,425	N/A
Conversion related expenses	783	65	718	1,105%
Total noninterest expense	$41,568	$40,045	$1,523	4%

Noninterest expense, excluding conversion related expenses, decreased $0.6 million, or 2%, for the three months ended September 30, 2014, as compared to the same period in 2013. The primary reason for this decline was a lower level of other operating expense in the three months ended September 30, 2014, due to a $0.6 million decline in the reserve for unfunded commitments and a $0.4 million decrease in loss on sale or writedown of OREO properties. Additionally, changes in the Pennsylvania tax law provided for a $0.5 million decline in the Pennsylvania shares tax expense.

Partially offseting the decline in other operating expense was a $1.2 million increase in salary and employee benefit expense. Contributing to this increase were higher incentive payments of $0.8 million as a result of successful sales efforts and increased loan volumes. Additionally, an increase of $0.4 million in overtime expense was recognized as a result of the additional hours related to the system conversion completed in the third quarter of 2014.

As previously noted, in 2013 First Commonwealth executed a contract with Jack Henry and Associates to license the Jack Henry and Associates SilverLake System core processing software and to outsource certain data processing services. A system conversion was completed in the third quarter of 2014 and resulted in a total of $11.8 million of conversion related charges over the four quarter period ending September 30, 2014. During the three months ended September 30, 2014, $1.4 million in accelerated depreciation and $0.8 million in other conversion-related expenses were recognized.

Income Tax
The provision for income taxes decreased $0.2 million for the three months ended September 30, 2014, compared to the corresponding period in 2013. The lower provision for income taxes was primarily the result of a $3.6 million decrease in the level of income before taxes.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

We applied the “annual effective tax rate approach” to determine the provision for income taxes, which applies an annual forecast of tax expense as a percentage of expected full year income, for the three months ended September 30, 2014 and 2013.
We generate an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, income from bank owned life insurance and tax benefits associated with low income housing tax credits, which are relatively consistent regardless of the level of pretax income. The level of tax benefits that reduced our tax rate below the 35% statutory rate produced an annual effective tax rate of 30.4% and 26.4% for the three months ended September 30, 2014 and 2013, respectively.

Liquidity
Liquidity refers to our ability to meet the cash flow requirements of depositors and borrowers as well as our operating cash needs with cost-effective funding. We generate funds to meet these needs primarily through the core deposit base of First Commonwealth Bank and the maturity or repayment of loans and other interest-earning assets, including investments. During the first nine months of 2014, liquidity provided from the net increase in short-term borrowings totaled $408.4 million, while the maturity and redemption of investment securities provided $199.6 million. This liquidity provided funds needed to originate loans, purchase investment securities and fund depositor withdrawals.  We also have available unused wholesale sources of liquidity, including overnight federal funds and repurchase agreements, advances from the FHLB of Pittsburgh, borrowings through the discount window at the Federal Reserve Bank (“FRB”) of Cleveland and access to certificates of deposit through brokers.
In order to increase and diversify our funding sources, we participate in the Certificate of Deposit Account Registry Services (“CDARS”) program as part of an Asset/Liability Committee (“ALCO”) strategy to increase and diversify funding sources. As of September 30, 2014, our maximum borrowing capacity under this program was $950.7 million and as of that date there was $194.6 million outstanding. Also included in this amount is a reciprocal program which allows our depositors to receive expanded FDIC coverage by placing multiple certificates of deposit at other CDARS member banks. As of September 30, 2014, our outstanding certificates of deposits from this program have an average weighted rate of 0.26% and an average original term of 65 days.
An additional source of liquidity is the FRB Borrower-in-Custody of Collateral program which enables us to pledge certain loans, that are not being used as collateral at the FHLB, as collateral for borrowings at the FRB. At September 30, 2014, the borrowing capacity under this program totaled $702.4 million and there were no amounts outstanding.
As of September 30, 2014, our maximum borrowing capacity at the FHLB of Pittsburgh was $1.6 billion and as of that date amounts used against this capacity included $988.6 million in outstanding borrowings and $28.2 million in letter of credit commitments used for pledging public funds and other non-deposit purposes.
First Commonwealth Financial Corporation has an unsecured $15.0 million line of credit with another financial institution. As of September 30, 2014, there are no amounts outstanding on this line.
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

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Noninterest-bearing demand deposits	$995,014	$912,361
Interest-bearing demand deposits	82,221	89,149
Savings deposits	2,363,464	2,506,631
Time deposits	931,689	1,095,722
Total	$4,372,388	$4,603,863
During the first nine months of 2014, total deposits decreased $231.5 million due to a $164.0 million decrease in time deposits and a decrease of $150.1 million in interest-bearing and savings deposits, offset by a $82.7 million increase in noninterest-

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

bearing deposits. The decrease in time deposits is due to a decline in wholesale certificates of deposits of $56.5 million coupled with a decline in core certificates of deposit of $107.5 million. Wholesale certificates can offer a more attractive source of incremental funding as they generally have a lower incremental cost of funds than traditional certificates of deposit funding. The decline in interest-bearing demand and savings deposits are partially due to the elimination in 2014 of several promotional interest rates as a means of standardizing rates in anticipation of the IT system conversion described earlier.
Market Risk
The following gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The ratio of rate-sensitive assets to rate-sensitive liabilities repricing within a one-year period was 0.72 and 0.71 at September 30, 2014 and December 31, 2013, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months. The level of First Commonwealth's ratio is largely driven by the modeling of interest-bearing non-maturity deposits, which are included in the analysis as repricing within one year.

Gap analysis has limitations due to the static nature of the model that holds volumes and consumer behaviors constant in all economic and interest rate scenarios. A lower level of rate sensitive assets to rate sensitive liabilities repricing in one year could indicate reduced net interest income in a rising interest rate scenario, and conversely, increased net interest income in a declining interest rate scenario. However, the gap analysis incorporates only the level of interest-earning assets and interest-bearing liabilities and not the sensitivity each has to changes in interest rates. The impact of the sensitivity to changes in interest rates is provided in the table below the gap analysis. The following is the gap analysis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	0-90 Days	91-180 Days	181-365 Days	Cumulative 0-365 Days	Over 1 Year Through 5 Years	Over 5 Years
	(dollars in thousands)
Loans	$2,213,485	$167,731	$292,194	$2,673,410	$1,392,414	$312,870
Investments	138,164	121,082	139,404	398,650	536,929	437,627
Other interest-earning assets	5,374	—	—	5,374	—	—
Total interest-sensitive assets (ISA)	2,357,023	288,813	431,598	3,077,434	1,929,343	750,497
Certificates of Deposit	335,725	121,018	199,682	656,425	271,066	4,198
Other deposits	2,445,685	—	—	2,445,685	—	—
Borrowings	1,132,290	25,157	25,320	1,182,767	32,402	8,504
Total interest-sensitive liabilitites (ISL)	3,913,700	146,175	225,002	4,284,877	303,468	12,702
Gap	$(1,556,677)	$142,638	$206,596	$(1,207,443)	$1,625,875	$737,795
ISA/ISL	0.60	1.98	1.92	0.72	6.36	59.08
Gap/Total assets	24.49%	2.24%	3.25%	19.00%	25.58%	11.61%

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

	Net interest income change (12 months)
	-200	-100	+100	+200
	(dollars in thousands)
September 30, 2014	$(6,407)	$(2,662)	$(503)	$(67)
December 31, 2013	(8,878)	(4,355)	(833)	(646)
The analysis and model used to quantify the sensitivity of our net interest income becomes less reliable in a decreasing 200 basis point scenario given the current low interest rate environment. Results of the 100 and 200 basis point interest rate decline scenario are affected by the fact that many of our interest-bearing liabilities are at rates below 1%, and therefore cannot decline 100 or 200 basis points, yet our interest-sensitive assets are able to decline by these amounts. In the nine months ended September 30, 2014 and 2013, the cost of our interest-bearing liabilities averaged 0.42% and 0.50%, respectively, and the yield on our average interest-earning assets, on a fully taxable equivalent basis, averaged 3.62% and 3.81%, respectively.
During the second quarter of 2014, the Company analyzed the assumptions used when estimating the volatility of our non-maturity deposits. As a result of this analysis, the duration of our nonmaturity deposits was determined to be 1.4 years longer than previously modeled and the repricing sensitivity was determined to 26 basis points less in a 100 basis point increase in interest rates.
The above mentioned nonmaturity deposit analysis, which helped the Company better understand the duration of its liabilities, provided management with the opportunity to employ alternative ALCO strategies to help protect the net interest margin. As a result, during the third quarter of 2014 the Company implemented two ALCO strategies; a bond exchange transaction and a cash flow interest rate hedge. The bond exchange transaction involved the sale of $132.8 million in securities and the purchase of a like amount of similar securities with slightly longer durations. The overall effect of this transaction was to increase the yield on the investment portfolio by 7 basis points, while extending the overall duration of the entire investment portfolio by 2.4 months. The second transaction was a cash flow interest rate swap, in which we extended the duration of $100.0 million of the $1.3 billion LIBOR based loans in our loan portfolio. If short-term interest rates remain low, the effect of these two strategies is expected to add approximately $1.8 million of pre-tax income on an annualized basis in the first year. These strategies add two to three basis points of protection to the net interest margin as a hedge against a prolonged low-rate environment, while still maintaining the overall asset-sensitive position of the bank to take advantage of rising rates when they eventually do occur.
Asset/liability models require that certain assumptions be made, such as prepayment rates on earning assets and the impact of pricing on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon our

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will approximate actual results.
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
First Commonwealth also maintains a reserve for unfunded loan commitments and letters of credit based upon credit risk and probability of funding. The reserve totaled $2.9 million at September 30, 2014 and is classified in "Other liabilities" on the Condensed Consolidated Statements of Financial Condition.
Nonperforming loans include nonaccrual loans and loans classified as troubled debt restructurings. Nonaccrual loans represent loans on which interest accruals have been discontinued. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower, who could not obtain comparable terms from alternative financing sources. In the first nine months of 2014, 60 loans totaling $3.9 million were identified as troubled debt restructurings. Please refer to Note 9, “Loans and Allowance for Credit Losses,” for additional information on troubled debt restructurings.

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
There was continued improvement in the majority of the Company's credit metrics during the third quarter of 2014. The allowance for credit losses was $50.8 million at September 30, 2014 or 1.15% of total loans outstanding compared to 1.27% reported at December 31, 2013 and 1.30% at September 30, 2013. General reserves as a percentage of non-impaired loans were 1.06% at September 30, 2014 compared to 1.07% at December 31, 2013 and 1.12% at September 30, 2013. Nonperforming loan balances decreased $14.1 million during the first nine months of 2014. Criticized loans totaled $139.4 million at September 30, 2014 and represented 3% of the loan portfolio. The level of criticized loans decreased as of September 30, 2014 when compared to December 31, 2013, by $22.9 million, or 14%. Delinquency on accruing loans for the same period increased $5.1 million, or 39%, the majority of which are commercial real estate and residential real estate loans.
The allowance for credit losses as a percentage of nonperforming loans was 112.21% as of September 30, 2014 compared to 91.31% at December 31, 2013 and 77.17% at September 30, 2013. The amount of allowance related to nonperforming loans was determined by using fair values obtained from current appraisals and updated discounted cash flow analyses. The allowance for credit losses includes specific allocations of $4.6 million and general reserves of $46.2 million. Management believes that the allowance for credit losses is at a level deemed sufficient to absorb losses inherent in the loan portfolio at September 30, 2014.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The following table provides information related to nonperforming assets, the allowance for credit losses and other credit-related measures:

	September 30,				December 31, 2013
	2014		2013
	(dollars in thousands)
Nonperforming Loans:
Loans on nonaccrual basis	$27,310		$42,122		$28,908
Troubled debt restructured loans on nonaccrual basis	6,783		17,807		16,980
Troubled debt restructured loans on accrual basis	11,164		11,290		13,495
Total nonperforming loans	$45,257		$71,219		$59,383
Loans past due in excess of 90 days and still accruing	$2,374		$2,364		$2,505
Other real estate owned	$7,751		$9,656		$11,728
Loans outstanding at end of period	$4,411,481		$4,240,004		$4,283,833
Average loans outstanding	$4,331,807	(a)	$4,248,048	(a)	$4,255,593	(b)
Nonperforming loans as a percentage of total loans	1.03%		1.68%		1.39%
Provision for credit losses	$8,621	(a)	$18,011	(a)	$19,227	(b)
Allowance for credit losses	$50,784		$54,957		$54,225
Net charge-offs	$12,062	(a)	$30,241	(a)	$32,189	(b)
Net charge-offs as a percentage of average loans outstanding (annualized)	0.37%		0.95%		0.76%
Provision for credit losses as a percentage of net charge-offs	71.47%	(a)	59.56%	(a)	59.73%	(b)
Allowance for credit losses as a percentage of end-of-period loans outstanding	1.15%		1.30%		1.27%
Allowance for credit losses as a percentage of nonperforming loans	112.21%		77.17%		91.31%

(a)	For the nine-month period ended.

(b)	For the twelve-month period ended.

Nonperforming loans decreased $14.1 million to $45.3 million at September 30, 2014 compared to $59.4 million at December 31, 2013. This decrease can be primarily attributed to the payoff of five nonperforming loan relationships totaling $11.6 million and the sale of three nonperforming loans totaling $0.7 million. Offsetting these decreases was the addition of a $3.9 million commercial industrial loan to an audio visual equipment distributor.

The following tables show the outstanding balances of our loan portfolio and the breakdown of net charge-offs and nonperforming loans by loan type as of and for the periods presented:

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(dollars in thousands)
Commercial, financial, agricultural and other	$1,071,531	24%	$1,021,056	24%
Real estate construction	115,788	3	93,289	2
Residential real estate	1,234,842	28	1,262,718	30
Commercial real estate	1,345,302	30	1,296,472	30
Loans to individuals	644,018	15	610,298	14
Total loans and leases net of unearned income	$4,411,481	100%	$4,283,833	100%
During the nine months ended September 30, 2014, loans increased $127.6 million or 3% compared to balances outstanding at December 31, 2013. Loan growth was experienced in all categories, except residential real estate. Impacting commercial financial and agricultural loans as well as commercial real estate loans was the opening in early 2014 of a new commercial business center in Cleveland as well as growth in direct middle market lending and syndications in Pennsylvania and contiguous states. Loans to Individuals increased due to growth in indirect auto lending.

FIRST COMMONWEALTH FINANCIAL CORPORATION AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

The decline in the residential real estate category can be attributed to continued runoff in our mortgage portfolio, since the Company has not offered a traditional mortgage product in close to ten years. During the third quarter of 2014, the Company launched its mortgage banking division, which will provide purchase and refinance mortgage products across our western Pennsylvania footprint. Many of the mortgage loans originated through this division will be sold in the secondary market; therefore, it is likely that non-interest income will be impacted more than the loan portfolio.
Net charge-offs for the nine months ended September 30, 2014 totaled $12.1 million compared to $30.2 million for the nine months ended September 30, 2013. The most significant charge-offs during the nine months ended September 30, 2014 were $8.0 million recognized on two commercial loans and sixteen consumer loan relationships. During the nine months ended September 30, 2013, the most significant charge-offs were a $21.2 million charge recognized on four commercial real estate loans and a $3.1 million charge-off recognized upon transfer of two loans to held for sale.

	For the Nine Months Ended September 30, 2014			As of September 30, 2014
	Net Charge- offs	% of Total Net Charge-offs	Net Charge- offs as a % of Average Loans (annualized)	Nonperforming Loans	% of Total Nonperforming Loans	Nonperforming Loans as a % of Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and other	$7,732	64.10%	0.24%	$24,635	54.44%	0.56%
Real estate construction	(173)	(1.43)	(0.01)	291	0.64	0.01
Residential real estate	1,866	15.47	0.06	11,538	25.49	0.26
Commercial real estate	677	5.61	0.02	8,445	18.66	0.19
Loans to individuals	1,960	16.25	0.06	348	0.77	0.01
Total loans, net of unearned income	$12,062	100.00%	0.37%	$45,257	100.00%	1.03%
As the above table illustrates, commercial, financial, agricultural and other and residential real estate loans represented a significant portion of the nonperforming loans as of September 30, 2014. See discussions related to the provision for credit losses and loans for more information.
Capital Resources
At September 30, 2014, shareholders’ equity was $709.5 million, a decrease of $2.2 million from December 31, 2013. The decrease was primarily the result of $36.7 million in net income and increases of $10.9 million in the fair value of available for sale investments, offset by $30.9 million of common stock repurchases and $19.8 million of dividends paid to shareholders. Cash dividends declared per common share were $0.21 and $0.17 for the nine months ended September 30, 2014 and 2013, respectively.
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
Under current regulations, quantitative measures to ensure capital adequacy require First Commonwealth to maintain minimum amounts and ratios of Total and Tier I capital (common and certain other “core” equity capital) to risk weighted assets, and of Tier I capital to average assets. As of September 30, 2014, First Commonwealth and its banking subsidiary met all capital adequacy requirements to which they are subject.
As of September 30, 2014, First Commonwealth was considered well-capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, the Company must maintain minimum Total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the table below:

	Actual		Regulatory Minumum		Well Capitalized Regulatory
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
	(dollars in thousands)
Total Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$655,604	12.77%	$410,619	8.00%
First Commonwealth Bank	639,615	12.44	411,244	8.00	$514,055	10.00%
Tier I Capital to Risk Weighted Assets
First Commonwealth Financial Corporation	$601,844	11.73%	$205,310	4.00%
First Commonwealth Bank	585,955	11.40	205,622	4.00	$308,433	6.00%
Tier I Capital to Average Assets
First Commonwealth Financial Corporation	$601,844	9.79%	$245,994	4.00%
First Commonwealth Bank	585,955	9.58	244,535	4.00	$305,669	5.00%
During the first quarter of 2014, First Commonwealth completed share repurchase programs in the amount of $25.0 million and $50.0 million which were previously announced on January 29, 2013 and June 19, 2012, respectively. On February 19, 2014, First Commonwealth's Board of Directors authorized an additional $25.0 million common stock repurchase program. As of September 30, 2014, First Commonwealth had completed this program by purchasing 2,924,066 shares at an average price of $8.58 per share. Under all three share repurchase programs, First Commonwealth purchased a total of 13,734,185 shares of common stock at an average price of $7.31 per share.
On October 28, 2014, First Commonwealth Financial Corporation declared a quarterly dividend of $0.07 per share payable on November 21, 2014 to shareholders of record as of November 10, 2014. The timing and amount of future dividends are at the discretion of First Commonwealth's Board of Directors based upon, among other factors, capital levels, asset quality, liquidity and current and projected earnings.

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

On June 19, 2012, the Company announced a share repurchase program through which the Board of Directors authorized management to repurchase up to $50.0 million of the Company’s common stock. On both January 29, 2013 and February 19, 2014, additional share repurchase programs were authorized for up to $25.0 million each in shares of the Company’s common stock. The following table details the amount of shares repurchased under this program during the third quarter of 2014:

Month Ending:	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 31, 2014	242,411	$8.75	242,411	1,747,630
August 31, 2014	1,615,987	8.58	1,612,838	126,212
September 30, 2014	171,765	8.91	171,765	—
Total	2,030,163	$8.63	2,027,014

* Remaining number of shares approved under the Plan is based on the market value of the Company's common stock of $8.56 at July 31, 2014, $8.86 at August 31, 2014 and $8.39 at September 30, 2014.

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

101
The following materials from First Commonwealth Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST COMMONWEALTH FINANCIAL CORPORATION
(Registrant)

DATED: November 10, 2014	/s/ T. Michael Price
T. Michael Price President and Chief Executive Officer

DATED: November 10, 2014	/s/ James R. Reske
James R. Reske Executive Vice President and Chief Financial Officer